Form 10-K
period 1994-01-29
GAP INC
filed 1994-04-22
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)
[ X ]     Annual report pursuant to  Section 13 or 15(d) of  the
Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended January 29, 1994 or

[    ]    Transition  report  pursuant  to  Section  13  or
15(d)  of  the Securities Exchange Act of 1934 [Fee Required]
For the transition period from ______________ to ______________

Commission File Number 1-7562


                           THE GAP, INC.
       (Exact name of registrant as specified in its charter)

          Delaware                            94-1697231
    (State of Incorporation)                (I.R.S. Employer
                                            Identification No.)
                               One Harrison
                      San Francisco, California 94105
                  (Address of principal executive offices)

 Registrant's telephone number, including area code: (415)952-4400

     Securities registered pursuant to Section 12(b) of the Act:

 Common Stock, $0.05 par value             New York  Stock Exchange, Inc.
    (Title of class)                       Pacific Stock  Exchange, Inc.
                                 (Name of each exchange where registered)

      Securities registered pursuant to Section 12(g) of the Act: None
                         _______________________

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 1994 was approximately $4,350,722,367, based upon the last price reported for such date in the NYSE-Composite transactions.

   The number of shares of the Registrant's Common Stock outstanding as of March 28, 1994 was 145,572,634.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on May 24, 1994 (hereinafter referred to as the "1994 Proxy Statement") are incorporated into Parts I and III.

  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 29, 1994 (hereinafter referred to as the "1993 Annual Report to Stockholders") are incorporated into Parts II and IV.

                                   PART I

Item 1 - BUSINESS

General

   The Gap, Inc. (hereinafter referred to as the "Company") is a specialty retailer which operates stores selling casual apparel, shoes and other accessories for men, women and children under six trade names: Gap, GapKids, babyGap, GapShoes, Banana Republic and Old Navy Clothing Co. The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988. On March 28, 1994, the Company operated 1,383 stores, including 841 Gap, 316 GapKids, 179 Banana Republic and 47 Old Navy Clothing Co. stores (40 of the Gap and GapKids stores are located in the United Kingdom, 64 are located in Canada and 1 is located in France).

     All of the Company's merchandise is private label. The Gap stores offer casual clothing for men and women. GapKids was introduced in 1986 to provide well-designed, comfortable clothing for boys and girls ages 2-12. The babyGap line, offering mostly natural fiber clothing for infants and toddlers, was added in 1990 and is sold in most GapKids stores. Banana Republic, Inc., a wholly-owned subsidiary acquired by the Company in 1983, offers classic, casual fashions for men and women. Old Navy Clothing Co. was introduced in 1993 under the name Gap Warehouse and offers basic and fashion casual clothing for men, women and children at lower price points.

Merchandise Inventory, Replenishment and Distribution

     The retail apparel specialty business fluctuates according to changes in customer preferences dictated by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are evidenced by customer purchases. The Company is vulnerable to changing fashion trends. In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons when the Company and other retailers generally build up their inventory levels. The Company must enter into contracts for the purchase and manufacture of private label apparel well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

     The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and may use markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected.

     Because the Company does not carry much replenishment inventory in its stores, replenishment inventory is maintained in the Company's distribution centers in California, Kentucky, Maryland and Canada and in a distribution center owned and operated by a third party in the United Kingdom, and then shipped to the stores.

Store Operations and Expansion

     The Company's stores offer a shopper-friendly environment with a select assortment of casual clothing and accessories which emphasize style, quality and good value. The range of apparel displayed in each store varies significantly depending on the selling season and the size of the store.

     The Company's stores generally are open seven days per week
(where permitted by law), three to six nights per week and most holidays. All sales are made for cash, personal checks or on credit cards issued by others.

     The Company opened 108 new stores and expanded 130 stores during the 1993 fiscal year; the Company anticipates that it will open approximately 185 to 200 new stores and expand approximately 90 stores during the 1994 fiscal year. Over the past four years, the Company has increased the average size of its new stores and expanded the size of existing stores. For fiscal 1993, the average size of new and expanded stores was about 8,000 square feet for The Gap, 4,400 square feet for GapKids, and 7,000 square feet for Banana Republic. Expanded stores are excluded from comparable store calculations until they have been open over one year in their new size.

     The Company's continued success depends, in part, upon its ability both to increase sales at existing store locations and to open and operate stores on a profitable basis. There can be no assurance that this expansion will result in enhanced profitability or that it will continue at the same rate in future years. In addition, the Company's strategy of expanding domestically through new concepts (such as Old Navy Clothing Co.), and internationally in countries in which the Company has no, or limited, operating history could result in reduced profitability if such expansion is not successful.

     The Company is monitoring proposed federal health care legislation and anticipates an increase in its operating costs if such legislation is passed because the Company is a multi-state, labor-intensive employer. The Company believes that it is too early to quantify the economic impact of such legislation on the Company due to uncertainty as to what legislation may ultimately be adopted.

Suppliers

     The Company purchases merchandise from over 700 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 1993 purchases. All suppliers manufacture the Company's private-label merchandise according to the Company's specifications. During fiscal 1993, approximately 40% of all the Company's merchandise was produced domestically while the remaining 60% was imported from overseas vendors. Approximately 23% of foreign dollar purchases were from Hong Kong, or about 15% of the Company's total merchandise, with the remainder coming from 42 other countries. Any event causing a sudden disruption of imports from Hong Kong, including the imposition of additional import restrictions, could have a materially adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

     The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or effect of any trade retaliation. For example, currently the United States government is considering imposing various restrictions on the importation of goods from China, including denial of most favored nation (MFN) status. Trade restrictions, including increased tariffs or quotas, or both, against apparel items could affect the importation of apparel generally, and, in that event, could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies and restrictions on the transfer of funds.

Seasonal Business

     The Company's business follows a seasonal pattern, peaking over a total of about 10 weeks during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal year 1993, these periods accounted for approximately 30% of the Company's annual sales.

Competition

     The Company's business is highly competitive. The Company's stores compete with national and local department, specialty and discount store chains and independent retail stores which handle similar lines of merchandise. Some competitors have larger sales and assets than the Company.

     Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer service are all important factors in competing successfully in the retail industry. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors or its relative competitive position.

     The performance of the Company in recent years has increased imitation by other retailers. Such imitation has made and will continue to make the retail environment more competitive. In addition, the success of the Company's operations depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. A decline in consumer spending could adversely affect the Company's net sales and profitability.

Advertising

     The Company's marketing strategy primarily involves advertising in major metropolitan newspapers and their Sunday magazines and in The New Yorker, with smaller amounts of print advertising in lifestyle and fashion magazines, such as Vanity Fair and Glamour. Other advertising media include various outdoor venues, such as bus shelters, mass transit posters, billboards, telephone kiosks and exterior bus panels,including double-decker London buses. In addition, the Gap Division introduced in 1993 a new print campaign for its khaki pants featuring celebrities in the fields of the arts and motion pictures wearing khakis.

Employees

     On January 29, 1994, the Company had a work force of approximately 44,000 employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. The Company considers its employee relations to be good.

Trademarks and Service Marks

     The trademarks and service marks for Gap, GapKids, babyGap, GapShoes, Banana Republic and Old Navy Clothing Co., and other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark
Office and with the registries of many foreign countries.

Executive Officers of the Registrant

     The Chairman and Chief Executive Officer of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Operating Officer of the Company and Chief Executive Officer of the operating divisions. Robert J. Fisher is Executive Vice President and Chief Financial Officer of the Company. Each of Messrs. Donald G. Fisher, Robert J. Fisher and Drexler is a director of the Company and the required information with respect to each of them is set forth in the table located in the Section entitled "Nominees for Election as Directors" of the 1994 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

     Name                Age     Position

Patricia DeRosa     41   President, GapKids Division

William S. Fisher   37   President, International Division

Magdalene Gross     45   Executive Vice President - Advertising, Gap Division

Warren R. Hashagen  43   Senior Vice President - Finance

Richard M. Lyons    37   President, Gap Division


     Ms. DeRosa joined the Company in 1975 and has served as President, GapKids Division since July 1993. From August 1992 to July 1993 she was Executive Vice President, Gap Division and from March 1991 to August 1992 she served as Executive Vice President -
 Merchandising, Gap Division. From April 1989 to March 1991 she was Senior Vice President, General Merchandise Manager, Men's,
Gap Division, and from 1988 to March 1989 she was Vice President, General Merchandise Manager, Men's. From 1986 to 1988 she was Merchandise Manager, Men's.

     Mr. William S. Fisher joined the Company in 1984 and has served as President, International Division since July 1993. From August 1992 to July 1993 he was Executive Vice President, International Division and from April to August 1992 he served as Senior Vice President - International, Gap Division in charge of United Kingdom and Canada operations. He served as Senior Vice President - International from April 1991 to April 1992 and as Vice President - International, Canada Operations from December 1989 to April 1991. From 1988 to 1989 he was Regional Manager, Gap Division and from 1987 to 1988 he was Vice President of Stores and Operations, Banana Republic, Inc.

     Ms. Gross joined the Company in 1984 and has served as Executive Vice President - Advertising, Gap Division since April
1992. From 1989 to 1992, she was Senior Vice President -
Advertising. She served as Senior Vice President - Advertising of the Gap Division from 1986 to 1989.

     Mr. Hashagen joined the Company in 1982 and has served as Senior Vice President - Finance since April 1992. From February 1991 to April 1992, he was Senior Vice President - Finance and Treasurer. He served as Vice President, Treasurer from 1988 to 1991 and as Corporate Treasurer from 1987 to 1988.

     Mr. Lyons joined the Company in 1984 and has served as President, Gap Division since July 1993. From August 1992 to July 1993 he was Executive Vice President, GapKids Division and from November 1989 to August 1992 he was Senior Vice President - General Merchandise Manager, GapKids Division. He served as General Merchandise Manager, GapKids from 1988 to 1989, at which time he was promoted to Vice President - General Merchandise Manager, GapKids. From 1986 to 1988 he was Buyer for GapKids.

Item 2 - PROPERTIES

     During fiscal year 1993, the Company opened 108 stores and closed 45. The newly-opened stores include 45 Gap stores (including 1 store in the United Kingdom, 5 stores in Canada and 1 store in France), 44 GapKids stores (including 2 stores in the United Kingdom and 6 stores in Canada) and 19 Banana Republic stores. In addition, during fiscal year 1993, the Company expanded 130 stores. The expanded stores include 81 Gap stores (including 2 stores in the United Kingdom and 6 stores in Canada), 34 GapKids stores, 14 Banana Republic stores and 1 Old Navy Clothing Co. store. The 1,370 stores operating on January 29, 1994 aggregated approximately 7.5 million square feet. The Company leases virtually all of its store premises for terms generally ranging from 12 to 15 years. Most leases provide for additional rent based on a percentage of store sales in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved. In the United States, the Company's stores are located in all of the 50 largest metropolitan statistical areas.

     During fiscal year 1994, the Company plans to increase store space by 15% to 20%, after taking into account store closings. This increase is expected to include the opening of approximately 185 to 200 stores worldwide and the expansion of approximately 90 of the Company's existing stores.

     The Company leases its headquarters and regional office buildings, as well as its Eastern (EDC) and Canadian (CDC) Distribution Centers. The EDC in Erlanger, Kentucky consists of approximately 1,042,000 square feet. It distributes Gap, GapKids and Banana Republic merchandise and its lease term runs through February 28, 2003, with options to extend the lease for an additional 30 years. The Company leases approximately 112,000 square feet in Brampton, Ontario to serve as its Canadian distribution facility. The CDC distributes Gap and GapKids merchandise and its lease term runs through August 23, 2000, with options to extend the lease for an additional ten years.

     The Company owns its Western Distribution Center (WDC) located in Ventura, California. This facility, which is approximately 334,000 square feet, distributes Gap and GapKids merchandise. The Company also owns an adjacent five acre parcel for possible future expansion. The Atlantic Distribution Center
(ADC), a facility owned by the Company in Edgewood, Maryland, covers approximately 745,000 square feet and distributes Gap merchandise. The Company also owns 156 additional acres, portions of which could be used for potential expansion of the ADC.

     The Company also owns and operates a data center located on seven acres of land in Rocklin, California; it covers approximately 40,000 square feet and serves as a corporate computer processing center.

     The Company continues to explore alternatives for expanding its headquarters facilities in San Francisco and San Bruno, California.

Item 3 - LEGAL PROCEEDINGS

     The Company is a party to routine litigation incident to its business. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves which management believes are adequate to cover any litigation losses which may occur.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                 PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to page 23 of the paper version of the 1993 Annual Report to Stockholders and as electronically filed under the heading "Management's Discussion and Analysis of results of Operations and Financial Condition" of Exhibit 13 to this Annual Report on
Form 10-K.

Item 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to pages 20 and 21 of the paper version of the 1993 Annual Report to Stockholders and as electronically filed under the heading "Five Year Selected Financial Data" of Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 22 and 23 of the paper version of the 1993 Annual Report to Stockholders and as electronically filed under the heading "Management's Discussion and Analysis of results of Operations and Financial Condition" of Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ($000)                   January 29, 1994   January 30, 1993

Short-term  Deferred Tax Asset        $25,119          $36,755
Accrued Payroll                        27,238           24,628

     The information required by this item is incorporated herein by reference to pages 24-33 of the paper version of the 1993
Annual Report to Stockholders and as electronically filed under the headings "Management's Report on Financial Condition, Independent Auditor's Report, Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash
Flows, Consolidated Statements of Stockholders' Equity and Notes to Consolidated Financial Statements" of Exhibit 13 to this
Annual Report on Form 10-K.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                 PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Section entitled "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1994 Proxy Statement. See also Item 1 above.

Item 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors," "Executive Compensation" and "Employment Contracts and Termination of Employment Arrangements" in the 1994 Proxy
Statement.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required by this item is incorporated herein by reference to the Section entitled "Beneficial Ownership of Shares" in the 1994 Proxy Statement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Sections entitled "Other Reportable
Transactions" and "Indebtedness of Management" in the 1994 Proxy
Statement.

                    PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
          ON FORM 8-K

     1. The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

          A.   Financial Statements
              (i) Independent Auditors' Report. Incorporated by reference to Page 24 of the paper version of the 1993 Annual Report to Stockholders and as electronically filed under the heading "Independent Auditors' Report: of
                    Exhibit 13 to this Annual Report on Form 10-K.

             (ii) The consolidated balance sheets as of January 29, 1994 and January 30, 1993 and the related consolidated statements of earnings, cash flows, and stockholders' equity for each of the three fiscal years in the period ended January 29, 1994 are incorporated by reference to pages 25-33 of the paper version of the 1993 Annual Report to Stockholders and as filed electronically under the headings "Consolidated Statements of Earnings, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity" of Exhibit 13 to this Annual Report on Form 10-K.

          B.   Financial Statement Schedules

          Schedules and Independent Auditors' Report thereon for the three years ended January 29, 1994, filed as part of this Annual Report on Form 10-K.

            Independent Auditors' Report on Schedules
         II -    Amounts Receivable From Related Parties and Underwriters,
                 Promoters and Employees Other Than Related Parties
          V -    Property, Plant and Equipment
         VI -    Accumulated Depreciation and Amortization of Property,
                 Plant and Equipment
         IX -    Short-Term Borrowings
          X -    Supplementary Statements of Earnings Information

          Schedules other than those referred to above have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

          Individual financial statements of the Company have been omitted since the Company is primarily an operating Company and the indebtedness of the wholly owned subsidiaries to any person other than the Company does not exceed five percent of the total assets.

          C.   Exhibits

          Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 21 of the paper version of this Report.

          D.   Reports on Form 8-K

          No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE GAP, INC.



Date:  April 15, 1994         By   /s/ Donald G. Fisher
                                Donald G. Fisher, Chairman and Chief
                                Executive Officer (Principal Executive Officer)


Date:  April 15, 1994         By   /s/ Robert J. Fisher
                                Robert J. Fisher, Executive Vice
                                President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 15, 1994         By   /s/ John G. Bowes
                                  John G. Bowes, Director



Date:  April 15, 1994         By   /s/ Millard S. Drexler
                                  Millard S. Drexler, Director



Date:  April 15, 1994         By   /s/ Donald G. Fisher
                                  Donald G. Fisher, Director



Date:  April 15, 1994         By   /s/ Doris F. Fisher
                                  Doris F. Fisher, Director



Date:  April 15, 1994         By   /s/ Robert J. Fisher
                                  Robert J. Fisher, Director



Date:  April 15, 1994         By   /s/ William A. Hasler
                                  William A. Hasler, Director



Date:  April 15, 1994         By   /s/ John M. Lillie
                                  John M. Lillie, Director



Date:  April 15, 1994         By   /s/ Charles R. Schwab
                                  Charles R. Schwab, Director



Date:  April 15, 1994         By   /s/ Brooks Walker, Jr.
                                  Brooks Walker, Jr., Director

INDEX TO FINANCIAL STATEMENT SCHEDULES (page references are to the paper version of the Annual Report on Form 10-K)


Independent  Auditors' Report on Schedules                   F-1
  II -Amounts Receivable From Related Parties
      and Underwriters, Promoters and Employees
      Other Than Related Parties                             F-2
   V -Property, Plant and Equipment                          F-4
  VI -Accumulated Depreciation and Amortization of
      Property, Plant and Equipment                          F-5
  IX -Short-Term Borrowings                                  F-6
   X -Supplementary Statements of Earnings Information       F-7

Deloitte & Touche



50 Fremont Street                      Telephone:(415)247-4000
San Francisco, California 94105-2230   Facsimile:(415)247-4329




INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To the Stockholders and Board of Directors of The Gap, Inc.

We have audited the consolidated financial statements of The Gap, Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and for each of the three fiscal years in the period ended January 29, 1994 and have issued our report thereon dated March 3, 1994: such financial statements and report are included in your 1993 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of The Gap, Inc. and subsidiaries, listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion,such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ Deloitte & Touche

 March 3, 1994

                  THE GAP, INC. AND SUBSIDIARIES
 SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                        Balance at                    Deductions                  Balance at
                        beginning               Amounts      Amounts             end of period
Name of debtor          of period   Additions  collected     written off    Current      Non-Current
Year Ended January 29, 1994:
Christopher Fiore        $150,000   $    -    ($150,000)     $    -         $     -       $     -  <F1>
Ronald G. Franks          130,000        -         -              -               -        130,000 <F1>
Kevin M. Lonergan         130,000        -      (15,000)          -         115,000             -  <F1><F4>
George P. Blankenship     100,000        -         -              -         100,000             -  <F1>
David M. DeMattei         100,000        -         -           (50,000)      50,000             -  <F1>
Stanley L. Moore          100,000        -      (50,000)          -               -         50,000 <F1>
T. Robert Bell IV         100,000        -     (100,000)          -               -             -  <F3>
Laura J. Loda                  -     134,179    (91,679)          -               -         42,500 <F1>
Joann C. Kuss                  -     103,414       -              -          103,414            -  <F3>

Year Ended January 30, 1993:
Millard S.  Drexler      $500,000   $    -    ($500,000)     $    -         $     -        $    -  <F2>
J. Patrick Spainhour      179,000    210,000   (375,000)        (14,000)          -             -  <F1><F4>
Ronald G. Franks          170,000        -      (40,000)          -               -        130,000 <F1><F5>
Stanley L. Moore          159,508        -      (59,508)          -               -        100,000 <F1><F3>
Kevin M. Lonergan         145,000        -         -            (15,000)       15,000      115,000 <F1><F4>
T. Robert Bell IV         100,000        -         -              -               -        100,000 <F3>
George P. Blankenship     100,000        -         -              -               -        100,000 <F1>
David M. DeMattei         100,000        -         -              -           50,000        50,000 <F1>
Gail Pfeifer               16,456        -       (2,689)          -            2,855        10,912 <F1>
Christopher Fiore             -      164,375    (14,375)          -               -        150,000 <F1>
Brian W. Falk                 -      177,986   (132,986)          -               -         45,000 <F1><F3>
Walter N. Moll                -      183,049   (120,549)          -               -         62,500 <F1>

Year Ended February 1, 1992:
Millard S. Drexler       $500,000   $    -    $    -          $   -        $      -        $500,000 <F2>
J. Patrick Spainhour      186,000        -         -             (7,000)       7,000        172,000 <F1><F4>
Ronald G. Franks           40,000    130,000       -              -          130,000         40,000 <F1><F5>
Stanley L. Moore              -      159,508       -              -           59,508        100,000 <F1><F3>
Kevin M. Lonergan         160,000        -         -            (15,000)      15,000        130,000 <F1><F4>
T. Robert Bell IV         467,037        -    (367,037)           -               -         100,000 <F1><F3>
George P. Blankenship     100,000        -         -              -               -         100,000 <F1>
David M. DeMattei          15,181    100,000   (15,181)           -               -         100,000 <F1>
James A. Gargiulo         390,000        -    (390,000)           -               -              -  <F1><F3>
Raymond C. Attanasio      192,072    176,364  (368,436)           -               -              -  <F3>
Robert T. Amato               -      138,645  (138,645)           -               -              -  <F3>
Daniel E. Walker              -      125,000  (125,000)           -               -              -  <F1>
Gail Pfeifer              132,762        -    (116,306)           -            2,689        13,767  <F1><F3>
Steven S. Krajenka            -      114,178  (114,178)           -               -              -  <F3>
Carole J. Whitacre        100,000        -    (100,000)           -               -              -  <F1>
_________________________________________

<F1> Loan is (was) secured by a deed of trust on debtor's principal residence and, in some cases, by the debtor's restricted stock or stock options. Interest at a rate of 4% to 9% is (was) paid monthly with outstanding principal and any unpaid interest due in full at dates ranging from September 1993 to August, 1998.

<F2> The loan was securted by a first deed of trust on real property owned by the debtor. The loan and all related interest was paid in full on April 8, 1992.

<F3> Loan is (was) a non-interest bearing bridge loan due upon the sale of the debtor's principal residence.

<F4> A portion of loan was a non-interest bearing personal loan.

<F5> Loan was secured by a deed of trust on debtor's principal residence and was due upon the exercise of the debtor's stock options. Loan was non-interest bearing until April 1, 1992, at which time interest at a rate of 8% became payable monthly.

              THE GAP, INC. AND SUBSIDIARIES
               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
               ($000)
                                                                        Reclassification
                             Balance at                                   of costs from    Balance at
                             beginning      Additions                     construction-      end of
Classification               of period       at cost       Retirements    in-progress        period
Year Ended January 29, 1994:
 Leasehold Improvements      $490,791        $  7,713       ($21,118)      $  79,174      $  556,560
 Furniture and Equipment      388,219          80,472         (7,117)         43,378         504,952
 Construction-in-progress      16,623         134,897            -          (122,552)         28,968
     Total                   $895,633        $223,082       ($28,235)           -         $1,090,480

Year Ended January 30, 1993:
 Leasehold Improvements      $394,835        $  1,198       ($25,757)      $ 120,515      $  490,791
 Furniture and Equipment      255,665          72,232        (26,847)         87,169         388,219
 Construction-in-progress      86,967         137,340            -          (207,684)         16,623
     Total                   $737,467        $210,770       ($52,604)           -         $  895,633

Year Ended February 1, 1992:
  Leasehold Improvements     $289,266        $    522       ($21,101)      $ 126,148      $  394,835
  Furniture and Equipment     178,109          54,768        (14,914)         37,702         255,665
  Construction-in-progress     60,992         189,825            -          (163,850)         86,967
     Total                   $528,367        $245,115       ($36,015)           -         $  737,467

Note: Refer to Note A of the Consolidated Financial Statements for description of depreciation methods.

                           THE GAP, INC. AND SUBSIDIARIES

            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                           PROPERTY, PLANT AND EQUIPMENT
                                     ($000)

                                             Additions
                              Balance at     charged to                      Balance at
                              beginning      costs and                       end of
  Description                 of period       expenses      Retirements      period
  Year Ended January 29, 1994:
    Leasehold Improvements     $121,235        $41,883        ($12,035)      $151,083
    Furniture and Equipment     124,030         79,647          (4,702)       198,975
       Total                   $245,265       $121,530        ($16,737)      $350,058

  Year Ended January 30, 1993:
    Leasehold Improvements     $100,878        $35,067        ($14,710)      $121,235
    Furniture and Equipment      88,849         59,117         (23,936)       124,030
       Total                   $189,727        $94,184        ($38,646)      $245,265

  Year Ended February 1, 1992:
    Leasehold Improvements      $86,259        $27,846        ($13,227)      $100,878
    Furniture and Equipment      58,560         42,274         (11,985)        88,849
       Total                   $144,819        $70,120        ($25,212)      $189,727

  Note: Refer to Note A of the Consolidated Financial Statements for description of depreciation methods.


                                 THE GAP, INC. AND SUBSIDIARIES

                               SCHEDULE IX - SHORT-TERM BORROWINGS
                                              ($000)
                                                           Maximum         Average      Weighted
                                           Weighted         amount         amount       average
                             Balance       average        outstanding    outstanding    interest
Category of aggregate         at end       interest         during         during      rate during
short-term borrowings        of period       rate         the period     the period    the period
                                                                            <F6>         <F7>
Year ended January 29, 1994:
Notes Payable to Banks        $7,603         5.42%          $18,950        $ 5,993        5.65%
Commercial Paper                   -            -                -              -            -

Year ended January 30, 1993:
Notes Payable to Banks        $    -            -           $27,900        $ 3,383        3.28%
Commercial Paper                   -            -            22,500          3,616        3.27%

Year ended February 1, 1992:
Notes Payable to Banks        $    -            -           $52,700        $12,321        5.82%
Commercial Paper                   -            -            30,100          2,983        6.18%
_________________________________________

<F6> The average amount outstanding during the period is computed by dividing the total of daily outstanding balances by the number of days in the year.

<F7> The weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.


Note: Refer to Note B of the Consolidated Financial Statements for general terms of short-term borrowings. Short-term borrowings have original maturities of three months or less.

                     THE GAP, INC. AND SUBSIDIARIES
     SCHEDULE X - SUPPLEMENTARY STATEMENTS OF EARNINGS INFORMATION
                                   ($000)

     Item                     Charged to Costs and Expenses
                                        Fiscal Years


                                   1993      1992      1991
     Advertising Costs           $37,510   $46,249   $34,674




Note: Costs and expenses which are not stated above have been omitted because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

                                    EXHIBIT INDEX


<F8>       3.1    Registrant's Amended and Restated Certificate of
                   Incorporation, filed as Exhibit 3.1 to
                   Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.


<F8>        3.2    Registrant's By-Laws, filed as Exhibit C to
                   Registrant's definitive proxy statement for its annual meeting of stockholders held on May 24, 1988, Commission File No. 1-7562.


<F8>       10.1    Credit Agreement, dated as of March 2, 1990,
                   among Registrant and Citibank, N.A.; Bank of
                   America National Trust & Savings Association;
                   Continental Bank N.A.; National Westminster Bank
                   PLC; Security Pacific National Bank; Deutsche
                   Bank, AG New York Branch and Cayman Islands
                   Branch; Harris Trust and Savings Bank; NCNB
                   National Bank of North Carolina; The Royal Bank of Canada; Algemene Bank Nederland N.V., Cayman
                   Islands Branch; The Sumitomo Bank Limited; and
                   Swiss Bank Corporation, filed as Exhibit 10.6 to
                   Registrant's Annual Report on Form 10-K for the year ended February 3, 1990, Commission File No.
                   1-7562.


<F8>       10.2    Amendment to Credit Agreement, dated as of March
                   4, 1991, filed as Exhibit 10.7 to Registrant's
                   Annual Report on Form 10-K for the year ended
                   February 2, 1991, Commission File No. 1-7562.


<F8>       10.3    Second Amendment to Credit Agreement, dated as
                   of September 16, 1992, filed as Exhibit 10.3 to
                   Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No.
                   1-7562.

<F8>       10.4    Third Amendment to Credit Agreement, dated as of
                   January 22, 1993, filed as Exhibit 10.4 to
                   Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No.
                   1-7562.

<F8>       10.5    Note Agreement, dated as of February 22, 1991,
                   among Registrant and The Prudential Insurance
                   Company of America; Prudential Property and
                   Casualty Insurance Company; Nationwide Life
                   Insurance Company; West Coast Life Insurance
                   Company; Financial Horizons Life Insurance
                   Company; Farmland Life Insurance Company;
                   Wisconsin Health Care Liability Insurance Plan;
                   and Allstate Life Insurance Company filed as
                   Exhibit 10.8 to Registrant's Annual Report on
                   Form 10-K for the year ended February 2, 1991,
                   Commission File No. 1-7562.


<F8>       10.6    Lease Agreement (Canadian Distribution Center),
                   dated as of 4/5/90, between Registrant and Bramalea Limited filed as Exhibit 10.9 to
                   Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No.
                   1-7562.


<F8>       10.7    First Amendment to Lease Agreement (Canadian
                   Distribution Center), dated as of July 5, 1990, filed as Exhibit 10.7 to Registrant's Annual
                   Report on Form 10-K for the year ended January
                   30, 1993, Commission File No. 1-7562.


<F8>       10.8    Lease Agreement (Eastern Distribution Center),
                   dated as of July 6, 1979, between Registrant and Corporate Property Associates, filed as Exhibit
                   10.8 to Registrant's Annual Report on Form 10-K for the year ended February 3, 1980, Commission
                   File No. 1-7562.


<F8>       10.9    Amendment to Lease Agreement (Eastern
                   Distribution Center), dated as of October 10,
                   1986, filed as Exhibit 10.10 to Registrant's
                   Annual Report on Form 10-K for the year ended
                   January 30, 1988, Commission File No. 1-7562.


<F8>       10.10   Second Amendment to Lease Agreement (Eastern
                   Distribution Center), dated as of February 16,
                   1988, filed as Exhibit 10.11 to Registrant's
                   Annual Report on Form 10-K for the year ended
                   January 30, 1988, Commission File No. 1-7562.

<F8>       10.11   Lease Agreement (Kentucky Distribution Center),
                   dated as of February 16, 1988, between
                   Registrant and Corporate Property Associates 7, filed as Exhibit 10.12 to Registrant's Annual
                   Report on Form 10-K for the year ended January
                   30, 1988, Commission File No. 1-7562.


<F8>       10.12   Lease Agreement (One Harrison, San Francisco),
                   dated as of September 1, 1987, between
                   Registrant's wholly-owned subsidiary, Banana
                   Republic, Inc. ("Banana Republic"), and JMC
                   Associates Limited Partnership, filed as Exhibit
                   10.13 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission
                   File No. 1-7562.


<F8>       10.13   First Amendment to Lease Agreement (One
                   Harrison, San Francisco), dated as of December
                   21, 1987, filed as Exhibit 10.14 to Registrant's
                   Annual report on Form 10-K for the year ended
                   February 1, 1992, Commission File No. 1-7562.


<F8>       10.14   Second Amendment to Lease Agreement (One
                   Harrison, San Francisco), dated as of October
                   16, 1991, filed as Exhibit 10.15 to Registrant's
                   Annual report on Form 10-K for the year ended
                   February 1, 1992, Commission File No. 1-7562.


<F8>       10.15   Sublease Agreement (One Harrison, San
                   Francisco), dated as of December 21, 1987, between Registrant's wholly-owned subsidiary,
                   Banana Republic, Inc. and Hillman Properties
                   West, Inc., filed as Exhibit 10.14 to
                   Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No.
                   1-7562.


<F8>       10.16   First Amendment to Sublease Agreement (One
                   Harrison, San Francisco), dated as of December
                   17, 1990, filed as Exhibit 10.17 to Registrant's
                   Annual report on Form 10-K for the year ended
                   February 1, 1992, Commission File No. 1-7562.


<F8>       10.17   Second Amendment to Sublease Agreement (One
                   Harrison, San Francisco), dated as of September
                   30, 1991, filed as Exhibit 10.18 to Registrant's
                   Annual report on Form 10-K for the year ended
                   February 1, 1992, Commission File No. 1-7562.


<F8>       10.18   Third Amendment to Sublease Agreement (One
                   Harrison, San Francisco), dated as of October
                   16, 1991, filed as Exhibit 10.19 to Registrant's
                   Annual report on Form 10-K for the year ended
                   February 1, 1992, Commission File No. 1-7562.


<F8>       10.19   Lease Agreement (Two Harrison, San Francisco),
                   dated as of May 31, 1991, between Registrant and Harrison Plaza, Ltd., a California limited partnership, filed as Exhibit 10.20 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No.
                   1-7562.


<F8>       10.20   Purchase Agreement (Atlantic Distribution
                   Center), dated as of April 9, 1990, between Registrant and Greater Harford Industrial Park
                   Partnership, filed as Exhibit 10.13 to
                   Registrant's Annual Report on Form 10-K for the year ended February 3, 1990, Commission File No.
                   1-7562.


<F8>       10.21   Purchase and Installation Agreement (Materials
                   Handling Equipment for Atlantic Distribution
                   Center), dated as of December 18, 1990, between Registrant and Computer Aided Systems, Inc.
                   filed as Exhibit 10.17 to Registrant's Annual
                   Report on Form 10-K for the year ended February
                   2, 1991, Commission File No. 1-7562.


<F8>       10.22   Construction Agreement (Atlantic Distribution
                   Center), dated as of July 31, 1990, between Registrant and Robert A. Kinsley, Inc., filed as
                   Exhibit 10.18 to Registrant's Annual Report on
                   Form 10-K for the year ended February 2, 1991,
                   Commission File No. 1-7562.


<F8>       10.23   Purchase Agreement (Rocklin Data Center), dated
                   as of November 20, 1990, between Registrant and Stanford Ranch, Inc., filed as Exhibit 10.19 to
                   Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No.
                   1-7562.


<F8>       10.24   Construction Agreement (Rocklin Data Center),
                   dated as of January 11, 1991, between Registrant and The Austin Company, filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File
                   No. 1-7562.


<F8>       10.25   Purchase Agreement (Canadair Corporate Jet),
                   dated as of July 11, 1991, between Registrant and Canadair Challenger, Inc., a Delaware corporation, filed as Exhibit 10.26 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992,


<F8>       10.26   Construction Agreement, dated as of January 1,
                   1992, between Registrant and Fisher Development,
                   Inc., filed as Exhibit 10.26 to Registrant's
                   Annual Report on Form 10-K for the year ended
                   January 30, 1993, Commission File No. 1-7562.


<F8>       10.27   Letter Agreement, dated as of December 17, 1992,
                   amending the Restated Construction Agreement between Registrant and Fisher Development, Inc., filed as Exhibit 10.27 to Registrant's Annual
                   Report on Form 10-K for the year ended January
                   30, 1993, Commission File No. 1-7562.

   EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

<F8>       10.28   1981 Stock Option Plan, filed as Exhibit 4.1 to
                   Registrant's Registration Statement on Form S-8,
                   Commission File No. 33-54690.


<F8>       10.29   Form of Nonqualified Stock Option Agreement
                   under Registrant's 1981 Stock Option Plan, filed as Exhibit 4.2 to Registrant's Registration
                   Statement on Form S-8, Commission File No. 33-
                   54690.

<F8>       10.30   Management Incentive Restricted Stock Plan II,
                   filed as Exhibit 4.1 to Registrant's
                   Registration Statement on Form S-8, Commission
                   File No. 33-54686.


<F8>       10.31   Form of Restricted Stock Agreement under
                   Registrant's Management Incentive Restricted
                   Stock Plan II, filed as Exhibit 4.2 to
                   Registrant's Registration Statement on Form S-8,
                   Commission File No. 33-54686.


<F8>       10.32   GapShare, filed as Exhibit 4.1 to Registrant's
                   Registration Statement on Form S-8, Commission
                   File No. 33-40505.


<F8>       10.33   Nonqualified Supplemental Executive Retirement
                   Plan, effective January 1, 1988, filed as
                   Exhibit 10.29 to Registrant's Annual Report on
                   Form 10-K for the year ended February 3, 1990,
                   Commission File No. 1-7562.


           10.34   Description of Management Incentive Cash Award Plan.


<F8>       10.35   Executive Management Incentive Cash Award Plan,
                   filed as Exhibit A to the Registrant's
                   definitive proxy statement for its annual meeting of stockholders held on May 24, 1994, Commission File No. 1-7562 Proxy.


           10.36   Deferred Compensation Plan.


<F8>       10.37   Relocation Loan Plan, filed as Exhibit A to
                   Registrant's definitive proxy statement for its annual meeting of stockholders held on October
                   25, 1977, Commission File No. 1-7562.


<F8>       10.38   Certificate of Corporate Resolution amending the
                   Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as Exhibit
                   10.34 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission
                   File No. 1-7562.

<F8>       10.39   Agreement, dated as of October 22, 1985, between
                   Registrant and Millard S. Drexler, together with an amendment thereto dated as of November 21, 1985, filed as Exhibits 19.1 and 19.2, respectively, to Registrant's quarterly Report on Form 10-Q for the quarter ended November 2, 1985, Commission File No. 1-7562.


<F8>       10.40   Amendment to the Agreement between Registrant,
                   Millard Drexler and Donald Fisher, dated October
                   23, 1992, filed as Exhibit 10.38 to Registrant's
                   Annual Report on Form 10-K for the year ended
                   January 30, 1993, Commission File No. 1-7562.


<F8>       10.41   Amended and Restated Restricted Stock Agreement,
                   dated January 30, 1992, between Registrant and
                   Millard Drexler, filed as Exhibit 10.39 to
                   Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No.
                   1-7562.


<F8>       10.42   First Amendment to the Amended and Restated
                   Restricted Stock Agreement, dated October 23,
                   1992, between Registrant and Millard Drexler, filed as Exhibit 10.40 to Registrant's Annual
                   Report on Form 10-K for the year ended January
                   30, 1993, Commission File No. 1-7562.


<F8>       10.43   Restricted Stock Award Agreement, dated April
                   13, 1992, between Registrant and Millard
                   Drexler, filed as Exhibit 10.41 to Registrant's
                   Annual Report on Form 10-K for the year ended
                   January 30, 1993, Commission File No. 1-7562.

<F8>       10.44   First Amendment to Restricted Stock Award
                   Agreement, dated October 23, 1992, between
                   Registrant and Millard Drexler, filed as Exhibit
                   10.42 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission
                   File No. 1-7562.


<F8>       10.45   Non-Employee Director Retirement Plan, dated
                   October 27, 1992, filed as Exhibit 10.43 to
                   Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No.
                   1-7562.

           11      Computation of Earnings per Share.


           13 Registrant's annual report to security holders for the fiscal year ended January 29, 1994.


           21      Subsidiaries of Registrant.


           23      Consent of Deloitte & Touche.


<F8> Incorporated by reference as indicated