Form 10-Q
period 1994-04-30
GAP INC
filed 1994-06-13
CIK 39911

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-Q

(Mark One)
[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 30, 1994 or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from __________ to __________

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

          Registrant's telephone number, including area code: (415) 952-4400

                                _______________________

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

                                    Yes   X      No

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

  Common Stock, $0.05 par value, 145,738,648 shares as of June 10, 1994

PART 1                         THE GAP, INC. AND SUBSIDIARIES
ITEM 1                         CONSOLIDATED BALANCE SHEETS


($000)                                         April 30,      January 29,     May 1,
                                                 1994            1994          1993
                                              (Unaudited)    (See Note 1)    (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                          $   323,139   $   460,332  $   216,747
Short-term investments                            176,393        83,497        -
Accounts receivable                                18,420        15,225        8,103
Merchandise inventory                             346,544       331,155      361,403
Prepaid expenses and other                         78,409        66,229       86,245
  Total Current Assets                            942,905       956,438      672,498

Property and equipment (net)                      749,368       740,422      667,498
Long-term investments                              19,944         -            -
Lease rights and other assets                      68,415        66,257       40,134
  Total Assets                                $ 1,780,632   $ 1,763,117  $ 1,380,130

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt          $    75,000   $     -      $     -
Notes payable                                       4,516         7,603        -
Accounts payable                                  214,289       216,664      163,053
Accrued expenses                                  145,786       163,350      113,104
Income taxes payable                               39,757        70,431       11,485
Current deferred lease credits                      4,432         4,196        3,046
  Total Current Liabilities                       483,780       462,244      290,688

Long-term Liabilities:
Long-term debt                                     -             75,000       75,000
Other liabilities                                   9,281        11,353       12,133
Deferred lease credits                             94,695        88,045       68,328
  subtotal                                        103,976       174,398      155,461

Stockholders' Equity:
Common stock $.05 par value
  Authorized 500,000,000 shares
  Issued 156,450,680, 155,733,256
  and 155,245,578 shares
  Outstanding 145,716,152, 145,248,728
  and 144,761,050 shares                            7,823         7,787        7,762
Additional paid-in capital                        278,919       240,655      231,704
Retained earnings                               1,076,279     1,026,836      851,840
Foreign currency translation adjustment            (8,975)       (8,314)      (5,959)
Restricted stock plan deferred compensation       (58,684)      (48,035)     (58,912)
Treasury stock, at cost                          (102,486)      (92,454)     (92,454)
  subtotal                                      1,192,876     1,126,475      933,981
Total Liabilities and Stockholders' Equity    $ 1,780,632   $ 1,763,117  $ 1,380,130


  See accompanying notes to consolidated financial statements.


    THE GAP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF EARNINGS


Unaudited
($000 except per share amounts)         Thirteen Weeks Ended
                                       April 30,       May 1,
                                        1994           1993

Net Sales                            $  751,670     $  643,580

Costs and expenses

 Cost of goods sold and
  occupancy expenses                    462,087        423,956

 Operating expenses                     185,724        151,913

 Interest expense (income), net          (1,063)           767

Earnings before income taxes            104,922         66,944

Income taxes                             41,444         25,439

Net earnings                         $   63,478     $   41,505


Weighted average number
of shares                           144,361,013    144,357,362

Earnings per share                   $      .44     $      .29

Cash dividends per share             $      .10     $      .08

See accompanying notes to consolidated financial statements.

                                     THE GAP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


Unaudited ($000)                                         Thirteen Weeks Ended
                                                  April  30, 1994   May 1, 1993

Cash Flows from Operating Activities:
 Net earnings                                          $  63,478     $ 41,505
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                          39,020       32,013
  Tax benefit from exercise of stock options by
   employees and from vesting of restricted stock         13,670        5,230
 Deferred income taxes                                     -           (1,908)
 Change in  operating assets and liabilities:
  Accounts receivable                                     (3,195)       1,783
  Merchandise inventory                                  (15,886)       4,289
  Prepaid expenses and other                             (13,568)     (15,793)
  Accounts payable                                        (1,987)     (30,673)
  Accrued expenses                                       (17,498)     (15,339)
  Income taxes payable                                   (30,436)         946
  Other long-term liabilities                             (2,073)      (1,892)
  Deferred lease credits                                   7,358        4,618

Net cash provided by operating activities                 38,883       24,779

Cash Flows from Investing Activities:
 Purchase of short-term investments                      (92,896)       -
 Purchase of long-term investments                       (19,944)       -
 Net purchases of property and equipment                 (43,585)     (43,232)
 Acquisition of lease rights                                (683)      (1,052)
 Other assets                                             (1,077)      (1,285)

Net cash used for investing activities                  (158,185)     (45,569)

Cash Flows from Financing Activities:
 Net decrease in notes payable                            (2,979)        -
 Issuance of common stock, net of cancellations            9,407        5,229
 Purchase of treasury stock                              (10,032)        -
 Cash dividends paid                                     (14,035)     (11,118)

Net cash used for financing activities                   (17,639)      (5,889)

Effect of exchange rate changes on cash                     (252)         124

Net decrease in cash and equivalents                    (137,193)     (26,555)

Cash and equivalents at beginning of year                460,332      243,302
Cash and equivalents at end of quarter                  $323,139     $216,747

See accompanying notes to consolidated financial statements.

                             THE GAP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


1.   BASIS OF PRESENTATION

The consolidated balance sheets as of April 30, 1994 and May 1, 1993, and the consolidated statements of earnings and cash flows for the thirteen weeks ended April 30, 1994 and May 1, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at April 30, 1994 and May 1, 1993, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 29, 1994.

The results of operations for the thirteen weeks ended April 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 1995.


2.  INVESTMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 30, 1994. The Company's short and long-term investments consist primarily of debt securities which have been classified as held to maturity and are carried at amortized cost. The adoption of SFAS No. 115 had no material effect on the Company's consolidated financial statements.


3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Year-to-date 1994 and 1993 gross interest payments were $2.1 million and $1.9 million respectively; income tax payments were $58.3 million and $22.2 million respectively.

Deloitte & Touche

2101 Webster Street                Telephone: (510) 287-2700
Oakland, California 94612-3027     Telefax: (510) 835-4888



INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of April 30, 1994 and May 1, 1993, the related consolidated statements of earnings and cash flows for the thirteen-week periods then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 29, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


/S/ Deloitte & Touche

May 10, 1994

Item 2
                   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
                                              Thirteen weeks ended
                                          April 30, 1994  May 1, 1993
Net Sales ($000)                              $751,670     $643,580
Total net sales growth percentage                   17            9
Comparable store sales growth percentage             7           (1)


                                             Fifty-two weeks ended
                                          April 30, 1994  May 1, 1993
Number of:
New Stores                                   131           104
Expanded Stores                              120           102
Closed Stores                                 52            21


The increase in first quarter 1994 sales is attributable to the opening of new stores (net of stores closed), the expansion of existing stores and also the increase in comparable store sales.

Over the past five years, the Company has increased the average size of its new stores and expanded existing stores as a long-term investment. New and expanded store growth resulted in a net increase in total store square footage of 17 percent since the end of last year's first quarter. As a result, net sales per average square foot was flat at approximately $97 for the first quarter of 1994 when compared to the same period in 1993. The leverage obtained from first quarter sales growth was offset by the square footage increase resulting from the Company's store expansion program.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 61.4 percent for the first quarter of 1994 from 65.9 percent for the same period in 1993. The corresponding 4.5 percentage point increase in gross margin net of occupancy expenses was attributable to a combination of higher initial merchandise margins and more merchandise being sold at regular prices.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings, depending upon the extent of the markdown and the amount of inventory affected.

Occupancy costs as a percentage of net sales were flat for the first quarter of 1994 when compared to the same period in 1993. Sales leverage achieved from comparable stores and a decrease in pre-opening rent expense offset the increase in occupancy costs associated with the opening of new stores and the expansion of existing stores.


Operating Expenses

Operating expenses as a percentage of net sales increased to 24.7 percent for the first quarter of 1994 from 23.6 percent for the same period in 1993.

The 1.1 percentage point increase was primarily attributable to increases in bonus and store payroll expense of 0.5 percentage points each. Bonus expense is accrued quarterly, based on year-to-date performance against established targets. Due to strong first quarter earnings, bonus expense was recognized during the first quarter of 1994 against minimal expense in the comparable period last year. Fiscal year 1994 store payroll expense was higher than last year as an investment to increase the focus on customer service.


Net Interest Income/Expense

Net interest income was approximately $1 million for the first quarter of 1994 compared to net interest expense of $767,000 for the same period in 1993. The change is primarily attributable to an increase in gross average investments, including cash equivalents and short-term and long-term investments.


Income Taxes

The effective tax rate was 39.5 percent in 1994 compared to 38.0 percent in 1993. The 1.5 percentage point increase occurred in the second quarter last year to reflect changes in federal income tax law. The Company expects the effective income tax rate to be 39.5 percent for fiscal year 1994.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:


                                   Thirteen weeks ended
                              April 30, 1994    May 1, 1993

Cash provided by operating
activities ($000)                  $38,883        $24,779

Working capital ($000)            $459,125       $381,810

Current ratio                      1.95:1         2.31:1


The Company's improved cash flow and working capital is primarily the result of an increase in net earnings exclusive of depreciation expense and improved inventory management, offset by an increase in income tax payments. Improved inventory management continues to result in higher inventory turnover and lower inventory levels per square foot, resulting in increased working capital and improved cash flows. (See accompanying Consolidated Financial Statements).

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten weeks during the late summer and holiday periods.

Capital expenditures, net of construction allowances and dispositions, totalled approximately $40 million for the quarter ended April 30, 1994.
These expenditures included the addition of 36 new stores, the expansion of 19 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 300,000 square feet or 4 percent since January 29, 1994.

For fiscal year 1994, the Company expects capital expenditures to total approximately $275 million, net of construction allowances, representing the addition of approximately 185 to 200 new stores, the expansion of approximately 90 stores, and the remodeling of certain stores. Square footage growth is expected to be approximately 15 to 20 percent after accounting for store closings. The Company expects to fund such capital expenditures with cash flow from operations. New stores are generally expected to be leased.

The Company continues to explore alternatives for headquarters facilities in San Francisco, and San Bruno, California. The amounts above do not include any expenditures related to headquarters facilities.

In February 1991, the Company issued $75 million of 8.87 percent Senior Notes which are due in February 1995 and therefore have been classified as current. Interest is payable quarterly. The Senior Notes are redeemable, in whole or in part, at any time at the option of the Company at a premium approximately equal to the difference between the stated interest rate and current market rates.

The Company has a credit agreement which provides for a $250 million revolving credit facility until March 1997.In addition, the credit agreement provides for the issuance of letters of credit up to $350 million at any one time.

The Company had outstanding letters of credit of approximately $208 million at April 30, 1994.

During the first quarter of 1994, the Company repurchased 250,000 shares of its common stock for $10,032,000 from a senior executive of the Company.

PART II
OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

     a) On May 24, 1994, the Annual Meeting of Stockholders of the Company was held in San Francisco, California. There were 145,635,552 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

     b)   The following directors were elected:

                              Votes In Favor      Votes Withheld
John G. Bowes                 124,721,914         1,549,912
Millard S. Drexler            125,093,254         1,178,572
Donald G. Fisher              125,089,536         1,182,290
Doris F. Fisher               125,091,400         1,180,426
Robert J. Fisher              125,091,689         1,180,137
William A. Hasler             125,092,996         1,178,830
John M. Lillie                125,092,196         1,179,630
Charles R. Schwab             125,094,188         1,177,638
Brooks Walker, Jr.            125,090,802         1,181,024

     There were no abstentions and no broker non-votes.

     c)   The approval of the Executive Management Incentive Cash
Award Plan was ratified with 122,342,666 votes in favor, 3,066,350 votes against, 862,810 abstentions and no broker non-votes.

     d) The selection of Deloitte & Touche as independent auditors for the fiscal year ending January 28, 1995 was ratified with 126,134,848 votes in favor, 51,412 votes against, 85,563 abstentions and no broker non-votes.



Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          (10)  Fourth Amendment to Credit Agreement, dated as of
                February 4, 1994

          (11)  Computation of Earnings per Share

          (15)  Letter re: Unaudited Interim Financial Information

     b) The Company did not file any reports on Form 8-K during the three months ended April 30, 1994.


                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GAP, INC.



Date:  June 10, 1994          By /s/ Robert J. Fisher
                                 Robert J. Fisher
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal financial officer
                                 of the registrant)




Date:  June 10, 1994          By /s/ Donald G. Fisher
                                 Donald G. Fisher
                                 Chairman and Chief Executive
                                 Officer

                             EXHIBIT INDEX


(10)     Fourth Amendment to Credit Agreement, dated as of February 4, 1994

(11)     Computation of Earnings per Share

(15)     Letter re: Unaudited Interim Financial Information