Form 10-Q
period 1994-07-30
GAP INC
filed 1994-09-12
CIK 39911

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[ X ]          Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended July 30, 1994 or

[   ]          Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ______________ to ______________

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

Common Stock, $0.05 par value, 145,848,929 shares as of September 9, 1994

PART 1                                  THE GAP, INC. AND SUBSIDIARIES
ITEM 1                                   CONSOLIDATED BALANCE SHEETS

($000)                                         July 30,          January 29,     July 31,
                                                 1994              1994             1993
                                              (Unaudited)       (See Note 1)      (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                       $      261,228    $    460,332    $    215,570
Short-term investments                            122,901          83,497           -
Accounts receivable                                15,409          15,225           9,694
Merchandise inventory                             416,166         331,155         404,282
Prepaid expenses and other                         79,159          66,229          84,968
      Total Current Assets                        894,863         956,438         714,514

Property and equipment (net)                      772,646         740,422         700,883
Long-term investments                              40,380           -               -
Lease rights and other assets                      67,792          66,257          40,460
Total Assets                               $    1,775,681    $  1,763,117    $  1,455,857

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                              $       13,773    $      7,603    $      5,825
Accounts payable                                  265,705         216,664         227,293
Accrued expenses                                  142,766         163,350         104,196
Income taxes payable                                7,520          70,431           -
Deferred lease credits & other                      6,699           4,196           3,387
      Total Current Liabilities                   436,463         462,244         340,701

Long-term Liabilities:
Long-term debt                                      -              75,000          75,000
Other liabilities                                   9,427          11,353          12,639
Deferred lease credits                            102,078          88,045          74,082
                                                  111,505         174,398         161,721

Stockholders' Equity:
Common stock $.05 par value
      Authorized 500,000,000 shares
      Issued 156,509,876, 155,733,256
      and 155,399,807 shares
      Outstanding 145,775,348, 145,248,728
      and 144,915,279 shares                        7,826            7,787          7,770
Additional paid-in capital                        281,063          240,655        234,790
Retained earnings                               1,103,722        1,026,836        866,538
Foreign currency translation adjustment            (8,497)          (8,314)        (9,222)
Restricted stock plan deferred compensation       (53,915)         (48,035)       (53,987)
Treasury stock, at cost                          (102,486)         (92,454)       (92,454)
                                                1,227,713        1,126,475        953,435
Total Liabilities and Stockholders' Equity     $1,775,681       $1,763,117     $1,455,857


See accompanying notes to interim consolidated financial statements.


                         THE GAP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS

                                      Thirteen Weeks Ended            Twenty-six Weeks Ended
Unaudited                            July 30,        July 31,        July 30,         July 31,
($000 except per share amounts)       1994            1993             1994             1993
Net sales                          $  773,131      $   693,192     $  1,524,801      $  1,336,772

Costs and expenses

  Cost of goods sold and              507,854          492,650          970,207           916,606
  occupancy expenses

  Operating expenses                  192,362          153,320          378,049           305,233

  Interest expense (income), net         (394)             454           (1,686)            1,221

Earnings before income taxes           73,309           46,768          178,231           113,712

Income taxes                           28,957           18,109           70,401            43,548

Net earnings                       $   44,352      $    28,659      $   107,830      $     70,164


Weighted average number of shares 145,741,236      144,869,960      145,551,113       144,613,661

Earnings per share                 $      .30      $       .20       $      .74        $      .49

Cash dividends per share           $      .12      $       .10       $      .22        $      .18

See accompanying notes to interim consolidated financial statements.

                                                 THE GAP, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS



Unaudited ($000)                                                 Twenty-six Weeks Ended
                                                           July 30, 1994      July 31, 1993
   Cash Flows from Operating Activities:
      Net earnings                                           $  107,830        $   70,164
      Adjustments to reconcile net earnings to net cash
         provided by operating activities:
          Depreciation and amortization                          80,930            66,183
          Tax benefit from exercise of stock options by
             employees and from vesting of restricted stock      14,391             6,782
          Deferred income taxes                                   -                (1,414)
          Change in operating assets and liabilities:
             Merchandise inventory                              (85,403)          (39,051)
             Prepaid expenses and other                         (13,027)          (14,487)
             Accounts payable                                    49,226            33,720
             Accrued expenses                                   (20,577)          (23,982)
             Income taxes payable                               (62,680)          (13,498)
             Other long-term liabilities                         (1,926)           (1,468)
             Deferred lease credits and other                    16,959            10,964

   Net cash provided by operating activities                     85,723            93,913

   Cash Flows from Investing Activities:
      Purchase of short-term investments, net                   (39,404)            -
      Purchase of long-term investments, net                    (40,380)            -
      Net purchases of property and equipment                  (101,772)         (107,796)
      Acquisition of lease rights and other assets               (4,005)           (1,956)

   Net cash used for investing activities                      (185,561)         (109,752)

   Cash Flows from Financing Activities:
      Net increase in notes payable                               6,091             5,866
      Payment on long-term debt                                 (75,000)            -
      Issuance of common stock, net of cancellations             10,591             7,396
      Purchase of treasury stock                                (10,032)            -
      Cash dividends paid                                       (30,944)          (25,079)

   Net cash used for financing activities                       (99,294)          (11,817)

   Effect of exchange rate changes on cash                           28               (76)

   Net decrease in cash and equivalents                        (199,104)          (27,732)

   Cash and equivalents at beginning of year                    460,332           243,302
   Cash and equivalents at end of quarter                     $ 261,228         $ 215,570

See accompanying notes to interim consolidated financial statements.

                     THE GAP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1. BASIS OF PRESENTATION

  The consolidated balance sheets as of July 30, 1994 and July 31, 1993, and the interim consolidated statements of earnings for the thirteen and twenty-six weeks ended July 30, 1994 and July 31, 1993 and the interim consolidated statements of cash flows for the twenty-six weeks ended July 30, 1994 and July 31, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at July 30, 1994 and July 31, 1993, and for all periods presented, have been made.

  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 29, 1994.

  The results of operations for the twenty-six weeks ended July 30, 1994 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 1995.


2. INVESTMENTS

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 29, 1994. The Company's short and long-term investments consist primarily of debt securities which have been classified as held to maturity and are carried at amortized cost. The adoption of SFAS No. 115 had no material effect on the Company's Interim consolidated financial statements.


3. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Year-to-date 1994 and 1993 gross interest payments were $6.7 million and $3.7 million respectively; income tax payments were $118.9 million and $52.6 million respectively.

Deloitte & Touche LLP
2101 Webster Street                      Telephone: (510)287-2700
Oakland, California 94612-3027           Facsimile: (510)835-4888

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of July 30, 1994 and July 31, 1993 and the related interim consolidated statements of earnings for the thirteen week and twenty-six week periods ended July 30, 1994 and July 31, 1993 and the interim consolidated statements of cash flows of the twenty-six weeks ended July 30, 1994 and July 31, 1993. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 29, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

August 10, 1993

Item 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales

                    Thirteen Weeks Ended              Twenty-six Weeks Ended
                July 30, 1994   July 31, 1993    July 30, 1994   July 31, 1993

Net Sales ($000)      773,131         693,192        1,524,801       1,336,772
Total net sales
growth percentage          12              13               14              11

Comparable
store sales
growth
percentage                  1               1                4               0

                                                      Fifty-two Weeks Ended
                                                  July 30, 1994  July 31, 1993
Number of:
New Stores                                                  129            108

Expanded Stores                                             127             94

Closed
Stores                                                       53             23


The increases in second quarter and year-to-date 1994 net sales over the same periods last year were attributable to the opening of new stores (net of stores closed), the expansion of existing stores and the increase in comparable store sales.


The second quarter and year-to-date sales growth was less than the square footage growth resulting from the Company's store expansion program. Net sales per average square foot decreased to $96 for the second quarter of 1994 from $101 for the same period in 1993. Net sales per average square foot decreased to $193 from $199 for the first half of the year. Over the past five years, the Company has increased the average size of its new stores and expanded existing stores as a long-term investment. New and expanded store growth resulted in a net increase in total store square footage of 17 percent since the end of last year's second quarter.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 65.7 percent for the second quarter of 1994 from 71.1 percent for the same period in 1993. The corresponding 5.4 percentage point increase in gross margin net of occupancy expenses was attributable to a 6.1 percentage point increase in merchandise margin as a percentage of net sales partially offset by a .7 percentage point increase in occupancy expenses as a percentage of net sales.

For the first half of 1994, cost of goods sold and occupancy expenses as a percentage of net sales decreased to 63.6 percent from 68.6 percent for the same period in 1993. The corresponding 5.0 percentage point increase in gross margin net of occupancy expenses for the first half was attributable to a 5.4 percentage point increase in merchandise margin as a percentage of net sales partially offset by a .4 percentage point increase in occupancy expenses as a percentage of net sales.

The increase in merchandise margin as a percentage of net sales for the quarter and first half was the result of higher initial merchandise margins and a larger percentage of merchandise sold at regular prices when compared to the same periods last year. The Company has operated at near record levels of margin for the past four quarters when compared to the same periods of the previous years which will make future comparisons more challenging.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings, depending upon the extent of the markdown and the amount of inventory affected.

For the second quarter and first half, occupancy expenses increased as a percentage of net sales when compared to the same periods in 1993. The increases in occupancy costs are primarily due to the opening of new stores and the expansion of existing stores. Based upon the Company's current expansion plans, occupancy costs are expected to increase as a percentage of net sales during 1994 as compared to 1993.


Operating Expenses

Operating expenses as a percentage of net sales increased to 24.9 percent for the second quarter of 1994 from 22.1 percent for the same period in 1993. For the first half of 1994 operating expenses as a percentage of net sales increased to 24.8 percent from 22.8 percent for the same period in 1993.

The 2.8 percentage point increase for the second quarter and the 2.0 percentage point increase for the first half were primarily payroll related, spread almost equally among store payroll, incentive bonus, and the investment in new divisions.

Bonus expense is accrued quarterly based on year-to-date performance against established targets. Due to strong second quarter and first half earnings, bonus expense was recognized during these periods in 1994 against minimal expense in the comparable periods last year.


Net Interest Income/Expense

Net interest income was approximately $394,000 for the second quarter and $1.7 million for the first half of 1994 compared to net interest expense of $454,000 and $1.2 million for the same periods in 1993. The change is primarily attributable to earnings from an increase in gross average investments which were partially offset by payment of $1.7 million in additional interest expense for the early repayment of long-term debt obligations during the second quarter.


Income Taxes

For the second quarter and year-to-date periods, the effective tax rate was
39.5 percent compared to 38.7 and 38.3 percent for the same periods last year. At the end of the second quarter last year the Company increased its estimated annual effective tax rate to 39.5 percent to reflect changes in federal income tax law.


LIQUIDITY AND CAPITAL RESOURCES


The following sets forth certain measures of the Company's liquidity:

                                     Twenty-six weeks ended
                                July 30, 1994      July 31, 1993

Cash provided by operating
activities ($000)               $   85,723         $   93,913

Working capital ($000)          $  458,400         $  373,813

Current ratio                       2.05:1             2.10:1


The Company's cash flow position is primarily the result of an increase in net earnings exclusive of depreciation expense and improved inventory management, partially offset by an increase in income tax payments. Improved inventory management continues to result in higher inventory turnover and lower inventory levels per store, resulting in strong cash flows. (See accompanying Consolidated Financial Statements).

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operating activities and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten weeks during the late summer and holiday periods.

For the twenty-six weeks ended July 30, 1994, capital expenditures, net of construction allowances and dispositions, totalled approximately $95 million. These expenditures included the addition of 71 new stores, the expansion of 49 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 600,000 square feet or 8 percent since January 29, 1994.

For fiscal year 1994, the Company expects capital expenditures to total approximately $265 to $275 million, net of construction allowances, representing the addition of approximately 175 to 190 new stores, the expansion of approximately 90 stores, and the remodeling of certain stores. Square footage growth is expected to be approximately 15 to 20 percent after accounting for store closings. The Company expects to fund such capital expenditures with cash flow from operations. New stores are generally expected to be leased.

The Company continues to explore alternatives for headquarters facilities in San Francisco and San Bruno, California. The amounts above do not include any expenditures related to headquarters facilities.

In June 1994, the Company repaid $75 million of long-term debt which had been outstanding since February 1991, with an original maturity date of February 1995. As part of this transaction, the Company also paid $1.7 million of additional interest expense.

The Company has a credit agreement which provides for a $250 million revolving credit facility until March 1997. In addition, the credit agreement provides for the issuance of letters of credit up to $350 million at any one time.

The Company had outstanding letters of credit of approximately $335 million at July 30, 1994.

During the first quarter of 1994, the Company repurchased 250,000 shares of its common stock for $10,032,000 from a senior executive of the Company.

                                 PART II

                            OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    a)   Exhibits

         (11)  Computation of Earnings per Share

         (15)  Letter re: Unaudited Interim Financial Information

         (27)  Financial Data Schedule

    b) The Company did not file any reports on Form 8-K during the three months ended July 30, 1994.

                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE GAP, INC.



Date:  September 8, 1994              By /s/ Robert J. Fisher
                                        Robert J. Fisher
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal financial officer
                                        of the registrant)





Date:  September 8, 1994              By /s/ Donald G. Fisher
                                        Donald G. Fisher
                                        Chairman and Chief Executive Officer

                                  EXHIBIT INDEX


Exhibit Number                  Description

     11                  Computation of Earnings per Share

     15                  Letter re: Unaudited Interim Financial Information

     27                  Financial Data Schedule