Form 10-Q
period 1994-10-29
GAP INC
filed 1994-12-13
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 29, 1994 or

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

Common Stock, $0.05 par value, 145,071,709 shares as of December 9, 1994


PART 1                   THE GAP,INC. AND SUBSIDIARIES
ITEM 1                    CONSOLIDATED BALANCE SHEETS

($000)                                   October 29,    January 29,   October 30,
                                             1994           1994           1993
                                        (Unaudited)    (See Note 1)   (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                       $  223,654   $  460,332   $  267,441
Short-term investments                        159,077       83,497        -
Accounts receivable                            13,965       15,225       16,700
Merchandise inventory                         537,343      331,155      496,647
Prepaid expenses and other                     76,661       66,229       77,267
Total Current Assets                        1,010,700      956,438      858,055

Property and equipment (net)                  801,554      740,422      722,452
Long-term investments                          62,418        -            -
Lease rights and other assets                  73,632       66,257       36,182
Total Assets                               $1,948,304   $1,763,117   $1,616,689

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                              $    2,936   $    7,603   $   19,024
Accounts payable                              304,703      216,664      231,960
Accrued expenses                              169,552      163,350      137,241
Income taxes payable                           28,043       70,431       30,575
Deferred lease credits & other                  6,681        4,196        3,989
Total Current Liabilities                     511,915      462,244      422,789

Long-term Liabilities:
Long-term debt                                  -           75,000       75,000
Other liabilities                               9,758       11,353       13,018
Deferred lease credits                        109,961       88,045       82,235
 subtotal                                     119,719      174,398      170,253

Stockholders' Equity:
Common stock $.05 par value
Authorized 500,000,000 shares
  Issued 156,661,757, 155,733,256
  and 155,546,473 shares
  Outstanding 145,927,229, 145,248,728
  and 145,061,945 shares                        7,834        7,787        7,777
Additional paid-in capital                    285,096      240,655      238,367
Retained earnings                           1,180,442    1,026,836      931,479
Foreign currency translation adjustment        (4,521)      (8,314)      (9,794)
Restricted stock plan deferred compensation   (49,695)     (48,035)     (51,728)
Treasury stock, at cost                      (102,486)     (92,454)     (92,454)
 subtotal                                   1,316,670    1,126,475    1,023,647
Total Liabilities and Stockholders' Equity $1,948,304   $1,763,117   $1,616,689


See accompanying notes to interim consolidated financial statements.


THE GAP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS





                                         Thirteen Weeks Ended
Thirty-nine Weeks Ended

Unaudited                        October 29,     October 30,    October 29,    October 30,
($000 except per share amounts)     1994            1993            1994          1993
Net sales                        $   988,346     $   898,677   $  2,513,147   $  2,235,449

Costs and expenses

  Cost of goods sold and             609,498         558,836      1,579,705      1,475,442
  occupancy expenses

  Operating expenses                 227,728         209,084        605,777        514,317

  Interest expense (income), net      (3,669)            318          (5,355)        1,539

Earnings before income taxes         154,789         130,439         333,020       244,151

Income taxes                          61,142          51,524         131,543        95,072

Net earnings                     $    93,647     $    78,915     $   201,477  $    149,079


Weighted average
 number of shares                145,850,581     144,990,026     145,650,754   144,738,922

Earnings per share               $       .64     $       .54     $      1.38   $      1.03

Cash dividends per share         $       .12     $       .10     $       .34   $       .28

See accompanying notes to interim consolidated financial statements.



                               THE GAP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS




Unaudited ($000)                                      Thirty-Nine Weeks Ended
                                                     October 29,    October 30,
                                                         1994          1993
Cash Flows from Operating Activities:
  Net earnings                                         $ 201,477    $ 149,079
  Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation and amortization                     123,574      103,152
       Tax benefit from exercise of stock options by
        employees and from vesting of restricted stock    15,562        7,317
       Deferred income taxes                              (7,331)      (1,526)
       Change in operating assets and liabilities:
           Merchandise inventory                        (205,157)    (131,799)
           Prepaid expenses and other                     (6,712)      (7,663)
           Accounts payable                               87,236       34,687
           Accrued expenses                                5,870        9,108
           Income taxes payable                          (42,137)      19,868
           Other long-term liabilities                    (1,595)      (1,007)
           Deferred lease credits                         24,377       19,870

Net cash provided by operating activities                195,164      201,086

Cash Flows from Investing Activities:
  Purchase of short-term investments, net                (75,580)       -
  Purchase of long-term investments, net                 (62,418)       -
  Net purchases of property and equipment               (164,170)    (161,612)
  Acquisition of lease rights and other assets            (4,560)      (3,594)

Net cash used for investing activities                  (306,728)    (165,206)

Cash Flows from Financing Activities:
  Net (decrease) increase in notes payable                (5,765)      19,182
  Payment on long-term debt                              (75,000)       -
  Issuance of common stock, net of cancellations          12,770        8,367
  Purchase of treasury stock                             (10,032)       -
  Cash dividends paid                                    (47,870)     (39,053)

Net cash used for financing activities                  (125,897)     (11,504)

Effect of exchange rate changes on cash                      783         (237)

Net (decrease) increase in cash and equivalents         (236,678)      24,139

Cash and equivalents at beginning of year                460,332      243,302
Cash and equivalents at end of quarter                  $223,654    $ 267,441

See accompanying notes to consolidated financial statements.



                         THE GAP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BASIS OF PRESENTATION

The consolidated balance sheets as of October 29, 1994 and October 30, 1993, and the interim consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 29, 1994 and October 30, 1993 and the interim consolidated statements of cash flows for the thirty-nine weeks ended October 29, 1994 and October 30, 1993 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at October 29, 1994 and October 30, 1993, and for all periods presented, have been made.

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

The results of operations for the thirty-nine weeks ended October
29, 1994 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 1995.


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


3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Year-to-date 1994 and 1993 gross interest payments were $7.4 million and $5.7 million respectively; income tax payments were $155.1 million and $69.8 million respectively.

Deloitte &
  Touche LLP

2101 Webster Street                      Telephone: (510) 287-2700
Oakland, California 94612-3027           Facsimile: (510) 835-4888

INDEPENDENT ACCOUNTANT'S  REPORT


To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of October 29, 1994 and October 30, 1993 and the related interim consolidated statements of earnings for the thirteen-week and thirty-nine week periods ended October 29, 1994 and October 30, 1993 and the interim consolidated statements of cash flows for the thirty-nine weeks ended October 29, 1994 and October 30, 1993. These interim consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 29, 1994, and the related consolidated statements of earnings, stockholder's equity and cash flows for the year then ended (not presented herein); and in our report dated March 3, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/S/ Deloitte & Touche LLP

November 8, 1994

Deloitte Touche
Tohmatsu
International

Item 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales

                     Thirteen Weeks Ended               Thirty-nine Weeks Ended
                October 29, 1994   October 30, 1993   October 29, 1994   October 30, 1993
Net sales ($000)         988,346            898,677          2,513,147          2,235,449
Total net
sales growth
percentage                    10                  9                 12                 10

Comparable
store sales
growth
percentage                    <2>                <1>                 2                 0

Sales dollar
per average
square foot                  115                123                310                322

                                                        Fifty-two Weeks Ended
                                                      October 29, 1994   October 30, 1993
Number of:

New stores                                                         143                114

Expanded
stores                                                              93                121

Closed
stores                                                              51                 24


The increases in third quarter and year-to-date 1994 net sales over the same periods last year were primarily attributable to the opening of new stores (net of stores closed) and the expansion of existing stores, partially offset by a decrease in third quarter comparable store sales. The decrease in comparable store sales is primarily attributable to negative comparable store sales in the Gap division.

The decrease in third quarter and year-to-date sales per average square foot over the same periods last year was partially attributable to the expansion of new and existing stores in connection with the Company's store expansion program. In addition negative third quarter comparable store sales as well as continued store growth in the Old Navy division, with lower priced merchandise and significantly larger stores, contributed to the decrease in sales per average square foot.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 61.7 percent for the third quarter of 1994 from 62.2 percent for the same period in 1993. The corresponding .5 percentage point increase in gross margin net of occupancy expenses was attributable to a 1.1 percentage point increase in merchandise margin as a percentage of net sales partially offset by a .6 percentage point increase in occupancy expenses as a percentage of net sales.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 62.9 percent for the year-to-date period from 66.0 percent for the same period in 1993. The corresponding 3.1 percentage point increase in gross margin net of occupancy expenses was attributable to a 3.6 percentage point increase in merchandise margin as a percentage of net sales partially offset by a .5 percentage point increase in occupancy expenses as a percentage of net sales.

During the third quarter, higher initial merchandise margins were achieved when compared to the same period last year. This was partially offset by a larger percentage of merchandise sold at markdown. Merchandise margins achieved on markdown goods were higher than last year. For the year-to-date period, higher initial merchandise margins were achieved and a larger percentage of merchandise was sold at regular prices when compared to the same period last year.

Over the past five quarters, the Company has operated at near record levels of merchandise margin when compared to the same periods of previous years, making future comparisons more challenging. The Company expects fourth quarter merchandise margins to be lower than the same period last year.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings, depending upon the extent of the markdown and the amount of inventory affected.

For the third quarter and year-to-date periods, occupancy expenses increased as a percentage of net sales when compared to the same periods in 1993. The increases in occupancy expenses are primarily due to the opening of new stores and the expansion of existing stores. Based upon the Company's current expansion plans, occupancy expenses are expected to remain higher as a percentage of net sales than last year for the remainder of 1994.

Operating Expenses

Operating expenses decreased as a percentage of net sales to 23.0 percent for the third quarter of 1994 compared to 23.3 percent for the same period last year. The decrease was primarily attributable to a beneficial comparison from last year's third quarter when $10 million of expense was recognized to support a store refixturing program. This was partially offset by an increase in 1994 third quarter payroll expense as investments were made to support the Old Navy and International divisions.


Operating expenses increased as a percentage of net sales to 24.1 percent year-to-date compared to 23.0 percent for the same period last year. The 1.1 percentage point increase is primarily attributable to a .5 percentage point increase in store payroll costs as a percentage of net sales and a .4 percentage point increase for incentive bonus as a percentage of net sales. These increases were offset by a .3 percentage point decrease in a provision for the write-off of certain store fixtures.


Net Interest Income/Expense

Net interest income was approximately $3.7 million for the third quarter compared to net interest expense of $318,000 for the same period last year. The change is primarily attributable to an increase in gross average investments and a reduction in interest expense from lower average borrowings compared to the same period last year.

For the thirty-nine weeks ended October 29, 1994, net interest income was approximately $5.4 million compared to net interest expense of $1.5 million last year. The change is primarily attributable to earnings from an increase in gross average investments which were partially offset by a $1.7 million interest payment in connection with the early repayment of long-term debt obligations during the second quarter of 1994.


Income Taxes

For the third quarter and year-to-date periods, the effective income tax rate was 39.5 percent compared to 39.5 and 38.9 percent for the same periods last year. At the end of the second quarter last year the Company increased its estimated annual effective income tax rate to 39.5 percent to reflect changes in federal income tax law. The Company expects the effective income tax rate to remain at 39.5 percent for the fourth quarter of 1994.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:


                                      Thirty-nine weeks ended
                                October 29, 1994     October 30, 1993

Cash provided by operating
activities ($000)                    $195,164          $201,086


Working capital ($000)               $498,785          $435,266

Current ratio                          1.97:1            2.03:1



For the thirty-nine weeks ended October 29, 1994, the decrease in cash provided by operating activities resulted primarily from increases in inventory purchases and income tax payments which more than offset an increase in net earnings exclusive of depreciation expense.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operating activities and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten weeks during the late summer and holiday periods.

For the thirty-nine weeks ended October 29, 1994, capital expenditures, net of construction allowances and dispositions, totalled approximately $154 million. These expenditures included the addition of 125 new stores, the expansion of 65 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 1.1 million square feet or 15 percent since January 29, 1994.

For fiscal year 1994, the Company expects capital expenditures to total approximately $250 million, net of construction allowances, representing the addition of approximately 170 to 180 new stores, the expansion of approximately 90 stores, and the remodeling of certain stores. Square footage growth is expected to be approximately 20 percent after accounting for store closings. The Company expects to fund such capital expenditures with cash flow from operations. New stores are generally expected to be leased.

For fiscal year 1995, the Company currently expects capital expenditures to total approximately $300 to $350 million, net of construction allowances. These expenditures include the addition of approximately 250 to 275 new stores, and the expansion of approximately 75 stores. Square footage growth is expected to be approximately 25 percent before accounting for store closings.

The Company continues to explore alternatives for headquarters facilities growth in San Francisco and San Bruno, California. The amounts above do not include any expenditures related to headquarters facilities.

The Company has a credit agreement which provides for a $250 million revolving credit facility until March 1997. In addition, the credit agreement provides for the issuance of letters of credit up to $350 million at any one time. The Company had outstanding letters of credit of approximately $289 million at October 29, 1994.

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

On October 25, 1994, the Board of Directors approved a program, under which the Company may repurchase up to 9 million shares of its outstanding common stock in the open market over a two year period.

             PART II

        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   a)   Exhibits

    (10)  Employee Stock Purchase Plan

    (11)  Computation of Earnings per Share

    (15)  Letter re: Unaudited Interim Financial Information

    (27)  Financial Data Schedule


   b) The Company did not file any reports on Form 8-K during the three months ended October 29, 1994.

                           SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 THE GAP, INC.



Date:  December 9, 1994          By /s/ Robert J. Fisher
                                   Robert J. Fisher
                                   Executive Vice President and
                                   Chief Financial Officer
                        (Principal financial officer of the registrant)




Date:  December 9, 1994          By /s/ Donald G. Fisher
                                   Donald G. Fisher
                                   Chairman and Chief Executive Officer

                               EXHIBIT INDEX


Exhibit Number

     (10) Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrants's Registration Statement on Form S-8, Commission File No. 33-56021.

     (11)   Computation of Earnings per Share

     (15)   Letter re: Unaudited Interim Financial Information

     (27)   Financial Data Schedule