Form 10-K
period 1995-01-28
GAP INC
filed 1995-04-21
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

(Mark One)
[ X ]        Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended January 28, 1995 or

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

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1995 was approximately $3,521,877,118, based upon the last price reported for such date in the NYSE-Composite transactions.

   The number of shares of the Registrant's Common Stock outstanding as of March 27, 1995 was 143,900,233.

                  DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for the Annual
Meeting of Stockholders to be held on May 23, 1995 (hereinafter referred to as the "1995 Proxy Statement") are incorporated into Parts I and III.

   Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 28, 1995 (hereinafter referred to as the "1994 Annual Report to Stockholders") are incorporated into Parts II and IV.

                                PART I

Item 1 - BUSINESS

General

        The Gap, Inc. (hereinafter referred to as the "Company") is an international specialty retailer which operates stores selling casual apparel, shoes and other accessories for men, women and children under a number of trade names, including: Gap, GapKids, babyGap, Banana Republic, and Old Navy Clothing Co. The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.
On March 27, 1995, the Company operated 1,525 stores, including 810 Gap, 330 GapKids, 192 Banana Republic, and 65 Old Navy Clothing Co. stores (49 of the Gap and GapKids stores are located in the United Kingdom, 73 are located in Canada and 3 are located in France; 3 of the Banana Republic stores are located in Canada).

        All of the Company's merchandise is private label. The Gap stores offer casual clothing for men and women. GapKids was introduced in 1986 to provide well-designed, comfortable clothing for boys and girls ages 2-12. The babyGap line, offering mostly natural fiber clothing for infants and toddlers, was added in 1990 and is sold in most GapKids stores. Banana Republic offers classic, casual fashions for men and women. Old Navy Clothing Co. was introduced in 1993 under the name Gap Warehouse and offers basic and fashion casual clothing for men, women and children at lower price points.

Recent Developments

        1994, the Company's twenty-fifth anniversary year, was one of record sales and earnings. However, performance in 1994 was stronger in the first half than in the second half, when compared to the prior year, and the Company ended fiscal 1994 with comparable store sales growth of only 1%. The Company is continuing to experience difficult competitive conditions in 1995; for the first two months of fiscal 1995, the Company's comparable store sales declined 5%. In addition, over the past two years the Company has operated at near record levels of merchandise margin when compared to the same periods of previous years, making current and future comparisons more challenging. This is especially true in the first half of fiscal 1995.

Merchandise Inventory, Replenishment and Distribution

        The retail apparel specialty business fluctuates according to changes in customer preferences dictated by fashion and season.
These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are evidenced by customer purchases. The Company is vulnerable to changing fashion trends, particularly when it emphasizes fashion items versus basics, as it did to some extent in fiscal year 1994.
In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons when the Company and other retailers generally build up their inventory levels. The Company must enter into contracts for the purchase and manufacture of private label apparel well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

        The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and may use markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference, lack of consumer acceptance of fashion items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on their extent and the amount of inventory affected.

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

        The Company's stores generally are open seven days per week (where permitted by law), three to six nights per week and most holidays. All sales are made for cash or personal checks or on credit cards issued by others.

        The Company opened 172 new stores and expanded 82 stores during the 1994 fiscal year; the Company anticipates that it will open approximately 175 to 200 new stores and expand approximately 50 to 70 stores during the 1995 fiscal year. Over the past five years, the Company has increased the average size of its new stores and expanded the size of existing stores. For fiscal year 1994, the average size of new stores was about 7,200 square feet for Gap, 4,700 square feet for GapKids, 6,200 square feet for Banana Republic, and 15,400 square feet for Old Navy Clothing Co.
Expanded stores are excluded from comparable store calculations until they have been open over one year in their new size.

        The Company's continued success depends, in part, upon its ability to increase sales at existing store locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company's growth will result in enhanced profitability or that it will continue at the same rate in future
years.    In addition, the Company's strategy of expanding
domestically through new concepts (such as Old Navy Clothing Co.) and new product lines (such as personal care items), and internationally in countries in which the Company has no, or limited, operating history could result in reduced profitability if such expansion is not successful. Currently, the Company is planning to open 3-6 Gap and GapKids stores in Japan during fiscal 1995.

Suppliers

        The Company purchases merchandise from over 1,000 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 1994 purchases. Suppliers are required to manufacture the Company's private-label merchandise according to the Company's specifications. During fiscal 1994, approximately 30% of the Company's merchandise was produced domestically while the remaining 70% was imported from overseas vendors. Approximately 18% of foreign dollar purchases were from Hong Kong, or about 14% of the Company's total merchandise, with the remainder coming from 46 other countries. Any event causing a sudden disruption of imports from Hong Kong, including the imposition of additional import restrictions, could have a materially adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

        The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future import restrictions by the U.S. government, including the likelihood, type or effect of any trade retaliation. For example, recently the United States government considered imposing various restrictions on the importation of goods from China. Trade restrictions, including increased tariffs or quotas, or both, against apparel items could affect the importation of apparel generally, and, in that event, could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies and restrictions on the transfer of funds.

Seasonal Business

        The Company's business follows a seasonal pattern, peaking over a total of about 10 weeks during the late summer (August through early September) and holiday (Thanksgiving through Christmas) periods. During fiscal year 1994, these periods accounted for approximately 30% of the Company's annual sales.

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

        The performance of the Company in recent years has increased imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive. In addition, the success of the Company's operations depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. A decline in consumer spending could adversely affect the Company's net sales and profitability.

Advertising

        The Company's marketing strategy primarily involves advertising in major metropolitan newspapers and their Sunday magazines and in major news weeklies, with smaller amounts of print advertising in lifestyle and fashion magazines. Other advertising media include various outdoor venues, such as bus shelters, mass transit posters, billboards, telephone kiosks and exterior bus panels, including double-decker London buses.

Employees

        On January 28, 1995, the Company had a work force of approximately 55,000 employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. The Company considers its employee relations to be good.


Trademarks and Service Marks

        The trademarks and service marks for Gap, GapKids, babyGap, Banana Republic and Old Navy Clothing Co., and other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the registries of many foreign countries.

Executive Officers of the Registrant

        The Chairman and Chief Executive Officer of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Operating Officer of the Company and Chief Executive Officer of the operating divisions. Robert J. Fisher is Executive Vice President and Chief Financial Officer of the Company. Each of Messrs. Donald
G. Fisher, Robert J. Fisher and Drexler is a director of the Company and the required information with respect to each of them is set forth in the table located in the Section entitled "Nominees for Election as Directors" of the 1995 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

     Name             Age           Position

Patricia DeRosa        42   President, GapKids Division

William S. Fisher      38   President, International Division

Magdalene Gross        46   Executive Vice President - Advertising

Anne B. Gust           37   Senior Vice President - General Counsel

Warren R. Hashagen     44   Senior Vice President - Finance

Richard M. Lyons       38   Executive Vice President, The Gap, Inc.
                             and President, Gap Division


        Ms. DeRosa joined the Company in 1975 and has served as President, GapKids Division since July 1993. From August 1992 to July 1993 she was Executive Vice President, Gap Division and from March 1991 to August 1992 she served as Executive Vice President - Merchandising, Gap Division. From April 1989 to March 1991 she was Senior Vice President, General Merchandise Manager, Men's, Gap Division.

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

        Ms. Gust joined the Company in 1991 and has served as Senior Vice President - General Counsel since April 1994. From April 1993 to April 1994 she was Vice President - General Counsel; from June 1992 until April 1993, she was Associate General Counsel and Managing Attorney and from August 1991 until May 1992 she was Associate General Counsel. From 1986 until August 1991, she was associated with the law firm of Brobeck, Phleger & Harrison.

        Mr. Hashagen joined the Company in 1982 and has served as Senior Vice President - Finance since April 1992. From February 1991 to April 1992, he was Senior Vice President - Finance and Treasurer. He served as Vice President, Treasurer from 1988 to 1991.

        Mr. Lyons was promoted to Executive Vice President, The Gap, Inc. in March 1995, in charge of Gap and GapKids Divisions. He joined the Company in 1984 and has served as President, Gap
Division since July 1993. From August 1992 to July 1993 he was Executive Vice President, GapKids Division and from November 1989 to August 1992 he was Senior Vice President - General Merchandise Manager, GapKids Division.

Item 2 - PROPERTIES

        During fiscal year 1994, the Company opened 172 stores and closed 34. The newly-opened stores include 54 Gap stores (including 5 stores in the United Kingdom, 8 stores in Canada and 1 store in France), 60 GapKids stores (including 6 stores in the United Kingdom, 5 stores in Canada and 1 store in France), 12 Banana Republic stores, and 46 Old Navy Clothing Co. stores. In addition, during fiscal year 1994, the Company expanded 82 stores. The expanded stores include 48 Gap stores (including 2 stores in the United Kingdom and 2 stores in Canada), 22 GapKids stores (including 1 in the United Kingdom and 1 in Canada), 11 Banana Republic stores and 1 Old Navy Clothing Co. store. The 1,508 stores operating on January 28, 1995 aggregated approximately 9.2 million square feet. The Company leases virtually all of its store premises for terms generally ranging from 12 to 15 years. Most leases provide for additional rent based on a percentage of store sales in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved. In the United States, the Company's stores are located in all of the 50 largest metropolitan statistical areas.

        During fiscal year 1995, the Company plans to increase store space by approximately 20%, after taking into account store closings. This increase is expected to include the opening of approximately 175 to 200 new stores worldwide and the expansion of approximately 50 to 70 of the Company's existing stores.

        The Company leases its headquarters and regional office buildings, as well as its Eastern Distribution Center (EDC). The EDC in Erlanger, Kentucky consists of approximately 1,220,000 square feet. It distributes Gap, GapKids and Banana Republic merchandise and its lease term runs through February 28, 2003, with options to extend the lease for an additional 30 years.

        The Company owns its Canadian Distribution Center located in Brampton, Ontario. It consists of approximately 150,000 square feet and distributes Gap and GapKids merchandise. The Company also owns its Western Distribution Center (WDC) located in Ventura, California. This facility, which is approximately 344,000 square feet, distributes Gap and GapKids merchandise. The Company also owns an adjacent five acre parcel for possible future expansion.
The Atlantic Distribution Center (ADC), a facility owned by the Company in Edgewood, Maryland, covers approximately 745,000 square feet and distributes Gap merchandise. The Company also owns 156 additional acres, portions of which could be used for potential expansion of the ADC.

        The Company has entered into negotiations to acquire land in Gallatin, Tennessee for the purpose of constructing a distribution center at an estimated total cost of approximately $45-55 million. If the negotiations are successful, the Company expects the facility to be in operation by the holiday season of 1996.

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

                                PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        The information required by this item is incorporated herein by reference to page 21 of the 1994 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to pages 18 and 19 of the 1994 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.


Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated herein by reference to pages 20 and 21 of the 1994 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.


Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        ($000)                   January 28, 1995   January 29, 1994

Accrued Payroll                           $32,624    $27,238


        The remaining information required by this item is incorporated herein by reference to pages 22-32 of the 1994 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                               PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the Section entitled "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1995 Proxy Statement. See also Item
1 above.

Item 11 - EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors," "Executive Compensation" and "Employment Contracts and Termination of Employment Arrangements" in the 1995 Proxy Statement.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

        The information required by this item is incorporated herein by reference to the Section entitled "Beneficial Ownership of Shares" in the 1995 Proxy Statement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the Sections entitled "Other Reportable
Transactions" in the 1995 Proxy Statement.

                                PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
FORM 8-K

        A. The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

             (1)  Financial Statements

                (i) Independent Auditors' Report. Incorporated by reference to Page 22 of the 1994 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

               (ii) The consolidated balance sheets as of January 28, 1995 and January 29, 1994 and the related consolidated statements of earnings, cash flows, and stockholders' equity for each of the three fiscal years in the period ended January 28, 1995 are incorporated by reference to pages 23-32 of the 1994 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

             (2)  Financial Statement Schedules


             Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

             Individual financial statements of the Company have been omitted since the Company is primarily an operating Company and the indebtedness of the wholly owned subsidiaries to any person other than the Company does not exceed five percent of the total assets.

             (3)  Exhibits

             Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 10 of this Report.

             (4)  Reports on Form 8-K

             No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.


                              SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE GAP, INC.



Date:  April 14, 1995     By   /s/ Donald G. Fisher
                             Donald G. Fisher,
                             Chairman and Chief Executive Officer
                              (Principal Executive Officer)


Date:  April 14, 1995     By   /s/ Robert J. Fisher
                             Robert J. Fisher, Executive Vice
                             President and Chief Financial Officer
                              (Principal Financial and Accounting
                               Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April 14, 1995            By   /s/ Adrian D. P. Bellamy
                                    Adrian D. P. Bellamy, Director



Date:  April 14, 1995            By   /s/ John G. Bowes
                                    John G. Bowes, Director



Date:  April 14, 1995            By   /s/ Millard S. Drexler
                                    Millard S. Drexler, Director



Date:  April 14, 1995            By   /s/ Donald G. Fisher
                                    Donald G. Fisher, Director



Date:  April 14, 1995            By   /s/ Doris F. Fisher
                                    Doris F. Fisher, Director



Date:  April 14, 1995            By   /s/ Robert J. Fisher
                                    Robert J. Fisher, Director



Date:  April 14, 1995            By   /s/ Lucie J. Fjeldstad
                                    Lucie J. Fjeldstad, Director



Date:  April 14, 1995            By   /s/ William A. Hasler
                                    William A. Hasler, Director



Date:  April 14, 1995            By   /s/ John M. Lillie
                                    John M. Lillie, Director



Date:  April 14, 1995            By   /s/ Charles R. Schwab
                                    Charles R. Schwab, Director



Date:  April 14, 1995            By   /s/ Brooks Walker, Jr.
                                    Brooks Walker, Jr., Director


THE GAP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 28, 1995

EXHIBIT INDEX


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

10.5 Fourth Amendment to Credit Agreement, dated as of February 4, 1994, filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994, Commission File No. 1-7562.

10.6 Lease Agreement (Eastern Distribution Center), dated as of July 6, 1979, between Registrant and Corporate Property Associates, filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended February 3, 1980, Commission File No. 1-7562.

10.7 Amendment to Lease Agreement (Eastern Distribution Center), dated as of October 10, 1986, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.8    Second Amendment to Lease Agreement (Eastern Distribution
        Center), dated as of February 16, 1988, filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.9 Lease Agreement (Kentucky Distribution Center), dated as of February 16, 1988, between Registrant and Corporate Property Associates 7, filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.10 Lease Agreement (One Harrison, San Francisco), dated as of September 1, 1987, between Registrant's wholly-owned subsidiary, Banana Republic, Inc. ("Banana Republic"), and JMC Associates Limited Partnership, filed as Exhibit
        10.13 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.11 First Amendment to Lease Agreement (One Harrison, San Francisco), dated as of December 21, 1987, filed as
        Exhibit 10.14 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.12 Second Amendment to Lease Agreement (One Harrison, San Francisco), dated as of October 16, 1991, filed as
        Exhibit 10.15 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.13 Sublease Agreement (One Harrison, San Francisco), dated as of December 21, 1987, between Registrant's wholly-owned subsidiary, Banana Republic, Inc. and Hillman Properties West, Inc., filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.14 First Amendment to Sublease Agreement (One Harrison, San Francisco), dated as of December 17, 1990, filed as
        Exhibit 10.17 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.15 Second Amendment to Sublease Agreement (One Harrison, San Francisco), dated as of September 30, 1991, filed as
        Exhibit 10.18 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.16 Third Amendment to Sublease Agreement (One Harrison, San Francisco), dated as of October 16, 1991, filed as
        Exhibit 10.19 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.17 Lease Agreement (Two Harrison, San Francisco), dated as of May 31, 1991, between Registrant and Harrison Plaza, Ltd., a California limited partnership, filed as Exhibit
        10.20 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.18 Purchase Agreement (Atlantic Distribution Center), dated as of April 9, 1990, between Registrant and Greater Harford Industrial Park Partnership, filed as Exhibit
        10.13 to Registrant's Annual Report on Form 10-K for the year ended February 3, 1990, Commission File No. 1-7562.

10.19 Purchase and Installation Agreement (Materials Handling Equipment for Atlantic Distribution Center), dated as of December 18, 1990, between Registrant and Computer Aided Systems, Inc. filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.20 Construction Agreement (Atlantic Distribution Center), dated as of July 31, 1990, between Registrant and Robert
        A. Kinsley, Inc., filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.21 Purchase Agreement (Rocklin Data Center), dated as of November 20, 1990, between Registrant and Stanford Ranch, Inc., filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.22 Construction Agreement (Rocklin Data Center), dated as of January 11, 1991, between Registrant and The Austin Company, filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.23   Purchase Agreement (Canadair Corporate Jet), dated as of
        July 11, 1991, between Registrant and Canadair
        Challenger, Inc., a Delaware corporation, filed as
        Exhibit 10.26 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992,

10.24 Construction Agreement, dated as of January 1, 1992, between Registrant and Fisher Development, Inc., filed as
        Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.25 Letter Agreement, dated as of December 17, 1992, amending the Restated Construction Agreement between Registrant and Fisher Development, Inc., filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.26   1981 Stock Option Plan, filed as Exhibit 4.1 to
        Registrant's Registration Statement on Form S-8,
        Commission File No. 33-54690.

10.27   Form of Nonqualified Stock Option Agreement under
        Registrant's 1981 Stock Option Plan, filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-8,
        Commission File No. 33-54690.

10.28   Management Incentive Restricted Stock Plan II, filed as
        Exhibit 4.1 to Registrant's Registration Statement on
        Form S-8, Commission File No. 33-54686.

10.29   Form of Restricted Stock Agreement under Registrant's
        Management Incentive Restricted Stock Plan II, filed as
        Exhibit 4.2 to Registrant's Registration Statement on
        Form S-8, Commission File No. 33-54686.

10.30   GapShare, filed as Exhibit 4.1 to Registrant's
        Registration Statement on Form S-8, Commission File No.
        33-40505.

10.31 Nonqualified Supplemental Executive Retirement Plan, effective January 1, 1988, filed as Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the year ended February 3, 1990, Commission File No. 1-7562.


10.32 Description of Management Incentive Cash Award Plan filed as Exhibit 10.34 to Registrant's Annual Report on Form
        10-K for the year ended January 29, 1994, Commission File
        No. 1-7562.

10.33   Employee Stock Purchase Plan, filed as Exhibit 4.1 to
        Registrant's Registration Statement on Form S-8,
        Commission File No. 33-56021.

10.34 Amended and Restated Executive Management Incentive Cash Award Plan, filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 23, 1995, Commission File No. 1-7562.

10.35   Deferred Compensation Plan filed as Exhibit 10.36 to
        Registrant's Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562.

10.36   Executive Capital Accumulation Plan.

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

11      Computation of Earnings per Share.

13 Registrant's annual report to security holders for the fiscal year ended January 28, 1995.

21      Subsidiaries of Registrant.

23      Consent of Deloitte & Touche.

27      Financial Data Schedule