Form 10-Q
period 1995-04-29
GAP INC
filed 1995-06-13
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[ X ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 29, 1995 or

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

        Common Stock, $0.05 par value, 144,057,151 shares as of June 9, 1995

PART 1                                                                                                                          THE
GAP, INC. AND SUBSIDIARIES
ITEM 1
CONSOLIDATED BALANCE SHEETS

($000)                                                        April 29,       January 28,       April 30,
                                                                1995             1995             1994
                                                             (Unaudited)      (See Note 1)     (Unaudited)
ASSETS

Current Assets:
Cash and equivalents                                      $     298,218    $    414,487   $    323,139
Short-term investments                                          157,498         173,543        176,393
Merchandise inventory                                           408,952         370,638        346,544
Prepaid expenses and other                                      113,894          97,019         96,829
  Total Current Assets                                          978,562       1,055,687        942,905

Property and equipment (net)                                    852,824         828,777        749,368
Long-term investments                                            16,949          32,097         19,944
Lease rights and other assets                                    86,393          87,683         68,415
  Total Assets                                             $  1,934,728    $  2,004,244   $  1,780,632

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt                       $         -     $         -    $     75,000
Notes payable                                                        -            2,478          4,516
Accounts payable                                                233,194         263,724        214,289
Accrued expenses                                                153,142         185,375        145,786
Income taxes payable                                             30,786          41,156         39,757
Deferred lease credits and other current liabilities              5,707           7,127          4,432
  Total Current Liabilities                                     422,829         499,860        483,780

Long-term Liabilities:
Deferred lease credits and other liabilities                    127,753         129,152        103,976
                                                                127,753         129,152        103,976

Stockholders' Equity:
Common stock $.05 par value
   Authorized 500,000,000 shares
   Issued 157,393,211, 156,972,777
   and 156,450,680 shares
   Outstanding 143,916,883, 144,764,749
   and 145,716,152 shares                                         7,871           7,849          7,823
Additional paid-in capital                                      320,656         298,413        278,919
Retained earnings                                             1,315,707       1,282,301      1,076,279
Foreign currency translation adjustment                          (6,612)         (8,320)        (8,975)
Restricted stock plan deferred compensation                     (60,753)        (54,265)       (58,684)
Treasury stock, at cost                                        (192,723)       (150,746)      (102,486)
                                                              1,384,146       1,375,232      1,192,876
Total Liabilities and Stockholders' Equity                 $  1,934,728    $  2,004,244   $  1,780,632


See accompanying notes to consolidated financial statements.



                       THE GAP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS




Unaudited
($000 except per share amounts)      Thirteen Weeks Ended
                                   April 29,       April 30,
                                     1995            1994

Net Sales                          $ 848,688     $ 751,670

Costs and expenses

  Cost of goods sold and
   occupancy expenses                568,131       462,087

  Operating expenses                 202,575       185,724

  Net interest income                 (4,849)       (1,063)

Earnings before income taxes          82,831       104,922

Income taxes                          32,718        41,444

Net earnings                       $  50,113     $  63,478


Weighted average number
of shares                        143,872,100   145,361,013

Earnings per share                 $     .35     $     .44

Cash dividends per share           $     .12     $     .10

See accompanying notes to consolidated financial statements.


                                 THE GAP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS



Unaudited ($000)                                        Thirteen Weeks Ended
                                                       April 29, 1995        April 30, 1994
Cash Flows from Operating Activities:
 Net earnings                                           $  50,113          $  63,478
 Adjustments to reconcile net earnings to net cash
 (used for) provided by operating activities:
    Depreciation and amortization                          45,429             39,020
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock         6,765             13,670
    Change in operating assets and liabilities:
     Merchandise inventory                                (37,370)           (15,886)
     Prepaid expenses and other                           (17,132)           (16,763)
     Accounts payable                                     (31,204)            (1,987)
     Accrued expenses                                     (32,400)           (17,498)
     Income taxes payable                                 (10,606)           (30,436)
     Deferred lease credits and other
      long-term liabilities                                (3,339)             5,285

 Net cash (used for) provided by operating
  activities                                              (29,744)            38,883

 Cash Flows from Investing Activities:
  Maturity (purchase) of short-term investments - net      31,193            (92,896)
  Purchase of long-term investments                          -               (19,944)
  Purchases of property and equipment                     (60,693)           (43,585)
  Acquisition of lease rights and other assets              1,012             (1,760)

 Net cash used for investing activities                   (28,488)          (158,185)

 Cash Flows from Financing Activities:
  Net decrease in notes payable                            (3,517)            (2,979)
  Issuance of common stock                                  3,452              9,407
  Purchase of treasury stock                              (41,977)           (10,032)
  Cash dividends paid                                     (16,707)           (14,035)

 Net cash used for financing activities                   (58,749)           (17,639)

 Effect of exchange rate changes on cash                      712               (252)

 Net decrease in cash and equivalents                    (116,269)          (137,193)

 Cash and equivalents at beginning of year                414,487            460,332
 Cash and equivalents at end of quarter                 $ 298,218          $ 323,139

See accompanying notes to consolidated financial statements.


                            THE GAP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


1.BASIS OF PRESENTATION

The consolidated balance sheets as of April 29, 1995 and April 30, 1994, and the interim consolidated statements of earnings and of cash flows for the thirteen weeks ended April 29, 1995 and April 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at April 29, 1995 and April 30, 1994, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 28, 1995.

The results of operations for the thirteen weeks ended April 29, 1995 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 1996.


2.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Year-to-date 1995 and 1994 gross interest payments were $0.5 million and $2.1 million respectively; income tax payments were $36.4 million and $58.3 million respectively.



Deloitte & Touche LLP
                     2101 Webster Street              Telephone (510)287-2700
                     Oakland, Califonria 94612-3027   Facsimile (510)835-4888




INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of April 29, 1995 and April 30, 1994 and the related consolidated statements of earnings and cash flows for the thirteen-week periods ended April 29, 1995 and April 30, 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheets as of January 28, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


/s/ Deloitte & Touche LLP


May 9, 1995


Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales


                                                   Thirteen weeks ended
                                            April 29, 1995    April 30, 1994

Net sales ($000)                                  $848,688    $751,670

Total net sales growth percentage                       13          17

Comparable store sales (decline)/growth percentage      <2>          7

Net sales per average square foot                       90          97


                                                    Fifty-two weeks ended
                                             April 29, 1995    April 30, 1994
Number of:

New Stores                                         176              131
Expanded Stores                                     77              120
Closed Stores                                       39               52


The increase in first quarter 1995 net sales was attributable to the opening of new stores (net of stores closed) and the expansion of existing stores, partially offset by a decrease in comparable store sales. The decrease in comparable store sales was primarily attributable to negative comparable store sales in the Gap division.

The decrease in first quarter net sales per average square foot compared with the same period last year was primarily attributable to the expansion of existing stores and an increase in the average size of new stores in connection with the Company's store expansion program. In addition, negative comparable store sales as well as continued store growth in the Old Navy division, with lower priced merchandise and significantly larger stores, contributed to the decline.

The Company expects that the challenging retail sales environment which was experienced during the first quarter of 1995 will continue into the second quarter. For the four week period ended May 27, 1995, net sales increased 14 percent over the same period last year, as compared to an 11 percent increase in net sales for the four week period ended May 28, 1994 over the prior year. Comparable store sales decreased 2 percent for the four weeks ended May 27, 1995 as compared with a 1 percent increase in May 1994.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased to 66.9 percent for the first quarter of 1995 from 61.4 percent for the same period in 1994. The resulting 5.5 percentage point decrease in gross margin net of occupancy expenses was attributable to a 4.7 percentage point decrease in merchandise margins as a percentage of net sales and a .8 percentage point increase in occupancy expenses as a percentage of net sales.

The decrease in merchandise margins as a percentage of net sales was driven by a decline in initial merchandise margins and an increase in markdowns when compared to the same period last year. The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. During the first quarter, these markdowns did have an adverse impact on earnings and may do so in future quarters, depending upon the extent of the markdowns and amount of inventory affected.

The Company expects overall merchandise margins to be lower in the second quarter of 1995 than the very high levels achieved in the second quarter of 1994.

Occupancy expenses as a percentage of net sales increased for the first quarter of 1995 when compared to the same period in 1994. The increase was primarily attributable to a lack of sales leverage resulting from negative comparable store sales.


Operating Expenses

Operating expenses as a percentage of net sales decreased to 23.9 percent for the first quarter of 1995 compared to 24.7 percent for the same period last year.

The .8 percentage point decrease in operating expenses was primarily attributable to a .6 percentage point decrease in incentive bonus expense as a percentage of net sales and a .4 percentage point decrease for insurance recoveries for business interruption losses. Without these favorable comparisons, operating expenses would have been unchanged as a percentage of net sales in the first quarter of 1995 compared to the same period last year.

Incentive bonus expense is accrued quarterly based on year-to-date performance against established targets. Due to lower than planned earnings, no incentive bonus expense was recognized in the first quarter of 1995.


Net Interest Income

Net interest income was approximately $5.0 million for the first quarter of 1995 compared to $1.1 million for the same period last year. The change was attributable to an increase in income from higher average interest rates and a reduction in interest expense resulting from the repayment of $75 million of long-term debt in the second quarter of 1994.


Income Taxes

The effective income tax rate was 39.5 percent for the thirteen weeks ended April 29, 1995 and April 28, 1994.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                               Thirteen weeks ended
                                         April 29, 1995   April 30, 1994

Cash (used for) provided by operating
activities ($000)                            $ (29,744)     $  38,883

Working capital ($000)                       $ 555,733      $ 459,125

Current ratio                                2.31:1         1.95:1

For the thirteen weeks ended April 29, 1995, the decrease in cash flows from operating activities was attributable to an increased investment in inventory to support the Company's expansion of its Old Navy and International divisions, the timing of payment of certain year-end payables, and the decrease in net earnings. The Company's overall cash and liquidity position continues to be strong.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten weeks during the late summer and holiday periods.

For the thirteen weeks ended April 29, 1995, capital expenditures, net of construction allowances and dispositions, totaled approximately $56 million. These expenditures included the addition of 40 new stores, the expansion of 14 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 330,000 square feet or 4 percent since January 28, 1995.

For fiscal year 1995, the Company expects capital expenditures to total approximately $275 to $300 million, net of construction allowances, representing the addition of approximately 175 to 200 new stores, the expansion of approximately 50 to 70 stores, and the remodeling of certain stores. Square footage growth is expected to be approximately 20 percent after accounting for store closings. New stores are generally expected to be leased. Planned expenditures also include amounts for administrative facilities, distribution centers and equipment. The Company expects to fund such capital expenditures with cash flow from operations.

The Company continues to explore alternatives for headquarters facilities in San Francisco and San Bruno, California. The Company has acquired land in Gallatin, Tennessee for the purpose of constructing a distribution center at an estimated total cost of $45 to $55 million. The Company expects the facility to be in operation in late 1996.

The Company has a credit agreement which provides for a $250 million revolving credit facility until March 1998. In addition, the credit agreement provides for the issuance of letters of credit up to $425 million at any one time.

The Company had outstanding letters of credit of approximately $323 million at April 29, 1995.

Under a program announced in October 1994 to repurchase up to 9 million shares of the Company's outstanding common stock, the Company acquired 1,268,300 shares during the first quarter of 1995 for $41,978,000. Included in this transaction was the purchase of 250,000 shares from a senior executive of the Company for $8,438,000. To date, 2,741,800 shares have been repurchased for $90,238,000.


                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   a)   Exhibits

      (10)  Fifth Amendment to Credit Agreement, dated as of February 15, 1995

      (11)  Computation of Earnings per Share

      (15)  Letter re: Unaudited Interim Financial Information

      (27)  Financial Data Schedule

   b) The Company did not file any reports on Form 8-K during the three months ended April 29, 1995.









                                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE GAP, INC.



Date:  June 9, 1995                        By /s/ Robert J. Fisher
                                           Robert J. Fisher
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal financial officer of the
                                            registrant)




Date:  June 9, 1995                        By /s/ Donald G. Fisher
                                           Donald G. Fisher
                                           Chairman and Chief Executive Officer





                           EXHIBIT INDEX





(10)     Fifth Amendment to Credit Agreement, dated as of
         February 15, 1995

(11)     Computation of Earnings per Share

(15)     Letter re: Unaudited Interim Financial Information

(27)     Financial Data Schedule