Form 10-Q
period 1995-07-29
GAP INC
filed 1995-09-12
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-Q

(Mark One)
[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 29, 1995 or

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________ to __________

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

   Common Stock, $0.05 par value, 144,165,227 shares as of September 8, 1995




PART 1                       THE GAP, INC. AND SUBSIDIARIES
ITEM 1                        CONSOLIDATED BALANCE SHEETS

($000)                                                July 29,          January 28,       July 30,
                                                        1995              1995              1994
                                                    (Unaudited)       (See Note 1)      (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                                $    249,217     $   414,487     $    261,228
Short-term investments                                   143,416         173,543          122,901
Merchandise inventory                                    508,641         370,638          416,166
Prepaid expenses and other                               111,748          97,019           94,568
  Total Current Assets                                 1,013,022       1,055,687          894,863

Property and equipment (net)                             882,949          828,777         772,646
Long-term investments                                      7,059           32,097          40,380
Lease rights and other assets                             97,436           87,683          67,792
Total Assets                                        $  2,000,466      $ 2,004,244    $  1,775,681

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                       $      -          $     2,478    $     13,773
Accounts payable                                         293,396          263,724         265,705
Accrued expenses                                         145,227          185,375         142,766
Income taxes payable                                       9,325           41,156           7,520
Deferred lease credits and other current liabilities       6,173            7,127           6,699
  Total Current Liabilities                              454,121          499,860         436,463

Long-term Liabilities:

Deferred lease credits and other liabilities             135,985          129,152         111,505
                                                         135,985          129,152         111,505

Stockholders' Equity:
Common stock $.05 par value
  Authorized 500,000,000 shares
  Issued 157,716,643, 156,972,777
  and 156,509,876 shares
  Outstanding 144,240,315, 144,764,749
  and 145,775,348 shares                                   7,887            7,849           7,826
Additional paid-in capital                               330,725          298,413         281,063
Retained earnings                                      1,331,348        1,282,301       1,103,722
Foreign currency translation adjustment                   (6,491)          (8,320)         (8,497)
Restricted stock plan deferred compensation              (60,386)         (54,265)        (53,915)
Treasury stock, at cost                                 (192,723)        (150,746)       (102,486)
                                                       1,410,360        1,375,232       1,227,713
Total Liabilities and Stockholders' Equity         $   2,000,466     $  2,004,244   $   1,775,681

See accompanying notes to consolidated financial statements.


                     THE GAP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS


                                Thirteen Weeks Ended           Twenty-six Weeks Ended

Unaudited                       July 29,          July 30,        July 29,     July 30,
($000 except per share amounts)   1995             1994            1995         1994
Net sales                   $    868,514        $   773,131   $  1,717,202   $  1,524,801

Costs and expenses

  Cost of goods sold and          609,321           507,854      1,177,452        970,207
    occupancy expenses

  Operating expenses              210,043           192,362        412,618        378,049

  Net interest income              (4,430)             (394)        (9,279)        (1,686)

Earnings before income taxes       53,580            73,309        136,411        178,231

Income taxes                       21,166            28,957         53,884         70,401

Net earnings                $      32,414       $    44,352    $    82,527    $   107,830


Weighted average number
  of shares                   144,116,611       145,741,236      143,994,080  145,551,113

Earnings per share             $      .22        $      .30       $      .57    $     .74

Cash dividends per share       $      .12        $      .12       $      .24    $     .22

See accompanying notes to consolidated financial statements.


                               THE GAP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS



Unaudited ($000)                                         Twenty-six Weeks Ended
                                                      July 29, 1995     July 30, 1994
Cash Flows from Operating Activities:
  Net earnings                                             $ 82,527     $107,830
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                            95,514       80,930
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock           8,710       14,391
    Change in operating assets and liabilities:
     Merchandise inventory                                 (137,186)     (85,403)
     Prepaid expenses and other                             (16,090)     (13,027)
     Accounts payable                                        29,890       49,226
     Accrued expenses                                       (40,281)     (20,577)
     Income taxes payable                                   (32,006)     (62,680)
     Deferred lease credits and other
      long-term liabilities                                   5,518       15,033

Net cash (used for) provided by operating activities         (3,404)      85,723

Cash Flows from Investing Activities:
 Maturity (purchase) of short-term
   investments - net                                         55,165      (25,353)
 Purchase of long-term investments                            -          (54,431)
 Purchases of property and equipment                       (134,662)    (101,772)
 Acquisition of lease rights and other assets               (10,183)      (4,005)

Net cash used for investing activities                      (89,680)    (185,561)

Cash Flows from Financing Activities:
 Net (decrease) increase in notes payable                    (3,590)       6,091
 Payment on long-term debt                                    -          (75,000)
 Issuance of common stock                                     6,127       10,591
 Purchase of treasury stock                                 (41,977)     (10,032)
 Cash dividends paid                                        (33,481)     (30,944)

Net cash used for financing activities                      (72,921)     (99,294)

Effect of exchange rate changes on cash                         735           28

Net (decrease) increase in cash and equivalents            (165,270)    (199,104)

Cash and equivalents at beginning of year                   414,487      460,332
Cash and equivalents at end of quarter                     $249,217     $261,228

See accompanying notes to consolidated financial statements.


                     THE GAP, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated balance sheets as of July 29, 1995 and July 30, 1994, and the interim consolidated statements of earnings for the thirteen and twenty-six weeks ended July 29, 1995 and July 30, 1994 and the interim consolidated statements of cash flows for the twenty-six weeks ended July 29, 1995 and July 30, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at July 29, 1995 and July 30, 1994, and for all periods presented, have been made.

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

     The results of operations for the twenty-six weeks ended July 29, 1995 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 1996.

     Certain reclassifications have been made to the 1994 financial statements to conform to classifications used in 1995.


2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Year-to-date 1995 and 1994 gross interest payments were $1.0 million and $6.7 million respectively; income tax payments were $76.3 million and $118.9 million respectively.



Deloitte &        2101 Webster Street                 Telephone:(510)287-2700
 Touche LLP       Oakland, California 946-12-3027     Facsimile:(510)835-4888


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.


We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of July 29, 1995 and July 30, 1994 and the related consolidated statements of earnings for the thirteen week and twenty-six week periods ended July 29, 1995 and July 30, 1994 and of cash flows for the twenty-six week periods ended July 29, 1995 and July 30, 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


/S/ Deloitte & Touche LLP

August 9, 1995


Item 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
                 Thirteen Weeks Ended           Twenty-six Weeks Ended
              July 29, 1995  July 30, 1994  July 29, 1995   July 30, 1994
Net Sales        868,5141       773,131       1,717,202       1,524,801
($000)

Total net
sales growth
percentage             12            12              13              14

Comparable
store sales
growth
percentage             <4>            1              <3>              4

Net sales
per average
square foot            88            96             178             193



                                   Fifty-two Weeks Ended
                               July 29, 1995   July 30, 1994
Number of

New Stores                           195            129

Expanded Stores                       62            127

Closed Stores                         39             53


The increases in second quarter and year-to-date 1995 net sales over the same periods last year were attributable to the opening of new stores (net of stores closed) and the expansion of existing stores, partially offset by decreases in comparable store sales. The decreases in comparable store sales were primarily attributable to negative comparable store sales in the Gap division.

The declines in second quarter and year-to-date net sales per average square foot from the same periods last year were primarily attributable to an increase in the average size of new stores in connection with the Company's store expansion program, negative comparable store sales, and continued store growth in the Old Navy division with lower priced merchandise and significantly larger stores.

The Company expects the challenging retail sales environment experienced during the first half of 1995 to continue into the third quarter of 1995. For the four week period ended August 26, 1995, net sales increased 12 percent over the same period last year, as compared to a 6 percent increase in net sales for the four week period ended August 27, 1994 over the prior year.
Comparable store sales decreased 6 percent for the four weeks ended August 26, 1995 as compared with a 5 percent decrease in August 1994.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased to 70.1 percent for the second quarter of 1995 from 65.7 percent for the same period in 1994. The resulting 4.4 percentage point decrease in gross margin net of occupancy expenses was attributable to a 3.7 percentage point decrease in merchandise margins as a percentage of net sales and a .7 percentage point increase in occupancy expenses as a percentage of net sales.

For the first half of 1995, cost of goods sold and occupancy expenses as a percentage of net sales increased to 68.6 percent from 63.6 percent for the same period in 1994. The resulting 5.0 percentage point decrease in gross margin net of occupancy expenses was attributable to a 4.2 percentage point decrease in merchandise margins as a percentage of net sales and a .8 percentage point increase in occupancy expenses as a percentage of net sales.

For the second quarter and first half of 1995, decreases in merchandise margins as a percentage of net sales were driven by a decline in initial merchandise margins. During the second quarter more goods were sold at regular price than a year ago, although the margin achieved on those markdown sales was meaningfully lower.

Entering the third quarter of 1995, inventory on hand is at a lower initial merchandise margin than inventory on hand last year. The Company expects overall merchandise margins to be lower in the second half of 1995 compared to the levels achieved in the second half of 1994.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. During the first half of 1995, these markdowns did have an adverse impact on earnings and may do so in future quarters depending upon the extent of the markdowns and amount of inventory affected.

For the second quarter and first half of 1995, occupancy expenses increased as a percentage of net sales when compared to the same periods last year. The increases in occupancy expenses were primarily attributable to a lack of sales leverage resulting from negative comparable store sales.

Operating Expenses

Operating expenses as a percentage of net sales decreased to 24.2 percent for the second quarter of 1995 from 24.9 percent for the same period in 1994. For the first half of 1995 operating expenses as a percentage of net sales decreased to 24.0 percent from 24.8 percent for the same period in 1994.

The .7 percentage point decrease for the second quarter and the .8 percentage point decrease for the first half of 1995 were primarily attributable to a decrease in incentive bonus expense as a percentage of net sales. Due to the company's performance, no incentive bonus expense was recognized in the first half of 1995.

Net Interest Income

Net interest income was approximately $4.4 million for the second quarter and $9.3 million for the first half of 1995 compared to net interest income of $394,000 and $1.7 million for the same periods in 1994. The increase was attributable to reductions in interest expense resulting from the June 1994 repayment of $75 million of long-term debt and the payment of $1.7 million of additional interest expense associated with the early repayment of long-term debt. Increases in income from higher average interest rates also contributed to the change.

Income Taxes

The effective income tax rate was 39.5 percent for the first half of both 1994 and 1995. The Company does not anticipate any change in the effective tax rate of 39.5 percent for the remainder of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                              Twenty-six weeks ended
                                       July 29, 1995         July 30, 1994
Cash (used for) provided by operating
activities ($000)                           $ (3,404)              $ 85,723

Working capital ($000)                      $558,901               $458,400

Current ratio                                 2.23:1                 2.05:1


For the twenty-six weeks ended July 29, 1995, the decrease in cash flows from operating activities was attributable to an increased investment in inventory to support the Old Navy and International divisions, the timing of certain fiscal 1994 year-end payables, and the decrease in net earnings. The Company's overall cash and liquidity position continues to be strong.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operating activities and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten weeks during the late summer and holiday periods.

For the twenty-six weeks ended July 29, 1995, capital expenditures, net of construction allowances and dispositions, totalled approximately $136 million. These expenditures included the addition of 94 new stores, the expansion of 29 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 873,000 square feet or 10 percent since January 28, 1995.

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

The Company continues to explore alternatives for headquarters facilities in San Francisco and San Bruno, California. The Company plans to construct a distribution center in Gallatin,Tennessee for a total cost of approximately $45 to $55 million. The facility is expected to be in operation in late 1996.

The Company has a credit agreement which provides for a $250 million revolving credit facility until March 1998. In addition, the credit agreement provides for the issuance of letters of credit up to $425 million at any one time. The Company had outstanding letters of credit of approximately $402 million at July 29, 1995.

Under a program announced in October 1994 to repurchase up to 9 million shares of the Company's outstanding common stock, the Company acquired 1,268,300 shares during the first quarter of 1995 for $41,978,000. Included in this transaction was the purchase of 250,000 shares from a senior executive of the Company for $8,438,000. No shares were acquired during the second quarter of 1995. To date, 2,741,800 shares have been repurchased for $90,238,000.




                                        PART II

                                    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

                  (11)  Computation of Earnings per Share

                  (15)  Letter re: Unaudited Interim Financial Information

                  (27)  Financial Data Schedule

         b) The Company did not file any reports on Form 8-K during the three months ended July 29, 1995.









                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE GAP, INC.



Date:  September 8, 1995        By  /s/ Robert J. Fisher
                                        Robert J. Fisher
                                        Executive Vice President and
                                        Chief Financial Officer
                                (Principal financial officer of the registrant)




Date:  September 8, 1995        By  /s/ Donald G. Fisher
                                        Donald G. Fisher
                                        Chairman and Chief Executive Officer





                                     EXHIBIT INDEX





(11)     Computation of Earnings per Share

(15)     Letter re: Unaudited Interim Financial Information

(27)     Financial Data Schedule