Form 10-Q
period 1995-10-28
GAP INC
filed 1995-12-12
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[ X ]             Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended October 28, 1995 or

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

    Common Stock, $0.05 par value, 143,859,338 shares as of December 8, 1995


PART 1                 THE GAP, INC. AND SUBSIDIARIES                         ITEM 1
                        CONSOLIDATED BALANCE SHEETS
($000)                                                 October 28,        January 28,        October 29,
                                                        1995               1995                1994
                                                      (Unaudited)        (See Note 1)        (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                               $     324,182       $     414,487      $    223,654
Short-term investments                                   116,357             173,543           159,077
Merchandise inventory                                    704,847             370,638           537,343
Prepaid expenses and other                               106,724              97,019            90,626
Total Current Assets                                   1,252,110           1,055,687         1,010,700

Property and equipment (net)                             926,165             828,777           801,554
Long- term investments                                     7,059              32,097            62,418
Lease rights and other assets                            101,436              87,683            73,632
Total Assets                                        $  2,286,770        $  2,004,244      $  1,948,304

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                       $     17,781        $      2,478      $      2,936
Accounts payable                                         358,394             263,724           304,703
Accrued expenses                                         213,942             185,375           169,552
Income taxes payable                                      55,934              41,156            28,043
Deferred lease credits and other current liabilities       6,784               7,127             6,681
Total Current Liabilities                                652,835             499,860           511,915

Long-term Liabilities:
Deferred lease credits and other liabilities             146,260             129,152           119,719
                                                         146,260             129,152           119,719

Stockholders' Equity:
Common stock $.05 par value
 Authorized 500,000,000 shares
 Issued 157,790,787, 156,972,777
 and 156,661,757 shares
 Outstanding 143,486,359, 144,764,749
 and 145,927,229 shares                                    7,891               7,849             7,834
Additional paid-in capital                               332,553             298,413           285,096
Retained earnings                                      1,431,433           1,282,301         1,180,442
Foreign currency translation adjustment                   (6,347)             (8,320)           (4,521)
Restricted stock plan deferred compensation              (54,392)            (54,265)          (49,695)
Treasury stock, at cost                                 (223,463)           (150,746)         (102,486)
                                                       1,487,675           1,375,232         1,316,670
Total Liabilities and Stockholders' Equity           $ 2,286,770         $ 2,004,244       $ 1,948,304

See accompanying notes to consolidated financial statements.


                        THE GAP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                  Thirteen Weeks Ended        Thirty-nine Weeks Ended
Unaudited                      October 28,    October 29,     October 28,  October 29,
($000 except per share amounts)   1995           1994            1995         1994
Net sales                   $  1,155,929    $   988,346    $  2,873,131  $ 2,513,147

Costs and expenses

      Cost of goods sold and     697,879        609,498       1,875,331    1,579,705
       occupancy expenses

      Operating expenses         266,939        227,728         679,557      605,777

      Net interest income         (2,066)        (3,669)        (11,345)      (5,355)

Earnings before income taxes     193,177        154,789         329,588      333,020

Income taxes                      76,302         61,142         130,186      131,543

Net earnings                $    116,875    $    93,647    $    199,402  $   201,477


Weighted average number
  of shares                  144,210,859    145,850,581     144,066,284  145,650,754

Earnings per share           $       .81    $       .64    $       1.38  $      1.38

Cash dividends per share     $       .12    $       .12    $        .36  $       .34

See accompanying notes to consolidated financial statements.


                           THE GAP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited ($000)                                            Thirty-Nine Weeks Ended

                                                  October 28, 1995     October 29, 1994
Cash Flows from Operating Activities:
  Net earnings                                           $199,402      $201,477
  Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization                     147,114      123,574
        Tax benefit from exercise of stock options by
           employees and from vesting of restricted stock   9,325       15,562
        Deferred income taxes                                -          (7,331)
        Change in operating assets and liabilities:
           Merchandise inventory                         (334,197)    (205,157)
           Prepaid expenses and other                     (19,567)      (6,712)
           Accounts payable                                95,925       87,236
           Accrued expenses                                28,526        5,870
           Income taxes payable                            14,647      (42,137)
           Deferred lease credits and other
             long-term liabilities                         16,541       22,782

Net cash provided by operating activities                 157,716      195,164

Cash Flows from Investing Activities:
 Maturity (purchase) of short-term
       investments - net                                   82,224      (52,329)
     Purchase of long-term investments                       -         (85,669)
     Purchases of property and equipment                 (223,024)    (164,170)
     Acquisition of lease rights and other assets          (7,378)      (4,560)

Net cash used for investing activities                   (148,178)    (306,728)

Cash Flows from Financing Activities:
   Net (decrease) increase in notes payable                15,303       (5,765)
   Payment on long-term debt                                 -         (75,000)
   Issuance of common stock                                 7,297       12,770
   Purchase of treasury stock                             (72,717)     (10,032)
   Cash dividends paid                                    (50,270)     (47,870)

Net cash used for financing activities                   (100,387)    (125,897)

Effect of exchange rate changes on cash                       544          783

Net (decrease) increase in cash and equivalents           (90,305)    (236,678)

Cash and equivalents at beginning of year                 414,487      460,332
Cash and equivalents at end of quarter                   $324,182     $223,654

See accompanying notes to consolidated financial statements.

                         THE GAP, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.     BASIS OF PRESENTATION

The consolidated balance sheets as of October 28, 1995 and October 29, 1994, and the interim consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 28, 1995 and October 29, 1994 and the interim consolidated statements of cash flows for the thirty-nine weeks ended October 28, 1995 and October 29, 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at October 28, 1995 and October 29, 1994, and for all periods presented, have been made.

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

The results of operations for the thirty-nine weeks ended October 28, 1995 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 1996.

Certain reclassifications have been made to the 1994 financial statements to conform to classifications used in 1995.


2.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Year-to-date 1995 and 1994 gross interest payments were $3.4 million and $7.4 million respectively; income tax payments were $105.5 million and $155.1 million respectively.



Deloitte &
  Touche LLP              2101 Webster Street          Telephone:(510)287-2700
                          Oakland, California 94612    Facsimile:(510)835-4888


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed that accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of October 28, 1995 and October 29, 1994 and the related consolidated statements of earnings for the thirteen week and thirty-nine week periods ended October 28, 1995 and October 29, 1994 and of cash flows for the thirty-nine week periods ending October 28, 1995 and October 29, 1994. These financial statements are the responsibility of the Company's management.

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

We have previous audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 28, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


November 8, 1995


Deloitte Touche
Tohmatsu
International




Item 2
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net Sales
                       Thirteen Weeks Ended      Thirty-nine Weeks Ended
                      October 28,   October 29,  October 28,  October 29,
                        1995            1994         1995       1994

Net sales ($000)       1,155,929      988,346     2,873,131   2,513,147
Total net
sales growth
percentage                    17           10            14          12

Comparable
store sales
growth
percentage                     0           <2>           <2>          2

Net sales
per average
square foot                  111          115            290        310

Fifty-two Weeks Ended
                                                     October 28,  October 29,
                                                       1995         1994
Number of:

New stores                                               209        143

Expanded stores                                           61         93

Closed stores                                             43         51

The increases in third quarter and year-to-date 1995 net sales over the same periods last year were primarily attributable to the opening of new stores (net of stores closed) and the expansion of existing stores.

The declines in third quarter and year-to-date net sales per average square foot from the same periods last year were attributable to increases in the average size of new stores in connection with the Company's store expansion program and continued store growth in the Old Navy division with lower priced merchandise and significantly larger stores.

For the four week period ended November 25, 1995, net sales increased 19 percent over the same period last year. Comparable store sales increased 1 percent in both November 1995 and November 1994. However, comparable store sales for the last week of November 1995 (the first week of the Christmas selling season) were disappointing. The retail sales environment continues to be challenging and results for the fourth quarter will be dependent upon Christmas holiday period sales.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 60.4 percent for the third quarter of 1995 from 61.7 percent for the same period in 1994. The resulting 1.3 percentage point increase in gross margin net of occupancy expenses was attributable to higher merchandise margins due to increased regular priced selling.

Cost of goods sold and occupancy expenses as a percentage of net sales increased to 65.3 percent for the year-to-date period from 62.9 percent for the same period in 1994. The resulting 2.4 percentage point decrease in gross margin net of occupancy expenses was attributable to a 2.1 percentage point decrease in merchandise margin as a percentage of net sales and a .3 percentage point increase in occupancy expenses as a percentage of net sales.

The decrease in merchandise margin as a percentage of net sales was driven by a decline in initial merchandise margin, primarily in the first half. The increase in occupancy expenses as a percentage of net sales was primarily attributable to a lack of sales leverage resulting from negative comparable store sales.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings, depending upon the extent of the markdowns and amount of inventory affected.


Operating Expenses

Operating expenses were essentially flat as a percentage of net sales at 23.1 percent for the third quarter of 1995 compared to 23.0 percent for the same period last year.

Operating expenses decreased as a percentage of net sales to 23.6 percent year-to-date compared to 24.1 percent for the same period last year. The .5 percentage point decrease was primarily attributable to a decrease in incentive bonus expense as a percentage of net sales. Due to the Company's performance relative to financial targets, less bonus expense was recognized this year.


Net Interest Income

Net interest income was approximately $2.1 million for the third quarter compared to net interest income of $3.7 million for the same period last year. The decrease was primarily attributable to additional interest expense recognized for various other obligations, partially offset by an increase in income from higher average interest rates.

For the thirty-nine weeks ended October 28, 1995, net interest income was approximately $11.3 million compared to net interest income of $5.4 million last year. The change was attributable to an increase in income from higher average interest rates and reductions in interest expense resulting from the June 1994 repayment of long-term debt.


Income Taxes

The effective income tax rate was 39.5 percent for the first nine months of both 1995 and 1994. The Company does not anticipate any changes in the effective tax rate for the remainder of 1995.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                  Thirty-nine weeks ended
                           October 28, 1995     October 29, 1994

Cash provided by operating
activities ($000)                 $157,716         $195,164

Working capital ($000)            $599,275         $498,785

Current ratio                       1.92:1           1.97:1


For the thirty-nine weeks ended October 28, 1995, the decrease in cash flows from operating activities was attributable to an increased investment in inventory partially offset by a decrease in income tax payments. The Company's overall cash and liquidity position continues to be strong.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operating activities and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a period of about ten weeks during the late summer and holiday months.

For the thirty-nine weeks ended October 28, 1995, capital expenditures, net of construction allowances and dispositions, totalled approximately $214 million. These expenditures included the addition of 162 new stores, the expansion of 44 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 1.5 million square feet or 16 percent since January 28, 1995.

For fiscal year 1995, the Company expects capital expenditures to total approximately $300 million, net of construction allowances, representing the addition of approximately 200 to 225 new stores, the expansion of approximately 50 to 70 stores, and the remodeling of certain stores. Square footage growth is expected to be approximately 20 percent after accounting for store closings. New stores are generally expected to be leased. The Company expects to fund such capital expenditures with cash flow from operations.


For fiscal year 1996, the Company currently expects capital expenditures to total approximately $300 to $350 million, net of construction allowances. These expenditures include the addition of approximately 200 new stores, and the expansion of approximately 55 stores. Square footage growth is expected to be approximately 15 to 20 percent after accounting for store closings. The amounts above include planned expenditures for administrative facilities, distribution centers and equipment.

The Company continues to explore alternatives for additional office space in San Francisco and San Bruno, California. The Company has commenced construction of a distribution center in Gallatin, Tennessee for an estimated cost at completion of $45 to $55 million. The facility is expected to be in operation in late 1996.

The Company has a credit agreement which provides for a $250 million revolving credit facility until March 1998. In addition, the credit agreement provides for the issuance of letters of credit up to $500 million at any one time. The Company had outstanding letters of credit of approximately $417 million at October 28, 1995.

During the third quarter of 1995, the Company acquired 828,100 shares of its common stock for $30,739,000. The shares were purchased under a program announced in October 1994 to repurchase up to 9 million shares of the Company's outstanding common stock. To date under this program, 3,569,900 shares have been repurchased for $120,977,000.



                                      PART II

                                 OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits

              (10) Credit Agreement, dated as of August 1, 1995, among Registrant and Citicorp USA Inc.; Bank of America National Trust & Savings Texas, N.A.; The Royal Bank of Canada; Bank of Montreal; Societe Generale; The Fuji Bank, Limited; U.S. National Bank of Oregon; Morgan Guaranty Trust Company of New York; The Sumitomo Bank Limited; and Citibank, N.A.

               (11)    Computation of Earnings per Share

               (15)    Letter re: Unaudited Interim Financial Information

               (27)    Financial Data Schedule

         b) The Company did not file any reports on Form 8-K during the three months ended October 28, 1995.











                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE GAP, INC.



Date:  December 8, 1995             By /s/ Warren R. Hashagen
                                        Warren R. Hashagen
                                        Chief Financial Officer
                  (Principal financial officer of the registrant)




Date:  December 8, 1995             By /s/ Millard S. Drexler
                                        Millard S. Drexler
                                        President and Chief
                                        Executive Officer







                              EXHIBIT INDEX





(10) Credit Agreement, dated as of August 1, 1995, among Registrant and Citicorp USA Inc.; Bank of America National Trust & Savings
       Association; National Westminster Bank PLC; Nationsbank of Texas,
       N.A.; The Royal Bank of Canada; Bank of Montreal; Societe Generale;
       The Fuji Bank, Limited; U.S. National Bank of Oregon; Morgan Guaranty Trust Company of New York; The Sumitomo Bank Limited; and Citibank, N.A.

(11)   Computation of Earnings per Share

(15)   Letter re: Unaudited Interim Financial Information

(27)   Financial Data Schedule