Form 10-K405
period 1996-02-03
GAP INC
filed 1996-04-22
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                          	Washington, D.C. 20549

                                	FORM 10-K

(Mark One)
[ X ]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [Fee Required] For the fiscal year ended February 3, 1996 or

[   ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required] For the transition period from ____ to ___

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

 The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 25, 1996 was approximately $5,970,295,366, based upon the last price reported for such date in the NYSE-Composite transactions.

 The number of shares of the Registrant's Common Stock outstanding as of March 25, 1996 was 288,377,346 (restated to reflect a 2-for-1 stock split in the form of a stock dividend to stockholders of record on March 18, 1996).

                   DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996 (hereinafter referred to as the "1996 Proxy Statement") are incorporated into Parts I and III.

 Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 3, 1996 (hereinafter referred to as the "1995 Annual Report to Stockholders") are incorporated into Parts II and IV.


	PART I

Item 1 - BUSINESS

General

	The Gap, Inc. (hereinafter referred to as the "Company") is an international specialty retailer which operates stores selling casual apparel, shoes and other accessories for men, women and children under a number of trade names, including: Gap, GapKids, babyGap, Banana Republic, and Old Navy Clothing Co. The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988. On March 25, 1996, the Company operated 1,701 stores, including 907 Gap, 444 GapKids, 211 Banana Republic, and 139 Old Navy Clothing Co. stores (55 of the Gap and GapKids stores are located in the United Kingdom, 95 in Canada, 12 in France, 6 in Japan and 2 in Germany; 5 of the Banana Republic stores are located in Canada).

	Virtually all of the Company's merchandise is private label. The Gap stores offer casual clothing for men and women. GapKids was introduced in 1986 to provide well-designed, comfortable clothing for boys and girls ages 2-12. The babyGap line, offering mostly natural fiber clothing for infants and toddlers, was added in 1990 and is sold in all GapKids stores. Banana Republic offers classic, casual fashions for men and women. Old Navy Clothing Co. was introduced in 1993 and offers casual basic and fashion clothing and various accessories and gift items for men, women and children at lower price points.

Recent Developments

	During fiscal 1995, the Company's efforts emphasized the development of its two newest growth vehicles: Old Navy Clothing Co. and the International division. It is anticipated that this emphasis will continue in fiscal 1996.

	Old Navy Clothing Co., whose stores average 15,300 square feet, experienced a rapid expansion during fiscal 1995 (from 59 stores at the beginning of the period to 131 at the end), accounting for about 18% of the Company's total store space. This rapid rate of expansion has involved infrastructure and new-store opening expenses. Although Old Navy Clothing Co. is profitable even in its second year of operations, the risk remains that this rapid rate of expansion could adversely impact profitability. In addition, the discount-store segment in which Old Navy operates is subject to particularly intense competitive pressures. Old Navy competes with a wide variety of regional and national discount stores, many of whom are larger and have significantly greater financial, marketing and other resources than Old Navy.

	The Company's International division also experienced accelerated growth in fiscal 1995, notably opening Gap and GapKids stores in two new markets, Japan and Germany. The Company has very limited or no operating history in these markets and is faced with competition from established regional and national chains. Operations in international markets such as Germany and Japan involve special risks. If such expansion is not successful, the Company's results of operations could be adversely affected.

Merchandise Inventory, Replenishment and Distribution

	The retail apparel business fluctuates according to changes in customer preferences dictated in part by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are evidenced by customer purchases. The Company is also vulnerable to changing fashion trends. In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons when the Company and other retailers generally build up their inventory levels. The Company must enter into contracts for the purchase and manufacture of apparel well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

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

	The Company opened 225 new stores and expanded 55 stores during the 1995 fiscal year; the Company anticipates that it will open approximately 175 to 200 new stores and expand approximately 30 to 40 stores during the 1996 fiscal year. Over the past five years, the Company has increased the average size of its new stores and expanded the size of existing stores. For fiscal year 1995, the average size of new stores was about 7,100 square feet for Gap, 4,300 square feet for GapKids, 7,000 square feet for Banana Republic, and 15,600 square feet for Old Navy Clothing Co. Expanded stores are excluded from comparable store calculations until they have been open over one year in their new size.

	The Company's continued success depends, in part, upon its ability to increase sales at existing store locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company's growth will result in enhanced profitability or that it will continue at the same rate in future years. In addition, the Company's strategy of expanding domestically through new concepts (such as Old Navy Clothing Co.) and new product lines (such as personal care items), and internationally in countries in which the Company has no, or limited, operating history could result in reduced profitability if such expansion is not successful. Currently, the Company is planning to open 4-6 Gap and GapKids stores in Japan and 2 Gap and GapKids stores in Germany during fiscal 1996.

Suppliers

	The Company purchases merchandise from over 1,000 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 1995 purchases. Of the Company's merchandise sold worldwide during fiscal 1995, approximately 31% was produced domestically while the remaining 69% was made overseas. Approximately 14% of the Company's total merchandise was from Hong Kong, with the remainder coming from 50 other countries. Any event causing a sudden disruption of imports from Hong Kong, including the imposition of additional import restrictions, could have a materially adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

	The Company cannot predict whether any of the foreign countries in which its products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. government, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, or both, against apparel items could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Seasonal Business

	The Company's business follows a seasonal pattern, peaking over a total of about 12 weeks during the late summer (late August through September) and holiday (Thanksgiving through Christmas) periods. During fiscal year 1995, these periods accounted for approximately 34% of the Company's annual sales.

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

Employees

	On February 3, 1996, the Company had a work force of approximately 60,000 employees. Additionally, the Company hires temporary employees during the peak late summer and holiday seasons. The Company considers its employee relations to be good.

Trademarks and Service Marks

	The trademarks and service marks for Gap, GapKids, babyGap, Banana Republic and Old Navy Clothing Co., and certain other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the registries of many foreign countries.



Executive Officers of the Registrant

	The Chairman of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Executive Officer of the Company and of the operating divisions. Robert J. Fisher is Executive Vice President and Chief Operating Officer of the Company. Each of Messrs. Donald G. Fisher, Robert J. Fisher and Drexler is a director of the Company and the required information with respect to each of them is set forth in the table located in the Section entitled "Nominees for Election as Directors" of the 1996 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

     Name               	Age     Position

Magdalene Gross	         47	     Executive Vice President - Advertising

Anne B. Gust		           38	     Senior Vice President - General Counsel

Warren R. Hashagen	      45	     Senior Vice President - Finance and Chief
                                  Financial Officer

Richard M. Lyons	        39	     Executive Vice President, The Gap, Inc.
                                  and President, Gap/GapKids Division

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

	Mr. Hashagen joined the Company in 1982 and has served as Senior Vice President - Finance and Chief Financial Officer since November 1995. From April 1992 to October 1995 he was Senior Vice President - Finance, and from February 1991 to April 1992, he was Senior Vice President - Finance and Treasurer.

	Mr. Lyons was promoted to Executive Vice President of the Company in March 1995, in charge of Gap and GapKids Divisions. He joined the Company in 1984 and has served as President, Gap Division since July 1993. From August 1992 to July 1993 he was Executive Vice President, GapKids Division and from November 1989 to August 1992 he was Senior Vice President - General Merchandise Manager, GapKids Division.

Item 2 - PROPERTIES

	During fiscal year 1995, the Company opened 225 stores and closed 53. The newly-opened stores include 59 Gap stores (including 3 stores in the United Kingdom, 8 stores in Canada, 5 stores in France, 2 stores in Japan and 1 store in Germany), 68 GapKids stores (including 3 stores in the United Kingdom, 11 stores in Canada, 4 stores in France, 2 stores in Japan and 1 store in Germany), 26 Banana Republic stores (including 5 stores in Canada), and 72 Old Navy Clothing Co. stores. In addition, during fiscal year 1995, the Company expanded 55 stores. The expanded stores include 34 Gap stores, 17 GapKids stores (including 1 in the United Kingdom and 2 in Canada), 3 Banana Republic stores and 1 Old Navy Clothing Co. store. The 1,680 stores operating on February 3, 1996 aggregated approximately 11.1 million square feet. The Company leases virtually all of its store premises for terms generally ranging from 12 to 15 years. Most leases provide for additional rent based on a percentage of store sales above a certain level in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved. In the United States, the Company's stores are located in all of the 50 largest metropolitan statistical areas.

	During fiscal year 1996, the Company plans to increase store space by approximately 15%, before taking into account store closings. This increase is expected to include the opening of approximately 175 to 200 new stores worldwide and the expansion of approximately 30 to 40 of the Company's existing stores.

	The Company leases its headquarters and regional office buildings, as well as its Eastern Distribution Center (EDC) and Kentucky Distribution Center
(KDC). The EDC/KDC in Erlanger, Kentucky together consist of approximately 1,220,000 square feet. They distribute Gap, GapKids, Banana Republic and Old Navy merchandise and their lease term runs through February 28, 2003, with options to extend the lease for an additional 30 years. In order to capitalize on synergies with the nearby EDC/KDC, the Company has entered into a lease for 19 acres of land and a 320,000 square foot structure for consolidation/deconsolidation purposes in Hebron, Kentucky. The facility is expected to be in operation in the second quarter of fiscal year 1996.

	The Company owns its Canadian Distribution Center located in Brampton, Ontario. It consists of approximately 150,000 square feet and distributes Gap, GapKids and Banana Republic merchandise. The Company also owns its Western Distribution Center (WDC) located in Ventura, California. This facility, which is approximately 344,000 square feet, distributes Gap and GapKids merchandise. The Company also owns an adjacent five acre parcel for possible future expansion. The Atlantic Distribution Center (ADC), a facility owned by the Company in Edgewood, Maryland, covers approximately 745,000 square feet and distributes Gap, GapKids and Banana Republic merchandise. The Company also owns 156 adjacent acres, portions of which could be used for potential expansion of the ADC.

	During 1995, the Company acquired land in Gallatin, Tennessee and began construction on a 640,000 square foot distribution center for an estimated cost at completion of approximately $45-55 million. The Company expects the facility to be in operation in late 1996.

	The Company has entered into negotiations to purchase land in Roosendaal, Netherlands for the purpose of constructing a distribution center to serve its European stores. The Company expects the facility to be in operation by the second quarter of fiscal 1996.

	The Company also owns and operates a data center located on seven acres of land in Rocklin, California; it covers approximately 40,000 square feet and serves as a corporate computer processing center.

	In February 1996, the Company exercised an option to purchase a 12-acre parcel of land in San Bruno, California to expand its headquarters facilities.
 Construction is expected to begin in late Spring 1996 for an estimated cost at completion of $55-60 million. The facility is expected to be in operation in late 1997.

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


	PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	 STOCKHOLDER MATTERS

	The information required by this item is incorporated herein by reference to page 23 of the 1995 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - SELECTED FINANCIAL DATA

	The information required by this item is incorporated herein by reference to pages 20 and 21 of the 1995 Annual Report to Stockholders filed as Exhibit
13 to this Annual Report on Form 10-K.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	 CONDITION AND RESULTS OF OPERATIONS

	The information required by this item is incorporated herein by reference to pages 22 and 23 of the 1995 Annual Report to Stockholders filed as Exhibit
13 to this Annual Report on Form 10-K.

	The Management's Discussion and Analysis incorporated by reference herein as well as other portions of this report and of the annual report to stockholders contain a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In these reports the words "expect," "plan," "anticipate," "believe" and similar expressions identify forward-looking statements.

	Any such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks already have been discussed under Item 1 of this report; other risks include, without limitation, ongoing competitive pressures in the apparel industry, a continuation or exacerbation of the current over-capacity problem affecting the industry, and/or changes in the level of consumer spending or preferences in apparel. Future economic and industry trends that could potentially impact revenue and profitability remain difficult to predict.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	($000)				           February 3, 1996   January 28, 1995

Accrued Payroll			        $39,331	          $32,624


	The remaining information required by this item is incorporated herein by reference to pages 24-34 of the 1995 Annual Report to Stockholders filed as
Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       	 ACCOUNTING AND FINANCIAL DISCLOSURE

	Not applicable.

	PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information required by this item is incorporated herein by reference to the Section entitled "Nominees for Election as Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement. See also Item 1 above.

Item 11 - EXECUTIVE COMPENSATION

	The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors," "Executive Compensation" and "Employment Contracts and Termination of Employment Arrangements" in the 1996 Proxy Statement.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The information required by this item is incorporated herein by reference to the Section entitled "Beneficial Ownership of Shares" in the 1996 Proxy Statement.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by this item is incorporated herein by reference to the Sections entitled "Other Reportable Transactions" in the 1996 Proxy Statement.

	PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

	A.	The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

		(1)	Financial Statements

			(i)	Independent Auditors' Report.  Incorporated by
reference to Page 24 of the 1995 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

			(ii)	The consolidated balance sheets as of February 3, 1996
and January 28, 1995 and the related consolidated
statements of earnings, cash flows, and stockholders'
equity for each of the three fiscal years in the period
ended February 3, 1996 are incorporated by reference to
pages 25-34 of the 1995 Annual Report to Stockholders
filed as Exhibit 13 to this Annual Report on Form 10-K.

		(2)	Financial Statement Schedules


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

		Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 11 of this Report.

		(4)	Reports on Form 8-K

		No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.


                            	SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							THE GAP, INC.



Date:  April 15, 1996		             By	/s/ Millard S. Drexler
                              						Millard S. Drexler
                              						Chief Executive Officer
                              						(Principal Executive Officer)


Date:  April 15, 1996		             By	/s/ Warren R. Hashagen
                              						Warren R. Hashagen, Senior Vice President
                              						and Chief Financial Officer
                           						(Principal Financial and Accounting Officer)


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April 15, 1996		                   By	/s/ Adrian D. P. Bellamy
                                    						Adrian D. P. Bellamy, Director



Date:  April 15, 1996		                   By	/s/ John G. Bowes
                                    						John G. Bowes, Director



Date:  April 15, 1996		                   By	/s/ Millard S. Drexler
                                    						Millard S. Drexler, Director



Date:  April 15, 1996		                   By	/s/ Donald G. Fisher
                                    						Donald G. Fisher, Director



Date:  April 15, 1996		                   By	/s/ Doris F. Fisher
                                    						Doris F. Fisher, Director



Date:  April 15, 1996		                   By	/s/ Robert J. Fisher
                                    						Robert J. Fisher, Director



Date:  April 15, 1996		                   By	/s/ Lucie J. Fjeldstad
                                    						Lucie J. Fjeldstad, Director



Date:  April 15, 1996		                   By	/s/ William A. Hasler
                                    						William A. Hasler, Director



Date:  April 15, 1996		                   By	/s/ John M. Lillie
                                    						John M. Lillie, Director



Date:  April 12, 1996		                   By	/s/ Charles R. Schwab
                                    						Charles R. Schwab, Director



Date:  April 15, 1996		                   By	/s/ Brooks Walker, Jr.
                                    						Brooks Walker, Jr., Director




THE GAP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED FEBRUARY 3, 1996

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

3.3 Amended Article IV of Registrant's By-Laws, filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Commission File No. 333-00417.

10.1 Credit Agreement, dated as of August 1, 1995, among Registrant and Citicorp USA Inc.; Bank of America National Trust & Savings Association; National Westminster Bank PLC; Nationsbank of Texas;
        The Royal Bank of Canada; Bank of Montreal; Societe Generale; The
        Fuji Bank, Limited; U.S. National Bank of Oregon; Morgan Guaranty
        Trust Company of New York; The Sumitomo Bank Limited; and
        Citibank, N.A., filed as Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the period ended October 28, 1995, Commission File No. 1-7562.

10.2 Lease Agreement (Eastern Distribution Center), dated as of July 6, 1979, between Registrant and Corporate Property Associates, filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended February 3, 1980, Commission File No. 1-7562.

10.3 Amendment to Lease Agreement (Eastern Distribution Center), dated as of October 10, 1986, filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.4    Second Amendment to Lease Agreement (Eastern Distribution
        Center), dated as of February 16, 1988, filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.5 Lease Agreement (Kentucky Distribution Center), dated as of February 16, 1988, between Registrant and Corporate Property Associates 7, filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.6 Lease Agreement (One Harrison, San Francisco), dated as of September 1, 1987, between Registrant's wholly-owned subsidiary, Banana Republic, Inc. ("Banana Republic"), and JMC Associates Limited Partnership, filed as Exhibit
        10.13 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.7 First Amendment to Lease Agreement (One Harrison, San Francisco), dated as of December 21, 1987, filed as
        Exhibit 10.14 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.8 Second Amendment to Lease Agreement (One Harrison, San Francisco), dated as of October 16, 1991, filed as
        Exhibit 10.15 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.9 Sublease Agreement (One Harrison, San Francisco), dated as of December 21, 1987, between Registrant's wholly-owned subsidiary, Banana Republic, Inc. and Hillman Properties West, Inc., filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1988, Commission File No. 1-7562.

10.10 First Amendment to Sublease Agreement (One Harrison, San Francisco), dated as of December 17, 1990, filed as
        Exhibit 10.17 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.11 Second Amendment to Sublease Agreement (One Harrison, San Francisco), dated as of September 30, 1991, filed as
        Exhibit 10.18 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.12 Third Amendment to Sublease Agreement (One Harrison, San Francisco), dated as of October 16, 1991, filed as
        Exhibit 10.19 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.13 Lease Agreement (Two Harrison, San Francisco), dated as of May 31, 1991, between Registrant and Harrison Plaza, Ltd., a California limited partnership, filed as Exhibit
        10.20 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992, Commission File No. 1-7562.

10.14 Purchase Agreement (Atlantic Distribution Center), dated as of April 9, 1990, between Registrant and Greater Harford Industrial Park Partnership, filed as Exhibit
        10.13 to Registrant's Annual Report on Form 10-K for the year ended February 3, 1990, Commission File No. 1-7562.

10.15 Purchase and Installation Agreement (Materials Handling Equipment for Atlantic Distribution Center), dated as of December 18, 1990, between Registrant and Computer Aided Systems, Inc. filed as Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.16 Construction Agreement (Atlantic Distribution Center), dated as of July 31, 1990, between Registrant and Robert
        A. Kinsley, Inc., filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.17 Purchase Agreement (Rocklin Data Center), dated as of November 20, 1990, between Registrant and Stanford Ranch, Inc., filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.18 Construction Agreement (Rocklin Data Center), dated as of January 11, 1991, between Registrant and The Austin Company, filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.19   Purchase Agreement (Canadair Corporate Jet), dated as of
        July 11, 1991, between Registrant and Canadair
        Challenger, Inc., a Delaware corporation, filed as
        Exhibit 10.26 to Registrant's Annual report on Form 10-K for the year ended February 1, 1992,

10.20 Construction Agreement, dated as of January 1, 1992, between Registrant and Fisher Development, Inc., filed as
        Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.21 Letter Agreement, dated as of December 17, 1992, amending the Restated Construction Agreement between Registrant and Fisher Development, Inc., filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.22   1981 Stock Option Plan, filed as Exhibit 4.1 to
        Registrant's Registration Statement on Form S-8,
        Commission File No. 33-54690.

10.23   Form of Nonqualified Stock Option Agreement under
        Registrant's 1981 Stock Option Plan, filed as Exhibit 4.2 to Registrant's Registration Statement on Form S-8,
        Commission File No. 33-54690.

10.24   Management Incentive Restricted Stock Plan II, filed as
        Exhibit 4.1 to Registrant's Registration Statement on
        Form S-8, Commission File No. 33-54686.

10.25  Form of Restricted Stock Agreement under Registrant's
        Management Incentive Restricted Stock Plan II, filed as
        Exhibit 4.2 to Registrant's Registration Statement on
        Form S-8, Commission File No. 33-54686.

10.26   GapShare, filed as Exhibit 4.1 to Registrant's
        Registration Statement on Form S-8, Commission File No.
        333-00417.

10.27 Description of Management Incentive Cash Award Plan filed as Exhibit 10.34 to Registrant's Annual Report on Form
        10-K for the year ended January 29, 1994, Commission File
        No. 1-7562.

10.28   Employee Stock Purchase Plan, filed as Exhibit 4.1 to
        Registrant's Registration Statement on Form S-8,
        Commission File No. 33-56021.

10.29 Amended and Restated Executive Management Incentive Cash Award Plan, filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 23, 1995, Commission File No. 1-7562.

10.30   Deferred Compensation Plan filed as Exhibit 10.36 to
        Registrant's Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562.

10.31 Executive Capital Accumulation Plan filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended January 28, 1995, Commission File No. 1-7562.

10.32 1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission
        File No. 1-7562.

10.33 Executive Long-Term Cash Award Plan, filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission
        File No. 1-7562.

10.34 Relocation Loan Plan, filed as Exhibit A to Registrant's definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File
        No. 1-7562.

10.35   Certificate of Corporate Resolution amending the
        Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as Exhibit 10.34 to
        Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.36 Agreement, dated as of October 22, 1985, between Registrant and Millard S. Drexler, together with an amendment thereto dated as of November 21, 1985, filed as Exhibits 19.1 and 19.2, respectively, to Registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 1985, Commission File No. 1-7562.

10.37 Amendment to the Agreement between Registrant, Millard Drexler and Donald Fisher, dated October 23, 1992, filed as Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.38 Amended and Restated Restricted Stock Agreement, dated January 30, 1992, between Registrant and Millard Drexler, filed as Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.39 First Amendment to the Amended and Restated Restricted Stock Agreement, dated October 23, 1992, between Registrant and Millard Drexler, filed as Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.40 Restricted Stock Award Agreement, dated April 13, 1992, between Registrant and Millard Drexler, filed as Exhibit
        10.41 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.41 First Amendment to Restricted Stock Award Agreement, dated October 23, 1992, between Registrant and Millard Drexler, filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.42   Non-Employee Director Retirement Plan, dated October 27,
        1992, filed as Exhibit 10.43 to Registrant's Annual
        Report on Form 10-K for the year ended January 30, 1993,
        Commission File No. 1-7562.

11      Computation of Earnings per Share.

13 Registrant's annual report to security holders for the fiscal year ended February 3, 1996.

21      Subsidiaries of Registrant.

23      Consent of Deloitte & Touche.

27      Financial Data Schedule