Form 10-Q
period 1996-05-04
GAP INC
filed 1996-06-18
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                         	Washington, D.C. 20549

                               	FORM 10-Q

(Mark One)
[ X ]		Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended May 4, 1996 or

[   ]		Transition report pursuant to Section 13 or 15(d) of the
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

	Common Stock, $0.05 par value, 286,822,510 shares as of June 14, 1996

 PART 1                                    THE GAP, INC. AND SUBSIDIARIES
ITEM 1                                    CONSOLIDATED BALANCE SHEETS


($000)                                       May 4,       February 3,    April 29,
                                              1996           1996          1995
                                          (Unaudited)    (See Note 1)  (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                       $   552,729  $   579,566 $   298,218
Short-term investments                          79,819       89,506     157,498
Merchandise inventory                          489,719      482,575     408,952
Prepaid expenses and other                     146,791      128,398     113,894
  Total Current Assets                       1,269,058    1,280,045     978,562

Property and equipment (net) 			               981,011      957,752     852,824
Long-term investments                           41,573       30,370      16,949
Lease rights and other assets                   81,672       74,901      86,393
  Total Assets                             $ 2,373,314  $ 2,343,068 $ 1,934,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                   46,836       21,815         -
Accounts payable                               204,951      262,505     233,194
Accrued expenses                               214,131      194,426     153,142
Income taxes payable                            13,901       66,094      30,786
Deferred lease credits and other current 	      	7,034        6,904       5,707
  liabilities
  Total Current Liabilities                    486,853      551,744     422,829

Long-term Liabilities:
Deferred lease credits and other liabilities   156,864      150,851     127,753
                                               156,864      150,851     127,753
Stockholders' Equity:
Common stock $.05 par value
  Authorized 500,000,000 shares
  Issued 316,892,180, 315,971,306
  and 314,786,422 shares
  Outstanding 287,248,358, 287,747,984
  and 287,833,766 shares                        15,845       15,799      15,739
Additional paid-in capital                     399,619      335,193     312,788
Retained earnings                            1,629,666    1,569,347   1,315,707
Foreign currency translation adjustment         (9,830)      (9,071)     (6,612)
Restricted stock plan deferred compensation    (43,757)     (48,735)
(60,753)
Treasury stock, at cost                        (261,946)   (222,060)   (192,723)
                                              1,729,597   1,640,473   1,384,146
Total Liabilities and Stockholders' Equity  $ 2,373,314 $ 2,343,068 $ 1,934,728


See accompanying notes to consolidated financial statements.






THE GAP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF EARNINGS




Unaudited
($000 except per share amounts)          Thirteen Weeks Ended
                                    May 4, 1996       April 29, 1995


Net Sales                         $  1,113,154    $     848,688

Costs and expenses

  Cost of goods sold and
   occupancy expenses                  699,314          568,131

  Operating expenses                   282,627          202,575

  Net interest income                   (3,618)          (4,849)

Earnings before income taxes           134,831           82,831

Income taxes                            53,258           32,718

Net earnings                      $     81,573     $     50,113


Weighted average number
of shares                          288,010,684      287,744,200

Earnings per share                $        .28     $        .17

Cash dividends per share          $        .08     $        .06

See accompanying notes to consolidated financial statements.



					THE GAP, INC. AND SUBSIDIARIES

					CONSOLIDATED STATEMENTS OF CASH FLOWS


Unaudited ($000)					                                		Thirteen Weeks Ended
                                              						 May 4, 1996 April 29, 1995
Cash Flows from Operating Activities:
	Net earnings				                                  $     81,573 		$     50,113
	Adjustments to reconcile net earnings to net cash
	   provided by operating activities:
	   Depreciation and amortization (a)			                 52,616 	      	45,429
	   Tax benefit from exercise of stock options by
		    employees and from vesting of restricted stock	    41,276 	       	6,765
	   Change in operating assets and liabilities:
	     Merchandise inventory				                          (7,212)	     	(37,370)
	     Prepaid expenses and other		                     	(18,750)	     	(17,132)
	     Accounts payable				                              (57,289)	     	(31,204)
	     Accrued expenses		                               		19,787 	      (32,400)
	     Income taxes payable			                          	(52,201)	     	(10,606)
	     Deferred lease credits and other
	      long-term liabilities			                          	6,117 	      	(3,339)

Net cash provided by (used for) operating
  activities					 		                                     65,917 	     	(29,744)

Cash Flows from Investing Activities:
	Net maturity of short-term investments		                 9,687 	      	31,193
	Purchase of long-term investments			                   (11,203)		        -
	Purchase of property and equipment			                  (69,186)	     	(60,693)
	(Acquisition) Disposition of lease rights
	and other assets					                                   (7,799)	        1,012

Net cash used for investing activities		              		(78,501)	      (28,488)

Cash Flows from Financing Activities:
 Net increase (decrease) in notes payable	              	24,897 	      	(3,517)
	Issuance of common stock		                      	      	22,121 	       	3,452
	Purchase of treasury stock				                         (39,886)	     	(41,977)
	Cash dividends paid				                                (21,254)     		(16,707)

Net cash used for financing activities			               (14,122)	     	(58,749)

Effect of exchange rate changes on cash			                 (131)	         	712

Net increase (decrease) in cash and equivalents  	     	(26,837)	     (116,269)

Cash and equivalents at beginning of year			            579,566 	     	414,487
Cash and equivalents at end of quarter			          $    552,729 		$    298,218

See accompanying notes to consolidated financial statements.
(a) Includes amortization of restricted stock.



	THE GAP, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)


1.	BASIS OF PRESENTATION

	The consolidated balance sheets as of May 4, 1996 and April 29, 1995, and the interim consolidated statements of earnings and the interim consolidated statements of cash flows for the thirteen weeks ended May 4, 1996 and April 29, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at May 4, 1996 and April 29, 1995, and for all periods presented, have been made.

	Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 3, 1996.

	The results of operations for the thirteen weeks ended May 4, 1996 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 1997.


2.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year-to-date 1996 and 1995 gross interest payments were $0.8 million and $0.5 million respectively; income tax payments were $64.1 million and $36.4 million respectively.

3.	TWO-FOR-ONE STOCK SPLIT

	On February 27, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock effective April 10, 1996, in the form of a stock dividend for stockholders of record on March 18, 1996. Per share amounts in the accompanying consolidated financial statements give effect to the stock split.





Deloitte &	2101 Webster Street             		Telephone (510)287-2700
  Touche	Oakland, California 94612-3027     	Facsimile (510)835-4888


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of The Gap, Inc.:


We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 4, 1996 and April 29, 1995 and the related consolidated statements of earnings and cash flows for the thirteen week periods ended May 4, 1996 and April 29, 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 3, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996 (except for the effects of the stock split, as to which the date is April 10, 1996), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/S/ Deloitte & Touche LLP


May 16, 1996









THE GAP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Net Sales                                     Thirteen weeks ended
                                           May 4, 1996   April 29, 1995
Net sales ($000)                                $1,113,154    $848,688
Total net sales growth percentage                       31          13
Comparable store sales growth percentage
 (Based on a comparable 13 - week period)               9           <2>
Net sales per average square foot                       98          90
Average square footage of gross store space (000)   11,334       9,392

                        Fifty-three  Fifty-two
                        weeks ended  weeks ended
                        May 4, 1996  April 29, 1995
Number of
  New stores                   225      176
  Expanded stores               50       77
  Closed stores                 44       39

The increase in first quarter fiscal 1996 net sales over the same period last year was attributable to the opening of new stores (net of stores closed), an increase in comparable store sales, and the expansion of existing stores.

The increase in net sales per average square foot compared with the same period last year was primarily attributable to an increase in comparable stores sales partially offset by the growing impact of the Old Navy division where lower priced merchandise and significantly larger stores result in lower net sales per average square foot when compared to other divisions .

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 62.8 percent for the first quarter of fiscal 1996 from 66.9 percent for the same period in fiscal 1995. The resulting 4.1 percentage point increase in gross margin net of occupancy expenses was attributable to a 2.4 percentage point increase in merchandise margins as a percentage of net sales and a 1.7 percentage point decrease in occupancy expenses as a percentage of net sales.

The increase in merchandise margins as a percentage of net sales was primarily attributable to higher initial merchandise margins. The decrease in occupancy expense as a percentage of net sales was primarily attributable to sales leverage resulting from positive comparable store sales growth. The growth of the Old Navy division with lower occupancy expenses as a percentage of net sales per average square foot when compared to other divisions also contributed to the decrease when compared to the same period last year.


The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise.
Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.


Operating Expenses

Operating expenses as a percentage of net sales increased to 25.4 percent for first quarter of fiscal 1996 compared to 23.9 percent for the same period last year.

The 1.5 percentage point increase in operating expenses was primarily attributable to a 1.1 percentage point increase in incentive bonus expense as a percentage of net sales. No incentive bonus expense was recognized in the first quarter of fiscal 1995 . Insurance recoveries received in the first quarter last year for business interruption losses resulted in a .4 percentage point unfavorable comparison this year as a percentage of net sales.

Net Interest Income/Expense

Net interest income was approximately $3.6 million for the first quarter of fiscal 1996 compared to $4.8 million for the same period last year.

Income Taxes

The effective tax rate was 39.5 percent for the thirteen weeks ended May 4, 1996 and April 29, 1995 .



LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                                   Thirteen weeks ended
                                                May 4, 1996  April 29, 1995
Cash provided by (used for) operating activities
($000)                                             $  65,917    $(29,744)
Working capital ($000)                              $782,205    $555,733
Current ratio                                         2.61:1      2.31:1

For the thirteen weeks ended May 4, 1996, the increase in cash provided by operating activities was primarily attributable to an increase in net earnings exclusive of depreciation expense.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the late summer and holiday periods.

For the thirteen weeks ended May 4, 1996, capital expenditures, net of construction allowances and dispositions, totaled approximately $66 million. These expenditures included the addition of 40 new stores, the expansion of 9 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 336,000 square feet or 3 percent since February 3, 1996.

For fiscal 1996, the Company expects capital expenditures to total approximately $300 to $350 million, net of construction allowances, representing the addition of approximately 175 to 200 new stores, the expansion of approximately 40 to 50 stores, and the remodeling of certain stores. Planned expenditures also include amounts for administrative facilities, distribution centers, and equipment. The Company expects to fund such capital expenditures with cash flow from operations. Square footage growth is expected to be approximately 15 percent before store closings. New stores are generally expected to be leased.

During fiscal 1995, the Company commenced construction of a distribution center in Gallatin, Tennessee for an estimated cost at completion of $45 to $55 million. The facility is expected to be in operation in late fiscal 1996. Additionally in May 1996, the Company exercised an option to purchase land and a building in the Netherlands to relocate its European distribution center. The building was under construction at the time of purchase and is estimated to be operational by Summer 1996. Estimated cost at completion for the land and building is approximately $10 million. This move will result in a more centralized shipping location to the European continent and will support store growth in Europe.

In February 1996, the Company exercised an option to purchase land for $9 million in San Bruno, California to expand its headquarters facilities. Construction commenced in April 1996 for an estimated cost at completion of $55 to $60 million. The facility is expected to be in operation in late fiscal 1997.

On February 27, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock effective April 10, 1996, in the form of a stock dividend for stockholders of record at the close of business on March 18, 1996. Per share amounts in the accompanying consolidated financial statements give effect to the stock split.

The Company has a credit agreement which provides for a $250 million revolving credit facility through June 30, 1998. In addition, the credit agreement provides for the issuance of letters of credit up to $500 million at any one time. The Company had outstanding letters of credit of approximately $412 million at May 4, 1996.

Under a program announced in October 1994 to repurchase up to 18 million shares of the Company's outstanding common stock, the Company acquired 1,420,500 shares during the first quarter of 1996 for approximately $40 million. To date under this program, 8,560,300 shares have been repurchased for approximately $161 million.



	                            							PART II

		                       						OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

	a)   Exhibits

		(10.1)	Form of Non-Qualified Stock Option Agreement for
employees under Registrant's 1996 Stock Option and Award Plan

		(10.2)	Form of Non-Qualified Stock Option Agreement for non-employee directors under Registrant's 1996 Stock Option and Award Plan

		(10.3)	Form of Restricted Stock Agreement under
Registrant's 1996 Stock Option and Award Plan

		(11)	Computation of Earnings per Share

		(15)	Letter re: Unaudited Interim Financial Information

		(27)	Financial Data Schedule

	b) The Company did not file any reports on Form 8-K during the three months ended May 4, 1996.


							SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							    	THE GAP, INC.



Date:  June 14, 1996					     By /s/ Warren R. Hashagen
                        								Warren R. Hashagen
                        								Chief Financial Officer
                        								(Principal financial
                                 officer of the registrant)




Date:  June 14, 1996					     By /s/ Millard S. Drexler
                        								Millard S. Drexler
                        								President and Chief
                                 Executive Officer



                       							EXHIBIT INDEX


(10.1)	Form of Non-Qualified Stock Option Agreement for employees
under Registrant's 1996 Stock Option and Award Plan

(10.2)	Form of Non-Qualified Stock Option Agreement for non-employee directors under Registrant's 1996 Stock Option and Award Plan

(10.3)	Form of Restricted Stock Agreement under Registrant's 1996
Stock Option and Award Plan

(11)	Computation of Earnings per Share

(15)	Letter re: Unaudited Interim Financial Information

(27)	Financial Data Schedule