Form 10-Q
period 1996-08-03
GAP INC
filed 1996-09-17
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                      	Washington, D.C. 20549

	FORM 10-Q

(Mark One)
[ X ]		Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 3, 1996 or

[   ]		Transition report pursuant to Section 13 or 15(d) of the Securities
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

	Common Stock, $0.05 par value, 283,511,071 shares as of September 13, 1996

PART 1                                 THE GAP, INC. AND SUBSIDIARIES
ITEM 1                                 CONSOLIDATED BALANCE SHEETS

($000)                                          August 3,    February 3,  July 29,
                                                   1996         1996        1995
                                                (Unaudited)  (See Note 1)(Unaudited)
ASSETS
Current Assets:
Cash and equivalents                              514,213      579,566     249,217
Short-term investments                             74,061       89,506     143,416
Merchandise inventory                             573,080      482,575     508,641
Prepaid expenses and other                        142,549      128,398     111,748
 Total Current Assets                           1,303,903    1,280,045   1,013,022

Property and equipment (net)                    1,018,729      957,752     882,949
Long-term investments                              53,963       30,370       7,059
Lease rights and other assets                      82,705       74,901      97,436
 Total Assets                                   2,459,300    2,343,068   2,000,466

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                      67,196       21,815        -
Accounts payable                                  313,866      262,505     293,396
Accrued expenses                                  218,655      194,426     145,227
Income taxes payable                               32,877       66,094       9,325
Deferred lease credits and other                    8,902        6,904       6,173
 current liabilities
 Total Current Liabilities                        641,496      551,744     454,121

Long-term Liabilities:
Deferred lease credits and other liabilities      166,395      150,851     135,985
                                                  166,395      150,851     135,985
Stockholders' Equity:
Common stock $.05 par value (a)
 Authorized 500,000,000 shares
 Issued 317,312,752, 315,971,306
 and 315,433,286 shares
 Outstanding 283,396,874, 287,747,984
 and 288,480,630 shares                            15,866       15,799      15,772
Additional paid-in capital (a)                    415,135      335,193     322,840
Retained earnings                               1,674,266    1,569,347   1,331,348
Foreign currency translation adjustment            (7,468)      (9,071)     (6,491)
Restricted stock plan deferred compensation       (46,903)     (48,735)    (60,386)
Treasury stock, at cost                          (399,487)    (222,060)   (192,723)
                                                1,651,409    1,640,473   1,410,360
Total Liabilities and Stockholders' Equity      2,459,300    2,343,068   2,000,466


See accompanying notes to consolidated financial statements.
(a) Reflects the two-for-one split of common stock in the form of a stock dividend to stockholders of record on March 18, 1996.


THE GAP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF EARNINGS

                                Thirteen Weeks Ended       Twenty-six Weeks Ended
Unaudited                         August 3,     July 29,     August 3,     July 29,
($000 except per share amounts)     1996          1995         1996          1995
Net sales                     $  1,120,335  $   868,514   $ 2,233,489  $ 1,717,202

Costs and expenses

  Cost of goods sold and            720,165     609,321     1,419,479    1,177,452
    occupancy expenses

  Operating expenses                295,381     210,043       578,008      412,618

  Net interest income                (3,956)     (4,430)       (7,574)      (9,279)

Earnings before income taxes        108,745      53,580       243,576      136,411

Income taxes                         42,955      21,166        96,213       53,884

Net earnings                   $     65,790   $  32,414   $   147,363  $    82,527


Weighted average number
  of shares (a)                 286,179,138  288,233,222  287,092,901  287,988,160

Earnings per share (a)         $       0.23  $      0.11  $      0.51  $      0.28

Cash dividends per share (a)   $      0.075  $      0.06  $      0.15  $      0.12

See accompanying notes to consolidated financial statements.
(a) Reflects the two-for-one split of common stock in the form of a stock dividend to stockholders of record on March 18, 1996.





                             THE GAP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited ($000)                                       Twenty-six Weeks Ended
                                                       August 3, 1996      July
29, 1995
 Cash Flows from Operating Activities:
  Net earnings                                            $147,363    $ 82,527
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization (a)                      105,986      95,514
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock         43,526       8,710
    Change in operating assets and liabilities:
     Merchandise inventory                                 (90,068)   (137,186)
     Prepaid expenses and other                            (14,973)    (16,090)
     Accounts payable                                       50,131      29,890
     Accrued expenses                                       24,035     (40,281)
     Income taxes payable                                  (33,385)    (32,006)
     Deferred lease credits and other
       long-term liabilities                                17,392       5,518

 Net cash provided by (used for) operating activities      250,007      (3,404)

 Cash Flows from Investing Activities:
  Net maturity of short-term investments                    23,463      55,165
  Purchase of long-term investments                        (31,611)       -
  Purchases of property and equipment                     (151,033)   (134,662)
  Acquisition of lease rights and other assets              (8,428)    (10,183)

 Net cash used for investing activities                   (167,609)    (89,680)

 Cash Flows from Financing Activities:
  Net increase (decrease) in notes payable                  44,639      (3,590)
  Issuance of common stock                                  26,565       6,127
  Purchase of treasury stock                              (177,427)    (41,977)
  Cash dividends paid                                      (42,444)    (33,481)

 Net cash used for financing activities                   (148,667)    (72,921)

 Effect of exchange rate changes on cash                       916         735

 Net decrease in cash and equivalents                      (65,353)   (165,270)

 Cash and equivalents at beginning of year                 579,566     414,487
 Cash and equivalents at end of quarter                   $514,213    $249,217

See accompanying notes to consolidated financial statements.
(a) Includes amortization of restricted stock.



	THE GAP, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)


1.	BASIS OF PRESENTATION

	The consolidated balance sheets as of August 3, 1996 and July 29,1995, and the interim consolidated statements of earnings and the interim consolidated statements of cash flows for the thirteen and twenty-six weeks ended August
3, 1996 and July 29, 1995 have been prepared by the Company, without audit.
In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at August 3, 1996 and July 29, 1995, and for all periods presented, have been made.

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

	The results of operations for the twenty-six weeks ended August 3, 1996 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 1997.


2.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year-to-date 1996 and 1995 gross interest payments were $1.9 million and $1.0 million respectively; income tax payments were $85.7 million and $76.3 million respectively.

3.	TWO-FOR-ONE STOCK SPLIT

	On February 27, 1996, the Company's Board of Directors authorized a two-for-
one split of its common stock effective April 10, 1996, in the form of a stock dividend for stockholders of record on March 18, 1996.  Per share amounts in the accompanying consolidated financial statements give effect to the stock split.





Deloitte &
 Touche LLP
             		2101 Webster Street			             Telephone: (510)287-2700
              	Oakland, California 94612-3027    	Facsimile: (510)835-4888



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of August 3, 1996 and July 29, 1995 and the related consolidated statements of earnings for the thirteen week and twenty-six week periods ended August 3, 1996 and July 29, 1995 and consolidated statements of cash flows for the twenty-six week periods ended August 3, 1996 and July 29, 1995. These financial statements are the responsibility of the Company's management.

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

August 14, 1996

Deloitte Touche
Tohmatsu
International






THE GAP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales
                                       Thirteen Weeks Ended              Twenty-six Weeks Ended
                                  August 3, 1996   July 29, 1995   August 3, 1996   July 29, 1995
Net sales ($000)                    1,120,335        868,514         2,233,489        1,717,202

Total net sales growth percentage          29             12                30               13

Comparable store sales growth
percentage (Based on comparable 13
and 26 week periods respectively)           9             <4>                9               <3>

Net sales dollars per average
square foot                                96             88               194              178

Average square footage of gross
store space (000)                      11,707          9,903            11,520            9,647

                                                                       Fifty-three       Fifty-two
                                                                       weeks ended       weeks ended
                                                                      August 3, 1996    July 29, 1995

Number of
  New stores                                                               219              195
  Expanded stores                                                           47               62
  Closed stores                                                             47               39



The increases in second quarter and year-to-date 1996 net sales over the same periods last year were attributable to the opening of new stores (net of stores closed), an increase in comparable stores sales, and the expansion of existing stores.

The increases in second quarter and year-to-date net sales per average square foot from the same periods last year were primarily attributable to increases in comparable store sales partially offset by the growing impact of the Old Navy division where lower priced merchandise and significantly larger stores resulted in lower net sales per average square foot when compared to other divisions.

Since the end of the second quarter, the rate of growth of total net sales has decelerated. For the four week period ended August 31, 1996, net sales increased 19 percent over the same period last year. Comparable store sales for August 1996 were flat.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 64.3 percent for the second quarter of 1996 from 70.1 percent for the same period in 1995. The resulting 5.8 percentage point increase in gross margin net of occupancy expenses was attributable to a 3.8 percentage point increase in merchandise margins as a percentage of net sales and a 2.0 percentage point decrease in occupancy expenses as a percentage of net sales.

For the first half of 1996, cost of goods sold and occupancy expenses as a percentage of net sales decreased to 63.5 percent from 68.6 percent for the same period in 1995. The resulting 5.1 percentage point increase in gross margin net of occupancy expenses was attributable to a 3.1 percentage point increase in merchandise margins as a percentage of net sales and a 2.0 percentage point decrease in occupancy expenses as a percentage of net sales.

For the second quarter and first half of fiscal 1996, increases in merchandise margins as a percentage of net sales resulted from higher initial merchandise margins and a larger percentage of merchandise sold at regular prices when compared to the same periods last year. Margins achieved on marked down goods were also higher than last year.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.

For the second quarter and first half of fiscal 1996, occupancy expenses decreased as a percentage of net sales when compared to the same periods last year. The decreases in occupancy expenses as a percentage of net sales were primarily attributable to leverage achieved through increases in comparable store sales. The growth of the Old Navy division with lower occupancy expenses as a percentage of net sales when compared to other divisions also contributed to the decrease.


Operating Expenses

Operating expenses as a percentage of net sales increased to 26.4 percent for the second quarter of 1996 from 24.2 percent for the same period in 1995.
The 2.2 percentage point increase was primarily attributable to a 1.1 percentage point increase in incentive bonus expense, a .7 percentage point increase in advertising costs to support the Company's brands, and a .4 percentage point increase in charitable contributions expense.

For the first half of 1996, operating expenses as a percentage of net sales increased to 25.9 percent from 24.0 percent for the same period in 1995. The
1.9 percentage point increase was primarily attributable to a 1.1 percentage point increase in incentive bonus expense, a .3 percentage point increase in advertising costs and a .2 percentage point increase in charitable contributions expense.

Incentive bonus expense is accrued quarterly based on year-to-date performance measured against established targets. No incentive bonus was recognized in the first half of 1995.

Net Interest Income/Expense

Net interest income was approximately $4.0 million for the second quarter and $7.6 million for the first half of 1996 compared to net interest income of $4.4 million and $9.3 million for the same periods in 1995.

Income Taxes

The Company does not anticipate any change in the effective tax rate of 39.5 percent for the remainder of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

	The following sets forth certain measures of the Company's liquidity:

                                            Twenty-six weeks ended
                                      August 3, 1996       July 29, 1995
Cash provided by (used for)
 operating activities ($000)               $250,007           $(3,404)

Working capital ($000)                     $662,407          $558,901

Current ratio                                 2.0:1             2.2:1


For the twenty-six weeks ended August 3, 1996, the increase in cash flows provided by operating activities was primarily attributable to an increase in net earnings exclusive of depreciation expense, an increase in accrued bonus expense, and improved inventory management.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the late summer and holiday periods.

For the twenty-six weeks ended August 3, 1996, capital expenditures totaled approximately $145 million, net of disposals. These expenditures included the addition of 88 new stores, the expansion of 21 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 705,000 square feet or 6 percent since February 3, 1996.

For fiscal 1996, the Company expects capital expenditures to total approximately $300 to $350 million before dispositions, representing the addition of approximately 175 to 200 new stores, the expansion of approximately 40 to 50 stores, and the remodeling of certain stores.
Planned expenditures also include amounts for administrative facilities, distribution centers, and equipment. The Company expects to fund such capital expenditures with cash flow from operations. Square footage growth is expected to be approximately 15 percent before store closings. New stores are generally expected to be leased.

During fiscal 1995, the Company commenced construction of a distribution center in Gallatin, Tennessee for an estimated cost at completion of $45 to $55 million. The facility became fully operational in September 1996. Additionally in May 1996, the Company purchased land and a building in the Netherlands for approximately $10 million to relocate its European distribution center. The distribution center which began operating in June 1996 provides a central shipping location to the European continent.

In February 1996, the Company exercised an option to purchase land for $9 million in San Bruno, California to expand its headquarters facilities. Construction commenced in April 1996 for an estimated cost at completion of $55 to $60 million. The facility is expected to be in operation in late fiscal 1997.

On February 27, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock effective April 10, 1996, in the form of a 100 percent stock dividend to stockholders of record at the close of business on March 18, 1996. Per share amounts in the accompanying consolidated financial statements give effect to the stock split.

The Company has a credit agreement which provides for a $250 million revolving credit facility through June 30, 1998. In addition, the credit agreement provides, on a committed basis, for the issuance of letters of credit up to $450 million at any one time. Outstanding letters of credit, including committed and uncommitted lines of credit, totaled approximately $517 million at August 3, 1996.

Under a program announced in October 1994 to repurchase up to 18 million shares of the Company's outstanding common stock, the Company acquired 5,879,600 shares during the first half of 1996 for approximately $178 million. To date under this program, 13,019,400 shares have been repurchased for approximately $299 million.


								PART II

								OTHER INFORMATION


Item 4.  Submissions of Matters to a Vote of Security Holders

	a)	On May 21, 1996, the Annual Meeting of Stockholders of the Company was
held in San Francisco, California.  There were 288,377,346 shares of common stock outstanding on the record date and entitled to vote at the Annual
Meeting.


	b)	The following directors were elected:

                               Votes in favor   Against
           Adrian D.P. Bellamy  	256,065,121		 1,338,431
           John G. Bowes      			256,055,453 		1,348,099
           Millard S. Drexler	 		256,001,073	 	1,402,479
           Donald G. Fisher  			 256,994,083		 1,409,469
           Doris F. Fisher	 		   256,999,857 		1,403,695
           Robert J. Fisher	   		256,001,021	 	1,402,531
           Lucie J. Fjeldstad		 	256,061,069		 1,342,483
           William A. Hasler  			253,808,457 		3,595,095
           John M. Lillie     			256,000,215	 	1,403,337
           Charles R. Schwab		  	256,002,073		 1,401,479
           Brooks Walker, Jr.			 256,059,251		 1,344,301

	There were no abstentions and no broker non-votes.


	c)	The adoption of the 1996 Stock Option and Award Plan was ratified with
156,655,514 votes in favor and 85,552,653 against.

	There were 15,195,385 abstentions.


	d)	The adoption of the Executive Long-Term Cash Award Performance Plan was
ratified with 252,004,591 votes in favor and 3,392,617 against.

	There were 2,006,344 abstentions.


	e)	the selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending February 1, 1997 was ratified with 256,992,328 votes in favor and 207,548 against.

	There were 203,676 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

	a)   Exhibits

		(10)	Amendment to the Credit Agreement, dated as of June 3, 1996, among
       Registrant and Citicorp USA Inc.; Bank of America National Trust &
       Savings Association; National Westminster Bank PLC; Nationsbank of
       Texas,  N.A.; The Royal Bank of Canada; Bank of Montreal; Societe
       Generale; The Fuji Bank, Limited; U.S. National Bank of Oregon;
       Morgan Guaranty Trust Company of New York; The Sumitomo Bank Limited;
       and Citibank, N.A.

		(11)	Computation of Earnings per Share

		(15)	Letter re: Unaudited Interim Financial Information

		(27)	Financial Data Schedule

	b) The Company did not file any reports on Form 8-K during the three months ended August 3, 1996.



							SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							    	THE GAP, INC.



Date:  September 13, 1996	           By /s/ Warren R. Hashagen
                                								Warren R. Hashagen
                                								Chief Financial Officer
                       								(Principal financial officer of the registrant)




Date:  September 13, 1996				        By /s/ Millard S. Drexler
                              			       Millard S. Drexler
                                								President and Chief Executive Officer




								EXHIBIT INDEX




(10)	   Amendment to the Credit Agreement, dated as of June 3, 1996, among
        Registrant and Citicorp USA Inc.; Bank of America National Trust & Savings Association; National Westminster Bank PLC; Nationsbank of Texas, N.A.; The Royal Bank of Canada; Bank of Montreal; Societe Generale; The Fuji Bank, Limited; U.S. National Bank of Oregon; Morgan Guaranty Trust Company of New York; The Sumitomo Bank Limited; and Citibank, N.A.

(11)	   Computation of Earnings per Share

(15)	   Letter re: Unaudited Interim Financial Information

(27)	   Financial Data Schedule