Form 10-Q
period 1996-11-02
GAP INC
filed 1996-12-17
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[ X ]          Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended November
2, 1996 or

[   ]          Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 1-7562

                         THE GAP, INC.
     (Exact name of registrant as specified in its charter)

             Delaware                           94-1697231
       (State ofIncorporation)            (I.R.S. Employer
                                          Identification No.)

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

Common Stock, $0.05 par value, 279,247,842 shares as of December 13, 1996



PART 1                                    THE GAP, INC. AND SUBSIDIARIES
ITEM 1                                    CONSOLIDATED BALANCE SHEETS

($000)                                               November 2,    February 3,   October 28,
                                                        1996           1996          1995
                                                     (Unaudited)    (See Note 1)  (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                                $   477,272    $   579,566   $   324,182
Short-term investments                                  109,340         89,506       116,357
Merchandise inventory                                   711,934        482,575       704,847
Prepaid expenses and other                              140,033        128,398       106,724
  Total Current Assets                                1,438,579      1,280,045     1,252,110

Property and equipment (net)                          1,067,607        957,752       926,165
Long-term investments                                    37,966         30,370         7,059
Lease rights and other assets                            84,004         74,901       101,436
  Total Assets                                      $ 2,628,156    $ 2,343,068   $ 2,286,770

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                            86,333         21,815        17,781
Accounts payable                                        390,206        262,505       358,394
Accrued expenses                                        271,418        194,426       213,942
Income taxes payable                                     61,432         66,094        55,934
Deferred lease credits and other current liabilities      9,829          6,904         6,784
  Total Current Liabilities                             819,218        551,744       652,835

Long-term Liabilities:
Deferred lease credits and other liabilities            176,712        150,851       146,260
                                                        176,712        150,851       146,260
Stockholders' Equity:
Common stock $.05 par value (a)
  Authorized 500,000,000 shares
  Issued 317,515,944, 315,971,306
  and 315,581,574 shares
  Outstanding 278,743,066, 287,747,984
  and 286,972,718 shares                                 15,877         15,799        15,779
Additional paid-in capital (a)                          420,271        335,193       324,665
Retained earnings                                     1,787,708      1,569,347     1,431,433
Foreign currency translation adjustment                  (3,036)        (9,071)       (6,347)
Restricted stock plan deferred compensation             (42,132)       (48,735)      (54,392)
Treasury stock, at cost                                (546,462)      (222,060)     (223,463)
                                                      1,632,226      1,640,473     1,487,675
Total Liabilities and Stockholders' Equity          $ 2,628,156    $ 2,343,068   $ 2,286,770


See accompanying notes to consolidated financial statements.
(a) Reflects the two-for-one split of common stock in the form of a stock dividend to stockholders of record on March 18, 1996.


  THE GAP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF EARNINGS


                              Thirteen Weeks Ended        Thirty-nine Weeks Ended
Unaudited                      November 2,   October 28,   November 2,   October 28,
($000 except per share amounts    1996          1995          1996          1995

Net sales                     $  1,382,996  $  1,155,929   $ 3,616,485   $ 2,873,131

Costs and expenses

  Cost of goods sold and           837,775       697,879     2,257,254     1,875,331
    occupancy expenses

  Operating expenses               328,434       266,939       906,442       679,557

  Net interest income               (5,213)       (2,066)      (12,787)      (11,345)

Earnings before income taxes       222,000       193,177       465,576       329,588

Income taxes                        87,690        76,302       183,903       130,186

Net earnings                  $    134,310  $    116,875   $   281,673  $    199,402


Weighted average number
  of shares (a)                281,746,335   288,421,718   285,302,456   288,132,568

Earnings per share (a)        $       0.48   $      0.41   $      0.99   $      0.69

Cash dividends per share (a)  $      0.075   $      0.06   $     0.225   $      0.18

See accompanying notes to consolidated financial statements.
(a) Reflects the two-for-one split of common stock in the form of a stock dividend to stockholders of record on March 18, 1996.


                                       THE GAP, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited ($000)                                       Thirty-nine Weeks Ended

                                                       November 2, 1996    October 28, 1995
 Cash Flows from Operating Activities:
  Net earnings                                               $281,673               $199,402
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization (a)                         156,699                147,114
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock            45,559                  9,325
    Change in operating assets and liabilities:
     Merchandise inventory                                   (226,535)              (334,197)
     Prepaid expenses and other                               (13,274)               (19,567)
     Accounts payable                                         124,472                 95,925
     Accrued expenses                                          76,493                 28,526
     Income taxes payable                                      (4,893)                14,647
     Deferred lease credits and other
       long-term liabilities                                   33,973                 16,541

 Net cash provided by operating activities                    474,167                157,716

 Cash Flows from Investing Activities:
  Net maturity of short-term investments                        4,181                 82,224
  Purchase of long-term investments                           (31,611)                -
  Purchases of property and equipment                        (246,831)              (223,024)
  Acquisition of lease rights and other assets                 (9,880)                (7,378)

 Net cash used for investing activities                      (284,141)              (148,178)

 Cash Flows from Financing Activities:
  Net increase (decrease) in notes payable                     63,291                 15,303
  Issuance of common stock                                     28,853                  7,297
  Purchase of treasury stock                                 (324,402)               (72,717)
  Cash dividends paid                                         (63,312)               (50,270)

 Net cash used for financing activities                      (295,570)              (100,387)

 Effect of exchange rate changes on cash                        3,250                    544

 Net decrease in cash and equivalents                        (102,294)               (90,305)

 Cash and equivalents at beginning of year                    579,566                414,487
 Cash and equivalents at end of quarter                      $477,272               $324,182

See accompanying notes to consolidated financial statements.
(a) Includes amortization of restricted stock.



                 THE GAP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated balance sheets as of November 2, 1996 and October 28, 1995, and the interim consolidated statements of earnings and the interim consolidated statements of cash flows for the thirteen and thirty-nine weeks ended November 2, 1996 and October 28, 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at November 2, 1996 and October 28, 1995, and for all periods presented, have been made.

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

     The results of operations for the thirty-nine weeks ended
     November 2, 1996 are not necessarily indicative of the operating results that may be expected for the year ending
     February 1, 1997.


2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Year-to-date 1996 and 1995 gross interest payments were $4.0 million and $3.4 million respectively; income tax payments were $142.7 million and $105.5 million respectively.

3.   TWO-FOR-ONE STOCK SPLIT

     On February 27, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock effective April 10, 1996, in the form of a stock dividend for stockholders of record on March 18, 1996. Per share amounts in the accompanying consolidated financial statements give effect to the stock split.

Deloitte &
  Touche LLP
             1111 Broadway  #2100              Telephone:(510) 287-2700
             Oakland, California 94607-4036    Facsimile:(510) 835-4888


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of November 2, 1996 and October 28, 1995 and the related consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 and consolidated statements of cash flows for the thirty-nine week periods ending November 2, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management.

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

We have previous audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 3, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 29, 1996 (except for the effects of the stock split and the 1996 stock option and award plan, as to which the date is April 10,
1996), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Deloitte & Touche LLP

November 13, 1996


Deloitte Touche
Tohmatsu
International


                       THE GAP, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales
                             Thirteen Weeks Ended  Thirty-nine Weeks Ended
                              November     October     November     October
                               2, 1996    28, 1995      2, 1996    28, 1995

Net sales ($000)             1,382,996   1,155,929    3,616,485   2,873,131

Total net sales growth              20          17           26          14
percentage
Comparable store sales               1           0            6         <2>
growth percentage

Net sales dollars per              114         111          308         290
average square foot
Average square footage of       12,166      10,430       11,736       9,908
gross store space (000)

                                                         Fifty-   Fifty-two
                                                          three       weeks
                                                          weeks       ended
                                                          ended     October
                                                       November    28, 1995
                                                        2, 1996
Number of
  New stores                                                220         209
  Expanded stores                                            43          61
  Closed stores                                              43          43

The increases in third quarter and year-to-date 1996 net sales over the same periods last year were primarily attributable to the opening of new stores (net of stores closed) and an increase in comparable stores sales.

The increases in third quarter and year-to-date net sales per average square foot from the same periods last year were primarily attributable to increases in comparable stores sales aided by the smaller size of new stores.

Cost of Goods Sold and Occupancy Expenses

For the third quarter of 1996, cost of goods sold and occupancy expenses as a percentage of net sales increased to 60.6 from 60.4 percent for the same period in 1995. The .2 percentage point decrease in gross margin net of occupancy expense was attributable to a 1.0 percentage point decrease in merchandise margins offset by a .8 percentage point decrease in occupancy expenses as a percentage of net sales. The increases in initial merchandise margins were more than offset by declines in the percentage of merchandise sold at regular price and in the margins achieved on marked down goods when compared to the same period last year. The decrease in occupancy expenses as a percentage of net sales resulted from the growth of the Old Navy division which carries lower occupancy expenses as a percentage of net sales when compared to other divisions.

For the year-to-date period of 1996, cost of goods sold and occupancy expenses as a percentage of net sales decreased to 62.4 from 65.3 for the same period in 1995. The 2.9 percentage point increase in gross margin net of occupancy expense was attributable to a 1.5 percentage point increase in merchandise margins and a 1.4 percentage point decrease in occupancy expenses as a percentage of net sales. The increases in merchandise margins as a percentage of net sales was driven by higher initial merchandise margins and a larger percentage of merchandise sold at regular prices when compared to the same period last year. Margins achieved on marked down goods were also higher than last year. The decrease in occupancy expenses as a percentage of net sales was primarily attributable to the effect of the growth of the Old Navy division and leverage achieved through comparable store sales growth.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.


Operating Expenses

Operating expenses as a percentage of net sales increased to 23.7 percent for the third quarter of 1996 from 23.1 percent for the same period in 1995. The
 .6 percentage point increase was primarily due to a .4 percentage point increase in advertising/marketing costs to support the Company's brands and a
 .2 percentage point increase in incentive bonus expense.

For the year-to-date period, operating expenses as a percentage of net sales increased to 25.1 percent from 23.6 percent for the same period in 1995. The
1.5 percentage point increase was primarily attributable to a .7 percentage point increase in incentive bonus expense and a .3 percentage point increase in advertising to support the Company's brands.

Net Interest Income

Net interest income was $5.2 million and $12.8 million for the third quarter and year-to-date periods respectively compared to net interest income of $2.1 million and $11.3 million for the same periods in 1995. The change in 1996 from 1995 was primarily attributable to an increase in average investments for the quarter and year-to-date periods.

Income Taxes

The Company's effective tax rate was 39.5 percent for the first nine months of both 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                            Thirty-nine weeks ended
                                            November 2,     October 28,
                                                 1996          1995

Cash provided by operating                     $474,167     $157,716
activities ($000)
Working capital ($000)                         $619,361     $599,275
Current ratio                                    1.76:1       1.92:1

For the thirty-nine weeks ended November 2, 1996, the increase in cash flows provided by operating activities was primarily attributable to an increase in net earnings exclusive of depreciation expense and a decreased investment in inventory resulting from improved inventory management and a planned shift in the receipt of holiday merchandise.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the late summer and holiday periods.

The company has a credit agreement which provides for $250 million revolving credit facility through June 30, 1998. In addition, the credit agreement provides, on a committed basis, for the issuance of letters of credit up to $450 million at any one time. Outstanding letters of credit, including committed and uncommitted lines of credit, totaled approximately $516 million at November 2, 1996.

For the thirty-nine weeks ended November 2, 1996, capital expenditures totaled approximately $237 million, net of disposals. These expenditures included the addition of 157 new stores, the expansion of 32 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 1.2 million square feet or 11% since February 3, 1996.

For 1996, the Company expects capital expenditures to total approximately $350 million before dispositions, representing the addition of approximately 200 new stores, the expansion of approximately 40 to 50 stores, and the remodeling of certain stores. Planned expenditures also include amounts for administrative facilities, distribution centers, and equipment. The Company expects to fund such capital expenditures with cash flow from operations. Square footage growth is expected to be approximately 15 percent before store closings. New stores are generally expected to be leased.

During 1996, the Company completed construction of a distribution center in Gallatin, Tennessee for approximately $55 million. The facility became fully operational in September 1996. Additionally in May 1996, the Company purchased land and a building in the Netherlands for approximately $10 million to relocate its European distribution center. The distribution center, which began operating in June 1996, provides a central shipping location to the European continent.

In February 1996, the Company exercised an option to purchase land for $9 million in San Bruno, California to expand its headquarters facilities. Construction commenced in April 1996 for an estimated cost at completion of $55 to $60 million. The facility is expected to be in operation in late 1997.

On February 27, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock effective April 10, 1996, in the form of a stock dividend to stockholders of record at the close of business on March 18, 1996. Per share amounts in the accompanying consolidated financial statements give effect to the stock split.

In October 1996, The Board of Directors approved a program under which the Company may repurchase up to 30 million shares of its outstanding common stock in the open market over a three-year period. No shares were purchased under this program during the third quarter of 1996. The program announced in October of 1996 follows an 18 million share repurchase program which was approved in October 1994 and completed in November 1996. Under this program,
10.8 million shares were acquired in 1996 for approximately $325 million.
The cost for the entire 18 million shares program was approximately $450 million.


                             PART II

                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

              (11) Computation of Earnings per Share

              (15)  Letter re: Unaudited Interim Financial Information

              (27) Financial Data Schedule

     b) The Company did not file any reports on Form 8-K during the three months ended November 2, 1996.




                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             THE GAP, INC.



Date:  December 13, 1996         By   /s/Warren R. Hashagen
                                      Warren R. Hashagen
                                      Chief Financial Officer
                                      (Principal financial officer of
                                        the registrant)




Date:  December 13, 1996         By   /s/Millard S. Drexler
                                      Millard S. Drexler
                                      President and Chief Executive Officer





                             EXHIBIT INDEX




        (11) Computation of Earnings per Share

        (15) Letter re: Unaudited Interim Financial Information

        (27) Financial Data Schedule