Form 10-K
period 1997-02-01
GAP INC
filed 1997-04-21
CIK 39911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 1997 or

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ______________ to ______________

Commission File Number 1-7562

                                 THE GAP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                            94-1697231
     ------------------------                 -------------------
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

                             Yes   X      No ______
                                 -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 1997 was approximately $5,890,706,222, based upon the last price reported for such date in the NYSE-Composite transactions.

  The number of shares of the Registrant's Common Stock outstanding as of March 24, 1997 was 273,698,780.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997 (hereinafter referred to as the "1997 Proxy Statement") are incorporated into Parts I and III.

  Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 1, 1997 (hereinafter referred to as the "1996 Annual Report to Stockholders") are incorporated into Parts II and IV.

                The Exhibit Index is located on Page 11 hereof.

                                     PART I
                                     ------

ITEM 1 - BUSINESS

GENERAL
-------

     The Gap, Inc. (hereinafter referred to as the "Company") is an international specialty retailer which operates stores selling casual apparel, shoes and other accessories for men, women and children under a number of brand names, including: Gap, GapKids, babyGap, Banana Republic, and Old Navy Clothing Co. The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988. On March 24, 1997, the Company operated 1,883 stores, including 947 Gap, 491 GapKids, 17 baby Gap, 229 Banana Republic, and 199 Old Navy Clothing Co. stores (71 of the Gap and GapKids stores are located in the United Kingdom, 101 in Canada, 18 in France, 11 in Japan and 8 in Germany; 8 of the Banana Republic stores are located in Canada).

     Virtually all of the Company's merchandise is private label. The Gap stores offer casual clothing for men and women. GapKids was introduced in 1986 to provide well-designed, comfortable clothing for boys and girls ages 2-12.
The babyGap line, offering mostly natural fiber clothing for infants and toddlers, was added in 1990 and is sold in all GapKids stores as well as in its own freestanding stores. Banana Republic offers classic, casual fashions for men and women and a home accessories line in selected stores. Old Navy Clothing Co. was introduced in 1993 and offers casual basic and fashion clothing and various accessories and gift items at lower price points for men, women and children.

RECENT DEVELOPMENTS
-------------------

     During fiscal 1996, the Company focused on developing and growing its brands, especially in its two newer divisions: Old Navy Clothing Co. and International. The Company also invested in the development of brand extensions: new product categories (such as personal care in all its divisions, bedding and layette for babyGap, a home accessories line for Banana Republic, jewelry and underwear for Gap and Banana Republic) and new formats (testing separate men's and women's stores for Gap and Banana Republic, separate babyGap stores, airport store locations, and an alliance with Duty Free Stores in Hong Kong and Guam). The Company has limited operating history in some of these concepts and is faced with competition from established retailers in these new lines. There is no guarantee that these investments will result in increased profitability.

     The Company continued to expand internationally in 1996. The International division is faced with competition in its European and Japanese markets from established regional and national chains. Operations in these markets involve special risks and complexities. If such expansion is not successful, the Company's results of operations could be adversely affected. Specifically, the division's operations in Germany and France are not profitable at the present early stage of expansion, due in part to investments in infrastructure (a new distribution center located in Holland) and personnel growth (expanding the European Support Office to support the anticipated European expansion). The Company's ability to grow successfully in the continental European markets will depend in part on determining the best way to compete in the especially challenging retail environment of Germany and France.

     Even though in fiscal 1996 the Gap division had its best comparable store performance in five years, its comparable store performance in the first two months of fiscal 1997 was negative, driven primarily by weakness in the men's apparel business. This business had experienced difficulties in fiscal 1996, and this trend is expected to continue, especially in the first half of 1997, when prior-year comparisons are the most difficult. Given its large store base and modest growth in new stores, the most critical factor in profit growth for the Gap division is growth in the number of stores. Improvement in the men's apparel business is especially important in growing comparable store sales. If the Gap division is unable to improve its comparable store growth, the Company's results of operations could be adversely affected.

MERCHANDISE INVENTORY, REPLENISHMENT AND DISTRIBUTION
-----------------------------------------------------

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

     Because the Company does not carry much replenishment inventory in its stores, such inventory is maintained in the Company's distribution centers in California, Kentucky, Maryland, Tennessee and Canada and in distribution centers operated by third parties in the Netherlands and Japan, and then shipped to the stores.

STORE OPERATIONS AND EXPANSION
------------------------------

     The Company's stores offer a shopper-friendly environment with an assortment of casual clothing and accessories which emphasizes style, quality and good value. The range of apparel displayed in each store varies significantly depending on the selling season and the size and location of the store.

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

SUPPLIERS
---------

     The Company purchases merchandise from over 1,200 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 1996 purchases. Of the Company's merchandise sold worldwide during fiscal 1996, approximately 30% was produced domestically while the remaining 70% was made outside the United States. Approximately 10% of the Company's total merchandise was from Hong Kong, with the remainder coming from 47 other countries. Any event causing a sudden disruption of imports from Hong Kong, including the imposition of additional import restrictions, could have a materially adverse effect on the Company's operations. Substantially all of the Company's foreign purchases are negotiated and paid for in U.S. dollars.

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

SEASONAL BUSINESS
-----------------

     The Company's business follows a seasonal pattern, peaking over a total of about 12 weeks during the late summer (late August through September) and holiday (Thanksgiving through Christmas) periods. During fiscal year 1996, these periods accounted for approximately 33% of the Company's annual sales.

COMPETITION
-----------

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

ADVERTISING
-----------

     In 1996, the Company increased its investment in advertising and marketing as a percentage of sales. Besides expanding the number of print ads placed in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines, the Company's ads appeared in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and gigantic billboards spanning entire buildings. In addition, the Company ran TV ads for its babyGap concept and TV and radio ads for Old Navy, established a site on the world-wide web, and ran promotional campaigns for the opening of its Old Navy and International stores. The Company plans to continue its stronger investments in advertising and marketing in 1997. There can be no assurances that these increased investments will result in increased sales or profitability.

EMPLOYEES
---------

     On February 1, 1997, the Company had a work force of approximately 66,000 employees. The Company also hires temporary employees during the peak late summer and holiday seasons. The Company considers its employee relations to be good.

TRADEMARKS AND SERVICE MARKS
----------------------------

     The trademarks and service marks for Gap, GapKids, babyGap, Banana Republic and Old Navy Clothing Co., and certain other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the registries of many foreign countries.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The Chairman of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Executive Officer of the Company. Robert J. Fisher is Executive Vice President and Chief Operating Officer of the Company. Each of Messrs. Donald G. Fisher, Robert J. Fisher and Drexler is a director of the Company and the required information with respect to each of them is set forth in the table located in the Section entitled "Nominees for Election as Directors" of the 1997 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

NAME, AGE, POSITION AND PRINCIPAL OCCUPATION DURING PAST FIVE YEARS:

ANNE B. GUST, 39        Senior Vice President - General Counsel

Senior Vice President - General Counsel since April 1994. Vice President - General Counsel 1993-94; Associate General Counsel and Managing Attorney, 1992-93; and Associate General Counsel, 1991-92. Joined the Company in 1991.

WARREN R. HASHAGEN, 46  Senior Vice President - Finance and Chief Financial
                        Officer

Senior Vice President - Finance and Chief Financial Officer since November 1995. Senior Vice President - Finance, 1992-95. Joined the Company in 1982.

JOHN B. WILSON, 37      Executive Vice President and Chief Administrative
                        Officer

Executive Vice President and Chief Administrative Officer since October 1996. Executive Vice President, Finance and Strategy and Chief Financial Officer of Staples, Inc., 1992-96.

ITEM 2 - PROPERTIES

     During fiscal year 1996, the Company opened 203 stores and closed 30. The newly-opened stores include 62 Gap stores (including 5 stores in the United Kingdom, 5 stores in Canada, 2 stores in France, 3 stores in Japan and 2 stores in Germany), 47 GapKids stores (including 7 stores in the United Kingdom, 5 stores in Canada, 3 stores in France, 2 stores in Japan and 2 stores in Germany), 13 babyGap stores, 18 Banana Republic stores (including 3 stores in Canada), and 63 Old Navy Clothing Co. stores. In addition, during fiscal year 1996, the Company expanded 42 stores. The expanded stores include 19 Gap stores (including 2 in the United Kingdom), 13 GapKids stores (including 2 in the United Kingdom), and 10 Banana Republic stores. The 1,854 stores operating on February 1, 1997 aggregated approximately 12.6 million square feet. The Company leases virtually all of its store premises for terms generally ranging from 12 to 15 years. Most leases provide for additional rent based on a percentage of store sales above a certain level in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved. In the United States, the Company's stores are located in all of the 50 largest metropolitan statistical areas.

     During fiscal year 1997, the Company plans to increase store space by approximately 18%, before taking into account store closings. This increase is expected to include the opening of at least 275 new stores worldwide and the expansion of approximately 65 to 75 of the Company's existing stores.

     The Company currently leases most of its headquarters and regional office buildings, as well as its Eastern Distribution Center (EDC) and Kentucky Distribution Center (KDC). The EDC/KDC in Erlanger, Kentucky together consist of approximately 1,220,000 square feet. Their lease term runs through February 28, 2003, with options to extend the lease for an additional 30 years. In order to capitalize on synergies with the nearby EDC/KDC, the Company has entered into a lease for 19 acres of land and a 320,000 square foot structure for consolidation/deconsolidation purposes in Hebron, Kentucky.

     The Company owns its Canadian Distribution Center (CDC) located in Brampton, Ontario. It consists of approximately 150,000 square feet. A 215,000 square foot expansion to the CDC is estimated to be completed by June 1997. The Company also owns its Western Distribution Center (WDC), a 344,000 square-foot facility located in

Ventura, California. The Company also owns an adjacent five acre parcel for possible future expansion. The Atlantic Distribution Center (ADC), a facility owned by the Company in Edgewood, Maryland, covers approximately 745,000 square feet. The Company also owns 156 adjacent acres, portions of which could be used for potential expansion of the ADC. The Southern Distribution Center (SDC), a facility owned by the Company in Gallatin, Tennessee, covers approximately 769,000 square feet. The Company also owns its Holland Distribution Center
(HDC), a 127,000 square foot facility located in Roosendaal, the Netherlands, to serve its European stores and its Japan Distribution Center (JDC), a 30,000 square foot facility located in Funabashi City, Shiba, Japan, to serve its Japanese stores. Both these facilities are operated by third parties.

     The Company also owns and operates a data center located on seven acres of land in Rocklin, California; it covers approximately 40,000 square feet and serves as a corporate computer processing center.

     In February 1996, the Company exercised an option to purchase a 12-acre parcel of land for $9,000,000 in San Bruno, California to expand its headquarters facilities. Construction began in April 1996 for an estimated cost at completion of $55-60 million. The Company will own the facility, which is expected to be in operation in late 1997.

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

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information required by this item is incorporated herein by reference to page 23 of the 1996 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference to pages 20 and 21 of the 1996 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 22 and 23 of the 1996 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

     Safe-Harbor Statement under the Private Securities Litigation Reform Act of
     ---------------------------------------------------------------------------
1995
----

     The Management's Discussion and Analysis incorporated by reference herein as well as other portions of this report and of the 1996 Annual Report to Stockholders contain a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In these reports the words "expect," "plan," "anticipate," "believe" and similar expressions identify forward-looking statements.

     Any such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks already have been discussed under Item 1 of this report; other risks include, without limitation, ongoing competitive pressures in the apparel industry, a continuation or exacerbation of the current over-capacity problem affecting the industry, and/or changes in the level of consumer spending or preferences in apparel, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability remain difficult to predict.

     The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ($000)        February 1, 1997   February 3, 1996
                   ----------------   ----------------

Accrued Payroll         $47,281            $39,331


     The remaining information required by this item is incorporated herein by reference to pages 24-34 of the 1996 Annual Report to Stockholders filed as
Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III
                                    --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the Section entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement. See also Item 1 above.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Sections entitled "Compensation of Directors," "Executive Compensation" and "Employment Contracts and Termination of Employment Arrangements" in the 1997 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Section entitled "Beneficial Ownership of Shares" in the 1997 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Sections entitled "Other Reportable Transactions" in the 1997 Proxy Statement.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     A. The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

          (1)  Financial Statements
               --------------------

                (i) Independent Auditors' Report.  Incorporated by reference to
                    Page 24 of the 1996 Annual Report to Stockholders filed as
                    Exhibit 13 to this Annual Report on Form 10-K.

               (ii) The consolidated balance sheets as of February 1, 1997 and
                    February 3, 1996 and the related consolidated statements of earnings, cash flows, and stockholders' equity and notes thereto for each of the three fiscal years in the period ended February 1, 1997 are incorporated by reference to pages 25-34 of the 1996 Annual Report to Stockholders filed as Exhibit 13 to this Annual Report on Form 10-K.

          (2)  Financial Statement Schedules
               -----------------------------


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

          (3)  Exhibits
               --------

          Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 11 of this Report.

          (4)  Reports on Form 8-K
               -------------------

          No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 THE GAP, INC.



Date:  April 15, 1997    By  /s/ Millard S. Drexler
                             ----------------------
                             Millard S. Drexler, Chief Executive Officer
                             (Principal Executive Officer)


Date:  April 15, 1997    By  /s/ Warren R. Hashagen
                             ----------------------
                             Warren R. Hashagen, Senior Vice President
                             and Chief Financial Officer
                             (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 15, 1997    By  /s/ Adrian D. P. Bellamy
                             ------------------------
                             Adrian D. P. Bellamy, Director



Date:  April 15, 1997    By  /s/ John G. Bowes
                             -----------------
                             John G. Bowes, Director



Date:  April 15, 1997    By  /s/ Millard S. Drexler
                             ----------------------
                             Millard S. Drexler, Director



Date:  April 15, 1997    By  /s/ Donald G. Fisher
                             --------------------
                             Donald G. Fisher, Director



Date:  April 15, 1997    By  /s/ Doris F. Fisher
                             -------------------
                             Doris F. Fisher, Director




                              SIGNATURES (CONT'D)
                              -------------------

Date:  April 15, 1997    By  /s/ Robert J. Fisher
                             --------------------
                             Robert J. Fisher, Director



Date:  April 15, 1997    By  /s/ Lucie J. Fjeldstad
                             ----------------------
                             Lucie J. Fjeldstad, Director



Date:  April 15, 1997    By  /s/ William A. Hasler
                             ---------------------
                             William A. Hasler, Director



Date:  April 15, 1997    By  /s/ John M. Lillie
                             ------------------
                             John M. Lillie, Director



Date:  April 15, 1997    By  /s/ Charles R. Schwab
                             ---------------------
                             Charles R. Schwab, Director



Date:  April 15, 1997    By  /s/ Brooks Walker, Jr.
                             ----------------------
                             Brooks Walker, Jr., Director

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

10.14 Purchase Agreement (Atlantic Distribution Center), dated as of April 9, 1990, between Registrant and Greater arford Industrial Park Partnership, filed as Exhibit
        0.13 to Registrant's Annual Report on Form 10-K for the ear ended February 3, 1990, Commission File No. 1-7562.

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

10.43  Employment Arrangement, dated July 16, 1997, between
       Registrant and John B. Wilson.

11     Computation of Earnings per Share.

13 Registrant's annual report to security holders for the fiscal year ended February 1, 1997.

21     Subsidiaries of Registrant.

23     Consent of Deloitte & Touche LLP.

27     Financial Data Schedule.