Form 10-Q
period 1997-05-03
GAP INC
filed 1997-06-17
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[ X ]          Quarterly report pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 3, 1997 or

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

Registrant's telephone number, including area code: (415) 427-2000

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

Common Stock, $0.05 par value, 269,476,100 shares as of June 13, 1997


PART 1                                    THE GAP, INC. AND SUBSIDIARIES
ITEM 1                                    CONSOLIDATED BALANCE SHEETS


($000)                                                 May 3,       February 1,     May 4,
                                                        1997           1997          1996
                                                     (Unaudited)    (See Note 1)  (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                                $   244,643    $   485,644   $   552,729
Short-term investments                                  112,268        135,632        79,819
Merchandise inventory                                   628,693        578,765       489,719
Prepaid expenses and other                              151,132        129,214       146,791
  Total Current Assets                                1,136,736      1,329,255     1,269,058

Property and equipment (net)                          1,174,003      1,135,720       981,011
Long-term investments                                    64,623         36,138        41,573
Lease rights and other assets                           127,053        125,814        81,672
  Total Assets                                      $ 2,502,415    $ 2,626,927   $ 2,373,314

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                            86,241         40,050        46,836
Accounts payable                                        296,089        351,754       204,951
Accrued expenses                                        213,698        282,494       214,131
Income taxes payable                                     58,927         91,806        13,901
Deferred lease credits and other current liabilities      8,845          8,792         7,034
  Total Current Liabilities                             663,800        774,896       486,853

Long-term Liabilities:
Deferred lease credits and other liabilities            219,973        197,561       156,864
                                                        219,973        197,561       156,864
Stockholders' Equity:
Common stock $.05 par value (a)
  Authorized 500,000,000 shares
  Issued 318,553,841, 317,864,090
  and 316,892,180 shares
  Outstanding 271,390,413, 274,517,331
  and 287,248,358 shares                                 15,928         15,895        15,845
Additional paid-in capital (a)                          460,322        442,049       399,619
Retained earnings                                     2,002,458      1,938,352     1,629,666
Foreign currency translation adjustment                  (7,316)        (5,187)       (9,830)
Restricted stock plan deferred compensation             (42,897)       (47,838)      (43,757)
Treasury stock, at cost                                (809,853)      (688,801)     (261,946)
                                                      1,618,642      1,654,470     1,729,597
Total Liabilities and Stockholders' Equity          $ 2,502,415    $ 2,626,927   $ 2,373,314


See accompanying notes to consolidated financial statements.
(a Reflects the two-for-one split of common stock in the form of a stock dividend to stockholders of record on March 18, 1996.


  THE GAP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF EARNINGS




Unaudited
($000 except per share amounts)            Thirteen Weeks Ended
                                       May 3, 1997     May 4, 1996

Net Sales                             $  1,231,186    $  1,113,154

Costs and expenses

  Cost of goods sold and
   occupancy expenses                       789,126         699,314

  Operating expenses                        311,911         282,627

  Net interest income                        (4,738)         (3,618)

Earnings before income taxes                134,887         134,831

Income taxes                                 50,583          53,258

Net earnings                           $     84,304    $     81,573


Weighted average number
  of shares (a)                          273,469,190     288,010,684

Earnings per share (a)                          $.31            $.28

Cash dividends per share (a)                   $.075           $.075

See accompanying notes to consolidated financial statements.
(a) Reflects the two-for-one split of common stock in the form of a stock dividend to stockholders of record on March 18, 1996.

                                         THE GAP, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS



Unaudited ($000)                                                  Thirteen Weeks Ended
                                                      May 3, 1997         May 4, 1996
 Cash Flows from Operating Activities:
  Net earnings                                       $     84,304       $     81,573
  Adjustments to reconcile net earnings to net cash
    provided by (used for) operating activities:
    Depreciation and amortization (a)                      56,659              52,616
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock         7,095              41,276
    Change in operating assets and liabilities:
     Merchandise inventory                                (51,018)             (7,212)
     Prepaid expenses and other                           (24,970)            (18,750)
     Accounts payable                                     (53,912)            (57,289)
     Accrued expenses                                     (68,504)             19,787
     Income taxes payable                                 (32,800)            (52,201)
     Deferred lease credits and other
      long-term liabilities                                25,218               6,117

 Net cash provided by (used for) operating
 activities                                               (57,928)             65,917

 Cash Flows from Investing Activities:
  Net maturity of short-term investments                   43,747               9,687
  Purchase of long-term investments                       (48,868)            (11,203)
  Purchase of property and equipment                      (93,787)            (69,186)
  Acquisition of lease rights and other assets               (378)             (7,799)

 Net cash used for investing activities                   (99,286)            (78,501)

 Cash Flows from Financing Activities:
  Net increase in notes payable                            46,874              24,897
  Issuance of common stock                                 10,870              22,121
  Purchase of treasury stock                             (121,052)            (39,886)
  Cash dividends paid                                     (20,198)            (21,254)

 Net cash used for financing activities                   (83,506)            (14,122)

 Effect of exchange rate changes on cash                     (281)               (131)

 Net decrease in cash and equivalents                    (241,001)            (26,837)

 Cash and equivalents at beginning of year                485,644             579,566
 Cash and equivalents at end of quarter              $    244,643       $    552,729

See accompanying notes to consolidated financial statements.
(a) Includes amortization of restricted stock.



                 THE GAP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated balance sheets as of May 3, 1997 and May 4, 1996, and the interim consolidated statements of earnings and the interim consolidated statements of cash flows for the thirteen weeks ended May 3, 1997 and May 4, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at May 3, 1997 and May 4, 1996, and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended February 1, 1997.

     The results of operations for the thirteen weeks ended May 3, 1997 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 1998.

2.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Year-to-date 1997 and 1996 gross interest payments were $1.5 million and $0.8 million respectively; income tax payments were $77.4 million and $64.1 million respectively.

3.   TWO-FOR-ONE STOCK SPLIT

     On February 27, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock effective April 10, 1996, in the form of a stock dividend for stockholders of record on March 18, 1996. Per share amounts in the accompanying consolidated financial statements give effect to the stock split.


Deloitte &       1111 Broadway, Suite 2100       Telephone (510)287-2700
 Touche LLP      Oakland, California 94607-4036  Facsimile (510)835-4888



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 3, 1997 and May 4, 1996 and the related consolidated statements of earnings and cash flows for the thirteen week periods ended May 3, 1997 and May 4, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 1, 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

  /s/ Deloitte & Touche LLP



May 14, 1997


                 THE GAP, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Net Sales
                                     Thirteen weeks ended
                                          May 3,       May 4,
                                            1997         1996

Net sales ($000)                      $1,231,186    $1,113,15
                                                            4

Total net sales growth                        11           31
percentage
Comparable store sales                       (3)            9
growth percentage

Net sales per average                         95           98
square foot
Square footage of gross                   13,163       11,436
store space (000)

                                       Fifty-two       Fifty-
                                           weeks        three
                                           ended        weeks
                                          May 3,        ended
                                            1997       May 4,
                                                         1996
Number of
  New stores                                 230          225
  Expanded stores                             49           50
  Closed stores                               33           44

The increase in first quarter of 1997 net sales over the same period last year was attributable to the opening of new stores
(net of stores closed) and the expansion of existing stores.

The decrease in net sales per average square foot compared with the same period last year was primarily attributable to a decrease in comparable store sales. The growing impact of the Old Navy division also contributed to the decrease in net sales per square foot, as the division's lower-priced merchandise and significantly larger stores result in lower net sales per average square foot when compared to other divisions.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased to 64.1 percent for the first quarter of 1997 from 62.8 percent for the same period in 1996. The resulting 1.3 percentage point decrease in gross margin net of occupancy expenses was attributable to a 1.1 percentage point decrease in merchandise margin as a percentage of net sales and a .2 percentage point increase in occupancy expenses as a percentage of net sales.

The decrease in merchandise margin as a percentage of net sales was primarily attributable to a greater percentage of merchandise sold at markdown when compared to the same period last year. Margin achieved on marked-down goods was also lower than that of last year. The increase in occupancy expense as a percentage of net sales was primarily attributable to a lack of sales leverage resulting from negative comparable store sales.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.


Operating Expenses

Operating expenses as a percentage of net sales were basically flat at 25.3 percent for the first quarter of 1997 and the same period in 1996. A planned increase in advertising/marketing costs to support the Company's brands offset a decrease in incentive bonus expense as a percentage of net sales. The Company accrued for larger bonuses in the first quarter of 1996 due to stronger earnings performance measured against the annual target.

Net Interest Income/Expense

Net interest income was approximately $4.7 million for the first quarter of 1997 compared to $3.6 million for the same period last year.

Income Taxes

The effective tax rate was 37.5 and 39.5 percent for the thirteen
weeks ended May 3, 1997 and May 4, 1996, respectively.   The
decrease in the effective tax rate was a result of the impact from tax planning initiatives.



LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                              Thirteen weeks
                                                   ended
                                             May 3,      May 4,
                                               1997        1996

Cash provided by (used for) operating       ($57,928)  $    65,917
activities ($000)

Working capital ($000)                      $472,936   $   782,205

Current ratio                                1.71:1        2.61:1

For the thirteen weeks ended May 3, 1997, the decrease in cash flows from operating activities was attributable to an increased investment in merchandise inventory, increased activity under the Company's share repurchase program, and the timing of income tax payments.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the late summer and holiday periods.

The Company has an agreement which provides for a $250 million revolving credit facility through June 30, 2001. In addition, the credit agreement provides for the issuance of letters of credit up to $450 million at any one time. The Company has additional uncommitted credit of $260 million available for the issuance of letters of credit. The Company had outstanding letters of credit of approximately $536 million at May 3, 1997.

For the thirteen weeks ended May 3, 1997, capital expenditures, net of construction allowances and dispositions, totaled approximately $88 million. These expenditures included the addition of 69 new stores, the expansion of 17 stores and the remodeling of certain stores resulting in a net increase in store space of approximately 518,000 square feet or 4 percent since February 1, 1997.

For fiscal 1997, the Company expects capital expenditures to total approximately $450 million, net of construction allowances, representing the addition of at least 275 new stores, the expansion of approximately 65 to 75 stores, and the remodeling of certain stores. Planned expenditures also include amounts for administrative office facilities, distribution centers, and equipment. The Company expects to fund such capital expenditures with cash flow from operations. Square footage growth is expected to be approximately 18 percent before store closings. New stores are generally expected to be leased.

Included in the capital expenditures projection for fiscal 1997 is the cost to complete an office building at the Company's San
Bruno campus. The Company also continues to explore alternatives for office facilities growth in San Francisco, California.

On February 27, 1996, the Company's Board of Directors authorized a two-for-one split of its common stock effective April 10, 1996, in the form of a stock dividend for stockholders of record at the close of business on March 18, 1996. Per share amounts in the accompanying consolidated financial statements give effect to the stock split.

In October 1996, the Board of Directors approved a program under which the Company may repurchase up to 30 million shares of its outstanding common stock in the open market over a three-year period. During the first quarter, the Company acquired 3.8 million shares for approximately $121 million. To date under this program, 8.5 million shares have been repurchased for approximately $261 million.


                             PART II

                        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

                    (11) Computation of Earnings per Share

                    (15) Letter re: Unaudited Interim Financial
                         Information

                    (27) Financial Data Schedule

     b) The Company did not file any reports on Form 8-K during the three months ended May 3, 1997.



                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GAP, INC.



Date:  June 13, 1997           By   /s/ Warren R. Hashagen
                                    Warren R. Hashagen
                                    Chief Financial Officer
                                    (Principal financial officer of
                                        the registrant)



Date:  June 13, 1997           By   /s/ Millard S. Drexler
                                    Millard S. Drexler
                                    President and Chief Executive Officer




                             EXHIBIT INDEX




        (11) Computation of Earnings per Share

        (15) Letter  re: Unaudited Interim Financial Information

        (27) Financial Data Schedule