Form 10-Q
period 1997-08-02
GAP INC
filed 1997-08-27
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                           	Washington, D.C. 20549

                                 	FORM 10-Q

(Mark One)
[ X ]		Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 2, 1997 or

[   ]		Transition report pursuant to Section 13 or 15(d) of the Securities
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

    	Common Stock, $0.05 par value, 268,114,161 shares as of August 25, 1997



PART 1                                 THE GAP, INC. AND SUBSIDIARIES
ITEM 1                              CONDENSED CONSOLIDATED BALANCE SHEETS
($000)                                               August 2,      February 1,   August 3,
                                                        1997           1997          1996
                                                     (Unaudited)    (See Note 1)  (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                                $   220,148    $   485,644   $   514,213
Short-term investments                                   37,454        135,632        74,061
Merchandise inventory                                   791,925        578,765       573,080
Prepaid expenses and other                              151,562        129,214       142,549
  Total Current Assets                                1,201,089      1,329,255     1,303,903

Property and equipment (net)                          1,234,384      1,135,720     1,018,729
Long-term investments                                     5,465         36,138        53,963
Lease rights and other assets                           135,811        125,814        82,705
  Total Assets                                      $ 2,576,749    $ 2,626,927   $ 2,459,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                            90,245         40,050        67,196
Accounts payable                                        384,464        351,754       313,866
Accrued expenses                                        264,499        282,494       218,655
Income taxes payable                                     31,402         91,806        32,877
Deferred lease credits and other current liabilities     11,905          8,792         8,902
  Total Current Liabilities                             782,515        774,896       641,496

Long-term Liabilities:
Deferred lease credits and other liabilities            234,273        197,561       166,395
                                                        234,273        197,561       166,395
Stockholders' Equity:
Common stock $.05 par value
  Authorized 500,000,000 shares
  Issued 318,561,437, 317,864,090
  and 317,312,752 shares
  Outstanding 268,045,522, 274,517,331
  and 283,396,874 shares                                 15,929         15,895        15,866
Additional paid-in capital                              477,052        442,049       415,135
Retained earnings                                     2,051,955      1,938,352     1,674,266
Foreign currency translation adjustment                  (6,490)        (5,187)       (7,468)
Restricted stock plan deferred compensation             (38,068)       (47,838)      (46,903)
Treasury stock, at cost                                (940,417)      (688,801)     (399,487)
                                                      1,559,961      1,654,470     1,651,409
Total Liabilities and Stockholders' Equity          $ 2,576,749    $ 2,626,927   $ 2,459,300


See accompanying notes to consolidated financial statements.

                      THE GAP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                               Thirteen Weeks Ended        Twenty-six Weeks Ended

Unaudited                        August 2,     August 3,     August 2,    August 3,
($000 except per share amounts)    1997          1996          1997         1996
Net sales                      $  1,345,221  $  1,120,335   $ 2,576,407  $ 2,233,489

Costs and expenses

  Cost of goods sold and            883,086       720,165     1,672,212    1,419,479
    occupancy expenses

  Operating expenses                352,462       295,381       664,373      578,008

  Net interest income                (1,459)       (3,956)       (6,197)      (7,574)

Earnings before income taxes        111,132       108,745       246,019      243,576

Income taxes                         41,674        42,955        92,257       96,213

Net earnings                   $     69,458  $     65,790   $   153,762  $   147,363


Weighted average number
  of shares                     269,687,093   286,179,138   271,581,001  287,092,901

Earnings per share             $       0.26  $       0.23   $      0.57  $      0.51

Cash dividends per share       $      0.075  $      0.075   $      0.15  $      0.15

See accompanying notes to consolidated financial statements.


                                    THE GAP, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited ($000)                                                  Twenty-six Weeks Ended

                                                     August 2, 1997    August 3, 1996
 Cash Flows from Operating Activities:
  Net earnings                                       $     153,762     $     147,363
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Depreciation and amortization (a)                     126,540             105,986
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock        12,707              43,526
    Change in operating assets and liabilities:
     Merchandise inventory                               (213,821)            (90,068)
     Prepaid expenses and other                           (25,251)            (14,973)
     Accounts payable                                      36,366              50,131
     Accrued expenses                                     (17,525)             24,035
     Income taxes payable                                 (60,321)            (33,385)
     Deferred lease credits and other
      long-term liabilities                                36,310              17,392

 Net cash provided by operating activities                 48,767             250,007

 Cash Flows from Investing Activities:
  Net maturity of short-term investments                  137,263              23,463
  Purchase of long-term investments                       (49,188)            (31,611)
  Sale of long-term investments                            40,810                -
  Purchase of property and equipment                     (211,383)           (151,033)
  Acquisition of lease rights and other assets            (10,681)             (8,428)

 Net cash used for investing activities                   (93,179)           (167,609)

 Cash Flows from Financing Activities:
  Net increase in notes payable                            50,279              44,639
  Issuance of common stock                                 20,782              26,565
  Purchase of treasury stock                             (251,616)           (177,427)
  Cash dividends paid                                     (40,160)            (42,444)

 Net cash used for financing activities                  (220,715)           (148,667)

 Effect of exchange rate changes on cash                     (369)                916

 Net decrease in cash and equivalents                    (265,496)            (65,353)

 Cash and equivalents at beginning of year                485,644             579,566
 Cash and equivalents at end of quarter              $    220,148       $    514,213

See accompanying notes to consolidated financial statements.
(a) Includes amortization of restricted stock.


	THE GAP, INC. AND SUBSIDIARIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	(Unaudited)


1.	BASIS OF PRESENTATION

	The condensed consolidated balance sheets as of August 2, 1997 and August 3, 1996, and the interim condensed consolidated statements of earnings and the interim condensed consolidated statements of cash flows for the thirteen and twenty-six weeks ended August 2, 1997 and August 3, 1996 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at August 2, 1997 and August 3, 1996, and for all periods presented.

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

	The results of operations for the twenty-six weeks ended August 2, 1997 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 1998.


2.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year-to-date 1997 and 1996 gross interest payments were $1.7 million and $1.9 million respectively; income tax payments were $140.8 million and $85.7 million respectively.


3.	DERIVATIVES

	The Company enters into foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are primarily designated and effective as hedges of commitments to purchase merchandise. The market value gains and losses on these contracts are deferred and recognized as part of the underlying cost to purchase the merchandise.

	During the second quarter, the Company entered into various put option contracts to repurchase up to 2,000,000 shares of Gap stock. The contracts have exercise prices ranging from $36.77 to $42.67, with expiration dates ranging from September 1997 through November 1997.

	Also in the second quarter, the Company entered into interest rate swaps in order to reduce interest rate risk on a substantial portion of its intended issuance of its long-term debt. The Company intends to amortize any gain or loss associated with these swaps over the life of the debt securities.


4.	RECLASSIFICATION OF INVESTMENTS

	Prior to July 1997, investments were classified as held to maturity and were carried at amortized cost. In July 1997 the Company sold short-and long-term debt securities prior to their maturity. The Company used the proceeds for general corporate purposes. Consequently, at August 2, 1997, all investments are classified as available for sale and are reported at fair market value. The gains and losses on investments are deferred and recorded in equity.


5.	NEW ACCOUNTING PRONOUNCEMENTS

	In June 1997, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131, Disclosures About Segments of an Enterprise and
Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.
Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.



Deloitte &
  Touche LLP
           50 Fremont Street                      Telephone:(415) 247-4000
           San Francisco, California 94105-2230   Facsimile:(415) 247-4329

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of August 2, 1997 and August 3, 1996 and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 and condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 1997 and August 3, 1996. These financial statements are the responsibility of the Company's management.

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

San Francisco, California

August 12, 1997


THE GAP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information below contains certain forward-looking statements which reflect the Company's current view with respect to future events and financial performance. Wherever used, the words "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, a continuation or exacerbation of the current over-capacity problem affecting the industry, and/or changes in the level of consumer spending or preferences in apparel, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability remain difficult to predict.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Net Sales
                            Thirteen Weeks Ended           Twenty-six Weeks Ended
                      August 2, 1997   August 3, 1996   August 2, 1997   August 3, 1996
Net sales ($000)         1,345,221        1,120,335       2,576,407        2,233,489

Total net sales                 20               29              15               30
  growth percentage

Comparable store sales           4                9               0                9
growth percentage

Net sales per average           99               96             194              194
  square foot ($)

Square footage of gross store
space at period end (000)                                    13,750           11,805



                                                           Fifty-two       Fifty-three
                                                          weeks ended      weeks ended
                                                         August 2, 1997  August 3, 1996
Number of
  New stores                                                    254              219
  Expanded stores                                                56               47
  Closed stores                                                  27               47

The increases in second quarter and the first half of 1997 net sales over the same periods last year were attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. Growth in comparable stores sales also contributed to the increase in net sales for the quarter.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased to 65.6 percent for the second quarter of 1997 from 64.3 percent for the same period in 1996. The 1.3 percentage point decrease in gross margin net of occupancy expenses was attributable to a 2.0 percentage point decrease in merchandise margins as a percentage of net sales, offset by a .7 percentage point decrease in occupancy expenses as a percentage of net sales.

For the first half of 1997, cost of goods sold and occupancy expenses as a percentage of net sales increased to 64.9 percent from 63.5 percent for the same period in 1996. The 1.4 percentage point decrease in gross margin net of occupancy expenses was attributable to a 1.6 percentage point decrease in merchandise margins as a percentage of net sales offset by a .2 percentage point decrease in occupancy expenses as a percentage of net sales.

For the second quarter and first half of 1997, decreases in merchandise margins as a percentage of net sales resulted from a smaller percentage of merchandise sold at regular prices when compared to the same periods last year. Margin achieved on marked-down goods was also lower than that of last year.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.

For the second quarter and first half of 1997, occupancy expenses decreased as a percentage of net sales when compared to the same periods last year. The decrease in occupancy expenses as a percentage of net sales for the quarter was primarily attributable to leverage achieved through increases in comparable store sales. The growth of the Old Navy division, with lower occupancy expenses when compared to other divisions, primarily caused the decrease in the first half of 1997 from the same period in 1996.


Operating Expenses

Operating expenses as a percentage of net sales decreased to 26.2 percent for the second quarter of 1997 from 26.4 percent for the same period in 1996. The
 .2 percentage point decrease was primarily attributable to a .4 percentage point decrease in charitable contributions expense and a .5 percentage point decrease in incentive bonus accruals and stock-based compensation, offset by a planned .7 percentage point increase in advertising/marketing costs to support the Company's brands. The decrease in charitable contributions expense represents a beneficial comparison between 1997 and 1996, as the Company, in 1996, made an additional contribution to the Gap Foundation.

Incentive bonus is accrued quarterly based on year-to-date performance measured against established targets. The rate of accrual in 1997 was lower than that in 1996.

For the first half of 1997, operating expenses as a percentage of net sales were essentially flat at 25.8 percent when compared to the same period in 1996. A .7 percentage point increase in advertising/marketing costs offset a .5 percentage point decrease in incentive bonus accruals and stock-based compensation, and a .3 percentage point decrease in charitable contributions expense.


Net Interest Income/Expense

Net interest income was approximately $1.5 million for the second quarter and $6.2 million for the first half of 1997 compared to net interest income of $4.0 million and $7.6 million for the same periods in 1996. The change in 1997 from 1996 was due to a decrease in average investments for the quarter and year-to-date periods.


Income Taxes

The effective tax rate was 37.5 percent for the first half of 1997 compared to
39.5 percent for the first half of 1996. The decrease in the effective tax rate was a result of the impact from tax planning initiatives to support changing business needs.



LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:


Twenty-six weeks ended

August 2, 1997  August 3, 1996


Cash provided by operating activities ($000)    $48,767        $250,007

Working capital ($000)                         $418,574        $662,407

Current ratio                                     1.5:1           2.0:1


For the twenty-six weeks ended August 2, 1997, the decrease in cash flows provided by operating activities was primarily attributable to an increased investment in inventory and the timing of certain payables and accrued expenses, including income taxes.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the late summer and holiday periods.

The Company has committed credit facilities totalling $950 million, consisting of an $800 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 30, 2002. These credit facilities provide for the issuance of up to $450 million in letters of credit. The Company has additional uncommitted credit facilities of $300 million for the issuance of letters of credit. At August 2, 1997, the Company had outstanding letters of credit of approximately $593 million.

To ensure long-term financial flexibility, management plans to issue $500 million of 10-year debt securities in the third quarter. The Company is filing a registration statement with the Securities and Exchange Commission with respect to these securities. The proceeds from this issuance are intended to be used for general corporate purposes, including store expansion, brand investment, development of additional distribution channels and repurchases of the Company's common stock pursuant to its ongoing share repurchase program. No assurances can be given that the Company will issue these long-term debt securities.

For the twenty-six weeks ended August 2, 1997, capital expenditures net of construction allowances and dispositions, totaled approximately $209 million. These expenditures included the addition of 141 new stores, the expansion of 36 stores and the remodeling of certain stores, resulting in a net increase in store space of approximately 1.1 million square feet or 9 percent since February 1, 1997.

For 1997, the Company expects capital expenditures to total at least $450 million, net of construction allowances, representing the addition of at least 275 new stores, the expansion of at least 75 stores, and the remodeling of certain stores. Planned expenditures also include amounts for corporate offices, distribution centers, and equipment. The Company expects to fund such capital expenditures through a combination of cash flow from operations and other sources of financing. Square footage growth is expected to be approximately 18 percent before store closings. New stores are generally expected to be leased.

The Company is nearing completion on corporate offices in San Bruno, California. The cost of completion is included above in the capital expenditures projected for 1997. The Company continues to explore alternatives for additional corporate offices in San Francisco and San Bruno, California.

In October 1996, the Board of Directors approved a program under which the Company may repurchase up to 30 million shares of its outstanding common stock in the open market over a three-year period. During the second quarter, the Company acquired 3.5 million shares for approximately $131 million. To date under this program, 12.0 million shares have been repurchased for approximately $392 million.

During the second quarter the Company entered into various put option contracts to repurchase up to 2,000,000 shares of Gap stock. The contracts have exercise prices ranging from $36.77 to $42.67, with expiration dates ranging from September 1997 through November 1997.

The Company enters into foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are primarily designated and effective as hedges of commitments to purchase merchandise. During the second quarter, the Company entered into interest rate swaps in order to reduce interest rate risk on a substantial portion of its intended issuance of its long-term debt.



PART II

OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

	a)	On May 20, 1997, the Annual Meeting of Stockholders of the Company
was held in San Francisco, California. There were 273,698,780 shares of common stock outstanding on the record date and entitled to vote at the Annual
Meeting.


	b)	The following directors were elected:

                				        Vote For	   Vote Withheld
Adrian D.P. Bellamy	     	248,595,894  	  	837,887
John G. Bowes	          		248,594,133    		839,647
Millard S. Drexler   	  		248,563,883  		  869,897
Donald G. Fisher			       248,563,913  		  869,867
Doris F. Fisher	    		    248,565,822    		867,959
Robert J. Fisher       			248,566,823		    866,957
Lucie J. Fjeldstad	     		248,595,795    		837,986
William A. Hasler    			  253,595,123		    838,658
John M. Lillie	     	    	248,596,917  		  836,863
Charles R. Schwab			      248,594,941  		  838,840
Brooks Walker, Jr.      		248,595,105		    838,676

	There were no abstentions and no broker non-votes.


	c)	The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending January 31, 1998 was ratified with 249,115,349 votes in favor and 68,273 against.

	There were 250,158 abstentions.



Item 6.  Exhibits and Reports on Form 8-K

	a)   Exhibits

(10.1)	Amendment Number 1 to the Registrant's 1996
Stock Option and Award Plan

(10.2)	Termination Agreement dated July 1, 1997 related to Credit
Agreement dated August 1, 1995 between the Registrant and
Citicorp USA Inc.

(10.3)	$800,000,000 Credit Agreement dated as of July 1, 1997
between the Registrant; Citicorp USA INC.; Bank Of America National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited; Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank AG New York Branch And/Or Cayman Islands Branch; Union Bank
Of Switzerland, New York Branch; U.S. National Bank Of
Oregon; and Citibank, N.A.

(10.4)	$150,000,000 Credit Agreement dated as of July 1, 1997
between the Registrant; Citicorp USA INC.; Bank Of America National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited; Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank AG New York Branch And/Or Cayman Islands Branch; Union Bank
Of Switzerland, New York Branch; U.S. National Bank Of
Oregon; and Citibank, N.A.

(10.5)	Form of Nonqualified Stock Option Agreement for employees
under Registrant's 1996 Stock Option and Award Plan.

(10.6)	Form of Nonqualified Stock Option Agreement for directors
under Registrant's 1996 Stock Option and Award Plan.

(10.7)	Form of Restricted Stock Agreement under Registrant's 1996
Stock Option and Award Plan.

(11)	Computation of Earnings per Share

(15)	Letter re: Unaudited Interim Financial Information

(27)	Financial Data Schedule


	b) The Company did not file any reports on Form 8-K during the three months ended August 2, 1997.





SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							    	THE GAP, INC.



Date: August 26, 1997				   	By /s/ Warren R. Hashagen
                         								Warren R. Hashagen
                          							Chief Financial Officer
                         								(Principal financial officer
                                  of the registrant)




Date: August 26, 1997	   				By /s/ Millard S. Drexler
                         								Millard S. Drexler
                         								President and Chief Executive
                                 Officer





EXHIBIT INDEX



(10.1)	Amendment Number 1 to the Registrant's 1996 Stock Option and
Award Plan

(10.2)	Termination Agreement dated July 1, 1997 related to Credit
Agreement dated August 1, 1995 between the Registrant and
Citicorp USA Inc.

(10.3)	$800,000,000 Credit Agreement dated as of July 1, 1997
between the Registrant; Citicorp USA INC.; Bank Of America National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited; Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank AG New York Branch And/Or Cayman Islands Branch; Union Bank
Of Switzerland, New York Branch; U.S. National Bank Of
Oregon; and Citibank, N.A.

(10.4)	$150,000,000 Credit Agreement dated as of July 1, 1997
between the Registrant; Citicorp USA INC.; Bank Of America National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited; Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank AG New York Branch And/Or Cayman Islands Branch; Union Bank
Of Switzerland, New York Branch; U.S. National Bank Of
Oregon; and Citibank, N.A.

(10.5)	Form of Nonqualified Stock Option Agreement for employees
under Registrant's 1996 Stock Option and Award Plan.

(10.6)	Form of Nonqualified Stock Option Agreement for directors
under Registrant's 1996 Stock Option and Award Plan.

(10.7)	Form of Restricted Stock Agreement under Registrant's 1996
Stock Option and Award Plan.

(11)	Computation of Earnings per Share

(15)	Letter re: Unaudited Interim Financial Information

(27)	Financial Data Schedule