Form 10-Q
period 1997-11-01
GAP INC
filed 1997-12-15
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                	FORM 10-Q

(Mark One)
[ X ]		Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 1, 1997 or

[   ]		Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________ to _________

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

	Registrant's telephone number, including area code: (415)427-2000

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

	Common Stock, $0.05 par value, 263,791,121 shares as of December 8, 1997



PART 1                                         THE GAP, INC. AND SUBSIDIARIES
ITEM 1                                         CONDENSED CONSOLIDATED BALANCE SHEETS


($000)                                                  November 1,   February 1,  November 2,
                                                            1997          1997         1996
                                                        (Unaudited)   (See Note 1) (Unaudited)
ASSETS
Current Assets:
Cash and equivalents                                   $    627,760  $    485,644 $    477,272
Short-term investments                                       -            135,632      109,340
Merchandise inventory                                       980,531       578,765      711,934
Prepaid expenses and other                                  154,670       129,214      140,033
  Total Current Assets                                    1,762,961     1,329,255    1,438,579

Property and equipment, net                               1,319,462     1,135,720    1,067,607
Long-term investments                                        -             36,138       37,966
Lease rights and other assets                               142,653       125,814       84,004
  Total Assets                                         $  3,225,076  $  2,626,927 $  2,628,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Notes payable                                          $    115,245  $     40,050 $     86,333
Accounts payable                                            433,313       351,754      390,206
Accrued expenses                                            349,999       282,494      271,418
Income taxes payable                                         93,395        91,806       61,432
Deferred lease credits and other current liabilities         15,170         8,792        9,829
  Total Current Liabilities                               1,007,122       774,896      819,218

Long-term Liabilities:
Long-term debt                                              495,941        -            -
Deferred lease credits and other liabilities                249,151       197,561      176,712
                                                            745,092       197,561      176,712
Stockholders' Equity:
Common stock $.05 par value:
  Authorized 500,000,000 shares
  Issued 318,761,298, 317,864,090
  and 317,515,944 shares
  Outstanding 263,441,719, 274,517,331
  and 278,743,066 shares                                     15,938        15,895       15,877
Additional paid-in capital                                  495,063       442,049      420,271
Retained earnings                                         2,196,647     1,938,352    1,787,708
Foreign currency translation adjustments                     (7,790)       (5,187)      (3,036)
Restricted stock plan deferred compensation                 (43,908)      (47,838)     (42,132)
Treasury stock, at cost                                  (1,183,088)     (688,801)    (546,462)
                                                          1,472,862     1,654,470    1,632,226
Total Liabilities and Stockholders' Equity             $  3,225,076  $  2,626,927 $  2,628,156


See accompanying notes to condensed consolidated financial statements.

                       THE GAP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                     Thirteen Weeks Ended            Thirty-nine Weeks Ended
Unaudited                              November 1,     November 2,     November 1,     November 2,
($000 except per share amounts)           1997            1996            1997            1996

Net sales                              $  1,765,939    $  1,382,996     $ 4,342,346     $ 3,616,485

Costs and expenses

  Cost of goods sold and                  1,044,673         837,775       2,716,885       2,257,254
    occupancy expenses

  Operating expenses                        453,977         328,434       1,118,350         906,442

  Net interest (income)/expense               4,052          (5,213)         (2,145)        (12,787)

Earnings before income taxes                263,237         222,000         509,256         465,576

Income taxes                                 98,714          87,690         190,971         183,903

Net earnings                           $    164,523    $    134,310     $   318,285     $   281,673


Weighted average number
  of shares                             266,784,436     281,746,335     269,982,251     285,302,456

Earnings per share                     $       0.62    $       0.48   $        1.18     $      0.99

Cash dividends per share               $      0.075    $      0.075   $        0.225    $      0.225

See accompanying notes to condensed consolidated financial statements

                            THE GAP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



Unaudited ($000)                                         Thirty-nine Weeks Ended

                                                         November 1, 1997     November 2, 1996
 Cash Flows from Operating Activities:
  Net earnings                                            $       318,285    $          281,673
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization (a)                              194,571              156,699
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock                 16,047               45,559
    Change in operating assets and liabilities:
     Merchandise inventory                                        (401,827)            (226,535)
     Prepaid expenses and other                                    (32,789)             (13,274)
     Accounts payable                                               81,647              124,472
     Accrued expenses                                               67,138               76,493
     Income taxes payable                                            1,598               (4,893)
     Deferred lease credits and other
       long-term liabilities                                        52,462               33,973

 Net cash provided by operating activities                         297,132              474,167

 Cash Flows from Investing Activities:
  Net maturity of short-term investments                           174,709                4,181
  Purchase of long-term investments                                 (2,939)             (31,611)
  Purchases of property and equipment                             (352,745)            (246,831)
  Acquisition of lease rights and other assets                     (13,223)              (9,880)

 Net cash used for investing activities                           (194,198)            (284,141)

 Cash Flows from Financing Activities:
  Net increase in notes payable                                     73,031               63,291
  Issuance of long-term debt                                       495,890
  Issuance of common stock                                          23,838               28,853
  Purchase of treasury stock                                      (494,287)            (324,402)
  Cash dividends paid                                              (59,990)             (63,312)

 Net cash provided by/(used) for financing activities               38,482             (295,570)

 Effect of exchange rate changes on cash                               700                3,250

 Net increase/(decrease) in cash and equivalents                   142,116             (102,294)

 Cash and equivalents at beginning of year                         485,644              579,566
 Cash and equivalents at end of quarter                   $        627,760   $          477,272

See accompanying notes to condensed consolidated financial statements.

(a) Includes amortization of restricted stock, discounted stock options, and discount on long-term debt.

                      	THE GAP, INC. AND SUBSIDIARIES
            	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             	(Unaudited)


1.	BASIS OF PRESENTATION

	The condensed consolidated balance sheets as of November 1, 1997 and November 2, 1996, and the interim condensed consolidated statements of earnings and the interim condensed consolidated statements of cash flows for the thirteen and thirty-nine weeks ended November 1, 1997 and November 2, 1996 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at November 1, 1997 and November 2, 1996, and for all periods presented.

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

	The results of operations for the thirty-nine weeks ended November 1, 1997 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 1998.


2.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year-to-date 1997 and 1996 gross interest payments were $4.6 million and $4.0 million respectively; income tax payments were $174.2 million and $142.7 million respectively.


3.	DERIVATIVES

	The Company enters into foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are primarily designated and effective as hedges of commitments to purchase merchandise. The market value gains and losses on these contracts are deferred and recognized as part of the underlying cost to purchase the merchandise.

	At the end of the third quarter, the Company had various put option contracts to repurchase up to 2,000,000 shares of Gap stock. The contracts have exercise prices ranging from $38.74 to $52.03, with expiration dates ranging from November 1997 through April 1998.

	In the second quarter, the Company entered into interest rate swaps in order to reduce interest rate risk on a substantial portion of its issuance of its long-term debt. The swap agreements, which were issued at an aggregate notional amount of $400 million, settled in the third quarter at an interest rate of 6.7 percent. The Company is amortizing net gains associated with these swaps of approximately $2.9 million over the life of the debt securities.


4.	RECLASSIFICATION OF INVESTMENTS

	Prior to the second quarter, investments were classified as held to maturity and were carried at amortized cost. During the second quarter the Company sold short- and long-term debt securities prior to their maturity. The Company used the proceeds for general corporate purposes. Consequently, any investments held subsequent to the second quarter are classified as available for sale and are reported at fair market value.
The gains and losses on investments are deferred and recorded in equity.


5.	DEBT OBLIGATIONS

On September 17, 1997, the Company issued $500 million of 6.9 percent unsecured notes, due September 15, 2007. Interest on the notes is payable semi-annually. The balance of the debt obligations at November 1, 1997 is net of unamortized discount.


6.	SUBSEQUENT EVENT

	On November 24, 1997, the Company's Board of Directors authorized a three-for-two split of its common stock effective December 22, 1997, in the form of a stock dividend for stockholders of record at the close of business on December 8, 1997.


7.	NEW ACCOUNTING PRONOUNCEMENTS

	In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, Disclosures About Segments of an
Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.
Both statements are effective for fiscal years beginning after December
15, 1997, with earlier application permitted.



Deloitte &
  Touche LLP
           50 Fremont Street                      Telephone:(415) 247-4000
           San Francisco, California 94105-2230   Facsimile:(415) 247-4329

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of November 1, 1997 and November 2, 1996 and the related condensed consolidated statements of earnings for the thirteen week and thirty-nine week periods ended and consolidated statements of cash flows for the thirty-nine week periods ended November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management.

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


December 4, 1997




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


RESULTS OF OPERATIONS

Net Sales

Thirteen Weeks Ended Thirty-nine Weeks Ended


                      November 1,   November 2,   November 1,   November 2,
                         1997         1996           1997          1996
Net sales ($000)      1,765,939     1,382,996      4,342,346     3,616,485

Total net sales growth       28            20             20            26


Comparable store sales        9             1              4             6
growth percentage

Net sales per average       123           114            319           308
square foot ($)

Square footage of gross store                         14,679        12,348
space at period end (000)


                                                    Fifty-two     Fifty-three
                                                   weeks ended    weeks ended
                                              November 1, 1997  November 2, 1996

Number of:
  New stores                                             281            220
  Expanded stores                                         76             43
  Closed stores                                           27             43


The increases in third quarter and year-to-date 1997 net sales over the same periods last year were attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. Growth in comparable store sales also contributed to the increase.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 59.2 percent for the third quarter of 1997 from 60.6 percent for the same period in 1996. The 1.4 percentage point increase in gross margin net of occupancy expenses was primarily attributable to a decrease in occupancy expenses as a percentage of net sales. Merchandise margin for the quarter was essentially flat compared to that for the same period last year. Decreases in initial merchandise margins were offset by increases in the percentage of merchandise sold at regular prices.

For the year-to-date period of 1997, cost of goods sold and occupancy expenses as a percentage of net sales increased to 62.6 percent from 62.4 percent for the same period in 1996. The .2 percentage point decrease in gross margin net of occupancy expenses was attributable to a .9 percentage point decrease in merchandise margins as a percentage of net sales offset by a .7 percentage point decrease in occupancy expenses as a percentage of net sales.

For the year-to-date period, the decreases in merchandise margins as a percentage of net sales resulted from decreases in both initial margins and margins achieved on marked-down goods.

The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.

For the third quarter and year-to-date period of 1997, occupancy expenses decreased as a percentage of net sales when compared to the same periods last year. The decrease in occupancy expenses as a percentage of net sales for both periods was primarily attributable to leverage achieved through increases in comparable store sales. The growth of the Old Navy division with lower occupancy expenses when compared to other divisions also contributed to the decrease.


Operating Expenses

Operating expenses as a percentage of net sales increased to 25.7 percent for the third quarter of 1997 from 23.7 percent for the same period in 1996. The
2.0 percentage point increase was primarily attributable to a .8 percentage point increase in advertising/marketing costs and a 1.0 percentage point increase in the write-off of leasehold improvements and fixtures associated with the remodeling, relocation and closing of certain stores planned for the next fiscal year.

For the year-to-date period, operating expenses as a percentage of net sales increased to 25.7 percent from 25.1 percent when compared to the same period in 1996. The .6 percentage point increase was attributable to a .7 percentage point increase in advertising/marketing costs and a .5 percentage point increase in the write-off of leasehold improvements and fixtures. These expenses were partially offset by decreases in payroll expense as a percentage of sales due to leverage from increased sales.


Net Interest Income/Expense

Net interest expense was approximately $4.1 million for the third quarter compared to net interest income of $5.2 million for the same period in 1996. For the year-to-date period, net interest income was $2.1 million compared to $12.8 million for the same period in 1996. The change in 1997 from 1996 was due to the issuance of long-term debt securities during the quarter, as well as to a decrease in average net investments for the quarter and year-to-date periods.


Income Taxes

The effective tax rate was 37.5 percent for year-to-date 1997 compared to 39.5 percent for the same period of 1996. The decrease in the effective tax rate was a result of the impact from tax planning initiatives to support changing business needs.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:


                                 Thirty-nine weeks ended
                         November 1, 1997      November 2, 1996

Cash provided by operating
activities ($000)             $297,132            $474,167

Working capital ($000)        $755,839            $619,361

Current ratio                   1.75:1              1.76:1


For the thirty-nine weeks ended November 1, 1997, the decrease in cash flows provided by operating activities was attributable to an increased investment in inventory and the timing of certain payables, offset in part by an increase in net earnings and depreciation.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the late summer and holiday periods.

The Company has committed credit facilities totaling $950 million, consisting of an $800 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 30, 2002. These credit facilities provide for the issuance of up to $450 million in letters of credit. The Company has additional uncommitted credit facilities of $300 million for the issuance of letters of credit. At November 1, 1997, the Company had outstanding letters of credit of approximately $450 million.

To provide financial flexibility, management issued $500 million of 6.9 percent, 10-year debt securities in the third quarter. The proceeds from this issuance are intended to be used for general corporate purposes, including store expansion, brand investment, development of additional distribution channels and repurchases of the Company's common stock pursuant to its ongoing repurchase program.

For the thirty-nine weeks ended November 1, 1997, capital expenditures net of construction allowances and dispositions, totaled approximately $344 million. These expenditures included the addition of 237 new stores, the expansion of 67 stores and the remodeling of certain stores, resulting in a net increase in store space of approximately 2.0 million square feet or 16 percent since February 1, 1997.

For 1997, the Company expects capital expenditures to total at least $450 million, net of construction allowances, representing the addition of at least 275 new stores, the expansion of at least 75 stores, and the remodeling of certain stores. Planned expenditures also include amounts for corporate offices, distribution centers, and equipment. The Company expects to fund such capital expenditures through a combination of cash flow from operations and other sources of financing. Square footage growth is expected to be approximately 20 percent before store closings. New stores are generally expected to be leased.

During the quarter, the Company completed construction of a corporate office facility in San Bruno, California. The estimated cost of completion is included above in the capital expenditures expected for 1997. The Company continues to explore alternatives for additional corporate office facilities in San Francisco and San Bruno, California.

During the quarter, the Company commenced construction on a distribution center in Fresno, California for an estimated cost at completion of $60 million. The majority of the expenditures for this facility will be incurred in 1998. The facility is expected to begin operations in early 1999.

In October 1996, the Board of Directors approved a program under which the Company may repurchase up to 30 million shares of its outstanding common stock in the open market over a three-year period. During the third quarter, the Company acquired 4.8 million shares for approximately $243 million. To date under this program, 16.8 million shares have been repurchased for approximately $635 million.

During the year, the Company entered into various put option contracts, foreign exchange contracts, and interest rate swaps to hedge against stock price fluctuations, foreign currency exchange risk, and interest rate risk, respectively. Additional information on these contracts and agreements is presented in the Notes to Condensed Consolidated Financial Statements (Note 4).


                                   PART II

                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

	a)   Exhibits

		(4)	   Indenture, dated September 1, 1997, between the Registrant and Harris
         Trust Company of California

		(10.1)	Amendment No. 5 to GapShare

		(10.2)	The Gap, Inc. Nonemployee Director Deferred Compensation Plan, filed as exhibit 4.1 to Registrant's Registration Statement on Form S-8,
         Commission File No. 333-36265

		(10.3)	Form of Discounted Stock Option Agreement under the Nonemployee
         Director Deferred Compensation Plan, filed as exhibit 4.5 to
         Registrant's Registration Statement on Form S-8, Commission
         File No. 333-36265

		(11)	  Computation of Earnings per Share

		(15)	  Letter re: Unaudited Interim Financial Information

		(27)	  Financial Data Schedule

	b) The Company did not file any reports on Form 8-K during the three months ended November 1, 1997.





                              SIGNATURES



	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             							    	THE GAP, INC.



Date: December 12, 1997			             		By /s/ Warren R. Hashagen
                                    								Warren R. Hashagen
                                    								Chief Financial Officer
                       								(Principal financial officer of the registrant)




Date: December 12, 1997			              		By /s/ Millard S. Drexler
                                     								Millard S. Drexler
                                     								President and Chief
                                              Executive Officer






                                EXHIBIT INDEX


(4)	  	Indenture, dated September 1, 1997, between the Registrant and Harris
       Trust Company of California

(10.1)	Amendment No. 5 to GapShare

(10.2)	The Gap, Inc. Nonemployee Director Deferred Compensation Plan, filed as exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265

(10.3)	Form of Discounted Stock Option Agreement under the Nonemployee
       Director Deferred Compensation Plan, filed as exhibit 4.5 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265

(11)	Computation of Earnings per Share

(15)	Letter re: Unaudited Interim Financial Information

(27)	Financial Data Schedule