Form 10-K
period 1998-01-31
GAP INC
filed 1998-04-03
CIK 39911

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 1998 or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ______________ to ______________

                         Commission File Number 1-7562

                                 THE GAP, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                94-1697231
          -----------------                        ---------------
      (State of Incorporation)                    (I.R.S. Employer
                                                  Identification No.)
                              ONE HARRISON STREET
                        SAN FRANCISCO, CALIFORNIA 94105
              (Address of principal executive offices) (Zip code)

      Registrant's telephone number, including area code: (415) 427-2000
                            _______________________

          Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK, $0.05 PAR VALUE        NEW YORK STOCK EXCHANGE, INC.
                (Title of class)                 PACIFIC EXCHANGE, INC.
                                       (Name of each exchange where registered)

       Securities registered pursuant to Section 12(g) of the Act: NONE
                            _______________________

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

  The aggregate market value of the common equity held by non-affiliates of the registrant as of March 9, 1998 was approximately $11,454,266,735 based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant's Common Stock outstanding as of March 27, 1998 was 393,914,220.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998 (hereinafter referred to as the "1998 Proxy Statement") are incorporated into Parts I and III.

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 31, 1998 (hereinafter referred to as the "1997 Annual Report to Shareholders") are incorporated into Parts II and IV.

                The Exhibit Index is located on Page 12 hereof.

     This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the Company's current view with respect to future events and financial performance. Whenever used, the words "expect," "plan," "anticipate," "believe" and similar expressions identify forward-looking statements.

     Any such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks are discussed in Item 1 of this report below, and include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, and/or trade restrictions and political or financial instability in countries where the Company's goods are manufactured, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability remain difficult to predict.

     The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                    PART I
                                    ------

ITEM 1 - BUSINESS

GENERAL
-------

  The Gap, Inc. (together with its subsidiaries, the "Company") is an international specialty retailer which operates stores selling casual apparel, personal care and other accessories for men, women and children under a variety of brands including Gap, GapKids, babyGap, Banana Republic and Old Navy. As of February 28, 1998, the Company operated 2,143 stores in the United States, Canada, the United Kingdom, France, Germany and Japan.

  The Company designs virtually all of it products for sale under its brands in Company-operated stores. These brands and their corresponding store formats collectively are positioned to address a broad consumer base. The Company operates the following store formats:

        GAP, GAPKIDS AND BABYGAP. Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics, such as denim, khakis and T-shirts, to accessories and personal care products for men and women aged teen to adult. At February 28, 1998, the Company operated 1,023 Gap stores, including 136 in international locations. Seventy-one of the domestic stores are Gap Outlet stores. The Company entered the children's apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual basics, outerwear, shoes and other accessories in the tradition of Gap style and quality for children aged newborn through teen. At February 28, 1998, the Company operated a total of 573 GapKids and babyGap stores, including 105 in international locations.

        BANANA REPUBLIC. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored clothing and accessories for men and women at higher price points. At February 28, 1998, the Company operated 259 Banana Republic stores, including 9 in Canada.

        OLD NAVY. The Company launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants in an innovative, exciting shopping environment. At February 28, 1998, the Company operated 288 Old Navy stores.

  The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

RECENT DEVELOPMENTS
-------------------

  During fiscal 1997, the Company continued to focus on developing and growing its brands. The Company believes that its brands are among its most important assets and is taking action to maintain and strengthen brand loyalty. To that end, during fiscal 1997, the Company increased its investment in advertising and marketing as a percentage of sales by 0.8 percentage points over the prior year. The Company is also exploring store label credit cards, additional flagship stores and further television advertising to complement its in-store customer service focus. The Company also invested in the development of brand extensions through new product offerings, such as home accessories and personal care items. The Company continues to invest in store expansion and development of new distribution channels to address changing market requirements. The Company has added new store formats, including Gap and GapKids combined stores, large flagship stores, men's/women's-only stores, baby-only stores, airport locations and a wholesaling arrangement under which Gap products are sold in duty-free stores in Hong Kong, Guam, Singapore, Australia and New Zealand. The Company is exploring new channels of distribution including development of electronic retailing which it launched in November 1997 and a catalog for the Banana Republic division which it plans to launch later in 1998. The Company has no or only limited operating history in the new channels of distribution and is faced with competition from established retailers in these new lines. There is no guarantee that these investments will result in increased profitability.

  The Company continued to expand internationally in fiscal 1997. The International division is faced with competition in its European and Japanese markets from established regional and national chains. Operations in these markets involve special risks and complexities. If such expansion is not successful, the Company's results of operations could be adversely affected. Specifically, the division's operations in Germany and France are not profitable at the present early stage of expansion, due in part to a soft retailing environment, low brand awareness, and Company investments in infrastructure, including expansion of the European Support Office. The Company's ability to grow successfully in the continental European markets will depend in part on determining a sustainable profit formula to build brand loyalty and gain market share in the especially challenging retail environment of Germany and France.

  The Company has begun a process to integrate the Gap and GapKids field organizations over the next 18 months to achieve a singular brand focus. Thinking and acting as a single brand will allow the Company to better serve its customers, to work more closely with the community, and to take full advantage of real estate opportunities. Integration also will allow the Company to staff more consistently and train more completely. The integration process entails a number of risks, including decreased product knowledge of sales associates due to increased product assortments and diversion of sales associates' attention adversely impacting customers' experience and quality of service, diversion of management's attention from other business matters, and possible employee dissatisfaction with changes in job scope or supervisor assignments. In particular, sales productivity may decline as sales associates learn new product information and selling techniques. To mitigate these risks, the Company will implement a phased approach that accommodates employee training, provides time for supervisors to become confident and competent in the new environment, and pilots certain aspects of the integration before rollout.

  The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000. A program office was established in 1997 to coordinate the identification, evaluation, and implementation of any necessary changes to computer systems, applications, and business processes. The costs associated with this effort are expected to be incurred through 1999 and are not expected to have a material impact on results of operations, cash flows, or financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issue, nor can the Company fully predict the consequences of noncompliance.

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

  The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, seasonal adaptation, changes in customer preference or lack of consumer acceptance of fashion items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on the extent of the markdowns and amount of inventory affected.

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

SUPPLIERS
---------

  The Company purchases merchandise from approximately 1,200 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 1997 purchases. Of the Company's merchandise sold worldwide during fiscal 1997, approximately 27% of all units (representing approximately 18% of total cost) were produced domestically while the remaining 73% of all units (82% of cost) were made outside the United States. Approximately 6% of the Company's total merchandise units (representing 8% of cost) was from Hong Kong, with the remainder coming from 42 other countries. Any event causing a sudden disruption of imports from Hong Kong or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

  The Company cannot predict whether any of the countries in which its products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. government, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, or both, against apparel items could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company pursues a diversified global import strategy which includes relationships with vendors in over 40 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. The current financial instability in Asia is an example of the instability which could affect some suppliers adversely. Although to date the instability in Asia has not had a material adverse effect on the Company's ability to import apparel and therefore the Company's results of operations and financial condition, no assurances can be given that they will not have such an effect in the future.

SEASONAL BUSINESS
-----------------

  The Company's business follows a seasonal pattern, peaking over a total of about 10 to 12 weeks during the Back-to-School (mid-August through early September) and Holiday (early November through December) periods. During fiscal year 1997, these periods accounted for approximately 35% of the Company's annual sales.

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

  The performance of the Company in recent years has increased imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive. In addition, the success of the Company's operations depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. A decline in consumer spending on apparel could have a material adverse effect on the Company's net sales and profitability.

ADVERTISING
-----------

  In fiscal 1997, the Company increased its investment in advertising and marketing as a percentage of sales by 0.8 percentage points over the prior year. Besides expanding the number of print ads placed in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines, the Company's ads appeared in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and gigantic billboards spanning entire buildings. In addition, the Company ran TV ads for its Gap, GapKids, and babyGap concepts and TV and radio ads for Old Navy. The Company plans to continue increasing its investments in advertising and marketing as a percentage of sales in 1998. There can be no assurances that these increased investments will result in increased sales or profitability.

EMPLOYEES
---------

  On January 31, 1998, the Company had a work force of approximately 81,000 employees. The Company also hires temporary employees during the peak Back-to-School and Holiday seasons. The Company considers its employee relations to be good.

TRADEMARKS AND SERVICE MARKS
----------------------------

  The trademarks and service marks for Gap, GapKids, babyGap, Banana Republic and Old Navy, and certain other trademarks either have been registered, or have trademark applications pending, with the United States Patent and Trademark Office and with the registries of many foreign countries.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

  The Chairman of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Executive Officer of the Company. Robert J. Fisher is Executive Vice President of the Company and President of Gap Division. Each of Donald G. Fisher, Robert J. Fisher and Millard S. Drexler is a director of the Company and the required information with respect to each of them is set forth in the table located in the section entitled "Nominees for Election as Directors" of the 1998 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

     NAME, AGE, POSITION AND PRINCIPAL OCCUPATION DURING PAST FIVE YEARS:

     ANNE B. GUST, 40, Senior Vice President and General Counsel since April 1994; Vice President - General Counsel, 1993-94. Joined the Company in 1991.

     WARREN R. HASHAGEN, 47, Senior Vice President - Finance and Chief Financial Officer since November 1995; Senior Vice President - Finance, 1992-95. Joined the Company in 1982.

     JOHN B. WILSON, 38, Chief Operating Officer since March 1998; Executive Vice President since October 1996; and Chief Administrative Officer from October 1996 to March 1998. Executive Vice President, Finance and Strategy and Chief Financial Officer of Staples, Inc., 1992-96.

ITEM 2 - PROPERTIES

  During fiscal year 1997, the Company opened 298 stores and closed 22. The newly-opened stores include 98 Gap stores (including 18 international locations), 76 GapKids and babyGap stores (including 21 international locations), 34 Banana Republic stores (including one store in Canada), and 90 Old Navy stores. In addition, during fiscal 1997, the Company expanded 98 stores. The expanded stores include 48 Gap stores, 19 GapKids stores, 27 Banana Republic stores, and 4 Old Navy stores. The 2,130 stores operating as of January 31, 1998 aggregated approximately 15 million square feet. The Company leases virtually all of its store premises. Terms generally range from five to 15 years with one or two five-year renewal options. Most leases provide for additional rent based on a percentage of store sales above a certain level in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved. In the United States, the Company's stores are located in all of the 50 largest metropolitan statistical areas.

  The Company currently leases most of its headquarters and regional office buildings, as well as its Eastern Distribution Center (EDC) and Kentucky Distribution Center (KDC). The EDC/KDC in Erlanger, Kentucky together consist of approximately 1,220,000 square feet. Their lease term runs through February 28, 2003, with options to extend the lease for an additional 30 years. In order to capitalize on synergies with the nearby EDC/KDC, the Company leases a 325,000 square foot structure for consolidation/deconsolidation purposes and has recently entered into a lease for a 520,000 square foot facility for distribution purposes, both in Hebron, Kentucky.

  The Company owns its Canadian Distribution Center (CDC) located in Brampton, Ontario. It consists of approximately 363,000 square feet. The Company owns its Western Distribution Center (WDC), a 344,000 square-foot facility located in Ventura, California, as well as an adjacent five acre parcel for possible future expansion. The Atlantic Distribution Center (ADC), a facility owned by the Company in Edgewood, Maryland, covers approximately 745,000 square feet. The Company also owns 156 adjacent acres, portions of which could be used for potential expansion of the ADC. The Southern Distribution Center (SDC), a facility owned by the Company in Gallatin, Tennessee, consists of approximately 769,000 square feet. The Company also owns its Holland Distribution Center
(HDC), a 127,000 square foot facility located in Roosendaal, The Netherlands, to serve its European stores, and its Japan Distribution Center (JDC), a 30,000 square foot facility located in Funabashi City, Chiba, Japan, to serve its Japanese stores. Both these facilities are operated by third parties.

  During the third quarter of 1997, the Company commenced construction on a 565,000 square foot distribution center in Fresno, California. The facility is expected to be in operation in early 1999.

  In late 1997, the Company completed construction of a 189,000 square foot building in San Bruno, California which serves as part of the Company's headquarters facilities. The Company continues to explore alternatives for additional corporate offices in San Francisco and San Bruno, California. The Company acquired land in 1997 in San Francisco and in the fourth quarter entered into a purchase contract to acquire land in San Bruno.

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

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

  The information required by this item is incorporated herein by reference to page 25 of the 1997 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to pages 20 and 21 of the 1997 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to pages 22-25 of the 1997 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is incorporated herein by reference to page 38 of the Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to pages 26-37 of the 1997 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III
                                   --------

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the section entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement. See also Item 1 above in the section entitled "Executive Officers of the Registrant."

     In addition, the following persons currently are directors of the Company, but will not stand for re-election at the Annual Meeting of Shareholders to be held on April 28, 1998:

                                                                                                        SERVED AS
                                                                                                        DIRECTOR
NAME, AGE, PRINCIPAL OCCUPATION DURING PAST FIVE YEARS AND OTHER INFORMATION                             SINCE
----------------------------------------------------------------------------                           ----------
LUCIE J. FJELDSTAD, 54...............................................................................       1995
  President, Fjeldstad International, consulting company, 1997-present, 1993-95.  President, Video and Networking, Tektronix, Inc., electronics company, 1995-97.  Vice President and General
   Manager, Multimedia, IBM, 1992-93.  Director of Entergy Corp. DE, utility holding company; and
   Director of Data Dimensions Inc., a year 2000 software company.

WILLIAM A. HASLER, 56................................................................................       1991
  Dean, Haas Graduate School of Business, University of California, Berkeley since 1991.  Director of Tenera, Inc., information services company; Director of Aphton, Inc., biotechnology pharmaceutical company; Director of Walker Interactive Systems, Inc., software company; and
   Director of TCSI, communications technology company.  Governor of the Pacific Stock Exchange.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Compensation of Directors," "Summary of Executive Compensation," "Stock Options," "Employment Contracts and Termination of Employment Arrangements," and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Beneficial Ownership of Shares" in the 1998 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled "Other Reportable Transactions" in the 1998 Proxy Statement.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

          (1)  Financial Statements
               --------------------

                (i) Independent Auditors' Report.  Incorporated by reference to page 26 of the 1997 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

               (ii) The consolidated balance sheets as of January 31, 1998 and
                    February 1, 1997 and the related consolidated statements of earnings, cash flows, and shareholders' equity and notes thereto for each of the three fiscal years in the period ended January 31, 1998 are incorporated by reference to pages 27-37 of the 1997 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

          (2)  Financial Statement Schedules
               -----------------------------

               Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

          (3)  Exhibits
               --------

               Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 12 of this Annual Report on Form 10-K.

     (b) No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE GAP, INC.



Date:  April 3, 1998                    By /s/ MILLARD S. DREXLER
                                          -----------------------
                                        Millard S. Drexler,
                                        Chief Executive Officer
                                        (Principal Executive Officer)


Date:  April 3, 1998                    By /s/ WARREN R. HASHAGEN
                                           ----------------------
                                        Warren R. Hashagen,
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 3, 1998            By  /s/ ADRIAN D.P. BELLAMY
                                    ------------------------------
                                    Adrian D. P. Bellamy, Director



Date:  April 3, 1998            By  /s/ JOHN G. BOWES
                                    ------------------------------
                                    John G. Bowes, Director



Date:  April 3, 1998            By  /s/ MILLARD S. DREXLER
                                    ------------------------------
                                    Millard S. Drexler, Director



Date:  April 3, 1998            By  /s/ DONALD G. FISHER
                                    ------------------------------
                                    Donald G. Fisher, Director



Date:  April 3, 1998            By  /s/ DORIS F. FISHER
                                    ------------------------------
                                    Doris F. Fisher, Director

  SIGNATURES (con't.)
  -------------------



Date:  April 3, 1998            By  /s/ ROBERT J. FISHER
                                    -------------------------------
                                    Robert J. Fisher, Director



Date:  April 3, 1998            By  /s/ LUCIE J. FJELDSTAD
                                    -------------------------------
                                    Lucie J. Fjeldstad, Director



Date:  April 3, 1998            By  /s/ WILLIAM A. HASLER
                                    -------------------------------
                                    William A. Hasler, Director



Date:  April 3, 1998            By  /s/ JOHN M. LILLIE
                                    -------------------------------
                                    John M. Lillie, Director



Date:  April 3, 1998            By  /s/ CHARLES R. SCHWAB
                                    -------------------------------
                                    Charles R. Schwab, Director



Date:  April 3, 1998            By  /s/ BROOKS WALKER, JR.
                                    -------------------------------
                                    Brooks Walker, Jr., Director



Date:  April 3, 1998            By  /s/ SERGIO ZYMAN
                                    -------------------------------
                                    Sergio Zyman, Director

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

4 Indenture, dated September 1, 1997, between the Registrant and Harris Trust Company of California filed as Exhibit 4 to Registrant's Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

10.1 Credit Agreement dated as of July 1, 1997 between the Registrant; Citicorp USA Inc.; Bank Of America National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited; Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank AG New York Branch and/or Cayman Islands Branch; Union Bank Of Switzerland, New York Branch; U.S. National Bank Of Oregon; and Citibank, N.A. filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.2 Credit Agreement dated as of July 1, 1997 between the Registrant; Citicorp USA Inc.; Bank Of America National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited; Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank AG New York Branch and/or Cayman Islands Branch; Union Bank of Switzerland, New York Branch; U.S. National Bank of Oregon; and Citibank, N.A. filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.


      EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.3 1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 33-54690.

10.4 Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File
       No. 33-54686.

10.5 GapShare, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 333-00417.

10.6 Amendment No. 5 to GapShare filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

10.7   Description of Management Incentive Cash Award Plan filed as Exhibit
       10.34 to Registrant's Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562.

10.8 Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 33-56021.

10.9   Amendment No. 1 to the Employee Stock Purchase Plan.

10.10 Amended and Restated Executive Management Incentive Cash Award Plan, filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 23, 1995, Commission File No. 1-7562.

10.11 Deferred Compensation Plan filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562.

10.12 Executive Capital Accumulation Plan filed as Exhibit 10.36 to Registrant's Annual Report on Form 10-K for the year ended January 28, 1995, Commission File No. 1-7562.

10.13 1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.14 Amendment Number 1 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.15  Amendment Number 2 to the Registrant's 1996 Stock Option and Award Plan.

10.16 Form of Nonqualified Stock Option Agreement for employees under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.17 Form of Nonqualified Stock Option Agreement for directors under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.18 Form of Restricted Stock Agreement under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.19 Executive Long-Term Cash Award Performance Plan, filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.20 Relocation Loan Plan, filed as Exhibit A to Registrant's definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562.

10.21 Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as Exhibit
       10.34 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562.

10.22 Restricted Stock Award Agreement, dated April 13, 1992, between Registrant and Millard Drexler, filed as Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.23 First Amendment to Restricted Stock Award Agreement, dated October 23, 1992, between Registrant and Millard Drexler, filed as Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.24  Non-Employee Director Retirement Plan, dated October 27, 1992, filed as
       Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.25  Statement Regarding Non-Employee Director Retirement Plan

10.26  The Gap, Inc. Nonemployee Director Deferred Compensation Plan, filed as
       Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265.

10.27 Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265.

10.28  Employment Arrangement, dated July 16, 1997, between Registrant and John
       B. Wilson, filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended February 1, 1997, Commission File No. 1-7562.

13 Portions of Registrant's annual report to security holders for the fiscal year ended January 31, 1998.

21     Subsidiaries of Registrant.

23     Consent of Deloitte & Touche LLP.

27.1   Financial Data Schedule for the year ended January 31, 1998.

27.2   Financial Data Schedule by quarter for the year ended February 1, 1997.

27.3 Financial Data Schedule by quarter for the first three quarters of fiscal 1997.