Form 10-Q
period 1998-05-02
GAP INC
filed 1998-06-12
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
[ X ]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 2, 1998 or

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

     Common Stock, $0.05 par value, 392,842,829 shares as of May 30, 1998


PART 1                                          GAP INC.
ITEM 1                                          CONDENSED CONSOLIDATED BALANCE SHEETS


(Unaudited)
(in thousands, except par value)                 May 2,          January 31,     May 3,
                                                  1998              1998          1997
ASSETS
Current Assets:
Cash and equivalents                            $   836,314    $    913,169    $    244,643
Short-term investments                              -               -               112,268
Merchandise inventory                               823,305         733,174         628,693
Prepaid expenses and other current assets           184,815         184,604         151,132
   Total Current Assets                            1,844,434      1,830,947       1,136,736

Property and equipment, net                        1,475,099      1,365,246       1,174,003
Long-term investments                                -              -                64,623
Lease rights and other assets                        162,193        141,309         127,053
   Total Assets                                 $  3,481,726   $  3,337,502    $  2,502,415

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                   $     97,264   $     84,794    $     86,241
Accounts payable                                     376,413        416,976         296,089
Accrued expenses                                     438,514        389,412         213,698
Income taxes payable                                  71,009         83,597          58,927
Deferred lease credits and other                      15,824         16,769           8,845
  current liabilities
   Total Current Liabilities                         999,024        991,548         663,800

Long-term Liabilities:
Long-term debt                                       496,147        496,044          -
Deferred lease credits and other liabilities         291,999        265,924         219,973
   Total Long-Term Liabilities                       788,146        761,968         219,973

Shareholders' Equity:
Common stock $.05 par value
   Authorized 1,500,000 shares
   Issued 441,074, 439,923
   and 477,831 shares
   Outstanding 392,721, 393,133
   and 407,086 shares                                 22,054         21,996          23,892
Additional paid-in capital                           376,050        317,674         452,358
Retained earnings                                  2,509,420      2,392,750       2,002,458
Foreign currency translation adjustments             (12,722)       (15,230)         (7,316)
Deferred compensation                                (36,965)       (38,167)        (42,897)
Treasury stock, at cost                           (1,163,281)    (1,095,037)       (809,853)
   Total Shareholders' Equity                      1,694,556      1,583,986       1,618,642
Total Liabilities and Shareholders' Equity      $  3,481,726   $  3,337,502    $  2,502,415


See accompanying notes to condensed consolidated financial statements.


            GAP INC.
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


Unaudited                                         Thirteen Weeks Ended
($000 except per share amounts)
                                                   May 2, 1998        May 3, 1997

Net sales                                         $   1,719,712      $   1,231,186

Costs and expenses

  Cost of goods sold and
    occupancy expenses                                1,031,004            789,126

  Operating expenses                                    472,144            311,911

  Net interest income                                    (1,141)            (4,738)

Earnings before income taxes                            217,705            134,887

Income taxes                                             81,639             50,583

Net earnings                                      $      136,066    $       84,304


Weighted average number of shares - basic           388,650,880        402,803,539

Weighted average number of shares - diluted         405,000,437        413,316,480

Earnings per share - basic                                 $.35               $.21

Earnings per share - diluted                               $.34               $.20

Cash dividends per share                                   $.05               $.05

See accompanying notes to condensed consolidated financial statements.


                                      GAP INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



Unaudited ($000)                                              Thirteen Weeks Ended
                                                   May 2, 1998         May 3, 1997
 Cash Flows from Operating Activities:
  Net earnings                                     $   136,066          $   84,304
  Adjustments to reconcile net earnings to net
     provided by operating activities:
   Depreciation and amortization (a)                    74,801              56,659
   Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock     42,624               7,095
   Change in operating assets and liabilities:
     Merchandise inventory                             (90,016)            (51,018)
     Prepaid expenses and other                         (2,966)            (24,970)
     Accounts payable                                  (38,685)            (53,912)
     Accrued expenses                                   49,019             (68,504)
     Income taxes payable                              (12,587)            (32,800)
     Deferred lease credits and other
       long-term liabilities                            22,440              25,218

 Net cash provided by (used for) operating activities  180,696             (57,928)

 Cash Flows from Investing Activities:
  Net proceeds from maturity of short-term investments       0              43,747
  Net purchase of long-term investments                      0             (48,868)
  Net purchase of property and equipment              (174,156)            (93,787)
  Acquisition of lease rights and other assets         (19,700)               (378)

 Net cash used for investing activities               (193,856)            (99,286)

 Cash Flows from Financing Activities:
  Net increase in notes payable                         12,677              46,874
  Issuance of common stock                              11,191              10,870
  Net purchase of treasury stock                       (68,244)           (121,052)
  Cash dividends paid                                  (19,396)            (20,198)

 Net cash used for financing activities                (63,772)            (83,506)

 Effect of exchange rate changes on cash                    77                (281)

 Net decrease in cash and equivalents                  (76,855)           (241,001)

 Cash and equivalents at beginning of year             913,169             485,644
 Cash and equivalents at end of quarter             $  836,314          $  244,643

See accompanying notes to condensed consolidated financial statements.
(a) Includes amortization of restricted stock, discounted stock options and discount on long-term debt.


     GAP INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (Unaudited)


1.     BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 2, 1998 and May 3, 1997 and the interim condensed consolidated statements of earnings and cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at May 2, 1998 and May 3, 1997, and for all periods presented.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

     The condensed consolidated balance sheet as of January 31, 1998 was derived from the Company's January 31, 1998 balance sheet included in the 1997 Annual Report.

     The results of operations for the thirteen weeks ended May 2, 1998 are not necessarily indicative of the operating results that may be expected for the year ending January 30, 1999.


2.     COMPREHENSIVE EARNINGS

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.
This Statement requires that all components of comprehensive earnings be reported prominently in the financial statements. For the Company, other comprehensive earnings includes only the foreign currency translation adjustments. Total comprehensive earnings for the first quarter of 1998 and 1997 were as follows (in thousands):


                                          Thirteen        Thirteen
                                         Weeks Ended     Weeks Ended
                                         May 2, 1998     May 3, 1997

Net earnings                               $136,066          $84,304

Foreign currency translation adjustments      2,508           (2,129)

Total comprehensive earnings               $138,574          $82,175


3.     FINANCIAL INSTRUMENTS

     The Company enters into foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are primarily designated and effective as hedges of commitments to purchase merchandise. The market value gains and losses on these contracts are deferred and recognized as part of the underlying cost to purchase the merchandise.

     At the end of the first quarter, the Company had various put option contracts to repurchase up to 1,550,000 shares of Gap stock. The contracts have exercise prices ranging from $34.67 to $38.37, with expiration dates ranging from May 1998 through August 1998.

4.     EARNINGS PER SHARE

     Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options and restricted stock resulted in potential dilution of basic EPS. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares for basic EPS.

                                             Thirteen       Thirteen
                                               Weeks          Weeks
                                               Ended          Ended
                                            May 2, 1998     May 3, 1997

Weighted-average  number of shares - basic   388,650,880   402,803,539

Incremental shares from assumed
issuance of:
    Stock options                             13,119,936     5,863,800
    Restricted stock                           3,229,621     4,649,141

Weighted-average number of shares - diluted  405,000,437   413,316,480


     The number of incremental shares from the assumed issuance of stock options and restricted stock is calculated applying the treasury stock method.

     Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 3,401,193 shares of common stock during the first quarter of fiscal 1998 and 6,921,979 during the first quarter of fiscal 1997. Issuance of these securities would have resulted in an antidilutive effect on EPS.



Deloitte &      50 Fremont Street                     Telephone (415)247-4000
   Touche LLP   San Francisco, California 94105-2230  Facsimile (415)247-4329

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 2, 1998 and May 3, 1997 and the related condensed consolidated statements of earnings and cash flows for the thirteen- week periods ended May 2, 1998 and May 3, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Deloitte & Touche LLP

May 12, 1998


GAP INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information below contains certain forward-looking statements which reflect the current view of Gap Inc. (the "Company") with respect to future events and financial performance. Wherever used, the words "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, and/or trade restrictions and political or financial instability in countries where the Company's goods are manufactured and other factors that may be described in the Company's Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability remain difficult to predict.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Net Sales
                                             Thirteen weeks ended
                                        May 2, 1998      May 3, 1997
Net sales ($000)                         $1,719,712       $1,231,186


Total net sales growth percentage                40               11

Comparable store sales growth percentage         17               <3>

Net sales per average square foot              $109              $95

Square footage of gross store space (000)    15,975           13,163

                                             Fifty-two        Fifty-two
                                             weeks ended      weeks ended
                                             May 2, 1998      May 3, 1997
Number of
  New stores                                     298             230
  Expanded stores                                112              49
  Closed stores                                   18              33


The total net sales growth in the first quarter of 1998 over the same period last year was attributable primarily to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores, as well as to the increase in comparable store sales.

The increase in net sales per average square foot for the first quarter of 1998 was primarily attributable to increases in comparable store sales.



Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased to 60.0 percent for the first quarter of 1998 from 64.1 percent for the same period in 1997. The resulting 4.1 percentage point increase in gross margin net of occupancy expenses was attributable to a 2.7 percentage point increase in merchandise margin as a percentage of net sales and a 1.4 percentage point decrease in occupancy expenses as a percentage of net sales.

The increase in merchandise margin as a percentage of net sales was primarily attributable to a greater percentage of merchandise sold at regular prices when compared to the same period last year. Margin achieved on marked-down goods was also higher than that of last year. The decrease in occupancy expense as a percentage of net sales was primarily attributable to leverage achieved from the increase in comparable store sales.

The Company continually reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings, depending upon the extent of the markdowns and amount of inventory affected.



Operating Expenses

Operating expenses as a percentage of net sales were 27.4 percent for the first quarter of 1998 compared to 25.3 percent in 1997.

The 2.1 percentage point increase was primarily attributable to a 1.1 percentage point increase in advertising/marketing costs as part of the Company's brand development efforts. An increase in incentive bonus expense of 1.3 percentage points also contributed to the increase. The Company increased its rate of accrual for bonus due to the stronger earnings performance measured against the annual target. The increase in operating expense from advertising and bonus was partially offset by the leverage from comparable store sales growth.


Net Interest Income/Expense

Net interest income was approximately $1.1 million for the first quarter of 1998 compared to $4.7 million for the same period last year. The decrease in 1998 was due to the interest expense related to the long-term debt securities issued during the third quarter of 1997, a decrease in gross average investments and a decrease in investment interest rates.



Income Taxes

The effective tax rate was 37.5 percent for both of the thirteen weeks ended May 2, 1998 and May 3, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

Thirteen weeks ended

May 2, 1998  May 3, 1997


Cash provided by (used for) operating activities ($000)   $180,696  ($57,928)

Working capital ($000)                                    $845,410  $472,936

Current ratio                                               1.85:1    1.71:1


For the thirteen weeks ended May 2, 1998, the increase in cash flows provided by operating activities was attributable to the timing of certain payables, an increase in net earnings, and an increase in tax benefit from the vesting of restricted stock.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $950 million, consisting of an $800 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 30, 2002. These credit facilities provide for the issuance of up to $450 million in letters of credit. The Company has additional uncommitted credit facilities of $300 million for the issuance of letters of credit. At May 2, 1998, the Company had outstanding letters of credit of approximately $582 million.

To provide financial flexibility, the Company issued $500 million of 6.9 percent, 10-year debt securities in fiscal 1997. The proceeds from this issuance are being used for general corporate purposes, including store expansion, brand investment, development of additional distribution channels and repurchases of the Company's common stock pursuant to its ongoing repurchase program.

For the thirteen weeks ended May 2, 1998, capital expenditures, net of construction allowances and dispositions, totaled approximately $173 million. These expenditures resulted in a net increase in store space of approximately 662,000 square feet or 4 percent due to the addition of 69 new stores, the expansion of 31 stores and the remodeling of certain stores.

For 1998, the Company expects capital expenditures to total approximately $700 million, net of construction allowances. This represents the addition of 300 to 350 new stores, the expansion of approximately 80 to 90 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, a distribution center, equipment and a catalogue facility for the Banana Republic division. The Company expects to fund such capital expenditures with cash flow from operations and other sources of financing. Square footage growth is expected to be 18 to 20 percent before store closings.
New stores are generally expected to be leased.

To further support its growth, the Company continues to explore alternatives for additional headquarters facilities in San Francisco and San Bruno, California. The Company acquired the rights to purchase land in San Francisco and acquired additional land in San Bruno.

During 1997 the Company commenced construction on a distribution center for an estimated cost at completion of $60 million. The majority of the expenditures for this facility will be incurred this fiscal year and is thus included in the projected capital expenditures above. The facility is expected to begin operations in early 1999.

In October 1996, the Board of Directors approved a program under which the Company may repurchase up to 45 million shares of its outstanding common stock in the open market over a three-year period. During the first quarter, the Company acquired 1.6 million shares for approximately $72 million. To date under this program, 29.7 million shares have been repurchased for approximately $816 million.

During the first quarter of 1998, the Company held various put option contracts in connection with the share repurchase program to hedge against stock price fluctuations. The Company also continued to enter into foreign exchange forward contracts to reduce exposure to foreign currency exchange risk involved in its commitments to purchase merchandise for foreign operations. Additional information on these contracts and agreements is presented in the Notes to Condensed Consolidated Financial Statements
(Note 3).

The Company is addressing the need to ensure that its operations will not be adversely impacted by software or other system failures related to year 2000. A program office was established in 1997 to coordinate the identification, evaluation and implementation of any necessary changes to computer systems, applications, and business processes. The costs associated with this effort are expected to be incurred through 1999 and are not expected to have a material impact on the results of operations, cash flows or financial condition in any given year. However, no assurances can be given that the Company will be able to completely identify or address all year 2000 compliance issues, or that third parties with whom the Company does business will not experience system failures as a result of the year 2000 issues, nor can the Company fully predict the consequences of noncompliance.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The market risk of the Company's financial instruments as of May 2, 1998 has not significantly changed since January 31, 1998. The market risk profile on January 31, 1998 is disclosed in the Company's 1997 Annual Report.




PART II

OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

     a) On April 28, 1998 the Annual Meeting of Stockholders of the Company was held in San Francisco, California. There were 393,500,175 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.


     b)     The following directors were elected:

                                     Vote For           Vote Withheld
Adrian D.P. Bellamy                348,053,603              570,254
John G. Bowes                      348,052,103              571,754
Millard S. Drexler                 348,053,780              570,077
Donald G. Fisher                   348,035,560              588,297
Doris F. Fisher                    348,052,403              571,454
Robert J. Fisher                   348,053,903              569,954
John M. Lillie                     348,053,903              569,954
Charles R. Schwab                  322,738,625           25,885,232
Brooks Walker, Jr.                 348,051,953              571,904
Sergio Zyman                       348,053,303              570,554

     There were no abstentions and no broker non-votes.


     c) The amendment to the Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock was approved with 284,038,802 votes in favor and 64,309,322 against.

     There were 213,938 abstentions and 61,794 broker non-votes.

     d) The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending January 30, 1999 was ratified with 347,622,959 votes in favor and 796,099 against.

     There were 204,799 abstentions.



Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

           (3) Certificate of Amendment of Amended and Restated Certificate of Incorporation

          (10)     Amended and Restated GapShare Plan

          (15)     Letter re: Unaudited Interim Financial Information

          (27)     Financial Data Schedule

     b) The Company did not file any reports on Form 8-K during the three months ended May 2, 1998.



                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GAP, INC.



Date: June 10, 1998          By /s/ Warren R. Hashagen
                                    Warren R. Hashagen
                                    Chief Financial Officer
                               (Principal financial officer of the registrant)




Date: June 10, 1998           By /s/ Millard S. Drexler
                                     Millard S. Drexler
                                     President and Chief Executive Officer





                        EXHIBIT INDEX

(3)        Certificate of Amendment of Amended and
           Restated Certificate of Incorporation

(10)       Amended and Restated GapShare Plan

(15)       Letter re: Unaudited Interim Financial Information

(27)       Financial Data Schedule