Form 10-Q
period 1998-08-01
GAP INC
filed 1998-09-10
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                          	Washington, D.C. 20549

                                	FORM 10-Q

(Mark One)
[ X ]		Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 1, 1998 or

[   ]		Transition report pursuant to Section 13 or 15(d) of the Securities
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

	Common Stock, $0.05 par value, 386,317,796 shares as of August 28, 1998

                                       GAP INC.
PART 1                      CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)        August 1,      January 31,    August 2,
                                           1998            1998          1997
ASSETS
Current Assets:
Cash and equivalents                   $   515,207    $    913,169   $   220,148
Short-term investments                      29,532          -             37,454
Merchandise inventory                    1,102,693         733,174       791,925
Prepaid expenses and other current asset   186,589         184,604       151,562
  Total Current Assets                   1,834,021       1,830,947     1,201,089

Property and equipment, net              1,576,440       1,365,246     1,234,384
Long-term investments                        -              -              5,465
Lease rights and other assets              172,688         141,309       135,811
  Total Assets                         $ 3,583,149    $  3,337,502   $ 2,576,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                          $    93,006    $     84,794   $    90,245
Accounts payable                           530,275         416,976       384,464
Accrued expenses                           585,159         389,412       264,499
Income taxes payable                        43,955          83,597        31,402
Deferred lease credits and                  12,585          16,769        11,905
     and other current liabilities
  Total Current Liabilities              1,264,980         991,548       782,515

Long-term Liabilities:
Long-term debt                             496,250         496,044         -
Deferred lease credits and                 292,620         265,924       234,273
     other liabilities
  Total Long-Term Liabilities              788,870         761,968       234,273

Shareholders' Equity:
Common stock $.05 par value
  Authorized 1,500,000 shares
  Issued 441,701, 439,923
  and 477,842 shares
  Outstanding 388,270, 393,133
  and 402,068 shares                        22,085          21,996        23,892
Additional paid-in capital                 406,656         317,674       469,089
Retained earnings                        2,626,800       2,392,750     2,051,955
Foreign currency translation adjustment    (16,980)        (15,230)       (6,490)
Deferred compensation                      (34,365)        (38,167)      (38,068)
Treasury stock, at cost                 (1,474,897)     (1,095,037)     (940,417)
  Total Shareholders' Equity             1,529,299       1,583,986     1,559,961
Total Liabilities and                  $ 3,583,149    $  3,337,502   $ 2,576,749
        Shareholders' Equity


See accompanying notes to condensed consolidated financial statements.

                                  GAP INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


Unaudited                       Thirteen Weeks Ended    Twenty-six Weeks Ended
($000 except per share amounts)
                                 August 1,   August 2,   August 1,   August 2,
                                   1998        1997        1998        1997

Net sales                       $1,904,970 $ 1,345,221 $ 3,624,682 $ 2,576,407

Costs and expenses

  Cost of goods sold and         1,135,165     883,086   2,166,169   1,672,212
    occupancy expenses

  Operating expenses               550,128     352,462   1,022,272     664,373

  Net interest (income)/expense        678      (1,459)       (463)     (6,197)

Earnings before income taxes       218,999     111,132     436,704     246,019

Income taxes                        82,125      41,674     163,764      92,257

Net earnings                    $   136,874 $   69,458 $   272,940 $   153,762


Weighted average number of      388,632,895 398,414,470 388,641,885 400,613,268
     shares - basic
Weighted average number of      406,472,605 410,092,007 405,811,066 411,872,378
     shares - diluted
Earnings per share - basic      $      0.35 $      0.17 $      0.70 $      0.38

Earnings per share - diluted    $      0.34 $      0.17 $      0.67 $      0.37

Cash dividends per share        $      0.05 $      0.05 $      0.10 $      0.10

See accompanying notes to condensed consolidated financial statements.


                                    GAP INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



Unaudited ($000)                                             Twenty-six Weeks Ended

                                               August 1, 1998     August 2, 1997
 Cash Flows from Operating Activities:
  Net earnings                                 $     272,940      $     153,762
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
    Depreciation and amortization (a)                152,524             126,540
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock   56,012              12,707
   Change in operating assets and liabilities:
     Merchandise inventory                          (371,397)           (213,821)
     Prepaid expenses and other                       (5,858)            (25,251)
     Accounts payable                                115,212              36,366
     Accrued expenses                                196,461             (17,525)
     Income taxes payable                            (39,708)            (60,321)
     Deferred lease credits and other
      long-term liabilities                           18,248              36,310

 Net cash provided by operating activities           394,434              48,767

 Cash Flows from Investing Activities:
  Net (purchase)/proceeds from maturity of           (29,532)            137,263
     short-term investments
  Net purchase of long-term investments                    -              (8,378)
  Net purchase of property and equipment            (349,025)           (211,383)
  Acquisition of lease rights and other assets       (31,420)            (10,681)

 Net cash used for investing activities             (409,977)            (93,179)

 Cash Flows from Financing Activities:
  Net increase in notes payable                       10,761              50,279
  Issuance of common stock                            26,766              20,782
  Net purchase of treasury stock                    (379,860)           (251,616)
  Cash dividends paid                                (38,890)            (40,160)

 Net cash used for financing activities             (381,223)           (220,715)

 Effect of exchange rate changes on cash              (1,196)               (369)

 Net decrease in cash and equivalents               (397,962)           (265,496)

 Cash and equivalents at beginning of year           913,169             485,644
 Cash and equivalents at end of quarter        $    515,207        $    220,148

See accompanying notes to condensed consolidated financial statements.
(a) Includes amortization of restricted stock, discounted stock options and discount on long-term debt.



                            GAP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.     BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of August 1, 1998 and August 2, 1997 and the interim condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997 and cash flows for the twenty-six week periods ended August 1, 1998 and August 2, 1997 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at August 1, 1998 and August 2, 1997, and for all periods presented.

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

     The results of operations for the twenty-six weeks ended August 1, 1998 are not necessarily indicative of the operating results that may be expected for the year ending January 30, 1999.


2.     COMPREHENSIVE EARNINGS

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires that all components of comprehensive earnings be reported prominently in the financial statements. For the Company, other comprehensive earnings includes only foreign currency translation adjustments. Total comprehensive earnings for the thirteen and twenty-six weeks ended August 1, 1998 and August 2, 1997 were as follows (in thousands):

                           Thirteen    Thirteen   Twenty-six   Twenty-six
                         Weeks Ended Weeks Ended  Weeks Ended  Weeks Ended
                            August 1,  August 2,   August 1,    August 2,
                              1998        1997       1998         1997
Net earnings                $136,874    $69,458     $272,940     $153,762
Foreign currency
   translation adjustments    (4,258)       826       (1,750)      (1,303)

Total comprehensive
earnings                    $132,616    $70,284     $271,190     $152,459



3.     FINANCIAL INSTRUMENTS

     The Company enters into foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are primarily designated and effective as hedges of commitments to purchase merchandise. The market value gains and losses on these contracts are deferred and recognized as part of the underlying cost to purchase the merchandise.

     At the end of the second quarter, the Company held various put option contracts to repurchase up to 1,800,000 shares of Gap stock. The contracts have exercise prices ranging from $38.37 to $60.00, with expiration dates ranging from August 1998 through December 1998.

4.     EARNINGS PER SHARE

     Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options and restricted stock resulted in potential dilution of basic
EPS. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares for basic EPS.

                          Thirteen       Thirteen   Twenty-six    Twenty-six
                         Weeks Ended   Weeks Ended  Weeks Ended   Weeks Ended
                         August 1,       August 2,   August 1,     August 2,
                           1998            1997        1998          1997
Weighted-average number
 of shares - basic        388,632,895  398,414,470  388,641,885  400,613,268

Incremental shares from
assumed issuance of:
    Stock options         15,765,710     7,771,360   14,411,689   6,933,917
    Restricted stock       2,074,000     3,906,177    2,757,492   4,325,193

Weighted-average number
 of shares - diluted     406,472,605   410,092,007  405,811,066 411,872,378

     The number of incremental shares from the assumed issuance of stock options and restricted stock is calculated applying the treasury stock method.

     Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 752,396 and 1,337,356 shares of common stock during the thirteen and twenty-six weeks ended August 1, 1998 respectively, and 7,912 and 89,995 shares during the thirteen and twenty-six weeks ended August 2, 1997, respectively. Issuance of these securities would have resulted in an antidilutive effect on EPS.






Deloitte &
  Touche
            Deloitte & Touche LLP                  Telephone: (415)247-4000
            50 Fremont Street                      Facsimile: (415)247-4329
            San Francisco, California 94105-2230


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of August 1, 1998 and August 2, 1997 and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 and condensed consolidated statements of cash flows for the twenty-six week periods ended August 1, 1998 and August 2, 1997. These financial statements are the responsibility of the Company's management.

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

/s/ Deloitte & Touche LLP

August 11, 1998



                           GAP, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information below contains certain forward-looking statements which reflect the current view of Gap Inc. (the "Company") with respect to future events and financial performance. Wherever used, the words "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where the Company's goods are manufactured and/or disruption to operations from Year 2000 issues, and other factors that may be described in the Company's Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability remain difficult to predict.

It is suggested that this document be read in conjunction with the Management's Discussion and Analysis included in the Company's 1997 Annual Report on Form 10-K and in subsequent Forms 10-Q.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


RESULTS OF OPERATIONS

Net Sales
                            Thirteen Weeks Ended    Twenty-six Weeks Ended
                           August 1,    August 2,    August 1,  August 2,
                             1998         1997         1998       1997
Net sales ($000)           1,904,970    1,345,221   3,624,682   2,576,407
Total net sales
    growth percentage             42           20          41          15
Comparable store sales
    growth percentage             19            4          18           0
Net sales per average
    square foot ($)              116           99         225         194
Square footage of gross store
    space at period end (000) 16,799       13,750         N/A         N/A




                                                      Fifty-two    Fifty-two
                                                    Weeks Ended   Weeks Ended
                                                  August 1, 1998 August 2, 1997
Number of
  New stores                                            304           254
  Expanded stores                                       135            56
  Closed stores                                          16            27

The increases in net sales for the second quarter and the first half of 1998 over the same periods last year were primarily attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores, as well as to the increase in comparable store sales.

The increases in net sales per average square foot were primarily attributable to the increases in comparable store sales.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 6.0 and 5.1 percentage points in the second quarter and first half of 1998, respectively, from the same periods in 1997. The decreases were driven by increased merchandise margins and decreased occupancy expenses as a percentage of sales. Merchandise margins improved due to increased regular price selling and greater margins achieved on marked down goods.

For both the second quarter and first half of 1998, the decreases in occupancy expenses as a percentage of net sales were primarily driven by leverage achieved through the growth in comparable store sales and total sales growth.

As a general business practice, the Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.


Operating Expenses

Operating expenses as a percentage of net sales increased 2.7 and 2.4 percentage points for the second quarter and the first half of 1998, respectively, from the comparable periods in 1997. The increases were driven by significantly higher advertising/marketing costs as part of the Company's brand development efforts. These were partially offset by leverage from comparable store sales growth and total sales growth.


Net Interest Income/Expense

Net interest expense increased in the second quarter from the same period last year, and net interest income decreased in the first half of 1998 from the same period last year, primarily due to the interest expense related to the long-term debt securities issued in the third quarter of fiscal 1997. The interest expense was offset partially by greater interest income resulting from an increase in both average investments and the average investment interest rate.


Income Taxes

The effective tax rate was 37.5 percent for the first half of 1998 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:





                                 Twenty-six Weeks Ended
                              August 1, 1998    August 2, 1997

Cash provided by operating
   activities ($000)               394,434          48,767

Working capital ($000)             569,041         418,574

Current ratio                       1.45:1          1.53:1


For the twenty-six weeks ended August 1, 1998, the increase in cash flows provided by operating activities was primarily attributable to the timing of certain payables and an increase in net earnings, partially offset by purchases of merchandise inventory.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $950 million, consisting of an $800 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 30, 2002. These credit facilities provide for the issuance of up to $450 million in letters of credit. The Company has additional uncommitted credit facilities of $400 million for the issuance of letters of credit. At August 1, 1998, the Company had outstanding letters of credit of approximately $764 million.

To provide financial flexibility, the Company issued $500 million of 6.9 percent, 10-year debt securities in fiscal 1997. The proceeds from this issuance are being used for general corporate purposes, including store expansion, brand investment, development of additional distribution channels and repurchases of the Company's common stock pursuant to its ongoing repurchase program.

For the twenty-six weeks ended August 1, 1998, capital expenditures, net of construction allowances and dispositions, totaled approximately $343 million. These expenditures resulted in a net increase in store space of approximately 1.5 million square feet or 10 percent due to the addition of 147 new stores, the expansion of 73 stores, and the remodeling of certain stores.

For 1998, the Company expects capital expenditures to exceed $700 million, net of construction allowances. This represents the addition of 300 to 350 new stores, the expansion of approximately 100 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, distribution centers, equipment, and a catalog facility for the Banana Republic division. The Company expects to fund these capital expenditures with cash flow from operations and other sources of financing. New stores are generally expected to be leased.

To further support its growth, the Company acquired land in San Francisco and additional land in San Bruno on which to construct additional headquarter facilities.

During 1997 the Company commenced construction on a distribution center for an estimated cost at completion of $60 million. The majority of the expenditures for this facility will be incurred this fiscal year and is thus included in the projected capital expenditures above. The facility is expected to begin operations in early 1999.

Under the Company's 45 million share repurchase program, the Company acquired 7 million shares for approximately $391 million during the first half of 1998. To date under this program, 35.2 million shares have been repurchased for approximately $1.1 billion.

During the first half of 1998, the Company entered into various put option contracts in connection with the share repurchase program to hedge against stock price fluctuations. The Company also continued to enter into foreign exchange forward contracts to reduce exposure to foreign currency exchange risk involved in its commitments to purchase merchandise for foreign operations. Additional information on these contracts and agreements is presented in the Notes to Condensed Consolidated Financial Statements (Note
3).


YEAR 2000 ISSUE

The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts on three areas: (1) information systems software and hardware; (2) facilities and distribution equipment; and (3) third-party relationships.

The Program. The Company has adopted a five-phase Year 2000 program consisting of: Phase I -- identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II -- assessment of items identified in Phase I; Phase III -- remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers;
Phase IV -- testing of systems and components following remediation; and Phase V -- developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phase I, has made substantial progress on Phases II, III and IV, and is beginning Phase
V.

Information Systems Software and Hardware. The Company has completed Phase II and has made substantial progress in Phase III. Phase IV testing is being conducted concurrently with Phase III activities. The Company is on track to complete remediation, testing and implementation of its individual information systems by mid-1999.

Facilities and Distribution Equipment. The Company has made substantial progress on Phase II scheduled for completion by the end of 1998.

Third-Party Relationships. The Company has substantially completed Phase II and is actively working on Phase III.

Risks / Contingency Plans. Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a large number of geographically dispersed stores and has a large supplier base and believes that this will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate. The Company believes that by the end of 1998, it will be able to fully determine its most reasonably likely worst case scenarios. Potential sources of risk include (a) the inability of principal suppliers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers, and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. Phase V contingency plan development is in process.

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Less than $30 million has been allocated to address the Year 2000 issue, of which $8.5 million has been incurred through August 1, 1998. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The market risk of the Company's financial instruments as of August 1, 1998 has not significantly changed since January 31, 1998. The market risk profile on January 31, 1998 is disclosed in the Company's 1997 Annual Report.



                               PART II
                         OTHER INFORMATION

Item 5.  Other Information

     In accordance with Rule 14a-4(c)(1) promulgated by the Securities and Exchange Commission, management proxies intend to use their discretionary voting authority with respect to any shareholder proposal raised at the Company's annual meeting as to which the proponent fails to notify the Company on or before February 20, 1999 (45 days prior to the date on which the proxy statement for the Company's prior year's annual meeting was mailed to shareholders).



Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          (15)     Letter re: Unaudited Interim Financial Information

          (27)     Financial Data Schedule

     b) The Company did not file any reports on Form 8-K during the three months ended August 1, 1998.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE GAP, INC.



Date: September 4, 1998           By /s/ Warren R. Hashagen
                                     Warren R. Hashagen
                                     Chief Financial Officer
                            (Principal financial officer of the registrant)




Date: September 4, 1998           By /s/ Millard S. Drexler
                                     Millard S. Drexler
                                     President and Chief Executive Officer



                              EXHIBIT INDEX


(15)     Letter re: Unaudited Interim Financial Information

(27)     Financial Data Schedule