Form 10-Q
period 1998-10-31
GAP INC
filed 1998-12-15
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                          	Washington, D.C. 20549

                                	FORM 10-Q

(Mark One)
[ X ]		Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1998 or

[   ]		Transition report pursuant to Section 13 or 15(d) of the Securities
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

  Common Stock, $0.05 par value, 380,597,122 shares as of November 27, 1998

                                       GAP INC.
PART 1                                 CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
($000 and shares in thousands, except    October 31,    January 31,    November 1,
par value)                                  1998            1998          1997
ASSETS

Current Assets:
Cash and equivalents                   $   271,518    $    913,169   $   627,760
Merchandise inventory                    1,374,916         733,174       980,531
Prepaid expenses and other current assets  195,013         184,604       154,670
  Total Current Assets                   1,841,447       1,830,947     1,762,961

Property and equipment, net              1,748,840       1,365,246     1,319,462
Lease rights and other assets              164,474         141,309       142,653
  Total Assets                         $ 3,754,761    $  3,337,502   $ 3,225,076

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable               $   526,428    $     84,794   $   115,245
Accounts payable                           536,408         416,976       433,313
Accrued expenses                           570,363         389,412       349,999
Income taxes payable                        42,008          83,597        93,395
Deferred lease credits and other            12,351          16,769        15,170
 current liabilities
  Total Current Liabilities              1,687,558         991,548     1,007,122

Long-term Liabilities:
Long-term debt                             496,352         496,044       495,941
Deferred lease credits and other           314,855         265,924       249,151
 liabilities
  Total Long-Term Liabilities              811,207         761,968       745,092

Shareholders' Equity:
Common stock $.05 par value
  Authorized 1,500,000 shares
  Issued 663,488; 659,884;
  and 717,213 shares
  Outstanding 570,049; 589,700;
  and 592,744 shares                        33,174          32,994        35,861
Additional paid-in capital                 418,971         306,676       475,140
Retained earnings                        2,845,441       2,392,750     2,196,647
Foreign currency translation adjustment    (11,298)        (15,230)       (7,790)
Deferred compensation                      (35,874)        (38,167)      (43,908)
Treasury stock, at cost                 (1,994,418)     (1,095,037)   (1,183,088)
  Total Shareholders' Equity             1,255,996       1,583,986     1,472,862
Total Liabilities and Shareholders'    $ 3,754,761    $  3,337,502   $ 3,225,076
 Equity

See accompanying notes to condensed consolidated financial statements.


         GAP INC.
  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


Unaudited                         Thirteen Weeks Ended    Thirty-nine Weeks Ended
($000 except per share amounts)
                                 October 31,   November 1,   October 31,   November 1,
                                    1998          1997          1998        1997

Net sales                       $  2,399,948  $  1,765,939  $  6,024,630  $  4,342,346

Costs and expenses
  Cost of goods sold and           1,376,005     1,044,673     3,542,174     2,716,885
    occupancy expenses

  Operating expenses                 636,745       453,977     1,659,017     1,118,350

  Net interest (income)/expense        6,800         4,052         6,337        (2,145)

Earnings before income taxes         380,398       263,237       817,102       509,256

Income taxes                         142,649        98,714       306,413       190,971

Net earnings                    $    237,749  $    164,523  $    510,689  $    318,285


Weighted average number of       571,318,832   591,855,020   579,080,645   597,898,512
 shares - basic
Weighted average number of       597,431,414   613,436,672   605,073,243   617,202,378
 shares - diluted
Earnings per share - basic      $       0.42  $       0.28   $      0.88  $       0.53

Earnings per share - diluted    $       0.40  $       0.27   $      0.84  $       0.52

Cash dividends per share        $       0.03  $       0.03   $      0.10  $       0.10

See accompanying notes to condensed consolidated financial statements.


                                     GAP INC.
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited ($000)                                             Thirty-nine Weeks Ended

                                               October 31, 1998   November 1, 1997
 Cash Flows from Operating Activities:
  Net earnings                                      $510,689            $318,285
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
    Depreciation and amortization (a)                236,413             194,571
    Tax benefit from exercise of stock options by
     employees and from vesting of restricted stock   67,018              16,047
   Change in operating assets and liabilities:
     Merchandise inventory                          (641,672)           (401,827)
     Prepaid expenses and other                      (13,636)            (32,789)
     Accounts payable                                120,690              81,647
     Accrued expenses                                179,922              67,138
     Income taxes payable                            (41,742)              1,598
     Deferred lease credits and other
      long-term liabilities                           37,404              52,462

 Net cash provided by operating activities           455,086             297,132

 Cash Flows from Investing Activities:
  Net proceeds from maturity of short-term inve            -             174,709
  Net purchase of long-term investments                    -              (2,939)
  Net purchase of property and equipment            (591,056)           (352,745)
  Acquisition of lease rights and other assets       (20,474)            (13,223)

 Net cash used for investing activities             (611,530)           (194,198)

 Cash Flows from Financing Activities:
  Net increase in notes payable                      438,393              73,031
  Issuance of long-term debt                               -             495,890
  Issuance of common stock                            32,462              23,838
  Purchase of treasury stock net of reissuances     (899,382)           (494,287)
  Cash dividends paid                                (57,998)            (59,990)

 Net cash used for financing activities             (486,525)             38,482

 Effect of exchange rate changes on cash               1,318                 700

 Net decrease in cash and equivalents               (641,651)            142,116

 Cash and equivalents at beginning of year           913,169             485,644
 Cash and equivalents at end of quarter             $271,518            $627,760


See accompanying notes to condensed consolidated financial statements.
(a) Includes amortization of restricted stock, discounted stock options and discount on long-term debt.



GAP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.	BASIS OF PRESENTATION

	The condensed consolidated balance sheets as of October 31, 1998 and November 1, 1997 and the interim condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 and cash flows for the thirty-nine week periods ended October 31, 1998 and November 1, 1997 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at October 31, 1998 and November
1, 1997, and for all periods presented.

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

	The results of operations for the thirty-nine weeks ended October 31, 1998 are not necessarily indicative of the operating results that may be expected for the year ending January 30, 1999.


2.	THREE-FOR-TWO STOCK SPLIT

	On October 28, 1998, the Company's Board of Directors authorized a three-for-two split of its common stock effective November 30, 1998, in the form of a stock dividend for shareholders of record at the close of business on November 11, 1998. All share and per share amounts in the accompanying consolidated financial statements for all periods have been restated to reflect the stock split.


3.	COMPREHENSIVE EARNINGS

	During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.
This Statement requires that all components of comprehensive earnings be reported in the financial statements. For the Company, other comprehensive earnings includes only foreign currency translation adjustments. Total comprehensive earnings for the thirteen and thirty-nine weeks ended October 31, 1998 and November 1, 1997 were as follows
(in thousands):


                      Thirteen      Thirteen      Thirty-nine    Thirty-nine
                      Weeks Ended   Weeks Ended   Weeks Ended    Weeks Ended
                      October 31,   November 1,   October 31,    November 1,
                        1998          1997          1998           1997

Net earnings            $237,749      $164,523      $510,689      $318,285

Foreign currency
translation adjustments    5,682        (1,300)        3,932        (2,603)

Total comprehensive
earnings                $243,431      $163,223      $514,621      $315,682


4.	FINANCIAL INSTRUMENTS

	The Company enters into foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are primarily designated and effective as hedges of commitments to purchase merchandise. The market value gains and losses on these contracts are deferred and recognized as part of the underlying cost to purchase the merchandise.

	At the end of the third quarter, the Company held various put option contracts to repurchase up to 1,650,000 shares of Gap stock. The contracts have an exercise price of $40.00, with expiration dates extending through January 1999.

5.	EARNINGS PER SHARE

	Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options and restricted stock resulted in potential dilution of basic EPS. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares for basic EPS.



                     Thirteen       Thirteen      Thirty-nine    Thirty-nine
                     Weeks Ended    Weeks Ended   Weeks Ended    Weeks Ended
                     October 31,    November 1,   October 31,    November 1,
                       1998            1997          1998           1997


Weighted-average number of
shares - basic         571,318,832  591,855,020   579,080,645    597,898,512

Incremental shares from
assumed issuance of:
    Stock options       23,042,775   16,023,132    22,246,213     13,165,906
    Restricted stock     3,069,807    5,558,520     3,746,385      6,137,960

Weighted-average number
of shares - diluted    597,431,414  613,436,672   605,073,243    617,202,378


	The number of incremental shares from the assumed issuance of stock options and restricted stock is calculated applying the treasury stock method.

	Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 1,992,332 and 2,234,084 shares of common stock during the thirteen and thirty-nine weeks ended October 31, 1998 respectively, and 41,378 and 297,846 shares during the thirteen and thirty-nine weeks ended November 1, 1997, respectively. Issuance of these securities would have resulted in an antidilutive effect on EPS.

6.	NEW ACCOUNTING PRONOUNCEMENT

	In June 1998 the Financial Accounting Standards Board issued Statements of Financial Accounting Standard (SFAS) No. 133, Accounting for
Derivative Instruments and Hedging Activities, which requires that all derivative instruments be recorded on the balance sheet at fair value, and that changes in the fair value of the derivative instruments be recorded in net earnings or comprehensive earnings. SFAS 133 must be adopted for fiscal years beginning after June 15, 1999, with earlier adoption permitted. Management has determined that adoption of SFAS 133 will not have a material impact on the Company's consolidated financial statements.



Deloitte &
  Touche LLP
50 Fremont Street                       Telephone: (415) 247-4000
San Francisco, California 94105-2230    Facsimile: (415) 247-4329


INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The
Gap, Inc. and subsidiaries as of October 31, 1998 and November 1, 1997 and the related condensed consolidated statements of earnings for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 and condensed consolidated statements of cash flows for the thirty-nine week periods ended October 31, 1998 and November 1, 1997. These financial statements are the responsibility of the Company's management.

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

November 10, 1998

Deloitte Touche
Tohmatsu
International



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

It is suggested that this document be read in conjunction with the Management's
Discussion and Analysis included in the Company's 1997 Annual Report on Form
10-K.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


RESULTS OF OPERATIONS

Net Sales

                         Thirteen Weeks Ended      Thirty-nine Weeks Ended
                         October 31,   November 1,  October 31, November 1,
                            1998          1997         1998        1997

Net sales ($000)          2,399,948    1,765,939   6,024,630    4,342,346

Total net sales
growth percentage                36           28          39           20

Comparable store sales growth
percentage                       13            9          16            4

Net sales per average square
foot ($)                        138          123         366          319

Square footage of gross store
space at period end (000)                             17,858       14,679

                                                        Fifty-two    Fifty-two
                                                        Weeks Ended  Weeks Ended
                                                       October 31,  November 1,
                                                          1998           1997

Number of
  New stores                                                285            281
  Expanded stores                                           134             76
  Closed stores                                              18             27



The increases in net sales for the third quarter and year-to-date 1998 over the same periods last year were attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores, as well as to the increase in comparable store sales.

The increases in net sales per average square foot were primarily attributable to the increases in comparable store sales.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.9 and 3.8 percentage points in the third quarter and year-to-date
1998, respectively, from the same periods in 1997. The decreases were driven by increased merchandise margins and decreased occupancy expenses as a percentage of sales. The increase in merchandise margin for the quarter was driven by higher initial merchandise markup and higher margins achieved on marked-down goods.

For the year-to-date period, the increase in merchandise margin as a percentage of net sales was due to a greater percentage of merchandise sold at regular price and higher margins from marked-down goods.

For both the third quarter and year-to-date 1998, the decreases in occupancy expenses as a percentage of net sales were primarily driven by leverage achieved through the growth in comparable store sales and total sales growth.

As a general business practice, the Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings depending upon the extent of the markdowns and amount of inventory affected.


Operating Expenses

Operating expenses as a percentage of net sales increased .8 and 1.8 percentage points for the third quarter and year-to-date 1998, respectively, from the comparable periods in 1997. The increases were driven by significantly higher advertising/marketing costs as part of the Company's continued brand development efforts. These were partially offset by decreased write-offs of leasehold improvements and fixtures of certain stores, and leverage from comparable store sales growth and total sales growth. A decrease in bonus as a percentage of sales also positively affected the operating expense rate in the quarter.


Net Interest Income/Expense

Net interest expense increased in the third quarter and year-to-date period from the same periods last year, primarily due to an increase in average borrowings.


Income Taxes

The effective tax rate was 37.5 percent for year-to-date 1998 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:



                                     Thirty-nine Weeks Ended
                              October 31, 1998     November 1, 1997

Cash provided by operating
activities ($000)                   455,086              297,132

Working capital ($000)              153,889              755,839

Current ratio                        1.09:1               1.75:1


For the thirty-nine weeks ended October 31, 1998, the increase in cash flows provided by operating activities was primarily attributable to the increase in net earnings and timing of certain payables, partially offset by purchases of merchandise inventory.

The decreases in working capital and current ratio are primarily due to a decrease in cash and increase in short-term borrowings. The Company issued approximately $500 million in short-term commercial paper during the third quarter to partially finance its increased capital expenditures and repurchases of its common stock.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and normal trade credit arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to twelve weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $950 million, consisting of an $800 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 30, 2002. These credit facilities provide for the issuance of up to $450 million in letters of credit. The
Company has additional uncommitted credit facilities of $450 million for the issuance of letters of credit. At October 31, 1998, the Company had outstanding letters of credit of approximately $575 million.

For the thirty-nine weeks ended October 31, 1998, capital expenditures, net of construction allowances and dispositions, totaled approximately $599 million.
These expenditures resulted in a net increase in store space of approximately
2.5 million square feet due to the addition of 224 new stores, the expansion of 103 stores, and the remodeling of certain stores.

For 1998, the Company expects capital expenditures to exceed $750 million, net of construction allowances. This represents the addition of 300 to 350 new stores, the expansion of approximately 100 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, distribution centers, equipment, and a catalog facility. The Company expects to fund these capital expenditures with cash flows from operations and other sources of financing.
New stores are generally expected to be leased.

To further support its growth, the Company acquired land in 1998 in San Bruno and San Francisco on which to construct additional headquarter facilities.
Construction commenced during the third quarter on the San Francisco property.

During 1997 the Company commenced construction on a distribution center for an estimated cost at completion of $60 million. The majority of the expenditures for this facility will be incurred this fiscal year and is thus included in the projected capital expenditures above. The facility is expected to begin operations in early 1999.

In October 1998, the Board of Directors approved a program under which the Company may purchase up to 45 million shares of its common stock. This program follows an earlier 67.5 million share repurchase program, under which the Company acquired 23.8 million shares for approximately $910 million during 1998. To date under the earlier program 66.1 million shares have been repurchased for approximately $1.7 billion. These amounts exclude approximately 1.65 million shares subject for repurchase under outstanding put option contracts. All share amounts reflect the three-for-two stock split effective November 30, 1998 described in the Notes to Condensed Consolidated
Financial Statements (Note 2).

During 1998, the Company entered into various put option contracts in connection with the share repurchase program to hedge against stock price fluctuations. The Company also continued to enter into foreign exchange forward contracts to reduce exposure to foreign currency exchange risk involved in its commitments to purchase merchandise for foreign operations. Additional information on these contracts and agreements is presented in the Notes to Condensed Consolidated Financial Statements (Note 4).



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

The Program. The Company has adopted a five-phase Year 2000 program consisting of: Phase I - identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems;
Phase II - assessment of items identified in Phase I; Phase III - remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV - testing of systems and components following remediation; and Phase V - developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I and II and continues to make progress according to plan on Phases III, IV and V.

Information Systems Software and Hardware. The Company has completed Phase II and has made substantial progress in Phase III. Phase IV testing is being conducted concurrently with Phase III activities. The Company is on track to complete remediation, testing and implementation of its individual information systems by mid-1999.

Facilities and Distribution Equipment. The Company has completed Phase II and is actively working on Phase III.

Third-Party Relationships. The Company has completed Phase II and is actively working on Phase III.

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

The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Approximately $30 million has been allocated to address the Year 2000 issue, of which $10 million has been incurred through October 31, 1998. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 ready or costs to implement any contingency plans.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       The market risk of the Company's financial instruments as of October
31, 1998 has not significantly changed since January 31, 1998. The market risk profile on January 31, 1998 is disclosed in the Company's 1997 Annual
Report. The net change in unrealized losses since January 31, 1998 for the Company's foreign exchange forward contracts and long-term debt was $13 million.




PART II

OTHER INFORMATION

Item 5.  Other Information
On October 28, 1998, the Company's Board of Directors authorized a three-for-two split of its common stock effective November 30, 1998. The following selected financial data has been restated to reflect the stock split.


                                         1997           1996           1995           1994           1993
Fiscal Year                            52 Weeks       52 Weeks       53 Weeks       52 Weeks       52 Weeks
Earnings Per Share - basic                  $0.90          $0.72          $0.57          $0.51          $0.41
Earnings Per Share - diluted                $0.87          $0.71          $0.55          $0.49          $0.40
Weighted-Average Shares - basic       594,269,963    625,719,947    626,577,596    632,466,639    626,858,004
Weighted-Average Shares - diluted     615,301,137    640,900,830    641,628,773    647,429,741    643,406,853
Number of shares outstanding          589,699,542    617,663,996    647,432,964    651,441,371    653,619,276
 net of treasury shares

                                       Thirteen      Thirteen         Thirteen
                                      Weeks Ended   Weeks Ended      Weeks Ended
Fiscal 1998 Quarter Ended             May 2, 1998  August 1, 1998  October 31, 1998
Earnings Per Share - basic                  $0.23          $0.23           $0.42
Earnings Per Share - diluted                $0.22          $0.22           $0.40
Weighted-Average Shares - basic       582,976,320    582,949,343     571,318,832
Weighted-Average Shares - diluted     607,500,656    609,708,908     597,431,414
Number of shares outstanding          589,081,187    582,405,242     570,048,782
 net of treasury shares

                                       Thirteen      Thirteen         Thirteen         Thirteen
                                      Weeks Ended   Weeks Ended      Weeks Ended      Weeks Ended
Fiscal 1997 Quarter Ended             May 3, 1997  August 2, 1997  November 1, 1997  January 1, 1998
Earnings Per Share - basic                  $0.14          $0.12           $0.28          $0.37
Earnings Per Share - diluted                $0.14          $0.11           $0.27          $0.36
Weighted-Average Shares - basic       604,205,309    597,621,705     591,855,020    583,357,655
Weighted-Average Shares - diluted     619,974,720    615,138,011     613,436,672    606,532,092
Number of shares outstanding          610,628,429    603,102,425     592,743,868    589,699,542
 net of treasury shares

Item 6.  Exhibits and Reports on Form 8-K

       a)   Exhibits

(10.1)   Amendment Number 3 to the Registrant's 1996 Stock Option and
Award Plan

(10.2)   Amendment Number 1 to the Registrant's Non-employee Director
Deferred Compensation Plan

(10.3)   The Gap, Inc. Executive Deferred Compensation Plan

(10.4)   Form of Nonqualified Stock Option Agreement for consultants under Registrant's 1996 Stock Option and Award Plan

(10.5)   Form of Nonqualified Stock Option Agreement for employees in
France under Registrant's 1996 Stock Option and Award Plan

(10.6)   Form of Nonqualified Stock Option Agreement for
international employees under Registrant's 1996 Stock Option and Award Plan

(10.7)   Form of Nonqualified Stock Option Agreement for employees in
Japan under Registrant's 1996 Stock Option and Award Plan

(10.8)   Form of stock option agreement for employees under the UK
Sub-plan to the U.S. Stock Option and Award Plan

(15)     Letter re: Unaudited Interim Financial Information

(27)     Financial Data Schedule

       b) The Company did not file any reports on Form 8-K during the three months ended October 31, 1998.







SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE GAP, INC.



Date: December 7, 1998                          By /s/ Warren R. Hashagen
                                                  Warren R. Hashagen
                                                  Chief Financial Officer
                                                  (Principal financial officer
                                                    of the registrant)




Date: December 7, 1998                          By /s/ Millard S. Drexler
                                                   Millard S. Drexler
                                                   President and Chief
                                                     Executive Officer



EXHIBIT INDEX



(10.1)       Amendment Number 3 to the Registrant's 1996 Stock Option
and Award Plan

(10.2)   Amendment Number 1 to the Registrant's Non-employee Director
Deferred Compensation Plan

(10.3)   The Gap, Inc. Executive Deferred Compensation Plan

(10.4)   Form of Nonqualified Stock Option Agreement for consultants under Registrant's 1996 Stock Option and Award Plan.

(10.5)   Form of Nonqualified Stock Option Agreement for employees in
France under Registrant's 1996 Stock Option and Award Plan.

(10.6)       Form of Nonqualified Stock Option Agreement for
international employees under Registrant's 1996 Stock Option and Award Plan.

(10.7)       Form of Nonqualified Stock Option Agreement for
employees in Japan under Registrant's 1996 Stock Option and
Award Plan.

(10.8)       Form of stock option agreement for employees under the
UK Sub-plan to the U.S. Stock Option and Award Plan

(15)       Letter re: Unaudited Interim Financial
Information

(27)       Financial Data Schedule