Form 10-K
period 1999-01-30
GAP INC
filed 1999-04-22
CIK 39911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

                         Commission File Number 1-7562

                                 THE GAP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           94-1697231
       -------------------                               ------------------
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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

       The aggregate market value of the common equity held by non-affiliates of the registrant as of March 12, 1999 was approximately $24,332,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

       The number of shares of the registrant's Common Stock outstanding as of March 15, 1999 was 572,932,578.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1999 (hereinafter referred to as the "1999 Proxy Statement") are incorporated into Parts I and III.

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 30, 1999 (hereinafter referred to as the "1998 Annual Report to Shareholders") are incorporated into Parts II and IV.

                The Exhibit Index is located on Page 13 hereof.

     This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the Company's current view with respect to future events and financial performance. Whenever used, the words "expect," "plan," "anticipate," "believe" and similar expressions identify forward-looking statements.

     Any such forward-looking statements are subject to risks and uncertainties and the Company's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in Item 1 of this report below, and include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where the Company's goods are manufactured, disruption to operations from Year 2000 issues and/or other factors that may be described in the Company's filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict.

     The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I
                                     ------

Item 1 - Business

General
-------

     The Gap, Inc. (together with its subsidiaries, the "Company") is a global specialty retailer which operates stores selling casual apparel, personal care and other accessories for men, women and children under the Gap, Banana Republic and Old Navy brands. As of February 27, 1999, the Company operated 2,448 stores in the United States, Canada, the United Kingdom, France, Germany and Japan.

     The Company designs virtually all of its products, which in turn are manufactured by independent sources, and sells them under its brands in the following store formats:

           Gap, GapKids, and babyGap. Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics, such as denim, khakis and T-shirts, to accessories and personal care products for men and women aged teen to adult. The Company entered the children's apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual basics, outerwear, shoes and other accessories in the tradition of Gap style and quality for children aged newborn through teen. As of February 27, 1999, the Company operated a total of 1,749 Gap brand stores which include: 1,109 Gap stores and 640 GapKids stores. The Gap brand stores include 165 Gap stores and 133 GapKids stores in international locations.

           Banana Republic. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored clothing and accessories for men and women at higher price points. Banana Republic products range from clothing, including intimate apparel, to personal care products and home products. As of February 27, 1999, the Company operated 292 Banana Republic stores, including 10 in Canada.

           Old Navy. The Company launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants, as well as other items including personal care products, in an innovative, exciting shopping environment. As of February 27, 1999, the Company operated 407 Old Navy stores .

     The Company established "Gap Online" in 1997, a web-based store located at www.gap.com. GapKids and babyGap web-based stores were established in 1998. Products from Gap, GapKids and babyGap stores can be purchased online. In 1998, Banana Republic introduced a catalog format, which offers clothing and accessories comparable to those carried in its store collections, and is aimed at developing a closer relationship with its customer base.

     During fiscal 1998, the Company continued to focus on developing and growing its brands and believes that its brands are among its most important assets. The Company is taking action to maintain and strengthen brand loyalty, including significantly increasing its investment in advertising and marketing. The Company continues to add flagship stores and increase television advertising to complement its in-store customer service focus. The Company also continues to invest in store expansion as well as development of new distribution channels to address changing market requirements. Its new channels of distribution include Gap Online and a catalog for Banana Republic. The Company has limited operating history in these new channels of distribution and is faced with competition from established retailers in these new lines. There is no guarantee that these investments will result in increased profitability.

     The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

Year 2000 Issue
---------------

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

     The Program. The Company has adopted a five-phase Year 2000 program consisting of: Phase I--identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II--assessment of items identified in Phase I; Phase III-- remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV--testing of systems and components following remediation; and Phase V--developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I and II and continues to make progress according to plan on Phases III, IV and V.

     Information Systems Software and Hardware. The Company has completed Phase II and has made substantial progress on Phase III. Phase IV testing is being conducted concurrently with Phase III activities. Management believes that the Company is on track to complete remediation, testing and implementation of its individual information systems by mid-1999. Phase V contingency planning has begun and is expected to be complete by the end of the third quarter of 1999.

     Facilities and Distribution Equipment. The Company has completed Phase II and is actively working on Phase III. Phase IV testing and Phase V contingency planning are scheduled to begin in the first quarter of 1999.

     Third-Party Relationships. The Company has completed Phase II and is actively working on Phase III. Phase IV certification and Phase V contingency planning are expected to begin in the first quarter of 1999.

     Risks / Contingency Plans. Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a large number of geographically dispersed stores and has a large supplier base and believes that these factors will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate.

     The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (a) the inability of principal suppliers or logistics providers to be Year 2000 ready, which could result in delays in product deliveries from such suppliers or logistics providers, and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company is preparing plans to flow inventory around an assumed period of disruption to the supply chain, which could include accelerating selected critical products to reduce the impact of significant failure.

     The Company does not expect the costs associated with its Year 2000 efforts to be substantial. Approximately $30 million has been budgeted to address the Year 2000 issue, of which $16.5 million has been expensed through January 30, 1999. The Company's aggregate estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000-ready or costs to implement any contingency plans.

Merchandise Inventory, Replenishment and Distribution
-----------------------------------------------------

     The retail apparel business fluctuates according to changes in customer preferences dictated in part by fashion and season. These fluctuations especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are evidenced by customer purchases. The Company is also vulnerable to changing fashion trends. In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons when the Company and other retailers generally build up their inventory levels. The Company must enter into contracts for the purchase and manufacture of apparel well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases.

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

     Because the Company does not carry much replenishment inventory in its stores, such inventory is maintained in the Company's distribution centers in California, Kentucky, Maryland, Ohio, Tennessee, Canada and The Netherlands, and in distribution centers operated by third parties in Japan and England, and then shipped to the stores.

Store Operations and Expansion
------------------------------

     The Company's stores offer a shopper-friendly environment with an assortment of casual clothing and accessories which emphasize style, quality and good value. The range of apparel displayed in each store varies significantly depending on the selling season and the size and location of the store.

     The Company's stores generally are open seven days per week (where permitted by law), three to six nights per week and most holidays. All sales are tendered for cash, personal checks or credit cards issued by others, including a Banana Republic private label credit card.

     The Company's continued success depends, in part, upon its ability to increase sales at existing store locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company's growth will result in enhanced profitability or that it will continue at the same rate in future years.

     In early 1998, the Company began a process to integrate the Gap and GapKids field organizations to achieve a singular brand focus. This process of integration allowed Gap and GapKids to think and act as a single brand which allowed the Company to better serve its customers, work more closely with the community, and take full advantage of real estate opportunities. To date, integration has been successful and has allowed the Company to gain efficiencies in staffing and training. As the Company continues the process of integration a number of risks exist, including possible employee concerns with changes in job scope or supervisor assignments and diversion of management's attention from other business matters. The Company continues to implement integration in a phased approach that accommodates employee training and provides time for supervisors to become confident and competent in the new environment.

International Expansion
-----------------------

     The Company continued to expand internationally in fiscal 1998. It is faced with competition in European and Japanese markets from established regional and national chains. If international expansion is not successful, the Company's results of operations could be adversely affected. The Company's ability to grow successfully in the continental European markets will depend in part on determining a sustainable profit formula to build brand loyalty and gain market share in the especially challenging retail environments of France and Germany.

     Certain financial information about international operations is set forth in Note A to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 Financial Statements and Supplementary Data.

Suppliers
---------

     The Company purchases merchandise from approximately 1,200 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 1998 purchases. Of the Company's merchandise sold during fiscal 1998 approximately 20% of all units (representing approximately 12% of total cost) were produced domestically while the remaining 80% of all units (88% of cost) were made outside the United States. Approximately 6% of the Company's total merchandise units (representing 11% of cost) was from Hong Kong, with the remainder coming from 54 other countries. Any event causing a sudden disruption of imports from Hong Kong or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

     The Company cannot predict whether any of the countries in which its products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by U.S. or foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, or both, against apparel items could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company pursues a diversified global sourcing strategy which includes relationships with vendors in over 50 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions. The current financial instability in Asia is an example of the instability which could affect some suppliers adversely. Although to date the instability in Asia has not had an adverse effect on the Company's ability to import apparel and therefore the Company's results of operations and financial condition, no assurances can be given that they will not have such an effect in the future.

Seasonal Business
-----------------

      The Company's business follows a seasonal pattern, peaking over a total of about 10 to 13 weeks during the Back-to-School (mid-August through early September) and Holiday (November through December) periods. During fiscal year 1998, these periods accounted for approximately 37% of the Company's annual sales.

Competition
-----------

     The Company's business is highly competitive. The Company competes with national and local department, specialty and discount store chains, independent retail stores and internet and catalog businesses which handle similar lines of merchandise. Some competitors have more resources than the Company.

     Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer service are all important factors in competing successfully in the retail industry. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors.

     The performance of the Company in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive. In addition, the success of the Company's operations depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. A decline in consumer spending on apparel could have a material adverse effect on the Company's net sales and profitability.

Advertising
-----------

     In fiscal 1998, the Company significantly increased its investment in advertising and marketing. Besides expanding the number of print ads placed in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines, the Company's ads appeared in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and gigantic billboards spanning entire buildings. The Company continues to run TV ads for all of its brands and radio ads for Old Navy. The Company plans to continue increasing its investments in advertising and marketing in 1999. There can be no assurances that these increased investments will result in increased sales or profitability.

Employees
---------

    On January 30, 1999, the Company had a work force of approximately 111,000 employees. In addition the Company also hires temporary employees during the peak Back-to-School and Holiday seasons. The Company considers its employee relations to be good.

Trademarks and Service Marks
----------------------------

     The Gap, GapKids, babyGap, Banana Republic and Old Navy trademarks and service marks, and certain other trademarks, either have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries.

Executive Officers of the Registrant
------------------------------------

     The Chairman of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Executive Officer of the Company. Robert J. Fisher is Executive Vice President of the Company and President of Gap Division. Each of Donald G. Fisher, Robert J. Fisher and Millard S. Drexler is a director of the Company and the required information for each of them is set forth in the table located in the section entitled "Nominees for Election as Directors" of the 1999 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

     Name, Age, Position and Principal Occupation During Past Five Years:

     Charles K. Crovitz, 45, Executive Vice President, Supply Chain and Technology since September 1998; Senior Vice President of Strategy, Logistics and Information Systems from March 1998 to September 1998; Senior Vice President of Strategic Planning and Business Development from 1993 to March 1998. Joined the Company in 1993.

     Anne B. Gust, 41, Executive Vice President, Human Resources, Legal and Corporate Administration since September 1998; Senior Vice President and General Counsel from April 1994 to September 1998; Vice President - General Counsel, 1993-94. Joined the Company in 1991.

     Warren R. Hashagen, 48, Senior Vice President, Finance and Chief Financial Officer since November 1995; Senior Vice President, Finance, 1992-95. Joined the Company in 1982.

     John B. Wilson, 39, Chief Operating Officer since March 1998; Executive Vice President and Chief Administrative Officer from October 1996 to March 1998. Executive Vice President, Finance and Strategy and Chief Financial Officer of Staples, Inc., 1992-96.

Item 2 - Properties

     During fiscal year 1998, the Company opened 318 stores and closed 20. The newly-opened stores include 102 Gap stores (including 27 international locations), 65 GapKids and babyGap stores (including 23 international locations), 33 Banana Republic stores (including 1 in Canada) and 118 Old Navy stores. In addition, during fiscal 1998, the Company expanded 135 stores. The expanded stores include 91 Gap stores, 17 GapKids stores, 23 Banana Republic stores and 4 Old Navy stores. The 2,428 stores operating as of January 30, 1999 aggregated approximately 19 million square feet. The Company leases virtually all of its store premises. Terms generally range from four to five years with options to renew, or eight to ten years with options to renew and rights to terminate if specified sales levels are not achieved. In the United States, the Company's stores are located in all of the 50 largest metropolitan statistical areas.

     The Company currently leases its regional offices and much of its headquarters office space, including approximately 540,000 square feet in three buildings in San Francisco, California, 265,000 square feet in three buildings in San Bruno, California (near the San Francisco Airport), and 240,000 square feet in a building in New York City. The Company also leases its Eastern Distribution Center/Kentucky Distribution Center complex (EDC/KDC) and certain other distribution facilities. The EDC/KDC facilities in Erlanger, Kentucky (near Cincinnati) consist of approximately 725,000 square feet. Nearby Northern Kentucky facilities include an approximately 325,000 square foot warehouse for consolidation/deconsolidation purposes, an approximately 520,000 square foot warehouse for distribution purposes, and an approximately 175,000 square foot warehouse for supply purposes. The Company also leases a warehouse/call center of approximately 90,000 square feet in Grove City, Ohio (near Columbus), which presently services the Banana Republic catalog; this facility is expected to be expanded to a total of approximately 270,000 square feet by mid-1999 to service other aspects of the Company's direct-to-consumer business (such as Gap Online). The Company leases its Japan Distribution Center (JDC), approximately 65,000 square feet, in Funabashi City, Chiba, Japan. The JDC is operated by a third party. During the fourth quarter of 1998, the Company entered into a lease for an approximately 156,000 square foot warehouse in Essex, England for supply and distribution purposes.

     The Company owns an office facility in San Bruno of approximately 190,000 square feet and nearby land at that site which potentially could accommodate up to an additional 760,000 square feet, and also owns an office/computer facility of approximately 40,000 square feet in Rocklin, California (near Sacramento). The Company currently is in the process of developing an office building of approximately 540,000 square feet near its existing leased facilities in San Francisco, and an office building of approximately 260,000 square feet near its existing leased and owned facilities in San Bruno.

  The Company owns the following distribution facilities:

Title                                       Location                          Square Footage (Approximate)
----------------------------------------------------------------------------------------------------------------
Western Distribution Center (WDC)           Ventura, California               225,000 square feet
----------------------------------------------------------------------------------------------------------------
Atlantic Distribution Center (ADC)          Edgewood, Maryland                600,000 square feet
----------------------------------------------------------------------------------------------------------------
Southern Distribution Center (SDC)          Gallatin, Tennessee               1,030,000 square feet
----------------------------------------------------------------------------------------------------------------
Pacific Distribution Center (PDC)           Fresno, California                530,000 square feet
 (Under Construction)
----------------------------------------------------------------------------------------------------------------
Old Navy East Distribution Center (ODC)     Fishkill, New York                1,400,000 square feet
 (Planned Construction)
----------------------------------------------------------------------------------------------------------------
Canadian Distribution Center (CDC)          Brampton, Ontario                 325,000 square feet
----------------------------------------------------------------------------------------------------------------
Holland Distribution Center (HDC)           Roosendaal, The Netherlands       130,000 square feet

The WDC, ADC and SDC sites have additional land available for expansion or for additional facilities, and the Company presently is constructing a new approximately 555,000 square foot consolidation/deconsolidation facility and a new approximately 655,000 square foot distribution facility at the SDC Gallatin campus.

Item 3 - Legal Proceedings

         The Company has been named as a defendant in two lawsuits relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in California Superior Court in San Francisco by the Union of Needletrades Industrial and Textile Employees, AFL-CIO; Global Exchange; Sweatshop Watch; and Asian Law Caucus against the Company and 17 other parties. The plaintiffs allege violations of California's unlawful, fraudulent and unfair business practices and untrue and misleading advertising statutes in connection with labeling of product and labor practices regarding workers of factories that make product for the Company in Saipan. The plaintiffs seek injunctive relief, restitution, disgorgement of profits and other damages. On March 29, 1999, the Company, along with other defendants, filed a demurrer in California Superior Court in San Francisco, seeking dismissal of the complaint.

         A second complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that the Company (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for the Company. The plaintiffs seek injunctive relief as well as actual and punitive damages. On March 29, 1999, the Company, along with several other defendants, filed a motion in Federal District Court, Central District of California, to transfer the venue of the case to the Commonwealth of the Northern Mariana Islands.

         The Company also is a party to routine litigation incidental to its business. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers.

         The Company has established reserves which management believes are adequate to cover any litigation losses which may occur.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II
                                    -------

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters

     The information required by this item is incorporated herein by reference to page 27 of the 1998 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - Selected Financial Data

         The information required by this item is incorporated herein by reference to pages 22 and 23 of the 1998 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference to pages 24-27 of the 1998 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

          The information required by this item is incorporated herein by reference to page 41 of the 1998 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 8 -  Financial Statements and Supplementary Data

          The information required by this item is incorporated herein by reference to pages 28-40 of the 1998 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 9 -  Changes In and Disagreements With Accountants on   Accounting and
Financial Disclosure

          Not applicable.

                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference to the section entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement. See also Item 1 above in the section entitled "Executive Officers of the Registrant."

Item 11 - Executive Compensation

          The information required by this item is incorporated herein by reference to the sections entitled "Compensation of Directors," "Summary of Executive Compensation," "Stock Options," "Employment Contracts," and "Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated herein by reference to the section entitled "Beneficial Ownership of Shares" in the 1999 Proxy Statement .

Item 13 - Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the section entitled "Other Reportable Transactions" in the 1999 Proxy Statement .

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

                 (1)  Financial Statements
                      --------------------

                      (i) Independent Auditors' Report. Incorporated by reference to page 28 of the 1998 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

                      (ii) The consolidated balance sheets as of January 30, 1999 and January 31, 1998 and the related consolidated statements of earnings, shareholders' equity, cash flows, and notes thereto for each of the three fiscal years in the period ended January 30, 1999 are incorporated by reference to pages 29-40 of the 1998 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

                 (2)  Financial Statement Schedules
                      -----------------------------

                      Schedules have been omitted because they are not required
                 or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

                 (3)  Exhibits
                      --------

                      Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 13 of this Annual Report on Form 10-K.

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

                                 THE GAP, INC.



Date:  March 30, 1999            By /s/ MILLARD S. DREXLER
                                    ----------------------
                                 Millard S. Drexler,
                                 Chief Executive Officer
                                (Principal Executive Officer)


Date:  March 30, 1999            By /s/ WARREN R. HASHAGEN
                                    ----------------------
                                 Warren R. Hashagen,
                                 Senior Vice President
                                 and Chief Financial Officer
                                (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 30, 1999            By  /s/ ADRIAN D.P. BELLAMY
                                     ------------------------------
                                     Adrian D. P. Bellamy, Director



Date:  March 30, 1999            By  /s/ MILLARD S. DREXLER
                                     ----------------------------
                                     Millard S. Drexler, Director


Date:  March 30, 1999            By  /s/ DONALD G. FISHER
                                     --------------------------
                                     Donald G. Fisher, Director



Date:  March 30, 1999            By  /s/ DORIS F. FISHER
                                     -------------------------
                                     Doris F. Fisher, Director


Date:  March 30, 1999            By  /s/ ROBERT J. FISHER
                                     --------------------------
                                     Robert J. Fisher, Director

       SIGNATURES (con't.)
       -------------------


Date:  March 30, 1999            By  /s/ JOHN M. LILLIE
                                     ------------------------
                                     John M. Lillie, Director



Date:  March 30, 1999            By  /s/ CHARLES R. SCHWAB
                                     ---------------------------
                                     Charles R. Schwab, Director


Date:  March 30, 1999            By  /s/ BROOKS WALKER, JR.
                                     ----------------------------
                                     Brooks Walker, Jr., Director


Date:  March 30, 1999            By  /s/ SERGIO S. ZYMAN
                                     -------------------------
                                     Sergio S. Zyman, Director


Date:  March 30, 1999            By  /s/ EVAN S. DOBELLE
                                     -------------------------
                                     Evan S. Dobelle, Director


Date:  March 30, 1999            By  /s/ GLENDA A. HATCHETT
                                     ----------------------
                                     Glenda A. Hatchett

Exhibit Index

3.1      Registrant's Amended and Restated Certificate of Incorporation, filed as
         Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended
         January 30, 1993, Commission File No. 1-7562.

3.2      Certificate of Amendment of Amended and Restated Certificate of Incorporation filed as Exhibit 3 to
         Registrant's Form 10-Q for the quarter ended May 2, 1998, Commission File No. 1-7562

3.3      Registrant's By-Laws, filed as Exhibit C to Registrant's definitive proxy statement for its annual meeting of stockholders held on May 24, 1988, Commission File No. 1-7562

3.4      Amended Article IV of Registrant's By-Laws, filed as Exhibit 4.4 to Registrant's Registration
         Statement on Form S-8, Commission File No. 333-00417

4        Indenture, dated September 1, 1997, between the Registrant and Harris Trust Company of California
         filed as Exhibit 4 to Registrant's Form 10-Q for the quarter ended November 1, 1997, Commission File
         No. 1-7562

10.1     Credit Agreement dated as of July 1, 1997 between the Registrant; Citicorp USA Inc.; Bank Of America
         National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited;
         Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji
         Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank
         AG New York Branch and/or Cayman Islands Branch; Union Bank Of Switzerland, New York Branch; U.S.
         National Bank Of Oregon; and Citibank, N.A. filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.2     First Letter Amendment dated June 30, 1998 to the Credit Agreement dated July 1, 1997.

10.3     Credit Agreement dated as of July 1, 1997 between the Registrant; Citicorp USA Inc.; Bank Of America
         National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited;
         Nationsbank Of Texas, N.A.; The Royal Bank Of Canada; Bank Of Montreal; Societe Generale; The Fuji
         Bank, Limited; Morgan Guaranty Trust Company Of New York; The Sumitomo Bank Limited; Deutsche Bank
         AG New York Branch and/or Cayman Islands Branch; Union Bank of Switzerland, New York Branch; U.S.
         National Bank of Oregon; and Citibank, N.A. filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.4 First Letter Amendment dated June 30, 1998 to the Credit Agreement dated July 1, 1997

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.5     1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8,
         Commission File No. 33-54690

10.6     Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant's Registration
         Statement on Form S-8, Commission File No. 33-54686

10.7     Description of Management Incentive Cash Award Plan filed as Exhibit 10.34 to Registrant's Annual
         Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562

10.8     Executive Management Incentive Cash Award Plan (March 21, 1995 Amendment and Restatement), filed as
         Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 23, 1995, Commission File No. 1-7562

10.9     The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562

10.10    1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.11    Amendment Number 1 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.1 to
         Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.12    Amendment Number 2 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.15 to
         Registrant's Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.13    Amendment Number 3 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.1 to
         Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.14    Form of Nonqualified Stock Option Agreement for employees under Registrant's 1996 Stock Option and
         Award Plan filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended August 2, 1997,
         Commission File No. 1-7562

10.15    Form of Nonqualified Stock Option Agreement for directors under Registrant's 1996 Stock Option and
         Award Plan filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended August 2, 1997,
         Commission File No. 1-7562

10.16    Form of Restricted Stock Agreement under Registrant's 1996 Stock Option and Award Plan filed as
         Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No.
         1-7562

10.17    Form of Nonqualified Stock Option Agreement for consultants under Registrant's 1996 Stock Option and
         Award Plan filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended October 31, 1998,
         Commission File No. 1-7562

10.18    Form of Nonqualified Stock Option Agreement for employees in  France under Registrant's 1996 Stock
         Option and Award Plan filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended October
         31, 1998, Commission File No. 1-7562

10.19    Form of Nonqualified Stock Option Agreement for international employees under Registrant's 1996
         Stock Option and Award Plan filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended
         October 31, 1998, Commission File No. 1-7562

10.20    Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant's 1996 Stock
         Option and  Award Plan filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended October
         31, 1998, Commission File No. 1-7562

10.21    Form of stock option agreement for employees under the UK Sub-plan to the U.S. Stock Option and
         Award Plan filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended October 31, 1998,
         Commission File No. 1-7562

10.22    Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement), filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 4,
         1999, Commission File No. 1-7562

10.23    Relocation Loan Plan, filed as Exhibit A to Registrant's definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562

10.24    Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of
         Directors on November 27, 1990, filed as Exhibit 10.34 to Registrant's Annual Report on Form 10-K
         for the year ended February 2, 1991, Commission File No. 1-7562

10.25    Restricted Stock Award Agreement, dated April 13, 1992, between Registrant and Millard Drexler, filed as Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended January 30,
         1993, Commission File No. 1-7562

10.26    First Amendment to Restricted Stock Award Agreement, dated October 23, 1992, between Registrant and
         Millard Drexler, filed as Exhibit 10.42 to Registrant's

         Annual Report on Form 10-K for the year ended January 30, 1993,
         Commission File No. 1-7562

10.27    Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to
         Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No.
         1-7562

10.28    Statement Regarding Non-Employee Director Retirement Plan filed as Exhibit 10.25 to Registrant's
         Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.29    The Gap, Inc. Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant's
         Registration Statement on Form S-8, Commission File No. 333-36265

10.30    Amendment Number 1 to the Registrant's Nonemployee Director Deferred Compensation Plan filed as
         Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No.
         1-7562

10.31    Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Commission File No.
         333-36265

10.32    Employment arrangement, dated July 16, 1997, between Registrant and John B. Wilson, filed as Exhibit
         10.45 to Registrant's Annual Report on Form 10-K for the year ended February 1, 1997, Commission
         File No. 1-7562

10.33    Income continuation protection arrangement, dated December 21, 1998, between Registrant and John B.
         Wilson

13       Portions of Registrant's annual report to security holders for the fiscal year ended January 30, 1999

21       Subsidiaries of Registrant

23       Consent of Deloitte & Touche LLP

27       Financial Data Schedule for the year ended January 30, 1999