Form 10-Q
period 1999-05-01
GAP INC
filed 1999-06-15
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]          Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended May 1, 1999 or

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

     Common Stock, $0.05 par value, 857,493,260 shares as of May 29, 1999 (adjusted to reflect a three-for-two stock declared May 20, 1999 to shareholders of record on June 4, 1999 to be distributed on June 21, 1999.)

                                 GAP INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

(In thousands, except par value)
                                              May 1,       January 30,      May 2,
                                               1999           1999           1998
ASSETS

Current Assets:
Cash and equivalents                           $  456,107     $  565,253    $  836,314
Merchandise inventory                           1,198,497      1,056,444       823,305
Other current assets                              263,927        250,127       184,815
    Total Current Assets                        1,918,531      1,871,824     1,844,434

Property and equipment, net                     1,997,900      1,876,370     1,475,099
Lease rights and other assets                     211,441        215,725       162,193
    Total Assets                               $4,127,872     $3,963,919    $3,481,726

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                  $   97,834     $   90,690    $   97,264
Accounts payable                                  617,597        684,130       376,413
Accrued expenses
 and other current liabilities                    675,955        655,770       454,338
Income taxes payable                                6,153        122,513        71,009
    Total Current Liabilities                   1,397,539      1,553,103       999,024

Long-Term Liabilities:
Long-term debt                                    545,045        496,455       496,147
Deferred lease credits and other liabilities      347,517        340,682       291,999
   Total Long-Term Liabilities                    892,562        837,137       788,146

Shareholders' Equity:
Common stock $.05 par value
   Authorized 2,300,000 shares
   Issued 1,001,818; 997,496
   and 992,417 shares
   Outstanding 860,031; 857,960
   and 883,622 shares                              50,091         49,875        49,621
Additional paid-in capital                        520,818        349,037       348,483
Retained earnings                               3,323,831      3,121,360     2,509,420
Accumulated other comprehensive earnings          (20,479)       (12,518)      (12,722)
Deferred compensation                             (33,846)       (31,675)      (36,965)
Treasury stock, at cost                        (2,002,644)    (1,902,400)   (1,163,281)
   Total Shareholders' Equity                   1,837,771      1,573,679     1,694,556
   Total Liabilities and Shareholders' Equity  $4,127,872     $3,963,919    $3,481,726

See accompanying notes to condensed consolidated financial statements.


                                 GAP INC.
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                                      Thirteen Weeks Ended
(In thousands, except share and per share amounts)
                                                   May 1, 1999    May 2, 1998
Net sales                                        $   2,277,734   $  1,719,712

Costs and expenses

   Cost of goods sold and occupancy expenses          1,334,155     1,031,004

   Operating expenses                                   615,149       472,144

   Net interest expense (income)                          4,638        (1,141)

Earnings before income taxes                            323,792       217,705

Income taxes                                            121,422        81,639

Net earnings                                        $   202,370   $   136,066

Weighted average number of shares - basic           854,464,568   874,464,480

Weighted average number of shares - diluted         900,043,739   911,250,984

Earnings per share - basic                                 $.24          $.16

Earnings per share - diluted                               $.22          $.15

Cash dividends per share                                   $.02<F1>      $.02

See accompanying notes to condensed consolidated financial statements.

<F1>
(a) Represents a dividend of $.02 per share declared in January 1999 but paid in first quarter of fiscal 1999.



                                  GAP INC.
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

(In thousands)                                             Thirteen Weeks Ended
                                                        May 1, 1999  May 2, 1998
Cash Flows from Operating Activities:
 Net earnings                                             $202,370    $136,066
 Adjustments to reconcile net earnings to net cash
     provided by operating activities:
   Depreciation and amortization                            94,998      74,801
   Tax benefit from exercise of stock options
     and vesting of restricted stock                       134,312      42,624
 Changes in operating assets and liabilities:
   Merchandise inventory                                  (143,079)    (90,016)
   Other current assets                                    (15,074)     (2,966)
   Accounts payable                                        (66,858)    (38,685)
   Accrued expenses                                         41,056      49,019
   Income taxes payable                                   (115,898)    (12,587)
   Deferred lease credits and other current liabilities     10,153      22,440

Net cash provided by operating activities                  141,980     180,696

Cash Flows from Investing Activities:
  Net purchase of property and equipment                  (218,973)   (174,156)
  Acquisition of lease rights and other assets              (2,769)    (19,700)

Net cash used for investing activities                    (221,742)   (193,856)

Cash Flows from Financing Activities:
  Net increase in notes payable                             12,481      12,677
  Net issuance of long-term debt                            48,346
  Issuance of common stock                                  30,226      11,191
  Net purchase of treasury stock                          (100,251)    (68,244)
  Cash dividends paid                                      (18,946)    (19,396)

Net cash used for financing activities                     (28,144)    (63,772)

Effect of exchange rate fluctuations on cash                (1,240)         77

Net decrease in cash and equivalents                      (109,146)    (76,855)

Cash and equivalents at beginning of year                  565,253     913,169
Cash and equivalents at end of quarter                    $456,107    $836,314

See accompanying notes to condensed consolidated financial statements.


                              GAP INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.     BASIS OF PRESENTATION

     The condensed consolidated balance sheets as of May 1, 1999 and May 2, 1998 and the interim condensed consolidated statements of earnings and cash flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at May 1, 1999 and May 2, 1998, and for all periods presented.

     Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

     The condensed consolidated balance sheet as of January 30, 1999 was derived from the Company's January 30, 1999 balance sheet included in the Company's 1998 Annual Report on Form 10-K.

     The results of operations for the thirteen weeks ended May 1, 1999 are not necessarily indicative of the operating results that may be expected for the year ending January 29, 2000.


2.     THREE-FOR-TWO STOCK SPLIT

     On May 20, 1999, the Company's Board of Directors authorized a three-for-two stock split of its common stock to be distributed on June 21, 1999 in the form of a stock dividend for shareholders of record at the close of business on June 4, 1999. All share and per share amounts in the accompanying condensed consolidated financial statements for all periods have been restated to reflect the stock split.



3.     COMPREHENSIVE EARNINGS

     Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of financial instruments. Total comprehensive earnings for the first quarter of 1999 and 1998 were as follows (in thousands):

                                Thirteen      Thirteen
                               Weeks Ended   Weeks Ended
                               May 1, 1999   May 2, 1998
Net earnings                    $202,370      $136,066
Other comprehensive earnings      (7,961)        2,508
Total comprehensive earnings    $194,409      $138,574


4.     EARNINGS PER SHARE

     Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options and restricted stock resulted in potential dilution of basic EPS. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares for basic EPS.

                                              Thirteen      Thirteen
                                             Weeks Ended   Weeks Ended
                                             May 1, 1999   May 2, 1998

Weighted-average number of shares - basic    854,464,568   874,464,480

Incremental shares from assumed
issuance of:
    Stock options                             42,431,804    29,519,856
    Restricted stock                           3,147,367     7,266,648

Weighted-average number of shares - diluted  900,043,739   911,250,984


     The number of incremental shares from the assumed issuance of stock options and restricted stock is calculated applying the treasury stock method.

     Excluded from the above computation of weighted-average shares for diluted EPS were options to purchase 236,906 shares of common stock during the first quarter of fiscal 1999 and 7,652,685 during the first quarter of fiscal 1998. Issuance of these securities would have resulted in an antidilutive effect on EPS.


5.     LONG-TERM DEBT

     During the first quarter of fiscal 1999, the Company's Japanese subsidiary issued $50 million of 10-year debt securities at 6.25 percent fixed interest rate. The Company swapped the cash flows payable under these debt securities to Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded in the balance sheet at their market value as of May 1, 1999.






Deloitte & Touche LLP
50 Fremont Street                                  Telephone: (415) 247-4000
San Francisco, California 94105-2230               Facsimile: (415) 247-4300



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 1, 1999 and May 2, 1998 and the related condensed consolidated statements of earnings and cash flows for the thirteen week periods ended May 1, 1999 and May 2, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 30, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 1999 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Deloitte & Touche LLP
June 4, 1999

Deloitte Touche
Tohmatsu


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

Any such forward-looking statements are subject to risks and uncertainties and the Company's actual results of operations to differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where the Company's goods are manufactured, disruption to operations from Year 2000 issues, and/or other factors that may be described in the Company's Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

It is suggested that this document be read in conjunction with the Management's Discussion and Analysis included in the Company's 1998 Annual Report on Form 10-K.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Net Sales
                                        Thirteen weeks ended
                                      May 1, 1999   May 2, 1998

Net sales ($000)                       $2,277,734   $1,719,712

Total net sales growth percentage              32           40
Comparable store sales growth percentage       11           17

Net sales per average square foot            $118         $109
Square footage of gross store space (000)  19,517       15,975


                                         Fifty-two     Fifty-two
                                        weeks ended   weeks ended
                                        May 1, 1999   May 2, 1998
Number of:
  New stores                                354           298
  Expanded stores                           110           112
  Closed stores                              21            18

The total net sales growth in the first quarter of 1999 over the same period last year was primarily attributable to the increase in retail selling space through the opening of new stores (net of stores closed) and the expansion of existing stores. Additionally, the increase in comparable store sales also contributed to net sales growth.

The increase in net sales per average square foot for the first quarter of 1999 was primarily attributable to increases in comparable store sales.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.4 percentage points from the same period in 1998. The decrease was driven by a decrease in occupancy expenses as a percentage of net sales slightly offset by a decrease in the merchandise margin as a percentage of net sales.

The decrease in occupancy expenses as a percentage of net sales was primarily attributable to leverage achieved from the increase in comparable store sales.
 The decrease in merchandise margin as a percentage of net sales was primarily attributable to a greater percentage of merchandise sold at markdown when compared to the same period last year.

As a general business practice, the Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings, depending upon the extent of the markdowns and amount of inventory affected.


Operating Expenses

Operating expenses as a percentage of net sales decreased 0.4 percentage points for the first quarter of 1999 as compared to first quarter of 1998. The decrease was primarily attributable to a decrease in overhead expense growth as a percent to sales and leverage from comparable store sales growth. These decreases were partially offset by significantly higher advertising and marketing costs as a percentage of net sales as part of the Company's brand development efforts.


Net Interest Income/Expense

Net interest expense increased in the first quarter of 1999 primarily due to lower interest income resulting from a decrease in cash available for investment. The Company had net interest income for the first quarter of 1998.


Income Taxes

The effective tax rate was 37.5 percent for both of the thirteen weeks ended May 1, 1999 and May 2, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                               Thirteen weeks ended

                                               May 1,  1999   May 2, 1998
Cash provided by operating activities ($000)      $141,980      $180,696
Working capital ($000)                            $520,992      $845,410
Current ratio                                       1.37:1        1.85:1

For the thirteen weeks ended May 1, 1999, the decrease in cash flows provided by operating activities was attributable to the increase in merchandise inventory and the decrease in certain payables partially offset by an increase in net earnings.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and short-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to thirteen weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $950 million, consisting of an $800 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 28, 2003. These credit facilities provide for the issuance of up to $450 million in letters of credit. The Company has additional uncommitted credit facilities of $400 million for the issuance of letters of credit. At May 1, 1999, the Company had outstanding letters of credit of approximately $765 million. The credit facilities also provide backup for the Company's $500 million commercial paper program.
During the last half of fiscal 1998, the Company issued a total of $500 million of commercial paper to cover short-term borrowing needs. The Company had no commercial paper outstanding at May 1, 1999.

To provide financial flexibility, the Company filed a shelf registration statement in January 1999 with the Securities and Exchange Commission for $500 million of debt securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including expansion of stores, distribution centers and headquarters facilities, brand investment, development of additional distribution channels and repurchases of the Company's common stock pursuant to its ongoing repurchase program. No assurances can be given that the Company will issue these debt securities.

During the first quarter of fiscal 1999, the Company's Japanese subsidiary issued $50 million of 10-year debt securities. The net proceeds are intended to be used for general corporate purposes. The cash flows relating to the bonds were swapped for the equivalent amounts in Japanese yen to minimize currency exposure.

For the thirteen weeks ended May 1, 1999, capital expenditures, net of construction allowances and dispositions, totaled approximately $209 million. The majority of these expenditures were used for expansion of the store base. During the quarter, the Company experienced a net increase in store space of approximately 760,000 square feet, or 4 percent, due to the addition of 105 new stores, the expansion of 6 stores and the remodeling of certain stores.

For 1999, the Company expects capital expenditures to exceed $1 billion, net of construction allowances. This represents the addition of 400 to 470 new stores, the expansion of approximately 100 to 110 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, distribution centers and equipment. The Company expects to fund such capital expenditures with cash flow from operations and other sources of financing. Square footage growth is expected to be in excess of 20 percent before store closings. New stores are generally expected to be leased.

During second quarter of 1999, the Company opened a distribution center that was constructed over fiscal 1997 and 1998 for a total cost of approximately $60 million.

During 1998, the Company purchased land on which to construct additional
headquarter facilities in San Francisco and San Bruno, California.   The
estimated total project costs are approximately $240 million and $100 million, respectively. Construction commenced on the San Francisco facility during the third quarter of 1998 and is estimated to continue through late 2001. Construction commenced during the first quarter of 1999 for the San Bruno facility and is estimated to continue through late 2000.

During 1999, the Company commenced construction on three additional distribution facilities for an estimated total cost of approximately $300 million. Approximately half of these expenditures will be incurred during fiscal 1999, with the remainder incurred during fiscal 2000. These expenditures are included in the projected capital expenditures as described above. The facilities are expected to open in the second quarter of 1999, first quarter of 2000 and third quarter of 2000, respectively.

On May 20, 1999, the Company's Board of Directors authorized a three-for-two stock split of the Company's common stock to be distributed on June 21, 1999 in the form of a stock dividend for shareholders of record at the close of business on June 4, 1999. All share and per share amounts below and in the accompanying condensed consolidated financial statements for all periods have been restated to reflect the stock split.

During the first quarter of 1999, the Company completed a 101 million share repurchase program approved in October 1996 by acquiring approximately 2.1 million shares for approximately $94 million. In addition, in the first quarter of 1999, under the 67.5 million share repurchase program approved in October 1998, the Company acquired approximately 130,000 shares for approximately $6 million.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to hedge substantially all merchandise purchases for foreign operations through the use of foreign exchange forward contracts to minimize this risk.

YEAR 2000 ISSUE

The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company established a project team to coordinate existing Year 2000 activities and address remaining Year 2000 issues. The team has focused its efforts on three areas: (1) information systems software and hardware; (2) facilities and distribution equipment and
(3) third-party relationships.

The Program. The Company has adopted a five-phase Year 2000 program consisting of: Phase I-identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II-assessment of items identified in Phase I; Phase III-remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV-testing of systems and components following remediation and Phase V-developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I and II and continues to make progress according to plan on Phases III, IV and V.

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

Facilities and Distribution Equipment. The Company has completed Phase II and is actively working on Phase III. Phase IV testing and Phase V contingency planning has begun and is expected to be completed by the end of the third quarter of 1999.

Third-Party Relationships. The Company has completed Phase II and is actively working on Phase III. Phase IV certification and Phase V contingency planning has begun for all critical vendors and is expected to be completed by the end of the third quarter of 1999.

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

The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (a) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company is preparing plans to flow inventory around an assumed period of disruption to the supply chain, which could include accelerating selected critical products to reduce the impact of significant failure.

The Company does not expect the costs associated with its Year 2000 efforts to be substantial or material. Approximately, $40 million has been budgeted to address the Year 2000 issue, of which $18 million has been expensed through May 1, 1999. The Company's aggregate estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000-ready.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company's financial instruments as of May 1, 1999 has not significantly changed since January 30, 1999 with the exception of the issuance of $50 million of long-term debt during the first quarter. The Company's Japanese subsidiary issued $50 million of 10-year debt securities during the first quarter with a fixed interest rate of 6.25 percent payable in US dollars. The Company swapped the cash flows payable under these debt securities to Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded in the balance sheet at their market value as of May 1, 1999.

The market risk profile of the Company on January 30, 1999 is disclosed in the Company's 1998 Annual Report on Form 10-K.

The net change in unrealized losses since January 30, 1999 for the Company's foreign exchange contracts and long-term debt was an unrealized gain of $18 million.


                                PART II

                           OTHER INFORMATION


Item 5.  Other Information

On May 20, 1999, the Company's Board of Directors authorized a three-for-two split of its common stock to shareholders of record on June 4, 1999 to be distributed June 21, 1999. The following selected financial data has been restated to reflect the stock split.

                                      1998           1997           1996          1995           1994
Fiscal Year                         52 weeks       52 weeks       52 weeks       53 weeks       52 weeks
Earnings Per Share - basic                0.95           0.60           0.48           0.38           0.34
Earnings Per Share - diluted              0.91           0.58           0.47           0.37           0.33
Weighted-Average Shares - basic    864,062,060    891,404,945    938,579,921    939,866,394    948,699,959
Weighted-Average Shares - diluted  904,374,383    922,951,706    961,351,245    962,443,160    971,144,612
Number of shares outstanding       857,960,031    884,549,313    926,495,994    971,149,446    977,162,057
    net of treasury shares

                                    Thirteen      Thirteen       Thirteen         Thirteen
                                   Weeks Ended   Weeks Ended    Weeks Ended      Weeks Ended
Fiscal 1998 Quarter Ended          May 2, 1998  August 1, 1998 October 31, 1998 January 30, 1999
Earnings Per Share - basic                0.16           0.16           0.28           0.37
Earnings Per Share - diluted              0.15           0.15           0.27           0.35
Weighted-Average Shares - basic    874,464,480    874,424,015    856,978,248    850,337,033
Weighted-Average Shares - diluted  911,250,984    914,563,362    896,147,121    895,485,275
Number of shares outstanding       883,621,781    873,607,863    855,073,173    857,960,031
    net of treasury shares


Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

          (15)     Letter re: Unaudited Interim Financial Information

          (27)     Financial Data Schedule

     b) The Company did not file any reports on Form 8-K during the three months ended May 1, 1999.



                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           THE GAP, INC.



Date: June 7, 1999         By /s/ Warren R. Hashagen
                               Warren R. Hashagen
                               Chief Financial Officer
                               (Principal financial officer of the registrant)



Date: June 7, 1999         By /s/ Millard S. Drexler
                               Millard S. Drexler
                               President and Chief Executive Officer



                            EXHIBIT INDEX

(15)     Letter re: Unaudited Interim Financial Information

(27)     Financial Data Schedule


EXHIBIT 15

Deloitte &
  Touche LLP
50 Fremont Street                             Telephone: (415) 247-4000
San Francisco, California 94105-2230          Facsimile: (415) 247-4300


To the Board of Directors and Shareholders of The Gap, Inc.:

We have made reviews, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim condensed consolidated financial statements of The Gap, Inc. and subsidiaries for the thirteen week periods ended May 1, 1999 and May 2, 1998, as indicated in our report dated June 4, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended May 1, 1999, is incorporated by reference in Post Effective Amendment No. 1 to Registration Statement No. 2-72586, Registration Statement No. 2-60029, Registration Statement No. 33-39089, Registration Statement No. 33-
40505, Registration Statement No. 33-54686, Registration Statement No. 33-54688, Registration Statement No. 33-54690, Registration Statement
No. 33-56021, Registration Statement No. 333-00417, Registration
Statement No. 333-12337, Registration Statement No. 333-36265,
Registration Statement No. 333-68285, Registration Statement No. 333-70991, Registration Statement No. 333-72921 and Registration Statement No. 333-76523.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP
June 10, 1999

Deloitte Touche
Tohmatsu