Form 10-Q
period 1999-07-31
GAP INC
filed 1999-09-14
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
[ X ]          Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended July 31, 1999 or

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

     Common Stock, $0.05 par value, 856,213,988 shares as of August 28,
1999

                            GAP INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

(In thousands, except par value)                  July 31,   January 30,   August 1,
                                                    1999        1999         1998
ASSETS
Current Assets:
Cash and equivalents                             $  420,954  $  565,253   $  515,207
Short-term investments                               14,989       -           29,532

Merchandise inventory                             1,502,255   1,056,444    1,102,693
Other current assets                                283,230     250,127      186,589
   Total Current Assets                           2,221,428   1,871,824    1,834,021

Property and equipment, net                       2,229,729   1,876,370    1,576,440
Lease rights and other assets                       227,426     215,725      172,688

Total Assets                                     $4,678,583  $3,963,919   $3,583,149
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Notes payable                                    $  413,495  $   90,690   $   93,006
Accounts payable                                    742,370     684,130      530,275
Accrued expenses and other current liabilities      646,433     655,770      597,744
Income taxes payable                                 40,652     122,513       43,955
   Total Current Liabilities                      1,842,950   1,553,103    1,264,980

Long-Term Liabilities:
Long-term debt                                      542,279     496,455      496,250
Deferred lease credits and other liabilities        365,874     340,682      292,620
   Total Long-Term Liabilities                      908,153     837,137      788,870
Shareholders' Equity:
Common stock $.05 par value
   Authorized 2,300,000 shares
   Issued 1,003,911; 997,496
   and 993,827 shares
   Outstanding 858,936; 857,960
   and 873,608 shares                                50,196      49,875       49,691
Additional paid-in capital                          578,550     349,037      379,050
Retained earnings                                 3,500,643   3,121,360    2,626,800
Accumulated other comprehensive loss                (20,887)    (12,518)     (16,980)
Deferred compensation                               (28,948)    (31,675)     (34,365)
Treasury stock, at cost                          (2,152,074) (1,902,400)  (1,474,897)
   Total Shareholders' Equity                     1,927,480   1,573,679    1,529,299
Total Liabilities and Shareholders' Equity       $4,678,583  $3,963,919   $3,583,149

See accompanying notes to condensed consolidated financial statements.

                               GAP INC.
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                            (Unaudited)

(In thousands, except share and per share amounts)
                                                   Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                   July 31,    August 1,       July 31,      August 1,
                                                     1999        1998           1999           1998

Net sales                                       $  2,453,339  $  1,904,970  $  4,731,073  $  3,624,682

Costs and expenses
   Cost of goods sold and occupancy expenses       1,443,545     1,135,165     2,777,700     2,166,169
   Operating expenses                                693,297       550,128     1,308,446     1,022,272
   Net interest expense (income)                       3,171           678         7,809          (463)
Earnings before income taxes                         313,326       218,999       637,118       436,704
Income taxes                                         117,497        82,125       238,919       163,764
Net earnings                                    $    195,829  $    136,874  $    398,199  $    272,940

Weighted average number of shares - basic        857,352,256   874,424,014   855,909,900   874,444,241
Weighted average number of shares - diluted      898,991,202   914,563,361   899,521,052   913,074,899
Earnings per share - basic                      $       0.23  $       0.16  $       0.47  $       0.31
Earnings per share - diluted                    $       0.22  $       0.15  $       0.44  $       0.30
Cash dividends per share                        $       0.02  $       0.02  $       0.04  $       0.04

See accompanying notes to condensed consolidated financial statements.



                               GAP INC.
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

(In thousands)                                            Twenty-six Weeks Ended
                                                       July 31, 1999  August 1, 1998
Cash Flows from Operating Activities:
 Net earnings                                            $  398,199    $  272,940
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
   Depreciation and amortization                            195,873       152,524
   Tax benefit from exercise of stock options
    and vesting of restricted stock                         165,353        56,012
  Changes in operating assets and liabilities:
   Merchandise inventory                                   (447,785)     (371,397)
   Other current assets                                     (33,935)       (5,858)
   Accounts payable                                          58,989       115,212
   Accrued expenses                                           6,826       196,461
   Income taxes payable                                     (81,521)      (39,708)
   Deferred lease credits and other current liabilities      32,543        18,248

Net cash provided by operating activities                   294,542       394,434

Cash Flows from Investing Activities:
 Net purchase of short-term investments                     (14,989)      (29,532)
 Net purchase of property and equipment                    (549,985)     (349,025)
 Acquisition of lease rights and other assets               (19,521)      (31,420)

Net cash used for investing activities                     (584,495)     (409,977)

Cash Flows from Financing Activities:
 Net increase in notes payable                              328,516        10,761
 Net issuance of long-term debt                              49,710         -
 Issuance of common stock                                    48,408        26,766
 Net purchase of treasury stock                            (241,562)     (379,860)
 Cash dividends paid                                        (37,963)      (38,890)

Net cash provided by (used for) financing activities        147,109      (381,223)

Effect of exchange rate fluctuations on cash                 (1,455)       (1,196)

Net decrease in cash and equivalents                       (144,299)     (397,962)

Cash and equivalents at beginning of year                   565,253       913,169
Cash and equivalents at end of quarter                   $  420,954    $  515,207

See accompanying notes to condensed consolidated financial statements.



                               GAP INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1.     BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 31, 1999 and August 1, 1998 and the interim condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 and cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at July 31, 1999 and August 1, 1998, and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

The condensed consolidated balance sheet as of January 30, 1999 was derived from the Company's January 30, 1999 balance sheet included in the Company's 1998 Annual Report on Form 10-K.

The results of operations for the twenty-six weeks ended July 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending January 29, 2000.


2.     THREE-FOR-TWO STOCK SPLIT

On May 20, 1999, the Company's Board of Directors authorized a three-for-two stock split of its common stock which was distributed on June 21, 1999 in the form of a stock dividend for shareholders of record at the close of business on June 4, 1999. All share and per share amounts in the accompanying condensed consolidated financial statements for all periods have been restated to reflect the stock split.



3.     COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings and other comprehensive losses.
 Other comprehensive losses include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 were as follows (in thousands):

                                  Thirteen                   Twenty-six
                          Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                         July 31, 1999 August 1, 1998 July 31, 1999 August 1, 1998
Net earnings                $195,829       $ 136,874      $398,199       $272,940
Other comprehensive losses      (408)         (4,258)       (8,369)        (1,750)
Comprehensive earnings      $195,421       $ 132,616      $389,830       $271,190


4.     EARNINGS PER SHARE

Under SFAS No. 128, the Company provides dual presentation of EPS on a basic and diluted basis. The Company's granting of certain stock options and restricted stock and issuance of certain put options resulted in potential dilution of basic EPS. The following summarizes the effects of the assumed issuance of dilutive securities on weighted-average shares for basic EPS.


                                                     Thirteen                   Twenty-six
                                             Weeks Ended   Weeks Ended    Weeks Ended   Weeks Ended
                                            July 31, 1999 August 1, 1998 July 31, 1999 August 1, 1998
Weighted-average number of shares - basic     857,352,256   874,424,014   855,909,900   874,444,241

Incremental shares from assumed
issuance of:
    Stock options                              40,685,597    35,472,847    41,540,285    32,426,301
    Restricted stock                              941,906     4,666,500     2,052,413     6,204,357
    Put options                                    11,443         -            18,454         -

Weighted-average number of shares - diluted   898,991,202   914,563,361   899,521,052   913,074,899



The number of incremental shares from the assumed issuance of stock options and restricted stock is calculated applying the treasury stock method.

Excluded from the above computations of weighted-average shares for diluted EPS were options to purchase 112,694 and 254,712 shares of common stock during the thirteen and twenty-six weeks ended July 31, 1999, respectively, and 1,692,891 and 3,009,051 shares during the thirteen and twenty-six weeks ended August 1, 1998, respectively. Additionally, put options to repurchase 750,000 shares during the thirteen and twenty-six weeks ended July 31, 1999 were excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on EPS.


5.     LONG-TERM DEBT

During the first quarter of fiscal 1999, the Company's Japanese subsidiary issued $50 million of 10-year debt securities at 6.25 percent fixed interest rate. The Company swapped the cash flows payable under these debt securities to Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded in the balance sheet at their market value as of July 31, 1999.

6.     PUT OPTIONS

At the end of the second quarter of fiscal 1999, the Company was obligated under various put option contracts that were issued during the second quarter to repurchase up to 1,500,000 shares of the Company's stock. The contracts have exercise prices ranging from $43.33 to $46.00 per share, with expiration dates through January 2000.




Deloitte & Touche LLP
50 Fremont Street                        Telephone: (415) 783-4000
San Francisco, California 94105-2230     Facsimile: (415) 783-4329



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of July 31, 1999 and August 1, 1998 and the related condensed consolidated statements of earnings for the thirteen-week and twenty-six week periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statement of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.


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


/s/ Deloitte & Touche LLP
August 11, 1999

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

It is suggested that this document be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                          RESULTS OF OPERATIONS
Net Sales
                                            Thirteen Weeks Ended     Twenty-six Weeks Ended
                                      July 31, 1999  August 1, 1998  July 31, 1999  August 1, 1998
Net sales ($000)                        $2,453,339    $1,904,970      $4,731,073      $3,624,682
Total net sales growth percentage               29            42              31              41
Comparable store sales growth percentage         8            19              10              18
Net sales per average square foot             $123          $116            $242            $225

Square footage of gross store space -
  at end of period  (000)                                                 20,391          16,799

Number of Stores:
Beginning of Year                                                          2,428           2,130
       New stores                                                            188             147
       Expanded stores(1)                                                     36              73
       Closed stores                                                         (5)              (5)
End of Period                                                              2,611           2,272

(1) Expanded stores do not change store count.

The increases in net sales for the second quarter and first half of 1999 over the same periods last year were primarily attributable to the increase in retail selling space through the opening of new stores (net of stores closed) and the expansion of existing stores. Additionally, the increase in comparable store sales also contributed to net sales growth for both periods.

The increases in net sales per average square foot for the second quarter and first half of 1999 were primarily attributable to increases in comparable store sales.



Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.8 and 1.1 percentage points in the second quarter and first half of 1999, respectively, from the same periods in 1998. The improvements were driven by decreases in occupancy expenses as a percentage of net sales. For the first half of 1999, the improvement in occupancy expenses was slightly offset by a decrease in the merchandise margin as a percentage of net sales.

For both the second quarter and first half of 1999, the decreases in occupancy expenses as a percentage of net sales were primarily attributable to new real estate initiatives to reduce occupancy expenses, changes in the mix of stores toward larger, more cost effective stores and leverage achieved from the increases in comparable store sales. The decrease in the merchandise margin as a percentage of net sales for the first half of 1999 was primarily attributable to a greater percentage of merchandise sold at markdown when compared to the same period last year.

As a general business practice, the Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments
(items no longer in stock in a sufficient range of sizes) and uses markdowns to clear merchandise. Such markdowns may have an adverse impact on earnings, depending upon the extent of the markdowns and amount of inventory affected.



Operating Expenses

Operating expenses as a percentage of net sales decreased 0.6 percentage points for the second quarter over the prior year primarily due to the timing of advertising campaigns. Operating expenses as a percentage of net sales decreased 0.5 percentage points for the first half of 1999 due to lower overhead expenses as a percentage of net sales partially offset by higher advertising and marketing costs as a percentage of net sales as a part of the Company's brand development efforts.


Net Interest Expense (Income)

Net interest expense increased in the second quarter and first half of 1999 over the comparable prior year periods primarily due to lower interest income resulting from a decrease in cash available for investment.


Income Taxes

The effective tax rate was 37.5 percent for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                                 Twenty-six Weeks Ended
                                            July 31, 1999   August 1, 1998

Cash provided by operating activities ($000)      $299,687   $394,434
Working capital ($000)                            $378,478   $569,041
Current ratio                                       1.21:1     1.45:1

For the twenty-six weeks ended July 31, 1999, the decrease in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to a decrease in accrued expenses and an increase in merchandise inventory partially offset by an increase in net earnings and an increase in the tax benefit from the vesting of a large restricted stock grant.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and short-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to thirteen weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $1 billion, consisting of an $850 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 28, 2003.
These credit facilities provide for the issuance of up to $500 million in letters of credit. The Company has additional uncommitted credit facilities of $460 million for the issuance of letters of credit. At
July 31, 1999, the Company had outstanding letters of credit of approximately $895 million. The credit facilities also provide backup for the Company's $500 million commercial paper program. The Company had $300 million of commercial paper outstanding at July 31, 1999.

To provide financial flexibility, the Company filed a shelf registration statement in January 1999 with the Securities and Exchange Commission for $500 million of debt securities. The net proceeds from any issuance are expected to be used for general corporate purposes, including expansion of stores, distribution centers and headquarters facilities, brand investment, development of additional distribution channels and repurchases of the Company's common stock pursuant to its ongoing repurchase program. The Company has not issued any debt under this registration statement and no assurances can be given that the Company will issue any debt under this registration statement.

During the first quarter of fiscal 1999, the Company's Japanese subsidiary issued $50 million of 10-year debt securities. The net proceeds are intended to be used for general corporate purposes. The cash flows relating to the bonds were swapped for the equivalent amounts in Japanese yen to minimize currency exposure.

For the twenty-six weeks ended July 31, 1999, capital expenditures, net of construction allowances and dispositions, totaled approximately $528 million. These expenditures were used to expand the Company's store base and distribution facilities. During the first half of 1999, the Company experienced a net increase in store space of approximately 1,634,000 square feet, or 9 percent, due to the addition of 188 new stores, the expansion of 36 stores and the remodeling of certain stores.

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

During second quarter of 1999, the Company opened a distribution center that was constructed over fiscal 1997 and 1998 for a total cost of approximately $60 million. During the second quarter of 1999, the Company commenced construction of a $55 million expansion of this distribution center which is expected to be complete in mid-2000.

Additionally during 1999, the Company commenced construction on three additional distribution facilities for an estimated total cost of approximately $300 million. Approximately half of these expenditures will be incurred during fiscal 1999, with the remainder incurred during fiscal 2000. These expenditures are included in the projected capital expenditures as described above. The first facility opened in the second quarter of 1999. The remaining two facilities are expected to open in the first quarter of 2000 and third quarter of 2000, respectively.

On May 20, 1999, the Company's Board of Directors authorized a three-for-two stock split of the Company's common stock that was distributed on June 21, 1999 in the form of a stock dividend for shareholders of record at the close of business on June 4, 1999. All share and per share amounts below and in the accompanying condensed consolidated financial statements for all periods have been restated to reflect the stock split.

During the first quarter of 1999, the Company completed a 101 million share repurchase program approved in October 1996 by acquiring approximately 2.1 million shares for approximately $94 million. In addition, in the first half of 1999, under the 67.5 million share repurchase program approved in October 1998, the Company acquired approximately 3.9 million shares for approximately $164 million.

During the second quarter, the Company issued put option contracts to repurchase up to 1,500,000 shares of the Company's stock. The contracts have exercise prices ranging from $43.33 to $46.00 per share, with expiration dates through January 2000.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations. The
Company's risk management policy is to hedge substantially all merchandise purchases for foreign operations through the use of foreign exchange forward contracts to minimize this risk.

YEAR 2000 ISSUE

The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems may be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to a disruption in the operation of such systems. In 1996, the Company established a project team to coordinate and address Year 2000 issues.
The team has focused its efforts on three areas: (1) information systems software and hardware; (2) facilities and distribution equipment and (3) third-party relationships.

The Program. The Company adopted a five-phase Year 2000 program consisting of: Phase I-identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II-assessment of items identified in Phase I;
Phase III-remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers;
Phase IV-testing of systems and components following remediation and Phase V-developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases
I and II, is substantially complete with Phase III, and expects to complete Phase IV by December 1999 and Phase V by the end of the third quarter of 1999.

Information Systems Software and Hardware.  The Company has completed
Phase III, with the exception of the Company's human resources administration system and systems that support the Company's on-line and catalog support division. Phase IV testing is being conducted concurrently with Phase III activities. Management believes that the Company will complete all remediation, certification testing and implementation of the systems identified above by November 1999, and integration testing by December 1999. Phase V contingency planning has begun and is expected to be completed by the end of the third quarter of 1999.

Facilities and Distribution Equipment.  The Company has completed Phase
III and Phase IV; Phase V contingency planning is expected to be completed by the end of the third quarter of 1999.

Third-Party Relationships. Some suppliers and vendors that provide critical products and services have not confirmed their Year-2000 readiness to the Company. As a result, the Company is in the process of developing contingency plans to mitigate this risk. The plans include addressing problems encountered in the supply chain, substitution of vendors where possible and work-arounds for loss of important services.
Phase V contingency planning is expected to be completed by the end of the third quarter of 1999.

Risks / Contingency Plans. Based on the assessment efforts to date, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The
Company operates a large number of geographically dispersed stores and has a large supplier base and believes that these factors will mitigate any adverse impact. The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate, including the Year 2000 viability of sourcing countries, and compliance of individual third party vendors and suppliers.

The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (a) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company plans to flow inventory around an assumed period of disruption to the supply chain, which will include accelerating delivery of selected critical products in advance of January 2000. However, a substantial, extended disruption in the product supply chain could have a material adverse effect on the Company's financial condition and results of operations.

The Company does not expect the costs associated with its Year 2000 program to be material. Since the inception of the program, the Company has incurred $26 million through July 31, 1999 to address the Year 2000 issue. The Company estimates that the total costs for the Year 2000 program will be approximately $50 million.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company's financial instruments as of July 31, 1999 has not significantly changed since January 30, 1999 with the exception of the issuance of $50 million of long-term debt during the first quarter. The Company's Japanese subsidiary issued $50 million of 10-year debt securities during the first quarter with a fixed interest rate of 6.25 percent payable in US dollars. The Company swapped the cash flows payable under these debt securities to Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded in the balance sheet at their market value as of July 31, 1999.

The market risk profile of the Company on January 30, 1999 is disclosed in the Company's 1998 Annual Report on Form 10-K.

The net change in unrealized losses since January 30, 1999 for the Company's foreign exchange contracts and long-term debt was an unrealized gain of $13 million.



PART II

OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders (as reported on a post June 21, 1999 split basis)

     a)     On May 4, 1999 the Annual Meeting of Shareholders of the
Company was held in San Francisco, California. There were 859,421,899 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.


     b)     The following directors were elected:

                               Vote For           Vote Withheld

Adrian D.P. Bellamy           749,648,271           2,167,776
Evan S. Dobelle               734,478,447           8,337,600
Millard S. Drexler            749,648,308           2,167,738
Donald G. Fisher              749,646,411           2,169,636
Doris F. Fisher               745,496,238           6,319,809
Robert J. Fisher              749,645,997           2,170,050
Glenda A. Hatchett            743,474,472           8,341,575
John M. Lillie                749,651,620           2,164,426
Charles R. Schwab             749,647,708           2,168,338
Brooks Walker, Jr.            749,621,884           2,194,162
Sergio Zyman                  749,649,204           2,166,843

     There were no abstentions and no broker non-votes.


     c) The amendment to the Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock was approved with 707,333,002 votes in favor and 43,109,461 against.

     There were 1,373,583 abstentions.


     d) The Executive Long-Term Cash Award Performance Plan was approved with 742,856,188 votes in favor and 6,735,421 against.

     There were 2,224,437 abstentions.

     e) The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending January 29, 2000 was ratified with 749,877,150 votes in favor and 291,181 against.

     There were 1,647,715 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits

(10.1)     Amended and Restated Credit Agreement, dated as
of June 29, 1999 among The Gap, Inc., Citibank, N.A. Bank of
America National Trust and Savings Association, HSBC Bank
USA  and Morgan Guaranty Trust Company of New York, Salomon
Smith Barney Inc., and Citicorp USA Inc.

(10.2) Employment arrangement, dated July 6, 1999, between
Registrant and Heidi Kunz

          (15)     Letter re: Unaudited Interim Financial Information

          (27)     Financial Data Schedule

     b) The Company did not file any reports on Form 8-K during the three months ended July 31, 1999.







                             SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  THE GAP, INC.



Date: September 10, 1999       By /s/  Heidi Kunz
                               Heidi Kunz
                               Chief Financial Officer
                               (Principal financial officer of the registrant)




Date: September 10, 1999        By /s/ Millard S. Drexler
                                Millard S. Drexler
                                President and Chief Executive Officer



                         EXHIBIT INDEX


(10.1)     Amended and Restated Credit Agreement, dated as of June
29, 1999 among The Gap, Inc., Citibank, N.A., Bank of America
National Trust and Savings Association, HSBC Bank USA and Morgan
Guaranty Trust Company of New York, Salomon Smith Barney Inc., and
Citicorp USA Inc.

(10.2)     Employment arrangement, dated July 6, 1999, between
Registrant and Heidi Kunz

(15)     Letter re: Unaudited Interim Financial
Information

(27) Financial Data Schedule

