Form 10-Q
period 1999-10-30
GAP INC
filed 1999-12-14
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]          Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended October 30, 1999 or

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

    Common Stock, $0.05 par value, 850,895,349 shares as of November 27, 1999




                                     GAP INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



(In thousands, except par value)
                                        October 30,  January 30,   October 31,
                                           1999         1999           1998
ASSETS
Current Assets:
Cash and equivalents                    $  485,680   $  565,253    $  271,518
Merchandise inventory                    1,825,038    1,056,444     1,374,916
Other current assets                       306,567      250,127       195,013
  Total Current Assets                   2,617,285    1,871,824     1,841,447

Property and equipment, net              2,473,509    1,876,370     1,748,840
Lease rights and other assets              254,530      215,725       164,474
  Total Assets                          $5,345,324   $3,963,919    $3,754,761

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                           $  636,534   $   90,690    $  526,428
Accounts payable                           725,635      684,130       536,408
Accrued expenses and other                 720,056      655,770       582,714
 current liabilities
Income taxes payable                       141,353      122,513        42,008
  Total Current Liabilities              2,223,578    1,553,103     1,687,558

Long-Term Liabilities:
Long-term debt                             808,937      496,455       496,352
Deferred lease credits and                 394,684      340,682       314,855
 other liabilities
  Total Long-Term Liabilities            1,203,621      837,137       811,207

Shareholders' Equity:
Common stock $.05 par value
  Authorized 2,300,000 shares
  Issued 1,004,527; 997,496
  and  995,232 shares
  Outstanding 850,868; 857,960
  and 855,074 shares                        50,226       49,875        49,762
Additional paid-in capital                 594,740      349,037       402,383
Retained earnings                        3,796,656    3,121,360     2,845,441
Accumulated other comprehensive loss      (24,347)      (12,518)      (11,298)
Deferred compensation                     (28,243)      (31,675)      (35,874)
Treasury stock, at cost                (2,470,907)   (1,902,400)   (1,994,418)
Total Shareholders' Equity              1,918,125     1,573,679     1,255,996
Total Liabilities and                  $5,345,324    $3,963,919    $3,754,761
  Shareholders' Equity

See accompanying notes to condensed consolidated financial statements.

                                  GAP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                 (Unaudited)

(In thousands, except share and per share amounts)
                                              Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                            October 30,   October 31,   October 30,    October 31,
                                               1999           1998         1999           1998
Net sales                                  $  3,045,386  $  2,399,948  $  7,776,459  $   6,024,630

Costs and expenses

  Cost of goods sold and
  occupancy expenses                          1,741,098     1,376,005     4,518,798      3,542,174

  Operating expenses                            797,642       636,745     2,106,088      1,659,017

  Net interest expense                           10,557         6,800        18,366          6,337

Earnings before income taxes                    496,089       380,398     1,133,207        817,102

Income taxes                                    181,072       142,649       419,991        306,413

Net earnings                               $    315,017  $    237,749  $    713,216   $    510,689


Weighted average number of shares - basic   853,705,825   856,978,247   855,187,459    868,620,967

Weighted average number of shares - diluted 891,325,345   896,147,120   897,271,042    907,609,865

Earnings per share - basic                    $    0.37     $    0.28     $    0.83      $    0.59

Earnings per share - diluted                  $    0.35     $    0.27     $    0.79      $    0.56

Cash dividends per share                      $    0.02     $    0.02     $    0.07(a)   $    0.07

See accompanying notes to condensed consolidated financial statements.

(a) Includes a dividend of $.02 per share declared in January 1999 but paid in the first quarter of fiscal 1999.

                                GAP INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(In thousands)                                      Thirty-nine Weeks Ended
                                                  October 30,     October 31,
                                                     1999            1998
Cash Flows from Operating Activities:
 Net earnings                                       $  713,216    $  510,689
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
  Depreciation and amortization                        302,495       236,413
  Tax benefit from exercise of stock options
   and vesting of restricted stock                     172,696        67,018
 Changes in operating assets and liabilities:
   Merchandise inventory                              (765,060)     (641,672)
   Other current assets                                (55,836)      (13,636)
   Accounts payable                                     34,633       120,690
   Accrued expenses and other                           57,286       179,922
   Income taxes payable                                 19,445       (41,742)
   Deferred lease credits and other liabilities         42,360        37,404

Net cash provided by operating activities              521,235       455,086

Cash Flows from Investing Activities:
 Net purchase of property and equipment               (865,751)     (591,056)
 Acquisition of lease rights and other assets          (39,942)      (20,474)

Net cash used for investing activities                (905,693)     (611,530)

Cash Flows from Financing Activities:
 Net increase in notes payable                          547,253      438,393
 Net issuance of long-term debt                         311,839
 Issuance of common stock                                52,800       32,462
 Net purchase of treasury stock                        (560,394)    (899,382)
 Cash dividends paid                                    (56,967)     (57,998)

Net cash provided by (used for) financing activities    294,531     (486,525)

Effect of exchange rate fluctuations on cash             10,354        1,318

Net decrease in cash and equivalents                    (79,573)    (641,651)

Cash and equivalents at beginning of year               565,253      913,169
Cash and equivalents at end of quarter                 $485,680     $271,518

See accompanying notes to condensed consolidated financial statements.





                                 GAP INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 30, 1999 and October 31, 1998 and the interim condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 and cash flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 have been prepared by the Company, without audit.
In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at October 30, 1999 and October 31, 1998, and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 30, 1999.

The condensed consolidated balance sheet as of January 30, 1999 was derived from the Company's January 30, 1999 balance sheet included in the Company's 1998 Annual Report on Form 10-K.

The results of operations for the thirty-nine weeks ended October 30, 1999 are not necessarily indicative of the operating results that may be expected for the year ending January 29, 2000.


2.THREE-FOR-TWO STOCK SPLIT

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


3.COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings and other comprehensive (losses) earnings. Other comprehensive (losses) earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 were as follows (in thousands):


                             Thirteen Weeks Ended     Thirty-nine Weeks Ended
                          October 30,   October 31,  October 30,   October 31,
                               1999         1998        1999         1998
Net earnings                 $315,017    $237,749     $713,216     $510,689
Other comprehensive (losses)   (3,460)      5,682      (11,829)       3,932
  earnings

Comprehensive earnings       $311,557    $243,431     $701,387     $514,621


4.  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of the Company's potentially dilutive securities, which include certain stock options, unvested shares of restricted stock, and certain put options. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

                                              Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                             October 30,  October 31,  October 30,  October 31,
                                                1999         1998         1999         1998
Weighted-average number of  shares - basic   853,705,825  856,978,247  855,187,459  868,620,967

Incremental shares resulting from:
    Stock options                             36,650,564   34,564,163   40,393,299   33,369,320
    Restricted stock                             809,735    4,604,710    1,646,136    5,619,578
    Put options                                  159,221            -       44,148            -

Weighted-average number of shares - diluted  891,325,345  896,147,120  897,271,042  907,609,865


Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 10,276,234 and 6,613,448 shares of common stock during the thirteen and thirty-nine weeks ended October 30, 1999, respectively, and 2,988,498 and 3,351,126 shares during the thirteen and thirty-nine weeks ended October 31, 1998, respectively. Additionally, put options to repurchase 375,000 shares during the thirteen and thirty-nine weeks ended October 30, 1999 were excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings per share.


5.LONG-TERM DEBT

During the first quarter of fiscal 1999, the Company's Japanese subsidiary, Gap (Japan) KK, issued $50 million of 10-year debt securities at 6.25 percent fixed interest rate. The Company swapped the cash flows payable under these debt securities to Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded in the balance sheet at their market value as of October 30, 1999.

During the third quarter of fiscal 1999, the Company's Netherlands subsidiary, Gap International B.V., issued five-year debt securities in the amount of 250 million Euro, approximately $262 million, at 5.00 percent fixed interest rate, due September 30, 2004.


6.PUT OPTIONS

During the third quarter of fiscal 1999, the Company repurchased 750,000 shares under put options contracts for approximately $32 million.

At the end of the third quarter of fiscal 1999, the Company was obligated under various put option contracts to repurchase up to 1,125,000 shares of the Company's stock. The contracts have exercise prices ranging from $32.00 to $46.00 per share, with expiration dates through March 2000.



Deloitte & Touche LLP
50 Fremont Street                             Telephone:   (415) 247-4000
San Francisco, California 94105-2230          Facsimile:   (415) 247-4329



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of October 30, 1999 and October 31, 1998 and the related condensed consolidated statements of earnings for the thirteen-week and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statement of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 30, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


/s/ Deloitte & Touche LLP

November 9, 1999

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

     The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Net Sales
                            Thirteen Weeks Ended     Thirty-nine Weeks Ended
                           October 30,  October 31,  October 30,  October 31,
                              1999         1998         1999         1998
Net sales ($000)            $3,045,386   $2,399,948   $7,776,459   $6,024,630
Total net sales
   growth percentage                27           36           29           39
Comparable store sales
   growth percentage                 5           13            8           16
Net sales per average
   square foot                    $141         $138         $382         $366
Square footage of gross
   store space - at end
   of period  (000)                                       22,721       17,858
Number of Stores:
Beginning of Year                                          2,428        2,130
     New stores                                              392          224
     Expanded stores(1)                                       76          103
     Closed stores                                            11           10
End of Period                                              2,809        2,344

(1) Expanded stores do not change store count.


Store count and square footage growth is as follows:


                          October 30, 1999     October 31, 1998
                         Number of   Sq. Ft   Number of   Sq. Ft.
                          Stores   (millions)  Stores   (millions)

Gap(2)                    1,233       8.7      1,083        7.6
GapKids(3)                  752       3.1        616        2.6
Banana Republic(4)          329       2.4        281        1.9
Old Navy                    495       8.5        364        5.8
Total                     2,809      22.7      2,344       17.9
Year-to-Year Increase        20%     27%          13%      22%

(2) Includes 198 and 154 stores in Canada, Europe and Japan in 1999 and 1998, respectively.
(3) Includes 157 and 124 stores in Canada, Europe and Japan in 1999 and 1998, respectively.
(4) Includes 10 and 9 stores in Canada in 1999 and 1998, respectively.

The increases in net sales for the third quarter and year-to-date 1999 over the same periods last year were primarily attributable to the increase in retail selling space through the opening of new stores (net of stores closed) and the expansion of existing stores. Additionally, the increase in comparable store sales also contributed to net sales growth for both periods.

The increases in net sales per average square foot for the third quarter and year-to-date 1999 were primarily attributable to increases in comparable store sales.

The Company's third quarter domestic comparable store sales by division were as follows: Gap stores turned in a negative low-single digit versus a positive high-single digit last year, GapKids was flat versus a positive low-single digit last year, Banana Republic had a positive high-single digit versus positive mid-teens last year, and Old Navy turned in positive low-teens versus positive low-twenties last year.

The Company's year-to-date domestic comparable store sales by division were as follows: Gap stores turned in a negative low-single digit versus positive mid-teens last year, GapKids was flat versus a positive mid-single digit last year, Banana Republic had positive low-teens versus positive mid-teens last year, and Old Navy turned in positive high-teens versus positive low-twenties last year.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.1 and 0.7 percentage points in the third quarter and year-to-date 1999, respectively, from the same periods in 1998. The improvements were primarily driven by decreases in occupancy expenses as a percentage of net sales.

The decreases in occupancy expenses as a percentage of net sales were primarily attributable to new real estate initiatives to reduce occupancy expenses, changes in the mix of stores as Old Navy becomes a larger part of the business and leverage achieved from the increases in comparable store sales.



Operating Expenses

Operating expenses as a percentage of net sales decreased 0.3 and 0.4 percentage points in the third quarter and year-to-date 1999, respectively, from the same periods in 1998. The improvements were primarily due to lower overhead expenses as a percentage of net sales partially offset by higher advertising and marketing costs as a percentage of net sales as a part of the Company's brand development efforts.

Income Taxes

The effective tax rate was 36.5 percent and 37.1 percent for the third quarter and year-to-date 1999, respectively, and 37.5 percent for the third quarter and year-to-date 1998. The decrease in the tax rate resulted from the Company's implementation of global tax planning initiatives based on long-term business needs.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

                                                Thirty-nine Weeks Ended
                                           October 30, 1999  October 31, 1998
Cash provided by operating activities ($000)    $521,235          $455,086
Working capital ($000)                           393,707           153,889
Current ratio                                     1.18:1            1.09:1

For the thirty-nine weeks ended October 30, 1999, the increase in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to the increase in net income and tax benefit from the vesting of a large restricted stock grant partially offset by an increase in merchandise inventory and a decrease in the relative growth in accounts payable and accrued expenses compared to the same period in the prior year.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and short-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about ten to thirteen weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $1 billion, consisting of an $850 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 28, 2003. These credit facilities provide for the issuance of up to $500 million in letters of credit and provide backup to the Company's $500 million commercial paper program. The Company has additional uncommitted credit facilities of $520 million for the issuance of letters of credit. At October 30, 1999, the Company had outstanding letters of credit of approximately $814 million. The Company had $430 million of commercial paper outstanding at October 30, 1999. Separately, the Company had $70 million of extendible commercial notes outstanding at October 30, 1999.

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

During the first quarter of fiscal 1999, the Company's Japanese subsidiary, Gap (Japan) KK, issued $50 million of 10-year debt securities. The net proceeds are intended to be used for general corporate purposes. The cash flows relating to the bonds were swapped for the equivalent amounts in Japanese yen to minimize currency exposure.

During the third quarter of fiscal 1999, the Company's Netherlands subsidiary, Gap International B.V., issued five-year debt securities in the amount of 250 million Euro, approximately $262 million. The net proceeds will be used to support the Company's international expansion plans.

For the thirty-nine weeks ended October 30, 1999, capital expenditures, net of construction allowances and dispositions, totaled approximately $839 million. These expenditures were used to expand the Company's store base and headquarter and distribution facilities. For year-to-date 1999, the Company experienced a net increase in store space of approximately 3,964,000 square feet, or 21 percent, due to the addition of 392 new stores, the expansion of 76 stores and the remodeling of certain stores.

For 1999, the Company expects capital expenditures to be approximately $1.2 billion, net of construction allowances. This represents the addition of approximately 500 new stores, the expansion of approximately 100 to 110 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, distribution centers and equipment. The Company expects to fund such capital expenditures with cash flow from operations and other sources of financing. Square footage growth is expected to be in the high-twenty percent range before store closings. New stores are generally expected to be leased. By division, the new stores are expected to be: Gap (including GapKids) more than 250 stores, Banana Republic 50 to 60 stores, Old Navy 110 to 120 stores, and International 80 to 100 stores.

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

The Company plans to open approximately 550 to 600 new stores during fiscal 2000 and expects square footage growth in the mid-twenty percent range. By division, the new stores are expected to be: Gap (including GapKids) 270 to 290 stores, Banana Republic 40 to 60 stores, Old Navy 110 to 120 stores, and International 120 to 130 stores. New stores are generally expected to be leased. The Company expects to fund such capital expenditures with cash flow from operations and other sources of financing.

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

During the first quarter of 1999, the Company completed a 101 million share repurchase program approved in October 1996 by acquiring approximately 2.1 million shares for approximately $94 million. In addition, in the first nine months of 1999, under the 67.5 million share repurchase program approved in October 1998, the Company acquired approximately 12.6 million shares for approximately $483 million, including 750,000 shares acquired under put option contracts for approximately $32 million.

At the end of the third quarter of fiscal 1999, the Company had outstanding put option contracts to repurchase up to 1,125,000 shares of the Company's stock. The contracts have exercise prices ranging from $32.00 to $46.00 per share, with expiration dates through March 2000.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to hedge substantially all US dollar denominated merchandise purchases for foreign operations through the use of foreign exchange forward contracts to minimize this risk.

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

The Program.  The Company adopted a five-phase Year 2000 program consisting of:
Phase I-identification and ranking of the components of the Company's systems, equipment and suppliers that may be vulnerable to Year 2000 problems; Phase II-assessment of items identified in Phase I; Phase III-remediation or replacement of non-compliant systems and components and determination of solutions for non-compliant suppliers; Phase IV-testing of systems and components following remediation and Phase V-developing contingency plans to address the most reasonably likely worst case Year 2000 scenarios. The Company has completed Phases I through III and Phase V, and expects to complete Phase IV by December 1999.

Information Systems Software and Hardware. The Company has completed Phase III for all critical computer systems. Phase IV testing was conducted concurrently with Phase III activities and is still ongoing. Integration testing is expected to be completed by December 1999. Phase V, critical computer system contingency planning, has been completed. Remaining contingency planning activities will address limited electronic vendor interfaces, which are not deemed to be critical to the Company's internal operations, and are expected to be completed by the end of December 1999.

Facilities and Distribution Equipment. The Company has completed Phase V contingency planning. All critical activities for Facilities and Distribution have been completed for Year 2000.

Third-Party Relationships. Some suppliers and vendors that provide critical products and services have not confirmed their Year-2000 readiness to the Company. As a result, the Company has completed the development of contingency plans to mitigate this risk. These plans address potential problems that might be experienced in the supply chain including substitution of vendors where possible and work-arounds for the loss of important services.

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

The Company does not expect the costs associated with its Year 2000 program to be material. Since the inception of the program, the Company has incurred $32 million through October 30, 1999 to address the Year 2000 issue. The Company estimates that the total costs for the Year 2000 program will be approximately $50 million.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company's financial instruments as of October 31, 1999 has not significantly changed since January 30, 1999 with the exception of the issuance of $50 million of long-term debt during the first quarter and 250 million Euro debt securities during the third quarter.

The Company's Japanese subsidiary, Gap (Japan) KK, issued $50 million of 10-year debt securities during the first quarter with a fixed interest rate of
6.25 percent payable in US dollars. The Company swapped the cash flows payable under these debt securities to Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded in the balance sheet at their market value as of October 31, 1999.

The Company's Netherlands subsidiary, Gap International B.V., issued five-year debt securities in the amount of 250 million Euro, approximately $262 million, with a fixed interest rate of 5.0 percent, due September 30, 2004

The market risk profile of the Company on January 30, 1999 is disclosed in the Company's 1998 Annual Report on Form 10-K.

The net change in the fair value of the Company's foreign exchange contracts and long-term debt since January 30, 1999 was a decrease of $57 million.



PART II

OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      a)   Exhibits

            (15)   Letter re: Unaudited Interim Financial Information

            (27)   Financial Data Schedule

      b) The Company did not file any reports on Form 8-K during the three months ended October 30, 1999.










SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE GAP, INC.



Date: December 10, 1999               By /s/  Heidi Kunz
                                        Heidi Kunz
                                        Chief Financial Officer
                                        (Principal financial officer of the
                                         registrant)



Date: December 10, 1999               By /s/ Millard S. Drexler
                                        Millard S. Drexler
                                        President and Chief Executive Officer












                                  EXHIBIT INDEX


(15)  Letter re: Unaudited Interim Financial Information

(27)  Financial Data Schedule