Form 10-K405
period 2000-01-29
GAP INC
filed 2000-04-04
CIK 39911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 29, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to ______________

                         Commission File Number 1-7562

                                 THE GAP, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                 94-1697231
     -----------------------                   ----------------------
     (State of Incorporation)                     (I.R.S. Employer
                                                 Identification No.)
                              One Harrison Street
                        San Francisco, California 94105
              (Address of principal executive offices) (Zip code)

      Registrant's telephone number, including area code: (415) 427-2000

                            -----------------------

          Securities registered pursuant to Section 12(b) of the Act:

        Common Stock, $0.05 par value       New York Stock Exchange, Inc.
                (Title of class)               Pacific Exchange, Inc.
                                      (Name of each exchange where registered)

       Securities registered pursuant to Section 12(g) of the Act: None

                            -----------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant as of March 10, 2000 was approximately $24,479,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

     The number of shares of the registrant's Common Stock outstanding as of March 10, 2000 was 851,577,689.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2000 (hereinafter referred to as the "2000 Proxy Statement") are incorporated into Parts I and III.

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended January 29, 2000 (hereinafter referred to as the "1999 Annual Report to Shareholders") are incorporated into Parts II and IV.

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


                                    PART I
                                    ------

Item 1 - Business

General
-------

         The Gap, Inc. (together with its subsidiaries, the "Company") is a global specialty retailer which operates stores selling casual apparel, personal care and other accessories for men, women and children under the Gap, Banana Republic and Old Navy brands. As of February 26, 2000, the Company operated 3,058 stores in the United States, Canada, the United Kingdom, France, Germany and Japan.

         The Company designs virtually all of its products, which in turn are manufactured by independent sources, and sells them under its brands in the following store formats:

              Gap. Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics, such as denim, khakis and T-shirts, to accessories and personal care products for men and women aged teen through adult. The Company entered the children's apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual basics, outerwear, shoes and other accessories in the tradition of Gap style and quality for children aged newborn through teen. As of February 26, 2000, the Company operated a total of 1,781 Gap brand stores in the United States, including 115 Outlet stores. Gap brand stores outside the United States total 400.

              Banana Republic. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored clothing and accessories for men and women at higher price points. Banana Republic products range from clothing, including intimate apparel, to personal care products and home products. As of February 26, 2000, the Company operated 347 Banana Republic stores, including 10 in Canada and 18 outlet stores.

              Old Navy. The Company launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants, as well as other items including personal care products, in an innovative, exciting shopping environment. As of February 26, 2000, the Company operated 530 Old Navy stores.

         The Company established Gap Online in 1997, a web-based store located at www.gap.com. GapKids and babyGap web-based stores, located at www.gapkids.com and www.babygap.com, were established in 1998. Products from Gap, GapKids and babyGap stores can be purchased online. Banana Republic introduced a catalog format in 1998 and Banana Republic Online, a web-based store located at www.bananarepublic.com, in 1999. Both of the new Banana Republic formats offer clothing and accessories comparable to those carried in the store collections. Also, in 1999 the Company established Old Navy Online, a promotional website located at www.oldnavy.com. The Company plans to begin operating Old Navy Online as a web-based store during 2000. The online and catalog business is offered as an extension of our store experience and is intended to strengthen our relationship with our customers.


         The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

Customer Preferences; Impact of Economic Conditions
---------------------------------------------------

         The retail apparel business fluctuates according to changes in customer preferences dictated in part by fashion and season. In addition, certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, interest rates, taxation and consumer confidence in future economic conditions. Customer preferences and economic conditions may differ or change from time to time in each market in which the Company operates.

Merchandise Inventory, Replenishment and Distribution
-----------------------------------------------------

         Fluctuations in the retail apparel business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and sometimes before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the retail business requires the Company to carry a significant amount of inventory, especially prior to peak selling seasons when the Company and other retailers generally build up their inventory levels. The Company must enter into contracts for the purchase and manufacture of apparel well in advance of the applicable selling season. As a result, the Company is vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases.

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

         Because the Company does not carry much replenishment inventory in its stores, much of the inventory is maintained in the Company's distribution centers in California, Kentucky, Maryland, Ohio, Tennessee, Canada, England and The Netherlands, and in distribution centers operated by third parties in California, Kentucky, Japan and England, and then shipped to the stores.

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

International Expansion
-----------------------

         The Company continued to expand internationally in fiscal 1999. It is faced with competition in European and Japanese markets from established regional and national chains. If international expansion is not successful, the Company's results of operations could be adversely affected. The Company's ability to grow successfully in the continental European market will depend in part on determining a sustainable profit formula to build brand loyalty and gain market share in the especially challenging retail environments of France and Germany.

         Certain financial information about international operations is set forth in Note A to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 - Financial Statements and Supplementary Data.

Suppliers
---------

         The Company purchases merchandise from approximately 1,200 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 1999 purchases. Of the Company's merchandise sold during fiscal 1999, approximately 22% of all units (representing approximately 16% of total cost) were produced domestically while the remaining 78% of all units (84% of cost) were made outside the United States. Approximately 12% of the Company's total merchandise units (representing 16% of cost) was from China, including Hong Kong, with the remainder coming from 55 other countries. Any event causing a sudden disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

         The Company cannot predict whether any of the countries in which its products currently are manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. government, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, or both, against apparel items could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company pursues a diversified global sourcing strategy that includes relationships with vendors in over 50 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Seasonal Business
-----------------

         The Company's business follows a seasonal pattern, peaking over a total of about 10-13 weeks during the Back-to-School (mid-August through early September) and Holiday (November through December) periods. During fiscal year 1999, these periods accounted for approximately 36% of the Company's annual sales.

Competition
-----------

         The Company's business is highly competitive. The Company competes with national and local department stores, specialty and discount store chains, independent retail stores and internet and catalog businesses which handle similar lines of merchandise. Some competitors have more resources than the Company. The Company's online business has limited operating history and is faced with competition from other online apparel retailers. In addition, certain other online retailers, some of whom have greater resources than the Company, may enter the online apparel market, further increasing competition. There is no guarantee that consumers will embrace shopping for apparel online or that the Company's online business will be profitable. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors.

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

Brand Building
--------------

         The ability of the Company to continually change and evolve its brands is a key source of competitive advantage and the Company believes its three distinct brands are among its most important assets. All aspects of brand development -from product design and distribution, to marketing, merchandising and shopping environments - are controlled by the Company. The Company continues to invest in the development of its brands through advertising spending, the establishment of an online presence and the opening of flagship stores. The Company has also made investments to enhance the customer experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on customer service.

Advertising
-----------

         The Company places print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines. The Company's ads also appeared in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and gigantic billboards spanning entire buildings. The Company continues to run TV ads for all of its brands and radio ads for Old Navy. The Company plans to continue its investments in advertising and marketing in 2000. There can be no assurances that these investments will result in increased sales or profitability.

Employees
---------

         On January 29, 2000, the Company had a work force of approximately 140,000 employees. The Company also hires temporary employees during the peak Back-to-School and Holiday seasons. The Company considers its employee relations to be good.

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

         The Company has noticed no material impact to its operations as a result of transition to the Year 2000. Problems relating to the Year 2000 issue could still arise. However, the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations. The Company operates a large number of geographically dispersed stores and has a large supplier base and believes that these factors will mitigate any adverse impact.

         The Company's beliefs and expectations, however, are based on certain assumptions and expectations that ultimately may prove to be inaccurate, including the Year 2000 viability of sourcing countries, and compliance of third-party vendors and suppliers. The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. A substantial, extended disruption in the product supply chain could have a material adverse effect on the Company's financial condition and results of operations.

         To date, the Company has incurred $40 million to address the Year 2000 issue. The Company does not expect to incur significant additional costs in connection with this issue.

Executive Officers of the Registrant
------------------------------------

         The Chairman of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Executive Officer of the Company. Both Donald G. Fisher and Millard S. Drexler are directors of the Company and the required information for each of them is set forth in the table located in the section entitled "Nominees for Election as Directors" of the 2000 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

         Name, Age, Position and Principal Occupation During Past Five Years:

         Charles K. Crovitz, 46, Executive Vice President, Supply Chain and Technology since September 1998; Senior Vice President of Strategy, Logistics and Information Systems from March 1998 to September 1998; Senior Vice President of Strategic Planning and Business Development from 1993 to March 1998. Joined the Company in 1993.

         Anne B. Gust, 42, Executive Vice President, Human Resources, Legal, Global Compliance and Corporate Administration since May 1999; Executive Vice President, Human Resources, Legal and Corporate Administration from September 1998 to May 1999; Senior Vice President and General Counsel from April 1994 to September 1998; Vice President and General Counsel from 1993 to 1994. Joined the Company in 1991.

         Heidi Kunz, 45, Executive Vice President and Chief Financial Officer since August 1999. Executive Vice President and Chief Financial Officer of ITT Industries from 1995 to 1999. Vice President and Treasurer of General Motors from 1994 to 1995.

         John B. Wilson, 40, Executive Vice President and Chief Operating Officer since March 1998; Executive Vice President and Chief Administrative Officer from October 1996 to March 1998. Executive Vice President, Finance and Strategy and Chief Financial Officer of Staples, Inc. from 1992 to 1996.

Item 2 - Properties

         During fiscal year 1999, the Company opened 570 stores and closed 18. The newly-opened stores include 281 domestic Gap stores, 18 domestic Gap Outlet stores, 98 international Gap stores, 41 Banana Republic stores and 15 Banana Republic Factory stores in the United States and 117 Old Navy stores in the United States. In addition, during fiscal 1999, the Company expanded 68 domestic Gap stores, 4 Gap Outlet stores, 28 international Gap stores, 21 Banana Republic stores and 8 Old Navy stores. The 3,018 stores operating as of January 29, 2000 aggregated approximately 24 million square feet. The Company leases virtually all of its store premises. Terms generally range from five to 15 years with one or two five-year renewal options. Most leases provide for additional rent based on a percentage of store sales above a certain level in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved. In the United States, the Company's stores are located in the 50 largest metropolitan areas.

         The Company currently leases its regional offices and much of its headquarters office space, including approximately 495,000 square feet in buildings in San Francisco, California, 270,000 square feet in buildings in San Bruno, California (near the San Francisco Airport), and 300,000 square feet in buildings in New York City. The Company also leases its Eastern Distribution Center/Kentucky Distribution Center complex (EDC/KDC) and certain other distribution facilities. The EDC/KDC facilities in Erlanger, Kentucky (near Cincinnati) consist of approximately 725,000 square feet. Nearby Northern Kentucky facilities include an approximately 325,000 square foot warehouse for consolidation/deconsolidation purposes, an approximately 520,000 square foot warehouse for distribution purposes, and an approximately 175,000 square foot warehouse for supply purposes. The Company leases a temporary distribution facility of approximately 350,000 square feet in Baltimore, Maryland. The Company also leases a warehouse/call center of approximately 270,000 square feet in Grove City, Ohio (near Columbus), which services Gap Online and Banana Republic catalog and Online; this facility is expected to be expanded to service other aspects of the Company's direct-to-consumer business. The Company leases its Japan Distribution Center (JDC), approximately 127,000 square feet, in Funabashi City, Chiba, Japan. The JDC is operated by a third party. The Company also leases an approximately 134,000 square foot warehouse in Essex, England and an approximately 17,000 square foot facility also in Essex, England for supply and distribution purposes.

         The Company purchased an approximately 160,000 square feet building in San Francisco in 1999, owns an office facility in San Bruno of approximately 190,000 square feet and nearby land at that site which potentially could accommodate up to an additional 290,000 square feet, and also owns an office/computer facility of approximately 40,000 square feet in Rocklin, California (near Sacramento). The Company currently is in the process of developing an office building of approximately 540,000 square feet near its existing facilities in San Francisco, and an office building of approximately 260,000 square feet near its existing leased and owned facilities in San Bruno.

         The Company owns distribution facilities in the following locations:

         Location                         Square Footage (Approximate)
         -----------------------------------------------------------------------------------------
         Ventura, California              230,000 square feet
         -----------------------------------------------------------------------------------------
         Edgewood, Maryland               600,000 square feet
         -----------------------------------------------------------------------------------------
         Gallatin, Tennessee              1,030,000 square feet
         -----------------------------------------------------------------------------------------
         Gallatin, Tennessee              550,000 square feet
         -----------------------------------------------------------------------------------------
         Gallatin, Tennessee              710,000 square feet (Under Construction)
         -----------------------------------------------------------------------------------------
         Fresno, California               540,000 square feet
                                          490,000 square feet (Expansion Under Construction)
         -----------------------------------------------------------------------------------------
         Fishkill, New York               1,400,000 square feet (Under Construction)
         -----------------------------------------------------------------------------------------
         Brampton, Ontario                370,000 square feet
         -----------------------------------------------------------------------------------------
         Brampton, Ontario                740,000 square feet (Under Construction)
         -----------------------------------------------------------------------------------------
         Roosendaal, The Netherlands      130,000 square feet

The sites in Ventura, California and Edgewood, Maryland have additional land available for expansion or for additional facilities.

Item 3 - Legal Proceedings

         The Company has been named as a defendant in two lawsuits relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in California Superior Court in San Francisco by the Union of Needletrades Industrial and Textile Employees, AFL-CIO; Global Exchange; Sweatshop Watch; and Asian Law Caucus against the Company and 17 other parties. The plaintiffs allege violations of California's unlawful, fraudulent and unfair business practices and untrue and misleading advertising statutes in connection with labeling of product and labor practices regarding workers of factories that make product for the Company in Saipan. The plaintiffs seek injunctive relief, restitution, disgorgement of profits and other damages. Trial has not been set in the state case. A second complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that the Company (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act also in connection with the labor practices and treatment of workers of factories in Saipan that make product for the Company. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999 the action was transferred to the

United States District Court, State of Hawaii. On April 22, 1999 the Company, along with several other defendants, filed a motion in Federal District Court, Central District of California, to dismiss the case. That motion currently is set for hearing on May 22, 2000. Trial in the Federal case has been set for February 27, 2001.

         The Company also is a party to routine litigation incident to its business. Some of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers.

         The Company has established reserves which management believes are adequate to cover any litigation losses which may occur.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.


                                    PART II
                                    -------

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters

         The information required by this item is incorporated herein by reference to page 26 of the 1999 Annual Report to Shareholders (Results book) included as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - Selected Financial Data

         The information required by this item is incorporated herein by reference to pages 4 and 5 of the 1999 Annual Report to Shareholders (Results book) included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference to pages 6-10 of the 1999 Annual Report to Shareholders (Results book) included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

         The information required by this item is incorporated herein by reference to page 11 of the 1999 Annual Report to Shareholders (Results book) included as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

         The information required by this item is incorporated herein by reference to pages 12-26 of the 1999 Annual Report to Shareholders (Results book) included as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - Changes In and Disagreements With Accountants on   Accounting and
Financial Disclosure

         Not applicable.


                                   PART III
                                   --------

Item 10 - Directors and Executive Officers of the Registrant

         The information required by this item is incorporated herein by reference to the section entitled "Nominees for Election as Directors" in the 2000 Proxy Statement. See also Item 1 above in the section entitled "Executive Officers of the Registrant."

Item 11 - Executive Compensation

          The information required by this item is incorporated herein by reference to the sections entitled "Compensation of Directors," "Summary of Executive Compensation," "Stock Options," "Employment Contracts," and "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated herein by reference to the section entitled "Beneficial Ownership of Shares" in the 2000 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the section entitled "Other Reportable Transactions" in the 2000 Proxy Statement.


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

                (1)   Financial Statements
                      --------------------

                      (i) Independent Auditors' Report. Incorporated by reference to page 12 of the 1999 Annual Report to Shareholders (Results book) included as Exhibit 13 to this Annual Report on Form 10-K.

                      (ii) The consolidated balance sheets as of January 29,
                           2000 and January 30, 1999 and the related consolidated statements of earnings, shareholders' equity, cash flows, and notes thereto for each of the three fiscal years in the period ended January 29, 2000 are incorporated by reference to pages 13-26 of the 1999 Annual Report to Shareholders (Results book) included as Exhibit 13 to this Annual Report on Form 10-K.

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

                                   THE GAP, INC.



Date:  March 28, 2000              By /s/ MILLARD S. DREXLER
                                      ----------------------
                                      Millard S. Drexler,
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: March 28, 2000               By /s/ HEIDI KUNZ
                                      --------------
                                      Heidi Kunz,
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 28, 2000               By /s/ ADRIAN D.P. BELLAMY
                                      -----------------------
                                      Adrian D. P. Bellamy, Director



Date: March 28, 2000               By /s/ EVAN S. DOBELLE
                                      -------------------
                                      Evan S. Dobelle, Director



Date: March 28, 2000               By /s/ MILLARD S. DREXLER
                                      ----------------------
                                      Millard S. Drexler, Director



Date: March 28, 2000               By /s/ DONALD G. FISHER
                                      --------------------
                                      Donald G. Fisher, Director



Date: March 28, 2000               By /s/ DORIS F. FISHER
                                      -------------------
                                      Doris F. Fisher, Director

     SIGNATURES (con't.)
     -------------------



Date: March 28, 2000               By /s/ ROBERT J. FISHER
                                      --------------------
                                      Robert J. Fisher, Director



Date: March 28, 2000               By /s/ GLENDA A. HATCHETT
                                      ----------------------
                                      Glenda A. Hatchett, Director



Date: March 28, 2000               By /s/ STEVEN P. JOBS
                                      ------------------
                                      Steven P. Jobs, Director



Date: March 28, 2000               By /s/ JOHN M. LILLIE
                                      ------------------
                                      John M. Lillie, Director



Date: March 28, 2000               By /s/ CHARLES R. SCHWAB
                                      ---------------------
                                      Charles R. Schwab, Director



Date: March 28, 2000               By /s/ BROOKS WALKER, JR.
                                      ----------------------
                                      Brooks Walker, Jr., Director



Date: March 28, 2000               By /s/ SERGIO S. ZYMAN
                                      -------------------
                                      Sergio S. Zyman, Director

Exhibit Index


3.1  Registrant's Amended and Restated Certificate of Incorporation, filed as
     Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2  Certificate of Amendment of Amended and Restated Certificate of
     Incorporation.

3.3 Registrant's By-Laws, filed as Exhibit C to Registrant's definitive proxy statement for its annual meeting of stockholders held on May 24, 1988, Commission File No. 1-7562

3.4 Amended Article IV of Registrant's By-Laws, filed as Exhibit 4.4 to Registrant's Registration Statement on Form S-8, Commission File No. 333-00417

4 Indenture, dated September 1, 1997, between the Registrant and Harris Trust Company of California filed as Exhibit 4 to Registrant's Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562

10.1 Amended and Restated Credit Agreement dated as of June 29, 1999 between the Registrant; Citicorp USA Inc.; Salomon Smith Barney Inc.; Bank of America National Trust & Savings Association; HSBC Bank USA; Morgan Guaranty Trust Company of New York; Bank of Montreal; ABN Amro Bank N.V.; Deutsche Bank AG New York Branch and/or Cayman Islands Branch; Societe Generale; The Sumitomo Bank Limited; The First National Bank of Chicago; Fleet Bank; Wells Fargo Bank, National Association; The Bank of New York; The Fuji Bank, Limited; Royal Bank of Canada U.S. Bank National Association and Citibank, N.A. filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 31, 1999, Commission File No. 1-7562

10.2 Credit Agreement dated as of July 1, 1997 between the Registrant; Citicorp USA Inc.; Bank of America National; Trust & Savings Association; The Hongkong and Shanghai Banking Corporation Limited; Nationsbank of Texas, N.A.; The Royal Bank of Canada; Bank of Montreal; Societe Generale; The Fuji Bank, Limited; Morgan Guaranty Trust Company of New York; The Sumitomo Bank Limited; Deutsche Bank AG New York Branch and/or Cayman Islands Branch; Union Bank of Switzerland, New York Branch; U.S. National Bank of Oregon; and Citibank, N.A. filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.3 First Letter Agreement dated June 30, 1998 to the Credit Agreement dated July 1, 1997 filed as Exhibit 10.4 to Registrant's Form 10-K for the year ended January 30, 1999, Commission File No. 1-7562


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.5 1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 33-54690

10.6 Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 33-54686

10.7 Description of Management Incentive Cash Award Plan filed as Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562

10.8 Executive Management Incentive Cash Award Plan (March 21, 1995 Amendment and Restatement), filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 23, 1995, Commission File No. 1-7562

10.9 Executive Management Incentive Cash Award Plan (January 25, 2000 Amendment and Restatement), filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 5, 2000, Commission File No. 1-7562

10.10 The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562

10.11 1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.12 Amendment Number 1 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.13 Amendment Number 2 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.15 to Registrant's Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.14 Amendment Number 3 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.15 Form of Nonqualified Stock Option Agreement for employees under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.16 Form of Nonqualified Stock Option Agreement for directors under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.17 Form of Restricted Stock Agreement under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.18 Form of Nonqualified Stock Option Agreement for consultants under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.19 Form of Nonqualified Stock Option Agreement for employees in France under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.20 Form of Nonqualified Stock Option Agreement for international employees under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.21 Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.22 Form of stock option agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File
      No. 1-7562

10.23 Executive Long-Term Cash Award Performance Plan, filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.24 Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement), filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 4, 1999, Commission File No. 1-7562

10.25 Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement, as amended March 28, 2000)

10.26 Relocation Loan Plan, filed as Exhibit A to Registrant's definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562

10.27 Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as Exhibit
      10.34 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562

10.28 Non-Employee Director Retirement Plan, dated October 27, 1992, filed as
      Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

10.29 Statement Regarding Non-Employee Director Retirement Plan filed as Exhibit
      10.25 to Registrant's Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.30 The Gap, Inc. Nonemployee Director Deferred Compensation Plan, filed as
      Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265

10.31 Amendment Number 1 to the Registrant's Nonemployee Director Deferred Compensation Plan filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.32 Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265

10.4 Income continuation protection arrangement, dated December 21, 1998, between Registrant and John B. Wilson, filed as Exhibit 10.33 to Registrant's Form 10-K for the year ended January 30, 1999, Commission File No. 1-7562

10.33 Employment arrangement, dated July 6, 1999, between Registrant and Heidi Kunz, filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-Q for the quarter ended July 31, 1999, Commission File No. 1-7562

13 Portions of Registrant's annual report to security holders for the fiscal year ended January 29, 2000

21    Subsidiaries of Registrant

23    Consent of Deloitte & Touche LLP

27    Financial Data Schedule for the year ended January 29, 2000