Form 10-Q
period 2000-04-29
GAP INC
filed 2000-06-02
CIK 39911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended April 29, 2000 or

[_]       Transition  report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition  period from ______________ to
______________

Commission File Number 1-7562

                                 THE GAP, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                             94-1697231
  --------------------------                              -------------------
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

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X      No
                                     ----

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock, $0.05 par value, 850,084,219 shares as of May 26, 2000
     --------------------------------------------------------------------

                                   GAP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

(In thousands, except par value)                              April 29,                January 29,                May 1,
                                                                 2000                     2000                     1999
                                                           -----------------        ------------------       ------------------
ASSETS

Current Assets:
Cash and equivalents                                       $         436,172        $          450,352       $          456,107
Merchandise inventory                                              1,652,049                 1,462,045                1,198,497
Other current assets                                                 315,709                   285,393                  263,927
                                                           -----------------        ------------------       ------------------
     Total Current Assets                                          2,403,930                 2,197,790                1,918,531

Property and equipment, net                                        2,905,064                 2,715,315                1,997,900
Lease rights and other assets                                        348,597                   275,651                  211,441
                                                           -----------------        ------------------       ------------------
     Total Assets                                          $       5,657,591        $        5,188,756       $        4,127,872
                                                           =================        ==================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                              $         631,461        $          168,961       $           97,834
Accounts payable                                                     728,121                   805,945                  617,597
Accrued expenses and other current liabilities                       669,455                   777,973                  682,108
                                                           -----------------        ------------------       ------------------
     Total Current Liabilities                                     2,029,037                 1,752,879                1,397,539

Long-Term Liabilities:
Long-term debt                                                       769,287                   784,925                  545,045
Deferred lease credits and other liabilities                         431,473                   417,907                  347,517
                                                           -----------------        ------------------       ------------------
     Total Long-Term Liabilities                                   1,200,760                 1,202,832                  892,562

Shareholders' Equity:
Common stock $.05 par value
     Authorized 2,300,000 shares
     Issued 930,925; 1,007,357
     and 1,001,818 shares
     Outstanding 851,345; 850,499
     and 860,031 shares                                               46,546                    50,368                   50,091
Additional paid-in capital                                           140,797                   669,490                  520,818
Retained earnings                                                  4,408,281                 4,172,796                3,323,831
Accumulated other comprehensive earnings (losses)                      6,013                    (6,759)                 (20,479)
Deferred compensation                                                (22,512)                  (23,150)                 (33,846)
Treasury stock, at cost                                           (2,151,331)               (2,629,700)              (2,002,644)
                                                           -----------------        ------------------       ------------------
     Total Shareholders' Equity                                    2,427,794                 2,233,045                1,837,771
                                                           -----------------        ------------------       ------------------
     Total Liabilities and Shareholders' Equity            $       5,657,591        $        5,188,756       $        4,127,872
                                                           =================        ==================       ==================

-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                   GAP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------



                                                                                            Thirteen Weeks Ended
                                                                              -------------------------------------------------
(In thousands, except share and per share amounts)
                                                                                 April 29, 2000               May 1, 1999
                                                                              ----------------------     ----------------------
Net sales                                                                        $    2,731,990                $   2,277,734

Costs and expenses

      Cost of goods sold and occupancy expenses                                       1,601,905                    1,334,155

      Operating expenses                                                                750,303                      615,149

      Net interest expense                                                                8,953                        4,638
                                                                                 --------------                -------------

Earnings before income taxes                                                            370,829                      323,792

Income taxes                                                                            135,353                      121,422
                                                                                 --------------                -------------

Net earnings                                                                     $      235,476                $     202,370
                                                                                 ==============                =============

-------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares - basic                                           850,325,670                  854,464,568

Weighted average number of shares - diluted                                         888,020,166                  900,043,739

Earnings per share - basic                                                       $         0.28                $        0.24

Earnings per share - diluted                                                     $         0.27                $        0.22

Cash dividends per share                                                         $         0.02/(a)/           $        0.02/(b)/

-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

/(a)/ Represents a dividend of $0.02 per share declared in January 2000 but paid in first quarter of fiscal 2000.

/(b)/ Represents a dividend of $0.02 per share declared in January 1999 but paid in first quarter of fiscal 1999.

                                   GAP INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

(In thousands)                                                                            Thirteen Weeks Ended
                                                                           ----------------------------------------------------

                                                                              April 29, 2000                  May 1, 1999
                                                                           ---------------------         ----------------------
    Cash Flows from Operating Activities:
       Net earnings                                                            $         235,476                 $      202,370
       Adjustments to reconcile net earnings to net cash
             provided by operating activities:
          Depreciation and amortization                                                  132,016                         94,998
           Tax benefit from exercise of stock options
              and vesting of restricted stock                                             65,912                        134,312
        Changes in operating assets and liabilities:
             Merchandise inventory                                                      (194,586)                      (143,079)
             Other current assets                                                        (32,461)                       (15,074)
             Accounts payable                                                            (71,718)                       (66,858)
             Accrued expenses                                                            (52,006)                        41,056
             Income taxes payable                                                        (36,825)                      (115,898)
             Deferred lease credits and other current liabilities                         (5,476)                        10,153
                                                                           ---------------------         ----------------------

    Net cash provided by operating activities                                             40,332                        141,980
                                                                           ---------------------         ----------------------

    Cash Flows from Investing Activities:
       Net purchase of property and equipment                                           (321,103)                      (218,973)
       Acquisition of lease rights and other assets                                      (50,779)                        (2,769)
                                                                           ---------------------         ----------------------

    Net cash used for investing activities                                              (371,882)                      (221,742)
                                                                           ---------------------         ----------------------

    Cash Flows from Financing Activities:
       Net increase in notes payable                                                     468,252                         12,481
       Net issuance of long-term debt                                                          -                         48,346
       Issuance of common stock                                                           38,632                         30,226
       Net purchase of treasury stock                                                   (163,266)                      (100,251)
       Cash dividends paid                                                               (18,872)                       (18,946)
                                                                           ---------------------         ----------------------

    Net cash provided by (used for) financing activities                                 324,746                        (28,144)
                                                                           ---------------------         ----------------------

    Effect of exchange rate fluctuations on cash                                          (7,376)                        (1,240)
                                                                           ---------------------         ----------------------

    Net decrease in cash and equivalents                                                 (14,180)                      (109,146)

    Cash and equivalents at beginning of year                                            450,352                        565,253
                                                                           ---------------------         ----------------------
    Cash and equivalents at end of quarter                                     $         436,172                 $      456,107
                                                                           =====================         ======================

-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                   GAP INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated balance sheets as of April 29, 2000 and May 1, 1999 and the interim condensed consolidated statements of earnings and cash flows for the thirteen weeks ended April 29, 2000 and May 1, 1999 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at April 29, 2000 and May 1, 1999 and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these interim financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

The condensed consolidated balance sheet as of January 29, 2000 was derived from the Company's January 29, 2000 balance sheet included in the Company's 1999 Annual Report on Form 10-K.

The results of operations for the thirteen weeks ended April 29, 2000 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 2001.

2.   COMPREHENSIVE EARNINGS
     ----------------------

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen weeks ended April 29, 2000 and May 1, 1999 were as follows (in thousands):

                                                                        Thirteen Weeks Ended
                                                               ---------------------------------------
                                                                 April 29, 2000        May 1, 1999
                                                               ---------------------------------------
     Net earnings                                                 $     235,476        $   202,370
     Other comprehensive earnings (losses)                               12,772             (7,961)
                                                               ---------------------------------------

     Total comprehensive earnings                                 $     248,248        $   194,409
                                                               =======================================

3.   EARNINGS PER SHARE
     ------------------

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of the Company's potentially dilutive securities, which include certain stock options and unvested shares of restricted stock. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

                                                                 Thirteen Weeks Ended
                                                        ---------------------------------------
                                                           April 29, 2000          May 1, 1999
                                                        ------------------    -----------------
     Weighted-average number of  shares - basic               850,325,670          854,464,568

     Incremental shares resulting from:
         Stock options                                         36,951,619           42,431,804
         Restricted stock                                         742,877            3,147,367
                                                        ------------------    -----------------

     Weighted-average number of shares - diluted              888,020,166          900,043,739
                                                        ==================    =================

Excluded from the above computation of weighted-average shares for diluted earnings per share were options to purchase 2,475,924 and 236,906 shares of common stock during the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively. Additionally, put options to repurchase 750,000 shares during the thirteen weeks ended April 29, 2000 were excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings per share.

4.   PUT OPTIONS
     -----------

At the end of the first quarter of fiscal 2000, the Company was obligated under various put option contracts to repurchase up to 750,000 shares of the Company's stock. The contracts have exercise prices ranging from $37.00 to $40.00 per share, with expiration dates through October 2000.

5.   TREASURY SHARES RETIREMENT
     --------------------------

In March 2000, the Company retired approximately 81 million treasury shares with a cost basis of approximately $642 million. The retirement of such treasury shares did not affect results of operations.

6.   SUBSEQUENT EVENT
     ----------------

In May 2000, the Company issued $250 million of debt securities at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 0.125%, due November 15, 2001.

Deloitte & Touche LLP
50 Fremont Street                                   Telephone: (415) 783-4000
San Francisco, California 94105-2230                Facsimile: (415) 783-4329


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of April 29, 2000 and May 1, 1999, and the related condensed consolidated statements of earnings and cash flows for the thirteen week periods ended April 29, 2000 and May 1, 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of The Gap, Inc. and subsidiaries as of January 29, 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

May 22, 2000

Deloitte Touche
Tohmatsu
International

                                   GAP INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------
The information below contains certain forward-looking statements which reflect the current view of Gap Inc. (the "Company") with respect to future events and financial performance. Wherever used, the words "expect," "plan," "anticipate," "believe," and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties and the Company's actual results of operations could differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where the Company's goods are manufactured, and/or other factors that may be described in the Company's Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

It is suggested that this document be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                             RESULTS OF OPERATIONS

Net Sales
-------------------------------------------------------------------------------------------------------
                                                                         Thirteen Weeks Ended
                                                              -----------------------------------------
                                                                 April 29, 2000          May 1, 1999

-------------------------------------------------------------------------------------------------------
  Net sales ($000)                                                   $2,731,990           $2,277,734


  Total net sales growth percentage                                          20                   32

  Comparable store sales (decrease) increase percentage                      (2)                  11

  Net sales per average square foot                                        $109                 $118

  Square footage of gross store space (000)                              25,519               19,517


  Number of Stores:
  Beginning of Year                                                       3,018                2,466
    New stores                                                              133                  112
    Expanded stores/(1)/                                                     24                    6
    Closed stores                                                             6                    4
  End of Period                                                           3,145                2,574

-------------------------------------------------------------------------------------------------------

/(1)/ Expanded stores do not change store count.

Store count and square footage at quarter end for fiscal 2000 and 1999 were as follows:

                                              April 29, 2000                     May 1, 1999
-------------------------------------------------------------------------------------------------------
                                        Number of         Sq. Ft.         Number of         Sq. Ft.
                                          Stores        (millions)         Stores         (millions)
-------------------------------------------------------------------------------------------------------
Gap Domestic                                  1,812             10.6            1,533             9.1
Gap International                               433              2.4              326             1.6
Banana Republic                                 354              2.7              295             2.1
Old Navy                                        546              9.8              420             6.7
-------------------------------------------------------------------------------------------------------
Total                                         3,145             25.5            2,574            19.5
=======================================================================================================
Increase                                         22%              31%              16%             22%

The increase in net sales for the first quarter of fiscal 2000 over the same period last year was primarily attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores.

The decrease in net sales per average square foot for the first quarter of fiscal 2000 was primarily attributable to a decrease in comparable store sales and the growing impact of the Old Navy division. Old Navy division's lower-priced merchandise and significantly larger stores result in lower net sales per average square foot when compared to other divisions.

During the first quarter, the company's comparable store sales by division were as follows: Gap Domestic turned in a negative mid-single digit versus a positive mid-single digit last year, Gap International had a positive mid-single digit versus positive high-twenties last year, Banana Republic had a positive mid-single digit versus positive low-teens last year, Old Navy turned in a negative low-single digit versus positive low-twenties last year.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales for the first quarter of fiscal 2000 was unchanged from the same period in 1999. Improvements in merchandise margin as a percentage of net sales were offset by an increase in occupancy expenses as a percentage of net sales.

The increase in merchandise margin as a percentage of net sales was primarily attributable to a greater percentage of merchandise sold at regular price and higher margins from regular-priced goods when compared to the same period last year. The increase in occupancy expenses as a percentage of net sales was primarily attributable to the decrease in net sales per average square foot.

Operating Expenses

Operating expenses as a percentage of net sales increased 0.5 percentage points for the first quarter of fiscal 2000 as compared to the same period in 1999. The increase was primarily attributable to higher store payroll as a percentage of net sales partially offset by lower advertising costs as a percentage of net sales.

Net Interest Expense

The increase in net interest expense in the first quarter of fiscal 2000 as compared to the same period in 1999 was primarily due to increased interest costs from an increase in short-term borrowings and the issuance of long-term debt during the third quarter of fiscal 1999 to support the Company's international expansion plans, partially offset by additional interest capitalized during the first quarter of fiscal 2000.

Income Taxes

The effective tax rate was 36.5 percent and 37.5 percent for the first quarter of fiscal 2000 and fiscal 1999, respectively. The decrease in the tax rate resulted from the Company's implementation of global tax planning initiatives based on long-term business needs.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

--------------------------------------------------------------------------------
                                                     Thirteen Weeks Ended
                                              ----------------------------------
                                                April 29, 2000      May 1, 1999
--------------------------------------------------------------------------------

Cash provided by operating activities ($000)           $40,332         $141,980

Working capital ($000)                                $374,893         $520,992

Current ratio                                           1.18:1           1.37:1
--------------------------------------------------------------------------------

For the thirteen weeks ended April 29, 2000, the decrease in cash flows provided by operating activities, compared to the same period in the prior year, was attributable to the increase in merchandise inventory and the decrease in the relative growth in accounts payable and accrued expenses compared to the same period in the prior year partially offset by an increase in net earnings exclusive of depreciation and amortization.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and short-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $1 billion, consisting of an $850 million, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 28, 2003. These credit facilities provide for the issuance of up to $500 million in letters of credit and provide backup for the Company's $500 million commercial paper program. The Company has additional uncommitted credit facilities of $520 million for the issuance of letters of credit. At April 29, 2000, the Company had outstanding letters of credit totaling approximately $959 million. The Company had $471 million of commercial paper outstanding at April 29, 2000.

In May 2000, the Company issued $250 million of debt securities at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 0.125%, due November 15, 2001.

For the thirteen weeks ended April 29, 2000, capital expenditures, net of construction allowances and dispositions, totaled approximately $319 million. The majority of these expenditures were used for expansion of the store base, headquarter and distribution facilities. During the first quarter of fiscal 2000, the Company experienced a net increase in store space of approximately 1,541,000 square feet, or 6 percent, due to the addition of 133 new stores, the expansion of 24 stores and the remodeling of certain stores.

For fiscal 2000, the Company expects capital expenditures to exceed $1.6 billion, net of construction allowances. This represents the addition of 600 to 660 new stores, the expansion of approximately 200 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, distribution centers and equipment. The Company expects to fund such capital expenditures with cash flow from operations and other sources of financing. Square footage growth is expected to be in the mid-20 percent range. By division, the 600 to 660 new stores are expected to be: Gap Domestic 320 to 340 stores, Banana Republic 40 to 60 stores, Old Navy 120 to 130 stores and Gap International 120 to 130 stores. New stores are generally expected to be leased.

During 1998, the Company purchased land on which to construct additional headquarter facilities in San Francisco and San Bruno, California. The estimated total project costs are approximately $240 million and $100 million, respectively. Construction commenced on the San Francisco facility during the third quarter of 1998 and is estimated to continue through early 2001. Construction commenced during the first quarter of 1999 on the San Bruno facility and is estimated to continue through late 2000.

The Company commenced construction on several distribution facilities in 1999. The estimated total cost for the remaining facilities is approximately $215 million. Majority of the expenditures will be incurred during fiscal 2000. The facilities are expected to be open in mid-2000.

The Company took possession of a distribution site and building in Ontario, Canada during the first quarter of fiscal 2000 to support the initial international expansion plans for the Old Navy business. The Company will spend the next year remodeling the facility prior to its anticipated opening date in mid-2001. The estimated total project cost is approximately $89 million.

During the first quarter of fiscal 2000, under the 67.5 million share repurchase program approved in October 1998, the Company acquired approximately 3.8 million shares for approximately $163 million.

The Company operates in foreign countries which exposes it to market risk associated with foreign currency exchange rate fluctuations. The Company's risk management policy is to hedge substantially all merchandise purchases for foreign operations through the use of foreign exchange forward contracts to minimize this risk.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of April 29, 2000 has not significantly changed since January 29, 2000.

The market risk profile of the Company on January 29, 2000 is disclosed in the Company's 1999 Annual Report on Form 10-K.

The net change in fair value of the Company's foreign exchange contracts and long-term debt since January 29, 2000 was an unrealized gain of $30 million.

                                     PART II

                                OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         On March 3, 2000, the Company sold 101,250 shares of common stock at $6.87037 per share to Arnell Group Ltd. pursuant to the exercise of a stock option. The aggregate sale price was $695,624.96. The Company claims exemption from registration under (S)4(2) of the Securities Act of 1933, as a transaction not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         a) Exhibits

                (15)  Letter re: Unaudited Interim Financial Information

                (27)  Financial Data Schedule

         b) The Company did not file any reports on Form 8-K during the three months ended April 29, 2000.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE GAP, INC.



Date:May 30, 2000        By /s/ Heidi Kunz
                           ---------------------------------
                                 Heidi Kunz
                                 Chief Financial Officer
                                 (Principal financial officer of the registrant)




Date:May 30, 2000        By /s/ Millard S. Drexler
                           ----------------------------------
                                 Millard S. Drexler
                                 President and Chief Executive Officer

                                  EXHIBIT INDEX
                                  -------------

     (15)  Letter re: Unaudited Interim Financial Information

     (27)  Financial Data Schedule