Form 10-Q
period 2000-07-29
GAP INC
filed 2000-09-07
CIK 39911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 29, 2000 or

[_]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____________ to ____________

Commission File Number 1-7562

                                 THE GAP, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                         94-1697231
        --------------------------         ------------------------
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

                             Yes   X    No
                                  ---

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Common Stock, $0.05 par value, 849,451,709 shares as of August 26, 2000
    -----------------------------------------------------------------------

                                   GAP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

--------------------------------------------------------------------------------

(In thousands, except par value)                                 July 29,        January 29,        July 31,
                                                                   2000              2000             1999
                                                              --------------   ---------------   --------------
ASSETS

Current Assets:
Cash and equivalents                                          $      327,860    $      450,352   $      420,954
Merchandise inventory                                              2,080,856         1,462,045        1,502,255
Other current assets                                                 375,013           285,393          298,219
                                                              --------------    --------------   --------------
   Total Current Assets                                            2,783,729         2,197,790        2,221,428

Property and equipment, net                                        3,244,940         2,715,315        2,229,729
Lease rights and other assets                                        345,767           275,651          227,426
                                                              --------------    --------------   --------------
   Total Assets                                               $    6,374,436    $    5,188,756   $    4,678,583
                                                              ==============    ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                                 $      859,448    $      168,961   $      413,495
Accounts payable                                                     922,866           805,945          742,370
Accrued expenses and other current liabilities                       617,785           777,973          687,085
                                                              --------------    --------------   --------------
   Total Current Liabilities                                       2,400,099         1,752,879        1,842,950

Long-Term Liabilities:
Long-term debt                                                     1,022,871           784,925          542,279
Deferred lease credits and other liabilities                         452,325           417,907          365,874
                                                              --------------    --------------   --------------
   Total Long-Term Liabilities                                     1,475,196         1,202,832          908,153

Shareholders' Equity:
Common stock $.05 par value
   Authorized 2,300,000 shares
   Issued 933,098; 1,007,357
   and 1,003,911 shares,
   Outstanding 849,574; 850,499
   and 858,936 shares                                                 46,654            50,368           50,196
Additional paid-in capital                                           189,589           669,490          578,550
Retained earnings                                                  4,573,338         4,172,796        3,500,643
Accumulated other comprehensive gain (loss)                           10,003            (6,759)         (20,887)
Deferred compensation                                                (18,112)          (23,150)         (28,948)
Treasury stock, at cost                                           (2,302,331)       (2,629,700)      (2,152,074)
                                                              --------------    --------------   --------------
   Total Shareholders' Equity                                      2,499,141         2,233,045        1,927,480
                                                              --------------    --------------   --------------
Total Liabilities and Shareholders' Equity                    $    6,374,436    $    5,188,756   $    4,678,583
                                                              ==============    ==============   ==============

--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                   GAP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
-------------------------------------------------------------------------------

(In thousands, except share and per share amounts)

                                                 --------------------------------       -----------------------------------
                                                      Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                                 --------------------------------       -----------------------------------
                                                    July 29,          July 31,             July 29,            July 31,
                                                      2000              1999                 2000                1999
                                                 --------------    --------------       --------------      ---------------
Net sales                                          $  2,947,714      $  2,453,339         $  5,679,704         $  4,731,073

Costs and expenses

     Cost of goods sold and occupancy expenses        1,837,064         1,443,545            3,438,969            2,777,700

     Operating expenses                                 809,294           693,297            1,559,597            1,308,446

     Net interest expense                                11,719             3,171               20,672                7,809
                                                   ------------      ------------         ------------         ------------

Earnings before income taxes                            289,637           313,326              660,466              637,118

Income taxes                                            105,717           117,497              241,070              238,919
                                                   ------------      ------------         ------------         ------------

Net earnings                                       $    183,920      $    195,829         $    419,396         $    398,199
                                                   ============      ============         ============         ============
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares - basic           849,641,253       857,352,256          849,983,457          855,909,900

Weighted average number of shares - diluted         880,119,755       898,991,202          884,183,119          899,521,052

Earnings per share - basic                         $       0.22      $       0.23         $       0.49         $       0.47

Earnings per share - diluted                       $       0.21      $       0.22         $       0.47         $       0.44

Cash dividends per share                           $       0.02      $       0.02         $       0.04/(a)/    $       0.04/(b)/
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

/(a)/ Includes a dividend of $0.02 per share declared in January 2000 but paid in first quarter of fiscal 2000.

/(b)/ Includes a dividend of $0.02 per share declared in January 1999 but paid in first quarter of fiscal 1999.

                                   GAP INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------


(In thousands)                                                      Twenty-six Weeks Ended
                                                             ---------------------------------------
                                                                July 29, 2000        July 31, 1999
                                                             -------------------  ------------------
   Cash Flows from Operating Activities:
     Net earnings                                              $     419,396          $    398,199
     Adjustments to reconcile net earnings to net cash
          provided by operating activities:
      Depreciation and amortization                                  270,436               195,873
      Tax benefit from exercise of stock options
          and vesting of restricted stock                             87,278               165,353
      Changes in operating assets and liabilities:
          Merchandise inventory                                     (625,943)             (447,785)
          Other current assets                                      (104,486)              (33,935)
          Accounts payable                                           122,871                58,989
          Accrued expenses                                          (114,034)              (74,695)
          Deferred lease credits and other liabilities                13,255                32,543
                                                               -------------          ------------

   Net cash provided by operating activities                          68,773               294,542
                                                               -------------          ------------

   Cash Flows from Investing Activities:
      Net purchase of short-term investments                               -               (14,989)
      Net purchase of property and equipment                        (793,827)             (549,985)
      Acquisition of lease rights and other assets                   (52,791)              (19,521)
                                                               -------------          ------------

   Net cash used for investing activities                           (846,618)             (584,495)
                                                               -------------          ------------
   Cash Flows from Financing Activities:
      Net increase in notes payable                                  700,053               328,516
      Issuance of long-term debt                                     250,000                49,710
      Issuance of common stock                                        56,970                48,408
      Net purchase of treasury stock                                (304,713)             (241,562)
      Cash dividends paid                                            (37,735)              (37,963)
                                                               -------------          ------------

   Net cash provided by financing activities                         664,575               147,109
                                                               -------------          ------------

   Effect of exchange rate fluctuations on cash                       (9,222)               (1,455)
                                                               -------------          ------------

   Net decrease in cash and equivalents                             (122,492)             (144,299)

   Cash and equivalents at beginning of year                         450,352               565,253
                                                               -------------          ------------
   Cash and equivalents at end of quarter                      $     327,860          $    420,954
                                                               =============          ============

--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                   GAP INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated balance sheets as of July 29, 2000 and July 31, 1999 and the interim condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 and cash flows for the twenty-six week periods ended July 29, 2000 and July 31, 1999 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at July 29, 2000 and July 31, 1999, and for all periods presented.

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

The results of operations for the twenty-six weeks ended July 29, 2000 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 2001.

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.


2.   COMPREHENSIVE EARNINGS
     ----------------------

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 were as follows (in thousands):

                                                 Thirteen Weeks Ended             Twenty-six Weeks Ended
                                           --------------------------------   --------------------------------
                                            July 29, 2000    July 31, 1999     July 29, 2000    July 31, 1999
                                           --------------------------------   --------------------------------
Net earnings                                       $183,920        $195,829         $419,396         $398,199
Other comprehensive earnings (losses)                 3,990            (408)          16,762           (8,369)
                                          ---------------------------------   -------------------------------

Comprehensive earnings                             $187,910        $195,421         $436,158         $389,830
                                          ==================================  ===============================

3.   EARNINGS PER SHARE
     ------------------

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of the Company's potentially dilutive securities, which include certain stock options, unvested shares of restricted stock, and certain put options. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

                                                       Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                  -------------------------------   -------------------------------
                                                   July 29, 2000   July 31, 1999     July 29, 2000   July 31, 1999
                                                  -------------------------------   -------------------------------
 Weighted-average number of shares - basic           849,641,253     857,352,256         849,983,457     855,909,900

 Incremental shares resulting from:
     Stock options                                    29,906,782      40,685,597          33,580,804      41,540,285
     Restricted stock                                    540,793         941,906             618,858       2,052,413
     Put options                                          30,927          11,443                   -          18,454
                                                  ------------------------------    --------------------------------

 Weighted-average number of shares - diluted         880,119,755     898,991,202         884,183,119     899,521,052
                                                  ==============================    ================================

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 21,531,753 and 16,682,889 shares of common stock during the thirteen and twenty-six weeks ended July 29, 2000, respectively, and 112,694 and 254,712 shares during the thirteen and twenty-six weeks ended July 31, 1999, respectively. Additionally, put options to repurchase 375,000 shares during the twenty-six weeks ended July 29, 2000 were excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings per share.

4.   PUT OPTIONS
     -----------

During the second quarter of fiscal 2000, the Company repurchased 375,000 shares under put options contracts for approximately $14 million.

At the end of the second quarter of fiscal 2000, the Company was obligated under a put option contract to repurchase 375,000 shares of the Company's stock. The contract has an exercise price of $37.22 per share, with an expiration date of October 23, 2000.

5.   TREASURY SHARES RETIREMENT
     --------------------------

During the first quarter of fiscal 2000, the Company retired approximately 81 million treasury shares with a cost basis of approximately $642 million. This retirement did not affect results of operations.

6.   LONG-TERM DEBT
     --------------

During the second quarter of fiscal 2000, the Company issued $250 million of debt securities at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 0.125%, due November 15, 2001.

7.  SUBSEQUENT EVENTS
    -----------------

In August 2000, the Company entered into two put option contracts. Each contract was to repurchase 400,000 shares of the Company's stock. The exercise prices for the contracts are $26.75 and $25.53 per share, with expiration dates of November 2000 and February 2001, respectively.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230

Tel: (415) 783 4000
Fax: (415) 783 4329
www.us.deloitte.com

                                                                   Deloitte
                                                                   & Touche

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of July 29, 2000 and July 31, 1999 and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 and condensed consolidated statements of cash flows for the twenty-six week periods ended July 29, 2000 and July 31, 1999. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 29, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.


/s/ Deloitte & Touche LLP

San Francisco, California
August 9, 2000


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

                             RESULTS OF OPERATIONS

Net Sales

-------------------------------------------------------------------------------------------------------------------------------
                                                               Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                       ------------------------------------------------------------------------
                                                         July 29, 2000      July 31, 1999      July 29, 2000     July 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
Net sales ($000)                                            $2,947,714         $2,453,339         $5,679,704        $4,731,073

Total net sales growth percentage                                   20                 29                 20                31

Comparable store sales (decrease) increase percentage               (2)                 8                 (2)               10

Net sales per average square foot                           $      111         $      123         $      221        $      242

Square footage of gross store space - at end of period                                                26,932            20,391
    (000)

Number of Stores:
Beginning of Year                                                                                      3,018             2,466
    New stores                                                                                           296               200
    Expanded stores/(1)/                                                                                  72                36
    Closed stores                                                                                         30                 5
End of Period                                                                                          3,284             2,661
------------------------------------------------------------------------------------------------------------------------------

(1)  Expanded stores do not change store count.

Store count and square footage at quarter end for fiscal 2000 and 1999 were as follows:

                                              July 29, 2000                          July 31, 1999
------------------------------------------------------------------------------------------------------------
                                       Number of           Sq. Ft.           Number of           Sq. Ft.
                                        Stores           (millions)           Stores           (millions)
------------------------------------------------------------------------------------------------------------
Gap Domestic                             1,885               11.0              1,581                9.4
Gap International                          454                2.4                331                1.7
Banana Republic                            365                2.8                307                2.2
Old Navy                                   580               10.7                442                7.1
------------------------------------------------------------------------------------------------------------
Total                                    3,284               26.9              2,661               20.4
============================================================================================================
Increase                                    23%                32%                15%                21%

The increases in net sales for the second quarter and first half of fiscal 2000 over the same periods last year were primarily attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores.

The company's second quarter comparable store sales by division were as follows:
Gap Domestic had a positive mid-single digit versus a negative low-single digit last year, Gap International had a positive low-single digit versus positive low-double digits last year, Banana Republic had a flat comp versus positive low-teens last year, Old Navy had negative low-double digits versus positive low-twenties last year.

Old Navy's second quarter comparable store sales were negatively impacted by logistics issues which resulted in lower in-store inventory levels than originally planned and traffic weakness.

The company's year-to-date comparable store sales by division were as follows:
Gap Domestic had a flat comp versus a positive low-single digit last year, Gap International had a positive low-single digit versus positive high-teens last year, Banana Republic had a positive low-single digit versus positive low-teens last year, Old Navy had a negative mid-single digit versus positive low-twenties last year.

The decreases in net sales per average square foot for the second quarter and first half of fiscal 2000 were primarily attributable to the decreases in comparable store sales and the growing impact of the Old Navy division. Old Navy division's lower-priced merchandise and significantly larger stores result in lower net sales per average square foot when compared to other divisions.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased
3.5 and 1.8 percentage points in the second quarter and first half of fiscal 2000, respectively, from the same periods in 1999. The increases were driven by decreased merchandise margin and increased occupancy expenses as a percentage of net sales.

For both the second quarter and first half of fiscal 2000, the decreases in merchandise margin as a percentage of net sales were primarily attributable to a greater percentage of merchandise sold at markdown and lower margins from marked-down goods, slightly offset by higher margins from regular-priced goods when compared to the same periods last year. The increases in occupancy expenses as a percentage of net sales for the second quarter and first half of fiscal 2000 were primarily attributable to the decreases in net sales per average square foot.


Operating Expenses

Operating expenses as a percentage of net sales decreased 0.8 and 0.2 percentage points in the second quarter and first half of fiscal 2000, respectively, from the same periods in 1999. The improvements were primarily attributable to lower advertising costs and administrative expenses as a percentage of net sales partially offset by higher store payroll as a percentage of net sales.

Net Interest Expense

The increases in net interest expense in the second quarter and first half of fiscal 2000 as compared to the same periods in 1999 were primarily due to increased interest costs from an increase in short-term borrowings and the issuance of long-term debt during the third quarter of fiscal 1999 and the second quarter of fiscal 2000, partially offset by additional interest capitalized during the second quarter and first half of fiscal 2000.


Income Taxes

The effective tax rate was 36.5 percent for the second quarter and first half of fiscal 2000, and 37.5 percent for the second quarter and first half of fiscal 1999. The decrease in the tax rate resulted from the Company's implementation of global tax planning initiatives based on long-term business needs.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

--------------------------------------------------------------------------------
                                                     Twenty-six Weeks Ended
                                             -----------------------------------
                                                 July 29, 2000     July 31, 1999
--------------------------------------------------------------------------------

Cash provided by operating activities ($000)          $ 68,773        $294,542

Working capital ($000)                                $383,630        $378,478

Current ratio                                           1.16:1          1.21:1
--------------------------------------------------------------------------------

For the twenty-six weeks ended July 29, 2000, the decrease in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to an increase in merchandise inventory, a decrease in tax benefit from the exercise of stock options and vesting of restricted stock and a decrease in the relative growth in accounts payable and accrued expenses compared to the same period in the prior year partially offset by an increase in net earnings exclusive of depreciation and amortization.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and short-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $1.35 billion, consisting of an $1.20 billion, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 27, 2005. These credit facilities provide for the issuance of up to $600 million in letters of credit and provide backup for the Company's $750 million commercial paper program. The Company has additional uncommitted credit facilities of $650 million for the issuance of letters of credit. At July 29, 2000, the Company had outstanding letters of credit totaling approximately $1.14 billion. The Company had $717 million of commercial paper and $119 million in Extendable Commercial Notes outstanding at July 29, 2000.

During the second quarter of fiscal 2000, the Company issued $250 million of debt securities at a rate per annum, reset quarterly, equal to the three-month LIBOR plus 0.125%, due November 15, 2001.

For the twenty-six weeks ended July 29, 2000, capital expenditures, net of construction allowances and dispositions, totaled approximately $791 million. The majority of these expenditures were used for expansion of the store base, headquarter and distribution facilities. During the first half of fiscal 2000, the Company experienced a net increase in store space of approximately 2,954,000 square feet, or 12 percent, due to the addition of 296 new stores, the expansion of 72 stores and the remodeling of certain stores.

For fiscal 2000, the Company expects capital expenditures to be approximately $1.8 billion, net of construction allowances. This represents the addition of 640 to 700 new stores, the expansion of approximately 200 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, distribution centers and equipment. The Company expects to fund such capital expenditures with cash flow from operations and other sources of financing. Square footage growth is expected to be close to 30 percent. By division, the 640 to 700 new stores are expected to be: Gap Domestic 320 to 340 stores, Banana Republic 40 to 60 stores, Old Navy 150 to 160 stores and Gap International 130 to 140 stores. New stores are generally expected to be leased.

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

The Company commenced construction on several distribution facilities in 1999. The estimated total cost for the remaining facilities is approximately $223 million. The majority of the expenditures will be incurred during fiscal 2000. The facilities are expected to be open in the third quarter of fiscal 2000.

The Company commenced construction on several distribution facilities in the second quarter of 2000. The estimated total cost for these facilities is approximately $224 million. The majority of the expenditures will be incurred during fiscal 2000. The facilities are expected to be open in the third quarter of fiscal 2001.

The Company took possession of a distribution site and building in Ontario, Canada during the first quarter of fiscal 2000 to support the initial international expansion plans for the Old Navy business. The Company will spend the next year remodeling the facility prior to its anticipated opening date in mid-2001. The estimated total project cost is approximately $89 million.

In the first half of fiscal 2000, under the 67.5 million share repurchase program approved in October 1998, the Company acquired approximately 8.4 million shares for approximately $324 million, including 0.4 million shares acquired under put option contracts for approximately $14 million.

In August 2000, the Company entered into two put option contracts. Each contract was to repurchase 400,000 shares of the Company's stock. The exercise prices for the contracts are $26.75 and $25.53 per share, with expiration dates of November 2000 and February 2001, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of July 29, 2000 has not significantly changed since January 29, 2000.

The market risk profile of the Company on January 29, 2000 is disclosed in the Company's 1999 Annual Report on Form 10-K.


                                    PART II

                               OTHER INFORMATION
Item 1.  Legal Proceedings
--------------------------

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

A second complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that the Company (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for the Company. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999 the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. On April 22, 1999 the Company, along with several other defendants, filed a motion in Federal District Court, Central District of California, to dismiss the case. In light of the transfer order, that motion will be reset for hearing in the District of the Mariana Islands.


Item 4.  Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------

  a) On May 5, 2000 the Annual Meeting of Stockholders of the Company was held in Gallatin, Tennessee. There were 851,577,689 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

  b)   The following directors were elected:

                                       Vote For           Vote Withheld

       Adrian D. P. Bellamy            767,896,668         3,547,584
       Evan S. Dobelle                 767,565,811         3,878,441
       Millard S. Drexler              767,742,734         3,701,518
       Donald G. Fisher                760,885,369        10,558,883
       Doris F. Fisher                 767,783,351         3,660,901
       Robert J. Fisher                767,266,107         4,178,145
       Glenda A. Hatchett              767,873,723         3,570,529

       Steven P. Jobs                  767,659,971         3,784,681
       John M. Lillie                  767,782,440         3,661,812
       Charles R. Schwab               767,880,119         3,564,133
       Brooks Walker, Jr.              767,790,398         3,653,854
       Sergio Zyman                    767,887,573         3,556,679

          There were no abstentions and no broker non-votes.


  c) The Executive Management Incentive Cash Award Plan was approved with 753,347,974 votes in favor and 14,624,387 against.

  There were 3,471,891 abstentions.

  d) The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending February 3, 2001 was ratified with 768,877,954 votes in favor and 457,423 against.

  There were 2,108,874 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  a)   Exhibits

       (10.1) Amended and Restated Credit Agreement, dated as of June 27, 2000 among The Gap, Inc., Citicorp USA, Inc., Bank of America, N.A., The Hong Kong and Shanghai Bank Corporation Limited, Morgan Guaranty Trust Company of New York, The Sumitomo Bank Limited, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Societe Generale, The Fuji Bank, Limited, ABN AMRO Bank N.V., The Bank of New York, Bank One, NA f/k/a The National Bank of Chicago, U.S. Bank National Association, Fleet National Bank, and Wells Fargo Bank, National Association

       (10.2) Second Amended and Restated Credit Agreement, dated as of June 27, 2000 among The Gap, Inc., Banana Republic, Inc., Old Navy Inc., Banana Republic (Canada), Inc., Old Navy (Canada) Inc., Gap (Canada Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap (International) B.V., GPS Consumer Direct, Inc., Citicorp USA Inc., Bank of America, N.A., HSBC Bank USA, Morgan Guaranty Trust Company of New York, ABN AMRO Bank N.V., Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Societe Generale, The Sumitomo Bank Limited, Bank One, NA f/k/a The First National Bank of Chicago, Fleet National Bank, Wells Fargo Bank, National Association, The Bank of New York, The Fuji Bank Limited, U.S. Bank National Association, Citibank, N.A., and Salomon Smith Barney Inc.

       (10.3)  Amendment No. 4 to the 1996 Stock Option and Award Plan

       (10.4)  Amendment No. 2 to Nonemployee Director Deferred Compensation
               Plan

       (15)    Letter re:  Unaudited Interim Financial Information

       (27)    Financial Data Schedule

  b)   Reports on Form 8-K

       The Company filed a report on Form 8-K on May 15, 2000, setting forth the computation of Ratio of Earnings, related to the Company's Registration Statement No. 333-70991.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE GAP, INC.

Date: September 6, 2000                    By /s/ Heidi Kunz
                                             -----------------------------
                                           Heidi Kunz
                                           Chief Financial Officer
                                           (Principal financial officer of the
                                           registrant)



Date: September 6, 2000                    By /s/ Millard S. Drexler
                                             -----------------------------
                                           Millard S. Drexler
                                           President and Chief Executive Officer

                                 EXHIBIT INDEX



     (10.1) Amended and Restated Credit Agreement, dated as of June 27, 2000 among The Gap, Inc., Citicorp USA, Inc., Bank of America, N.A., The Hong Kong and Shanghai Bank Corporation Limited, Morgan Guaranty Trust Company of New York, The Sumitomo Bank Limited, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Societe Generale, The Fuji Bank, Limited, ABN AMRO Bank N.V., The Bank of New York, Bank One, NA f/k/a The National Bank of Chicago, U.S. Bank National Association, Fleet National Bank, and Wells Fargo Bank, National Association

     (10.2) Second Amended and Restated Credit Agreement, dated as of June 27, 2000 among The Gap, Inc., Banana Republic, Inc., Old Navy Inc., Banana Republic (Canada), Inc., Old Navy (Canada) Inc., Gap (Canada Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap (International) B.V., GPS Consumer Direct, Inc., Citicorp USA Inc., Bank of America, N.A., HSBC Bank USA, Morgan Guaranty Trust Company of New York, ABN AMRO Bank N.V., Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Societe Generale, The Sumitomo Bank Limited, Bank One, NA f/k/a The First National Bank of Chicago, Fleet National Bank, Wells Fargo Bank, National Association, The Bank of New York, The Fuji Bank Limited, U.S. Bank National Association, Citibank, N.A., and Salomon Smith Barney Inc.

     (10.3)    Amendment No. 4 to the 1996 Stock Option and Award Plan

     (10.4)    Amendment No. 2 to Nonemployee Director Deferred Compensation
               Plan

     (15)      Letter re:  Unaudited Interim Financial Information

     (27)      Financial Data Schedule