Form 10-Q
period 2000-10-28
GAP INC
filed 2000-11-30
CIK 39911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 28, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission File Number 1-7562

                                 THE GAP, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                                     94-1697231
          --------------------------                     ---------------------
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

   Common Stock, $0.05 par value, 849,695,146 shares as of November 25, 2000
   -------------------------------------------------------------------------

                                   GAP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
--------------------------------------------------------------------------------

(In thousands, except par value)                                 October 28,      January 29,       October 30,
                                                                     2000             2000             1999
                                                                 -----------      -----------      -------------
ASSETS

Current Assets:
Cash and equivalents                                             $    352,201     $    450,352     $    485,680
Merchandise inventory                                               2,567,502        1,462,045        1,825,038
Other current assets                                                  475,605          285,393          306,567
                                                                 ------------     ------------     ------------
     Total Current Assets                                           3,395,308        2,197,790        2,617,285

Property and equipment, net                                         3,621,474        2,715,315        2,473,509
Lease rights and other assets                                         344,677          275,651          254,530
                                                                 ------------     ------------     ------------
     Total Assets                                                $  7,361,459     $  5,188,756     $  5,345,324
                                                                 ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                                    $  1,482,356     $    168,961     $    636,534
Accounts payable                                                    1,032,095          805,945          725,635
Accrued expenses and other current liabilities                        724,804          777,973          861,409
                                                                 ------------     ------------     ------------
     Total Current Liabilities                                      3,239,255        1,752,879        2,223,578

Long-Term Liabilities:
Long-term debt                                                      1,003,542          784,925          808,937
Deferred lease credits and other liabilities                          498,496          417,907          394,684
                                                                 ------------     ------------     ------------
     Total Long-Term Liabilities                                    1,502,038        1,202,832        1,203,621

Shareholders' Equity:
Common stock $.05 par value
     Authorized 2,300,000 shares
     Issued 935,383; 1,007,357
     and 1,004,527 shares,
     Outstanding 849,839, 850,499
     and 850,868 shares                                                46,768           50,368           50,226
Additional paid-in capital                                            220,924          669,490          594,740
Retained earnings                                                   4,721,976        4,172,796        3,796,656
Accumulated other comprehensive earnings (losses)                         379           (6,759)         (24,347)
Deferred compensation                                                 (15,154)         (23,150)         (28,243)
Treasury stock, at cost                                            (2,354,727)      (2,629,700)      (2,470,907)
                                                                 ------------     ------------     ------------
     Total Shareholders' Equity                                     2,620,166        2,233,045        1,918,125
                                                                 ------------     ------------     ------------
Total Liabilities and Shareholders' Equity                       $  7,361,459     $  5,188,756     $  5,345,324
                                                                 ============     ============     ============

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                                   GAP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)
--------------------------------------------------------------------------------

(In thousands, except share and per share amounts)

                                                         --------------------------        ---------------------------
                                                           Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                         --------------------------        ---------------------------
                                                         October 28,    October 30,        October 28,     October 30,
                                                            2000           1999              2000            1999
                                                         -----------    -----------        -----------     -----------
Net sales                                                $  3,414,668   $  3,045,386      $ 9,094,372      $   7,776,459

Costs and expenses

     Cost of goods sold and occupancy expenses              2,157,461      1,741,098        5,596,430          4,518,798

     Operating expenses                                       943,262        797,642        2,502,859          2,106,088

     Net interest expense                                      20,483         10,557           41,155             18,366
                                                         ------------   ------------      -----------      -------------
Earnings before income taxes                                  293,462        496,089          953,928          1,133,207

Income taxes                                                  107,114        181,072          348,184            419,991
                                                         ------------   ------------      -----------      -------------
Net earnings                                             $    186,348   $    315,017      $   605,744      $     713,216
                                                         ============   ============      ===========      =============

-----------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares - basic                 848,754,207    853,705,825      849,574,768        855,187,459

Weighted average number of shares - diluted               871,570,698    891,325,345      880,583,218        897,271,042

Earnings per share - basic                                   $0.22          $0.37            $0.71             $0.83

Earnings per share - diluted                                 $0.21          $0.35            $ 0.69            $0.79

Cash dividends per share                                     $0.02          $0.02            $0.07/(a)/        $0.07/(b)/

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

(a) Includes a dividend of $0.02 per share declared in January 2000 but paid in first quarter of fiscal 2000.
(b) Includes a dividend of $0.02 per share declared in January 1999 but paid in first quarter of fiscal 1999.

                                   GAP INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
--------------------------------------------------------------------------------

(In thousands)                                                              Thirty-nine Weeks Ended
                                                                      ------------------------------------
                                                                      October 28, 2000    October 30, 1999
                                                                      ----------------    ----------------
    Cash Flows from Operating Activities:
      Net earnings                                                       $   605,744          $   713,216
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
         Depreciation and amortization                                       423,336              302,495
         Tax benefit from exercise of stock options
           and vesting of restricted stock                                   101,140              172,696
       Changes in operating assets and liabilities:
          Merchandise inventory                                           (1,116,677)            (765,060)
          Other current assets                                              (207,371)             (55,836)
          Accounts payable                                                   206,857               34,633
          Accrued expenses                                                   (17,081)              76,731
          Deferred lease credits and other liabilities                        53,150               42,360
                                                                         -----------          -----------
    Net cash provided by operating activities                                 49,098              521,235
                                                                         -----------          -----------

    Cash Flows from Investing Activities:
      Net purchase of property and equipment                              (1,325,612)            (865,751)
      Acquisition of lease rights and other assets                           (40,995)             (39,942)
                                                                         -----------          -----------
    Net cash used for investing activities                                (1,366,607)            (905,693)
                                                                         -----------          -----------
    Cash Flows from Financing Activities:
      Net increase in notes payable                                        1,324,543              547,253
      Issuance of long-term debt                                             250,000              311,839
      Issuance of common stock                                                73,960               52,800
      Net purchase of treasury stock                                        (357,176)            (560,394)
      Cash dividends paid                                                    (56,619)             (56,967)
                                                                         -----------          -----------
    Net cash provided by financing activities                              1,234,708              294,531
                                                                         -----------          -----------
    Effect of exchange rate fluctuations on cash                             (15,350)              10,354
                                                                         -----------          -----------
    Net decrease in cash and equivalents                                     (98,151)             (79,573)

    Cash and equivalents at beginning of year                                450,352              565,253
                                                                         -----------          -----------
    Cash and equivalents at end of quarter                               $   352,201          $   485,680
                                                                         ===========          ===========

________________________________________________________________________________
See accompanying notes to condensed consolidated financial statements.

                                   GAP INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated balance sheets as of October 28, 2000 and October 30, 1999 and the interim condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 and cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at October 28, 2000 and October 30, 1999, and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 29, 2000.

The condensed consolidated balance sheet as of January 29, 2000 was derived from the Company's January 29, 2000 balance sheet included in the Company's 1999 Annual Report on Form 10-K.

The results of operations for the thirty-nine weeks ended October 28, 2000 are not necessarily indicative of the operating results that may be expected for the year ending February 3, 2001.

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

2.   COMPREHENSIVE EARNINGS
     ----------------------

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 were as follows (in thousands):

                                                 Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                              --------------------------     ---------------------------
                                               October 28,   October 30,      October 28,    October 30,
                                                  2000           1999             2000           1999
                                              --------------------------     --------------------------
Net earnings                                    $186,348       $315,017         $605,744       $713,216
Other comprehensive (losses) earnings             (9,624)        (3,460)           7,138        (11,829)
                                              -------------------------      --------------------------
Comprehensive earnings                          $176,724       $311,557         $612,882       $701,387
                                              =========================      ==========================

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

                                                        Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                                      ------------------------     ------------------------
                                                      October 28,  October 30,     October 28,  October 30,
                                                          2000         1999            2000        1999
                                                      ------------------------     ------------------------
   Weighted-average number of shares - basic          848,754,207  853,705,825     849,574,768  855,187,459

   Incremental shares resulting from:
       Stock options                                   22,399,787   36,650,564      30,443,522   40,393,299
       Restricted stock                                   402,175      809,735         564,928    1,646,136
       Put options                                         14,529      159,221               -       44,148
                                                      ------------------------     ------------------------
   Weighted-average number of shares - diluted        871,570,698  891,325,345     880,583,218  897,271,042
                                                      ========================     ========================


Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 27,666,897 and 18,593,628 shares of common stock during the thirteen and thirty-nine weeks ended October 28, 2000, respectively, and 10,276,234 and 6,613,448 shares during the thirteen and thirty-nine weeks ended October 30, 1999, respectively. Additionally, put options to repurchase 800,000 shares during the thirty-nine weeks ended October 28, 2000 were excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings per share.

4.   PUT OPTIONS
     -----------

During the third quarter of 2000, the Company repurchased 375,000 shares under a put option contract for approximately $12 million.

At the end of the third quarter of 2000, the Company was obligated under a put option contract to repurchase 400,000 shares of the Company's stock. The contract has an exercise price $25.53 per share, with an expiration date of February 2001.

5.   TREASURY SHARES RETIREMENT
     --------------------------

During the first quarter of 2000, the Company retired approximately 81 million treasury shares with a cost basis of approximately $642 million. This retirement did not affect results of operations.

6.   LONG-TERM DEBT
     --------------

During the second quarter of 2000, the Company issued $250 million of debt securities at a rate per annum, reset quarterly, equal to three-month LIBOR plus 0.125%, due November 15, 2001.

7.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. Also, the classification of shipping and handling costs is an accounting policy decision that should be disclosed. Currently, the Company classifies shipping and handling revenues and costs as operating expenses. This consensus must be adopted no later than the fourth quarter of 2000. The Company does not expect this consensus to have a material impact on its consolidated financial statements.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230

Tel: (415) 783 4000
Fax: (415) 783 4329
www.us.deloitte.com
                                                                        Deloitte
                                                                        & Touche

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of October 28, 2000 and October 30, 1999 and the related condensed consolidated statements of earnings for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 and condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 29, 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ Deloitte & Touche LLP

San Francisco, California
November 8, 2000

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

                             RESULTS OF OPERATIONS

  Net Sales
------------------------------------------------------------------------------------------------------------------
                                                                 Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                                               ---------------------------------------------------
                                                               October 28,  October 30,   October 28,  October 30,
                                                                  2000         1999          2000         1999
------------------------------------------------------------------------------------------------------------------
  Net sales ($000)                                             $3,414,668   $3,045,386    $9,094,372   $7,776,459

  Total net sales growth percentage                                    12           27            17           29

  Comparable store sales (decrease) increase percentage                (8)           5            (4)           8

  Net sales per average square foot                                  $118         $141          $339         $382

  Square footage of gross store space -
         at end of period  (000)                                                              29,978       22,721
  Number of Stores:
  Beginning of Year                                                                            3,018        2,466
         New stores                                                                              564          424
         Expanded stores/(1)/                                                                    143           76
         Closed stores                                                                            40           11
  End of Period                                                                                3,542        2,879
------------------------------------------------------------------------------------------------------------------

(1) Expanded stores do not change store count.

Store count and square footage at quarter end for 2000 and 1999 were as follows:


                               October 28, 2000             October 30, 1999
-------------------------------------------------------------------------------
                            Number of      Sq. Ft.      Number of       Sq. Ft.
                              Stores      (millions)      Stores      (millions)
-------------------------------------------------------------------------------
Gap Domestic                   2,002         11.5          1,688         9.9
Gap International                503          2.8            367         1.9
Banana Republic                  389          3.1            329         2.4
Old Navy                         648         12.6            495         8.5
-------------------------------------------------------------------------------
Total                          3,542         30.0          2,879        22.7
===============================================================================
Increase                          23%          32%            21%         27%


The increases in net sales for the third quarter and year-to-date 2000 over the same periods last year were attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores.

The Company's third quarter comparable store sales by division were as follows:
Gap Domestic had a negative low-single digit versus a negative low-single digit last year, Gap International had a negative low-single digit versus a positive high-single digit last year, Banana Republic had a negative low-single digit versus a positive high-single digit last year, Old Navy had negative high-teens versus positive low-double digits last year.

The Company's year-to-date comparable store sales by division were as follows:
Gap Domestic had a negative low-single digit versus a flat comp last year, Gap International had a positive low-single digit versus positive mid-teens last year, Banana Republic had a flat comp versus positive low-teens last year, Old Navy had a negative low-double digit versus positive high-teens last year.

The decreases in net sales per average square foot for the third quarter and year-to-date 2000 were primarily attributable to the decreases in comparable store sales and the growing impact of the Old Navy division. Old Navy division's lower-priced merchandise and significantly larger stores result in lower net sales per average square foot when compared to other divisions.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased
6.0 and 3.4 percentage points in the third quarter and year-to-date 2000, respectively, from the same periods in 1999.

For both the third quarter and year-to-date 2000, the decreases in merchandise margin as a percentage of net sales were primarily attributable to a greater percentage of merchandise sold at markdown and lower margins from marked-down goods when compared to the same periods last year. The increases in occupancy expenses as a percentage of net sales for the third quarter and year-to-date 2000 were primarily attributable to the decreases in net sales per average square foot.

Operating Expenses

Operating expenses as a percentage of net sales increased 1.4 and 0.4 percentage points in the third quarter and year-to-date 2000, respectively, from the same periods in 1999. The increases were primarily attributable to the decreases in comparable store sales, higher store payroll as a percentage of net sales offset by lower advertising costs as a percentage of net sales.

Net Interest Expense

The increases in net interest expense in the third quarter and year-to-date 2000 as compared to the same periods in 1999 were primarily due to increased interest costs from an increase in average borrowings partially offset by additional interest capitalized during the third quarter and year-to-date 2000.

Income Taxes

The effective tax rate was 36.5 percent for the third quarter and year-to-date 2000, and 36.5 and 37.1 percent for the third quarter and year-to-date 1999, respectively. The decrease in the tax rate resulted from the Company's implementation of global tax planning initiatives based on long-term business needs.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

-------------------------------------------------------------------------------------------------
                                                                 Thirty-nine Weeks Ended
                                                    ---------------------------------------------
                                                           October 28, 2000     October 30, 1999
-------------------------------------------------------------------------------------------------
  Cash provided by operating activities ($000)                      $49,098             $521,235

  Working capital ($000)                                           $156,053             $393,707

  Current ratio                                                      1.05:1               1.18:1
-------------------------------------------------------------------------------------------------

For the thirty-nine weeks ended October 28, 2000, the decrease in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to an increase in merchandise inventory, a decrease in tax benefit from the exercise of stock options and vesting of restricted stock and changes in other operating assets and liabilities which were primarily driven by timing of certain payments.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations and short-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $1.35 billion, consisting of an $1.20 billion, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 27, 2005. These credit facilities provide for the issuance of up to $600 million in letters of credit and provide backup for the Company's $750 million commercial paper program. The Company has additional uncommitted credit facilities of $845 million for the issuance of letters of credit. At October 28, 2000, the Company had outstanding letters of credit totaling approximately $1.03 billion. The Company had $750 million of commercial paper and $35 million in Extendable Commercial Notes outstanding at October 28, 2000.

During the second quarter of 2000, the Company issued $250 million of debt securities at a rate per annum, reset quarterly, equal to three-month LIBOR plus 0.125%, due November 15, 2001.

For the thirty-nine weeks ended October 28, 2000, capital expenditures, net of construction allowances and dispositions, totaled approximately $1.28 billion. The majority of these expenditures were used for expansion of the store base, headquarter and distribution facilities. For year-to-date 2000, the Company experienced a net increase in store space of approximately 6 million square feet, or 25 percent, due to a net addition of 524 stores, the expansion of 143 stores and the remodeling of certain stores.

For 2000, the Company expects capital expenditures to be approximately $1.8 billion, net of construction allowances. This represents the addition of 640 to 700 new stores, the expansion of approximately 200 stores, the remodeling of certain stores, as well as amounts for headquarters facilities, distribution centers and equipment and information technology. The Company expects to fund such capital expenditures with cash flow from operations and other sources of financing. Square footage growth is expected to be approximately 30 percent. New stores are generally expected to be leased.

The Company's store growth plans for fiscal 2000 and fiscal 2001 are as follows:

                                 Fiscal 2000                 Fiscal 2001
-------------------------------------------------------------------------------
                               Store     Sq. Ft.          Store      Sq. Ft.
                              Growth      Range           Growth      Range
-------------------------------------------------------------------------------
Gap Domestic                 320-340      16-18%         270-290       11-14%
Gap International            130-140      38-41%         100-120       20-25%
Banana Republic                40-60      22-26%           40-60       13-17%
Old Navy                     150-160      40-45%         140-160       23-27%
-------------------------------------------------------------------------------
Total                        640-700   Approx. 30%       550-630       17-20%
===============================================================================

During 1998, the Company purchased land on which to construct additional headquarter facilities in San Francisco and San Bruno, California. The estimated total project costs are approximately $240 million and $100 million, respectively. Construction commenced on the San Francisco facility during the third quarter of 1998 and is estimated to continue through early 2001. Construction commenced during the first quarter of 1999 on the San Bruno facility and has recently been completed.

The Company commenced construction on several distribution facilities in the second quarter and the third quarter of 2000. The estimated total cost for these facilities is approximately $455 million. The majority of the expenditures will be incurred during 2000. The facilities are expected to be open in the third quarter of 2001.

The Company took possession of a distribution site and building in Ontario, Canada during the first quarter of 2000 to support the initial international expansion plans for the Old Navy business. The Company will spend the next year remodeling the facility prior to its anticipated opening date in mid-2001. The estimated total project cost is approximately $89 million.

In the first nine months of 2000, under the 67.5 million share repurchase program approved in October 1998, the Company acquired approximately 10.4 million shares for approximately $377 million, including 0.8 million shares acquired under put option contracts for approximately $26 million.

At the end of the third quarter of 2000, the Company was obligated under a put option contract to repurchase 400,000 shares of the Company's stock. The contract has an exercise price $25.53 per share, with an expiration date of February 2001.

Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. Also, the classification of shipping and handling costs is an accounting policy decision that should be disclosed. Currently, the Company classifies shipping and handling revenues and costs as operating expenses. This consensus must be adopted no later than the fourth quarter of 2000. The Company does not expect this consensus to have a material impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of October 28, 2000 has not significantly changed since January 29, 2000.

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

        A second complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that the Company (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for the Company. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999 the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. Transfer of the case has been stayed pending writ review of the transfer order in the United States Ninth Circuit. Upon resolution, defendants intend to renew a motion in United States District Court, Central District of California, to dismiss the case.

        The Company is in the process of investigating the allegations set forth in the complaints and will pursue appropriate legal defenses. At this time the Company is unable to assess the likelihood of the outcome of these cases and cannot estimate the amount or range of potential loss, if any.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

        a)   Exhibits

               (15)   Letter re:  Unaudited Interim Financial Information

               (27)   Financial Data Schedule

        b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended October 28, 2000.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE GAP, INC.



Date: November 30, 2000                        By /s/ Heidi Kunz
                                                  -----------------------------
                                                  Heidi Kunz
                                                  Chief Financial Officer
                                                  (Principal financial officer
                                                  of the registrant)




Date: November 30, 2000                        By /s/ Millard S. Drexler
                                                  -----------------------------
                                                  Millard S. Drexler
                                                  President and Chief Executive
                                                  Officer

                                 EXHIBIT INDEX

          (15)   Letter re:  Unaudited Interim Financial Information

          (27)   Financial Data Schedule