Form 10-K
period 2001-02-03
GAP INC
filed 2001-04-05
CIK 39911

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2001 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

                         Commission File Number 1-7562

                                 THE GAP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                   94-1697231
     ------------------------                    --------------------
     (State of Incorporation)                      (I.R.S. Employer
                                                  Identification No.)

                              One Harrison Street
                        San Francisco, California 94105
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (650) 952-4400
                            _______________________

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the common equity held by non-affiliates of the registrant as of March 16, 2001 was approximately $12,367,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

  The number of shares of the registrant's Common Stock outstanding as of March 16, 2001 was 854,429,402.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2001 (hereinafter referred to as the "2001 Proxy Statement") are incorporated into Parts I and III.

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 3, 2001 (hereinafter referred to as the "2000 Annual Report to Shareholders") are incorporated into Parts II and IV.

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

  Any such forward-looking statements are subject to risks and uncertainties and the Company's future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in Item 1 of this report below, and include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where the Company's goods are manufactured, and/or other factors that may be described in the Company's filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict.

  The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.


                                     PART I
                                     ------

Item 1 - Business

General
-------

  The Gap, Inc. (together with its subsidiaries, the "Company") is a global specialty retailer which operates stores selling casual apparel, personal care and other accessories for men, women and children under the Gap, Banana Republic and Old Navy brands. As of March 3, 2001, the Company operated 3,740 stores in the United States, Canada, the United Kingdom, France, Germany and Japan.

  The Company designs virtually all of its products, which in turn are manufactured by independent sources, and sells them under its brands in the following store formats:

       Gap. Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics, such as denim, khakis and T-shirts, to fashion apparel, accessories and personal care products for men and women aged teen through adult. The Company entered the children's apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual basics, outerwear, shoes and other accessories in the tradition of Gap style and quality for children aged newborn through teen. The Company launched GapBody in 1998, offering men's and women's underwear, sleepwear and personal care products. As of March 3, 2001, the Company operated a total of 2,643 Gap brand stores, including 2,091 in the United States and 552 outside the United States.

       Banana Republic. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored clothing and accessories for men and women at higher price points than Gap. Banana Republic products range from clothing, including intimate apparel, to personal care products and home products. As of March 3, 2001, the Company operated 408 Banana Republic stores, including 13 in Canada.

       Old Navy. The Company launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants, as well as other items including personal care products, in an innovative, exciting shopping environment. As of March 3, 2001, the Company operated 689 Old Navy stores in the United States.

  The Company established Gap Online in 1997, a web-based store located at www.gap.com. GapKids and babyGap web-based stores, located at www.gapkids.com and www.babygap.com, were established in 1998. Products comparable to those carried in Gap, GapKids and babyGap stores can be purchased online. In addition, a line of maternity apparel is available at Gap Online store. Banana Republic introduced a catalog format in 1998 and Banana Republic Online, a web-based store located at www.bananarepublic.com in 1999. Both of the new Banana Republic formats offer clothing and accessories comparable to those carried in the store collections. In 1999 the Company established Old Navy Online, a promotional website located at www.oldnavy.com and began operating Old Navy Online as a web-based store in 2000. The online and catalog businesses are offered as an extension of our store experience and are intended to strengthen our relationship with our customers.

  The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

Consumer Preferences; Impact of Economic Conditions
---------------------------------------------------

  The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion and season. In addition, certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, interest rates, energy costs, taxation and consumer confidence in future economic conditions. Consumer preferences and economic conditions may differ or change from time to time in each market in which the Company operates and directly impact the Company's net sales and profitability.

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

  Because the Company does not carry much replenishment inventory in its stores, much of the inventory is maintained in the Company's distribution centers in California, Kentucky, Maryland, Ohio, New York, Tennessee, Canada, England and The Netherlands, and in distribution centers operated by third parties in England and Japan.

Store Operations and Expansion
------------------------------

  The Company's stores offer a shopper-friendly environment with an assortment of casual clothing and accessories which emphasize style, quality and good value. The range of apparel displayed in each store varies significantly depending on the selling season and the size and location of the store.

  The Company's stores generally are open seven days per week (where permitted by law) and most holidays. All sales are tendered for cash, personal checks or credit cards issued by others, including Gap, Banana Republic and Old Navy private label credit cards.

  The Company's continued success depends, in part, upon its ability to increase sales at existing store locations, to open new stores and to operate stores on a profitable basis. There can be no assurance that the Company's growth will result in enhanced profitability or that it will continue at the same rate in future years.

International Expansion
-----------------------

  The Company continued to expand internationally in fiscal 2000. It is faced with competition in European and Japanese markets from established regional and national chains. If international expansion is not successful, the Company's results of operations could be adversely affected. The Company's ability to grow successfully in the continental European market will depend in part on determining a sustainable profit formula to build brand loyalty and gain market share in the especially challenging retail environments of France and Germany.

  Certain financial information about international operations is set forth in Note A to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 - Financial Statements and Supplementary Data.

Suppliers
---------

  The Company purchases merchandise from approximately 1,100 suppliers located domestically and overseas. No supplier accounted for more than 5% of the Company's fiscal 2000 purchases. Of the Company's merchandise sold during fiscal 2000, approximately 20% of all units (representing approximately 14% of total cost) were produced domestically while the remaining 80% of all units (86% of cost) were made outside the United States. Approximately 12% of the Company's total merchandise units (representing 16% of cost) were from China, including Hong Kong, with the remainder coming from 56 other countries. Any event causing a sudden disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on the Company's operations. Substantially all of the Company's foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

  The Company cannot predict whether any of the countries in which its products currently are manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against apparel items could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company pursues a diversified global sourcing strategy that includes relationships with vendors in over 50 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Seasonal Business
-----------------

  The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School (mid-August through early September) and Holiday (November through December) periods. During fiscal year 2000, these periods accounted for approximately 35% of the Company's annual sales.

Competition
-----------

  The Company's business is highly competitive. The Company competes with national and local department stores, specialty and discount store chains, independent retail stores and internet and catalog businesses that market similar lines of merchandise. Some competitors have more resources than the Company.

  The Company's online business has limited operating history and is faced with competition from other online apparel retailers and other retailers which may enter the online apparel market, further increasing competition. There is no guarantee that consumers will embrace shopping for apparel online or that the Company's online business will be profitable. Given the large number of companies in the retail industry, the Company cannot estimate the number of its competitors.

  Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer service are all important factors in competing successfully in the retail industry.

  The performance of the Company in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive.

  In addition, the Company's competitive position depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates, energy costs and taxation. A decline in consumer spending on apparel could have a material adverse effect on the Company's net sales and profitability.

Brand Building
--------------

  The ability of the Company to continually change and evolve its brands is a key source of competitive advantage. The Company believes its three distinct brands are among its most important assets. All aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by the Company. The Company continues to invest in the development of its brands through advertising spending, the establishment of an online presence and the opening of flagship stores. The Company has also made investments to enhance the customer experience through the opening of new stores, the expansion and remodeling of existing stores, and a focus on customer service.

Advertising
-----------

  The Company places print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines. The Company's ads also appear in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and billboards. The Company continues to run TV ads for Gap and Old Navy and radio ads for Old Navy. The Company plans to continue its investments in advertising and marketing in 2001. There can be no assurances that these investments will result in increased sales or profitability.

Employees
---------

  On February 3, 2001, the Company had a work force of approximately 166,000 employees. The Company also hires temporary employees during the peak Back-to-School and Holiday seasons. The Company considers its employee relations to be good.

Trademarks and Service Marks
----------------------------

  The Gap, GapKids, babyGap, GapBody, Banana Republic and Old Navy trademarks and service marks, and certain other trademarks, either have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries.

Executive Officers of the Registrant
------------------------------------

  The Chairman of the Company is Donald G. Fisher. Millard S. Drexler is the President and Chief Executive Officer of the Company. John Lillie is the Vice Chairman of the Company. Donald G. Fisher, Millard S. Drexler and John Lillie are directors of the Company and the required information for each of them is set forth in the table located in the section entitled "Nominees for Election as Directors" of the 2001 Proxy Statement and is incorporated by reference herein. The following are also executive officers of the Company:

     Name, Age, Position and Principal Occupation During Past Five Years:

     Charles K. Crovitz, 47, Executive Vice President, Chief Supply Chain Officer since April 2000; Executive Vice President, Supply Chain and Technology from September 1998 to April 2000; Senior Vice President of Strategy, Logistics and Information Systems from March 1998 to September 1998; Senior Vice President of Strategic Planning and Business Development from 1993 to March 1998. Joined the Company in 1993.

     Anne B. Gust, 43, Executive Vice President, Chief Administrative Officer since April 2000; Executive Vice President, Human Resources, Legal, Global Compliance and Corporate Administration from May 1999 to April 2000; Executive Vice President, Human Resources, Legal and Corporate Administration from September 1998 to May 1999; Senior Vice President and General Counsel from April 1994 to September 1998; Vice President and General Counsel from 1993 to 1994. Joined the Company in 1991.

     Heidi Kunz, 46, Executive Vice President and Chief Financial Officer since August 1999. Executive Vice President and Chief Financial Officer of ITT Industries from 1995 to 1999.

     Jenny Ming, 45, President, Old Navy Brand since 1998; Executive Vice President, Merchandising, Old Navy Brand from 1996 to 1998; Senior Vice President, Merchandising, Old Navy Brand from 1993 to 1996. Joined the Company in 1986.

     Ken Pilot, 40, President, Gap Brand since April 2000; President, Gap International from 1998 to April 2000; Senior Vice President, Gap Outlet from 1993 to 1998. Joined the Company in 1989.

Item 2 - Properties

  During fiscal year 2000, the Company opened 731, closed 73 and expanded 268 stores. The 3,740 stores operating as of March 3, 2001 aggregated approximately 32 million square feet. The Company leases virtually all of its store premises. Terms generally range from five to 15 years with one or two five-year renewal options. Most leases provide for additional rent based on a percentage of store sales above a certain level in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in favor of the Company if specified sales levels are not achieved. In the United States, the Company's stores are located in the 50 largest metropolitan areas.

  The Company currently leases its regional offices and much of its headquarters office space, including approximately 495,000 square feet in buildings in San Francisco, California, approximately 275,000 square feet in buildings in San Bruno, California (near the San Francisco Airport), and approximately 300,000 square feet in buildings in New York City. The Company also leases its Eastern Distribution Center/Kentucky Distribution Center complex (EDC/KDC) and certain other distribution facilities. The EDC/KDC facilities in Erlanger, Kentucky (near Cincinnati) consist of approximately 725,000 square feet. Nearby Northern Kentucky facilities include an approximately 325,000 square foot warehouse for consolidation/deconsolidation purposes and three additional facilities for distribution purposes totaling approximately 1,133,000 square feet. The Company also leases a warehouse/call center of approximately 270,000 square feet in Grove City, Ohio (near Columbus) and approximately 425,000 square feet in Groveport, Ohio, both of which service the Company's catalog and online businesses. The Company leases its Japan Distribution Center (JDC), approximately 280,000 square feet, in Funabashi City, Chiba, Japan. The JDC is operated by a third party. The Company also leases an approximately 134,000 square foot warehouse in Essex, England and an approximately 17,000 square foot facility also in Essex, England for supply and distribution purposes.

  The Company owns an approximately 160,000 square foot building in San Francisco, owns office buildings in San Bruno of approximately 190,000 and 260,000 square feet and nearby land which potentially could accommodate up to an additional 290,000 square feet, and also owns an office/computer facility of approximately 40,000 square feet in Rocklin, California (near Sacramento). The Company has nearly completed construction of an office building of approximately 540,000 square feet near its existing facilities in San Francisco, which is also owned by the Company.

  The Company owns distribution facilities in the following locations:

  Location                       Square Footage (Approximate)
  ----------------------------------------------------------------------------
  Fresno, California             1,200,000 square feet
                                 850,000 square feet (Under Construction)
  ----------------------------------------------------------------------------
  Ventura, California            230,000 square feet
  ----------------------------------------------------------------------------
  Edgewood, Maryland             650,000 square feet
  ----------------------------------------------------------------------------
  Fishkill, New York             1,500,000 square feet
                                 950,000 square feet (Under Construction)
  ----------------------------------------------------------------------------
  Groveport, Ohio                830,000 square feet (Under Construction)
  ----------------------------------------------------------------------------
  Gallatin, Tennessee            1,030,000 square feet
                                 550,000 square feet
                                 710,000 square feet
  ----------------------------------------------------------------------------
  Rugby, England                 650,000 square feet (Under Construction)
  ----------------------------------------------------------------------------
  Roosendaal, The Netherlands    130,000 square feet
  ----------------------------------------------------------------------------
  Brampton, Ontario, Canada      370,000 square feet
                                 740,000 square feet

The sites in Fresno, California; Edgewood, Maryland; Fishkill, New York; Groveport, Ohio; Brampton, Ontario; and Rugby, England have additional land available for expansion (either by ownership or option) or for additional facilities.

Item 3 - Legal Proceedings

  In 1999, the Company was named as a defendant in two lawsuits relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in California Superior Court in San Francisco by the Union of Needletrades Industrial and Textile Employees, AFL-CIO; Global Exchange; Sweatshop Watch; and Asian Law Caucus against the Company and 17 other parties. The plaintiffs allege violations of California's unlawful, fraudulent and unfair business practices and untrue and misleading advertising statutes in connection with labeling of product and labor practices regarding workers of factories that make product for the Company in Saipan. The plaintiffs seek injunctive relief, restitution, disgorgement of profits and other damages. Trial has not been set in the state case.

  A second complaint was filed on January 13, 1999, in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 27 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that the Company (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for the Company. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999, the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. On March 23, 2001, the Ninth Circuit Court of Appeal denied Plaintiffs' writ of mandamus requesting that the action either be transferred back to the District Court in Hawaii or to the Central District of California. Now that the case is in the District of the Mariana Islands, defendants intend to renew a motion to dismiss the case.

  The Company continues to defend itself in both lawsuits and believes the claims against the Company are without merit. At this time the Company is unable to assess the likelihood of the outcome of these cases and cannot estimate the amount or range of potential loss, if any.

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


                                    PART II
                                    -------

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters

  The information required by this item is incorporated herein by reference to page 39 of the 2000 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - Selected Financial Data

  The information required by this item is incorporated herein by reference to pages 14 and 15 of the 2000 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this item is incorporated herein by reference to pages 16 through 20 of the 2000 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

  The information required by this item is incorporated herein by reference to pages 20 and 21 of the 2000 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

  The information required by this item is incorporated herein by reference to pages 22 through 38 of the 2000 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.


                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant

  The information required by this item is incorporated herein by reference to the section entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement. See also
Item 1 above in the section entitled "Executive Officers of the Registrant."

Item 11 - Executive Compensation

  The information required by this item is incorporated herein by reference to the sections entitled "Compensation of Directors," "Summary of Executive Compensation," "Stock Options," "Employment Contracts," and "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

  The information required by this item is incorporated herein by reference to the section entitled "Beneficial Ownership of Shares" in the 2001 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

  The information required by this item is incorporated herein by reference to the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Other Reportable Transactions" in the 2001 Proxy Statement.


                                    PART IV
                                    -------

Item 14 - Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

     (a) The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

          (1)  Financial Statements
               --------------------

               (i) Independent Auditors' Report. Incorporated by reference to page 22 of the 2000 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

               (ii) The consolidated balance sheets as of February 3, 2001 and
                    January 29, 2000 and the related consolidated statements of earnings, shareholders' equity, cash flows, and notes thereto for each of the three fiscal years in the period ended February 3, 2001 are incorporated by reference to pages 23 through 38 of the 2000 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

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

                                        THE GAP, INC.



Date:  April 3, 2001            By /s/ MILLARD S. DREXLER
                                  -----------------------
                                  Millard S. Drexler,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date:  April 3, 2001             By /s/ HEIDI KUNZ
                                    --------------
                                    Heidi Kunz,
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April 3, 2001      By  /s/ ADRIAN D. P. BELLAMY
                              ------------------------
                              Adrian D. P. Bellamy, Director



Date:  April 3, 2001      By  /s/ MILLARD S. DREXLER
                              ----------------------
                              Millard S. Drexler, Director



Date:  April 3, 2001      By   /s/ DONALD G. FISHER
                               --------------------
                               Donald G. Fisher, Director



Date:  April 3, 2001      By  /s/ DORIS F. FISHER
                              -------------------
                              Doris F. Fisher, Director



Date:  April 3, 2001      By   /s/ ROBERT J. FISHER
                               --------------------
                               Robert J. Fisher, Director

  SIGNATURES (con't.)
  -------------------



Date:  April 3, 2001      By  /s/ GLENDA A. HATCHETT
                              ----------------------
                              Glenda A. Hatchett, Director



Date:  April 3, 2001      By  /s/ STEVEN P. JOBS
                              ------------------
                              Steven P. Jobs, Director



Date:  April 3, 2001      By  /s/ JOHN M. LILLIE
                              ------------------
                              John M. Lillie, Director



Date:  April 3, 2001      By  /s/ CHARLES R. SCHWAB
                              ---------------------
                              Charles R. Schwab, Director



Date:  April 3, 2001      By   /s/ BROOKS WALKER, JR.
                               ----------------------
                               Brooks Walker, Jr., Director



Date:  April 3, 2001      By   /s/ SERGIO S. ZYMAN
                               -------------------
                               Sergio S. Zyman, Director

Exhibit Index

3.1                          Registrant's Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant's
                             Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

3.2                          Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to
                             Registrant's Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562

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

10.1                         Amended and Restated Credit Agreement, dated as of June 27, 2000 among the Registrant, Citicorp USA,
                             Inc., Bank of America, N.A., The Hong Kong and Shanghai Bank Corporation Limited, Morgan Guaranty
                             Trust Company of New York, The Sumitomo Bank Limited, Deutsche Bank AG New York Branch and/or Cayman
                             Islands Branch, Societe Generale, The Fuji Bank, Limited, ABN AMRO Bank N.V., The Bank of New York,
                             Bank One, NA f/k/a The National Bank of Chicago, U.S. Bank National Association, Fleet National Bank,
                             and Wells Fargo Bank, National Association filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.2                         Second Amended and Restated Credit Agreement, dated as of June 27, 2000 among the Registrant, Banana
                             Republic, Inc., Old Navy Inc., Banana Republic (Canada), Inc., Old Navy (Canada) Inc., Gap (Canada
                             Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap
                             International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap (International) B.V., GPS
                             Consumer Direct, Inc., Citicorp USA Inc., Bank of America, N.A., HSBC Bank USA, Morgan Guaranty Trust
                             Company of New York, ABN AMRO Bank N.V.,  Deutsche Bank AG New York Branch and/or Cayman Islands
                             Branch, Societe Generale, The Sumitomo Bank Limited, Bank One, NA f/k/a The First National Bank of
                             Chicago, Fleet National Bank, Wells Fargo Bank, National Association, The Bank of New York, The Fuji
                             Bank Limited, U.S. Bank National Association, Citibank, N.A., and Salomon Smith Barney Inc. filed as
                             Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562


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

10.5                         Description of Management Incentive Cash Award Plan filed as Exhibit 10.34 to Registrant's Annual
                             Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562

10.6                         Executive Management Incentive Cash Award Plan (January 25, 2000 Amendment and Restatement), filed as
                             Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 5, 2000, Commission File No. 1-7562

10.7                         The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562

10.8                         1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.9                         Amendment Number 1 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.1 to
                             Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.10                        Amendment Number 2 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.15 to
                             Registrant's Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.11                        Amendment Number 3 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.1 to
                             Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.12                        Amendment Number 4 to the Registrant's 1996 Stock Option and Award Plan filed as Exhibit 10.3 to
                             Registrant's Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.13                        Amendment Number 5 to the Registrant's 1996 Stock Option and Award Plan

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

10.22                        Executive Long-Term Cash Award Performance Plan, filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.23                        Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement), filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 4,
                             1999, Commission File No. 1-7562

10.24                        Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement, as amended March 28,
                             2000), filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended
                             January 29, 2000, Commission File No. 1-7562

10.25                        Relocation Loan Plan, filed as Exhibit A to Registrant's definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562

10.26                        Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of
                             Directors on November 27, 1990, filed as Exhibit 10.34 to Registrant's Annual Report on Form 10-K for
                             the year ended February 2, 1991, Commission File No. 1-7562

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

10.31                        Amendment Number 2 to the Registrant's Nonemployee Director Deferred Compensation Plan filed as
                             Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

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

10.34                        Employment arrangement, dated July 6, 1999, between Registrant and Heidi Kunz, filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-Q for the quarter ended  July 31, 1999, Commission File No.
                             1-7562

10.35                        Consulting Agreement, dated December 7, 2000, between Registrant and John M. Lillie

10.36                        Non-qualified Stock Option Agreement, dated January 23, 2001, between Registrant and John M. Lillie

10.37                        Termination of Consulting Agreement, dated January 24, 2001, between Registrant and John M. Lillie

13                           Portions of Registrant's annual report to security holders for the fiscal year ended February 3, 2001

21                           Subsidiaries of Registrant

23                           Consent of Deloitte & Touche LLP

27                           Financial Data Schedule for the year ended February 3, 2001