Form 10-Q
period 2001-05-05
GAP INC
filed 2001-06-08
CIK 39911

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 5, 2001 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ___________

Commission File Number 1-7562

                                 THE GAP, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                                  94-1697231
               --------                                  ----------
       (State of Incorporation)                        (I.R.S. Employer
                                                      Identification No.)

                                 One Harrison
                        San Francisco, California 94105
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (650) 952-4400

                                _______________

          Securities registered pursuant to Section 12(b) of the Act:


     Common Stock, $0.05 par value        New York Stock Exchange, Inc.
              (Title of class)                 Pacific Exchange, Inc.
                                      (Name of each exchange where registered)

       Securities registered pursuant to Section 12(g) of the Act: None
                                _______________

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

     Common Stock, $0.05 par value, 859,493,042 shares as of June 2, 2001
     --------------------------------------------------------------------

                                   GAP INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

($000 except share and par value)                       May 5,            February 3,           April 29,
                                                         2001                2001                 2000
                                                         ----                ----                 ----
ASSETS

Current Assets:
Cash and equivalents                                $        663,089    $        408,794    $        436,172
Merchandise inventory                                      2,048,822           1,904,153           1,652,049
Other current assets                                         350,144             335,103             315,709
                                                    ----------------    ----------------    ----------------
      Total Current Assets                                 3,062,055           2,648,050           2,403,930

Property and equipment, net                                4,120,883           4,007,685           2,905,064
Lease rights and other assets                                352,485             357,173             348,597
                                                    ----------------    ----------------    ----------------
      Total Assets                                  $      7,535,423    $      7,012,908    $      5,657,591
                                                    ================    ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                       $        781,224    $        779,904    $        631,461
Current maturities of long-term debt                         250,000             250,000                   -
Accounts payable                                             912,215           1,067,207             728,121
Accrued expenses and other current liabilities               715,557             702,033             669,455
                                                    ----------------    ----------------    ----------------
      Total Current Liabilities                            2,658,996           2,799,144           2,029,037

Long-Term Liabilities:
Long-term debt                                             1,270,289             780,246             769,287
Deferred lease credits and other liabilities                 531,100             505,279             431,473
                                                    ----------------    ----------------    ----------------
      Total Long-Term Liabilities                          1,801,389           1,285,525           1,200,760

Shareholders' Equity:
Common stock $.05 par value
      Authorized 2,300,000 shares
      Issued 941,407,614; 939,222,871
      and 930,924,579 shares,
      Outstanding 856,199,748; 853,996,984
      and 851,344,890 shares                                  47,070              46,961              46,546
Additional paid-in capital                                   338,468             294,967             140,797
Retained earnings                                          5,090,262           4,974,773           4,408,281
Accumulated other comprehensive earnings (losses)            (32,332)            (20,173)              6,013
Deferred compensation                                        (12,577)            (12,162)            (22,512)
Treasury stock, at cost                                   (2,355,853)         (2,356,127)         (2,151,331)
                                                    ----------------    ----------------    ----------------
      Total Shareholders' Equity                           3,075,038           2,928,239           2,427,794
                                                    ----------------    ----------------    ----------------
Total Liabilities and Shareholders' Equity          $      7,535,423    $      7,012,908    $      5,657,591
                                                    ================    ================    ================

See accompanying notes to condensed consolidated financial statements.

                                    GAP INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                           Thirteen Weeks Ended
                                                           --------------------
($000 except share and per share amounts)
                                                     May 5, 2001        April 29, 2000
                                                     -----------        --------------
Net sales                                          $   3,179,656        $   2,731,990

Costs and expenses

      Cost of goods sold and occupancy expenses        2,054,482            1,601,905

      Operating expenses                                 920,412              750,303

      Interest expense                                    24,038               11,529

      Interest income                                     (1,135)              (2,576)
                                                   -------------        -------------

Earnings before income taxes                             181,859              370,829

Income taxes                                              66,379              135,353
                                                   -------------        -------------

Net earnings                                       $     115,480        $     235,476
                                                   =============        =============
------------------------------------------------------------------------------------------

Weighted average number of shares - basic            854,333,157          850,325,670

Weighted average number of shares - diluted          875,873,227          888,020,166

Earnings per share - basic                         $        0.14        $        0.28

Earnings per share - diluted                       $        0.13        $        0.27

Cash dividends paid per share                      $        0.02 /(a)/  $        0.02 /(b)/

--------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

/(a)/ Represents a dividend of $0.02 per share declared in January 2001 but paid in first quarter of fiscal 2001.

/(b)/ Represents a dividend of $0.02 per share declared in January 2000 but paid in first quarter of fiscal 2000.

                                   GAP INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------

($000)                                                                         Thirteen Weeks Ended
                                                                   ----------------------------------------------

                                                                         May 5, 2001            April 29, 2000
                                                                   ----------------------    --------------------
    Cash Flows from Operating Activities:
       Net earnings                                                     $     115,480             $    235,476
       Adjustments to reconcile net earnings to net cash
             provided by operating activities:
          Depreciation and amortization                                       196,148                  132,016
          Tax benefit from exercise of stock options
             and vesting of restricted stock                                   16,537                   65,912
        Changes in operating assets and liabilities:
            Merchandise inventory                                            (150,422)                (194,586)
            Other current assets                                              (16,154)                 (32,461)
            Accounts payable                                                 (154,359)                 (71,718)
            Accrued expenses                                                   36,888                  (52,006)
            Income taxes payable                                                1,400                  (36,825)
            Deferred lease credits and other liabilities                       20,529                   (5,476)
                                                                   ------------------        -----------------

    Net cash provided by operating activities                                  66,047                   40,332
                                                                   ------------------        -----------------

    Cash Flows from Investing Activities:
       Net purchase of property and equipment                                (311,131)                (321,103)
       Acquisition of lease rights and other assets                            (4,958)                 (50,779)
                                                                   ------------------        -----------------

    Net cash used for investing activities                                   (316,089)                (371,882)
                                                                   ------------------        -----------------

    Cash Flows from Financing Activities:
       Net increase in notes payable                                            5,174                  468,252
       Net issuance of long-term debt                                         495,886                        -
       Issuance of common stock                                                23,155                   38,632
       Net purchase of treasury stock                                               -                 (163,266)
       Cash dividends paid                                                    (18,950)                 (18,872)
                                                                   ------------------        -----------------

    Net cash provided by financing activities                                 505,265                  324,746
                                                                   ------------------        -----------------

    Effect of exchange rate fluctuations on cash                                 (928)                  (7,376)
                                                                   ------------------        -----------------

    Net increase (decrease) in cash and equivalents                           254,295                  (14,180)

    Cash and equivalents at beginning of year                                 408,794                  450,352
                                                                   ------------------        -----------------
    Cash and equivalents at end of quarter                              $     663,089             $    436,172
                                                                   ==================        =================

-----------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                   GAP INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated balance sheets as of May 5, 2001 and April 29, 2000 and the interim condensed consolidated statements of earnings for the thirteen weeks ended May 5, 2001 and April 29, 2000 and cash flows for the thirteen week periods ended May 5, 2001 and April 29, 2000 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at May 5, 2001 and April 29, 2000, and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

The condensed consolidated balance sheet as of February 3, 2001 was derived from the Company's February 3, 2001 balance sheet included in the Company's 2000 Annual Report on Form 10-K.

The results of operations for the thirteen weeks ended May 5, 2001 are not necessarily indicative of the operating results that may be expected for the year ending February 2, 2002.


2.   COMPREHENSIVE EARNINGS
     ----------------------

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen weeks ended May 5, 2001 and April 29, 2000 were as follows (in thousands):

                                               Thirteen Weeks Ended
                                         -----------------------------------
                                           May 5, 2001      April 29, 2000
                                         ---------------  ------------------

Net earnings                                 $115,480           $235,476
Other comprehensive (losses) earnings         (12,159)            12,772
                                         ---------------  ------------------

Comprehensive earnings                       $103,321           $248,248
                                         ===============  ==================

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


                                                                         Thirteen Weeks Ended
                                                               ---------------------------------------
                                                                  May 5, 2001          April 29, 2000
                                                               ------------------    -----------------
            Weighted-average number of  shares - basic               854,333,157          850,325,670

            Incremental shares resulting from:
                Stock options                                         21,406,811           36,951,619
                Restricted stock                                         133,259              742,877
                                                               -----------------     ----------------

            Weighted-average number of shares - diluted              875,873,227          888,020,166
                                                               =================     ================

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 27,066,303 and 2,475,924 shares of common stock during the thirteen weeks ended May 5, 2001 and April 29, 2000, respectively. Additionally, put options to repurchase 750,000 shares during the thirteen weeks ended April 29, 2000 were excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings per share.

4.   LONG-TERM DEBT
     --------------

On April 27, 2001, the Company issued $500 million of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. Interest on the notes is payable semi-annually. The notes are recorded in the balance sheet at their issuance amount.

In connection with the debt issuance, the Company entered into interest rate swaps in order to reduce interest rate risk. The swap agreements were settled in the first quarter and the net losses of approximately $2.2 million associated with these swaps will be amortized over the life of the debt securities.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230

Tel: (415) 783 4000
Fax: (415) 783 4329
www.us.deloitte.com

                                                                Deloitte
                                                                & Touche

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 5, 2001 and April 29, 2000, and the related condensed consolidated statements of earnings and cash flows for the thirteen week periods ended May 5, 2001 and April 29, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 3, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

May 16, 2001

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

It is suggested that this document be read in conjunction with the Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended February 3, 2001.

The Company assumes no obligation to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                              RESULTS OF OPERATIONS

Net Sales
--------------------------------------------------------------- --------------------------------------------
                                                                           Thirteen Weeks Ended
                                                                --------------------------------------------
                                                                       May 5, 2001           April 29, 2000

--------------------------------------------------------------- --------------------------------------------
Net sales ($000)                                                        $3,179,656               $2,731,990
Total net sales growth percentage                                               16                       20
Comparable store sales decrease percentage                                      (7)                      (2)
Net sales per average square foot                                       $       96               $      109
Square footage of gross store space - at end of period (000)                33,271                   25,519

Number of Stores:
Beginning of Year                                                            3,676                    3,018
  New stores                                                                   195                      133
  Expanded stores/(1)/                                                          55                       24
  Closed stores                                                                 21                        6
End of Period                                                                3,850                    3,145

--------------------------------------------------------------- --------------------------------------------

(1) Expanded stores do not change store count.

Store count and square footage at quarter end for fiscal 2001 and 2000 were as follows:

                                                                   May 5, 2001                     April 29, 2000
-------------------------------------------------------- --------------------------------- --------------------------------
                                                             Number of         Sq. Ft.         Number of         Sq. Ft.
                                                               Stores        (millions)         Stores         (millions)
-------------------------------------------------------- ----------------- ---------------- ---------------- ----------------
Gap Domestic                                                    2,143            12.4             1,812            10.6
Gap International                                                 575             3.2               433             2.4
Banana Republic                                                   415             3.3               354             2.7
Old Navy                                                          717            14.4               546             9.8
-------------------------------------------------------- ----------------- ---------------- ---------------- ----------------
Total                                                           3,850            33.3             3,145            25.5
======================================================== ================= ================ ================ ================
Increase                                                          22%             30%               22%             31%

The increase in net sales for the first quarter of fiscal 2001 over the same period last year was attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores.

The company's first quarter comparable store sales by division were as follows:
Gap Domestic had a negative mid-single digit versus a negative mid-single digit last year, Gap International had a negative high-single digit versus a positive mid-single digit last year, Banana Republic had a negative high-single digit versus a positive mid-single digit last year, Old Navy had a negative high-single digit versus a negative low-single digit last year.

The decrease in net sales per average square foot for the first quarter of fiscal 2001 was primarily attributable to negative comparable store sales.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased
6.0 percentage points in the first quarter from the same period in fiscal 2000.

For the first quarter, the decrease in merchandise margin as a percentage of net sales was primarily attributable to lower margins from regular-priced goods and a greater percentage of merchandise sold at markdown when compared to the same period last year. The increase in occupancy expenses as a percentage of net sales for the first quarter was primarily attributable to negative comparable store sales.


Operating Expenses

Operating expenses as a percentage of net sales increased 1.4 percentage points for the first quarter of fiscal 2001, from the same period in fiscal 2000. The increase was primarily attributable to negative comparable store sales, higher medical costs and software maintenance costs as a percentage of net sales offset by lower advertising costs as a percentage of net sales.


Interest Expense

The increase in interest expense in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000 was primarily due to an increase in average borrowings.


Interest Income

The decrease in interest income in the first quarter of fiscal 2001 as compared to the same period in fiscal 2000 was primarily due to a decrease in average cash available for investment.

Income Taxes

The effective tax rate was 36.5 percent for the first quarter of fiscal 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

--------------------------------------------------------------------------------
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                   May 5, 2001    April 29, 2000
--------------------------------------------------------------------------------
Cash provided by operating activities ($000)         $ 66,047        $ 40,332
Working capital ($000)                               $403,059        $374,893
Current ratio                                          1.15:1          1.18:1
--------------------------------------------------------------------------------

For the thirteen weeks ended May 5, 2001, the increase in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to a decrease in the growth of merchandise inventory and changes in other operating assets and liabilities which were primarily driven by timing of certain payments. This increase was partially offset by decreases in net earnings exclusive of depreciation and amortization and decreases in tax benefit from the exercise of stock options and vesting of restricted stock.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations as well as short-term and long-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $1.35 billion, consisting of an $1.20 billion, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 27, 2005. These credit facilities provide for the issuance of up to $600 million in letters of credit and provide backup for the Company's $750 million commercial paper program. The Company has additional uncommitted credit facilities of $845 million for the issuance of letters of credit. At May 5, 2001, the Company had outstanding letters of credit and commercial paper of approximately $927 million and $42 million, respectively. The Company also had additional unused lines of credit of approximately $235 million at May 5, 2001.

On April 27, 2001, the Company issued $500 million of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. Interest on the notes is payable semi-annually. The notes are recorded in the balance sheet at their issuance amount.

In connection with the debt issuance, the Company entered into interest rate swaps in order to reduce interest rate risk. The swap agreements were settled in the first quarter and the net losses of approximately $2.2 million associated with these swaps will be amortized over the life of the debt securities.

For the thirteen weeks ended May 5, 2001, capital expenditures, net of construction allowances, totaled approximately $293 million. The majority of these expenditures were used for expansion of the store base, headquarters and distribution facilities. During the first quarter of fiscal 2001, the Company experienced a net increase in store space of approximately 1.9 million square feet, or 6 percent, due to a net addition of 174 stores, the expansion of 55 stores and the remodeling of certain stores.

For fiscal 2001, the Company expects capital expenditures to be in the range of $1.3 to $1.4 billion, net of construction allowances. This represents the addition of 550 to 630 new stores, the expansion of approximately 150 stores, the remodeling of certain stores, as well as amounts for headquarter facility, distribution centers and equipment and information technology. The Company expects to fund such capital expenditures with cash flows from operations and other sources of financing. Square footage growth is expected to be in the 17 to 20 percent range for fiscal 2001. In light of the lower level of new store openings during the first quarter, the Company expects capital expenditures, new store openings and square footage growth to fall at the lower end of these ranges. New stores are generally expected to be leased.

During fiscal 1998, the Company purchased land in San Francisco to construct an additional headquarter facility. The estimated total project cost is approximately $240 million and approximately $55 million will be incurred during fiscal 2001. The Company commenced construction on this facility during the third quarter of fiscal 1998 and it was partially opened during the first quarter of fiscal 2001. Construction is estimated to be completed by the third quarter of fiscal 2001.

The Company commenced construction on several distribution facilities in the second quarter and third quarter of fiscal 2000. The estimated total cost for these facilities is approximately $455 million. Approximately one-half of the expenditures will be incurred during fiscal 2001. The facilities are expected to be open by the fourth quarter of fiscal 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of May 5, 2001 has not significantly changed since February 3, 2001.

The market risk profile of the Company on February 3, 2001 is disclosed on the Company's 2000 Annual Report on Form 10-K.

                                    PART II

                               OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

     a)   Exhibits

               (10.1)    Amendment No. 6 to the 1996 Stock Option and Award Plan

               (10.2) Amendment No. 3 to the Nonemployee Director Deferred Compensation Plan

               (10.3) Amendment to the Non-Qualified Stock Option Agreements by and between The Gap, Inc. and Brooks Walker, Jr.

               (10.4) Form of Non-Qualified Stock Option Agreement for directors under the 1996 Stock Option and Award Plan

               (10.5) Form of Non-Qualified Stock Option Agreement for directors under the Nonemployee Director Deferred Compensation Plan

               (15)      Letter re:  Unaudited Interim Financial Information

     b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the three months ended May 5, 2001.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE GAP, INC.

Date: June 7, 2001                      By /s/  Heidi Kunz
                                          --------------------------------
                                        Heidi Kunz
                                        Chief Financial Officer
                                        (Principal financial officer of
                                        the registrant)


Date: June 7, 2001                      By /s/ Millard S. Drexler
                                          --------------------------------
                                        Millard S. Drexler
                                        President and Chief Executive
                                        Officer

                                 EXHIBIT INDEX

          (10.1)    Amendment No. 6 to the 1996 Stock Option and Award Plan


          (10.2) Amendment No. 3 to the Nonemployee Director Deferred Compensation Plan

          (10.3) Amendment to the Non-Qualified Stock Option Agreements by and between The Gap, Inc. and Brooks Walker, Jr.

          (10.4) Form of Non-Qualified Stock Option Agreement for directors under the 1996 Stock Option and Award Plan

          (10.5) Form of Non-Qualified Stock Option Agreement for directors under the Nonemployee Director Deferred Compensation Plan

          (15)      Letter re: Unaudited Interim Financial Information