Form 10-Q
period 2001-08-04
GAP INC
filed 2001-09-06
CIK 39911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]       Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended August 4, 2001 or

[_]       Transition  report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition  period from ______________ to
______________

Commission File Number 1-7562

                                  THE GAP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     94-1697231
     --------------------------                    --------------------------
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

   Common Stock, $0.05 par value, 862,435,229 shares as of September 1, 2001
   -------------------------------------------------------------------------

                                    GAP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

($000 except share and par value)                          August 4,          February 3,           July 29,
                                                             2001                2001                 2000
                                                       ----------------    ----------------    ----------------
ASSETS

Current Assets:
Cash and equivalents                                   $        722,952    $        408,794    $        327,860
Merchandise inventory                                         2,149,223           1,904,153           2,080,856
Other current assets                                            396,371             335,103             375,013
                                                       ----------------    ----------------    ----------------
      Total Current Assets                                    3,268,546           2,648,050           2,783,729

Property and equipment, net                                   4,221,567           4,007,685           3,244,940
Lease rights and other assets                                   358,484             357,173             345,767
                                                       ----------------    ----------------    ----------------
      Total Assets                                     $      7,848,597    $      7,012,908    $      6,374,436
                                                       ================    ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                          $        691,670    $        779,904    $        859,448
Current maturities of long-term debt                            250,000             250,000                   -
Accounts payable                                              1,081,819           1,067,207             922,866
Accrued expenses and other current liabilities                  763,625             702,033             617,785
                                                       ----------------    ----------------    ----------------
      Total Current Liabilities                               2,787,114           2,799,144           2,400,099

Long-Term Liabilities:
Long-term debt                                                1,268,036             780,246           1,022,871
Deferred lease credits and other liabilities                    544,618             505,279             452,325
                                                       ----------------    ----------------    ----------------
      Total Long-Term Liabilities                             1,812,654           1,285,525           1,475,196

Shareholders' Equity:
Common stock $.05 par value
      Authorized 2,300,000 shares;
      Issued 945,896,525; 939,222,871
      and 933,098,193 shares;
      Outstanding 861,650,291; 853,996,984
      and 849,573,626 shares                                     47,294              46,961              46,654
Additional paid-in capital                                      432,411             294,967             189,589
Retained earnings                                             5,160,981           4,974,773           4,573,338
Accumulated other comprehensive earnings (losses)               (39,820)            (20,173)             10,003
Deferred compensation                                           (11,054)            (12,162)            (18,112)
Treasury stock, at cost                                      (2,340,983)         (2,356,127)         (2,302,331)
                                                       ----------------    ----------------    ----------------
      Total Shareholders' Equity                              3,248,829           2,928,239           2,499,141
                                                       ----------------    ----------------    ----------------
Total Liabilities and Shareholders' Equity             $      7,848,597    $      7,012,908    $      6,374,436
                                                       ================    ================    ================

See accompanying notes to condensed consolidated financial statements.

                                    GAP INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
-------------------------------------------------------------------------------

($000, except share and per share amounts)

                                                   --------------------------------    -----------------------------------
                                                         Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                   -----------------------------    -----------------------------------
                                                     August 4,        July 29,        August 4,             July 29,
                                                       2001            2000             2001                  2000
                                                   -------------   -------------    -------------        --------------

Net sales                                          $   3,245,219   $   2,947,714    $   6,424,875        $   5,679,704

Costs and expenses

      Cost of goods sold and occupancy expenses        2,204,137       1,837,064        4,258,619            3,438,969

      Operating expenses                                 872,772         809,294        1,793,184            1,559,597

      Interest expense                                    28,863          13,800           52,901               25,329

      Interest income                                     (1,893)         (2,081)          (3,028)              (4,657)
                                                   -------------   -------------    -------------        -------------

Earnings before income taxes                             141,340         289,637          323,199              660,466

Income taxes                                              51,589         105,717          117,968              241,070
                                                   -------------   -------------    -------------        -------------

Net earnings                                       $      89,751   $     183,920    $     205,231        $     419,396
                                                   =============   =============    =============        =============

----------------------------------------------------------------------------------------------------------------------

Weighted average number of shares - basic            859,671,047     849,641,253      857,002,238          849,983,457

Weighted average number of shares - diluted          883,662,826     880,119,755      879,933,693          884,183,119

Earnings per share - basic                         $        0.10     $      0.22    $        0.24        $        0.49

Earnings per share - diluted                       $        0.10     $      0.21    $        0.23        $        0.47

Cash dividends per share                           $        0.02     $      0.02    $        0.04/(a)/   $        0.04/(b)/

----------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

/(a)/ Includes a dividend of $0.02 per share declared in January 2001 but paid in first quarter of fiscal 2001.
/(b)/ Includes a dividend of $0.02 per share declared in January 2000 but paid in first quarter of fiscal 2000.

                                    GAP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------

($000)                                                                      Twenty-six Weeks Ended
                                                                       -------------------------------

                                                                       August 4, 2001    July 29, 2000
                                                                       --------------    -------------
    Cash Flows from Operating Activities:
       Net earnings                                                    $      205,231    $     419,396
       Adjustments to reconcile net earnings to net cash
            provided by operating activities:
          Depreciation and amortization                                       382,164          270,436
          Tax benefit from exercise of stock options
            and vesting of restricted stock                                    48,469           87,278
        Changes in operating assets and liabilities:
            Merchandise inventory                                            (252,042)        (625,943)
            Other current assets                                              (70,051)        (104,486)
            Accounts payable                                                   18,211          122,871
            Accrued expenses                                                   85,128         (114,034)
            Deferred lease credits and other liabilities                       25,337           13,255
                                                                       --------------    -------------

    Net cash provided by operating activities                                 442,447           68,773
                                                                       --------------    -------------

    Cash Flows from Investing Activities:
       Net purchase of property and equipment                                (588,389)        (793,827)
       Acquisition of lease rights and other assets                            (4,776)         (52,791)
                                                                       --------------    -------------

    Net cash used for investing activities                                   (593,165)        (846,618)
                                                                       --------------    -------------

    Cash Flows from Financing Activities:
       Net increase (decrease) in notes payable                               (86,087)         700,053
       Net issuance of long-term debt                                         495,886          250,000
       Issuance of common stock                                                99,278           56,970
       Net purchase of treasury stock                                               -         (304,713)
       Cash dividends paid                                                    (38,029)         (37,735)
                                                                       --------------    -------------

    Net cash provided by financing activities                                 471,048          664,575
                                                                       --------------    -------------

    Effect of exchange rate fluctuations on cash                               (6,172)          (9,222)
                                                                       --------------    -------------

    Net increase (decrease) in cash and equivalents                           314,158         (122,492)

    Cash and equivalents at beginning of period                               408,794          450,352
                                                                       --------------    -------------
    Cash and equivalents at end of period                              $      722,952     $    327,860
                                                                       ==============    =============

------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                                    GAP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION
      ---------------------

The condensed consolidated balance sheets as of August 4, 2001 and July 29, 2000 and the interim condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 and cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at August 4, 2001 and July 29, 2000, and for all periods presented.

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

The results of operations for the twenty-six weeks ended August 4, 2001 are not necessarily indicative of the operating results that may be expected for the year ending February 2, 2002.


2.    COMPREHENSIVE EARNINGS
      ----------------------

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 were as follows (in thousands):

                                                  Thirteen Weeks Ended                  Twenty-six Weeks Ended
                                            ----------------------------------   -----------------------------------
                                             August 4, 2001     July 29, 2000     August 4, 2001    July 29, 2000
                                            ----------------------------------   -----------------------------------

Net earnings                                 $       89,751     $     183,920     $      205,231    $     419,396
Other comprehensive (losses) earnings                (7,488)            3,990            (19,647)          16,762
                                            ----------------------------------   -----------------------------------

Comprehensive earnings                       $       82,263     $     187,910     $      185,584    $     436,158
                                            ==================================   ===================================

3.    EARNINGS PER SHARE
      ------------------

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of the Company's potentially dilutive securities, which include certain stock options, unvested shares of restricted stock and certain put options. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

                                                             Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                        ------------------------------    -----------------------------
                                                        August 4, 2001   July 29, 2000    August 4, 2001  July 29, 2000
                                                        --------------   -------------    --------------  -------------

    Weighted-average number of shares - basic              859,671,047     849,641,253      857,002,238    849,983,457

    Incremental shares resulting from:
        Stock options                                       23,937,596      29,906,782        22,801,584     33,580,804
        Restricted stock                                        54,183         540,793           129,871        618,858
        Put options                                                  -          30,927                 -              -
                                                        --------------   -------------    --------------  -------------

    Weighted-average number of shares - diluted            883,662,826     880,119,755       879,933,693    884,183,119
                                                        ==============   =============    ==============  =============

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 21,401,588 and 23,003,521 shares of common stock during the thirteen and twenty-six weeks ended August 4, 2001, respectively, and 21,531,753 and 16,682,889 shares during the thirteen and twenty-six weeks ended July 29, 2000, respectively. Additionally, put options to repurchase 375,000 shares during the twenty-six weeks ended July 29, 2000 were excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings per share.

4.    LONG-TERM DEBT
      --------------

On April 27, 2001, the Company issued $500 million of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. Interest on the notes is payable semi-annually. The notes are recorded in the balance sheet at their issuance amount net of unamortized discount.

In connection with the debt issuance, the Company entered into interest rate swap agreements in order to reduce interest rate risk. The swap agreements were settled in the first quarter and the net losses of approximately $2.2 million associated with these swaps will be amortized over the life of the debt securities.

5.    WORKFORCE REDUCTIONS AND OTHER ACTIONS
      --------------------------------------

On June 21, 2001, the Company announced workforce reductions to streamline headquarters staffing and improve organizational efficiencies.

The workforce reductions resulted in the elimination of approximately 1,600 positions consisting of an estimated 1,040 lay offs of headquarters and Banana Republic field employees and the elimination of approximately 560 open positions.

In addition to these reductions, the Company plans to close distribution facilities in Ventura, California and London. Operations at those facilities will be consolidated at new facilities in Fresno, California and Rugby, England. The consolidation will be completed by the first quarter of fiscal 2002. Approximately 425 employees affected by these changes have the opportunity to apply for positions at the new locations.

The Company also plans to relocate its London headquarters to the new Rugby facility. This move will be completed by the first quarter of fiscal 2002. Approximately 125 employees affected by this move have the opportunity to transfer to Rugby or apply for other positions at Rugby.

As a result of the workforce reductions and other actions, as described above, the Company recorded a charge of approximately $30 million during the second quarter of fiscal 2001 which was included in operating expenses. Of this charge, the Company recorded a liability for employee termination pay of approximately $27 million, substantially all of which will be paid during the third quarter of fiscal 2001.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230

Tel: (415) 783 4000
Fax: (415) 783 4329
www.us.deloitte.com
                                                                        Deloitte
                                                                        & Touche

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of August 4, 2001 and July 29, 2000, and the related condensed consolidated statements of earnings for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 and condensed consolidated statements of cash flows for the twenty-six week periods ended August 4, 2001 and July 29, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 3, 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated February 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

August 16, 2001

                                    GAP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
-------------------------------------------------------------------------------

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

                              RESULTS OF OPERATIONS

Net Sales
-----------------------------------------------------------------------------------------------------------------
                                                        Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                    --------------------------------------------- ---------------
                                                     August 4,         July 29,       August  4,        July 29,
                                                        2001             2000            2001             2000
-----------------------------------------------------------------------------------------------------------------
Net sales ($000)                                     $3,245,219      $2,947,714       $6,424,875      $5,679,704

Total net sales growth percentage                            10              20               13              20

Comparable store sales decrease percentage                   (9)             (2)              (8)             (2)

Net sales per average square foot                    $       94      $      111       $      191      $      221

Square footage of gross store space -
       at end of period  (000)                                                            34,381          26,932

Number of Stores:
Beginning of Year                                                                          3,676           3,018
     New stores                                                                              337             296
     Expanded stores/(1)/                                                                     98              72
     Closed stores                                                                            40              30
End of Period                                                                              3,973           3,284
-----------------------------------------------------------------------------------------------------------------

(1) Expanded stores do not change store count.

Store count and square footage at quarter end for fiscal 2001 and 2000 were as follows:

                                   August 4, 2001                    July 29, 2000
-----------------------------------------------------------------------------------------
                             Number of        Sq. Ft.         Number of         Sq. Ft.
                              Stores        (millions)         Stores         (millions)
-----------------------------------------------------------------------------------------
Gap Domestic                    2,201            12.6             1,885            11.0
Gap International                 594             3.3               454             2.4
Banana Republic                   430             3.5               365             2.8
Old Navy                          748            15.0               580            10.7
-----------------------------------------------------------------------------------------
Total                           3,973            34.4             3,284            26.9
=========================================================================================
Increase                           21%             28%               23%             32%

The increases in net sales for the second quarter and first half of fiscal 2001 over the same periods last year were attributable to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores.

The Company's second quarter comparable store sales by division were as follows:
Gap Domestic had a negative high-single digit versus a positive mid-single digit last year, Gap International had a negative mid-single digit versus a positive low-single digit last year, Banana Republic had a negative mid-single digit versus a flat comp last year, Old Navy had negative mid-teens versus negative low-double digits last year.

The Company's year-to-date comparable store sales by division were as follows:
Gap Domestic had a negative mid-single digit versus a flat comp last year, Gap International had a negative high-single digit versus a positive low-single digit last year, Banana Republic had a negative mid-single digit versus a positive low-single digit last year, Old Navy had negative low-double digits versus a negative mid-single digit last year.

The decreases in net sales per average square foot for the second quarter and first half of fiscal 2001 were primarily attributable to negative comparable store sales.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased
5.6 and 5.8 percentage points in the second quarter and first half of fiscal 2001, respectively, from the same periods in fiscal 2000. The increases were driven by decreased merchandise margin and increased occupancy expenses as a percentage of net sales.

For the second quarter and first half of fiscal 2001, the decreases in merchandise margin as a percentage of net sales were primarily attributable to lower margins from regular-priced goods and a greater percentage of merchandise sold at markdown when compared to the same periods last year. The increases in occupancy expenses as a percentage of net sales for the second quarter and first half of fiscal 2001 were primarily attributable to negative comparable store sales.


Operating Expenses

Operating expenses as a percentage of net sales, including charges in the amount of approximately $30 million primarily representing workforce reductions, decreased 0.6 and increased 0.4 percentage points for the second quarter and first half of fiscal 2001, respectively, from the same periods in fiscal 2000. Excluding the charges, operating expenses as a percentage of net sales, decreased 1.5 and 0.1 percentage points for the second quarter and first half of fiscal 2001, respectively, from the same periods in fiscal 2000.

The decreases were primarily attributable to lower advertising costs, travel and entertainment as well as other personnel expenses as a percentage of net sales, partially offset by higher store payroll and headquarters depreciation expenses as a percentage of net sales. Advertising costs decreased 39 percent and 25 percent for the second quarter and first half of fiscal 2001, respectively, from the same periods in fiscal 2000. Travel and entertainment decreased 30 percent and 28 percent for the second quarter and first half of fiscal 2001, respectively, from the same periods in fiscal 2000. Other personnel expenses, including relocations and temporary help, declined 36 percent for the second quarter and first half of the fiscal 2001 from the same periods in fiscal 2000. Store payroll increased 18 percent for the second quarter and first half of fiscal 2001 from the same periods in fiscal 2000, driven by the Company's square footage growth.


Interest Expense

The increases in interest expense in the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000 were primarily due to increases in average borrowings.


Interest Income

The decreases in interest income in the second quarter and first half of fiscal 2001 as compared to the same periods in fiscal 2000 were primarily due to decreases in average investment rate and average cash available for investment.

Income Taxes

The effective tax rate was 36.5 percent for the second quarter and first half of fiscal 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

--------------------------------------------------- ---------------------------------------
                                                              Twenty-six Weeks Ended
                                                    ---------------------------------------
                                                         August 4, 2001      July 29, 2000
--------------------------------------------------- ---------------------------------------
Cash provided by operating activities ($000)             $      442,447      $      68,773
Working capital ($000)                                   $      481,432      $     383,630
Current ratio                                                    1.17:1             1.16:1
--------------------------------------------------- ---------------------------------------

For the twenty-six weeks ended August 4, 2001, the increase in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to a decrease in the growth of merchandise inventory and changes in other operating assets and liabilities which were primarily driven by timing of certain payments. This increase was partially offset by decreases in net earnings exclusive of depreciation and amortization and tax benefit from the exercise of stock options and vesting of restricted stock.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations as well as short-term and long-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

The Company has committed credit facilities totaling $1.45 billion, consisting of a $1.30 billion, 364-day revolving credit facility, and a $150 million, 5-year revolving credit facility through June 27, 2005. These credit facilities provide for the issuance of up to $600 million in letters of credit and provide backup of up to $850 million for the Company's commercial paper program. In addition, up to $200 million of the amount reserved for letters of credit can be reallocated to provide backup for the Company's commercial paper program increasing the total amount of commercial paper backup to $1.05 billion. The Company also has a credit facility effective September 17, 2001 to December 17, 2001 to provide backup of up to $400 million for the Company's commercial paper program over it's peak borrowing period. The Company has additional uncommitted credit facilities of $1.05 billion for the issuance of letters of credit. At August 4, 2001, the Company had outstanding letters of credit of approximately $1.2 billion. The Company had additional uncommitted unused lines of credit of approximately $304 million at August 4, 2001.

On April 18, 2001, Moody's Investors Service ("Moody's") lowered their credit rating of the Company from A2 to A3 (for senior unsecured debt) citing the challenges that they expected the Company to face in improving comparable store sales in a highly promotional and unforgiving retail environment. On August 9, 2001 Standard and Poor's placed the Company on credit watch negative due to disappointing second quarter sales. On August 21, 2001, Moody's confirmed the ratings of the Company but changed the rating outlook from stable to negative as a result of the deterioration in the Company's operating profitability.

On April 27, 2001, the Company issued $500 million of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. Interest on the notes is payable semi-annually. The notes are recorded in the balance sheet at their issuance amount net of unamortized discount.

In connection with the debt issuance, the Company entered into interest rate swap agreements in order to reduce interest rate risk. The swap agreements were settled in the first quarter and the net losses of approximately $2.2 million associated with these swaps will be amortized over the life of the debt securities.

For the twenty-six weeks ended August 4, 2001, capital expenditures, net of construction allowances, totaled approximately $547 million. The majority of these expenditures were used for expansion of the store base, headquarter buildings and distribution facilities. During the first half of fiscal 2001, the Company experienced a net increase in store space of approximately 3 million square feet, or 10 percent, due to a net addition of 297 stores, the expansion of 98 stores and the remodeling of certain stores.

For fiscal 2001, the Company expects capital expenditures to be in the range of $1.3 to $1.4 billion, net of construction allowances. This represents the addition of 550 to 630 new stores, the expansion of approximately 150 stores, the remodeling of certain stores, as well as amounts for headquarter buildings, distribution facilities and equipment and information technology. The Company expects to fund such capital expenditures with cash flows from operations and other sources of financing. Square footage growth is expected to be in the 17 to 20 percent range for fiscal 2001. Due to the lower level of new store openings during the first half of fiscal 2001, the Company expects capital expenditures, new store openings and square footage growth to fall at the lower end of these ranges. New stores are generally expected to be leased.

During the second quarter of fiscal 2001, the Company revised its planned annual square footage growth for fiscal 2002 and 2003 to approximately 10 percent, compared to a previously stated rate of approximately 15 percent.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of August 4, 2001 has not significantly changed since February 3, 2001.

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

    A second complaint was filed on January 13, 1999, in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 27 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that the Company (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for the Company. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999, the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. On March 23, 2001, the Ninth Circuit Court of Appeal denied Plaintiffs' writ of mandamus requesting that the action either be transferred back to the District Court in Hawaii or to the Central District of California. Now that the case is in the District of the Mariana Islands, defendants have renewed their motion to dismiss the case, which was heard on August 10, 2001. No decision has been rendered.

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

Item 4.  Submissions of Matters to a Vote of Security Holders
-------------------------------------------------------------

     a) On May 9, 2001 the Annual Meeting of Stockholders of the Company was held in Fishkill, New York. There were 854,429,402 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.


     b)  The following directors were elected:

                                    Vote For                  Vote Withheld

Adrian D. P. Bellamy                764,039,406               3,942,180
Millard S. Drexler                  764,014,986               3,966,600
Donald G. Fisher                    763,201,272               4,780,314
Doris F. Fisher                     763,917,022               4,064,564
Robert J. Fisher                    763,937,177               4,044,409
Glenda A. Hatchett                  763,980,028               4,001,558
Steven P. Jobs                      762,103,630               5,877,956
John M. Lillie                      763,288,972               4,692,614
Charles R. Schwab                   764,008,064               3,973,522
Sergio S. Zyman                     764,034,323               3,947,263

     There were no abstentions and no broker non-votes.

     c) The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending February 2, 2002 was ratified with 755,471,199 votes in favor and 10,262,624 against.

    There were 2,247,763 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

    a)   Exhibits

         (10.1) Third Amended and Restated Credit Agreement, dated as of June 26, 2001 among The Gap, Inc., Banana Republic, Inc., Old Navy Inc., Banana Republic (Canada) Inc., Old Navy (Canada) Inc., Gap (Canada) Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap International B.V., GPS Consumer Direct, Inc., Citicorp USA, Inc., Salomon Smith Barney, Inc., Bank of America, N.A., HSBC Bank USA, ABN AMRO Bank N.V., The Chase Manhattan Bank, Banca Nazionale Del Lavoro S.p.A. New York Branch, Societe Generale, Sumitomo Mitsui Banking Corporation, Bank One, NA (Main Office Chicago), Fleet National Bank, Wells Fargo, National Association, The Bank of New York, The Fuji Bank, Limited, US Bank National Association, Bank of Nova Scotia, and Citibank, N.A.

         (15)     Letter re: Unaudited Interim Financial Information

    b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended August 4, 2001.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  THE GAP, INC.



Date: September 6, 2001                  By /s/  Heidi Kunz
                                           -------------------------------------
                                                  Heidi Kunz
                                                  Chief Financial Officer
                                                  (Principal financial officer
                                                  of the registrant)




Date: September 6, 2001                  By /s/ Millard S. Drexler
                                           ----------------------------------
                                                  Millard S. Drexler
                                                  President and Chief Executive
                                                  Officer

                                  EXHIBIT INDEX

         (10.1) Third Amended and Restated Credit Agreement, dated as of June 26, 2001 among The Gap, Inc., Banana Republic, Inc., Old Navy Inc., Banana Republic (Canada) Inc., Old Navy (Canada) Inc., Gap (Canada) Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap International B.V., GPS Consumer Direct, Inc., Citicorp USA, Inc., Salomon Smith Barney, Inc., Bank of America, N.A., HSBC Bank USA, ABN AMRO Bank N.V., The Chase Manhattan Bank, Banca Nazionale Del Lavoro S.p.A. New York Branch, Societe Generale, Sumitomo Mitsui Banking Corporation, Bank One, NA (Main Office Chicago), Fleet National Bank, Wells Fargo, National Association, The Bank of New York, The Fuji Bank, Limited, US Bank National Association, Bank of Nova Scotia, and Citibank, N.A.

         (15)     Letter re: Unaudited Interim Financial Information