Form 10-Q
period 2001-11-03
GAP INC
filed 2001-12-14
CIK 39911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 3, 2001 or

[_]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ______________ to __________

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

                             ________________________

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

    Common Stock, $0.05 par value, 864,847,941 shares as of December 1, 2001
    ------------------------------------------------------------------------

                                    GAP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

($000 except share and par value)                         November 3,         February 3,         October 28,
                                                             2001                2001                 2000
                                                       -----------------   -----------------   -----------------
ASSETS

Current Assets:
Cash and equivalents                                   $        799,510    $        408,794    $        352,201
Merchandise inventory                                         2,589,230           1,904,153           2,567,502
Other current assets                                            355,478             335,103             475,605
                                                       ----------------    ----------------    ----------------
      Total Current Assets                                    3,744,218           2,648,050           3,395,308

Property and equipment, net                                   4,241,924           4,007,685           3,621,474
Lease rights and other assets                                   355,975             357,173             344,677
                                                       ----------------    ----------------    ----------------
      Total Assets                                     $      8,342,117    $      7,012,908    $      7,361,459
                                                       ================    ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                          $      1,029,250    $        779,904    $      1,482,356
Current maturities of long-term debt                            250,000             250,000                   -
Accounts payable                                              1,156,302           1,067,207           1,032,095
Accrued expenses and other current liabilities                1,008,075             702,033             724,804
                                                       ----------------    ----------------    ----------------
      Total Current Liabilities                               3,443,627           2,799,144           3,239,255

Long-Term Liabilities:
Long-term debt                                                1,273,025             780,246           1,003,542
Deferred lease credits and other liabilities                    571,838             505,279             498,496
                                                       ----------------    ----------------    ----------------
      Total Long-Term Liabilities                             1,844,863           1,285,525           1,502,038

Shareholders' Equity:
Common stock $.05 par value
      Authorized 2,300,000 shares;
      Issued 947,326,739; 939,222,871
      and 935,383,203 shares;
      Outstanding 863,096,998; 853,996,984
      and 849,838,923 shares                                     47,366              46,961              46,768
Additional paid-in capital                                      453,543             294,967             220,924
Retained earnings                                             4,943,789           4,974,773           4,721,976
Accumulated other comprehensive earnings (losses)               (41,074)            (20,173)                379
Deferred compensation                                            (9,262)            (12,162)            (15,154)
Treasury stock, at cost                                      (2,340,735)         (2,356,127)         (2,354,727)
                                                        ---------------    ----------------    ----------------
     Total Shareholders' Equity                               3,053,627           2,928,239           2,620,166
                                                        ---------------    ----------------    ----------------
Total Liabilities and Shareholders' Equity              $     8,342,117    $      7,012,908    $      7,361,459
                                                        ===============    ================    ================

See accompanying notes to condensed consolidated financial statements.

                                    GAP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

--------------------------------------------------------------------------------

($000 except share and per share amounts)

                                                 ---------------------------   ------------------------------
                                                     Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                 ---------------------------   ------------------------------
                                                   November 3,   October 28,    November 3,       October 28,
                                                      2001         2000           2001               2000
                                                 ------------   ------------   ------------      ------------
Net sales                                        $  3,333,373   $  3,414,668   $  9,758,248      $  9,094,372

Costs and expenses

      Cost of goods sold and occupancy expenses     2,382,734      2,157,461      6,641,353         5,596,430

      Operating expenses                              946,882        943,262      2,740,066         2,502,859

      Interest expense                                 23,748         22,407         76,649            47,736

      Interest income                                  (5,408)        (1,924)        (8,436)           (6,581)
                                                 ------------   ------------   ------------      ------------

Earnings/(losses) before income taxes                 (14,583)       293,462        308,616           953,928

Income taxes                                          164,254        107,114        282,222           348,184
                                                 ------------   ------------   ------------      ------------

Net earnings/(losses)                            $   (178,837)  $    186,348   $     26,394      $    605,744

                                                 ============   ============   ============      ============
-------------------------------------------------------------------------------------------------------------

Weighted average number of shares - basic         862,420,054    848,754,207    858,808,170       849,574,768

Weighted average number of shares - diluted/1/    862,420,054    871,570,698    876,068,384       880,583,218

Earnings/(losses) per share - basic              $      (0.21)  $       0.22   $       0.03      $       0.71

Earnings/(losses) per share - diluted/1/         $      (0.21)  $       0.21   $       0.03      $       0.69

Cash dividends per share                         $       0.02   $       0.02   $       0.07/(a)/ $       0.07/(b)/

-------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

/(a)/ Includes a dividend of $0.02 per share declared in January 2001 but paid in first quarter of fiscal 2001.

/(b)/ Includes a dividend of $0.02 per share declared in January 2000 but paid in first quarter of fiscal 2000.

/1/   Diluted losses per share for the thirteen weeks ended November 3, 2001 is computed using the basic weighted average number of shares outstanding and excludes 11,411,379 dilutive shares as their effect is antidilutive when applied to losses.

                                    GAP INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

($000)                                                                         Thirty-nine Weeks Ended
                                                                       -----------------------------------------

                                                                       November 3, 2001         October 28, 2000
                                                                       ----------------         ----------------
   Cash Flows from Operating Activities:
      Net earnings                                                     $    26,394              $   605,744
      Adjustments to reconcile net earnings to net cash
            provided by operating activities:
         Depreciation and amortization                                     589,626                  423,336
         Tax benefit from exercise of stock options
            and vesting of restricted stock                                 54,481                  101,140
       Changes in operating assets and liabilities:
           Merchandise inventory                                          (693,170)              (1,116,677)
           Other current assets                                            (32,842)                (207,371)
           Accounts payable                                                 95,508                  206,857
           Accrued expenses                                                307,147                  (17,081)
           Deferred lease credits and other liabilities                     45,726                   53,150
                                                                       -----------              -----------

   Net cash provided by operating activities                               392,870                   49,098
                                                                       -----------              -----------

   Cash Flows from Investing Activities:
      Net purchase of property and equipment                              (796,258)              (1,325,612)
      Acquisition of lease rights and other assets                          (6,505)                 (40,995)
                                                                       -----------              -----------

   Net cash used for investing activities                                 (802,763)              (1,366,607)
                                                                       -----------              -----------

   Cash Flows from Financing Activities:
      Net increase in notes payable                                        252,136                1,324,543
      Issuance of long-term debt                                           495,886                  250,000
      Issuance of common stock                                             114,245                   73,960
      Net purchase of treasury stock                                            -                  (357,176)
      Cash dividends paid                                                  (57,176)                 (56,619)
                                                                       -----------              -----------

   Net cash provided by financing activities                               805,091                1,234,708
                                                                       -----------              -----------

   Effect of exchange rate fluctuations on cash                             (4,482)                 (15,350)
                                                                       -----------              -----------

   Net increase (decrease) in cash and equivalents                         390,716                  (98,151)

   Cash and equivalents at beginning of period                             408,794                  450,352
                                                                       -----------              -----------
   Cash and equivalents at end of period                               $   799,510              $   352,201
                                                                       ===========              ===========

--------------------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                                    GAP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION
   ---------------------

The condensed consolidated balance sheets as of November 3, 2001 and October 28, 2000 and the interim condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 and cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at November 3, 2001 and October 28, 2000, and for all periods presented.

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

The results of operations for the thirty-nine weeks ended November 3, 2001 are not necessarily indicative of the operating results that may be expected for the year ending February 2, 2002.

2. REVENUE RECOGNITION
   -------------------

The Company recognizes revenue for store sales at the point the customer pays at the register. For online and catalog sales, the Company recognizes revenue at the time goods are shipped. Allowances for returns are recorded for store sales as well as online and catalog sales.

3. COMPREHENSIVE EARNINGS (LOSSES)
   -------------------------------

Comprehensive earnings (losses) include net earnings (losses) and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings (losses) for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 were as follows (in thousands):

                                          Thirteen Weeks Ended    Thirty-nine Weeks Ended
                                        ------------------------  ------------------------
                                         November 3, October 28,   November 3, October 28,
                                            2001        2000         2001         2000
                                        ------------------------  ------------------------
Net (losses) earnings                   $(178,837)   $ 186,348    $  26,394    $ 605,744
Other comprehensive (losses) earnings      (1,254)      (9,624)     (20,901)       7,138
                                        ----------------------    ----------------------

Comprehensive (losses) earnings         $(180,091)   $ 176,724    $   5,493    $ 612,882
                                        ======================    ======================

4. EARNINGS (LOSSES) PER SHARE
   ---------------------------

Basic earnings (losses) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of the Company's potentially dilutive securities, which include certain stock options, unvested shares of restricted stock and certain put options. The following summarizes the incremental shares from the potentially dilutive securities, calculated using the treasury stock method.

                                                            Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                      -------------------------------     -------------------------------
                                                        November 3,   October 28,           November 3,      October 28,
                                                           2001           2000                  2001             2000
                                                      --------------- ---------------     --------------- ---------------
Weighted-average number of  shares - basic               862,420,054     848,754,207         858,808,170     849,574,768

Incremental shares resulting from:
    Stock options                                                  -      22,399,787          17,256,826      30,443,522
    Restricted stock                                               -         402,175               3,388         564,928
    Put options                                                    -          14,529                   -               -
                                                      ------------------------------      ------------------------------

Weighted-average number of shares - diluted              862,420,054     871,570,698         876,068,384     880,583,218
                                                      ==============================      ==============================


Excluded from the above computations of weighted-average shares for diluted earnings (losses) per share were options to purchase 67,812,169 and 27,883,642 shares of common stock during the thirteen and thirty-nine weeks ended November 3, 2001, respectively, and 27,666,897 and 18,593,628 shares during the thirteen and thirty-nine weeks ended October 28, 2000, respectively. Additionally, put options to repurchase 800,000 shares during the thirty-nine weeks ended October 28, 2000 were also excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings (losses) per share. In addition, diluted losses per share for the thirteen weeks ended November 3, 2001 is computed using the basic weighted average number of shares outstanding and excludes all dilutive shares as their effect is antidilutive when applied to losses.

5. LONG-TERM DEBT
   --------------

On April 27, 2001, the Company issued $500 million of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. Interest on the notes is payable semi-annually. The notes are recorded in the balance sheet at their issuance amount net of unamortized discount.

In connection with the debt issuance, the Company entered into forward rate agreements in order to reduce interest rate risk. The agreements were settled in the first quarter and the net losses of approximately $2.2 million associated with these agreements will be amortized over the life of the debt securities.

6. WORKFORCE REDUCTIONS AND OTHER ACTIONS
   --------------------------------------

On June 21, 2001, the Company announced workforce reductions to streamline headquarters staffing and improve organizational efficiencies.

The workforce reductions resulted in the elimination of approximately 1,600 positions consisting of approximately 970 lay offs of headquarters and Banana Republic field employees and the elimination of approximately 630 open positions.

In addition to these reductions, the Company plans to close distribution facilities in Ventura, California and London. Operations at those facilities will be consolidated at new facilities in Fresno, California and Rugby, England. The consolidation will be completed by the first quarter of fiscal 2002. As of November 3, 2001, these facilities remained in operation. Approximately 425 employees affected by these changes have the opportunity to apply for positions at the new locations.

The Company also plans to relocate its London headquarters to the new Rugby facility. This move will be completed by the first quarter of fiscal 2002. Approximately 125 employees affected by this move have the opportunity to transfer to Rugby or apply for other positions at Rugby.

As a result of the workforce reductions and other actions, as described above, the Company recorded a charge of approximately $30 million during the second quarter of fiscal 2001 which was included in operating expenses. Of this charge, the Company recorded a liability for employee termination pay of approximately $27 million in the second quarter of fiscal 2001 of which approximately $1 million was outstanding as of November 3, 2001.

7.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect that the adoption of SFAS 141 will have any impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS 142 will have a significant impact on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board

Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

8.   SUBSEQUENT EVENT
     ----------------

On November 21, 2001, the Company issued $200 million of debt securities at a fixed annual interest rate of 8.15 percent, due December 15, 2005 and $500 million of debt securities at a fixed annual interest rate of 8.8 percent, due December 15, 2008. Interest on both of the notes is payable semi-annually. The interest rate payable on the notes of each series will be subject to adjustment from time to time if either Moody's or Standard & Poor's reduces the rating ascribed to the notes below Baa2, in the case of Moody's, or below BBB+, in the case of Standard & Poor's. In this event, the interest rate payable on the notes will be increased by 0.25% for each rating category downgrade by either rating agency. In addition, if Moody's or Standard & Poor's subsequently increases the rating ascribed to the notes, the interest rate then payable on the notes will be decreased by 0.25% for each rating category upgrade by either rating agency up to Baa2, in the case of Moody's, and BBB+, in the case of Standard & Poor's, but in no event will the interest rate be reduced below the initial interest rate payable on the notes. There is no limit to the number of times the interest rate payable on the notes can be adjusted.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230

Tel: (415) 783 4000
Fax: (415) 783 4329
www.us.deloitte.com
                                                                        Deloitte
                                                                        & Touche

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of November 3, 2001 and October 28, 2000, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 and condensed consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management.

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

November 28, 2001

                                    GAP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

The information below contains certain forward-looking statements which reflect the current view of Gap Inc. (the "Company") with respect to future events and financial performance. Wherever used, the words "expect," "plan," "anticipate," "believe," "may" and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties and the Company's actual results of operations could differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging international retail environments, changes in the level of consumer spending, including as a result of the September 11th terrorist attack and its aftermath, or preferences in apparel, trade restrictions and political or financial instability in countries where the Company's goods are manufactured, and/or other factors that may be described in the Company's Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

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

                              RESULTS OF OPERATIONS

Net Sales
---------------------------------------------------------------------------------------------------------------------------
                                                                 Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                         ------------------------------------------------------------------
                                                              November 3,      October 28,     November 3,      October 28,
                                                                 2001             2000            2001             2000
---------------------------------------------------------------------------------------------------------------------------
Net sales ($000)                                               $3,333,373       $3,414,668      $9,758,248       $9,094,372

Total net sales (decrease) increase percentage                         (2)              12               7               17

Comparable store sales (decrease) percentage                          (17)              (8)            (11)              (4)

Net sales per average square foot                              $       93       $      118      $      283       $      339

Square footage of gross store space -
       at end of period  (000)                                                                      36,033           29,978

Number of Stores:
Beginning of Year                                                                                    3,676            3,018
     New stores                                                                                        535              564
     Expanded stores/(1)/                                                                              142              143
     Closed stores                                                                                      64               40
End of Period                                                                                        4,147            3,542
---------------------------------------------------------------------------------------------------------------------------

 /(1)/Expanded stores do not change store count.

Store count and square footage at quarter end for fiscal 2001 and 2000 were as follows:

                                             November 3, 2001                  October 28, 2000
------------------------------------------------------------------------------------------------------
                                        Number of         Sq. Ft.         Number of         Sq. Ft.
                                          Stores        (millions)         Stores         (millions)
------------------------------------------------------------------------------------------------------
Gap Domestic                               2,279            13.0             2,002            11.5
Gap International/(2)/                       630             3.5               503             2.8
Banana Republic/(3)/                         442             3.5               389             3.1
Old Navy/(4)/                                796            16.0               648            12.6
------------------------------------------------------------------------------------------------------
Total                                      4,147            36.0             3,542            30.0
======================================================================================================
Increase                                      17%             20%               23%             32%

/(2)/ Includes stores in the following countries:
        United Kingdom:  223 and 177 stores in 2001 and 2000, respectively.
        Canada: 191 and 154 stores in 2001 and 2000, respectively.
        Japan:  140 and 96 stores in 2001 and 2000, respectively.
        France:  56 and 55 stores in 2001 and 2000, respectively.
        Germany: 20 and 21 stores in 2001 and 2000, respectively.
/(3)/ Includes 16 and 13 stores in Canada in 2001 and 2000, respectively. /(4)/ Includes 17 stores in Canada for 2001; all stores were located in US for
      2000.

Net sales for the third quarter decreased $81 million compared to the same period last year. Comparable store sales declined $504 million offset by a $423 million increase in non-comparable store sales. The non-comparable store sales increase was primarily due to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores.

Net sales for year-to-date 2001 increased $664 million over the same period last year. Non-comparable store sales increased $1,581 million offset by a $917 million decline in comparable store sales.

The decreases in comparable store sales for the third quarter and year-to-date 2001 were driven by poor product acceptance by customers and an increasingly promotional environment.

The Company's third quarter comparable store sales by division were as follows:

 .    Gap Domestic had negative high-teens versus a negative low-single digit last year
 .    Gap International had negative low-teens versus a negative low-single digit last year
 .    Banana Republic had negative low-teens versus a negative low-single digit last year
 .    Old Navy had negative high-teens versus negative high-teens last year

The Company's year-to-date comparable store sales by division were as follows:

 .    Gap Domestic had a negative low-double digit versus a negative low-single digit last year
 .    Gap International had a negative high-single digit versus a positive low-single digit last year
 .    Banana Republic had a negative high-single digit versus a flat comp last year
 .    Old Navy had negative mid-teens versus a negative low-double digit last year

A store is included in comparable store sales ("Comp") when it has been open at least one year and it has not been expanded by more than 15% or permanently relocated within that year. Therefore, a store is included in Comp on the first day it has comparable prior year sales. Stores where square footage is expanded by 15% or more are excluded from Comp until the first day they have comparable prior year sales.

Numerical ranges of comparable store sales (whether positive or negative) are described as follows:

Descriptors                      Numerical Range (%)
-----------                      -------------------
Flat                                    0 - 0.4
Low-single digit                      0.5 - 3.4
Mid-single digit                      3.5 - 6.4
High-single digit                     6.5 - 9.4
Low-double digits                     9.5 - 12.4
Low-teens                            12.5 - 13.4
Mid-teens                            13.5 - 16.4
High-teens                           16.5 - 19.4
Low twenties                         19.5 - 23.4
Mid twenties                         23.5 - 26.4
High twenties                        26.5 - 29.4
Low thirties                         29.5 - 33.4

The decreases in net sales per average square foot for the third quarter and year-to-date 2001 were primarily attributable to negative comparable store sales.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased
8.3 percentage points in the third quarter from the same period in fiscal 2000. The increase was driven by decreased merchandise margin and increased occupancy expenses of 5.3 and 3.0 percentage points, respectively.

Of the 5.3 percentage points decline in merchandise margin, 3.7 percentage points was primarily attributable to lower margins from regular-priced goods and a greater percentage of merchandise sold at markdown. After a thorough review of the Company's merchandise programs for the fourth quarter and the first quarter of fiscal 2002, the Company cancelled certain product orders. This resulted in a $52 million charge which accounted for the remaining 1.6 percentage points decline in merchandise margin. The Company chose to cancel these programs in order to manage its inventory levels consistent with current business and also as a result of making changes to the product assortment for the fourth quarter and fiscal 2002.

Cost of goods sold and occupancy expenses as a percentage of net sales increased
6.6 percentage points year-to-date 2001 from the same period in fiscal 2000. The increase was driven by decreased merchandise margin and increased occupancy expenses of 4.4 and 2.2 percentage points, respectively.

Of the 4.4 percentage points decline in merchandise margin, 3.7 percentage points was primarily attributable to lower margins from regular-priced goods and a greater percentage of merchandise sold at markdown and the $52 million charge for cancelled product orders accounted for 0.5 percentage points of the merchandise margin decline.

The increases in occupancy expenses as a percentage of net sales for the third quarter and year-to-date 2001 were due to negative comparable store sales.

Operating Expenses

The majority of the Company's operating expenses are variable and are managed in line with sales levels. Operating expenses as a percentage of net sales, increased 0.8 percentage points for the third quarter from the same period in fiscal 2000. The increase was attributable to negative comparable store sales. Higher store payroll and advertising costs were offset by lower headquarters payroll and benefits, travel and entertainment and other personnel expenses.

Operating expenses as a percentage of net sales, including charges recorded in the second quarter in the amount of approximately $30 million primarily representing workforce reductions (refer to Note 6 for further discussion), increased 0.6 percentage points for year-to-date 2001 from the same period in fiscal 2000. Excluding the charges, operating expenses as a percentage of net sales, increased 0.3 percentage points for year-to-date 2001 from the same period in fiscal 2000. The increase was also attributable to negative comparable store sales. Higher store and headquarters payroll as well as headquarters depreciation expenses were partially offset by lower advertising costs, travel and entertainment and other personnel expenses.

Due to expense management initiatives undertaken, the Company expects the dollar amount of total operating expenses for the fourth quarter to be flat from the same period in fiscal 2000. The Company anticipates advertising spending in the fourth quarter to be about the same as the same period in fiscal 2000. As a result, the Company expects advertising costs for the full year of fiscal 2001 to decrease about 10 percent from the same period in fiscal 2000.

Interest Expense

The increases in interest expense in the third quarter and year-to-date 2001 as compared to the same periods in fiscal 2000 were primarily due to an increase in long-term borrowing and a decrease in interest capitalized as a result of fewer construction projects, partially offset by lower average short-term borrowings.

Interest Income

The increases in interest income in the third quarter and year-to-date 2001 as compared to the same periods in fiscal 2000 were primarily due to increases in average cash available for investment. The average cash balances increased due to the debt issuance in April 2001 and improved cash flows compared to prior year. The Company attained a higher cash position in advance of repayment of debt maturing in the third and fourth quarters of fiscal year 2001.

Income Taxes

During the third quarter of fiscal year 2001, the Company recorded a tax charge of $131 million. This amount primarily reflects the Company's current estimate of probable settlements of foreign and domestic tax audits. The charge also includes adjustments relating to prior-year tax provisions that were based on earlier estimates. Any cash amounts ultimately owed would be paid over the next several years and are not expected to be material in any one year.

Since the Company provided for taxes at a 36.5 percent effective tax rate during the first half of fiscal 2001, the Company recorded $40 million in higher tax expense during the third quarter to bring the tax rate for the first half in line with the estimate of the Company's estimated effective tax rate for fiscal 2001.

The effective tax rates were 49 percent (excluding the $131 million tax charge) for the third quarter and year-to-date 2001, and 36.5 percent for the third quarter and year-to-date 2000. The increase in tax rate resulted from recent earnings performance and near-term earnings outlook that were below earlier expectations. The Company's tax-planning measures are less effective at these levels and mix of earnings. The level and mix of earnings have caused the Company's tax rate to increase well above earlier expectations. As a result, the Company currently estimates that its effective tax rate for fiscal 2001, excluding the $131 million tax charge, will be in the area of 49 percent. However, this estimate is extremely sensitive to even small changes in the Company's earnings outlook for the year and the rate would rise rapidly if the earnings outlook were to decline below the Company's current expectations.

The Company also expects the effective tax rate for future years to be highly sensitive to the level of earnings. At historical levels of performance, the Company would expect an effective tax rate in the range of 38 percent to 40 percent.

Recent Development

The company's comparable store sales for November 2001 were down 25 percent, compared to a 1 percent decrease in November 2000. The company's year-to-date comparable store sales decreased 13 percent compared to a decrease of 4 percent in the prior year.

Looking at the remainder of the fourth quarter, it is reasonable to expect that the negative trends in comparable store sales and gross margins could continue. On that basis, fourth quarter earnings per share would be considerably worse than the six cent loss reported in the third quarter, excluding the tax related charge.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of the Company's liquidity:

----------------------------------------------------------------------------------------------------
                                                                   Thirty-nine Weeks Ended
                                                        --------------------------------------------
                                                           November 3, 2001        October 28, 2000
----------------------------------------------------------------------------------------------------
 Cash provided by operating activities ($000)                      $392,870                $ 49,098

 Working capital ($000)                                            $300,591                $156,053

 Current ratio                                                       1.09:1                  1.05:1
----------------------------------------------------------------------------------------------------

For the thirty-nine weeks ended November 3, 2001, the increase in cash provided by operating activities, compared to the same period in the prior year, was primarily attributable to a decrease in the growth of merchandise inventory and changes in other operating assets and liabilities which were primarily driven by timing of certain payments. This increase was partially offset by decreases in net earnings exclusive of depreciation and amortization and tax benefit from the exercise of stock options and vesting of restricted stock.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations as well as short-term and long-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

At November 3, 2001, the Company had various committed and uncommitted credit facilities which provided backup for the issuance of up to $1.55 billion in letters of credit and up to $1.45 billion for the Company's commercial paper program. The Company has committed credit facilities totaling $1.45 billion, consisting of a $1.30 billion, 364-day revolving credit facility through June 2002, and a $150 million, 5-year revolving credit facility through June 2005. These credit facilities provide backup for the issuance of up to $600 million in letters of credit and up to $850 million for the Company's commercial paper program. At November 3, 2001, $200 million of the amount reserved for letters of credit was reallocated to provide backup for the Company's commercial paper program increasing the total amount of commercial paper backup to $1.05 billion. The Company also has a credit facility effective September 17, 2001 to December 17, 2001 to provide backup of up to $400 million for the Company's commercial paper program over its peak borrowing period. The Company has additional uncommitted credit facilities of $1.15 billion for the issuance of letters of credit.

At November 3, 2001, the Company had outstanding letters of credit and commercial paper of $1.13 billion and $777 million, respectively. In addition, the Company had uncommitted unused lines of credit of $244 million available only for international operations at November 3, 2001.

In response to the deterioration in the Company's operating profitability, Moody's Investors Service ("Moody's") and Standard and Poor's Rating Services ("Standard & Poor's") reduced their credit ratings of the Company. On April 18, 2001, Moody's lowered their credit ratings of the Company from A2 to A3 for senior unsecured debt and from P-1 to P-2 for short-term debt. On August 9, 2001, Standard and Poor's placed the Company on CreditWatch with negative implications. On August 21, 2001, Moody's confirmed the ratings of the Company but changed the rating outlook from stable to negative. On October 29, 2001, Moody's and Standard & Poor's lowered their credit ratings of the Company's long-term debt from A3 to Baa2 and from A to BBB+, respectively. Standard & Poor's also lowered their credit rating of the Company's short-term debt from A-1 to A-2 while Moody's confirmed the Company's short-term rating of P-2. Moody's confirmed its negative rating outlook while Standard & Poor's changed its rating outlook from negative to stable. On December 11, 2001, Moody's placed the Company's ratings on review for possible downgrade on short-term and long-term debt.

The recent downgrades may affect the Company's ability to raise financing. At lower credit ratings, the number of potential investors may become smaller and the cost of financing tends to be higher.

On April 27, 2001, the Company issued $500 million of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. Interest on the notes is payable semi-annually. The notes are recorded in the balance sheet at their issuance amount net of unamortized discount.

In connection with the debt issuance, the Company entered into forward rate agreements in order to reduce interest rate risk. The agreements were settled in the first quarter and the net losses of approximately $2.2 million associated with these agreements will be amortized over the life of the debt securities.

On November 21, 2001, the Company issued $200 million of debt securities at a fixed annual interest rate of 8.15 percent, due December 15, 2005 and $500 million of debt securities at a fixed annual interest rate of 8.8 percent, due December 15, 2008. Interest on both of the notes is payable semi-annually. The interest rate payable on the notes of each series will be subject to adjustment from time to time if either Moody's or Standard & Poor's reduces the rating ascribed to the notes below Baa2, in the case of Moody's, or below BBB+, in the case of Standard & Poor's. In this event, the interest rate payable on the notes will be increased by 0.25% for each rating category downgrade by either rating agency. In addition, if Moody's or Standard & Poor's subsequently increases the rating ascribed to the notes, the interest rate then payable on the notes will be decreased by 0.25% for each rating category upgrade by either rating agency up to Baa2, in the case of Moody's, and BBB+, in the case of Standard & Poor's, but in no event will the interest rate be reduced below the initial interest rate payable on the notes. There is no limit to the number of times the interest rate payable on the notes can be adjusted.

For the thirty-nine weeks ended November 3, 2001, capital expenditures, net of construction allowances, totaled approximately $760 million. The majority of these expenditures were used for expansion of the store base, headquarter buildings, distribution facilities and equipment and information technology. For year-to-date 2001, the Company experienced a net increase in store space of approximately 5 million square feet, or 15 percent, due to a net addition of 471 stores, the expansion of 142 stores and the remodeling of certain stores.

For fiscal 2001, the Company expects capital expenditures to be in the range of $1.1 to $1.2 billion, net of construction allowances. This represents the addition of 550 to 630 new stores, the expansion of approximately 150 stores, the remodeling of certain stores, as well as amounts for headquarter buildings, distribution facilities and equipment and information technology. The Company expects to fund such capital expenditures with cash flows from operations and other sources of financing. Square footage growth is expected to be at the low end of 17 to 20 percent range for fiscal 2001. New stores are generally expected to be leased.

During the third quarter of fiscal 2001, the Company revised its planned annual square footage growth for fiscal 2002 to approximately 5 percent, compared to a previously stated growth rate of approximately 10 percent. For fiscal 2003, the Company is not committing to new real estate deals at this time and will make a decision on square footage growth in the first half of fiscal 2002.

For fiscal 2002, the Company expects capital expenditures to be in the range of $600 to $650 million, net of construction allowances. However, the Company is still in the process of completing the fiscal 2002 budget with an objective to lower the range of capital expenditures even further. Store capital is estimated to be about 60 percent of total capital expenditures. The remainder of the capital spending is primarily for information technology. The Company expects to fund such capital expenditures with cash flows from operations and other sources of financing. New stores are generally expected to be leased.

The Company's store growth plans for fiscal 2001 and fiscal 2002 are as follows:

                                           Fiscal 2001                    Fiscal 2002
-----------------------------------------------------------------------------------------------------
                      New Store Growth   Net Sq. Ft. Range*    New Store Growth   Net Sq. Ft. Range*
-----------------------------------------------------------------------------------------------------
Gap Domestic                   270-290               11-14%              90-100                 1-3%
Gap International              100-120               20-25%               55-65                 4-6%
Banana Republic                  40-60               13-17%               20-30                 6-8%
Old Navy                       140-160               23-27%               75-85                 6-8%
-----------------------------------------------------------------------------------------------------
Total                          550-630               17-20%             240-280             About 5%
=====================================================================================================


*  Net of store closures

During fiscal 1998, the Company purchased land in San Francisco to construct an additional headquarters facility. The Company commenced construction on this facility during the third quarter of fiscal 1998 and it was partially opened during the first quarter of fiscal 2001. Construction was completed during the third quarter of fiscal 2001 and the total project cost was approximately $235 million.

The Company commenced construction on several distribution facilities in the second quarter and third quarter of fiscal 2000. All facilities except one were opened during the third quarter of fiscal 2001. The estimated remaining cost for the distribution facility still under construction is approximately $25 million. Of this amount, approximately 40 percent will be incurred during the fourth quarter of fiscal 2001 and the remaining 60 percent will be incurred in fiscal 2002. This distribution facility is estimated to be open during the second quarter of fiscal 2002.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect that the adoption of SFAS 141 will have any impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not expect that the adoption of SFAS 142 will have a significant impact on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company does not expect that the adoption of SFAS 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The market risk of the Company's financial instruments as of November 3, 2001 has not significantly changed since February 3, 2001.

The market risk profile of the Company on February 3, 2001 is disclosed on the Company's 2000 Annual Report on Form 10-K.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         In 1999, the Company was named as a defendant in two lawsuits relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in California Superior Court in San Francisco by the Union of Needletrades Industrial and Textile Employees, AFL-CIO; Global Exchange; Sweatshop Watch; and Asian Law Caucus against the Company and 17 other parties. The plaintiffs allege violations of California's unlawful, fraudulent and unfair business practices and untrue and misleading advertising statutes in connection with labeling of product and labor practices regarding workers of factories that make product for the Company in Saipan. The plaintiffs seek injunctive relief, restitution, disgorgement of profits and other damages. Trial has not been set in the state case. On October 31, 2001, the Company filed a motion for summary judgment, or in the alternative, for summary adjudication. The hearing date for the motion is set for March 1, 2002.

         A second complaint was filed on January 13, 1999, in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 27 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that the Company (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for the Company. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999, the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. On March 23, 2001, the Ninth Circuit Court of Appeals denied Plaintiffs' writ of mandamus requesting that the action either be transferred back to the District Court in Hawaii or to the Central District of California. On October 29, 2001, the District Court of the Mariana Islands issued an order granting in part and denying in part the motion to dismiss. On November 9, 2001, plaintiffs filed a motion for reconsideration of the Court's order.

         The Company continues to defend itself in both lawsuits and believes the claims against the Company are without merit. At this time the Company is unable to assess the likelihood of the outcome of these cases and cannot estimate the amount or range of potential loss, if any.

Item 6.  Exhibits and Reports on Form 8-K

 a)  Exhibits

     (10.1) Nonemployee Director Deferred Compensation Plan of The Gap, Inc., as amended and restated on October 30, 2001

     (10.2) Form of Amended and Restated Non-qualified Stock Option Agreement dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie

     (10.3) Form of Non-qualified Stock Option Agreement under Registrant's 1996
            Stock Option and Award Plan

     (15)   Letter re: Unaudited Interim Financial Information

 b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended November 3, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE GAP, INC.



Date:  December 13, 2001                   By /s/ Heidi Kunz
                                              ----------------------------------
                                              Heidi Kunz
                                              Chief Financial Officer
                                              (Principal financial officer of
                                              the registrant)




Date:  December 13, 2001                   By /s/ Millard S. Drexler
                                              ----------------------------------
                                              Millard S. Drexler
                                              President and Chief Executive
                                              Officer

                                  EXHIBIT INDEX

     (10.1) Nonemployee Director Deferred Compensation Plan of The Gap, Inc., as amended and restated on October 30, 2001

     (10.2) Form of Amended and Restated Non-qualified Stock Option Agreement dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie

     (10.3) Form of Non-qualified Stock Option Agreement under Registrant's 1996
            Stock Option and Award Plan

     (15)   Letter re: Unaudited Interim Financial Information