Form 10-K
period 2002-02-02
GAP INC
filed 2002-04-02
CIK 39911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended February 2, 2002 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ______________ to ______________

                          Commission File Number 1-7562

                                  THE GAP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                      94-1697231
          ----------------------            -----------------
         (State of Incorporation)          (I.R.S. Employer
                                           Identification No.)

                                Two Folsom Street
                         San Francisco, California 94105
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (650) 952-4400
                               ___________________

                    Securities registered pursuant to Section 12(b) of the Act:

      Common Stock, $0.05 par value       New York Stock Exchange, Inc.
             (Title of class)                 Pacific Exchange, Inc.
                                     (Name of each exchange where registered)

        Securities registered pursuant to Section 12(g) of the Act: None
                              ___________________

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                             --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the common equity held by non-affiliates of the registrant as of March 15, 2002 was approximately $9,016,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

         The number of shares of the registrant's Common Stock outstanding as of March 15, 2002 was 866,759,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002 (hereinafter referred to as the "2002 Proxy Statement") are incorporated into Parts I and III.

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended February 2, 2002 (hereinafter referred to as the "2001 Annual Report to Shareholders") are incorporated into Parts II and IV.

                      The Exhibit Index is located on Page 13 hereof.

         This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and financial performance. Whenever used, the words "expect," "plan," "anticipate," "believe," "may" and similar expressions identify forward-looking statements.

         Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in
Item 1 of this report below, and include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging domestic and international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where our goods are manufactured and/or other factors that may be described in our filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenue and profitability are difficult to predict.

         We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I
                                     ------

Item 1 - Business

General
-------

         We are a global specialty retailer operating stores selling casual apparel, personal care and other accessories for men, women and children under the Gap, Banana Republic and Old Navy brands. We operate stores in the United States, Canada, the United Kingdom, France, Germany and Japan. All references to "we," "our," "us," and "the Company" in this Annual Report mean The Gap, Inc. and its subsidiaries.

         We design virtually all of our products, which in turn are manufactured by independent sources, and sell them under our brands in the following store formats:

                  Gap. Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories and personal care products for men and women aged teen through adult. We entered the children's apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children aged newborn through teen. We launched GapBody in 1998 offering men's and women's underwear, sleepwear and personal care products. As of February 2, 2002, we operated 2,932 Gap brand store concepts at 1,858 locations in the United States, Canada, the United Kingdom, France, Germany, and Japan. Store concepts are any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold even when residing within a single physical location.

                  Banana Republic. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored apparel and accessories for men and women at higher price points than Gap. Banana Republic products range from apparel, including intimate apparel, to personal care products and home products. As of February 2, 2002, we operated 441 Banana Republic stores in the United States and Canada.

                  Old Navy. We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants as well as other items, including personal care products, in an innovative, exciting shopping environment. As of February 2, 2002, we operated 798 Old Navy stores in the United States and Canada.

         As of February 2, 2002, we operated a total of 4,171 store concepts at 3,097 locations. For more information on the number of store concepts by brand and country, see our Management's Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to pages 16 through 23 of the 2002 Annual Report to Shareholders.

         We established Gap Online, a web-based store located at gap.com, in 1997. Products comparable to those carried in Gap, GapKids and babyGap stores can be purchased on-line. In addition, a line of maternity apparel is available at Gap Online. Banana Republic introduced a catalog format in 1998 and Banana Republic Online, a web-based store located at www.bananarepublic.com, in 1999. Both of these Banana Republic formats offer apparel and accessories comparable to those carried in the store collections. In 1999, we established Old Navy Online, a promotional website located at www.oldnavy.com, and began operating Old Navy Online as a web-based store in 2000. Old Navy Online also carries a line of maternity apparel. Our online and catalog businesses are offered as an extension of our store experience and are intended to strengthen our relationship with our customers.

         The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

Store Operations
----------------

         Our stores offer a shopper-friendly environment with an assortment of casual apparel and accessories which emphasize style, quality and good value. The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store.

         Our stores generally are open seven days per week (where permitted by law) and most holidays. All sales are tendered for cash, personal checks, debit cards or credit cards issued by others, including Gap, Banana Republic and Old Navy private label credit cards which are issued by a third party.

International
-------------

         We are faced with competition in European, Japanese and Canadian markets from established regional and national chains. If international expansion is not successful, our results of operations could be adversely affected. Our ability to grow successfully in the continental European market will depend in part on determining a sustainable profit formula to build brand loyalty and gain market share in the especially challenging retail environments of France and Germany.

         Certain financial information about international operations is set forth under the heading "Segments" in Note A to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 - Financial Statements and Supplementary Data.

Merchandise Vendors
-------------------

         We purchase merchandise from more than 1,000 vendors located domestically and overseas. No vendor accounted for more than 5% of the dollar amount of our fiscal 2001 purchases. Of our merchandise sold during fiscal 2001, approximately 9% of all units (representing approximately 6% of total cost) was produced domestically while the remaining 91% of all units (representing approximately 94% of total cost) was made outside the United States. Approximately 13% of our total merchandise units (representing approximately 16% of total cost) was from China, including Hong Kong, with the remainder coming from more than 50 other countries. Any event causing a sudden disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

         We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against apparel items could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. We pursue a diversified global sourcing strategy that includes relationships with vendors in over 50 countries. These sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Seasonal Business
-----------------

         Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School (mid-August through early September) and Holiday (November through December) periods. During fiscal 2001, these periods accounted for approximately 32 % of our net sales.

Brand Building
--------------

         Our ability to continually change and evolve our brands is a key source of competitive advantage. We believe our three distinct brands are among our most important assets. All aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. We continue to invest in the development of our brands through advertising spending. We have also made investments to enhance the customer experience through the expansion and remodeling of existing stores, the closure of under-performing stores, and a focus on customer service.

Advertising
-----------

         We place print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines. Our ads also appear in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and billboards. We have also run TV ads for Gap and Old Navy and radio ads for Old Navy. We plan to continue our investments in advertising and marketing in 2002. There can be no assurances that these investments will result in increased sales or profitability.

Employees
---------

         On February 2, 2002, we had a work force of approximately 165,000 employees. We hire temporary employees during the peak Back-to-School and Holiday seasons.

Trademarks and Service Marks
----------------------------

         The Gap, GapKids, babyGap, GapBody, Banana Republic and Old Navy trademarks and service marks, and certain other trademarks, either have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries.

Certain Business Risk Factors
-----------------------------

         We must successfully gauge fashion trends and changing consumer preferences to succeed.

         Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The global specialty retail business fluctuates according to changes in consumer preferences dictated in part by fashion and season. To the extent we misjudge the market for our merchandise, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results. A disproportionate part of our recent product offerings may have been too fashion-forward for our broad and diverse customer base. While we believe our current strategies and initiatives appropriately address these issues, continued merchandise misjudgments could have a material adverse effect on our image with our customers and on our operating results.

         Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel
is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

         Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the recent past, we did not predict our customers' preferences and acceptance levels of our fashion items with the same accuracy we had previously experienced. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance for our products.

         Our business is highly competitive and depends on consumer spending patterns.

         The global specialty retail industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

         .    anticipating and quickly responding to changing consumer demands;

         . maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

         . developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

         . competitively pricing our products and achieving customer perception of value; and

         .    providing strong and effective marketing support.

         We have lost market share to some of our competitors in the recent past and if we do not strengthen our competitive position, we may not recover that share and could also lose additional market share in the future.

         Our business is sensitive to a number of factors that influence the levels of consumer spending, including economic conditions such as the current recessionary environment, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. The recent and current recessionary environment has had a negative impact on our sales and has contributed to a significantly higher level of promotional sales activities, which have adversely affected our profitability. Further declines in consumer spending on apparel and accessories could have an adverse effect on our operating results.

         We experience fluctuations in our comparable store sales and margins.

         Our continued success depends, in part, upon our ability to improve sales and margins at our stores. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. Over the past two years, our comparable store sales have decreased each quarter versus the prior comparable period, ranging from decreases of 2% in each of the first two quarters of fiscal 2000 to 16% and 17% in the final two quarters of fiscal 2001. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. The declines we have experienced in comparable store sales have significantly contributed to a decline in our margins, which have decreased from 42% in fiscal 1999 to 37% in fiscal 2000 to 30% in fiscal 2001 (including a margin of 25% in the fourth quarter). Any failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline. Our ability to improve our comparable store sales results and margins depends in large part on improving our forecasting of demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies.

         Recent changes in our credit ratings may have a negative impact on our financing costs and structure in future periods.

         On January 14, 2002, Moody's Investors Service reduced our long- and short-term senior unsecured credit ratings from Baa2 to Baa3 and Prime-2 to Prime-3, respectively. On February 14, 2002, Moody's reduced our long- and short-term senior unsecured credit ratings from Baa3 to Ba2 and from Prime-3 to Not Prime, respectively, with a negative outlook on our long-term ratings, and Standard & Poor's Rating Service reduced our long- and short-term credit ratings from BBB+ to BB+ and from A-2 to B, respectively, with a stable outlook on our long-term ratings. On February 27, 2002, Moody's reduced our long-term senior unsecured credit ratings from Ba2 to Ba3 and stated that its outlook on our long-term ratings was stable. As a result of the recent downgrades in our long-term credit ratings, the interest rates payable by us on $700 million aggregate principal amount of our outstanding notes are subject to increase. Any further downgrades of our long-term credit ratings by these rating agencies would result in further increases in the interest rates payable by us on $700 million of our outstanding notes. As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to the commercial paper market. In addition, we expect both the recent, and any future, lowering of the ratings on our debt to result in reduced access to the capital markets and higher interest costs on future financings.

         We are planning certain system changes that may disrupt our supply chain.

         Our success depends on our ability to continue sourcing merchandise efficiently. We continue to evaluate making modifications to our information technology systems supporting the product pipeline, including merchandise planning, forecasting, and purchase order, inventory and price management. Modifications may involve replacing legacy systems with successor systems. We are aware of inherent risks associated with replacing these core systems, including supply chain disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation. The launch of these successor systems will take place in a phased approach over an approximate five-year period. There can be no assurances that we will successfully launch these new systems or that they will occur without supply chain disruptions. Any resulting supply chain disruptions could have a material adverse effect on our operations.

Executive Officers of the Registrant
------------------------------------

         Donald G. Fisher is our Chairman. Millard S. Drexler is our President and Chief Executive Officer. John Lillie is our Vice Chairman. Donald G. Fisher, Millard S. Drexler and John Lillie are directors and the required information for each of them is set forth in the table located in the section entitled "Nominees for Election as Directors" of the 2002 Proxy Statement and is incorporated by reference herein. The following are also executive officers:

         Name, Age, Position and Principal Occupation During Past Five Years:

         Charles K. Crovitz, 48, Executive Vice President, Chief Supply Chain Officer since April 2000; Executive Vice President, Supply Chain and Technology from September 1998 to April 2000; Senior Vice President of Strategy, Logistics and Information Systems from March 1998 to September 1998; Senior Vice President of Strategic Planning and Business Development from 1993 to March 1998. Joined in 1993.

         Anne B. Gust, 44, Executive Vice President, Chief Administrative Officer since April 2000; Executive Vice President, Human Resources, Legal, Global Compliance and Corporate Administration from May 1999 to April 2000; Executive Vice President, Human Resources, Legal and Corporate Administration from September 1998 to May 1999; Senior Vice President and General Counsel from April 1994 to September 1998; Vice President and General Counsel from 1993 to 1994. Joined in 1991.

         Heidi Kunz, 47, Executive Vice President and Chief Financial Officer since August 1999. Executive Vice President and Chief Financial Officer of ITT Industries from 1995 to 1999. Joined in 1999.

         Jenny Ming, 46, President, Old Navy Brand since 1998; Executive Vice President, Merchandising, Old Navy Brand from 1996 to 1998; Senior Vice President, Merchandising, Old Navy Brand from 1993 to 1996. Joined in 1986.

Item 2 - Properties

         We operate stores in the United States, Canada, the United Kingdom, France, Germany and Japan. The stores operated as of February 2, 2002 aggregated approximately 36.3 million square feet. We lease most of our store premises. Terms generally range from five to 15 years with one or two five-year renewal options. Most leases provide for additional rent based on a percentage of store sales above a certain level in addition to or in lieu of minimum rentals, as well as for the payment of certain other expenses. Some leases contain cancellation clauses in our favor if specified sales levels are not achieved.

         We currently lease our domestic and international regional offices and part of our headquarters office space, including approximately 495,000 square feet in buildings in San Francisco, California, approximately 265,000 square feet in buildings in San Bruno, California (near the San Francisco Airport), and approximately 350,000 square feet in buildings in New York City. We also have leased an additional office building of approximately 285,000 square feet in San Francisco which is currently under construction and scheduled to be delivered in mid 2002. In San Francisco and San Bruno, we currently have excess office capacity, and are attempting to sublease approximately 565,000 square feet of space on the office sublease market. We also lease approximately 115,000 square feet in Albuquerque, New Mexico that houses our corporate shared services center, as well as approximately 40,000 square feet of office space in Rocklin, California (near Sacramento).

         We also lease certain other distribution facilities. Our Eastern Distribution Center/Kentucky Distribution Center complex (EDC/KDC) in Erlanger, Kentucky (near Cincinnati) consists of approximately 725,000 square feet and will be closed in late 2002. Nearby Northern Kentucky facilities include three additional facilities for distribution purposes totaling approximately 1,365,000 square feet. The warehouse/call center consists of approximately 270,000 square feet in Grove City, Ohio (near Columbus) and approximately 425,000 square feet in Groveport, Ohio, both of which service our catalog and online businesses. Our Japan Distribution Center (JDC), approximately 130,000 square feet, in Funabashi City, Chiba, Japan is provided and operated as a component of a distribution agreement with a third-party logistics provider. Our approximately 134,000 square foot warehouse in Basildon, England, will be closed in early 2002.

         We own an approximately 160,000 square foot office building and an approximately 540,000 square foot office building in San Francisco. We own office buildings in San Bruno of approximately 190,000 and 270,000 square feet and nearby land which potentially could accommodate an additional building of up to 290,000 square feet, and also own a computer facility of approximately 40,000 square feet in Rocklin, California.

         We own distribution facilities in the following locations:

Location                          Total Square Footage (Approximate)
--------------------------------------------------------------------------------
Fresno, California                1,810,000 square feet
--------------------------------------------------------------------------------
Ventura, California               230,000 square feet (Closing early 2002
                                  and being marketed for sale)
--------------------------------------------------------------------------------
Edgewood, Maryland                600,000 square feet
--------------------------------------------------------------------------------
Fishkill, New York                2,250,000 square feet
--------------------------------------------------------------------------------
Groveport, Ohio                   830,000 square feet (Not yet commissioned)
--------------------------------------------------------------------------------
Gallatin, Tennessee               2,260,000 square feet
--------------------------------------------------------------------------------
Rugby, England                    665,000 square feet
--------------------------------------------------------------------------------
Roosendaal, The Netherlands       130,000 square feet (Closing mid 2002 and
                                  being marketed for sale).
--------------------------------------------------------------------------------
Brampton, Ontario, Canada         1,075,000 square feet

The sites in Fresno, California; Edgewood, Maryland; Fishkill, New York; and Brampton, Ontario have additional land available for expansion or for additional facilities.

         In fiscal 2001 we recorded certain charges relating to certain facilities. See Note J to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 - Financial Statements and Supplementary Data.

Item 3 - Legal Proceedings

         In 1999, we were named as a defendant in two lawsuits relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in California Superior Court in San Francisco by the Union of Needletrades Industrial and Textile Employees, AFL-CIO; Global Exchange; Sweatshop Watch; and Asian Law Caucus against the Company and 17 other parties. The plaintiffs allege violations of California's unlawful, fraudulent and unfair business practices and untrue and misleading advertising statutes in connection with labeling of product and labor practices regarding workers of factories that make product for us in Saipan. The plaintiffs seek injunctive relief, restitution, disgorgement of profits and other damages. Trial has not been set in the state case. On October 31, 2001, we filed a motion for summary judgment, or in the alternative, for summary adjudication. The hearing date for the motion originally set for March 1, 2002, has been continued by the Court to a date yet to be determined.

         A second complaint was filed on January 13, 1999, in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 27 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that we (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999, the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. On March 23, 2001, the Ninth Circuit Court of Appeals denied plaintiffs' writ of mandamus requesting that the action either be transferred back to the District Court in Hawaii or to the Central District of California. On October 29, 2001, the District Court of the Mariana Islands issued an order granting in part and denying in part the motion to dismiss. On December 17, 2001, plaintiffs filed a Second Amended Complaint. On January 14, 2002, defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2002 the Court heard the defendants' motion to dismiss the Second Amended Complaint. On February 14, 2002, the Court heard plaintiffs' motion for class certification and motion for preliminary settlement approval. No decisions have been rendered on these motions.

         We also are a party to routine litigation incident to our business. Some of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II
                                     -------

Item 5 - Market For Registrant's Common Equity and Related Stockholder Matters

         The information required by this item is incorporated herein by reference to page 45 of the 2001 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 6 - Selected Financial Data

     The information required by this item is incorporated herein by reference to pages 14 through 15 of the 2001 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated herein by reference to pages 16 through 23 of the 2001 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is incorporated herein by reference to pages 24 through 25 of the 2001 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

     The information required by this item is incorporated herein by reference to pages 27 through 44 of the 2001 Annual Report to Shareholders included as
Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.


                                    PART III
                                    --------

Item 10 - Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to the section entitled "Nominees for Election as Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement. See also
Item 1 above in the section entitled "Executive Officers of the Registrant."

Item 11 - Executive Compensation

     The information required by this item is incorporated herein by reference to the sections entitled "Compensation of Directors," "Summary of Executive Compensation," "Stock Options," and "Compensation Committee Interlocks and Insider Participation" in the 2002 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated herein by reference to the section entitled "Beneficial Ownership of Shares" in the 2002 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the section entitled "Other Reportable Transactions" in the 2002
Proxy Statement.


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

               (1)  Financial Statements
                    --------------------

                    (i) Independent Auditors' Report. Incorporated by reference to page 26 of the 2001 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

                    (ii) The consolidated balance sheets as of February 2,
                         2002 and February 3, 2001 and the related consolidated statements of operations, shareholders' equity, cash flows, and notes thereto for each of the three fiscal years in the period ended February 2, 2002 are incorporated by reference to pages 27 through 44 of the 2001 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

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

         (b) We filed two reports on Form 8-K for the quarter ended February 2, 2002. The first report on Form 8-K was filed on November 8, 2001 announcing our intent to sell certain senior unsecured notes. The second report on Form 8-K was filed on November 19, 2001 announcing our agreement to sell certain senior unsecured notes pursuant to a private placement under Rule 144A and Regulation S.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE GAP, INC.



Date:  April 2, 2002                By /s/ MILLARD S. DREXLER
                                      -----------------------
                                    Millard S. Drexler,
                                    Chief Executive Officer
                                   (Principal Executive Officer)


Date:  April 2, 2002                By /s/ HEIDI KUNZ
                                       --------------
                                    Heidi Kunz,
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 2, 2002                By      /s/ ADRIAN D.P. BELLAMY
                                            -----------------------
                                            Adrian D. P. Bellamy, Director



Date:  April 2, 2002                By      /s/ MILLARD S. DREXLER
                                            ----------------------
                                            Millard S. Drexler, Director


Date:  April 2, 2002                By      /s/ DONALD G. FISHER
                                            --------------------
                                            Donald G. Fisher, Director


Date:  April 2, 2002                By      /s/ DORIS F. FISHER
                                            -------------------
                                            Doris F. Fisher, Director


Date:  April 2, 2002                By      /s/ ROBERT J. FISHER
                                            --------------------
                                            Robert J. Fisher, Director

         SIGNATURES (con't.)
         -------------------



Date:  April 2, 2002                By    /s/ GLENDA A. HATCHETT
                                          ----------------------
                                          Glenda A. Hatchett, Director


Date:  April 2, 2002                By    /s/ Steven P. Jobs
                                          ------------------
                                          Steven P. Jobs, Director



Date:  April 2, 2002                By    /s/ JOHN M. LILLIE
                                          ------------------
                                          John M. Lillie, Director


Date:  April 2, 2002                By    /s/ ARUN SARIN
                                          --------------
                                          Arun Sarin, Director


Date:  April 2, 2002                By    /s/ CHARLES R. SCHWAB
                                          ---------------------
                                          Charles R. Schwab, Director


Date:  April 2, 2002                By    /s/ MAYO A. SHATTUCK III
                                          ------------------------
                                          Mayo A. Shattuck III, Director

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

4.1 Indenture, dated September 1, 1997, between the Registrant and Harris Trust Company of California filed as Exhibit 4 to Registrant's Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562

4.2 Indenture, dated November 21, 2001, between the Registrant and The Bank of New York

10.1 Amended and Restated Credit Agreement, dated as of June 27, 2000 among the Registrant, Citicorp USA, Inc., Bank of America, N.A., The Hong Kong and Shanghai Bank Corporation Limited, Morgan Guaranty Trust Company of New York, The Sumitomo Bank Limited, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Societe Generale, The Fuji Bank, Limited, ABN AMRO Bank N.V., The Bank of New York, Bank One, NA f/k/a The National Bank of Chicago, U.S. Bank National Association, Fleet National Bank, and Wells Fargo Bank, National Association filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.2 Third Amended and Restated Credit Agreement, dated as of June 26, 2001 among the Registrant, Banana Republic, Inc., Old Navy Inc., Banana Republic (Canada) Inc., Old Navy (Canada) Inc., Gap (Canada) Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap International B.V., GPS Consumer Direct, Inc., Citicorp USA, Inc., Salomon Smith Barney, Inc., Bank of America, N.A., HSBC Bank USA, ABN AMRO Bank N.V., The Chase Manhattan Bank, Banca Nazionale Del Lavoro S.p.A. New York Branch, Societe Generale, Sumitomo Mitsui Banking Corporation, Bank One, NA (Main Office Chicago), Fleet National Bank, Wells Fargo, National Association, The Bank of New York, The Fuji Bank, Limited, US Bank National Association, Bank of Nova Scotia, and

         Citibank, N.A. filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 4, 2001, Commission File No. 1-7562

10.3 Credit Agreement, dated as of March 7, 2002, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Salomon Smith Barney Inc., ("SSB") and Banc of America Securities, LLC ("BAS") as Joint Book Managers, BAS, HSBC Bank USA and JP Morgan Securities, Inc. ("JPM") as Co-Syndication Agents, ABN AMRO Bank N.V. as Documentation Agent, SSB, BAS, and JPM as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 99.1 to Registrant's Form 8-K, dated March 21, 2002, Commission File No. 1-7562

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


10.4 1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 33-54690

10.5 Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 33-54686

10.6     Description of Management Incentive Cash Award Plan, filed as Exhibit
         10.34 to Registrant's Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562

10.7 Executive Management Incentive Cash Award Plan (January 25, 2000 Amendment and Restatement), filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 5, 2000, Commission File No. 1-7562

10.8 Executive Management Incentive Cash Award Plan (January 28, 2002 Amendment and Restatement)

10.9     The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit
         10.3 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562

10.10 1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.11 Amendment Number 1 to the Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.12 Amendment Number 2 to the Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant's Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.13 Amendment Number 3 to the Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.14 Amendment Number 4 to the Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.15 Amendment Number 5 to the Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to the Registrant's Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.16 Amendment Number 6 to the Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.17 Form of Nonqualified Stock Option Agreement for employees under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.18 Form of Nonqualified Stock Option Agreement for directors under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.19 Form of Restricted Stock Agreement under Registrant's 1996 Stock Option and Award Plan filed, as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.20 Form of Restricted Stock Agreement effective February 2, 2002 under Registrant's 1996 Stock Option and Award Plan

10.21 Form of Nonqualified Stock Option Agreement for consultants under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.22 Form of Nonqualified Stock Option Agreement for employees in France under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit
         10.5 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.23 Form of Nonqualified Stock Option Agreement for international employees under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit
         10.6 to

         Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.24 Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit
         10.7 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.25 Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.26 Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.27 Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement), filed as Exhibit B to the Registrant's definitive proxy statement for its annual meeting of stockholders held on May 4, 1999, Commission File No. 1-7562

10.28 Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement, as amended March 28, 2000), filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended January 29, 2000, Commission File No. 1-7562

10.29 Relocation Loan Plan, filed as Exhibit A to Registrant's definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562

10.30 Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as
         Exhibit 10.34 to Registrant's Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562

10.31    Non-Employee Director Retirement Plan, dated October 27, 1992, filed as
         Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

10.32    Statement Regarding Non-Employee Director Retirement Plan, filed as
         Exhibit 10.25 to Registrant's Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.33 Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265

10.34 Amendment Number 1 to the Registrant's Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.35 Amendment Number 2 to the Registrant's Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.36 Amendment Number 3 to the Registrant's Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.37 Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.38 Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant's Registration Statement on Form S-8, Commission File No. 333-36265

10.39 Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant's Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.40 Income continuation protection arrangement, dated December 21, 1998, between Registrant and John B. Wilson, filed as Exhibit 10.33 to Registrant's Form 10-K for the year ended January 30, 1999, Commission File No. 1-7562

10.41 Employment arrangement, dated July 6, 1999, between Registrant and Heidi Kunz, filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-Q for the quarter ended July 31, 1999, Commission File No. 1-7562

10.42 Consulting Agreement, dated December 7, 2000, between Registrant and John M. Lillie, filed as Exhibit 10.35 to Registrant's Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.43 Termination of Consulting Agreement, dated January 24, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.37 to Registrant's Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.44 Non-qualified Stock Option Agreement, dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.36 to Registrant's Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.45 Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.46 Form of Nonqualified Stock Option Agreement under Registrant's 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.47 Amendment to the Nonqualified Stock Option Agreements, dated April 3, 2001, between Registrant and Brooks Walker, Jr., filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

13 Portions of Registrant's annual report to security holders for the fiscal year ended February 2, 2002

21       Subsidiaries of Registrant

23       Consent of Deloitte & Touche LLP