Form 10-Q
period 2002-05-04
GAP INC
filed 2002-06-07
CIK 39911

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]         Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 4, 2002 or

[_]         Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ___________ to_____________

Commission File Number 1-7562

                                  THE GAP, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                             94-1697231
-----------------------                                 --------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                          Identification No.)

                                Two Folsom Street
                         San Francisco, California 94105
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 952-4400

                             _________________________

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value                 New York Stock Exchange, Inc.
      (Title of class)                           Pacific Exchange, Inc.
                                        (Name of each exchange where registered)

        Securities registered pursuant to Section 12(g) of the Act: None

                             _________________________

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

      Common Stock, $0.05 par value, 869,819,282 shares as of June 1, 2002
      --------------------------------------------------------------------

                                    GAP, INC.
                                    ---------

                               TABLE OF CONTENTS
                               -----------------

PART I     FINANCIAL INFORMATION                                                PAGE NUMBER
Item 1     Financial Statements

           Condensed Consolidated Balance Sheets                                      3
           May 4, 2002, February 2, 2002 and May 5, 2001

           Condensed Consolidated Statements of Earnings                              4
           Thirteen weeks ended May 4, 2002 and May 5, 2001

           Condensed Consolidated Statements of Cash Flows                            5
           Thirteen weeks ended May 4, 2002 and May 5, 2001

           Notes to Condensed Consolidated Financial Statements                       6

           Independent Accountants' Report                                           10

Item 2     Management's Discussion and Analysis of Financial Condition               11
           and Results of Operations

Item 3     Quantitative and Qualitative Disclosures about Market Risk                17

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                         17

Item 6     Exhibits and Reports on Form 8-K                                          18

                                    GAP INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

($000 except share and par value)                 May 4,    February 2,    May 5,
                                                   2002        2002         2001
                                              -----------  -----------  -----------
ASSETS

Current Assets:
Cash and equivalents                          $ 2,319,191  $ 1,035,749  $   663,089
Merchandise inventory                           1,686,424    1,677,116    2,048,822
Other current assets                              345,423      331,685      350,144
                                              -----------  -----------  -----------
     Total Current Assets                       4,351,038    3,044,550    3,062,055

Property and equipment, net                     4,096,600    4,161,290    4,120,883
Lease rights and other assets                     419,830      385,486      352,485
                                              -----------  -----------  -----------
     Total Assets                             $ 8,867,468  $ 7,591,326  $ 7,535,423
                                              ===========  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Notes payable                                 $         -  $    41,889  $   781,224
Current maturities of long-term debt                    -            -      250,000
Accounts payable                                  935,218    1,105,117      912,215
Accrued expenses and other current                793,092      827,119      697,507
liabilities
Income taxes payable                              120,813       82,108       18,050
                                              -----------  -----------  -----------
     Total Current Liabilities                  1,849,123    2,056,233    2,658,996

Long-Term Liabilities:
Long-term debt                                  3,355,337    1,961,397    1,270,289
Deferred lease credits and other liabilities      585,117      564,115      531,100
                                              -----------  -----------  -----------
     Total Long-Term Liabilities                3,940,454    2,525,512    1,801,389

Shareholders' Equity:
Common stock $.05 par value
     Authorized 2,300,000,000 shares;
     Issued 950,670,595; 948,597,949
     and 941,407,614 shares;
     Outstanding 867,808,385; 865,726,890
     and 856,199,748 shares                        47,534       47,430       47,070
Additional paid-in capital                        485,140      461,408      338,468
Retained earnings                               4,927,129    4,890,375    5,090,262
Accumulated other comprehensive losses            (55,055)     (61,824)     (32,332)
Deferred compensation                              (6,438)      (7,245)     (12,577)
Treasury stock, at cost                        (2,320,419)  (2,320,563)  (2,355,853)
                                              -----------  -----------  -----------
     Total Shareholders' Equity                 3,077,891    3,009,581    3,075,038
                                              -----------  -----------  -----------
Total Liabilities and Shareholders' Equity    $ 8,867,468  $ 7,591,326  $ 7,535,423
                                              ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                                    GAP INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                      Thirteen Weeks Ended
                                                ---------------------------------
($000 except share and per share amounts)
                                                  May 4, 2002        May 5, 2001
                                                ---------------     -------------
Net sales                                       $   2,890,840        $  3,179,656

Costs and expenses

     Cost of goods sold and occupancy expenses      2,011,762           2,054,482

     Operating expenses                               766,417             920,412

     Interest expense                                  48,117              24,038

     Interest income                                   (7,373)             (1,135)
                                                -------------        ------------
Earnings before income taxes                           71,917             181,859

Income taxes                                           35,239              66,379
                                                -------------        ------------
Net earnings                                    $      36,678        $    115,480
                                                =============        ============

Weighted average number of shares - basic         866,685,894         854,333,157

Weighted average number of shares - diluted       874,012,082         875,873,227

Earnings per share - basic                      $        0.04        $       0.14

Earnings per share - diluted                    $        0.04        $       0.13

Cash dividends paid per share                   $        0.02/(a)/   $       0.02/(b)/

See accompanying notes to condensed consolidated financial statements.

/(a)/ Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2001 but paid in first quarter of fiscal 2002.
/(b)/ Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2000 but paid in first quarter of fiscal 2001.

                                    GAP INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

($000)                                                                       Thirteen Weeks Ended
------                                                                  ------------------------------

                                                                           May 4, 2002    May 5, 2001
                                                                        ---------------  -------------
   Cash Flows from Operating Activities:
     Net earnings                                                          $    36,678    $   115,480
     Adjustments to reconcile net earnings to net cash
          provided by operating activities:
       Depreciation and amortization                                           187,884        196,148
       Tax benefit from exercise of stock options
          and vesting of restricted stock                                        6,331         16,537
       Loss on disposal of property and equipment                                5,860          1,063
     Changes in operating assets and liabilities:
       Merchandise inventory                                                    (3,761)      (150,422)
       Other current assets                                                     (9,410)       (16,154)
       Accounts payable                                                       (172,443)      (154,359)
       Accrued expenses                                                        (30,967)        36,888
       Income taxes payable                                                     37,729          1,400
       Deferred lease credits and other liabilities                             15,486         20,529
                                                                           -----------    -----------

   Net cash provided by operating activities                                    73,387         67,110
                                                                           -----------    -----------
   Cash Flows from Investing Activities:
     Purchase of property and equipment                                        (96,880)      (312,194)
     Acquisition of lease rights and other assets                                 (322)        (4,958)
                                                                           -----------    -----------

   Net cash used for investing activities                                      (97,202)      (317,152)
                                                                           -----------    -----------
   Cash Flows from Financing Activities:
     Net increase (decrease) in notes payable                                  (41,942)         5,174
     Issuance of long-term debt                                              1,345,500        495,886
     Issuance of common stock                                                   16,629         23,155
     Cash dividends paid                                                       (19,226)       (18,950)
                                                                           -----------    -----------

   Net cash provided by financing activities                                 1,300,961        505,265
                                                                           -----------    -----------

   Effect of exchange rate fluctuations on cash                                  6,296           (928)
                                                                           -----------    -----------
   Net increase in cash and equivalents                                      1,283,442        254,295

   Cash and equivalents at beginning of period                               1,035,749        408,794
                                                                           -----------    -----------
   Cash and equivalents at end of period                                   $ 2,319,191    $   663,089
                                                                           ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                    GAP INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

The condensed consolidated balance sheets as of May 4, 2002 and May 5, 2001 and the interim condensed consolidated statements of earnings for the thirteen weeks ended May 4, 2002 and May 5, 2001 and cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001 have been prepared by the Company, without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows of the Company at May 4, 2002 and May 5, 2001, and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 2002.

The condensed consolidated balance sheet as of February 2, 2002 was derived from the Company's February 2, 2002 balance sheet included in the Company's 2001 Annual Report on Form 10-K.

The results of operations for the thirteen weeks ended May 4, 2002 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 2003.

2.   COMPREHENSIVE EARNINGS
     ----------------------

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen weeks ended May 4, 2002 and May 5, 2001 were as follows:

                                                Thirteen Weeks Ended
                                            ------------------------------
($000)                                      May 4, 2002        May 5, 2001
--------------------------------------------------------------------------
Net earnings                                $    36,678         $  115,480
Other comprehensive earnings (losses)             6,769            (12,159)
                                            ------------------------------

Comprehensive earnings                      $    43,447         $  103,321
                                            ==============================

3.   INTANGIBLE ASSETS
     -----------------

We adopted SFAS 142 "Goodwill and Other Intangible Assets" for the fiscal year beginning February 3, 2002. We concluded that our intangible assets have definite useful lives equivalent to their original useful lives. Intangible assets subject to amortization consist of temporary lease rights, which are amortized over the useful lives of the respective leases, not to exceed 20 years. The adoption of SFAS 142 did not have a significant impact on the financial statements. The gross carrying value and accumulated amortization of lease rights was $150 million and $52 million, respectively, as of May 4, 2002, $146 million and $49 million, respectively, as of February 2, 2002, and $148 million and $44 million, respectively, as of May 5, 2001.

Aggregate amortization of lease rights was $2.26 million and $2.28 million for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively. Amortization expense is expected to be $6.1 million through the remainder of 2002, $8.0 million in 2003, $7.6 million in 2004, $6.5 million in 2005, and $5.9 million in 2006.


4.   DEBT AND OTHER CREDIT ARRANGMENTS
     ---------------------------------

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received the net proceeds in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. We have an option to call the notes on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment in certain events, for a total of 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities are computed using the if-converted method.

In March 2002, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured 2-year credit facility (the "new Facility"). The new Facility will be used for general corporate purposes, primarily for trade letters of credit issuance. The new Facility contains financial and other covenants, including limitations on capital expenditures, liens, cash dividends and investments, and maintenance of certain financial ratios, including a fixed charge coverage ratio and an asset coverage ratio. Violation of these covenants could result in a default under the new Facility which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit or advances and to require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate the payment of such obligations.

As of May 4, 2002, we had $764 million in trade letters of credit issued under the new Facility.


5.   EARNINGS PER SHARE
     ------------------

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of the Company's potentially dilutive securities, which include certain stock options, unvested shares of restricted stock and convertible notes. The following summarizes the incremental shares from the potentially dilutive securities, calculated using the treasury stock method.

                                                       Thirteen Weeks Ended
                                                 -------------------------------
                                                 May 4, 2002         May 5, 2001
                                                 -------------------------------

Weighted-average number of shares - basic        866,685,894         854,333,157

Incremental shares resulting from:
   Stock options                                   7,326,188          21,406,811
   Restricted stock                                        -             133,259

                                                 -------------------------------

Weighted-average number of shares - diluted      874,012,082         875,873,227
                                                 ===============================

The calculation above excludes options to purchase 77,667,536 and 27,066,303 shares of common stock during the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively, and senior convertible notes which are convertible to

85,607,940 shares of common stock during the thirteen weeks ended May 4, 2002, because their inclusion would have an anti-dilutive effect on EPS.


6.   EXCESS FACILITIES, SEVERANCE AND SUBLEASE LOSS RESERVE
     ------------------------------------------------------

In 2001, we announced plans to close four distribution facilities in Ventura, California, Basildon, England, Erlanger, Kentucky and Roosendaal, Holland.

The closure of the Ventura and Basildon facilities were completed by the first quarter of fiscal 2002, and the Erlanger and Roosendaal facilities are expected to be closed by the third and second quarter of fiscal 2002, respectively. As of May 4, 2002 the Erlanger and Roosendaal facilities remained in operation. These closures will impact approximately 300 employees.

Remaining severance and outplacement costs relate to approximately 300 employees. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Remaining cash expenditures of $3.5 million associated with employee separations are expected to be paid by the third quarter of fiscal 2002.

Facilities-related charges associated with distribution center closures include costs associated with lease terminations, facilities restoration and equipment removal. Remaining cash expenditures of $5.7 million associated with facilities as of May 4, 2002 are expected to be paid by the third quarter of fiscal 2002.

The land and buildings of the distribution center in Ventura, California are classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". The total carrying value of the land and buildings as of May 4, 2002 was $8.7 million.

During 2001, we consolidated and downsized headquarters facilities in our San Francisco and San Bruno campuses as part of cost containment efforts. We recorded charges during fiscal 2001, which primarily related to the difference between our contract rent obligations and the rate at which we expect to be able to sublease the properties.

The remaining reserve balance related to the distribution center exit costs and sublease loss as of May 4, 2002 was as follows:

($000)                         Severance and   Facilities   Sublease Loss     Total
                               Outplacement      Charges       Reserve
------------------------------------------------------------------------------------
Balance at February 2, 2002    $       5,435   $    7,040   $      44,220   $ 56,695

Provisions                                 -            -               -          -

Payments/Deductions                   (1,931)      (1,350)         (1,670)    (4,951)
                               -----------------------------------------------------
Balance at May 4, 2002         $       3,504   $    5,690   $      42,550   $ 51,744
                               =====================================================

7.   INCOME TAXES
     ------------

The effective tax rate was 49 percent and 36.5 percent for the first quarter of fiscal 2002 and 2001, respectively. The increase in tax rate resulted primarily from the decline in earnings from historical levels. We expect the effective tax rate for fiscal 2002 to be sensitive to the level and mix of earnings.

Income tax payments for the full fiscal years 2001 and 2000 were approximately $151 million and $427 million, respectively.


8.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We adopted SFAS 142 for the fiscal year beginning February 3, 2002. The adoption of SFAS 142 did not have a significant impact on the financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the financial statements.


9.   SUBSEQUENT EVENTS
     -----------------

On May 9, 2002 and May 24, 2002, the outlook on our credit ratings was changed from stable to negative by Standard & Poor's and Moody's, respectively.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230
Tel: (415) 783 4000
Fax: (415) 783 4329
www.us.deloitte.com
                                                        Deloitte
                                                        & Touche


     INDEPENDENT ACCOUNTANTS' REPORT

     To the Board of Directors and Shareholders of The Gap, Inc.:

     We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 4, 2002 and May 5, 2001, and the related condensed consolidated statements of earnings and cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 2, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

     /s/ Deloitte & Touche LLP

     San Francisco, California
     May 15, 2002

                                    GAP INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The information below contains certain forward-looking statements which reflect the current view of Gap Inc. (the "Company,""we" and "our") with respect to future events and financial performance. Wherever used, the words "expect," "plan," "anticipate," "believe," "may" and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging domestic and international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where our goods are manufactured, and/or other factors that may be described in our Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

We suggest that this document be read in conjunction with the Management's Discussion and Analysis included in our Annual Report on Form 10-K for the year ended February 2, 2002.

We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Net Sales
--------------------------------------------------------------------------------
                                                       Thirteen Weeks Ended
                                                    --------------------------
                                                       May 4,         May 5,
                                                        2002           2001
--------------------------------------------------------------------------------
Net sales ($000)                                    $ 2,890,840    $ 3,179,656

Total net sales (decrease) increase percentage               (9)            16

Comparable store sales (decrease) percentage                (17)            (7)

Net sales per average square foot                   $        77    $        96

Square footage of gross store space -                    36,942         33,271
   at end of period (000)

Number of Store Concepts:
Beginning of Year                                         4,171          3,676
   New store concepts                                        71            195
   Expanded store concepts/(1)/                              16             55
   Closed store concepts                                    (14)           (21)
End of Period                                             4,228          3,850

--------------------------------------------------------------------------------
Number of Store Locations:
Beginning of Year                                         3,097          2,848
   New store locations                                       41            110
   Closed store locations                                   (13)           (11)
End of Period                                             3,125          2,947

--------------------------------------------------------------------------------

Store count and square footage at quarter end for fiscal 2002 and 2001 were as follows:

                                 May 4, 2002                            May 5, 2001
------------------------------------------------------------------------------------------------
                     Number of    Number of      Sq. Ft.     Number of   Number of      Sq. Ft.
                       Store        Store      (millions)      Store       Store      (millions)
                     Concepts     Locations                  Concepts    Locations

------------------------------------------------------------------------------------------------
Gap Domestic            2,309         1,489         13.2         2,143       1,475         12.4

Gap                       657           374          3.6           575         340          3.2
International/(2)/
Banana                    441           441          3.7           415         415          3.3
Republic/(3)/
Old Navy/(4)/             821           821         16.4           717         717         14.4
------------------------------------------------------------------------------------------------
Total                   4,228         3,125         36.9         3,850       2,947         33.3
------------------------------------------------------------------------------------------------

Since the beginning of fiscal 2000, Gap Brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. In the table above we present the number of store concepts and the number of locations.

/(1)/   Expanded stores do not change store count.
/(2)/   Includes store concepts and locations in the following countries:
          United Kingdom: 235 and 196 store concepts and 147 and 128 store locations in 2002 and 2001, respectively.
          Canada: 192 and 172 store concepts and 110 and 98 store locations in 2002 and 2001, respectively.
          Japan: 156 and 126 store concepts and 72 and 63 store locations in 2002 and 2001, respectively.
          France: 54 and 58 store concepts and 35 and 39 store locations in 2002 and 2001, respectively.
          Germany: 20 and 23 stores concepts and 10 and 12 store locations in 2002 and 2001, respectively.
/(3)/   Includes 16 and 13 stores in Canada in 2002 and 2001, respectively.
/(4)/   Includes 23 and 12 stores in Canada for 2002 and 2001 respectively.

Net sales for the first quarter of fiscal 2002 decreased $289 million compared to the same period last year. Comparable store sales declined $507 million offset by a $218 million increase in non-comparable store sales. The non-comparable store sales increase was primarily due to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. The effects of heavy promotional activity drove the decrease in comparable store sales for the first quarter.

Comparable store sales by division for the first quarter were as follows:

..  Gap Domestic reported negative 20% versus a negative 5% last year
.. Gap International reported negative 19% versus a negative 7% last year .. Banana Republic reported negative 9% versus a negative 8% last year
..  Old Navy reported negative 18% versus negative 9% last year

The decrease in net sales per average square foot for the first quarter was primarily attributable to negative comparable store sales.


Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased
5.0 percentage points in the first quarter of fiscal 2002 from the same period in fiscal 2001. Lower merchandise margin and higher occupancy expenses of 2.6 and 2.4 percentage points drove the increase.

The decline in merchandise margin was primarily a result of heavier markdown selling and lower markdown margins.

The increase in occupancy expenses as a percentage of net sales for the first quarter was due to loss of sales leverage.


Operating Expenses

Operating expenses as a percentage of net sales decreased 2.4 percentage points for the first quarter of fiscal 2002 from the same period in fiscal 2001. The decrease in operating expenses as a percentage of net sales was attributable to timing or unusual items in the first quarter of fiscal 2001 and 2002 and cost reductions from expense management programs established at the end of the first quarter of fiscal 2001, which accounted for a total 5.5 percentage points decrease, partially offset by a 3.1 percentage points increase in operating expenses as a percentage of net sales due to loss of sales leverage. The timing or unusual items in the first quarter of fiscal 2001 and 2002 accounted for a
3.2 percentage points decrease in operating expenses as percentage of net sales, and included reserves for excess corporate office space in fiscal 2001, a shift in the timing of advertising from first quarter to second quarter this year, and lower bonus provisions in the first quarter of fiscal 2002. The cost reductions from expense management programs established at the end of the first quarter of 2001 accounted for a 2.3 percentage points decrease.

Interest Expense

The increase in interest expense in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 was primarily due to an increase in long-term borrowing and higher interest rates on new debt issuance, partially offset by lower average short-term borrowings.

Interest Income

The increase in interest income in the first quarter of fiscal 2002 as compared to the same period in fiscal 2001 was primarily due to increases in average cash available for investment offset by lower average investment rates.

Income Taxes

The effective tax rate was 49 percent and 36.5 percent for the first quarter of fiscal 2002 and 2001, respectively. The increase in tax rate resulted primarily from the decline in earnings from historical levels. We expect the effective tax rate for fiscal 2002 to be sensitive to the level and mix of earnings.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

--------------------------------------------------------------------------------
                                                        Thirteen Weeks Ended
                                                   -----------------------------
                                                   May 4, 2002       May 5, 2001
--------------------------------------------------------------------------------
Cash provided by operating activities ($000)       $   73,387         $ 67,110

Working capital ($000)                             $2,501,915         $403,059

Current ratio                                          2.35:1           1.15:1
--------------------------------------------------------------------------------

For the thirteen weeks ended May 4, 2002, the increase in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to a decrease in the growth of merchandise inventory and changes in other operating assets and liabilities which were primarily driven by timing of certain payments. This increase was partially offset by a decrease in net earnings. The increase in working capital and the current ratio was primarily driven by an increase in cash due to the issuance of $1.38 billion senior convertible notes, and a decrease in short-term borrowings and current maturities of long-term debt.

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations as well as long-term financing arrangements. The Company's business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

In March 2002, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured 2-year credit facility (the "new Facility"). The new Facility will be used for general corporate purposes, primarily for trade letters of credit issuance. The fees related to the new Facility will fluctuate based on our senior unsecured credit ratings.

The new Facility contains financial and other covenants, including limitations on capital expenditures, liens, cash dividends, and investments, and maintenance of certain financial ratios, including a fixed-charge coverage ratio and an asset coverage ratio. Violation of these covenants could result in a default under the new Facility which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit or advances and to require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate the payment of such obligations.

As of May 4, 2002, we had $764 million in trade letters of credit issued under the new Facility.

We also have standby letters of credit, surety bonds and guarantees outstanding at May 4, 2002, amounting to $29 million, $19.3 million and $6.3 million, respectively.

On February 14, 2002, Moody's reduced our long and short-term senior unsecured credit ratings from Baa3 to Ba2 and from Prime-3 to Not Prime, respectively, with a negative outlook on our long-term ratings, and Standard & Poor's reduced our long and short-term credit ratings from BBB+ to BB+ and from A-2 to B, respectively, with a stable outlook on our long-term ratings. On February 27, 2002 Moody's reduced our long-term senior unsecured credit ratings from Ba2 to Ba3 and stated that its outlook on our long-term ratings was stable. In April 2002, Standard & Poor's assigned a BBB- rating to our new Facility. On May 9, 2002 and May 24, 2002, the outlook on our credit ratings was changed from stable to negative by Standard & Poor's and Moody's, respectively. As a result of the recent downgrades in or long-term credit ratings, the interest rates payable by us on $700 million of our outstanding notes are subject to increase by 175 basis points, effective June 15, 2002, to 9.90 percent per annum on the 2005 notes and
10.55 percent per annum on the 2008 notes. Any further downgrades of our long-term credit ratings by these rating agencies would result in further increases in the interest rates payable by us on the notes. As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to the commercial paper market. In addition, we expect both the recent, and any future, lowering of the ratings on our debt to result in reduced access to the capital markets and higher interest costs on future financings.

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received the net proceeds in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. We have an option to call the notes on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment in certain events, for a total of 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities are computed using the if-converted method.

For the thirteen weeks ended May 4, 2002, capital expenditures, net of tenant allowance for construction and lease incentives, totaled approximately $91 million. The majority of these expenditures were used for expansion of the store base and information technology. During the first quarter of 2002, we increased retail square footage by 2% and ended the quarter with 4,228 store concepts which equates to 3,125 store locations.

Rent expense for all operating leases was $241 million and $231 million, for the thirteen weeks ended May 4, 2002 and May 5, 2001 respectively.

For the year, we continue to expect net square footage growth to be around 3% with about 75% of the growth occurring in the first and second quarters. New store concept openings remains approximately 170 to 190, which equates to 100 to 120 store locations. We anticipate store closures to be about the same as the 92 store concepts (51 store locations) we closed in 2001.

Our store growth plans for fiscal 2002 is as follows:

                                  Fiscal 2002

--------------------------------------------------------------------------------
                         Number of Store   Number of Store    Net Sq. Ft. Range*
                            Concepts          Locations
--------------------------------------------------------------------------------
Gap Domestic                       70-75             20-25                  1-3%
Gap International                  30-35             10-15                  1-3%
Banana Republic                    15-20             15-20                  3-5%
Old Navy                           55-60             55-60                  4-6%
--------------------------------------------------------------------------------
Total                            170-190           100-120              About 3%
================================================================================

*Net of store closures.

Since the beginning of fiscal 2000, Gap Brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. In the table above we present the number of store concepts and the number of store locations.


NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for all fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We adopted SFAS 142 for the fiscal year beginning February 3, 2002. The adoption of SFAS 142 did not have a significant impact on the financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the financial statements.


RISKS OF MANAGEMENT SUCCESSION

On May 21, 2002, we announced that Millard S. Drexler, our Chief Executive Officer since 1995 and President since 1987, plans to retire as soon as our Board of Directors appoints his successor. We cannot provide assurance as to when Mr. Drexler's successor will join us or that there will not be disruptions arising from the transition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------------------------------------------------------------------

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations as well as a portion of our Euro-denominated sales through the use of foreign exchange forward contracts to minimize this risk. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan.

The outstanding mark-to-market net liability for all derivatives reflected in the condensed consolidated balance sheet as of May 4, 2002, was $17.9 million.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on $700 million of our outstanding notes, which are subject to change based on our long-term credit ratings. The interest rates on our cash and equivalents could fluctuate in line with short-term interest rates.

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received the net proceeds in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. These debt securities are recorded in the balance sheet at their issuance amount net of unamortized discount.

The market risk of the Company's financial instruments as of May 4, 2002 has not significantly changed since February 2, 2002. The market risk profile of the Company on February 2, 2002 is disclosed on the Company's 2001 Annual Report on Form 10-K.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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

On May 10, 2002, the Court granted in part and denied in part the defendants' motion to dismiss the Second Amended Complaint, giving plaintiffs leave to amend some of the dismissed claims. Also on May 10, 2002, the Court granted plaintiffs' motions for class certification and for preliminary settlement approval.

     The Company continues to defend itself in both lawsuits and believes the claims against the Company are without merit.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         a) Exhibits

                (10.1) Credit Agreement, dated as of March 7, 2002, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Salomon Smith Barney Inc., ("SSB") and Banc of America Securities, LLC ("BAS") as Joint Book Managers, BAS, HSBC Bank USA and JP Morgan Securities, Inc. ("JPM") as Co-Syndication Agents, ABN AMRO Bank N.V. as Documentation Agent, SSB, BAS, and JPM as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent for the Lenders and the Issuing Banks thereunder, filed as
                          Exhibit 99.1 to Registrant's Form 8-K, dated March 21, 2002, Commission File No. 1-7562

                (10.2) Indenture, dated March 5, 2002, between the Registrant and The Bank of New York filed as Exhibit 4.1 to Registrant's Form S-3, dated May 2, 2002, Commission File No. 333-87442

                (15)      Letter re: Unaudited Interim Financial Information

         b) Reports on Form 8-K

                We filed the following reports on Form 8-K during the three months ended May 4, 2002:

                                    1. On February 26, 2002 we announced our
                     intent to offer $1,000,000,000 in principal amount of convertible notes of the Company pursuant to a private placement under rule 144A and Regulation S, filed on Form 8-K on February 27, 2002;

                                    2. On February 27, 2002 we announced our
                     agreement to sell $1,200,000,000 aggregate principal amount of 5.75% convertible notes due March 2009 of the Company pursuant to a private placement under Rule 144A and Regulation S, filed on Form 8-K on February 28, 2002;

                                    3. On March 7, 2002 we announced the closing
                     of the sale of $1,200,000,000 aggregate principal amount of 5.75% convertible notes due March 2009 of the Company, filed on Form 8-K on March 7, 2002;

                                    4. On March 8, 2002 we announced the closing
                     of an additional $180,000,000 aggregate principal amount of 5.75% convertible notes due March 2009 of the Company, filed on Form 8-K on March 11, 2002; and

                                    5. On March 22, 2002, we filed a report on
                     Form 8-K attaching as an exhibit the Company's 2-year $1,400,000,000 secured credit facility dated March 7, 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE GAP, INC.



Date: June 7, 2002                              By /s/ Heidi Kunz
                                                   --------------
                                                Heidi Kunz
                                                Chief Financial Officer
                                                (Principal financial officer of
                                                the registrant)




Date: June 7, 2002                              By /s/ Millard S. Drexler
                                                   ----------------------
                                                Millard S. Drexler
                                                President and Chief Executive
                                                Officer

                                  EXHIBIT INDEX

(10.1) Credit Agreement, dated as of March 7, 2002, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Salomon Smith Barney Inc., ("SSB") and Banc of America Securities, LLC ("BAS") as Joint Book Managers, BAS, HSBC Bank USA and JP Morgan Securities, Inc. ("JPM") as Co-Syndication Agents, ABN AMRO Bank N.V. as Documentation Agent, SSB, BAS, and JPM as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 99.1 to Registrant's Form 8-K, dated March 21, 2002, Commission File No. 1-7562

(10.2) Indenture, dated March 5, 2002, between the Registrant and The Bank of New York filed as Exhibit 4.1 to Registrant's Form S-3, dated May 2, 2002, Commission File No. 333-87442


(15)     Letter re: Unaudited Interim Financial Information