Form 10-Q
period 2002-08-03
GAP INC
filed 2002-09-12
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-7562

THE GAP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street
San Francisco, California 94105
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 952-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.
(Title of class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 870,460,193 shares as of September 6, 2002

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 3,	February 2,	August 4,
($000 except share and par value)	2002	2002	2001
ASSETS
Current Assets:
Cash and equivalents	$2,386,829	$1,035,749	$722,952
Merchandise inventory	1,853,726	1,677,116	2,149,223
Other current assets	342,658	331,685	396,371

Total Current Assets	4,583,213	3,044,550	3,268,546
Property and equipment, net	4,007,674	4,161,290	4,221,567
Lease rights and other assets	406,727	385,486	358,484

Total Assets	$8,997,614	$7,591,326	$7,848,597

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	—	$41,889	$691,670
Current maturities of long-term debt	500,000	—	250,000
Accounts payable	882,086	1,105,117	1,081,819
Accrued expenses and other current liabilities	877,730	827,119	763,625
Income taxes payable	137,471	82,108	—

Total Current Liabilities	2,397,287	2,056,233	2,787,114
Long-Term Liabilities:
Long-term debt	2,873,132	1,961,397	1,268,036
Deferred lease credits and other liabilities	563,570	564,115	544,618

Total Long-Term Liabilities	3,436,702	2,525,512	1,812,654

Shareholders’ Equity:
Common stock $.05 par value Authorized 2,300,000,000 shares; Issued 952,032,089; 948,597,949 and 945,896,525 shares; Outstanding 870,401,079; 865,726,890 and 861,650,291 shares	47,602	47,430	47,294
Additional paid-in capital	495,086	461,408	432,411
Retained earnings	4,964,519	4,890,375	5,160,981
Accumulated other comprehensive losses	(36,391)	(61,824)	(39,820)
Deferred compensation	(5,322)	(7,245)	(11,054)
Treasury stock, at cost	(2,301,869)	(2,320,563)	(2,340,983)

Total Shareholders’ Equity	3,163,625	3,009,581	3,248,829

Total Liabilities and Shareholders’ Equity	$8,997,614	$7,591,326	$7,848,597

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($000 except share and per share amounts)	August 3, 2002	August 4, 2001	August 3, 2002		August 4, 2001
Net sales	$3,268,309	$3,245,219	$6,159,149		$6,424,875
Costs and expenses
Cost of goods sold and occupancy expenses	2,177,774	2,204,137	4,189,536		4,258,619
Operating expenses	922,080	872,772	1,688,497		1,793,184
Interest expense	66,964	28,863	115,081		52,901
Interest income	(9,843)	(1,893)	(17,216)		(3,028)

Earnings before income taxes	111,334	141,340	183,251		323,199
Income taxes	54,554	51,589	89,793		117,968

Net earnings	$56,780	$89,751	$93,458		$205,231

Weighted average number of shares—basic	869,518,765	859,671,047	868,102,226		857,002,238
Weighted average number of shares—diluted	876,609,916	883,662,826	875,306,720		879,933,693
Earnings per share—basic	$0.07	$0.10	$0.11		$0.24
Earnings per share—diluted	$0.06	$0.10	$0.11		$0.23
Cash dividends per share	$0.02	$0.02	$0.04	(a)	$0.04	(b)

See accompanying notes to condensed consolidated financial statements.
(a)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2001 but paid in first quarter of fiscal 2002.
(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2000 but paid in first quarter of fiscal 2001.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
($000)	August 3, 2002	August 4, 2001
Cash Flows from Operating Activities:
Net earnings	$93,458	$205,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	389,082	382,383
Loss on disposal of property and equipment	11,471	6,003
Tax benefit from exercise of stock options and vesting of restricted stock	7,858	48,469
Changes in operating assets and liabilities:
Merchandise inventory	(164,667)	(252,042)
Other current assets	6,963	(70,051)
Accounts payable	(229,153)	18,211
Accrued expenses	45,436	102,952
Income taxes payable	52,951	(17,824)
Deferred lease credits and other liabilities	(3,446)	25,337

Net cash provided by operating activities	209,953	448,669

Cash Flows from Investing Activities:
Purchase of property and equipment	(184,452)	(594,392)
Acquisition of lease rights and other assets	1,638	(4,995)

Net cash used for investing activities	(182,814)	(599,387)

Cash Flows from Financing Activities:
Net (decrease) in notes payable	(41,942)	(86,087)
Issuance of long-term debt	1,345,500	495,886
Issuance of common stock	43,330	99,278
Cash dividends paid	(38,533)	(38,029)

Net cash provided by financing activities	1,308,355	471,048

Effect of exchange rate fluctuations on cash	15,586	(6,172)

Net increase in cash and equivalents	1,351,080	314,158
Cash and equivalents at beginning of period	1,035,749	408,794

Cash and equivalents at end of period	$2,386,829	$722,952

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 3, 2002 and August 4, 2001 and the interim condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 and cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001 have been prepared by The Gap, Inc. (the “Company”, “we” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at August 3, 2002 and August 4, 2001, and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2002.

Certain amounts from the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

The condensed consolidated balance sheet as of February 2, 2002 was derived from our February 2, 2002 balance sheet included in our 2001 Annual Report on Form 10-K.

The results of operations for the twenty-six weeks ended August 3, 2002 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 2003.

2.    COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($000)	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net earnings	$56,780	$89,751	$93,458	$205,231
Other comprehensive earnings (losses)	18,664	(7,488)	25,433	(19,647)

Comprehensive earnings	$75,444	$82,263	$118,891	$185,584

3.    DEBT AND OTHER CREDIT ARRANGEMENTS

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received net proceeds of $1.35 billion in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. We have an option to call the notes on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment upon certain events, for an initial total of 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities are computed using the if-converted method.

In March 2002, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured two-year credit facility (the “new Facility”). The new Facility is being used for general corporate purposes, primarily as back up for our trade letters of credit issuance. The new Facility contains financial and other covenants, including limitations on capital expenditures, liens, cash dividends and maintenance of certain financial ratios, including a fixed charge coverage ratio and an asset coverage ratio. Violation of these covenants could result in a default under the new Facility which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit or advances and require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate the payment of such obligations.

As of August 3, 2002, we had $965 million in trade letters of credit issued under the new Facility.

4.    EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of the Company’s potentially dilutive securities, which include certain stock options and unvested shares of restricted stock, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method. The following summarizes the incremental shares from the potentially dilutive securities:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Weighted-average number of shares—basic	869,518,765	859,671,047	868,102,226	857,002,238
Incremental shares resulting from:
Stock options	7,091,151	23,937,596	7,204,494	22,801,584
Restricted stock	—	54,183	—	129,871

Weighted-average number of shares—diluted	876,609,916	883,662,826	875,306,720	879,933,693

The calculation above excludes stock options to purchase 76,128,495 and 76,889,619 shares of common stock during the thirteen and twenty-six weeks ended August 3, 2002, respectively, and 21,401,588 and 23,003,521 shares of unvested restricted stock during the thirteen and twenty-six weeks ended August 4, 2001, respectively. The calculation above also excludes senior convertible notes which are convertible to 85,607,940 shares of common stock during the thirteen and twenty-six weeks ended August 3, 2002, because their inclusion would have an anti-dilutive effect on earnings per share.

5.    EXCESS FACILITIES, SEVERANCE AND SUBLEASE LOSS RESERVE

In 2001, we announced plans to close four distribution facilities in Ventura, California, Basildon, England, Erlanger, Kentucky and Roosendaal, Holland. The closure of the Ventura and Basildon facilities were completed by the first quarter of fiscal 2002, and the Roosendaal facilities were closed during the second quarter of fiscal 2002. The Erlanger facility is expected to be closed by the third quarter of fiscal 2002.

The land and buildings of the distribution centers in Ventura, California and Roosendaal, Holland, are classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. The total carrying value of the land and buildings as of August 3, 2002 was $17.7 million.

Facilities-related charges associated with distribution center closures include costs associated with lease terminations, facilities restoration and equipment removal. Remaining cash expenditures of $7 million associated with facilities as of August 3, 2002 are expected to be paid by the first quarter of fiscal 2003. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Remaining cash expenditures of $1.6 million associated with employee separations are expected to be paid by the third quarter of fiscal 2002.

During 2001, we consolidated and downsized headquarters facilities in our San Francisco and San Bruno campuses as part of our cost containment efforts. We recorded charges during fiscal 2001, which primarily related to the difference between our contract rent obligations and the rate at which we expect to be able to sublease the properties.

The remaining reserve balance related to the distribution center exit costs and sublease loss as of August 3, 2002 was as follows:

($000)	Severance and Outplacement	Facilities Charges	Sublease Loss Reserve	Total
Balance at February 2, 2002	$5,435	$7,040	$44,220	$56,695
Payments	3,830	90	3,152	7,072

Balance at August 3, 2002	$1,605	$6,950	$41,068	$49,623

6.    INCOME TAXES

The effective tax rate was 49 percent and 36.5 percent for the second quarter and first half of fiscal 2002 and 2001, respectively. The increase in tax rate resulted primarily from the decline in earnings from historical levels. We expect the effective tax rate for fiscal 2002 to be sensitive to the level and mix of earnings in the third and fourth quarters.

7.    NEW ACCOUNTING PRONOUNCEMENTS

We adopted SFAS 142 “Goodwill and Other Intangible Assets” for the fiscal year beginning February 3, 2002. We concluded that our intangible assets have definite useful lives equivalent to their original useful lives. Intangible assets subject to amortization consist of temporary lease rights, which are amortized over the useful lives of the respective leases, not to exceed 20 years. The adoption of SFAS 142 did not have a significant impact on the financial statements. The gross carrying value and accumulated amortization of lease rights was $156 million and $55 million, respectively, as of August 3, 2002, $146 million and $49 million, respectively, as of February 2, 2002, and $145 million and $46 million, respectively, as of August 4, 2001. Aggregate amortization of lease rights was $4.5 million and $4.5 million for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. We expect amortization expense to be $3.9 million for the third and fourth quarters of fiscal 2002, $8.0 million in 2003, $7.6 million in 2004, $6.5 million in 2005, and $5.9 million in 2006.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No 121, “Accounting for the Impairment of Long-Lived Assets

and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. We do not expect that the adoption of SFAS 145 will have a significant impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We will adopt the provisions of SFAS 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230
Tel: (415) 783-4000
Fax: (415) 783-4329
www.deloitte.com

Deloitte & Touche

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of August 3, 2002 and August 4, 2001, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001, and the related statement of cash flows for the twenty-six week periods ended August 3, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 2, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

San Francisco, California
August 21, 2002

THE GAP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this quarterly report on Form 10-Q contains certain forward-looking statements which reflect the current view of The Gap, Inc. (the “Company”, “we” and “our”) with respect to future events and financial performance. Wherever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging domestic and international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where our goods are manufactured, impact of legal proceedings, and/or other factors that may be described in our Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

We suggest that this document is read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales ($000)	$3,268,309	$3,245,219	$6,159,149	$6,424,875
Total net sales (decrease) increase percentage	1	10	(4)	13
Comparable store sales (decrease) percentage	(7)	(9)	(12)	(8)
Net sales per average square foot	$86	$94	$163	$191
Square footage of gross store space—at end of period (000)			37,377	34,381
Number of Store Concepts:
Beginning of Year			4,171	3,676
New Store Concepts			131	337
Expanded store concepts(1)			16	98
Closed store concepts			(41)	(40)
End of Period			4,261	3,973

Number of store locations:
Beginning of Year			3,097	2,848
New store locations			79	189
Closed store concepts			(37)	(16)
End of Period			3,139	3,021

Store count and square footage at quarter end for fiscal 2002 and 2001 were as follows:

	August 3, 2002			August 4, 2001
	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)
Gap Domestic	2,323	1,484	13.3	2,201	1,488	12.6
Gap International(2)	656	373	3.6	594	355	3.3
Banana Republic(3)	440	440	3.7	430	430	3.5
Old Navy(4)	842	842	16.8	748	748	15.0

Total	4,261	3,139	37.4	3,973	3,021	34.4

Since the beginning of fiscal 2000, Gap Brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. In the table above, we present the number of store concepts and the number of locations.

(1)	Expanded stores do not change store count.
(2)	Includes store concepts and locations in the following countries:

United Kingdom: 235 and 209 store concepts and 147 and 137 store locations in 2002 and 2001, respectively.
Canada: 192 and 181 store concepts and 110 and 106 store locations in 2002 and 2001, respectively.
Japan: 155 and 126 store concepts and 71 and 62 store locations in 2002 and 2001, respectively.
France: 54 and 59 store concepts and 35 and 40 store locations in 2002 and 2001, respectively.
Germany: 20 and 19 store concepts and 10 and 10 store locations in 2002 and 2001, respectively.
(3)	Includes 16 and 14 stores in Canada in 2002 and 2001, respectively.
(4)	Includes 25 and 14 stores in Canada for 2002 and 2001 respectively.

Net sales for the second quarter of fiscal 2002 increased $23 million compared to the same period last year. Comparable store sales declined $225 million offset by a $248 million increase in non-comparable store sales. The non-comparable store sales increase was primarily due to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. The effects of negative store traffic primarily drove the decrease in comparable store sales for the second quarter.

Net sales for year-to-date of fiscal 2002 decreased $266 million compared to the same period last year. Comparable store sales declined $733 million, partially offset by a $467 million increase in non-comparable store sales. The non-comparable store sales increase was primarily due to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. The effects of increased markdown selling and lower markdown margins during the first quarter and negative traffic during the second quarter drove the decrease in year-to-date comparable store sales.

The decrease in net sales per average square foot for the second quarter was primarily attributable to negative comparable store sales.

Comparable store sales by division for the second quarter were as follows:

•	Gap Domestic reported negative 13% versus a negative 8% last year

•	Gap International reported negative 12% versus a negative 6% last year

•	Banana Republic reported negative 5% versus a negative 4% last year

•	Old Navy reported negative 1% versus negative 14% last year

Total sales by division for the second quarter were as follows:

•	Gap Domestic reported $1.1 billion versus $1.2 billion last year

•	Gap International reported $374 million versus $388 million last year

•	Banana Republic reported $465 million versus $463 million last year

•	Old Navy reported $1.3 billion versus $1.2 billion last year

Comparable store sales by division for year-to-date were as follows:

•	Gap Domestic reported negative 17% versus a negative 6% last year

•	Gap International reported negative 15% versus a negative 7% last year

•	Banana Republic reported negative 6% versus a negative 6% last year

•	Old Navy reported negative 9% versus negative 11% last year

Total sales by division for year-to-date were as follows:

•	Gap Domestic reported $2.1 billion versus $2.4 billion last year

•	Gap International reported $692 million versus $765 million last year

•	Banana Republic reported $862 million versus $872 million last year

•	Old Navy reported $2.5 billion versus $2.3 billion last year

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.3 percentage points from 67.9% to 66.6% in the second quarter and increased 1.7 percentage points from 66.3% to 68.0% in the first half of fiscal 2002 from the same periods in fiscal 2001. The decrease in the second quarter was driven by higher merchandise margins of 2.1 percentage points which was partially offset by higher occupancy expenses of 0.8 percentage points. The increase for the first half of fiscal 2002 was primarily driven by higher occupancy costs of 1.6 percentage points.

The increase in merchandise margin in the second quarter was a result of better initial and markdown margins and an increase in regular price selling.

The increase in occupancy expenses as a percentage of net sales was due to loss of sales leverage which accounted for 1.2 percentage points and 2.0 percentage points increase as a percentage of net sales for the second quarter and first half of fiscal 2002, respectively. These increases were partially offset by decreases in occupancy expenses for the second quarter and first half of fiscal 2002, driven by lower percentage rent and lower depreciation expense this year due to the impact of higher accelerated depreciation for asset write downs in the prior year.

Operating Expenses

Operating expenses as a percentage of net sales increased 1.3 percentage points from 26.9% to 28.2% for the second quarter and decreased 0.5 percentage points from 27.9% to 27.4% for the first half of fiscal 2002, respectively, from the same periods in fiscal 2001. The increase in operating expenses as a percentage of net sales for the second quarter was attributable to an increase in advertising expense due to a shift in the timing of advertising from first quarter to second quarter as well as incremental advertising in Old Navy. This shift in advertising and the incremental increase in Old Navy advertising accounted for a 1.4 percentage point increase in operating expenses as a percent of sales. Store payroll and benefits expense and bonus accruals were also higher, resulting in a 0.4 percentage point increase, and loss of sales leverage contributed to a 0.8 percentage point increase in operating expenses as a percent of sales. These increases were partially offset by expense savings in the second quarter of fiscal 2002 due to the workforce reduction announced in July 2001 and the impact of the second quarter 2001 charges for workforce reductions, which contributed to a 1.4 percent decrease in operating expenses as a percent of sales.

The decrease in operating expenses as a percentage of sales of 0.5 percentage points for the first half of fiscal 2002, compared to the same period in fiscal 2001 was largely attributable to cost reductions from expense management programs established in mid-fiscal 2001 as well as the expense savings due to the July 2001 workforce reduction and the impact of the second quarter 2001 charge related to those actions, which accounted for a 2.7 percentage point decrease in operating expenses as a percentage of sales. These decreases were partially offset by higher store payroll and benefits expense, which accounted for a 0.7 percentage point increase, and loss of sales leverage, which contributed to a 1.5 percentage point increase in operating expenses as a percentage of sales.

For the year, we expect total operating expenses to increase slightly for the full year compared to fiscal 2001 by about 1 to 3% in dollar terms.

Interest Expense

The increase in interest expense in the second quarter and first half of fiscal 2002 as compared to the same periods in fiscal 2001 was primarily due to an increase in long-term borrowings and higher interest rates on new debt issuances.

Interest Income

The increase in interest income in the second quarter and first half of fiscal 2002 as compared to the same periods in fiscal 2001 was primarily due to increases in average cash available for investment as a result of new debt issuances, offset by lower average investment rates.

Income Taxes

The effective tax rate was 49 percent and 36.5 percent for the second quarter and first half of fiscal 2002 and 2001, respectively. The increase in tax rate resulted primarily from the decline in earnings from historical levels. We expect the effective tax rate for fiscal 2002 to be sensitive to the level and mix of earnings in the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

	Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001
Cash provided by operating activities ($000)	$209,953	$448,669
Working capital ($000)	$2,185,926	$481,432
Current ratio	1.91:1	1.17:1

For the twenty-six weeks ended August 3, 2002, the decrease in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to a decrease in net earnings, changes in other operating assets and liabilities that were primarily driven by timing of certain payments, a decrease in tax benefit from the exercise of stock options and vesting of restricted stock, a decrease in tenant allowance received due to slower store growth, partially offset by a decrease in the growth of merchandise inventory. An increase in cash due to the issuance of $1.38 billion senior convertible notes in March 2002 and $700 million notes in November 2001 and a decrease in short-term borrowings primarily drove the increase in working capital and the current ratio.

We fund inventory expenditures during normal and peak periods through a combination of cash flows provided by operations as well as long-term financing arrangements. Our business follows a seasonal pattern, with cash usage peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

In March 2002, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured two year credit facility (the “new Facility”). The new Facility is being used for general corporate purposes, primarily as back up for our trade letters of credit issuance. The fees related to the new Facility will fluctuate based on our senior unsecured credit ratings.

The new Facility contains financial and other covenants, including limitations on capital expenditures, liens, cash dividends, and maintenance of certain financial ratios, including a fixed-charge coverage ratio and an asset coverage ratio. Violation of these covenants could result in a default under the new Facility which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit or advances and to require the immediate repayment of any outstanding advances under the new Facility. In addition, such default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate the payment of such obligations.

As of August 3, 2002, we had $965 million in trade letters of credit issued under the new Facility.

We also have standby letters of credit, surety bonds and guarantees outstanding at August 3, 2002, amounting to $29 million, $21 million and $6 million, respectively.

On February 14, 2002, Moody’s reduced our long and short-term senior unsecured credit ratings from Baa3 to Ba2 and from Prime-3 to Not Prime, respectively, with a negative outlook on our long-term ratings, and Standard & Poor’s reduced our long and short-term credit ratings from BBB+ to BB+ and from A-2 to B, respectively, with a stable outlook on our long-term ratings. On February 27, 2002 Moody’s reduced our long-term senior unsecured credit ratings from Ba2 to Ba3 and stated that its outlook on our long-term ratings was stable. In April 2002, Standard & Poor’s assigned a BBB- rating to our new Facility. On May 9, 2002 and May 24, 2002, the outlook on our credit ratings was changed from stable to negative by Standard & Poor’s and Moody’s, respectively. As a result of the downgrades in our long-term credit ratings, effective June 15, 2002, the interest rates payable by us on $700 million of our outstanding notes increased by 175 basis points to 9.90 percent per annum on $200 million of our outstanding notes due in 2005, and to 10.55 percent per annum on $500 million of our outstanding notes due in 2008. The interest rates payable on these notes is subject to decrease upon upgrades of our long-term credit rating by these rating agencies. Any further downgrades of our long-term credit ratings by these rating agencies would result in further increases in the interest rates payable by us on the notes. As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to the commercial paper market. In addition, we expect both the recent, and any future, lowering of the ratings on our debt to result in reduced access to the capital markets and higher interest costs on future financings.

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received net proceeds of $1.35 billion in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. We have an option to call the notes on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment in certain events, for a total of 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities are computed using the if-converted method.

For the twenty-six weeks ended August 3, 2002, capital expenditures, net of tenant allowance for construction and lease incentives, totaled approximately $163 million. The majority of these expenditures were used for expansion of the store base and information technology. During the first half of 2002, we increased retail square footage by 3 percent and ended the quarter with 4,261 store concepts or 3,139 store locations.

Rent expense for all operating leases was $482 million and $464 million, for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively.

Our current outlook for capital expenditures for fiscal 2002 is $360 million, down from a previous guidance of $400 million. We have seen a significant decrease in new and existing store capital, mostly due to our efforts to reduce the development cost per square foot. We have re-allocated those savings to information technology to accelerate the implementation of our initiatives.

For the year, we continue to expect net square footage growth to be around 3%. New store concept openings remain at approximately 170 to 190, or 100 to 120 store locations. We anticipate store closures to be about the same as the 92 store concepts (75 store locations) we closed in 2001.

Our store growth plans for fiscal 2002 are as follows:

Fiscal 2002
	Number of Store Concepts	Number of Store Locations	Net Sq. Ft. Range*
Gap Domestic	70-75	20-25	1-3%
Gap International	30-35	10-15	1-3%
Banana Republic	15-20	15-20	3-5%
Old Navy	55-60	55-60	4-6%

Total	170-190	100-120	About 3%

*	Net of store closures.

Since the beginning of fiscal 2000, Gap Brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. In the table above, we present the number of store concepts and the number of store locations.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. We adopted SFAS 142 for the fiscal year beginning February 3, 2002. The adoption of SFAS 142 did not have a significant impact on the financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. We do not expect that the adoption of SFAS 143 will have a significant impact on our financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 did not have a significant impact on the financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “ Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 primarily affects the reporting requirements and classification of gains and losses from the extinguishment of debt, rescinds the transitional accounting requirements for intangible assets of motor carriers, and requires that certain lease modifications with economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for financial statements issued after April 2002, with the exception of the provisions affecting the accounting for lease transactions, which should be applied for transactions entered into after May 15, 2002, and the provisions affecting classification of gains and losses from the extinguishment of debt, which should be applied in fiscal years beginning after May 15, 2002. We do not expect that the adoption of SFAS 145 will have a significant impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We will adopt the provisions of SFAS 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations. At August 3, 2002, we had forward contracts maturing at various dates through July 2003 to buy and sell the equivalent of approximately $625 million in foreign currencies at the contracted rates. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan.

The outstanding mark-to-market net liability for all derivatives reflected in the condensed consolidated balance sheet as of August 3, 2002, was $33.5 million.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on $700 million of our outstanding notes, which are subject to change based on our long-term credit ratings. The interest rates earned on our cash and equivalents could fluctuate in line with short-term interest rates.

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received the net proceeds in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. These debt securities are recorded in the balance sheet at their issuance amount net of unamortized discount.

The market risk profile of the Company on February 2, 2002 is disclosed on the Company’s 2001 Annual Report on Form 10-K.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

In 1999, we were named as a defendant in two lawsuits relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in California Superior Court in San Francisco by the Union of Needletrades Industrial and Textile Employees, AFL-CIO; Global Exchange; Sweatshop Watch; and Asian Law Caucus against us and 17 other parties. The plaintiffs allege violations of California’s unlawful, fraudulent and unfair business practices and untrue and misleading advertising statutes in connection with labeling of product and labor practices regarding workers of factories that make product for the Company in Saipan. The plaintiffs seek injunctive relief, restitution, disgorgement of profits and other damages. Trial has not been set in the state case. On October 31, 2001, we filed a motion for summary judgment, or in the alternative, for summary adjudication. The hearing date for the motion originally set for March 1, 2002, has been continued by the Court to a date yet to be determined.

A second complaint was filed on January 13, 1999, in Federal District Court, Central District of California, by various unidentified worker plaintiffs against us and 27 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that we (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999, the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. On March 23, 2001, the Ninth Circuit Court of Appeals denied plaintiffs’ writ of mandamus requesting that the action either be transferred back to the District Court in Hawaii or to the Central District of California. On October 29, 2001, the District Court of the Mariana Islands issued an order granting in part and denying in part the motion to dismiss. On December 17, 2001, plaintiffs filed a Second Amended Complaint. On May 10, 2002, the Court granted in part and denied in part the defendants’ motion to dismiss the Second Amended Complaint, giving plaintiffs leave to amend some of the dismissed claims. Also on May 10, 2002, the Court granted plaintiffs’ motions for class certification and for preliminary settlement approval.

We continue to defend ourselves in both lawsuits and believe the claims against us are without merit.

As a multinational company, we are subject to various other proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include general commercial, intellectual property, customer, and labor and employment related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse settlements or resolutions may occur and negatively impact earnings in the quarter of settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results from operations, liquidity or financial position taken as a whole.

Item 4.     Submissions of Matters to a Vote of Security Holders

a)  On May 10, 2002, we held our Annual Meeting of Stockholders in Albuquerque, New Mexico. There were 866,759,250 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

b)  The following directors were elected:

	Vote For	Vote Withheld
Adrian D. P. Bellamy	803,593,680	5,368,637
Millard S. Drexler	796,955,496	12,006,821
Donald G. Fisher	797,311,504	11,650,813
Doris F. Fisher	797,253,831	11,708,486
Robert J. Fisher	797,294,347	11,667,970
Glenda A. Hatchett	803,427,254	5,535,063
Steven P. Jobs	692,201,052	116,761,265
John M. Lillie	799,404,224	9,558,093
Arun Sarin	801,661,301	7,301,016
Charles R. Schwab	692,521,239	116,441,078
Mayo A. Shattuck III	801,681,522	7,280,795

There were no abstentions and no broker non-votes.

c)  The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending February 1, 2003 was ratified with 789,900,175 votes in favor and 16,193,555 against.

There were 2,868,587 abstentions and no broker non-votes.

d)  The proposal to increase the number of shares of our common stock available for issuance under our Employee Stock Purchase Plan was ratified with 799,219,536 votes in favor and 6,405,764 against.

There were 3,337,017 abstentions and no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

a)  Exhibits

(15)   Letter re: Unaudited Interim Financial Information

(99.1)   Certifications of the Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings.

b)   Reports on Form 8-K

We filed the following reports on Form 8-K during the three months ended August 3, 2002:

1.  On May 21, 2002, we issued a press release announcing that Millard S. Drexler, Chief Executive Officer and President of the Company will retire as soon as the Board of Directors appoints a new Chief Executive Officer and President, filed on Form 8-K with the SEC on May 22, 2002;

2.  On June 6, 2002, we issued a press release announcing our May 2002 sales, filed on Form 8-K with the SEC on June 6, 2002; and

3.  On July 11, 2002, we issued a press release announcing our June 2002 sales, filed on Form 8-K with the SEC on July 11, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

By	/s/ MILLARD S. DREXLER

Millard S Drexler President and Chief Executive Officer

Date:  September 10, 2002

By	/s/ HEIDI KUNZ
Heidi Kunz Executive Vice President and Chief Financial Officer

Date:  September 10, 2002

CERTIFICATIONS

I, Millard S. Drexler, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of The Gap, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ MILLARD S. DREXLER
Millard S. Drexler President and Chief Executive Officer (Principal Executive Officer)
Date:    September 10, 2002

I, Heidi Kunz, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of The Gap, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ HEIDI KUNZ
Heidi Kunz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:    September 10, 2002

EXHIBIT INDEX

(15)	Letter re: Unaudited Interim Financial Information

(99.1)
Certifications of the Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings.