Form 10-K/A
period 2002-02-02
GAP INC
filed 2002-12-09
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 2, 2002
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 15, 2002 was approximately $9,016,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2002 was 866,759,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002 (hereinafter referred to as the “2002 Proxy Statement”) are incorporated into Parts I and III. The Exhibit Index is located on Page 13 hereof.

Explanatory Note

The purpose of this amendment to The Gap, Inc.’s Annual Report on Form 10-K is to correct an understatement of the company’s merchandise inventory and accounts payable balances. The consolidated balance sheet as of February 2, 2002 and the consolidated statement of cash flows for the fifty-two weeks ended February 2, 2002 have been restated as discussed in Note L to the accompanying consolidated financial statements.

This amendment does not reflect events occurring after the original filing of the Annual Report on April 2, 2002 or modify or update those disclosures as presented in the original Form 10-K, except to reflect the restatement as described above.

This Annual Report on Form 10-K/A and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and financial performance. Whenever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

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

PART I

Item 1 - Business

General

We are a global specialty retailer operating stores selling casual apparel, personal care and other accessories for men, women and children under the Gap, Banana Republic and Old Navy brands. We operate stores in the United States, Canada, the United Kingdom, France, Germany and Japan. All references to “we,” “our,” “us,” and “the Company” in this Annual Report mean The Gap, Inc. and its subsidiaries.

We design virtually all of our products, which in turn are manufactured by independent sources, and sell them under our brands in the following store formats:

Gap. Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories and personal care products for men and women aged teen through adult. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children aged newborn through teen. We launched GapBody in 1998 offering men’s and women’s underwear, sleepwear and personal care products. As of February 2, 2002, we operated 2,932 Gap brand store concepts at 1,858 locations in the United States, Canada, the United Kingdom, France, Germany, and Japan. Store concepts are any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold even when residing within a single physical location.

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

As of February 2, 2002, we operated a total of 4,171 store concepts at 3,097 locations. For more information on the number of store concepts by brand and country, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to pages F-2 through F-10.

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

Certain financial information about international operations is set forth under the heading “Segments” in Note A to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 - Financial Statements and Supplementary Data.

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

Seasonal Business

Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School (mid-August through early September) and Holiday (November through December) periods. During fiscal 2001, these periods accounted for approximately 32% of our net sales.

Brand Building

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

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the recent past, we did not predict our customers’ preferences and acceptance levels of our fashion items with the same accuracy we had previously experienced. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance for our products.

Our business is highly competitive and depends on consumer spending patterns.

The global specialty retail industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

•	competitively pricing our products and achieving customer perception of value; and

•	providing strong and effective marketing support.

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

On January 14, 2002, Moody’s Investors Service reduced our long- and short-term senior unsecured credit ratings from Baa2 to Baa3 and Prime-2 to Prime-3, respectively. On February 14, 2002, Moody’s reduced our long- and short-term senior unsecured credit ratings from Baa3 to Ba2 and from Prime-3 to Not Prime, respectively, with a negative outlook on our long-term ratings, and Standard & Poor’s Rating Service reduced our long- and short-term credit ratings from BBB+ to BB+ and from A-2 to B, respectively, with a stable outlook on our long-term ratings. On February 27, 2002, Moody’s reduced our long-term senior unsecured credit ratings from Ba2 to Ba3 and stated that its outlook on our long-term ratings was stable. As a result of the recent downgrades in our long-term credit ratings, the interest rates payable by us on $700 million aggregate principal amount of our outstanding notes are subject to increase. Any further downgrades of our long-term credit ratings by these rating agencies would result in further increases in the interest rates payable by us on $700 million of our outstanding notes. As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to the commercial paper market. In addition, we expect both the recent, and any future, lowering of the ratings on our debt to result in reduced access to the capital markets and higher interest costs on future financings.

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

Executive Officers of the Registrant

Donald G. Fisher is our Chairman. Millard S. Drexler is our President and Chief Executive Officer. John Lillie is our Vice Chairman. Donald G. Fisher, Millard S. Drexler and John Lillie are directors and the required information for each of them is set forth in the table located in the section entitled “Nominees for Election as Directors” of the 2002 Proxy Statement and is incorporated by reference herein. The following are also executive officers:

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

We own distribution facilities in the following locations:

Location	Total Square Footage (Approximate)

Fresno, California	1,810,000 square feet

Ventura, California	230,000 square feet (Closing early 2002 and being marketed for sale)

Edgewood, Maryland	600,000 square feet

Fishkill, New York	2,250,000 square feet

Groveport, Ohio	830,000 square feet (Not yet commissioned)

Gallatin, Tennessee	2,260,000 square feet

Rugby, England	665,000 square feet

Roosendaal, The Netherlands	130,000 square feet (Closing mid 2002 and being marketed for sale).

Brampton, Ontario, Canada	1,075,000 square feet

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

A second complaint was filed on January 13, 1999, in Federal District Court, Central District of California, by various unidentified worker plaintiffs against the Company and 27 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that we (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. On September 29, 1999, the action was transferred to the United States District Court, State of Hawaii. On April 28, 2000, plaintiffs filed a First Amended Complaint adding 22 new defendants. On June 23, 2000, the United States District Court, State of Hawaii, ordered the case transferred to the United States District Court, District of the Mariana Islands. On March 23, 2001, the Ninth Circuit Court of Appeals denied plaintiffs’ writ of mandamus requesting that the action either be transferred back to the District Court in Hawaii or to the Central District of California. On October 29, 2001, the District Court of the Mariana Islands issued an order granting in part and denying in part the motion to dismiss. On December 17, 2001, plaintiffs filed a Second Amended Complaint. On January 14, 2002, defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2002 the Court heard the defendants’ motion to dismiss the Second Amended Complaint. On February 14, 2002, the Court heard plaintiffs’ motion for class certification and motion for preliminary settlement approval. No decisions have been rendered on these motions.

We also are a party to routine litigation incident to our business. Some of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 - Market For Registrant’s Common Equity and Related Stockholder Matters

The information required by this item is incorporated herein by reference to page F-33 of this Annual Report on Form 10-K/A.

Item 6 - Selected Financial Data

The information required by this item is incorporated herein by reference to page F-1 of this Annual Report on Form 10-K/A.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to pages F-2 through F-10 of this Annual Report on Form 10-K/A.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to pages F-11 through F-12 of this Annual Report on Form 10-K/A.

Item 8 - Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-15 through F-32 of this Annual Report on Form 10-K/A.

Item 9 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the section entitled “Nominees for Election as Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2002 Proxy Statement. See also Item 1 above in the section entitled “Executive Officers of the Registrant.”

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Summary of Executive Compensation,” “Stock Options,” and “Compensation Committee Interlocks and Insider Participation” in the 2002 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the section entitled “Beneficial Ownership of Shares” in the 2002 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Other Reportable Transactions” in the 2002 Proxy Statement.

PART IV

Item 14 - Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report and are incorporated herein as indicated.

(1)	Financial Statements

(i)	Independent Auditors’ Report. Incorporated by reference to page F-14 this Annual Report on Form 10-K/A.

(ii)
The consolidated balance sheets as of February 2, 2002, as restated, and February 3, 2001 and the related consolidated statements of operations, shareholders’ equity, cash flows, as restated, and notes thereto for each of the three fiscal years in the period ended February 2, 2002 are incorporated by reference to pages F-15 through F-32 of this Annual Report on Form 10-K/A.

(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on page 13 of this Annual Report on Form 10-K/A.

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

THE GAP, INC.

Date: December 9, 2002	By /s/ PAUL S. PRESSLER
Paul S. Pressler, Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2002	By /s/ HEIDI KUNZ
Heidi Kunz, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Paul S. Pressler, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of The Gap, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    December 9, 2002

/s/ PAUL S. PRESSLER
Paul S. Pressler President and Chief Executive Officer (Principal Executive Officer)

I, Heidi Kunz, certify that:

1.	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of The Gap, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    December 9, 2002

/s/ HEIDI KUNZ
Heidi Kunz Executive Vice President and Chief Financial Officer (Principal Financial Officer)

10-YEAR SELECTED FINANCIAL DATA

	Compound Annual Growth Rate			Fiscal Year (in weeks)
	3-year	5-year	10-year	2001(52) (As Restated, See Note L)	2000 (53)	1999(52)	1998(52)	1997(52)	1996(52)	1995(53)	1994(52)	1993(52)	1992(52)
Operating Results ($ in thousands)
Net sales	15%	21%	19%	$13,847,873	$13,673,460	$11,635,398	$9,054,462	$6,507,825	$5,284,381	$4,395,253	$3,722,940	$3,295,679	$2,960,409
Cost of goods sold and occupancy expenses, excluding depreciation and amortization	—	—	—	8,905,064	8,025,374	6,360,704	5,013,473	3,775,957	3,093,709	2,645,736	2,202,133	1,996,929	1,856,102
Percentage of net sales	—	—	—	64.3%	58.7%	54.7%	55.4%	58.0%	58.5%	60.2%	59.2%	60.6%	62.7%
Depreciation and amortization (a)	—	—	—	$799,325	$574,068	$414,558	$304,745	$245,584	$191,457	$175,719	$148,863	$124,860	$99,451
Operating expenses	—	—	—	3,805,968	3,629,257	3,043,432	2,403,365	1,635,017	1,270,138	1,004,396	853,524	748,193	661,252
Net interest expense	—	—	—	95,875	62,876	31,755	13,617	(2,975)	(19,450)	(15,797)	(10,902)	809	3,763
Earnings before income taxes	(43)	(20)	(4)	241,641	1,381,885	1,784,949	1,319,262	854,242	748,527	585,199	529,322	424,888	339,841
Percentage of net sales	—	—	—	1.7%	10.1%	15.3%	14.6%	13.1%	14.2%	13.3%	14.2%	12.9%	11.5%
Income taxes	—	—	—	$249,405	$504,388	$657,884	$494,723	$320,341	$295,668	$231,160	$209,082	$166,464	$129,140
Net earnings (loss)	—	—	—	(7,764)	877,497	1,127,065	824,539	533,901	452,859	354,039	320,240	258,424	210,701
Percentage of net sales	—	—	—	(0.1%)	6.4%	9.7%	9.1%	8.2%	8.6%	8.1%	8.6%	7.8%	7.1%
Cash dividends paid	—	—	—	$76,373	$75,488	$75,795	$76,888	$79,503	$83,854	$66,993	$64,775	$53,041	$44,106
Net purchase of property and equipment, including lease rights	—	—	—	949,288	1,881,127	1,268,811	842,655	483,114	375,838	309,599	236,616	215,856	213,659
Per Share Data
Net earnings (loss)—basic	—	—	—	$(0.01)	$1.03	$1.32	$0.95	$0.60	$0.48	$0.38	$0.34	$0.27	$0.23
Net earnings (loss)—diluted	—	—	—	(0.01)	1.00	1.26	0.91	0.58	0.47	0.37	0.33	0.27	0.22
Cash dividends paid (b)	—	—	—	0.09	0.09	0.09	0.09	0.09	0.09	0.07	0.07	0.05	0.05
Shareholders’ equity (book value)	—	—	—	3.48	3.43	2.63	1.83	1.79	1.79	1.69	1.41	1.15	0.91
Financial Position ($ in thousands)
Property and equipment, net	30%	30%	22%	$4,161,290	$4,007,685	$2,715,315	$1,876,370	$1,365,246	$1,135,720	$957,752	$828,777	$740,422	$650,368
Merchandise inventory	19	25	19	1,768,613	1,904,153	1,462,045	1,056,444	733,174	578,765	482,575	370,638	331,155	365,692
Total assets	25	24	21	7,682,823	7,012,908	5,188,756	3,963,919	3,337,502	2,626,927	2,343,068	2,004,244	1,763,117	1,379,248
Working capital	—	—	—	988,317	(151,094)	444,911	318,721	839,399	554,359	728,301	555,827	494,194	355,649
Current ratio	—	—	—	1.46:1	0.95:1	1.25:1	1.21:1	1.85:1	1.72:1	2.32:1	2.11:1	2.07:1	2.06:1
Total long-term debt, less current installments	—	—	—	$1,961,397	$780,246	$784,925	$496,455	$496,044	—	—	—	$75,000	$75,000
Ratio of long-term debt to shareholders’ equity (c)	—	—	—	0.65:1	0.35:1	0.35:1	0.32:1	0.31:1	N/A	N/A	N/A	0.07:1	0.08:1
Shareholders’ equity	—	—	—	$3,009,581	$2,928,239	$2,233,045	$1,573,679	$1,583,986	$1,654,470	$1,640,473	$1,375,232	$1,126,475	$887,839
Return on average assets	—	—	—	(0.1%)	14.4%	24.6%	22.6%	17.9%	18.2%	16.3%	17.0%	16.4%	16.7%
Return on average shareholders’ equity	—	—	—	(0.3%)	34.0%	59.2%	52.2%	33.0%	27.5%	23.5%	25.6%	25.7%	26.9%
Statistics
Number of store concepts opened (d)	18%	24%	15%	587	731	570	356	298	203	225	172	108	117
Number of store concepts expanded (d)	—	—	—	311	268	129	135	98	42	55	82	130	94
Number of store concepts closed (d)	—	—	—	92	73	18	20	22	30	53	34	45	26
Number of store concepts open at year-end (d)	19	18	13	4,171	3,676	3,018	2,466	2,130	1,854	1,680	1,508	1,370	1,307
Net increase in number of store concepts (d)	—	—	—	13%	22%	22%	16%	15%	10%	11%	10%	5%	7%
Comparable store sales increase (decrease)percentage (52-week basis)	—	—	—	(13%)	(5%)	7%	17%	6%	5%	0%	1%	1%	5%
Sales per square foot (52-week basis) (e)	—	—	—	$394	$482	$548	$532	$463	$441	$425	$444	$463	$489
Square footage of gross store space at year-end	25	24	20	36,333,400	31,373,400	23,978,100	18,757,400	15,312,700	12,645,000	11,100,200	9,165,900	7,546,300	6,509,200
Percentage increase in square feet	—	—	—	16%	31%	28%	22%	21%	14%	21%	21%	16%	15%
Number of employees at year-end	14	20	18	165,000	166,000	140,000	111,000	81,000	66,000	60,000	55,000	44,000	39,000
Weighted-average number of shares—basic	—	—	—	860,255,419	849,810,658	853,804,924	864,062,060	891,404,945	938,579,921	939,866,394	948,699,959	940,287,006	928,417,491
Weighted-average number of shares—diluted	—	—	—	860,255,419	879,137,194	895,029,176	904,374,383	922,951,706	961,351,245	962,443,160	971,144,612	965,110,280	960,903,782
Number of shares outstanding at year-end, net of treasury stock	—	—	—	865,726,890	853,996,984	850,498,941	857,960,032	884,549,313	926,495,994	971,149,446	977,162,057	980,428,914	973,250,357

(a)	Excludes amortization of restricted stock, discounted stock options and discount on long-term debt.
(b)	Excludes a dividend of $.0222 per share declared in January 2002 but paid in the first quarter of fiscal 2002.
(c)	Long-term debt includes current installments.
(d)
Since the beginning of fiscal 2000, Gap brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. The number of stores by location at the end of fiscal 2001 and 2000 was 3,097 and 2,848, respectively.

(e)	Based on weighted-average gross square footage.

MANAGEMENT’S DISCUSSION AND ANALYSIS
of Financial Condition and Results of Operations

The information below and elsewhere in this Annual Report contains certain forward-looking statements which reflect the current view of Gap Inc. (the “Company,” “we,” “our”) with respect to future events and financial performance. Whenever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging domestic and international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where our goods are manufactured and/or other factors that may be described in our Annual Report on Form 10-K/A and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our consolidated balance sheet as of February 2, 2002 and our consolidated statement of cash flows for the fifty-two weeks ended February 2, 2002. See Note L to the consolidated financial statements for further discussion of this matter.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We identified our most critical accounting policies to be those related to inventory valuation, asset impairment and income taxes.

Inventory Valuation Method

Inventory is valued using the cost method which values inventory at the lower of the actual cost or market, at the individual item level. Cost is determined using the FIFO (first-in, first-out) method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. Inventory value is reduced immediately when the selling price is marked down below cost. We estimate shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends.

Asset Impairment

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the discounted future cash flows of the asset. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed which are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most store closures occur upon the lease expiration. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Income Taxes

We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

Management believes these critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Results of Operations

Net Sales

	52 Weeks Ended Feb. 2, 2002	53 Weeks Ended Feb. 3, 2001	52 Weeks Ended Jan. 29, 2000
Net sales ($ in thousands)	$13,847,873	$13,673,460	$11,635,398
Total net sales growth percentage	1%	18%	29%
Comparable store sales increase (decrease) percentage (a)	(13%)	(5%)	7%
Net sales per average gross square foot (a)	$394	$482	$548
Square footage of gross store space at year-end (in thousands)	36,333	31,373	23,978
Number of new store concepts (b)	587	731	570
Number of expanded store concepts (b)	311	268	129
Number of closed store concepts (b)	92	73	18

(a)	52-week basis.

(b)
Since the beginning of fiscal 2000, Gap brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. The number of stores by location at the end of fiscal 2001 and 2000 was 3,097 and 2,848, respectively.

A store is included in comparable store sales (“Comp”) when it has been open at least one year and it has not been expanded by more than 15 percent or permanently relocated within that year. Therefore, a store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has been expanded by 15 percent or more are excluded from Comp until the first day they have comparable prior year sales.

A store is considered non-comparable (“Non-comp”) when, in general, the store had no comparable prior year sales. For example, a new store, or a store that has been expanded by more than 15 percent or permanently relocated within the last year. Non-store sales such as catalog and online operations are also considered Non-comp.

Net sales increased $174 million in fiscal 2001 from 2000. Non-comparable store sales increased $1.7 billion, offset by a $1.5 billion decrease in comparable store sales.

Net sales increased $2.0 billion in fiscal 2000 from 1999. Non-comparable store sales increased $2.5 billion, offset by a $497 million decline in comparable store sales.

The non-comparable store sales increases in fiscal 2001 and 2000 were primarily due to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. The declines in comparable store sales in fiscal 2001 and 2000 were driven by poor product acceptance by customers, particularly in the men’s division, which led to a greater percentage of merchandise sold at markdown.

Comparable store sales by division for fiscal 2001 and 2000 were as follows:

•	Gap Domestic reported negative 12% in 2001 versus negative 1% in 2000

•	Gap International reported negative 11% in 2001 versus negative 1% in 2000

•	Banana Republic reported negative 8% in 2001 versus negative 2% in 2000

•	Old Navy reported negative 16% in 2001 versus negative 11% in 2000

Total sales by division for fiscal 2001, 2000 and 1999 were as follows:

•	Gap Domestic reported $5.2 billion in 2001 versus $5.5 billion in 2000 versus $4.9 billion in 1999

•	Gap International reported $1.6 billion in 2001 versus $1.6 billion in 2000 versus $1.3 billion in 1999

•	Banana Republic reported $1.9 billion in 2001 versus $1.8 billion in 2000 versus $1.5 billion in 1999

•	Old Navy reported $5.1 billion in 2001 versus $4.7 billion in 2000 versus $3.9 billion in 1999

The decrease in net sales per average square foot for fiscal 2001 was primarily attributable to decreases in comparable store sales.

The decrease in net sales per average square foot for fiscal 2000 was primarily attributable to decreases in comparable store sales and the growing impact of the Old Navy division. Old Navy division's lower-priced merchandise and significantly larger stores resulted in lower net sales per average square foot when compared to other divisions.

Store count and square footage growth were as follows:

	Feb. 2, 2002		Feb. 3, 2001
	Number of Store Concepts	Sq. Ft. (in millions)	Number of Store Concepts	Sq. Ft. (in millions)
Gap Domestic	2,298	13.2	2,079	12.1
Gap International (a)	634	3.5	529	3.0
Banana Republic (b)	441	3.6	402	3.2
Old Navy (c)	798	16.0	666	13.1

Total	4,171	36.3	3,676	31.4

Increase	13%	16%	22%	31%

(a)	Includes store concepts in the following countries:
United Kingdom: 225 and 184 store concepts in fiscal 2001 and 2000, respectively.
Canada: 192 and 160 store concepts in fiscal 2001 and 2000, respectively.
France: 54 and 55 store concepts in fiscal 2001 and 2000, respectively.
Japan: 143 and 108 store concepts in fiscal 2001 and 2000, respectively.
Germany: 20 and 22 store concepts in fiscal 2001 and 2000, respectively.

(b)	Includes 16 and 13 store concepts in Canada in fiscal 2001 and 2000, respectively.

(c)	Includes 17 store concepts in Canada in fiscal 2001; all stores were located in the United States for fiscal 2000.

Since the beginning of fiscal 2000, Gap brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. The number of stores by location at the end of fiscal 2001 and 2000 was 3,097 and 2,848, respectively.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales increased 7.2 percentage points in fiscal 2001 from 2000 and increased 4.7 percentage points in fiscal 2000 from 1999.

The increase in fiscal 2001 from 2000 was driven by a decrease in merchandise margins and increased occupancy expenses of 4.9 and 2.3 percentage points, respectively. Of the 4.9 percentage points decline in merchandise margins, 4.5 percentage points were attributable to lower margins on regular-priced and marked-down goods and a greater percentage of merchandise sold at markdown. The lower margins and the increase in proportion of goods sold at markdown were driven by poor product acceptance, particularly in the men’s division. After a thorough review of our merchandise programs for the fourth quarter of fiscal 2001 and first quarter of fiscal 2002, we cancelled certain product orders in the third quarter of fiscal 2001. This resulted in a $52 million charge which accounted for an additional 0.4 of the 4.9 percentage points decline in merchandise margins. We chose to cancel these programs in order to manage our inventory levels consistent with current business and also as a result of making changes to the product assortment for the fourth quarter of fiscal 2001 and first quarter of fiscal 2002.

Of the 2.3 percentage points increase in occupancy expenses as a percentage of net sales for fiscal 2001, 2.0 percentage points were due to negative comparable store sales and 0.3 percentage points were primarily due to an increase in depreciation expense.

The increase in fiscal 2000 from 1999 was primarily attributable to a decrease in merchandise margins and increased occupancy expenses of 3.4 and 1.3 percentage points, respectively. The decline in merchandise margins was due to a greater percentage of merchandise sold at markdown and lower margins on regular-priced and marked-down goods. Occupancy expenses as a percentage of net sales increased from fiscal 1999 primarily due to the decrease in net sales per average square foot.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise.

Operating Expenses

Operating expenses for the fiscal year include a number of unusual charges which total $88 million and fall into three major categories: exit costs on excess corporate facilities, reductions in workforce and distribution center closures of $51 million, $25 million and $12 million, respectively. Total operating expenses as a percentage of net sales including these charges increased 1.0 percentage point in fiscal 2001 from 2000. Excluding the charges, operating expenses as a percentage of net sales increased 0.3 percentage points in fiscal 2001 from 2000.

In fiscal 2001, 2.7 percentage points and 0.7 percentage points of the increase in operating expenses as a percentage of net sales were attributable to the decrease in comparable store sales and the unusual charges noted above, respectively. This increase was offset by lower spending on advertising, travel and entertainment, and other operating expenses, which accounted for a 2.4 percentage points decrease in operating expenses as a percentage of net sales.

Operating expenses as a percentage of net sales increased 0.3 percentage points in fiscal 2000 from 1999. Of this increase, 1.1 percentage points were attributable to a decrease in comparable store sales, partially offset by lower advertising costs and lower bonus expense, which accounted for a 0.8 percentage points decrease.

Interest Expense

The increase in interest expense between fiscal 2001 and 2000 was primarily due to an increase in long-term borrowings and a decrease in interest capitalized as a result of fewer construction projects.

The increase in interest expense between fiscal 2000 and 1999 was primarily due to an increase in average borrowings, partially offset by additional interest capitalized as a result of more construction projects.

Interest Income

The increase in interest income between fiscal 2001 and 2000 was primarily due to increases in average cash available for investment, partially offset by a decrease in interest rates. The average cash balances increased due to the debt issuances in April and November 2001 and positive cash flows in fiscal 2001. We attained a higher cash position in advance of repayment of debt maturing in the third and fourth quarters of fiscal 2001.

The decrease in interest income between fiscal 2000 and 1999 was due to a decrease in cash available for investment.

Income Taxes

The effective tax rate was 103.2, 36.5 and 36.9 percent in fiscal 2001, 2000 and 1999, respectively.

The increase in the effective tax rate in fiscal 2001 resulted from a $131 million tax charge recorded during fiscal 2001 and an earnings performance that was below expectations. The tax charge of $131 million primarily reflects our current estimate of probable settlements of foreign and domestic tax audits. Any cash amounts owed will be paid over the next several years and are not expected to be material in any one year. In addition, the level and mix of earnings caused our tax rate to increase well above earlier expectations. As a result, the effective tax rate for fiscal 2001 (exclusive of the $131 million tax charge) was 49 percent. We expect the effective tax rate for fiscal 2002 to be sensitive to the level and mix of earnings.

Liquidity and Capital Resources

Cash Flows

The following sets forth certain measures of our liquidity:

	Fiscal Year 2001	Fiscal Year 2000	Fiscal Year 1999
Cash provided by operating activities ($ in thousands)	$1,317,839	$1,291,205	$1,477,928
Working capital ($ in thousands)	988,317	(151,094)	444,911
Current ratio	1.46:1	0.95:1	1.25:1

For fiscal 2001, the increase in cash flows provided by operating activities was primarily due to a decrease in merchandise inventory and an increase in accrued expenses, partially offset by a decrease in net earnings (exclusive of depreciation and amortization). The increase in working capital and the current ratio was primarily due to a decrease in current maturities of long-term debt and an increase in cash.

For fiscal 2000, the decrease in cash flows provided by operating activities was primarily due to a decrease in net earnings (exclusive of depreciation and amortization), a decrease in tax benefit from the exercise of stock options and vesting of restricted stock, partially offset by an increase in accounts payable. The decrease in working capital and the current ratio was primarily due to an increase in current maturities of long-term debt and an increase in payables, partially offset by an increase in merchandise inventory.

We fund inventory expenditures during normal and peak periods through a combination of cash flows from operations as well as short-term and long-term financing arrangements. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods. During fiscal 2001 and 2000, these periods accounted for 32 and 35 percent, respectively, of our annual net sales.

Credit Facility

Subsequent to year-end, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured revolving credit facility (the “new Facility”). The new Facility will be used for general corporate purposes, including trade letters of credit issuance and advances.

The new Facility is secured and contains financial and other covenants, including limitations on capital expenditures, liens, cash dividends and investments, and maintenance of certain financial ratios, including a fixed-charge coverage ratio not less than 1.2:1 and 1.4:1 for fiscal 2002 and fiscal 2003, respectively, and an asset-coverage ratio of not less than 1.75:1. The fees related to the new Facility will fluctuate based on our senior unsecured credit ratings.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the balance sheet at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Vendor payables are paid directly to the vendor by us when the required documents are presented.

At February 2, 2002, we had $42 million in commercial paper notes outstanding and $901 million in trade letters of credit issued under the existing bank facilities. Additional information about our existing bank facilities as of February 2, 2002, is presented in the Notes to Consolidated Financial Statements (Note B).

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual cash obligations as of February 2, 2002:

Contractual Obligations

($ in millions)	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$715	$200	$1,046	$1,961
Operating leases	2,306	1,089	1,844	5,239

Total contractual cash obligations	$3,021	$1,289	$2,890	$7,200

We also have standby letters of credit, surety bonds and guarantees, primarily for international lease deposits, outstanding at February 2, 2002, amounting to $31 million.

In April 2001, we issued $500 million aggregate principal amount of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. The net proceeds were used for general corporate purposes, including expansion of stores, distribution centers and headquarters facilities. Interest on these debt securities is payable semi-annually. In connection with the debt issuance, we entered into forward rate agreements in order to reduce interest rate risk. The agreements were settled in the first quarter of fiscal 2001 and the net losses of approximately $2.2 million associated with these agreements are amortized over the life of the debt securities.

In November 2001, we issued $200 million aggregate principal amount of debt securities at an original annual interest rate of 8.15 percent, due December 15, 2005 (the “2005 notes”), and $500 million aggregate principal amount of debt securities at an original annual interest rate of 8.8 percent, due December 15, 2008 (the “2008 notes”). The net proceeds were used for general corporate purposes. Interest on the notes of each series is payable semi-annually. The interest rate payable on the notes of each series is subject to adjustment from time to time if either Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“Standard & Poor’s”) reduces the rating ascribed to the notes below Baa2, in the case of Moody’s, or below BBB+, in the case of Standard & Poor’s. The interest rate payable on the notes will be increased by 0.25 percent for each rating category downgrade by either rating agency. In addition, if Moody’s or Standard & Poor’s subsequently increases the rating ascribed to the notes, the ongoing interest rate then payable on the notes will be decreased by 0.25 percent for each rating category upgrade by either rating agency up to Baa2, in the case of Moody’s, or BBB+, in the case of Standard & Poor’s. In no event will the interest rate be reduced below the original interest rate payable on the notes. There is no limit to the number of times the interest rate payable on the notes can be adjusted.

In response to the deterioration in our operating profitability, Moody’s and Standard and Poor’s reduced their credit ratings of the Company. On January 14, 2002, Moody’s reduced our long- and short-term senior unsecured credit ratings from Baa2 to Baa3 and Prime-2 to Prime-3, respectively. On February 14, 2002, Moody’s reduced our long- and short-term senior unsecured credit ratings from Baa3 to Ba2 and from Prime-3 to Not Prime, respectively, with a negative outlook on our long-term ratings, and Standard & Poor’s reduced our long- and short-term credit ratings from BBB+ to BB+ and from A-2 to B, respectively, with a stable outlook on our long-term ratings. On February 27, 2002, Moody’s reduced our long-term senior unsecured credit ratings from Ba2 to Ba3 and stated that its outlook on our long-term ratings was stable. As a result of the recent downgrades in our long-term credit ratings, the interest rates payable by us on $700 million of our outstanding notes are subject to increase by 175 basis points, effective June 15, 2002, to 9.90 percent per annum on the 2005 notes and 10.55 percent per annum on the 2008 notes. Any further downgrades of our long-term credit ratings by these rating agencies would result in further increases in the interest rates payable by us on $700 million of our outstanding notes. As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to the commercial paper market. In addition, we expect both the recent and any future lowering of the ratings on our debt to result in reduced access to the capital markets and higher interest costs on future financings.

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, at par and received the net proceeds in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. We have an option to call the bonds on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment in certain events, for a total of approximately 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities will be computed using the if-converted method. The net proceeds will be used for general corporate purposes.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations through the use of foreign exchange forward contracts to minimize this risk. Additional information is presented in the Notes to Consolidated Financial Statements (Note E). Quantitative and qualitative disclosures about market risk for financial instruments are presented on pages F-11 through F-12.

Capital expenditures, net of construction allowances, totaled approximately $1.0 billion in fiscal 2001. The majority of these expenditures was used for expansion of the store base, headquarters and equipment, and information technology. These expenditures resulted in a net increase in store space of approximately 5.0 million square feet, or 16 percent, due to a net addition of 495 new store concepts, the expansion of 311 store concepts and the remodeling of certain stores. Capital expenditures for fiscal 2000 and 1999 were $1.8 billion and $1.2 billion, respectively, resulting in a net increase in store space of 7.4 million square feet in fiscal 2000 and 5.2 million square feet in fiscal 1999.

For fiscal 2002, we expect capital expenditures to be about $400 million, net of construction allowances. Store capital is estimated to be about $210 million of total capital expenditures, with about $145 million for new stores and about $65 million for remodels. Of the remaining capital spending, about $130 million is for information technology, with the balance split between distribution centers and headquarters. We expect to fund such capital expenditures with cash flows from operations and other sources of financing. New stores are generally expected to be leased.

Net square footage growth is expected to be approximately 3 percent for fiscal 2002. Our store growth plan for fiscal 2002 is as follows:

Fiscal 2002
	Number of Store Concepts	Number of Store Locations	Square Feet
Gap Domestic	70-75	20-25	1-3%
Gap International	30-35	10-15	1-3%
Banana Republic	15-20	15-20	3-5%
Old Navy	55-60	55-60	4-6%

Total	170-190	100-120	About 3%

Since the beginning of fiscal 2000, Gap brand stores have been reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location. In the table above we present the number of store concepts and the number of locations.

During fiscal 1998, we purchased land in San Francisco to construct an additional headquarters facility. We commenced construction on this facility during the third quarter of fiscal 1998, and it was partially opened during the first quarter of fiscal 2001. Construction was completed during the third quarter of fiscal 2001. The total project cost was approximately $235 million.

We commenced construction on several distribution facilities in the second and third quarters of fiscal 2000. All facilities except one were opened by the end of fiscal 2001. The estimated remaining cost for the distribution facility still under construction is approximately $13.3 million, of which $5.4 million is expected to be incurred in fiscal 2002 and $7.9 million is expected to be incurred in fiscal 2003. This distribution facility is estimated to open during the first quarter of fiscal 2003.

We purchased a distribution site and building in Ontario, Canada, during the first quarter of fiscal 2000 to support initial international expansion plans for the Old Navy business. We remodeled the facility, and it was opened during the first quarter of fiscal 2001. The total project cost was approximately $65 million.

Related Party Transactions

We have an agreement with Fisher Development, Inc. (“FDI”), a company wholly owned by the brother of our chairman and the brother’s immediate family, setting forth the terms under which FDI may act as one of our general contractors in connection with our construction activities. FDI acted as general contractor for 282, 675 and 547 new store concepts’ leasehold improvements and fixtures during fiscal 2001, 2000 and 1999, respectively. The agreement with FDI is reviewed annually by the Audit and Finance Committee of the Board of Directors.

New Accounting Pronouncements

During fiscal 2001, we adopted EITF Issue 00-14, Accounting for Certain Sales Incentives. This Issue provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers. The adoption of this issue did not have a material impact on our financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have any impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for all fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not expect that the adoption of SFAS 142 will have a significant impact on our financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table on the right provides information about our market sensitive financial instruments as of February 2, 2002, and February 3, 2001.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations through the use of foreign exchange forward contracts to minimize this risk. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan. These contracts are entered into with large reputable financial institutions, thereby minimizing the risk of credit loss. Additional information is presented in the Notes to Consolidated Financial Statements (Note E).

During fiscal 1997, we issued $500 million aggregate principal amount of debt securities, due September 15, 2007, with a fixed interest rate of 6.9 percent. Interest on these debt securities is payable semi-annually. These debt securities are recorded in the balance sheet at their issuance amount net of unamortized discount.

During fiscal 1999, our Japanese subsidiary, Gap (Japan) KK, issued $50 million aggregate principal amount of debt securities due March 1, 2009, with a fixed interest rate of 6.25 percent, payable in U.S. dollars. Interest on these debt securities is payable semi-annually. We swapped the interest and principal payable under these debt securities to Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded in the balance sheet at their fair market value as of February 2, 2002.

During fiscal 1999, our Netherlands subsidiary, Gap International B.V., issued debt securities in the aggregate principal amount of 250 million Euro, approximately $262 million at issuance, with a fixed interest rate of 5.0 percent, due September 30, 2004. Interest on these debt securities is payable semi-annually. These debt securities are recorded in the balance sheet at their issuance amount net of unamortized discount and are translated into U.S. dollars at the period-end exchange rate.

In April 2001, we issued $500 million aggregate principal amount of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. Interest on the notes is payable semi-annually. The notes are recorded in the balance sheet at their issuance amount net of unamortized discount. In connection with the debt issuance, we entered into forward rate agreements in order to reduce interest rate risk. The agreements were settled in the first quarter of fiscal 2001, and the net losses of approximately $2.2 million associated with these agreements are amortized over the life of the debt securities.

In November 2001, we issued $200 million aggregate principal amount of debt securities at an original annual interest rate of 8.15 percent, due December 15, 2005, and $500 million aggregate principal amount of debt securities at an original annual interest rate of 8.8 percent, due December 15, 2008. Interest on the notes of each series is payable semi-annually. The interest rates payable are subject to increase by 175 basis points effective June 15, 2002, as a result of downgrades to our credit rating. These debt securities are recorded in the balance sheet at their issuance amount net of unamortized discount.

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible bonds due March 15, 2009, at par and received the net proceeds thereof in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002.

By entering into the fixed-rate borrowings, we avoid interest rate risk from variable rate fluctuations. A portion of our fixed-rate borrowings used to finance foreign operations is denominated in foreign currencies. By borrowing and repaying the loans in local currencies, we avoid the risk associated with exchange rate fluctuations.

(Amounts in thousands except average contract rate)			Notional Maturity Dates
	Average Contract Rate	Notional Amount in Local Currency	2002	2003	2004	2005	2006 and Beyond (a)	Unrealized Gain (Loss) in U.S. Dollars (b)
Foreign Exchange Forward Contracts
Sell Contracts—Merchandise Hedges
British Pounds for U.S. Dollars	0.72	118,800	118,800	—	—	—	—	(1,007)
Canadian Dollars for U.S. Dollars	1.55	229,200	229,200	—	—	—	—	3,927
Euros for U.S. Dollars	1.13	29,000	29,000	—	—	—	—	812
Euros for British Pounds	1.65	41,800	41,800	—	—	—	—	(341)
Japanese Yen for U.S. Dollars	122.78	14,593,600	14,593,600	—	—	—	—	8,196
Buy Contracts—Merchandise Hedges
Euros for U.S. Dollars	1.14	29,854	29,854	—	—	—	—	(564)
Sell Contracts—Loan Hedges
U.S. Dollars for Euros	1.06	6,300	325	325	325	5,325	—	(1,023)
British Pounds for Japanese Yen	0.01	21,720	430	430	430	20,430	—	(6,141)
British Pounds for Euros	0.66	27,190	2,173	2,173	2,173	20,671	—	(1,899)
Canadian Dollars for U.S. Dollars	1.44	121,395	7,111	7,111	7,111	100,062	—	7,307
Canadian Dollars for Japanese Yen	0.01	40,167	40,167	—	—	—	—	(62)
Buy Contracts—Loan Hedges
Japanese Yen for Euros	0.01	540,824	—	—	—	540,824	—	(889)
Japanese Yen for British Pounds	0.01	4,000,000	—	4,000,000	—	—	—	(3,508)
Euros for British Pounds	0.66	116,500	5,500	5,500	105,500	—	—	(6,068)
Interest Rate and Principal Swap
Japanese Yen for U.S. Dollars	121.60	6,080,000	—	—	—	—	6,080,000	3,375

Total foreign exchange forward contracts and interest rate and principal swap								2,115

	Feb. 2, 2002		Feb. 3, 2001
($ in thousands)	Carrying Amount in U.S. Dollars	Fair Value (c)	Carrying Amount in U.S. Dollars	Fair Value (c)
Notes payable, due 2001	$—	$—	$250,000	$249,930
Notes payable, due 2003	499,897	470,000	—	—
Notes payable, due 2004	215,589	174,596	234,002	218,510
Notes payable, due 2005	199,553	183,000	—	—
Notes payable, due 2007	497,688	420,000	497,277	501,590
Notes payable, due 2008	498,873	467,500	—	—
Notes payable, due 2009	49,797	39,000	48,967	48,967

Total long-term debt, including current maturities	$1,961,397	$1,754,096	$1,030,246	$1,018,997

(a)	No amounts mature in 2006.
(b)
The unrealized gain (loss) represents the effect of the changes in the forward rates compared to the average contract rates at February 2, 2002. Approximately $13 million of pre-tax unrealized gain was included in Accumulated Other Comprehensive Losses at February 2, 2002. Approximately $11 million of pre-tax unrealized loss was recognized in the consolidated statements of earnings for fiscal 2001, generally offset by a corresponding valuation adjustment of the hedged items.

(c)	Based on the rates at which we could borrow funds with similar terms and remaining maturities at the dates presented.

MANAGEMENT’S REPORT ON FINANCIAL INFORMATION

Management is responsible for the integrity and consistency of all financial information presented in the Annual Report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include certain amounts based on Management’s best estimates and judgments.

In fulfilling its responsibility for the reliability of financial information, Management has established and maintains accounting systems and procedures appropriately supported by internal accounting controls. Such controls include the selection and training of qualified personnel, an organizational structure providing for division of responsibility, communication of requirement for compliance with approved accounting control and business practices and a program of internal audit. The extent of the Company’s system of internal accounting control recognizes that the cost should not exceed the benefits derived and that the evaluation of those factors requires estimates and judgments by Management. Although no system can ensure that all errors or irregularities have been eliminated, Management believes that the internal accounting controls in use provide reasonable assurance, at reasonable cost, that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with Management’s authorization and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. The financial statements of the Company have been audited by Deloitte & Touche LLP, independent auditors, whose report appears below.

The Audit and Finance Committee (the “Committee”) of the Board of Directors is comprised solely of directors who are not officers or employees of the Company. The Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with Management, the independent auditors and the internal auditors to ensure that they are carrying out their responsibilities. The Committee also reviews and monitors the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Deloitte & Touche LLP and the internal auditors have full and free access to the Committee, with and without Management’s presence.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. (the “Company”) and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, shareholders’ equity, and of cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and its subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note L, the accompanying consolidated balance sheet as of February 2, 2002, and the consolidated statement of cash flows for the fiscal year ended February 2, 2002, have been restated.

/s/ Deloitte & Touche LLP

San Francisco, California
March 12, 2002 (November 18, 2002 as to Note L)

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended Feb. 2, 2002	Percentage to Sales	53 Weeks Ended Feb. 3, 2001	Percentage to Sales	52 Weeks Ended Jan. 29, 2000	Percentage to Sales
($ in thousands except share and per share amounts)
Net sales	$13,847,873	100.0%	$13,673,460	100.0%	$11,635,398	100.0%
Costs and expenses
Cost of goods sold and occupancy expenses	9,704,389	70.1	8,599,442	62.9	6,775,262	58.2
Operating expenses	3,805,968	27.5	3,629,257	26.5	3,043,432	26.2
Interest expense	109,190	0.8	74,891	0.5	44,966	0.4
Interest income	(13,315)	(0.1)	(12,015)	0.0	(13,211)	(0.1)

Earnings before income taxes	241,641	1.7	1,381,885	10.1	1,784,949	15.3
Income taxes	249,405	1.8	504,388	3.7	657,884	5.6

Net earnings (loss)	$(7,764)	(0.1%)	$877,497	6.4%	$1,127,065	9.7%

Weighted-average number of shares—basic	860,255,419		849,810,658		853,804,924
Weighted-average number of shares—diluted	860,255,419		879,137,194		895,029,176
Earnings (loss) per share—basic	$(0.01)		$1.03		$1.32
Earnings (loss) per share—diluted (a)	(0.01)		1.00		1.26

See Notes to Consolidated Financial Statements.

(a)
Diluted losses per share for the 52 weeks ended February 2, 2002, are computed using the basic weighted average number of shares outstanding and exclude 13,395,045 dilutive shares as their effects are antidilutive when applied to losses.

CONSOLIDATED BALANCE SHEETS

	Feb. 2, 2002(As Restated, See Note L)	Feb. 3, 2001
($ in thousands except share and par value)
ASSETS
Current Assets
Cash and equivalents	$1,035,749	$408,794
Merchandise inventory	1,768,613	1,904,153
Other current assets	331,685	335,103

Total current assets	3,136,047	2,648,050

Property and Equipment
Leasehold improvements	2,127,966	1,899,820
Furniture and equipment	3,327,819	2,826,863
Land and buildings	917,055	558,832
Construction-in-progress	246,691	615,722

	6,619,531	5,901,237
Accumulated depreciation and amortization	(2,458,241)	(1,893,552)

Property and equipment, net	4,161,290	4,007,685

Lease rights and other assets	385,486	357,173

Total assets	$7,682,823	$7,012,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable	$41,889	$779,904
Current maturities of long-term debt	—	250,000
Accounts payable	1,196,614	1,067,207
Accrued expenses and other current liabilities	909,227	702,033

Total current liabilities	2,147,730	2,799,144

Long-Term Liabilities
Long-term debt	1,961,397	780,246
Deferred lease credits and other liabilities	564,115	505,279

Total long-term liabilities	2,525,512	1,285,525

Shareholders’ Equity

Common stock $.05 par value Authorized 2,300,000,000 shares; issued 948,597,949 and 939,222,871 shares; outstanding 865,726,890 and 853,996,984 shares	47,430	46,961
Additional paid-in capital	461,408	294,967
Retained earnings	4,890,375	4,974,773
Accumulated other comprehensive losses	(61,824)	(20,173)
Deferred compensation	(7,245)	(12,162)
Treasury stock, at cost	(2,320,563)	(2,356,127)

Total shareholders’ equity	3,009,581	2,928,239

Total liabilities and shareholders’ equity	$7,682,823	$7,012,908

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended Feb. 2, 2002 (As Restated, See Note L)	53 Weeks Ended Feb. 3, 2001	52 Weeks Ended Jan. 29, 2000
($ in thousands)
Cash Flows from Operating Activities
Net earnings (loss)	$(7,764)	$877,497	$1,127,065
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	810,486	590,365	436,184
Tax benefit from exercise of stock options and vesting of restricted stock	58,444	130,882	211,891
Deferred income taxes	(28,512)	(38,872)	2,444
Change in operating assets and liabilities:
Merchandise inventory	121,570	(454,595)	(404,211)
Prepaid expenses and other	(13,303)	(61,096)	(55,519)
Accounts payable	133,702	249,545	118,121
Accrued expenses	220,826	(56,541)	(5,822)
Deferred lease credits and other long-term liabilities	22,390	54,020	47,775

Net cash provided by operating activities	1,317,839	1,291,205	1,477,928

Cash Flows from Investing Activities
Net purchase of property and equipment	(940,078)	(1,858,662)	(1,238,722)
Acquisition of lease rights and other assets	(10,549)	(16,252)	(39,839)

Net cash used for investing activities	(950,627)	(1,874,914)	(1,278,561)

Cash Flows from Financing Activities
Net increase (decrease) in notes payable	(734,927)	621,420	84,778
Proceeds from issuance of long-term debt	1,194,265	250,000	311,839
Payments of long-term debt	(250,000)	—	—
Issuance of common stock	139,105	152,105	114,142
Net purchase of treasury stock	(785)	(392,558)	(745,056)
Cash dividends paid	(76,373)	(75,488)	(75,795)

Net cash provided by (used for) financing activities	271,285	555,479	(310,092)

Effect of exchange rate fluctuations on cash	(11,542)	(13,328)	(4,176)

Net increase (decrease) in cash and equivalents	626,955	(41,558)	(114,901)
Cash and equivalents at beginning of year	408,794	450,352	565,253

Cash and equivalents at end of year	$1,035,749	$408,794	$450,352

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock						Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumalated Other Comprehensuve Earnings (Loss)	Deferred Compensation	Shares	Amount	Total	Comprehensive Earnings (Loss)
($ in thousands except share and per share amounts)
Balance at January 30, 1999	997,496,214	$49,875	$349,037	$3,121,360	$(12,518)	$(31,675)	(139,536,182)	$(1,902,400)	$1,573,679	$827,251

Issuance of common stock pursuant to stock option plans	9,933,713	497	81,456			(9,186)			72,767
Net cancellations of common stock pursuant to management incentive restricted stock plans	(73,137)	(4)	2,583			(3,411)			(832)
Tax benefit from exercise of stock options by employees and from vesting of restricted stock			211,891						211,891
Adjustments for foreign currency translation ($3,305) and fluctuations in fair market value of financial instruments ($2,454)					5,759				5,759	5,759
Amortization of restricted stock and discounted stock options			72			21,122			21,194
Purchase of treasury stock			4,276				(18,500,000)	(745,056)	(740,780)
Reissuance of treasury stock			20,175				1,178,333	17,756	37,931
Net earnings				1,127,065					1,127,065	1,127,065
Cash dividends ($.09 per share)				(75,629)					(75,629)

Balance at January 29, 2000	1,007,356,790	$50,368	$669,490	$4,172,796	$(6,759)	$(23,150)	(156,857,849)	$(2,629,700)	$2,233,045	$1,132,824

Issuance of common stock pursuant to stock option plans	13,078,981	654	115,167			(4,249)			111,572
Net cancellations of common stock pursuant to management incentive restricted stock plans	(185,563)	(10)	(364)			(919)			(1,293)
Tax benefit from exercise of stock options by employees and from vesting of restricted stock			130,882						130,882
Adjustments for foreign currency translation					(24,286)				(24,286)	(24,286)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of $8,131					10,872				10,872	10,872
Amortization of restricted stock and discounted stock options			45			16,156			16,201
Purchase of treasury stock			1,873				(11,020,038)	(392,558)	(390,685)
Reissuance of treasury stock			15,458				1,624,663	24,496	39,954
Retirement of treasury stock	(81,027,337)	(4,051)	(637,584)				81,027,337	641,635	—
Net earnings				877,497					877,497	877,497
Cash dividends ($.09 per share)				(75,520)					(75,520)

Balance at February 3, 2001	939,222,871	$46,961	$294,967	$4,974,773	$(20,173)	$(12,162)	(85,225,887)	$(2,356,127)	$2,928,239	$864,083

Issuance of common stock pursuant to stock option plans	9,346,228	468	107,130			(5,006)			102,592
Net issuance of common stock pursuant to management incentive restricted stock plans	28,850	1	683			(704)			(20)
Tax benefit from exercise of stock options by employees and from vesting of restricted stock			58,444						58,444
Adjustments for foreign currency translation									(33,534)	(33,534)
Adjustments for fluctuations in fair market value of financial instruments, net of tax of ($5,793)					(33,534)				(8,117)	(8,117)
Amortization of restricted stock and discounted stock options					(8,117)				10,627
Purchase of treasury stock						10,627	(34,500)	(785)	(785)
Reissuance of treasury stock			184				2,389,328	36,349	36,533
Net earnings (loss)				(7,764)					(7,764)	(7,764)
Cash dividends ($.09 per share)				(76,634)					(76,634)

Balance at February 2, 2002	948,597,949	$47,430	$461,408	$4,890,375	$(61,824)	$(7,245)	(82,871,059)	$(2,320,563)	$3,009,581	$(49,415)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the 52 Weeks Ended February 2, 2002 (Fiscal 2001), 53 Weeks Ended February 3, 2001 (Fiscal 2000) and 52
Weeks Ended January 29, 2000 (Fiscal 1999).

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Gap Inc. (the “Company,” “we,” “our”) is a global specialty retailer selling casual apparel, personal care and other accessories for men, women and children under a variety of brand names including Gap, Banana Republic and Old Navy. Our principal markets consist of the United States, Canada, Europe and Japan with the United States being the most significant. We sell our products through both traditional retail stores and online stores.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated.

Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. Resulting translation adjustments are included in Accumulated Other Comprehensive Earnings (Loss) in shareholders’ equity.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years 2001, 2000 and 1999 consisted of 52, 53 and 52 weeks, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less. Outstanding checks classified in Accounts Payable on the balance sheet totalled $120 million and $168 million as of the end of fiscal 2001 and 2000, respectively.

Merchandise Inventory

Inventory is valued using the cost method which values inventory at the lower of the actual cost or market, at the individual item level. Cost is determined using the FIFO (first-in, first-out) method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. Inventory value is reduced immediately when the selling price is marked down below cost. We estimate shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements for offices and stores	Life of the lease, not to exceed 12 years
Furniture and equipment	Up to 10 years
Buildings	39 years

Interest costs related to assets under construction are capitalized during the construction period. Interest of $25 million, $41 million and $25 million was capitalized in fiscal 2001, 2000 and 1999, respectively.

Lease Rights

Temporary lease rights are recorded at cost and are amortized over the estimated useful lives of the respective leases, not to exceed 20 years.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the discounted future cash flows of the asset. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed which are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most store closures occur upon the lease expiration. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Advertising

Costs associated with the production of advertising, such as writing copy, printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Direct response costs of catalogs are capitalized and amortized over the expected lives of the related catalogs, not to exceed six months. Advertising costs were $423 million, $487 million and $504 million in fiscal 2001, 2000 and 1999, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

Stock-based Awards

We account for stock-based awards using the intrinsic value-based method of accounting, under which no compensation cost is recognized for stock option awards granted at fair market value. Restricted stock and discounted stock option awards, which are granted at less than fair market value, result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders’ equity and is amortized to Operating Expenses over the vesting period of the stock award. We amortize deferred stock compensation for each vesting layer of a stock award using the straight-line method.

Segments

Our brands have been aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by our three brands. Revenues of international retail operations were $1.8 billion, $1.7 billion and $1.3 billion, and represented 13.1 percent, 12.2 percent and 11.3 percent of our revenues for fiscal 2001, 2000 and 1999, respectively. Long-term assets of international operations, including retail and sourcing, were $618 million and $629 million, and represented 13.6 percent and 14.4 percent of our long-term assets as of the end of fiscal 2001 and 2000, respectively.

Derivatives

We record the fair value of derivatives and hedged firm commitments on the balance sheet. See Note E for further discussion.

Revenue Recognition

We recognize revenue for store sales at the point at which the customer pays at the register. For online and catalog sales, revenue is recognized at the time goods are shipped. Allowances for estimated returns are recorded for store sales as well as online and catalog sales.

Reclassifications

Certain amounts from the prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

Accounting Pronouncements

During fiscal 2001, we adopted EITF Issue 00-14, Accounting for Certain Sales Incentives. This Issue provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers. The adoption of this issue did not have a material impact on our financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have any impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for all fiscal years beginning after December 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not expect that the adoption of SFAS 142 will have a significant impact on our financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We do not expect that the adoption of SFAS 144 will have a significant impact on our financial statements.

NOTE B: DEBT AND OTHER CREDIT ARRANGEMENTS

As of fiscal 2001 year-end our principal lines of credit were provided by two credit facilities, under which we had committed lines of credit totaling $1.45 billion used for commercial paper backup and letter of credit issuance. We also have uncommitted lines under which we issue trade letters of credit, as well as international overdraft facilities. A summary of our credit facilities in place as of February 2, 2002, is as follows:

	For Commercial Paper Issuance	For Trade Letters of Credit Issuance	Other	Total
($ in millions)
Committed (expires)
364 day revolver (June 2002) (a)	$900	$400	$—	$1,300
5 year revolver (June 2005)	150	—	—	150

Total committed lines	1,050	400	—	1,450

Uncommitted
Trade letter of credit lines	—	1,155	—	1,155
International overdraft facilities	—	—	249	249

Total uncommitted lines	$—	$1,155	$249	$1,404

(a)	$200 million of the amount reserved for commercial paper backup may be reallocated to provide backup for letters of credit.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded on the balance sheet at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Vendor payables are paid directly to the vendor by us when the required documents are presented.

At February 2, 2002, we had $42 million in commercial paper notes outstanding and $329 million in trade letters of credit issued under the committed lines. Additionally, we had $572 million in trade letters of credit issued under the uncommitted lines.

Our credit agreements are subject to our not exceeding a debt to EBITDA ratio of 3:1. At February 2, 2002, we were in compliance with this financial covenant at a debt to EBITDA ratio of 1.7:1. Subsequent to year-end, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured revolving credit facility. See Note K for further discussion.

In April 2001, we issued $500 million aggregate principal amount of debt securities at a fixed annual interest rate of 5.625 percent, due May 1, 2003. The net proceeds were used for general corporate purposes, including expansion of stores, distribution centers and headquarters facilities. In connection with the debt issuance, we entered into forward rate agreements in order to reduce interest rate risk. The agreements were settled in the first quarter of fiscal 2001 and the net losses of approximately $2.2 million associated with these agreements are amortized over the life of the debt securities. The fair value of the debt securities at February 2, 2002, was approximately $470 million, based on the current rates at which we could borrow funds with similar terms and remaining maturities. The debt securities are recorded in the balance sheet at their issuance amount net of unamortized discount.

In November 2001, we issued $200 million aggregate principal amount of debt securities at an original annual interest rate of 8.15 percent, due December 15, 2005 (the “2005 notes”), and $500 million aggregate principal amount of debt securities at an original annual interest rate of 8.8 percent, due December 15, 2008 (the “2008 notes”). Interest on the notes of each series is payable semi-annually. The interest rate payable on the notes of each series is subject to adjustment from time to time if either Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Service

(“Standard & Poor’s”) reduces the rating ascribed to the notes below Baa2, in the case of Moody’s, or below BBB+, in the case of Standard & Poor’s. The interest rate payable on the notes will be increased by 0.25 percent for each rating category downgrade by either rating agency. In addition, if Moody’s or Standard & Poor’s subsequently increases the rating ascribed to the notes, the ongoing interest rate then payable on the notes will be decreased by 0.25 percent for each rating category upgrade by either rating agency up to Baa2, in the case of Moody’s, or BBB+, in the case of Standard & Poor’s. In no event will the interest rate be reduced below the original interest rate payable on the notes. There is no limit to the number of times the interest rate payable on the notes can be adjusted. As a result of the recent downgrades in our long-term credit ratings, the interest rates payable by us on $700 million of our outstanding notes are subject to increase by 175 basis points, effective June 15, 2002, to 9.90 percent per annum on the 2005 notes and 10.55 percent per annum on the 2008 notes. The fair value of the notes at February 2, 2002, was approximately $651 million, based on the current rates at which we could borrow funds with similar terms and remaining maturities. The notes are recorded in the balance sheet at their issuance amount net of unamortized discount.

Gross interest payments were approximately $117 million, $104 million and $54 million in fiscal 2001, 2000 and 1999, respectively.

A summary of our long-term debt is as follows:

	Carrying Amount in U.S. Dollars
($ in thousands)	Feb. 2, 2002	Feb. 3, 2001
Notes payable, variable, interest due semi-annually, due 2001	$—	$250,000
Notes payable, 5.625%, interest due semi-annually, due 2003	499,897	—
Notes payable, 5.0%, interest due annually, due 2004	215,589	234,002
Notes payable, 8.15%, interest due semi-annually, due 2005 (a)	199,553	—
Notes payable, 6.9%, interest due semi-annually, due 2007	497,688	497,277
Notes payable, 8.80%, interest due semi-annually, due 2008 (a)	498,873	—
Notes payable, 6.25%, interest due semi-annually, due 2009	49,797	48,967

Total long-term debt, including current maturities	$1,961,397	$1,030,246

(a)	The interest rates on these notes are subject to adjustments as described above.

NOTE C: INCOME TAXES

Income taxes consisted of the following:

	52 Weeks Ended Feb. 2, 2002	53 Weeks Ended Feb. 3, 2001	52 Weeks Ended Jan. 29, 2000
($ in thousands)
Current
Federal	$110,206	$442,264	$549,107
State	56,454	47,814	62,357
Foreign	108,922	53,182	43,976

Total current	275,582	543,260	655,440

Deferred
Federal	(18,917)	(30,005)	(3,815)
State	1,650	(8,082)	7,044
Foreign	(8,910)	(785)	(785)

Total deferred	(26,177)	(38,872)	2,444

Total provision	$249,405	$504,388	$657,884

The foreign component of pretax earnings before eliminations and corporate allocations in fiscal 2001, 2000 and 1999 was approximately $282 million, $334 million and $226 million, respectively. No provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as it is our intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. Accumulated undistributed earnings of foreign subsidiaries were approximately $709 million at February 2, 2002.

The difference between the effective income tax rate and the U.S. federal income tax rate is summarized as follows:

	52 Weeks Ended Feb. 2, 2002	53 Weeks Ended Feb. 3, 2001	52 Weeks Ended Jan. 29, 2000
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.5	1.8	2.5
Foreign	9.4	(1.0)	(0.1)
Other	1.1	0.7	(0.5)

Tax rate before charge	49.0%	36.5%	36.9%
Tax charge (a)	54.2	—	—

Effective tax rate	103.2%	36.5%	36.9%

(a)
The tax charge of $131 million primarily reflects our current estimate of probable settlements of foreign and domestic tax audits. Any cash amounts owed will be paid over the next several years and are not expected to be material in any one year.

Deferred tax assets (liabilities) consisted of the following:

	Feb. 2, 2002	Feb. 3, 2001
($ in thousands)
Compensation and benefits accruals	$57,892	$47,930
Scheduled rent	61,432	61,741
Inventory capitalization	49,384	52,880
Nondeductible accruals	23,121	20,678
Other	56,157	48,510

Gross deferred tax assets	247,986	231,739

Depreciation	(14,816)	(25,281)
Fair value of financial instruments included in Accumulated Other Comprehensive Earnings (Loss)	(5,793)	(8,131)
Other	(9,246)	(8,711)

Gross deferred tax liabilities	(29,855)	(42,123)

Net deferred tax assets	$218,131	$189,616

Net deferred tax assets at February 2, 2002, and February 3, 2001, are included in Other Current Assets (approximately $78 million and $76 million, respectively), and Lease Rights and Other Assets (approximately $140 million and $113 million, respectively) in the Consolidated Balance Sheets.

NOTE D: LEASES

We lease most of our store premises and some of our headquarters facilities and distribution centers. These leases expire at various dates through 2033.

The aggregate minimum non-cancelable annual lease payments under leases in effect on February 2, 2002, are as follows:

Fiscal Year	($ in thousands)
2002	$816,130
2003	771,061
2004	718,421
2005	611,597
2006	476,995
Thereafter	1,844,360

Total minimum lease commitment	$5,238,564

Many leases also provide for payment of operating expenses, real estate taxes and additional rent based on a percentage of sales. No lease directly imposes any restrictions relating to leasing in other locations, other than radius clauses.

Many leases we enter into include options that may extend the lease term beyond the initial commitment periods (periods ranging up to 35 years), subject to terms agreed to at lease inception. Some leases also include early termination options which can be exercised under specific conditions.

For leases that contain predetermined fixed escalations of the minimum rentals, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. At February 2, 2002, and February 3, 2001, this liability amounted to approximately $178 million and $180 million, respectively.

Cash or rent abatements received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion is included in Deferred Lease Credits and Other Liabilities. At February 2, 2002, and February 3, 2001, the long-term deferred credit was approximately $303 million and $250 million, respectively.

Rental expense for all operating leases was as follows:

	52 Weeks Ended Feb. 2, 2002	53 Weeks Ended Feb. 3, 2001	52 Weeks Ended Jan. 29, 2000
($ in thousands)
Minimum rentals	$788,123	$705,760	$561,994
Contingent rentals	135,184	135,406	114,484

Total	$923,307	$841,166	$676,478

NOTE E: FINANCIAL INSTRUMENTS

Derivative Financial Instruments

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations through the use of foreign exchange forward contracts to minimize this risk. Forward contracts used to hedge forecasted merchandise purchases are designated as cash-flow hedges. Forward contracts used to hedge merchandise purchases based on firm commitments are designated as fair-value hedges. At February 2, 2002, we had contracts maturing at various dates through January 2003 to buy and sell the equivalent of approximately $520 million in foreign currencies (Buy contracts: approximately 30 million Euro; Sell contracts: approximately 119 million British pounds, 229 million Canadian dollars, 71 million Euro and 14.6 billion Japanese yen) at the contracted rates.

Changes in the fair value of forward contracts designated as fair-value hedges, along with the offsetting changes in fair value of the related firm commitments to purchase foreign merchandise, are recorded in Cost of Goods Sold and Occupancy Expenses in the current period. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of comprehensive earnings, and are recognized in Cost of Goods Sold and Occupancy Expenses in the period in which the hedged merchandise inventory is sold. Approximately $5.5 million included in Accumulated Other Comprehensive Earnings (Loss) at February 2, 2002, will be recognized in Costs of Goods Sold and Occupancy Expenses over the next 12 months. The majority of the critical terms of the forward contracts, and the respective firm commitments and forecasted foreign purchase transactions, are essentially the same. As a result, there were no amounts reflected in fiscal 2001 earnings resulting from hedge ineffectiveness.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan. Gains and losses on the currency forward contracts, as well as on the underlying loans, are recognized in Operating Expenses in the same period and generally offset.

NOTE F: EMPLOYEE BENEFIT AND INCENTIVE STOCK COMPENSATION PLANS

Retirement Plans

We have a qualified defined contribution retirement plan, called GapShare, which is available to employees who meet certain age and service requirements. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the plan, we match in cash all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our contributions to the retirement plan in fiscal 2001, 2000 and 1999 were approximately $23 million, $18 million and $16 million, respectively.

A nonqualified Executive Deferred Compensation Plan established on January 1, 1999, allows eligible employees to defer compensation up to a maximum amount. We do not match employees’ contributions under the current plan.

A Deferred Compensation Plan was established on August 26, 1997, for nonemployee members of the Board of Directors. Under this plan, Board members may elect to defer receipt on a pre-tax basis of eligible compensation for serving as nonemployee directors of the Company. In exchange for compensation deferred, Board members are granted discounted stock options to purchase shares of our common stock. All options are fully exercisable upon the date granted and expire seven years after grant or three years after retirement from the Board, if earlier. We may issue up to 675,000 shares under the plan. Outstanding options at February 2, 2002, February 3, 2001, and January 29, 2000, were 101,282, 94,842 and 74,461, respectively.

Incentive Stock Compensation Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996. The Board authorized 93,341,342 shares for issuance under the 1996 Plan, which includes shares available under the Management Incentive Restricted Stock Plan (“MIRSP”) and an earlier stock option plan established in 1981, both of which were superseded by the 1996 Plan. The 1996 Plan empowers the Compensation and Stock Option Committee of the Board of Directors (the “Committee”) to award compensation primarily in the form of nonqualified stock options or restricted stock to key employees. The 1999 Stock Option Plan (the “1999 Plan”) was established on March 29, 1999. The Board authorized 22,500,000 shares for issuance under the 1999 Plan. On April 3, 2001, the Board authorized an additional 30,000,000 shares, increasing the number of shares available for issuance under the 1999 plan to 52,500,000 shares. The 1999 Plan empowers the Committee to award nonqualified stock options to non-officers. Stock options generally expire 10 years from the grant date or one year after the date of retirement or death, if earlier. Stock options generally vest over a three-year period, with shares becoming exercisable in full on the third anniversary of the grant date or over a four-year period, with shares becoming exercisable in equal annual installments of 25 percent. Nonqualified stock options are generally issued at fair market value but may be issued at prices less than the fair market value at the date of grant or at other prices as determined by the Committee. Total compensation cost for those stock options issued at less than fair market value and for the restricted shares issued was approximately $8 million, $10 million and $19 million in fiscal 2001, 2000 and 1999, respectively.

In 1998, we established a stock option plan for non-officers, called Stock Up On Success, under which eligible employees received nonqualified stock options. During fiscal 2001, there were no options granted to employees under the plan. The plan was discontinued as of January 10, 2002.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (the “ESPP”) under which eligible U.S. employees may purchase our common stock at 85 percent of the lower of the closing price of our common stock on the New York Stock Exchange on the first or last day of the six-month purchase period. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 2,350,049, 1,624,663 and 1,178,333 shares issued under the plan during fiscal 2001, 2000 and 1999, respectively. All shares were acquired from reissued treasury stock. At February 2, 2002, there were 2,810,094 shares reserved for future subscriptions. In January 2002, the Board of Directors amended the ESPP to reserve an additional 11,000,000 shares of common stock for issuance under the ESPP, subject to approval of shareholders at our 2002 Annual Meeting of Shareholders.

During fiscal 2000, we established an Employee Stock Purchase Plan for employees in the United Kingdom. Under the plan, all eligible employees may purchase our common stock at the lower of the closing price of our common stock on the first or last day of the six-month purchase period on the New York Stock Exchange. We will provide a share match for every seven shares purchased. Employees pay for their stock purchases through payroll deductions from (pound)10 to (pound)125 per month, not to exceed the lesser of either (pound)750 per each six-month purchase period or 10 percent of gross annual base salary per tax year. At February 2, 2002, (pound)1 was equivalent to $1.42. There were 25,035 shares issued under the plan during fiscal 2001. All shares were acquired from reissued treasury stock. At February 2, 2002, there were 974,965 shares reserved for future subscriptions.

NOTE G: SHAREHOLDERS’ EQUITY AND STOCK OPTIONS

Common and Preferred Stock

We are authorized to issue 60,000,000 shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis; transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued.

The Board of Directors is authorized to issue 30,000,000 shares of one or more series of preferred stock and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the shareholders. No preferred shares have been issued.

Stock Options

Under our stock option plans, nonqualified options to purchase common stock are granted to officers, directors and eligible employees at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation and Stock Option Committee of the Board of Directors.

Stock option activity for all employee benefit plans was as follows:

	Shares	Weighted-Average Exercise Price
Balance at January 30, 1999	97,258,035	$11.69

Granted	11,780,067	42.15
Exercised	(9,942,133)	7.50
Canceled	(6,582,343)	17.30

Balance at January 29, 2000	92,513,626	$15.61

Granted	28,593,295	33.66
Exercised	(13,090,888)	8.82
Canceled	(10,939,938)	20.44

Balance at February 3, 2001	97,076,095	$21.29

Granted	30,450,716	15.85
Exercised	(9,367,810)	11.27
Canceled	(9,027,433)	29.12

Balance at February 2, 2002	109,131,568	$19.95

Outstanding options at February 2, 2002, have expiration dates ranging from March 2002 to February 2012.

At February 2, 2002, we reserved 153,933,077 shares of our common stock, including 1,172,783 treasury shares, for the exercise of stock options. There were 44,245,584, 35,810,440 and 53,480,298 shares available for granting of options at February 2, 2002, February 3, 2001, and January 29, 2000, respectively. Options for 44,670,144, 27,675,466 and 15,682,738 shares were exercisable as of February 2, 2002, February 3, 2001, and January 29, 2000, respectively, and had a weighted-average exercise price of $14.21, $9.59 and $7.76 for those respective periods.

The following table summarizes information about stock options outstanding at February 2, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at Feb. 2, 2002	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable at Feb. 2, 2002	Weighted-Average Exercise Price
$ 3.46 to $ 9.80	28,880,028	3.15	$ 7.13	26,970,967	$ 7.16
9.87 to 15.16	28,174,182	9.37	14.22	1,613,873	14.01
15.32 to 25.99	29,630,752	7.35	22.22	12,143,755	21.31
26.19 to 59.23	22,446,606	7.84	40.65	3,941,549	40.66

$ 3.46 to $59.23	109,131,568	6.86	$19.95	44,670,144	$14.21

We account for our stock option and award plans using the intrinsic value-based method of accounting, under which no compensation cost has been recognized for stock option awards granted at fair market value. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

	52 Weeks Ended Feb. 2, 2002	53 Weeks Ended Feb. 3, 2001	52 Weeks Ended Jan. 29, 2000
Net earnings (loss) ($ in thousands)
As reported	$(7,764)	$877,497	$1,127,065
Pro forma	(89,069)	759,597	1,031,144
Earnings (loss) per share
As reported—basic	$(0.01)	$1.03	$1.32
Pro forma—basic	(0.10)	0.89	1.21
As reported—diluted	(0.01)	1.00	1.26
Pro forma—diluted	(0.10)	0.86	1.15

The weighted-average fair value of the stock options granted during fiscal 2001, 2000 and 1999 was $5.74, $11.42 and $16.77, respectively. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001: dividend yield of 0.63 percent; expected price volatility of between 43 percent and 47 percent; risk-free interest rates ranging from 1.3 percent to 5.3 percent and expected lives between 1.75 and 6.2 years. The fair value of stock options granted in 2000 was based on the following weighted-average assumptions: dividend yield of 0.3 percent; expected price volatility of between 39 percent and 43 percent; risk-free interest rates ranging from 4.1 percent to 5.2 percent and expected lives between 3.3 and 8.4 years. The fair value of stock options granted in 1999 was based on the following weighted-average assumptions: dividend yield of 0.2 percent; expected price volatility of 35 percent; risk-free interest rates ranging from 5.4 percent to 6.7 percent and expected lives between 3.9 and 6.2 years.

NOTE H: EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which includes certain stock options and unvested shares of restricted stock. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method, as included in the calculation of diluted weighted-average shares.

	52 Weeks Ended Feb. 2, 2002	53 Weeks Ended Feb. 3, 2001	52 Weeks Ended Jan. 29, 2000
Weighted-average number of shares—basic	860,255,419	849,810,658	853,804,924
Incremental shares from:
Stock options	—	28,811,344	39,781,579
Restricted stock	—	515,192	1,442,673

Weighted-average number of shares—diluted	860,255,419	879,137,194	895,029,176

Excluded from the above computations of weighted-average shares for diluted earnings (loss) per share were options to purchase 56,800,632, 20,154,144 and 7,089,268 shares of common stock for fiscal 2001, 2000 and 1999, respectively. Additionally, a put option to repurchase 400,000 shares for fiscal 2000 was excluded from the above computations. Issuance or repurchase of these securities would have resulted in an antidilutive effect on earnings (loss) per share. In addition, diluted losses per share for fiscal 2001 is computed using the basic weighted-average number of shares outstanding and excludes 13,395,045 dilutive shares as their effect is antidilutive when applied to losses.

NOTE I: RELATED PARTY TRANSACTIONS

We have an agreement with Fisher Development, Inc. (“FDI”), a company wholly owned by the brother of our chairman and the brother’s immediate family, setting forth the terms under which FDI may act as one of our general contractors in connection with our construction activities. FDI acted as general contractor for 282, 675 and 547 new store concepts’ leasehold improvements and fixtures during fiscal 2001, 2000 and 1999, respectively. In the same respective years, FDI supervised construction of 171, 262 and 123 store concept expansions, remodels and relocations as well as headquarters facilities. The total amount paid under the agreement was approximately $416 million, $741 million and $485 million, including profit and overhead costs of approximately $42 million, $59 million and $47 million, for fiscal 2001, 2000 and 1999, respectively. At February 2, 2002, and February 3, 2001, amounts due to FDI were approximately $15 million and $62 million, respectively. The agreement with FDI is reviewed annually by the Audit and Finance Committee of the Board of Directors.

NOTE J: REDUCTIONS IN WORKFORCE AND OTHER ACTIONS

In June 2001, we announced a reduction in workforce to streamline headquarters staffing and improve organizational efficiencies.

We plan to close distribution facilities in Ventura, California; Basildon, England; Erlanger, Kentucky and Roosendaal, Holland. The reduction in workforce and distribution center closures resulted in the elimination of approximately 2,000 positions consisting of 1,370 layoffs of headquarters, distribution center and Banana Republic field employees, and the elimination of 630 open positions.

The closure of the Ventura and Basildon facilities are expected to be completed by the first quarter of fiscal 2002, and the Erlanger and Roosendaal facilities are expected to be closed by the third quarter of fiscal 2002, respectively. As of February 2, 2002, these four facilities remained in operation.

As a result of the reduction in workforce and distribution center closures, as described above, we recorded a charge of approximately $38 million in exit costs and $11 million in other costs related to these actions during fiscal 2001. Components of accrued exit costs and changes in accrued amounts related to these workforce reductions and other actions as of February 2, 2002, were as follows:

($ in thousands)	Severance and Outplacement	Facilities	Asset Write-Downs	Total
Balance at February 3, 2001	$—	$—	$—	$—

Provisions Payments/deductions	29,945 (24,510)	7,040 —	757 (757)	37,742 (25,267)

Balance at February 2, 2002	$5,435	$7,040	$—	$12,475

Severance and outplacement costs related to approximately 1,370 employees. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. As of February 2, 2002, approximately 1,070 positions had been separated or were currently in the separation process. Remaining cash expenditures associated with employee separations are estimated to be approximately $5.4 million and are expected to be paid by the third quarter of fiscal 2002.

Long-term asset write-downs include items identified as no longer needed to support ongoing operations. During the fiscal year ended February 2, 2002, we recorded an impairment charge of $0.8 million related to the Roosendaal, Holland, facility to reduce the net book value of the facility to the estimated net selling price.

Facilities-related charges associated with distribution center closures include costs associated with lease terminations, facilities restoration and equipment removal. During the fiscal year ended February 2, 2002, we recorded $7.0 million in facilities-related charges. Remaining cash expenditures associated with facilities as of February 2, 2002, are estimated to be approximately $7.0 million and are expected to be paid by November 2003.

In addition, we are consolidating and downsizing headquarters facilities in our San Francisco and San Bruno campuses as part of our cost containment efforts. We recorded a charge of approximately $51 million during fiscal 2001, $48 million of which was a reserve for the difference between our rent and the rate at which we expect to be able to sublease the properties through 2015. The charge was included in operating expenses. Components of accrued exit costs related to these headquarters facilities as of February 2, 2002, were as follows:

	Sublease Reserve	Asset Write-Downs	Total
($ in thousands)
Balance at February 3, 2001	$—	$—	$—

Provisions Payments/deductions	47,274 (3,054)	3,393 (3,393)	50,667 (6,447)

Balance at February 2, 2002	$44,220	$—	$44,220

NOTE K: SUBSEQUENT EVENTS

Subsequent to year-end, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured revolving credit facility (the “new Facility”). The new Facility is secured and contains financial and other covenants, including limitations on capital expenditures, liens, cash dividends and investments, and maintenance of certain financial ratios, including a fixed-charge coverage ratio not less than 1.2:1 and 1.4:1 for fiscal 2002 and fiscal 2003, respectively, and an asset-coverage ratio of not less than 1.75:1. The new Facility will be used for general corporate purposes, including trade letters of credit issuance and advances.

On February 14, 2002, Moody’s reduced our long- and short-term senior unsecured credit ratings from Baa3 to Ba2 and from Prime-3 to Not Prime, respectively, with a negative outlook on our long-term ratings, and Standard & Poor’s reduced our long- and short-term credit ratings from BBB+ to BB+ and from A-2 to B, respectively, with a stable outlook on our long-term ratings. On February 27, 2002, Moody’s reduced our long-term senior unsecured credit ratings from Ba2 to Ba3 and stated that its outlook on our long-term ratings was stable. As a result of downgrades in our long-term credit ratings, the interest rates payable by us on $700 million of our outstanding notes are subject to increase by 175 basis points, effective June 15, 2002. Any further downgrades of our long-term credit ratings by these rating agencies would result in further increases in the interest rates payable by us on $700 million of our outstanding notes. As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to the commercial paper market. In addition, we expect both the recent and any future lowering of the ratings on our debt to result in reduced access to the capital markets and higher interest costs on future financings.

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, at par and received the net proceeds in cash. Interest is payable semi-annually on March 15 and September 15 of each year, commencing on September 15, 2002. We have an option to call the bonds on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment in certain events, for a total of approximately 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities will be computed using the if-converted method. The net proceeds will be used for general corporate purposes.

NOTE L: RESTATEMENT FOR MERCHANDISE INVENTORY AND ACCOUNTS PAYABLE

During the third quarter of 2002, we made changes in an accounting report used to record in-transit merchandise inventory. These changes corrected an understatement of the Company’s in-transit inventory balances and the corresponding accounts payable balances.

While the in-transit inventory tracking system was accurately capturing data, a software upgrade in April 2002 inadvertently caused the system to begin generating accounting reports that understated in-transit inventory levels for financial reporting purposes. While addressing this issue, we also determined that the methodology for recording in-transit inventory required modifications to accurately report in-transit balances for financial reporting purposes for the quarters ended May 5, 2001 through August 3, 2002. These issues were identified in October 2002.

These adjustments will not impact previously reported net sales, net earnings, net cash flow, net working capital or financial covenant compliance. Additionally, there was no impact on the amount of inventory actually ordered from vendors or sold to customers in any affected reporting period.

As a result, the accompanying consolidated balance sheet as of February 2, 2002 and the consolidated statement of cash flows for the fifty-two weeks ended February 2, 2002 have been restated from the amounts previously reported to reflect the adjustments discussed above. The following table summarizes the significant effects of the restatement:

	February 2, 2002
	As Previously Reported	As Restated
($000)
Merchandise inventory	$1,677,116	$1,768,613
Total Current Assets	$3,044,550	$3,136,047
Total Assets	$7,591,326	$7,682,823

Accounts payable	$1,105,117	$1,196,614
Total Current Liabilities	$2,056,233	$2,147,730
Total Liabilities and Shareholders’ Equity	$7,591,326	$7,682,823

QUARTERLY INFORMATION
(Unaudited)

Financial Data

	Fiscal 2001
	13 Weeks Ended May 5, 2001	13 Weeks Ended Aug. 4, 2001	13 Weeks Ended Nov. 3, 2001		13 Weeks Ended Feb. 2, 2002	52 Weeks Ended Feb. 2, 2002
($ in thousands except per share amounts)
Net sales	$3,179,656	$3,245,219	$3,333,373		$4,089,625	$13,847,873
Gross profit	1,125,174	1,041,082	950,639		1,026,589	4,143,484
Net earnings (loss)	115,480	89,751	(178,837	) (a)	(34,158)	(7,764)
Earnings (loss) per share—basic	0.14	0.10	(0.21)		(0.04)	(0.01)
Earnings (loss) per share—diluted	0.13	0.10	(0.21)		(0.04)	(0.01)

(a)	Includes $131 million tax charge.
	Fiscal 2000
	13 Weeks Ended Apr. 29, 2000	13 Weeks Ended Jul. 29, 2000	13 Weeks Ended Oct. 28, 2000	14 Weeks Ended Feb. 3, 2001	53 Weeks Ended Feb. 3, 2001
($ in thousands except per share amounts)
Net sales	$2,731,990	$2,947,714	$3,414,668	$4,579,088	$13,673,460
Gross profit	1,130,085	1,110,650	1,257,207	1,576,076	5,074,018
Net earnings	235,476	183,920	186,348	271,753	877,497
Earnings per share—basic	0.28	0.22	0.22	0.32	1.03
Earnings per share—diluted	0.27	0.21	0.21	0.31	1.00

Per Share Data

	Market Prices				Cash Dividends Paid (a)
Fiscal	2001		2000		2001	2000
	High	Low	High	Low
1st Quarter	$31.73	$22.02	$53.75	$35.00	$0.0222	$0.0222
2nd Quarter	34.98	25.38	39.81	28.00	0.0222	0.0222
3rd Quarter	28.40	11.12	38.00	18.50	0.0222	0.0222
4th Quarter	17.00	11.69	34.00	21.50	0.0222	0.0222

Year					$0.0888	$0.0888

The principal markets on which our stock is traded are the New York Stock Exchange and the Pacific Exchange. The number of holders of record of our stock as of March 15, 2002, was 10,505.

(a)
Our new $1.4 billion secured revolving credit facility restricts cash dividends to an amount not in excess of $.0888 per year per share, with such per share amount to be adjusted ratably in respect of common stock distributions to holders of our equity interests, recapitalizations, stock splits or any similar event.

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562

3.3	Registrant’s By-Laws, filed as Exhibit C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 24, 1988, Commission File No. 1-7562

3.4	Amended Article IV of Registrant’s By-Laws, filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-00417

4.1
Indenture, dated September 1, 1997, between the Registrant and Harris Trust Company of California filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562

4.2*	Indenture, dated November 21, 2001, between the Registrant and The Bank of New York

10.1
Amended and Restated Credit Agreement, dated as of June 27, 2000 among the Registrant, Citicorp USA, Inc., Bank of America, N.A., The Hong Kong and Shanghai Bank Corporation Limited, Morgan Guaranty Trust Company of New York, The Sumitomo Bank Limited, Deutsche Bank AG New York Branch and/or Cayman Islands Branch, Societe Generale, The Fuji Bank, Limited, ABN AMRO Bank N.V., The Bank of New York, Bank One, NA f/k/a The National Bank of Chicago, U.S. Bank National Association, Fleet National Bank, and Wells Fargo Bank, National Association filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.2
Third Amended and Restated Credit Agreement, dated as of June 26, 2001 among the Registrant, Banana Republic, Inc., Old Navy Inc., Banana Republic (Canada) Inc., Old Navy (Canada) Inc., Gap (Canada) Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap International B.V., GPS Consumer Direct, Inc., Citicorp USA, Inc., Salomon Smith Barney, Inc., Bank of America, N.A., HSBC Bank USA, ABN AMRO Bank N.V., The Chase Manhattan Bank, Banca Nazionale Del Lavoro S.p.A. New York Branch, Societe Generale, Sumitomo Mitsui Banking Corporation, Bank One, NA (Main Office Chicago), Fleet National Bank, Wells Fargo, National Association, The Bank of New York, The Fuji Bank, Limited, US Bank National Association, Bank of Nova Scotia, and Citibank, N.A. filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 4, 2001, Commission File No. 1-7562

10.3
Credit Agreement, dated as of March 7, 2002, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Salomon Smith Barney Inc., (“SSB”) and Banc of America Securities, LLC (“BAS”) as Joint Book Managers, BAS, HSBC Bank USA and JP Morgan
Securities, Inc. (“JPM”) as Co-Syndication Agents, ABN AMRO Bank N.V. as Documentation Agent, SSB, BAS, and JPM as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 99.1 to Registrant’s Form 8-K, dated March 21, 2002, Commission File No. 1-7562

* previously filed

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.4	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690

10.5	Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686

10.6	Description of Management Incentive Cash Award Plan, filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562

10.7
Executive Management Incentive Cash Award Plan (January 25, 2000 Amendment and Restatement), filed as Exhibit A to the Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 5, 2000, Commission File No. 1-7562

10.8*	Executive Management Incentive Cash Award Plan (January 28, 2002 Amendment and Restatement)

10.9	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562

10.10	1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.11	Amendment Number 1 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.12	Amendment Number 2 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.13	Amendment Number 3 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.14	Amendment Number 4 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.15	Amendment Number 5 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to the Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.16	Amendment Number 6 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.17
Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

* previously filed

10.18
Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.19	Form of Restricted Stock Agreement under Registrant’s 1996 Stock Option and Award Plan filed, as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.20*	Form of Restricted Stock Agreement effective February 2, 2002 under Registrant’s 1996 Stock Option and Award Plan

10.21
Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.22
Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.23
Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.24
Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.25
Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.26
Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.27
Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement), filed as Exhibit B to the Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 4, 1999, Commission File No. 1-7562

10.28
Executive Long-Term Cash Award Performance Plan (January 26, 1999 Restatement, as amended March 28, 2000), filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000, Commission File No. 1-7562

10.29	Relocation Loan Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562

10.30
Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562

* previously filed

10.31	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

10.32	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.33	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.34
Amendment Number 1 to the Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.35	Amendment Number 2 to the Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.36	Amendment Number 3 to the Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.37
Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.38
Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.39
Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.40
Income continuation protection arrangement, dated December 21, 1998, between Registrant and John B. Wilson, filed as Exhibit 10.33 to Registrant’s Form 10-K for the year ended January 30, 1999, Commission File No. 1-7562

10.41
Employment arrangement, dated July 6, 1999, between Registrant and Heidi Kunz, filed as Exhibit 10.2 to Registrant’s Annual Report on Form 10-Q for the quarter ended July 31, 1999, Commission File No. 1-7562

10.42	Consulting Agreement, dated December 7, 2000, between Registrant and John M. Lillie, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.43
Termination of Consulting Agreement, dated January 24, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.37 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.44
Non-qualified Stock Option Agreement, dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.36 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.45
Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to
Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.46
Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.47
Amendment to the Nonqualified Stock Option Agreements, dated April 3, 2001, between Registrant and Brooks Walker, Jr., filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

21*	Subsidiaries of Registrant

23	Consent of Deloitte & Touche LLP

99.1
Certifications of Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings

* previously filed