Form 10-Q/A
period 2002-05-04
GAP INC
filed 2002-12-09
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

GAP, INC.

Explanatory Note

The purpose of this amendment to The Gap, Inc.’s Quarterly Report on Form 10-Q is to correct an understatement of the company’s merchandise inventory and accounts payable balances. The condensed consolidated balance sheets as of May 4, 2002 and May 5, 2001 and the condensed consolidated statements of cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001 have been restated as discussed in Note 10 to the accompanying condensed consolidated financial statements.

This amendment does not reflect events occurring after the original filing of the Quarterly Report on June 7, 2002 or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the restatement as described above.

GAP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
($000 except share and par value)	May 4, 2002 (As Restated, See Note 10)	February 2, 2002	May 5, 2001 (As Restated, See Note 10)
ASSETS
Current Assets:
Cash and equivalents	$2,319,191	$1,035,749	$663,089
Merchandise inventory	1,792,713	1,768,613	2,119,967
Other current assets	345,423	331,685	350,144

Total Current Assets	4,457,327	3,136,047	3,133,200

Property and equipment, net	4,096,600	4,161,290	4,120,883
Lease rights and other assets	419,830	385,486	352,485

Total Assets	$8,973,757	$7,682,823	$7,606,568

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$41,889	$781,224
Current maturities of long-term debt	—	—	250,000
Accounts payable	1,041,507	1,196,614	983,360
Accrued expenses and other current liabilities	793,092	827,119	697,507
Income taxes payable	120,813	82,108	18,050

Total Current Liabilities	1,955,412	2,147,730	2,730,141

Long-Term Liabilities:
Long-term debt	3,355,337	1,961,397	1,270,289
Deferred lease credits and other liabilities	585,117	564,115	531,100

Total Long-Term Liabilities	3,940,454	2,525,512	1,801,389

Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 950,670,595; 948,597,949 and 941,407,614 shares; Outstanding 867,808,385; 865,726,890 and 856,199,748 shares	47,534	47,430	47,070
Additional paid-in capital	485,140	461,408	338,468
Retained earnings	4,927,129	4,890,375	5,090,262
Accumulated other comprehensive losses	(55,055)	(61,824)	(32,332)
Deferred compensation	(6,438)	(7,245)	(12,577)
Treasury stock, at cost	(2,320,419)	(2,320,563)	(2,355,853)

Total Shareholders’ Equity	3,077,891	3,009,581	3,075,038

Total Liabilities and Shareholders’ Equity	$8,973,757	$7,682,823	$7,606,568

See accompanying notes to condensed consolidated financial statements

GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2002		May 5, 2001
($000 except share and per share amounts)
Net sales	$2,890,840		$3,179,656
Costs and expenses
Cost of goods sold and occupancy expenses	2,011,762		2,054,482
Operating expenses	766,417		920,412
Interest expense	48,117		24,038
Interest income	(7,373)		(1,135)

Earnings before income taxes	71,917		181,859
Income taxes	35,239		66,379

Net earnings	$36,678		$115,480

Weighted average number of shares – basic	866,685,894		854,333,157
Weighted average number of shares – diluted	874,012,082		875,873,227
Earnings per share – basic	$0.04		$0.14
Earnings per share – diluted	$0.04		$0.13
Cash dividends paid per share	$0.02	(a)	$0.02	(b)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2001 but paid in first quarter of fiscal 2002.
(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2000 but paid in first quarter of fiscal 2001.

GAP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
($000)	May 4, 2002 (As Restated, See Note 10)	May 5, 2001 (As Restated, See Note 10)
Cash Flows from Operating Activities:
Net earnings	$36,678	$115,480
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	187,884	196,148
Tax benefit from exercise of stock options and vesting of restricted stock	6,331	16,537
Loss on disposal of property and equipment	5,860	1,063
Changes in operating assets and liabilities:
Merchandise inventory	(18,553)	(221,567)
Other current assets	(9,410)	(16,154)
Accounts payable	(157,651)	(83,214)
Accrued expenses	(30,967)	36,888
Income taxes payable	37,729	1,400
Deferred lease credits and other liabilities	15,486	20,529

Net cash provided by operating activities	73,387	67,110

Cash Flows from Investing Activities:
Purchase of property and equipment	(96,880)	(312,194)
Acquisition of lease rights and other assets	(322)	(4,958)

Net cash used for investing activities	(97,202)	(317,152)

Cash Flows from Financing Activities:
Net increase (decrease) in notes payable	(41,942)	5,174
Issuance of long-term debt	1,345,500	495,886
Issuance of common stock	16,629	23,155
Cash dividends paid	(19,226)	(18,950)

Net cash provided by financing activities	1,300,961	505,265

Effect of exchange rate fluctuations on cash	6,296	(928)

Net increase in cash and equivalents	1,283,442	254,295
Cash and equivalents at beginning of period	1,035,749	408,794

Cash and equivalents at end of period	$2,319,191	$663,089

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

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended February 2, 2002.

The condensed consolidated balance sheet as of February 2, 2002, was derived from the Company’s February 2, 2002 balance sheet included in the Company’s 2001 Annual Report on Form 10-K/A.

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

2.  COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings and other comprehensive earnings (losses). Other comprehensive earnings (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain financial instruments. Comprehensive earnings for the thirteen weeks ended May 4, 2002 and May 5, 2001 were as follows:

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
($000)
Net earnings	$36,678	$115,480
	6,769	(12,159)

Comprehensive earnings	$43,447	$103,321

3.  INTANGIBLE ASSETS

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

Aggregate amortization of lease rights was $2.26 million and $2.28 million for the thirteen weeks end May 4, 2002 and May 5, 2001, respectively. Amortization expense is expected to be $6.1 million through the remainder of 2002, $8.0 million in 2003, $7.6 million in 2004, $6.5 million in 2005, and $5.9 million in 2006.

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

In March 2002, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured 2-year credit facility (the “new Facility”). The new Facility will be used for general corporate purposes, primarily for trade letters of credit issuance. The new Facility contains financial and other covenants, including limitations on capital expenditures, liens, cash dividends and investments, and maintenance of certain financial ratios, including a fixed charge coverage ratio and an asset coverage ratio. Violation of these covenants could result in a default under the new Facility which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit or advances and to require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate the payment of such obligations.

As of May 4, 2002, we had $764 million in trade letters of credit issued under the new Facility.

5.  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of the Company’s potentially dilutive securities, which include certain stock options, unvested shares of restricted stock and convertible notes. The following summarizes the incremental shares from the potentially dilutive securities, calculated using the treasury stock method.

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Weighted-average number of shares – basic	866,685,894	854,333,157

Incremental shares resulting from:
Stock options	7,326,188	21,406,811
Restricted stock	—	133,259

Weighted-average number of shares – diluted	874,012,082	875,873,227

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

The remaining reserve balance related to the distribution center exit costs and sublease loss as of May 4, 2002 was as follows:

($000)	Severance and Outplacement	Facilities Charges	Sublease Loss Reserve	Total
Balance at February 2, 2002	$5,435	$7,040	$44,220	$56,695
Provisions	—	—	—	—
Payments/Deductions	(1,931)	(1,350)	(1,670)	(4,951)

Balance at May 4, 2002	$3,504	$5,690	$42,550	$51,744

7.  INCOME TAXES

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

9.  SUBSEQUENT EVENTS

On May 9, 2002 and May 24, 2002, the outlook on our credit ratings was changed from stable to negative by Standard & Poor’s and Moody’s respectively.

10.  RESTATEMENT FOR MERCHANDISE INVENTORY AND ACCOUNTS PAYABLE

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

As a result, the accompanying condensed consolidated balance sheets as of May 4, 2002 and May 5, 2001 and the condensed consolidated statements of cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001 have been restated from the amounts previously reported to reflect the adjustments discussed above. The following table summarizes the significant effects of the restatement:

	May 4, 2002
($000)	As Previously Reported	As Restated
Merchandise inventory	$1,686,424	$1,792,713
Total Current Assets	$4,351,038	$4,457,327
Total Assets	$8,867,468	$8,973,757

Accounts payable	$935,218	$1,041,507
Total Current Liabilities	$1,849,123	1,955,412
Total Liabilities and Shareholders’ Equity	$8,867,468	$8,973,757

	May 5, 2001
($000)	As Previously Reported	As Restated
Merchandise inventory	$2,048,822	$2,119,967
Total Current Assets	$3,062,055	$3,133,200
Total Assets	$7,535,423	$7,606,568

Accounts payable	$912,215	$983,360
Total Current Liabilities	$2,658,996	2,730,141
Total Liabilities and Shareholders’ Equity	$7,535,423	$7,606,568

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230
Tel: (415) 783 4000
Fax: (415) 783 4329
www.us.deloitte.com

Deloitte
& Touche

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
    The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 4, 2002 and May 5, 2001, and the related condensed consolidated statements of earnings and of cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 2, 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2002, November 18, 2002 as to Note L, we expressed an unqualified opinion and included an explanatory paragraph relating to the restatement described in Note L, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 10, the condensed consolidated balance sheets as of May 4, 2002 and May 5, 2001, and the condensed consolidated statements of cash flows for the thirteen week periods ended May 4, 2002 and May 5, 2001, have been restated.

/s/ Deloitte & Touche LLP

San Francisco, California
May 15, 2002 (November 18, 2002 as to Note 10)

GAP INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information below contains certain forward-looking statements which reflect the current view of Gap Inc. (the “Company,” “we” and “our”) with respect to future events and financial performance. Wherever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

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

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the year ended February 2, 2002.

We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheets as of May 4, 2002 and May 5, 2001 and our condensed consolidated statements of cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001. See Note 10 to the condensed consolidated financial statements for further discussion of this matter.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Net sales ($000)	$2,890,840	$3,179,656
Total net sales (decrease) increase percentage	(9)	16
Comparable store sales (decrease) percentage	(17)	(7)
Net sales per average square foot	$77	$96
Square footage of gross store space – at end of period (000)	36,942	33,271
Number of Store Concepts:
Beginning of Year	4,171	3,676
New store concepts	71	195
Expanded store concepts(1)	16	55
Closed store concepts	(14)	(21)
End of Period	4,228	3,850

Number of Store Locations:
Beginning of Year	3,097	2,848
New store locations	41	110
Closed store locations	(13)	(11)
End of Period	3,125	2,947

Store count and square footage at quarter end for fiscal 2002 and 2001 were as follows:

	May 4, 2002			May 5, 2001
	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)
Gap Domestic	2,309	1,489	13.2	2,143	1,475	12.4
Gap International(2)	657	374	3.6	575	340	3.2
Banana Republic(3)	441	441	3.7	415	415	3.3
Old Navy(4)	821	821	16.4	717	717	14.4

Total	4,228	3,125	36.9	3,850	2,947	33.3

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
Japan: 156 and 126 store concepts and 72 and 63 store locations in 2002 and 2001, respectively.
France: 54 and 58 store concepts and 35 and 39 store locations in 2002 and 2001, respectively.
Germany: 20 and 23 stores concepts and 10 and 12 store locations in 2002 and 2001, respectively.
(3)	Includes 16 and 13 stores in Canada in 2002 and 2001, respectively.
(4)	Includes 23 and 12 stores in Canada for 2002 and 2001 respectively.

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

Comparable store sales by division for the first quarter were as follows:

•	Gap Domestic reported negative 20% versus a negative 5% last year
•	Gap International reported negative 19% versus a negative 7% last year
•	Banana Republic reported negative 9% versus a negative 8% last year
•	Old Navy reported negative 18% versus negative 9% last year

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

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001
Cash provided by operating activities ($000)	$73,387	$67,110
Working capital ($000)	$2,501,915	$403,059
Current ratio	2.28:1	1.15:1

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

The Company funds inventory expenditures during normal and peak periods through a combination of cash flows provided by operations as well as long-term financing arrangements. The Company’s business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods.

In March 2002, we replaced our existing $1.45 billion bank facilities, $1.3 billion of which was scheduled to expire in June 2002, with a new $1.4 billion secured 2-year credit facility (the “new Facility”). The new Facility will be used for general corporate purposes, primarily for trade letters of credit issuance. The fees related to the new Facility will fluctuate based on our senior unsecured credit ratings.

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

RISKS OF MANAGEMENT SUCCESSION

On May 21, 2002, we announced that Millard S. Drexler, our Chief Executive Officer since 1995 and President since 1987, plans to retire as soon as our Board of Directors appoints his successor. We cannot provide assurance as to when Mr. Drexler’s successor will join us or that there will not be disruptions arising from the transition.

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

The market risk of the Company’s financial instruments as of May 4, 2002 has not significantly changed since February 2, 2002. The market risk profile of the Company on February 2, 2002 is disclosed on the Company’s 2001 Annual Report on Form 10-K/A.

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

(10.2)	Indenture, dated March 5, 2002, between the Registrant and The Bank of New York filed as Exhibit 4.1 to Registrant’s Form S-3, dated May 2, 2002, Commission File No. 333-87442

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

4. On March 8, 2002 we announced the closing of an additional $180,000,000 aggregate principal amount of 5.75% convertible notes due March 2009 of the Company, filed on Form 8-K on March 11, 2002; and

5. On March 22, 2002, we filed a report on Form 8-K attaching as an exhibit the Company’s 2-year $1,400,000,000 secured credit facility dated March 7, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 9, 2002	By	/s/ PAUL S. PRESSLER
Paul S. Pressler President and Chief Executive Officer

Date: December 9, 2002	By	/s/ HEIDI KUNZ
Heidi Kunz Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I,	Paul S. Pressler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of The Gap, Inc.;

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

Date: December 9, 2002

By:	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer
(Principal Executive Officer)

I,	Heidi Kunz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A (Amendment No. 1) of The Gap, Inc.;

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

Date: December 9, 2002

By:	/s/ HEIDI KUNZ
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

(10.2)	Indenture, dated March 5, 2002, between the Registrant and The Bank of New York filed as Exhibit 4.1 to Registrant’s Form S-3, dated May 2, 2002, Commission File No. 333-87442

(15)	Letter re: Unaudited Interim Financial Information

(99.1)
Certifications of the Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings.