Form 10-Q/A
period 2002-08-03
GAP INC
filed 2002-12-09
CIK 39911

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
None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 870,460,193 shares as of September 6, 2002

THE GAP, INC.

Explanatory Note

The purpose of this amendment to The Gap, Inc.’s Quarterly Report on Form 10-Q is to correct an understatement of the company’s merchandise inventory and accounts payable balances. The condensed consolidated balance sheets as of August 3, 2002 and August 4, 2001 and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001 have been restated as discussed in Note 8 to the accompanying condensed consolidated financial statements.

This amendment does not reflect events occurring after the original filing of the Quarterly Report on September 12, 2002 or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the restatement as described above.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($000 except share and par value)	August 3, 2002 (As Restated, See Note 8)	February 2, 2002	August 4, 2001 (As Restated, See Note 8)
ASSETS
Current Assets:
Cash and equivalents	$2,386,829	$1,035,749	$722,952
Merchandise inventory	2,087,485	1,768,613	2,305,149
Other current assets	342,658	331,685	396,371

Total Current Assets	4,816,972	3,136,047	3,424,472
Property and equipment, net	4,007,674	4,161,290	4,221,567
Lease rights and other assets	406,727	385,486	358,484

Total Assets	$9,231,373	$7,682,823	$8,004,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$41,889	$691,670
Current maturities of long-term debt	500,000	—	250,000
Accounts payable	1,115,845	1,196,614	1,237,745
Accrued expenses and other current liabilities	877,730	827,119	763,625
Income taxes payable	137,471	82,108	—

Total Current Liabilities	2,631,046	2,147,730	2,943,040
Long-Term Liabilities:
Long-term debt	2,873,132	1,961,397	1,268,036
Deferred lease credits and other liabilities	563,570	564,115	544,618

Total Long-Term Liabilities	3,436,702	2,525,512	1,812,654
Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 952,032,089; 948,597,949 and 945,896,525 shares; Outstanding 870,401,079; 865,726,890 and 861,650,291 shares	47,602	47,430	47,294
Additional paid-in capital	495,086	461,408	432,411
Retained earnings	4,964,519	4,890,375	5,160,981
Accumulated other comprehensive losses	(36,391)	(61,824)	(39,820)
Deferred compensation	(5,322)	(7,245)	(11,054)
Treasury stock, at cost	(2,301,869)	(2,320,563)	(2,340,983)

Total Shareholders’ Equity	3,163,625	3,009,581	3,248,829

Total Liabilities and Shareholders’ Equity	$9,231,373	$7,682,823	$8,004,523

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002		August 4, 2001
($000 except share and per share amounts)
Net sales	$3,268,309	$3,245,219	$6,159,149		$6,424,875

Costs and expenses

Cost of goods sold and occupancy expenses	2,177,774	2,204,137	4,189,536		4,258,619

Operating expenses	922,080	872,772	1,688,497		1,793,184

Interest expense	66,964	28,863	115,081		52,901

Interest income	(9,843)	(1,893)	(17,216)		(3,028)

Earnings before income taxes	111,334	141,340	183,251		323,199

Income taxes	54,554	51,589	89,793		117,968

Net earnings	$56,780	$89,751	$93,458		$205,231

Weighted average number of shares – basic	869,518,765	859,671,047	868,102,226		857,002,238

Weighted average number of shares – diluted	876,609,916	883,662,826	875,306,720		879,933,693

Earnings per share – basic	$0.07	$0.10	$0.11		$0.24

Earnings per share – diluted	$0.06	$0.10	$0.11		$0.23

Cash dividends per share	$0.02	$0.02	$0.04	(a)	$0.04	(b)

See accompanying notes to condensed consolidated financial statements.

(a) Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2001 but paid in first quarter of fiscal 2002.
(b) Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2000 but paid in first quarter of fiscal 2001.

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-six Weeks Ended
($000)	August 3, 2002 (As Restated, See Note 8)	August 4, 2001 (As Restated, See Note 8)
Cash Flows from Operating Activities:
Net earnings	$93,458	$205,231
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	389,082	382,383
Loss on disposal of property and equipment	11,471	6,003
Tax benefit from exercise of stock options and vesting of restricted stock	7,858	48,469
Changes in operating assets and liabilities:
Merchandise inventory	(306,930)	(407,968)
Other current assets	6,963	(70,051)
Accounts payable	(86,890)	174,137
Accrued expenses	45,436	102,952
Income taxes payable	52,951	(17,824)
Deferred lease credits and other liabilities	(3,446)	25,337

Net cash provided by operating activities	209,953	448,669

Cash Flows from Investing Activities:
Purchase of property and equipment	(184,452)	(594,392)
Acquisition of lease rights and other assets	1,638	(4,995)

Net cash used for investing activities	(182,814)	(599,387)

Cash Flows from Financing Activities:
Net (decrease) in notes payable	(41,942)	(86,087)
Issuance of long-term debt	1,345,500	495,886
Issuance of common stock	43,330	99,278
Cash dividends paid	(38,533)	(38,029)

Net cash provided by financing activities	1,308,355	471,048

Effect of exchange rate fluctuations on cash	15,586	(6,172)

Net increase in cash and equivalents	1,351,080	314,158

Cash and equivalents at beginning of period	1,035,749	408,794

Cash and equivalents at end of period	$2,386,829	$722,952

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

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended February 2, 2002.

Certain amounts from the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

The condensed consolidated balance sheet as of February 2, 2002, was derived from our February 2, 2002 balance sheet included in our 2001 Annual Report on Form 10-K/A.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Weighted-average number of shares – basic	869,518,765	859,671,047	868,102,226	857,002,238
Incremental shares resulting from:
Stock options	7,091,151	23,937,596	7,204,494	22,801,584
Restricted stock	—	54,183	—	129,871

Weighted-average number of shares – diluted	876,609,916	883,662,826	875,306,720	879,933,693

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

7. NEW ACCOUNTING PRONOUNCEMENTS

We adopted SFAS 142, “Goodwill and Other Intangible Assets” for the fiscal year beginning February 3, 2002. We concluded that our intangible assets have definite useful lives equivalent to their original useful lives. Intangible assets subject to amortization consist of temporary lease rights, which are amortized over the useful lives of the respective leases, not to exceed 20 years. The adoption of SFAS 142 did not have a significant impact on the financial statements. The gross carrying value and accumulated amortization of lease rights was $156 million and $55 million, respectively, as of August 3, 2002, $146 million and $49 million, respectively, as of February 2, 2002, and $145 million and $46 million, respectively, as of August 4, 2001. Aggregate amortization of lease rights was $4.5 million and $4.5 million for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. We expect amortization expense to be $3.9 million for the third and fourth quarters of fiscal 2002, $8.0 million in 2003, $7.6 million in 2004, $6.5 million in 2005, and $5.9 million in 2006.

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

8. RESTATEMENT FOR MERCHANDISE INVENTORY AND ACCOUNTS PAYABLE

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

As a result, the accompanying condensed consolidated balance sheets as of August 3, 2002 and August 4, 2001 and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001 have been restated from the amounts previously reported to reflect the adjustments discussed above. The following table summarizes the significant effects of the restatement:

	August 3, 2002
($000)	As Previously Reported	As Restated
Merchandise inventory	$1,853,726	$2,087,485
Total Current Assets	$4,583,213	$4,816,972
Total Assets	$8,997,614	$9,231,373

Accounts payable	$882,086	$1,115,845
Total Current Liabilities	$2,397,287	2,631,046
Total Liabilities and Shareholders’ Equity	$8,997,614	$9,231,373

	August 4, 2001
($000)	As Previously Reported	As Restated
Merchandise inventory	$2,149,223	$2,305,149
Total Current Assets	$3,268,546	$3,424,472
Total Assets	$7,848,597	$8,004,523

Accounts payable	$1,081,819	$1,237,745
Total Current Liabilities	$2,787,114	2,943,040
Total Liabilities and Shareholders’ Equity	$7,848,597	$8,004,523

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230
Tel: (415) 783-4000
Fax: (415) 783-4329
www.deloitte.com

Deloitte
& Touche

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of August 3, 2002 and August 4, 2001, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001, and of cash flows for the twenty-six week periods ended August 3, 2002 and August 4, 2001. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 8, the condensed consolidated balance sheets as of August 3, 2002 and August 4, 2001, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 2002 and August 4, 2001, have been restated.

/s/  Deloitte & Touche LLP

San Francisco, California
August 21, 2002 (November 18, 2002 as to Note 8)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this quarterly report on Form 10-Q/A contains certain forward-looking statements which reflect the current view of The Gap, Inc. (the “Company”, “we” and “our”) with respect to future events and financial performance. Wherever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

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

We suggest that this document is read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K/A for the fiscal year ended February 2, 2002.

We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheets as of August 3, 2002 and August 4, 2001 and our condensed consolidated statements of cash flows for the twenty-six weeks ended August 3, 2002 and August 4, 2001. See Note 8 to the condensed consolidated financial statements for further discussion of this matter.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales ($000)	$3,268,309	$3,245,219	$6,159,149	$6,424,875

Total net sales (decrease) increase percentage	1	10	(4)	13

Comparable store sales (decrease) percentage	(7)	(9)	(12)	(8)

Net sales per average square foot	$86	$94	$163	$191

Square footage of gross store space – at end of period (000)			37,377	34,381

Number of Store Concepts:
Beginning of Year			4,171	3,676
New store concepts			131	337
Expanded store concepts(1)			16	98
Closed store concepts			(41)	(40)
End of Period			4,261	3,973

Number of Store Locations:
Beginning of Year			3,097	2,848
New store locations			79	189
Closed store locations			(37)	(16)
End of Period			3,139	3,021

Store count and square footage at quarter end for fiscal 2002 and 2001 were as follows:

	August 3, 2002			August 4, 2001
	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)
Gap Domestic	2,323	1,484	13.3	2,201	1,488	12.6
Gap International(2)	656	373	3.6	594	355	3.3
Banana Republic(3)	440	440	3.7	430	430	3.5
Old Navy(4)	842	842	16.8	748	748	15.0

Total	4,261	3,139	37.4	3,973	3,021	34.4

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

The increase in occupancy expenses as a percentage of net sales was due to loss of sales leverage which accounted for 1.2 percentage points and 2.0 percentage points increase as a percentage of net sales for the second quarter and first half of fiscal 2002, respectively. These increases were partially offset by decreases in occupancy expenses for the second quarter and first half of fiscal 2002, driven by lower percentage rent and lower depreciation expense this year due to the impact of higher accelerated depreciation for asset write-downs in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

	Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001
Cash provided by operating activities ($000)	$209,953	$448,669
Working capital ($000)	$2,185,926	$481,432
Current ratio	1.83:1	1.16:1

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