Form 10-Q
period 2002-11-02
GAP INC
filed 2002-12-09
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

None

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 883,899,858 shares as of November 22, 2002

THE GAP, INC.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($000 except share and par value)	November 2, 2002	February 2, 2002	November 3, 2001 (As Restated, See Note 8)
ASSETS
Current Assets:
Cash and equivalents	$2,501,118	$1,035,749	$799,510
Merchandise inventory	2,821,441	1,768,613	2,837,534
Other current assets	330,914	331,685	355,478

Total Current Assets	5,653,473	3,136,047	3,992,522
Property and equipment, net	3,870,053	4,161,290	4,241,924
Lease rights and other assets	385,393	385,486	355,975

Total Assets	$9,908,919	$7,682,823	$8,590,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$—	$41,889	$1,029,250
Current maturities of long-term debt	499,959	—	250,000
Accounts payable	1,443,870	1,196,614	1,404,606
Accrued expenses and other current liabilities	960,447	827,119	894,879
Income taxes payable	200,271	82,108	113,196

Total Current Liabilities	3,104,547	2,147,730	3,691,931
Long-Term Liabilities:
Long-term debt	2,875,683	1,961,397	1,273,025
Deferred lease credits and other liabilities	540,147	564,115	571,838

Total Long-Term Liabilities	3,415,830	2,525,512	1,844,863
Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 967,195,332, 948,597,949 and 947,326,739 shares; Outstanding 885,564,305, 865,726,890 and 863,096,998 shares	48,360	47,430	47,366
Additional paid-in capital	620,906	461,408	453,543
Retained earnings	5,060,483	4,890,375	4,943,789
Accumulated other comprehensive losses	(34,969)	(61,824)	(41,074)
Deferred compensation	(4,369)	(7,245)	(9,262)
Treasury stock, at cost	(2,301,869)	(2,320,563)	(2,340,735)

Total Shareholders’ Equity	3,388,542	3,009,581	3,053,627

Total Liabilities and Shareholders’ Equity	$9,908,919	$7,682,823	$8,590,421

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
($000 except share and per share amounts)
Net sales	$3,644,956	$3,333,373	$$9,804,105	$9,758,248
Costs and expenses
Cost of goods sold and occupancy expenses	2,329,347	2,382,734	6,518,883	6,641,353
Operating expenses	1,009,393	946,882	2,697,890	2,740,066
Interest expense	67,475	23,748	182,556	76,649
Interest income	(9,570)	(5,408)	(26,786)	(8,436)

Earnings / (losses) before income taxes	248,311	(14,583)	431,562	308,616
Income taxes	113,041	164,254	202,834	282,222

Net earnings / (losses)	$135,270	$(178,837)	$228,728	$26,394

Weighted average number of shares – basic	879,275,933	862,420,054	871,826,795	858,808,170
Weighted average number of shares – diluted	968,163,722	862,420,054	877,828,469	876,068,384
Earnings / (losses) per share – basic	$0.15	$(0.21)	$0.26	$0.03
Earnings / (losses) per share – diluted	$0.15	$(0.21)	$0.26	$0.03
Dividends declared per share(a)	$0.04	$0.04	$0.07	$0.07

See accompanying notes to condensed consolidated financial statements.
(a) Dividends per share represent dividends declared during the period.

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001 (As Restated, See Note 8)
($000)
Cash Flows from Operating Activities:
Net earnings	$228,728	$26,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	581,591	589,626
Loss on disposal of property and equipment	13,195	16,048
Tax benefit from exercise of stock options and vesting of restricted stock	42,146	54,481
Changes in operating assets and liabilities:
Merchandise inventory	(1,040,125)	(941,474)
Other current assets	10,223	(32,842)
Accounts payable	241,497	343,813
Accrued expenses	105,966	211,357
Income taxes payable	115,694	95,789
Deferred lease credits and other liabilities	(15,198)	45,726

Net cash provided by operating activities	283,717	408,918

Cash Flows from Investing Activities:
Purchase of property and equipment	(216,762)	(812,306)
Proceeds from sale of property & equipment	8,513	—
Acquisition of lease rights and other assets	(6,660)	(6,505)

Net cash used for investing activities	(214,909)	(818,811)

Cash Flows from Financing Activities:
Net (decrease) increase in notes payable	(41,942)	252,136
Issuance of long-term debt	1,345,500	495,886
Issuance of common stock	135,346	114,245
Cash dividends paid	(58,620)	(57,176)

Net cash provided by financing activities	1,380,284	805,091

Effect of exchange rate fluctuations on cash	16,277	(4,482)

Net increase in cash and equivalents	1,465,369	390,716
Cash and equivalents at beginning of period	1,035,749	408,794

Cash and equivalents at end of period	$2,501,118	$799,510

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of November 2, 2002 and November 3, 2001 and the interim condensed consolidated statements of operations for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 and cash flows for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at November 2, 2002 and November 3, 2001 and for all periods presented.

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

The results of operations for the thirty-nine weeks ended November 2, 2002 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 2003.

2.	COMPREHENSIVE EARNINGS / (LOSSES)

Comprehensive earnings / (losses) include net earnings / (losses) and other comprehensive earnings / (losses). Other comprehensive earnings / (losses) include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings / (losses) for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($000)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net earnings / (losses)	$135,270	$(178,837)	$228,728	$26,394
Other comprehensive earnings / (losses)	1,421	(1,254)	26,855	(20,901)

Comprehensive earnings / (losses)	$136,691	$(180,091)	$255,583	$5,493

3.	DEBT AND OTHER CREDIT ARRANGEMENTS

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received net proceeds of $1.35 billion in cash. Interest is payable semi-annually on March 15 and September 15 of each year. The first payment was made on September 15, 2002. We have an option to call the notes on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment upon certain events, for an initial total of 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities are computed using the if-converted method.

In March 2002, we entered into a $1.4 billion secured two-year credit facility (the “Facility”). The Facility is being used for general corporate purposes, primarily as back up for our trade letters of credit issuance. The Facility contains financial and other covenants, including, but not limited to, limitations on capital expenditures, liens and cash dividends and maintenance of certain financial ratios, including a fixed charge coverage ratio and an asset coverage ratio. Violation of these covenants could result in a default under the Facility, which would permit the participating banks to restrict our ability to further access the Facility for letters of credit or advances and require the immediate repayment of any outstanding advances under the Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate the payment of such obligations.

As of November 2, 2002, we had $1.0 billion in trade letters of credit issued under the Facility.

4.	EARNINGS / (LOSSES) PER SHARE

Basic earnings / (losses) per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings / (losses) per share includes the dilutive effect of our potentially dilutive securities, which include certain stock options and unvested shares of restricted stock, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method. The following summarizes the incremental shares from the potentially dilutive securities:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($000 except share and par value)	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net earnings / (losses) – basic	$135,270	$(178,837)	$228,728	$26,394
Dilutive effect from:
Senior convertible notes interest	10,514	—	—	—

Diluted earnings / (losses)	$145,784	$(178,837)	$228,728	$26,394

Weighted average number of shares – basic	879,275,933	862,420,054	871,826,795	858,808,170
Incremental shares resulting from:
Stock options	3,279,849	—	6,001,674	17,256,826
Restricted stock	—	—	—	3,388
Senior convertible notes	85,607,940	—	—	—

Weighted average number of shares – diluted	968,163,722	862,420,054	877,828,469	876,068,384
Basic earnings / (losses) per share	$0.15	$(0.21)	$0.26	$0.03
Diluted earnings / (losses) per share	$0.15	$(0.21)	$0.26	$0.03

The calculation above excludes stock options to purchase 75,343,121 and 76,390,818 shares of common stock during the thirteen and thirty-nine weeks ended November 2, 2002, respectively, and 67,689,614 and 27,764,622 shares of common stock during the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The calculation above also excludes 85,701 and 97,618 shares of unvested restricted stock during the thirteen and thirty-nine weeks ended November 2, 2002, respectively, and 122,555 and 119,020 shares of unvested restricted stock during the thirteen and thirty-nine weeks ended November 3, 2001, respectively. The calculation above also excludes senior convertible notes which are convertible to 85,607,940 shares of common stock during the thirty-nine weeks ended November 2, 2002 because their inclusion would have an anti-dilutive effect on earnings per share.

5.	EXCESS FACILITIES, SEVERANCE AND SUBLEASE LOSS RESERVE

In 2001, we announced plans to close four distribution facilities: Ventura, California; Basildon, England; Erlanger, Kentucky; and Roosendaal, Holland. The closures of the Ventura and Basildon facilities were completed by the first quarter of fiscal 2002, the Roosendaal facilities were closed during the second quarter of fiscal 2002 and the Erlanger facility was closed during the third quarter of fiscal 2002.

The facility in Roosendaal, Holland, is classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. The total carrying value of the land and building as of November 2, 2002 was $8.3 million. The facility in Ventura, California was sold in October 2002.

Facilities-related charges associated with distribution center closures include costs associated with lease terminations, facilities restoration and equipment removal. Remaining reserves of $5.3 million associated with facilities as of November 2, 2002 are expected to be paid by the third quarter of fiscal 2003. Employee separation expenses are comprised of severance pay, outplacement services, medical and other related benefits. Remaining reserves of $0.3 million associated with employee separations are expected to be paid by the fourth quarter of fiscal 2002.

During 2001, we consolidated and downsized headquarters facilities in our San Francisco and San Bruno campuses as part of our cost containment efforts. We recorded charges during fiscal 2001, which primarily related to the difference between our contract rent obligations and the rate at which we expect to be able to sublease the properties. As a result of deteriorating sublease market conditions, we revised sublease income and sublease commencement projections during the third quarter of fiscal 2002. This resulted in an additional sublease loss of $15.8 million in the third quarter of fiscal 2002 for these properties. The additional sublease loss charge was recorded in operating expenses.

The remaining reserve balance related to the distribution center exit costs and sublease loss as of November 2, 2002 was as follows:

($000)	Severance and Outplacement	Facilities Charges	Sublease Loss Reserve	Total
Balance at February 2, 2002	$5,435	$7,040	$44,220	$56,695
Payments	(5,157)	(1,724)	(5,185)	(12,066)
Provisions	—	—	15,755	15,755

Balance at November 2, 2002	$278	$5,316	$54,790	$60,384

6.	INCOME TAXES

During the first half of fiscal 2001, we provided for taxes at a 36.5 percent effective tax rate. During the third quarter of fiscal 2001, we recorded $40 million in higher tax expense to bring the tax rate for the first half in line with our 49 percent effective tax rate for fiscal 2001. The increase in tax rate was a result of earnings performance and near-term earnings outlook for the remainder of fiscal 2001, which were below earlier expectations. Also, during the third quarter of fiscal 2001, we recorded a tax charge of $131 million. The charge included our estimate of probable settlements of foreign and domestic tax audits as well as adjustments relating to prior-year tax provisions that were based on earlier estimates.

As a result of our improved operating performance in the third quarter of fiscal 2002, we reduced our effective tax rate from 49 percent to 47 percent for the full year. The adjusted tax rate is based on our current assessment of full year earnings and the mix of earnings. The impact of the reduction on third quarter results is $0.01 per share. This includes $5.0 million for the two-percentage point rate change on third quarter earnings and $3.7 million tax expense reduction to bring the first-half tax rate from 49 percent to 47 percent.

7.	NEW ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” for the fiscal year beginning February 3, 2002. The adoption of SFAS 142 did not have a significant impact on the financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3 (“Issue 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” We will adopt the provisions of SFAS 146 for restructuring activities, if any, initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs, if any, as well as the amounts recognized.

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

We have amended our quarterly filings for the first and second quarters of 2002 and our 2001 Annual Report on Form 10-K/A to reflect the adjustments. These adjustments will not impact previously reported net sales, net earnings, net cash flow, net working capital or financial covenant compliance. Additionally, there was no impact on the amount of inventory actually ordered from vendors or sold to customers in any affected reporting period.

The accompanying condensed consolidated balance sheet as of November 3, 2001 and the condensed consolidated statement of cash flows for the thirty-nine weeks ended November 3, 2001 have been restated from the amounts previously reported to reflect the adjustments discussed above. The following table summarizes the significant effects of the restatement:

	November 3, 2001
($000)	As Previously Reported	As Restated
Merchandise inventory	$2,589,230	$2,837,534
Total Current Assets	$3,744,218	$3,992,522
Total Assets	$8,342,117	$8,590,421

Accounts payable	$1,156,302	$1,404,606
Total Current Liabilities	$3,443,627	$3,691,931
Total Liabilities and Shareholders’ Equity	$8,342,117	$8,590,421

Deloitte & Touche LLP
50 Fremont Street
San Francisco, California 94105-2230
Tel: (415) 783-4000
Fax: (415) 783-4329
www.deloitte.com

Deloitte
& Touche

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of
  The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of November 2, 2002 and November 3, 2001, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001, and of cash flows for the thirty-nine week periods ended November 2, 2002 and November 3, 2001. These financial statements are the responsibility of the Company’s management.

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

As discussed in Note 8, the condensed consolidated balance sheet as of November 3, 2001, and the condensed consolidated statement of cash flows for the thirty-nine week period ended November 3, 2001, have been restated.

/s/ Deloitte & Touche LLP

San Francisco, California
November 18, 2002

THE GAP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this quarterly report on Form 10-Q contains certain forward-looking statements which reflect the current view of The Gap, Inc. (the “Company,” “we,” and “our”) with respect to future events and financial performance. Wherever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

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

The Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects the effects of the restatement of our condensed consolidated balance sheet as of November 3, 2001 and our condensed consolidated statement of cash flows for the thirty-nine weeks ended November 3, 2001. See Note 8 to the condensed consolidated financial statements for further discussion of this matter.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales ($000)	$3,644,956	$3,333,373	$9,804,105	$9,758,248

Total net sales increase (decrease) percentage	9	(2)	0	7

Comparable store sales increase (decrease) percentage	2	(17)	(7)	(11)

Net sales per average square foot	$95	$93	$258	$283

Square footage of gross store space – at end of period (000)			37,645	36,033

Number of Store Concepts:
Beginning of Year			4,171	3,676
New store concepts			175	535
Expanded store concepts(1)			22	142
Closed store concepts			52	64
End of Period			4,294	4,147

Number of Store Locations:
Beginning of Year			3,097	2,848
New store locations			105	276
Expanded store locations (1)			30	138
Closed store store locations			44	23
End of Period			3,158	3,101

(1)	Expanded stores do not change store count.

Store count and square footage at quarter end for fiscal 2002 and 2001 were as follows:

	November 2, 2002			November 3, 2001
	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)
Gap Domestic	2,339	1,487	13.3	2,279	1,499	13.0
Gap International(1)	659	375	3.6	630	364	3.5
Banana Republic(2)	446	446	3.7	442	442	3.5
Old Navy(3)	850	850	17.0	796	796	16.0

Total	4,294	3,158	37.6	4,147	3,101	36.0

Gap Brand stores are reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody concept that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location that may have other concepts. In the table above, we present the number of store concepts and the number of locations.

(1) Includes store concepts and locations in the following countries:
United Kingdom: 240 and 223 store concepts and 149 and 140 store locations in 2002 and 2001, respectively.
Canada: 192 and 191 store concepts and 110 and 110 store locations in 2002 and 2001, respectively.
Japan: 153 and 140 store concepts and 71 and 69 store locations in 2002 and 2001, respectively.
France: 54 and 56 store concepts and 35 and 35 store locations in 2002 and 2001, respectively.
Germany: 20 store concepts and 10 store locations in 2002 and 2001.
(2) Includes 16 stores in Canada in 2002 and 2001.
(3) Includes 28 and 17 stores in Canada for 2002 and 2001 respectively.

Net sales for the third quarter of fiscal 2002 increased $312 million compared to the same period last year. Comparable store sales increased $63 million and non-comparable store sales increased by $249 million. The non-comparable store sales increase was primarily due to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. Increased regular price selling and higher markdown margins drove the increase in comparable store sales for the third quarter.

Net sales for year-to-date fiscal 2002 increased $46 million compared to the same period last year. Comparable store sales declined $669 million, offset by a $715 million increase in non-comparable store sales. The non-comparable store sales increase was primarily due to the increase in retail selling space, both through the opening of new stores (net of stores closed) and the expansion of existing stores. The effects of increased markdown selling and lower markdown margins during the first quarter and negative traffic during the second quarter drove the decrease in year-to-date comparable store sales.

The increase in net sales per average square foot for the third quarter was attributable to positive comparable store sales.

Comparable store sales by division for the third quarter were as follows:

•	Gap Domestic reported a negative 2% versus a negative 17% last year
•	Gap International reported a positive 2% versus a negative 13% last year
•	Banana Republic reported a positive 1% versus a negative 13% last year
•	Old Navy reported a positive 6% versus a negative 18% last year

Total sales by division for the third quarter were as follows:

•	Gap Domestic reported $1.3 billion versus $1.3 billion last year
•	Gap International reported $420 million versus $387 million last year
•	Banana Republic reported $456 million versus $429 million last year
•	Old Navy reported $1.5 billion versus $1.3 billion last year

Comparable store sales by division for year-to-date were as follows:

•	Gap Domestic reported a negative 11% versus a negative 11% last year
•	Gap International reported a negative 9% versus a negative 9% last year
•	Banana Republic reported a negative 4% versus a negative 8% last year
•	Old Navy reported a negative 4% versus a negative 14% last year

Total sales by division for year-to-date were as follows:

•	Gap Domestic reported $3.4 billion versus $3.7 billion last year
•	Gap International reported $1.1 billion versus $1.2 billion last year
•	Banana Republic reported $1.3 billion versus $1.3 billion last year
•	Old Navy reported $3.9 billion versus $3.6 billion last year

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 7.6 percentage points from 71.5% to 63.9% in the third quarter of fiscal 2002 and decreased 1.6 percentage points from 68.1% to 66.5% for the year-to-date fiscal 2002 compared to the same periods in fiscal 2001. The decrease in the third quarter of fiscal 2002 was driven by higher merchandise margins of 6.1 percentage points and by lower occupancy expenses of 1.5 percentage points. The decrease year-to-date fiscal 2002 was primarily driven by higher merchandise margins of 2.0 percentage points offset by higher occupancy expenses of 0.4 percentage points.

Merchandise margins increased 6.1 percentage points in the third quarter primarily as a result of less markdown selling and higher markdown margins. Also, in the third quarter of fiscal 2001, we cancelled certain product orders which resulted in $52 million in cancelled fabric charges, which accounted for 1.6 percentage points of merchandise margin improvement over prior year. The increase in merchandise margins of 2.0 percentage points year-to-date was also primarily driven by a decrease in markdown selling and higher markdown margins. The cancelled fabric charges during fiscal 2001 accounted for a 0.5 percentage point in merchandise margin improvement year-to-date fiscal 2002 compared to prior year.

The decrease in occupancy expenses as a percentage of net sales for the third quarter of fiscal 2002 compared to the fiscal 2001 period was primarily driven by lower depreciation expense. Depreciation expense in the fiscal 2001 period included higher accelerated depreciation for store closures and remodels. The increase in occupancy expenses as a percentage of net sales year-to-date fiscal 2002 compared to the same period in fiscal 2001 was due to a loss of sales leverage, which accounted for a 1.2 percentage point increase as a percentage of net sales. This increase was partially offset by lower depreciation expense year-to-date compared to the same period of the prior year which included higher accelerated depreciation for store closures and remodels.

Operating Expenses

Operating expenses as a percentage of net sales decreased 0.7 percentage points from 28.4% to 27.7% for the third quarter of fiscal 2002 and decreased 0.6 percentage points from 28.1% to 27.5% for the year-to-date fiscal 2002 compared to the same periods in fiscal 2001. The decrease in operating expenses as a percentage of net sales for the third quarter of fiscal 2002 was due to sales leverage, which accounted for a 1.3 percentage point decrease as a percent of net sales. This decrease was partially offset by the additional sublease loss charge taken during the third quarter of fiscal 2002 and an increase in operating expenses for the third quarter of fiscal 2002 attributable to incremental advertising, which included TV campaigns and circulars. The incremental increase in advertising accounted for a 0.8 percentage point increase in operating expenses as a percent of net sales.

As a result of deteriorating sublease market conditions, we revised sublease income and sublease commencement projections during the third quarter of fiscal 2002. This resulted in an additional sublease loss of $15.8 million in the third quarter of fiscal 2002 for these properties.

Of the 0.6 percentage point decrease year-to-date in operating expenses as a percentage of net sales, 1.8 percentage points was attributable to cost reductions as well as expense savings due to the July 2001 workforce reduction and the impact of the second quarter 2001 charge related to those actions. These decreases were partially offset by higher store payroll and benefits, which accounted for a 0.5 percentage point increase, and loss of sales leverage, which resulted in a 0.7 percentage point increase in operating expenses as a percentage of net sales.

For fiscal 2002, we expect total operating expenses to increase about 1% to 3%, in dollar terms, for the full year compared to fiscal 2001.

Interest Expense

The increase in interest expense in the third quarter and year-to-date fiscal 2002 compared to the same periods in fiscal 2001 was primarily due to an increase in long-term borrowings and higher interest rates on new debt issuances.

Interest Income

The increase in interest income in the third quarter and year-to-date fiscal 2002 compared to the same periods in fiscal 2001 was primarily due to increases in average cash available for investment as a result of new debt issuances. Available cash increased due to the debt issuance in March 2002 and reduced capital expenditures compared to the prior year.

Income Taxes

During the first half of fiscal 2001, we provided for taxes at a 36.5 percent effective tax rate. During the third quarter of fiscal 2001, we recorded $40 million in higher tax expense to bring the tax rate for the first half in line with our 49 percent effective tax rate for fiscal 2001. The increase in tax rate was a result of earnings performance and near-term earnings outlook for the remainder of fiscal 2001, which were below earlier expectations. Also, during the third quarter of fiscal 2001, we recorded a tax charge of $131 million. The charge included our estimate of probable settlements of foreign and domestic tax audits as well as adjustments relating to prior-year tax provisions that were based on earlier estimates.

As a result of our improved operating performance in the third quarter of fiscal 2002, we reduced our effective tax rate from 49 percent to 47 percent for the full year. The adjusted tax rate is based on our current assessment of full year earnings and the mix of earnings. The impact of the reduction on third quarter results is $0.01 per share. This includes $5.0 million for the two-percentage point rate change on third quarter earnings and $3.7 million tax expense reduction to bring first-half results from 49 percent to 47 percent.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001
Cash provided by operating activities ($000)	$283,717	$408,918
Working capital ($000)	$2,548,926	$300,591
Current ratio	1.82:1	1.08:1

For the thirty-nine weeks ended November 2, 2002, the decrease in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to an increase in merchandise inventory, a decrease in the relative growth in accounts payable and accrued expenses and a decrease in tenant allowance received due to slower store growth compared to the same period in the prior year. The decrease in cash flows provided by operating activities was partially offset by an increase in net earnings. An increase in cash due to the issuance of $1.38 billion senior convertible notes in March 2002 and $700 million notes in November 2001 and a decrease in short-term borrowings primarily drove the increase in working capital and the current ratio.

In March 2002, we entered into a $1.4 billion secured two-year credit facility (the “Facility”). The Facility is being used for general corporate purposes, primarily as back up for our trade letters of credit issuance. The fees related to the Facility fluctuate based on our senior unsecured credit ratings.

The Facility contains financial and other covenants, including, but not limited to, limitations on capital expenditures, liens and cash dividends, and maintenance of certain financial ratios, including a fixed-charge coverage ratio and an asset coverage ratio. Violation of these covenants could result in a default under the Facility, which would permit the participating banks to restrict our ability to further access the Facility for letters of credit or advances and to require the immediate repayment of any outstanding advances under the Facility. In addition, such default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate the payment of such obligations.

As of November 2, 2002, we had $1.0 billion in trade letters of credit issued under the Facility.

We also have standby letters of credit, surety bonds and guarantees outstanding at November 2, 2002, amounting to $30 million, $33 million and $6 million, respectively.

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

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received net proceeds of $1.35 billion in cash. Interest is payable semi-annually on March 15 and September 15 of each year. The first payment was made on September 15, 2002. We have an option to call the notes on or after March 20, 2005. The notes are convertible, unless previously redeemed or repurchased, at the option of the holder at any time prior to maturity, into shares of our common stock at a conversion price of $16.12 per share, subject to adjustment in certain events, for a total of 85,607,940 shares. If converted, these additional shares would reduce our future earnings per share. Prior to conversion, the convertible notes are potentially dilutive at certain earnings levels. The effects of these dilutive securities are computed using the if-converted method. These securities were dilutive for the third quarter earnings per share calculation but not for the year-to-date earnings per calculation.

For the thirty-nine weeks ended November 2, 2002, capital expenditures, net of tenant allowance for construction and lease incentives, totaled approximately $189 million. The majority of these expenditures were used for expansion of the store base and information technology. Year-to-date fiscal 2002, we increased retail square footage by 3.6 percent and ended the quarter with 4,294 store concepts or 3,158 store locations.

Rent expense for all operating leases was $727 million and $699 million, for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively.

Our current outlook for capital expenditures for fiscal 2002 is in the low $300 million dollar range, down from a previous guidance of $360 million, primarily as a result of timing of certain information technology spending. Also, we anticipate full year depreciation and amortization expense to be in the high $700 million dollar range.

For fiscal 2002, we continue to expect net square footage growth to be around 3%. While we anticipate concept closures to be similar to last year’s levels, store location closures will likely be higher.

Our store growth plans for fiscal 2002 are as follows:

Fiscal 2002
	Number of Store Concepts	Number of Store Locations	Net Sq. Ft. Range*
Gap Domestic	70-75	20-25	1-3%
Gap International	30-35	10-15	1-3%
Banana Republic	15-20	15-20	3-5%
Old Navy	55-60	55-60	4-6%

Total	170-190	100-120	About 3%

*Net of store closures.

Gap Brand stores are reported based on concepts. Any Gap Adult, GapKids, babyGap or GapBody concept that meets a certain square footage threshold has been counted as a store, even when residing within a single physical location that may have other concepts. In the table above, we present the number of store concepts and the number of locations.

For fiscal 2003, we expect to open stores at 30-40 new locations, which translates to 40-60 concepts. Approximately 60 percent of the resulting square footage growth is from Old Navy, with the balance spread equally among the other brands. At this point, we anticipate that store closures will likely be higher than 2002 levels, with net square footage expected to decline about 2 percent for the full 2003 fiscal year.

NEW ACCOUNTING PRONOUNCEMENTS

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations using forward contracts. At November 2, 2002, we had forward contracts maturing at various dates through August 2003 to buy and sell the equivalent of approximately $453 million in foreign currencies at contracted rates. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan.

The outstanding mark-to-market net liability for all derivatives reflected in the condensed consolidated balance sheet as of November 2, 2002, was $27 million.

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

In March 2002, we issued $1.38 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009, and received the net proceeds in cash. Interest is payable semi-annually on March 15 and September 15 of each year. The first payment was made on September 15, 2002. These debt securities are recorded in the balance sheet at their issuance amount net of unamortized discount.

The market risk profile of the Company on February 2, 2002 is disclosed on the Company’s 2001 Annual Report on Form 10-K/A.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter, the Company and all other remaining parties (excluding one retailer) agreed to settle the claims in two previously-disclosed lawsuits relating to sourcing of products from Saipan (Commonwealth of the North Mariana Islands). The settlement requires court approval and does not involve an admission of wrongdoing by the defendants. See our Current Report on Form 8-K filed on September 26, 2002 for more details.

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse settlements or resolutions may occur and negatively impact earnings in the quarter of settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results from operations, liquidity or financial position taken as a whole.

Item 5. Other Information

The Board of Directors has approved Amended and Restated Bylaws (the “New Bylaws” ), a copy of which is filed herewith as Exhibit 3.1. The New Bylaws include the following four new provisions:

•
A requirement that any stockholder who desires to bring any business before, or nominate any person as director at, an annual meeting of stockholders provide the Company with advance notice of the stockholder’s intentions (the “Advance Notice Provision”).

•
The Advance Notice Provision affords the Board of Directors the opportunity and time to (a) consider any stockholder initiated business and the qualifications of any director nominations proposed by stockholders well in advance of the annual meeting, (b) provide information to stockholders about these matters, (c) consider and undertake alternatives to the stockholder proposals or nominees, and (d) take other action that the Board of Directors deems to be necessary or desirable.

•	The Advance Notice Provision helps ensure that stockholders are aware of all proposals to be voted on at an annual meeting and have the opportunity to consider each proposal in advance of the meeting.

•	The Advance Notice Provision also allows annual meetings to be conducted in an orderly and efficient manner without disruption due to last minute or unexpected proposals.

•
A requirement that any stockholder seeking to take action by written consent first advise the Company of this effort and request the Board of Directors to fix a record date for such purpose (the “Record Date Provision”).

•
The Record Date Provision affords the Board of Directors the opportunity and time, especially if confronted by an unexpected proposal from a third party which has acquired a block of the Company’s stock, to (a) consider any proposed written consent solicitation, (b) consider and undertake alternatives thereto, (c) provide information to stockholders about the solicitation, and (d) take other action that the Board of Directors deems to be necessary or desirable.

•
The Record Date Provision also helps ensure that stockholders are notified of the request to set a record date and thus allowed to continue to hold their shares through the anticipated record date for the action by written consent.

•	An exclusive power on the part of the Board of Directors to fill all vacancies in the Board of Directors and express elimination of the power of stockholders to take such action.

•
This provision will prevent stockholders who either enlarge the size of the Board or remove directors from filling the resulting vacancies. In effect, this provision forces stockholders who wish to replace the entire or a portion of the Board of Directors to do so only at an annual meeting of stockholders.

•
A specification that the stockholder vote required for stockholders to amend, repeal, alter, amend or rescind the New Bylaws (including any of the provisions listed above) or adopt or make new bylaws is the affirmative vote of the holders of at least a majority of the outstanding voting stock.

•
This provision ensures that the New Bylaws are amended only by action of the holders of a majority of the outstanding shares rather than a lesser amount, such as a majority of the quorum at a meeting of stockholders. This provision does not affect the power of the Board of Directors to amend the New Bylaws or adopt new bylaws.

The Advance Notice Provision requires that any stockholder who desires to bring any business before an annual meeting of stockholders (including the nomination of persons to serve as directors) furnish the Company with advance notification of the nature of such business (or the identity and background of such persons) no later than the close of business on the 45th day and no earlier than the close of business on the 75th day prior to the first anniversary of the date on which the Company first mailed its proxy materials for the preceding year’s annual meeting of stockholders. Proposals of stockholders of the Company which are intended to be presented at the Company’s 2003 Annual Meeting of Stockholders must be received by the Secretary of the Company no earlier than January 17, 2003 and no later than February 18, 2003. A stockholder who fails to comply with the new procedures would be precluded from bringing his or her proposed business before the annual meeting and would be barred from nominating candidates for director at such meeting.

The Record Date Provision requires that any stockholder seeking to take action by written consent first advise the Company of this effort and request that the Board of Directors fix a record date for such purpose. The Board of Directors would have to take such action within 10 days of the Company’s receipt of such request, and, the Board of Directors would be authorized to set a date which is not more than 10 days later than the date upon which it meets or acts to set such record date.

The foregoing New Bylaw provisions might (a) deter a possible takeover attempt which a majority of the holders of the Company’s common stock may deem to be in their best interests or (b) delay stockholders from replacing a majority of the Board of Directors. However, the Board of Directors believes that these New Bylaw provisions are in the best interests of the Company and its stockholders for the reasons described above. Also, the Board of Directors has no knowledge of any present effort to gain control of the Company or to organize a proxy contest and has not approved these new provisions in response to any such effort.

The foregoing summary of portions of the New Bylaws is qualified in its entirety by reference to the complete text of the New Bylaws as set forth in Exhibit 3.1 hereto.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

(3.1)	Amended and Restated Bylaws of The Gap, Inc. (effective October 29, 2002)

(10.1)	Employment Agreement dated September 25, 2002 by and between the Company and Paul S. Pressler, filed as Exhibit 10.1 to the Company’s Form 8-K, dated September 26, 2002, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(99.1)
Certifications of the Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings.

b)  Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the three months ended November 2, 2002:

1.	Form 8-K, dated August 8, 2002, regarding the announcement of our July 2002 sales, filed with the SEC on August 8, 2002;

2.	Form 8-K, dated August 8, 2002, regarding the announcement of Gary Muto named president of Gap U.S. and Maureen Chiquet named president of Banana Republic, filed with the SEC on August 8, 2002;

3.
Form 8-K, dated August 12, 2002, regarding the Statements Under Oath of our Principal Executive Officer and our Principal Financial Officer regarding facts and circumstances relating to the Exchange Act filings, pursuant to the SEC’s Order no. 4-460, signed by Millard S. Drexler, President and Chief Executive Officer, and Heidi Kunz, Executive Vice President and Chief Financial Officer, furnished under Item 9 to the SEC on August 13, 2002;

4.	Form 8-K, dated August 15, 2002, regarding the announcement of our earnings for the second quarter of fiscal 2002, filed with the SEC on August 16, 2002;

5.	Form 8-K, dated September 5, 2002, regarding the announcement of our August 2002 sales, filed with the SEC on September 5, 2002;

6.	Form 8-K, dated September 9, 2002, regarding the announcement that Millard S. Drexler exercised options, filed with the SEC on September 10, 2002;

7.	Form 8-K, dated September 10, 2002, regarding the announcement that the Board of Directors elected Bob L. Martin to serve as a director of the Company, filed with the SEC on September 11, 2002;

8.	Form 8-K, dated September 12, 2002, regarding the announcement of our response to an unsolicited “mini-tender offer,” filed with the SEC on September 13, 2002;

9.
Form 8-K, dated September 25, 2002, regarding the announcement of the naming of Paul Pressler as President and Chief Executive Officer of the Company, filed with the SEC on September 26, 2002, and attaching thereto as Exhibit 10.1 the  Employment Agreement, dated September 25, 2002, by and between the Company and Paul Pressler;

10.	Form 8-K, dated September 26, 2002, regarding the announcement of the settlement agreement relating to the Saipan lawsuits, filed with the SEC on September 26, 2002;

11.
Form 8-K, dated October 3, 2002, regarding the announcement of the appointment of Penny Hughes to the Board of  Directors of the Company and the resignation of Steven P. Jobs from the Board, filed with the SEC on October 4, 2002;

12.	Form 8-K, dated October 10, 2002, regarding the announcement of our September 2002 sales, filed with the SEC on October 10, 2002;

13.	From 8-K, dated October 11, 2002, regarding the announcement of the resignation of Millard S. Drexler from the Board of Directors, filed with the SEC on October 11, 2002; and

14.
From 8-K, dated October 28, 2002, regarding the announcement that the Board of Directors elected Paul Pressler, President  and Chief Executive Officer, to serve as a director of the Company, filed with SEC on October 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 9, 2002	By:	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Office

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for th periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors  and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

/s/ HEIDI KUNZ
Heidi Kunz
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

(3.1)	Amended and Restated Bylaws of The Gap, Inc. (effective October 29, 2002)

(10.1)	Employment Agreement dated September 25, 2002 by and between the Company and Paul S. Pressler, filed as Exhibit 10.1 to the Company’s Form 8-K, dated September 26, 2002, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(99.1)
Certifications of the Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C.Section 1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings.