Form 10-K
period 2003-02-01
GAP INC
filed 2003-04-01
CIK 39911

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
 FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2003 or

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 3, 2002 was approximately $7,135,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s Common Stock outstanding as of March 17, 2003 was 889,164,488.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2003 (hereinafter referred to as the “2003 Proxy Statement”) are incorporated into Parts I and III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended February 1, 2003 (hereinafter referred to as the “2002 Annual Report to Shareholders”) are incorporated into Parts II and IV.

The Exhibit Index is located on Page 15 hereof.

          This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect our current view with respect to future events and financial performance.  Whenever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

          Any such forward-looking statements are subject to risks and uncertainties and our future results of operations could differ materially from historical results or current expectations.  Some of these risks are discussed in Item 1 of this report below, and include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging domestic and international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where our goods are manufactured, impact of legal proceedings, and/or other factors that may be described in our filings with the Securities and Exchange Commission.  Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

          We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1 – Business

General

          We are a global specialty retailer operating stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Banana Republic and Old Navy brands.  We operate stores in the United States, Canada, the United Kingdom, France, Germany and Japan.  All references to “we,” “our,” “us,” and “the Company” in this Annual Report mean The Gap, Inc. and its subsidiaries.

          We design virtually all of our products, which in turn are manufactured by independent sources, and sell them under our brands in the following store formats:

          Gap.  Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories and personal care products for men and women, ages teen through adult.  We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989.  These stores offer casual apparel and accessories in the tradition of Gap style and quality for children, ages newborn through pre-teen.  We launched GapBody in 1998 offering men’s and women’s underwear, sleepwear and personal care products.  As of February 1, 2003, we operated 2,969 Gap brand store concepts at 1,834 locations in the United States, Canada, the United Kingdom, France, Germany, and Japan.  Gap brand store concepts are any Gap Adult, GapKids, babyGap or GapBody that meets a certain square footage threshold even when residing within a single physical location.

          Banana Republic.  Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored apparel, shoes and accessories for men and women at higher price points than Gap.  Banana Republic products range from apparel, including intimate apparel, to personal care products and home products.  As of February 1, 2003, we operated 441 Banana Republic stores in the United States and Canada.

          Old Navy.  We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants as well as other items, including personal care products, in an innovative, exciting shopping environment.  As of February 1, 2003, we operated 842 Old Navy stores in the United States and Canada.

          As of February 1, 2003, we operated a total of 4,252 store concepts at 3,117 locations.  For more information on the number of store concepts by brand and country, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to pages 22 to 30 of our 2002 Annual Report to Shareholders.

          We established Gap Online, a web-based store located at www.gap.com, in 1997.  Products comparable to those carried in Gap, GapKids and babyGap stores can be purchased on-line.  In addition, a line of maternity apparel is available at Gap Online.  Banana Republic introduced Banana Republic Online, a web-based store located at www.bananarepublic.com, in 1999, which offers products comparable to those carried in the store collections.  In 2000, we established Old Navy Online, a web-based store located at www.oldnavy.com.  Old Navy Online also offers apparel and accessories comparable to those carried in the store collections, plus a line of maternity apparel.  Our online businesses are offered as an extension of our store experience and are intended to strengthen our relationship with our customers.

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

          Our stores generally are open seven days per week (where permitted by law) and most holidays.  All sales are tendered for cash, personal checks, debit cards, or credit cards, including Gap, Banana Republic and Old Navy private label credit cards which are issued by a third party.

Merchandise Vendors

          We purchase merchandise from more than 1,000 vendors with facilities in over 50 countries. No vendor accounted for more than 5% of the dollar amount of our fiscal 2002 purchases.  Of our merchandise sold during fiscal 2002, approximately 5% of all units (representing approximately 3% of total cost) was produced domestically while the remaining 95% of all units (representing approximately 97% of total cost) was made outside the United States. Approximately 14% of our total merchandise units (representing approximately 17% of total cost) was from China, including Hong Kong, with the remainder coming from more than 50 other countries.  Any event causing a sudden disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations.  Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars.

          We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions.  Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations.  Our sourcing operations may be adversely affected by political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Seasonal Business

          Our business follows a seasonal pattern, with sales peaking over a total of about 13 weeks during the Back-to-School (mid-August through early September) and Holiday (November through December) periods.  During fiscal 2002, these periods accounted for approximately 34% of our net sales.

Brand Building

          Our ability to continually change and evolve our brands is a key source of competitive advantage.  We believe our three distinct brands are among our most important assets.  All aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us.  We continue to invest in the development of our brands through advertising.  We have also made investments to enhance the customer experience through the expansion and remodeling of existing stores, the closure of under-performing stores, and a focus on customer service.

Advertising

          We place print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines.  Our ads also appear in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and billboards.  We have also run TV ads for Gap and Old Navy and radio ads for Old Navy.  We plan to continue our investments in advertising and marketing in 2003.  There can be no assurances that these investments will result in increased sales or profitability.

Employees

          On February 1, 2003, we had a work force of approximately 169,000 employees, which includes a combination of part and full-time employees.  We hire temporary employees during the peak Back-to-School and Holiday seasons.

Trademarks and Service Marks

          Gap, GapKids, babyGap, GapBody, Banana Republic and Old Navy trademarks and service marks, and certain other trademarks, either have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries.

Certain Additional Business Risk Factors

          We must successfully gauge fashion trends and changing consumer preferences to succeed.

          Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner.  The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season.  To the extent we misjudge the market for our merchandise, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results.  A disproportionate part of our past product offerings may have been too fashion-forward for our broad and diverse customer base.  While we believe our current strategies and initiatives appropriately address these issues, merchandise misjudgments could have a material adverse effect on our image with our customers and on our operating results.

          Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other staff.  Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

          Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases.  In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels.  We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season.  As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases.  In the past, we did not predict our customers’ preferences and acceptance levels of our fashion items with the same accuracy we had previously experienced.  In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance for our products.

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

          Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as the current recessionary environment, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Further declines in consumer spending on apparel and accessories could have an adverse effect on our operating results.

          We are faced with competition in European, Japanese and Canadian markets from established regional and national chains. Our success in the European market depends on determining a sustainable profit formula to build brand loyalty and gain market share in these especially challenging retail environments.  If international business is not successful, our results of operations could be adversely affected.

          Certain financial information about international operations is set forth under the heading “Segments” in Note A to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 – Financial Statements and Supplementary Data.

          We experience fluctuations in our comparable store sales and margins.

          Our continued success depends, in part, upon our ability to continue to further improve sales and margins at our stores.  Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future.  For example, over the past 2 years, our quarterly comparable store sales have ranged from decreases of 16% and 12% in the final two fiscal quarters of fiscal 2001 to an increase of 8% in the fourth quarter of 2002.  A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions.  These factors may cause our comparable store sales results to differ materially from prior periods and from expectations.  Over the past three years our reported gross margins have ranged from 37% in fiscal 2000 to 30% in fiscal 2001 and fiscal 2002. Any failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.  Our ability to further improve our comparable store sales results and margins depends in large part on improving our forecasting of demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base and using more effective pricing strategies.

          Downgrades in our credit ratings may have a negative impact on our financing costs and structure in future periods.

          On February 14, 2002, Moody’s Investors Service reduced our long- and short-term senior unsecured credit ratings from Baa3 to Ba2 and from Prime-3 to Not Prime, respectively, with a negative outlook on our long-term ratings, and Standard & Poor’s Rating Service reduced our long- and short-term credit ratings from BBB+ to BB+ and from A-2 to B, respectively, with a stable outlook on our long-term ratings.  On February 27, 2002, Moody’s reduced our long-term senior unsecured credit ratings from Ba2 to Ba3 and stated that its outlook on our long-term ratings was stable. In April 2002, Standard & Poor’s assigned a BBB- rating to our $1.4 billion secured two-year credit facility. On May 9, 2002 and May 24, 2002, the outlook on our credit ratings was changed from stable to negative by Standard & Poor’s and Moody’s, respectively.

          As a result of the downgrades in our long-term credit ratings, effective June 15, 2002, the interest rates payable by us on $700 million of our outstanding notes increased by 175 basis points to 9.90 percent per annum on $200 million of our outstanding notes due in 2005, and to 10.55 percent per annum on $500 million of our outstanding notes due in 2008. The interest rate payable on the notes is subject to increase by 0.25 percent for each rating category downgrade by either rating agency.  The interest rates payable on these notes is subject to decrease upon upgrades by these rating agencies. In no event will the interest rate be reduced below the original interest rate payable on the notes.  As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to commercial paper.  In addition any future, lowering of the ratings on our debt to result in reduced access to the capital markets and higher interest costs on future financings.

          We are planning certain system changes that may disrupt our supply chain.

          Our success depends on our ability to continue sourcing merchandise efficiently. We continue to evaluate and are currently implementing modifications to our information technology systems supporting the product pipeline, including merchandise planning, forecasting, and purchase order, inventory and price management.  Modifications may involve replacing legacy systems with successor systems.  We are aware of inherent risks associated with replacing these core systems, including accurately capturing data and supply chain disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation.  We anticipate that the launch of these successor systems will take place in a phased approach over an approximate five-year period which began in 2002.  There can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain disruptions.  Any resulting supply chain disruptions could have a material adverse effect on our operations.

Available Information

          We make available on our website, www.GapInc.com, under “Financials & Media, SEC Filings” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Executive Officers of the Registrant

          Donald G. Fisher is our Chairman.  Paul S. Pressler is our President and Chief Executive Officer.  Donald G. Fisher and Paul S. Pressler are directors. The required information for each of them is set forth in the table located in the section entitled “Nominees for Election as Directors” of the 2003 Proxy Statement and is incorporated by reference herein.  The following are also executive officers:

Name, Age, Position and Principal Occupation During Past Five Years:

Charles K. Crovitz, 49, Executive Vice President, Chief Supply Chain Officer since 2000; Executive Vice President, Supply Chain and Technology from 1998 to 2000; Senior Vice President of Strategy, Logistics and Information Systems in 1998.  Joined in 1993.

Anne B. Gust, 45, Executive Vice President, Chief Administrative Officer since 2000; Executive Vice President, Human Resources, Legal, Global Compliance and Corporate Administration from 1999 to 2000; Executive Vice President, Human Resources, Legal and Corporate Administration from 1998 to 1999; Senior Vice President and General Counsel from 1994 to 1998.  Joined in 1991.

Jenny Ming, 47, President, Old Navy Brand since 1998; Executive Vice President, Merchandising, Old Navy Brand from 1996 to 1998. Joined in 1986.

Gary Muto, 43, President, Gap Brand since 2002; President of Banana Republic Brand from 2001 to 2002; Executive Vice President Banana Republic Merchandising from 1999 to 2001; Senior Vice President Merchandising from 1993 to 1999.  Joined in 1988.

Byron H. Pollitt, Jr., 51, Executive Vice President and Chief Financial Officer since January 2003; Executive Vice President and Chief Financial Officer of Walt Disney Parks and Resorts from 1999 to 2003; Senior Vice President, Chief Financial Officer of Disneyland Resorts from 1995 to 1999.

Eva Sage-Gavin, 44, Executive Vice President Human Resources since March 2003; Senior Vice President Human Resources of Sun Microsystems, Inc. from 2000 to 2003; Senior Vice President Human Resources of Disney Consumer Products from 1997 to 2000.

Item 2 – Properties

          We operate stores in the United States, Canada, the United Kingdom, France, Germany and Japan.  The stores operated as of February 1, 2003 aggregated approximately 37.3 million square feet.  Almost all our stores are leased either on a short term basis with one or more options after our initial term, or slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

          As of February 1, 2003, we owned approximately 1.2 million square feet of headquarters office space located in San Francisco and San Bruno, California.  We leased approximately 1.5 million square feet of headquarters office space, located in San Francisco, San Bruno and Rocklin, California; New York, New York; and Albuquerque, New Mexico.  Of the 1.5 million square feet of office space leased, approximately 115,000 square feet was under sublease to others and approximately 450,000 square feet was being marketed for sublease to others. We also leased approximately 25 domestic regional offices and 35 international offices.  We owned approximately 9.5 million square feet of distribution space located in Fresno, California; Edgewood, Maryland; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England.   We leased approximately 2.2 million square feet of distribution space located in Columbus, Ohio and in the Northern Kentucky suburbs outside Cincinnati, Ohio.  A 130,000 square feet distribution warehouse in Funabashi City, Chiba, Japan was owned and operated by a third-party logistics provider.

          In fiscal 2002, we recorded certain charges relating to certain facilities.  See Note J to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 - Financial Statements and Supplementary Data.

Item 3 – Legal Proceedings

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

Item 4 – Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5 – Market For Registrant’s Common Equity and Related Stockholder Matters

          The information required by this item is incorporated herein by reference to page 50 of the 2002 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K and the section entitled "Equity Plan Compensation Information" in the 2003 Proxy Statement.

Item 6 – Selected Financial Data

          The information required by this item is incorporated herein by reference to pages 20 through 21 of the 2002 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information required by this item is incorporated herein by reference to pages 22 to 30 of the 2002 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

          The information required by this item is incorporated herein by reference to pages 30 through 31 of the 2002 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 – Financial Statements and Supplementary Data

          The information required by this item is incorporated herein by reference to pages 33 through 49 of the 2002 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 – Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III

Item 10 – Directors and Executive Officers of the Registrant

          The information required by this item is incorporated herein by reference to the section entitled “Nominees for Election as Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2003 Proxy Statement.  See also Item 1 above in the section entitled “Executive Officers of the Registrant.”

Item 11 – Executive Compensation

          The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Summary of Executive Compensation,” “Stock Options,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts, Termination of Employment and Change in Control Provisions” in the 2003 Proxy Statement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated herein by reference to the section entitled “Equity Plan Compensation Information” and “Beneficial Ownership of Shares” in the 2003 Proxy Statement.

Item 13 – Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the section entitled “Other Reportable Transactions” in the 2003 Proxy Statement.

Item 14 – Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this Annual Report on Form 10-K.  Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

          Changes in Internal Controls

          There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15 – Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

	(1)	Financial Statements

(i) Independent Auditors’ Report. Incorporated by reference to page 32 of the 2002 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

(ii)

The consolidated balance sheets as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, shareholders’ equity, cash flows, and notes thereto for each of the three fiscal years in the period ended February 1, 2003 are incorporated by reference to pages 33 through 49 of the 2002 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

	(3)	Exhibits

Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 15 of this Annual Report on Form 10-K.

(b)	The following reports were filed or required to be filed for the last quarter of the fiscal year:

	(1)	Form 8-K, dated November 7, 2002, regarding the announcement of our October 2002 sales, filed with the SEC on November 7, 2002;

	(2)	Form 8-K, dated November 14, 2002, regarding the announcement of our earnings for the third quarter of fiscal 2002, filed with the SEC on November 15, 2002;

(3)

Form 8-K, dated November 21, 2002, regarding the announcement of John M. Lillie’s resignation from the Company, filed with the SEC on November 22, 2002, and attaching thereto as Exhibit 10.1 the Transition Agreement , effective on November 21, 2002, between the Company and John Lillie;

	(4)	Form 8-K, dated December 5, 2002, regarding the announcement of our November 2002 sales, filed with the SEC on December 5, 2002;

	(5)	Form 8-K, dated January 9, 2002, regarding the announcement of our December 2002 sales, filed with the SEC on January 9, 2003; and

(6)

Form 8-K, dated January 18, 2003, regarding the announcement of the appointment of Byron H. Pollitt, Jr. as Executive Vice President and Chief Financial Officer of the Company, filed with the SEC on January 21, 2003, and attaching thereto as Exhibit 10.1 the Offer Letter, dated January 15, 2003, between the Company and Byron Pollitt.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: March 31, 2003	By	/s/ PAUL S. PRESSLER

Paul S. Pressler, Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2003	By	/s/ BYRON H. POLLITT, JR.

Byron H. Pollitt, Jr., Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2003	By	/s/ ADRIAN D.P. BELLAMY

Adrian D. P. Bellamy, Director

Date: March 31, 2003	By	/s/ DONALD G. FISHER

Donald G. Fisher, Director

Date: March 31, 2003	By	/s/ DORIS F. FISHER

Doris F. Fisher, Director

Date: March 31, 2003	By	/s/ ROBERT J. FISHER

Robert J. Fisher, Director

Date: March 31, 2003	By	/s/ GLENDA A. HATCHETT

Glenda A. Hatchett, Director

SIGNATURES (con’t.)

Date: March 31, 2003	By	/s/ PENELOPE L. HUGHES

Penelope L. Hughes, Director

Date: March 31, 2003	By	/s/ BOB L. MARTIN

Bob L. Martin, Director

Date: March 31, 2003	By	/s/ PAUL S. PRESSLER

Paul S. Pressler, Director

Date: March 31, 2003	By	/s/ ARUN SARIN

Arun Sarin, Director

Date: March 31, 2003	By	/s/ CHARLES R. SCHWAB

Charles R. Schwab, Director

Date: March 31, 2003	By	/s/ MAYO A. SHATTUCK III

Mayo A. Shattuck III, Director

CERTIFICATIONS

I, Paul S. Pressler, certify that:

1.	I have reviewed this annual report on Form 10-K of The Gap, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ PAUL S. PRESSLER

Paul S. Pressler President and Chief Executive Officer (Principal Executive Officer)

I, Byron Pollitt, certify that:

1.	I have reviewed this annual report on Form 10-K of The Gap, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003

/s/ BYRON H. POLLITT, JR.

Byron H. Pollitt, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562

3.3	Registrant’s Amended and Restated Bylaws (effective January 28, 2003), filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128

4.1

Indenture, dated September 1, 1997, between the Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562

4.2

Indenture, dated November 21, 2001, between the Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

4.3	Indenture, dated March 5, 2002, between the Registrant and The Bank of New York filed as Exhibit 4.1 to Registrant’s Form S-3, dated May 2, 2002, Commission File No. 333-87442

10.1

Third Amended and Restated Credit Agreement, dated as of June 26, 2001 among the Registrant, Banana Republic, Inc., Old Navy Inc., Banana Republic (Canada) Inc., Old Navy (Canada) Inc., Gap (Canada) Inc., Gap International Sourcing Limited, Gap International Sourcing Pte. Ltd., Gap (Japan) K.K., Gap International Sourcing (Holdings) Limited, Gap (Netherlands) B.V., Gap International BV, GPS Consumer Direct, Inc., Citicorp USA, Inc., Salomon Smith Barney, Inc., Bank of America, N.A., HSBC Bank USA, ABN AMRO Bank N.V., The Chase Manhattan Bank, Banca Nazionale Del Lavoro S.p.A. New York Branch, Société Générale, Sumitomo Mitsui Banking Corporation, Bank One, NA (Main Office Chicago), Fleet National Bank, Wells Fargo, National Association, The Bank of New York, The Fuji Bank, Limited, US Bank National Association, Bank of Nova Scotia, and Citibank, N.A. filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 4, 2001, Commission File No. 1-7562

10.2

Credit Agreement, dated as of March 7, 2002, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Salomon Smith Barney Inc.,  (“SSB”) and Banc of America Securities, LLC (“BAS”) as Joint Book Managers,

BAS, HSBC Bank USA and JP Morgan Securities, Inc. (“JPM”) as Co-Syndication Agents, ABN AMRO Bank N.V. as Documentation Agent, SSB, BAS, and JPM as Joint Lead Arrangers, and Citicorp USA, Inc. as Agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Registrant’s Form 8-K, filed on March 22, 2002, Commission File No. 1-7562

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.3	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690

10.4	Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686

10.5	Description of Management Incentive Cash Award Plan, filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562

10.6

Executive Management Incentive Cash Award Plan (January 28, 2002 Amendment and Restatement), filed as Exhibit 10.8 to Registrant’s Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

10.7	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562

10.8	1996 Stock Option and Award Plan, filed as Exhibit A to the Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.9	Amendment Number 1 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.10	Amendment Number 2 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.11	Amendment Number 3 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.12	Amendment Number 4 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.13	Amendment Number 5 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to the Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.14	Amendment Number 6 to the Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

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

10.17	Form of Restricted Stock Agreement under Registrant’s 1996 Stock Option and Award Plan filed, as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.18

Form of Restricted Stock Agreement effective February 2, 2002 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.20 to Registrant’s Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

10.19

Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.20

Form of Nonqualified Stock Option Agreement for employees in  France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.21

Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.22

Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.23	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.24

Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.25	Relocation Loan Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562

10.26

Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562

10.27	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

10.28	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.29	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.30

Amendment Number 1 to the Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.31	Amendment Number 2 to the Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.32	Amendment Number 3 to the Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.33

Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.34

Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.35

Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.36	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508

10.37	1999 Stock Option Plan, filed as Exhibit as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523

10.38	Amendment Number 1 to the Registrant’s 1999 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-59292

10.39	Form of Nonqualified Stock Option Agreement under the Registrant’s 1999 Stock Option Plan, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523

10.40	Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921

10.41	2002 Stock Option Plan, as amended, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128

10.42

Form of Domestic Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921

10.43

Form of International Nonqualified Stock Option Agreement under the Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921

10.44	Employment Agreement, dated September 25, 2002, by and between Registrant and Paul S. Pressler, filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on September 26, 2002, Commission File No. 1-7562

10.45	Offer Letter, dated as of January 15, 2003, by and between Registrant and Byron Hall Pollitt, Jr., filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on January 21, 2003, Commission File No. 1-7562

10.46	Transition Agreement dated as of November 21, 2002 by and between Registrant and John M. Lillie, filed as Exhibit 10.1 to Registrant’s Form 8-K, filed on November 22, 2002, Commission File No. 1-7562

10.47

Non-qualified Stock Option Agreement, dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.36 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.48

Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.49

Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.50

Amendment to the Nonqualified Stock Option Agreements, dated April 3, 2001, between Registrant and Brooks Walker, Jr., filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

13	Portions of Registrant’s annual report to security holders for the fiscal year ended February 1, 2003

21	Subsidiaries of Registrant

23	Consent of Deloitte & Touche LLP

99.1

Certifications of the Chief Executive Officer and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filing