Form 10-Q
period 2003-05-03
GAP INC
filed 2003-06-02
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003 or

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

Common Stock, $0.05 par value, 890,601,385 shares as of May 27, 2003

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share and par value)	May 3, 2003	February 1, 2003	May 4, 2002
ASSETS
Current Assets:
Cash and equivalents	$2,817,871	$3,388,514	$2,319,191
Merchandise inventory	2,111,388	2,047,879	1,792,713
Other current assets	321,633	303,332	345,423

Total Current Assets	5,250,892	5,739,725	4,457,327
Property and equipment, net	3,639,879	3,776,843	4,096,600
Lease rights and other assets	408,046	385,436	419,830

Total Assets	$9,298,817	$9,902,004	$8,973,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$499,979	$—
Accounts payable	926,786	1,159,301	1,041,507
Accrued expenses and other current liabilities	783,478	874,129	757,625
Income taxes payable	208,377	193,165	120,813

Total Current Liabilities	1,918,641	2,726,574	1,919,945
Long-Term Liabilities:
Long-term debt	1,527,545	1,515,794	1,975,337
Senior convertible notes	1,380,000	1,380,000	1,380,000
Lease incentives and other liabilities	599,774	621,424	620,584

Total Long-Term Liabilities	3,507,319	3,517,218	3,975,921
Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 970,885,001, 968,010,453 and 950,670,595 shares; Outstanding 890,197,282, 887,322,707 and 867,808,385 shares	48,544	48,401	47,534
Additional paid-in capital	670,233	638,306	485,140
Retained earnings	5,472,199	5,289,480	4,927,129
Accumulated other comprehensive losses	(17,656)	(16,766)	(55,055)
Deferred compensation	(12,829)	(13,574)	(6,438)
Treasury stock, at cost	(2,287,634)	(2,287,635)	(2,320,419)

Total Shareholders’ Equity	3,872,857	3,658,212	3,077,891

Total Liabilities and Shareholders’ Equity	$9,298,817	$9,902,004	$8,973,757

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
(In thousands except share and per share amounts)	May 3, 2003		May 4, 2002
Net sales	$3,352,771		$2,890,840
Costs and expenses
Cost of goods sold and occupancy expenses	2,075,519		2,011,762
Operating expenses	888,517		766,417
Interest expense	66,441		48,117
Interest income	(9,627)		(7,373)

Earnings before income taxes	331,921		71,917
Income taxes	129,449		35,239

Net earnings	$202,472		$36,678

Weighted average number of shares—basic	888,814,002		866,685,894
Weighted average number of shares—diluted	979,608,262		874,012,082
Earnings per share—basic	$0.23		$0.04
Earnings per share—diluted	$0.22		$0.04
Cash dividends paid per share	$0.02	(a)	$0.02	(b)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2002 but paid in first quarter of fiscal 2003.
(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2001 but paid in first quarter of fiscal 2002.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	May 3, 2003	May 4, 2002
Cash Flows from Operating Activities:
Net earnings	$202,472	$36,678
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
Depreciation and amortization	171,137	170,740
Loss on disposal of property and equipment and other non-cash items affecting net earnings	6,075	5,860
Deferred income taxes	(3,707)	—
Tax benefit from exercise of stock options and vesting of restricted stock	6,572	6,331
Changes in operating assets and liabilities:
Merchandise inventory	(58,247)	(18,553)
Other assets	(43,694)	(9,410)
Accounts payable	(231,633)	(157,651)
Accrued expenses and other current liabilities	(97,742)	(30,967)
Income taxes payable	15,501	37,729
Lease incentives and other liabilities	3,891	32,630

Net cash (used for) provided by operating activities	(29,375)	73,387

Cash Flows from Investing Activities:
Purchase of property and equipment	(55,782)	(96,880)
Proceeds from sale of property & equipment	1,241	—
Net change in lease rights and other assets	5,652	(322)

Net cash used for investing activities	(48,889)	(97,202)

Cash Flows from Financing Activities:
Decrease in notes payable	—	(41,942)
Net issuance of senior convertible notes	—	1,345,500
Payments of long-term debt	(500,000)	—
Issuance of common stock	24,327	16,629
Cash dividends paid	(19,752)	(19,226)

Net cash (used for) provided by financing activities	(495,425)	1,300,961

Effect of exchange rate fluctuations on cash	3,046	6,296

Net (decrease) increase in cash and equivalents	(570,643)	1,283,442
Cash and equivalents at beginning of period	$3,388,514	$1,035,749

Cash and equivalents at end of period	$2,817,871	$2,319,191

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 3, 2003 and May 4, 2002 and the interim condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at May 3, 2003 and May 4, 2002 and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2003.

Certain amounts from the prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net earnings as previously reported.

The results of operations for the thirteen weeks ended May 3, 2003 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 2004.

2.	NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our operating results or financial position as we do not have any variable interest entities.

During June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a significant impact on our operating results or financial position.

During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123”. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provision of SFAS 148 and will continue to follow APB 25 in accounting for our employee stock options. See Note 3, “Stock-Based Awards,” for these expanded disclosures. The adoption of SFAS 148 did not have any impact on our operating results or financial position.

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. We do not expect the adoption of SFAS 149 to have a significant impact on our operating results or financial position.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a significant impact on our operating results or financial position.

3.	STOCK-BASED AWARDS

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statements of operations. Restricted stock and discounted stock option awards, which are granted at less than fair market value, result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders’ equity and is amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method.

Based on the additional disclosure requirements under SFAS 148 the following table is a reconciliation of net earnings and earnings per share had we adopted the fair value recognition provisions of SFAS 123.

(In thousands)	13 Weeks Ended May 3, 2003	13 Weeks Ended May 4, 2002
Net earnings
As reported	$202,472	$36,678
Add: Stock-based employee compensation expense included in reported net earnings, net of tax related effects	495	568
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,324)	(16,724)

Pro forma net earnings	$192,643	$20,522

Earnings per share:
As reported-basic	$0.23	$0.04
Pro forma-basic	0.22	0.02
As reported-diluted	0.22	0.04
Pro forma-diluted	0.21	0.02

4.	COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings for the thirteen weeks ended May 3, 2003 and May 4, 2002 were as follows:

(In thousands)	13 Weeks Ended May 3, 2003	13 Weeks Ended May 4, 2002
Net earnings	$202,472	$36,678
Adjustments for foreign currency translation	2,042	16,346
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	(6,837)	(9,319)

Comprehensive earnings	$197,677	$43,705

5.	DEBT AND OTHER CREDIT ARRANGEMENTS

On May 1, 2003, $500 million aggregate principal amount of debt securities with a fixed annual interest rate of 5.625 percent, was repaid.

As of May 3, 2003, we had $659 million in trade letters of credit issued under our $1.4 billion secured two-year credit facility.

6.	EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options and unvested shares of restricted stock, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels, and are computed using the if-converted method. The following summarizes the incremental shares from the potentially dilutive securities:

	Thirteen Weeks Ended
(In thousands except share and par value)	May 3, 2003	May 4, 2002
Weighted-average number of shares—basic	888,814,002	866,685,894
Incremental shares resulting from:
Stock options	5,186,320	7,326,188
Senior convertible notes	85,607,940	—

Weighted-average number of shares—diluted	979,608,262	874,012,082

Earnings per share—basic	$0.23	$0.04
Earnings per share—diluted	$0.22	$0.04

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 37,938,095 and 77,667,536 shares of common stock and 3,750 and 109,213 shares of unvested restricted stock during the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively. The calculation above also excludes senior convertible notes which are convertible to 85,607,940 shares of common stock during the thirteen weeks ended May 4, 2002 because their inclusion would have an anti-dilutive effect on earnings per share.

7.	EXCESS FACILITIES AND SUBLEASE LOSS CHARGES

During 2001, as a result of the rationalization of our global distribution center network, we announced plans to close distribution facilities located in Erlanger, Kentucky (“Erlanger”), Basildon, England (“Basildon”), and Roosendaal, Holland (“Roosendaal”). We lease the Erlanger and Basildon facilities and we own the Roosendaal facility. The closure of the Basildon facility was completed by the first quarter of fiscal 2002, the Roosendaal facility was closed during the second quarter of fiscal 2002 and the Erlanger facility was closed during the third quarter of fiscal 2002.

Facilities-related charges associated with the Erlanger facility and the Basildon facility closures include costs associated with lease terminations, facilities restoration and equipment removal. Our lease associated with the Erlanger facility expired during February 2003 and the lease associated with the Basildon facility will expire in October 2003. Remaining cash expenditures of $1.3 million associated with facility closures as of May 3, 2003 are expected to be paid by the fourth quarter of fiscal 2003.

The land and building of the distribution center in Roosendaal, Holland, is classified as held for sale in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. In fiscal 2002, we recorded an impairment charge of $1.0 million to reduce the net book value of the facility to the estimated net selling price. During the first quarter of fiscal 2003 we sold a portion of the land adjacent to the Roosendaal facility. The total carrying value of the remaining land and building as of May 3, 2003 was $6.6 million.

During 2001, we consolidated and downsized headquarters facilities in our San Francisco and San Bruno campuses as part of our cost containment efforts. We identified 361,383 square feet of excess facility space and recorded charges of $47.3 million during fiscal 2001, which primarily related to the difference between our contract rent obligations and the rate at which we expected to be able to sublease the properties. In 2002, based on a review of real estate market conditions, we revised our sublease income and sublease commencement projections and assumptions. Additionally, in 2002, we considered our corporate facilities space needs and identified additional excess facility space of 193,228 square feet. As a result of these actions we recorded an additional sublease loss charge of $77.4 million in fiscal 2002. The additional sublease loss charge was recorded in operating expenses on our condensed consolidated statement of operations. Remaining cash expenditures associated with the sublease loss reserve are expected to be paid over the remaining various lease terms through 2017. Based on the current assumptions set forth above as of May 3, 2003, we expect the sublease of our excess facilities to result in a total reduction of approximately $284 million in future rent expense and $112 million in cash savings over the various remaining lease terms through 2017.

(In thousands)	Facilities Charges	Sublease Loss Reserve	Total
Balance at February 1, 2003	$4,157	$114,686	$118,843
Provisions	—	544	544
Cash payments	(2,741)	(5,699)	(8,440)
Adjustments	(94)	(252)	(346)

Balance at May 3, 2003	$1,322	$109,279	$110,601

8.	INCOME TAXES

The effective tax rate was 39.0 percent and 49.0 percent for the first quarter of fiscal 2003 and 2002, respectively. The decrease in tax rate was primarily driven by an improvement in the mix of earnings in domestic and international operations and improved earnings performance.

Deloitte & Touche LLP

50 Fremont Street

San Francisco, California 94105-2230

Tel: (415) 783-4000

Fax: (415) 783-4329

www.deloitte.com

Deloitte
& Touche

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 3, 2003 and May 4, 2002, and the related condensed consolidated statements of operations and cash flows for the thirteen week periods ended May 3, 2003 and May 4, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of February 1, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 23, 2003

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

We suggest that this document is read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Net sales (In thousands)	$3,352,771	$2,890,840
Total net sales increase (decrease) percentage	16%	(9)%
Comparable store sales increase (decrease) percentage	12%	(17)%
Net sales per average square foot	$87	$77
Square footage of gross store space—at end of period (In thousands)	37,187	36,942
Number of Store Concepts:
Beginning of Year	4,252	4,171
New store concepts	12	71
Expanded / remodeled store concepts(1)	4	16
Closed store concepts	(23)	(14)
End of Period	4,241	4,228

Number of Store Locations:
Beginning of Year	3,117	3,097
New store locations	7	41
Closed store locations	(19)	(13)
End of Period	3,105	3,125

(1)	Expanded stores do not change store count

Store count and square footage at quarter end for fiscal 2003 and 2002 were as follows:

	May 3, 2003			May 4, 2002
	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)
Gap U.S.	2,293	1,446	13.1	2,309	1,489	13.2
Gap International
United Kingdom	241	149	1.4	235	147	1.4
Canada	189	107	1.0	192	110	1.0
France	56	37	0.3	54	35	0.3
Japan	159	73	0.8	156	72	0.8
Germany	20	10	0.1	20	10	0.1
Banana Republic(1)	441	441	3.7	441	441	3.7
Old Navy(2)	842	842	16.8	821	821	16.4

Total	4,241	3,105	37.2	4,228	3,125	36.9

Gap Brand stores are reported based on concepts and locations. Any Gap Adult, GapKids, babyGap or GapBody concept that meets a certain square footage threshold has been counted as a store concept, even when residing within a single physical location that may have other concepts. In the table above, we present the number of store concepts and the number of locations.

(1)	Includes 16 stores in Canada in 2003 and 2002.
(2)	Includes 28 and 23 stores in Canada for 2003 and 2002 respectively.

Net sales for the first quarter of fiscal 2003 increased $462 million compared to the same period last year. Comparable store sales increased $341 million and non-comparable store sales increased $121 million. The non-comparable and comparable store sales increase was primarily due to increased regular price selling and higher markdown margins compared to the first quarter of 2002.

The increase in net sales per average square foot for the first quarter was attributable to positive comparable store sales.

Comparable store sales by division for the first quarter were as follows:

Old Navy reported a positive 16% versus a negative 18% last year

Gap U.S. reported a positive 12% versus a negative 20% last year

Gap International reported a positive 13% versus a negative 19% last year

Banana Republic reported a positive 1% versus a negative 9% last year

Total sales by division for the first quarter were as follows:

Old Navy reported $1.4 billion versus $1.1 billion last year

Gap U.S. reported $1.2 billion versus $1.0 billion last year

Gap International reported $412 million versus $319 million last year

Banana Republic reported $411 million versus $398 million last year

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 7.7 percentage points from 69.6 percent to 61.9 percent in the first quarter of fiscal 2003 compared to the same period in fiscal 2002. The decrease in the first quarter of fiscal 2003 was driven by higher merchandise margins of 5.8 percentage points and by lower occupancy expenses as a percentage of net sales of 1.9 percentage points.

Merchandise margins increased 5.8 percentage points in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 as a result of improved product acceptance and focused assortments that drove increased regular price selling and higher markdown margins. In addition, we experienced improved shortage results based on annual counts in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002.

The decrease in occupancy expenses as a percentage of net sales for the first quarter of fiscal 2003 compared to the same period in fiscal 2002 was due to improved sales leverage.

Operating Expenses

Operating expenses as a percentage of net sales remained consistent at 26.5 percent for the first quarter of fiscal 2003 compared to the same period in fiscal 2002. Operating expenses increased $123 million in the first quarter of fiscal 2003 to $889 million compared to $766 million in the first quarter of fiscal 2002. This increase is primarily due to increased advertising expenses and higher bonus expense compared to the same period in fiscal 2002 offset by our improved store payroll efficiency in the first quarter of fiscal 2003.

For the first half of fiscal 2003, we expect total operating expense dollars to increase 9 percent to 11 percent compared to the same period in fiscal 2002.

Interest Expense

The increase in interest expense in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 was primarily due to a full quarter of interest expense on our senior convertible notes issued in March 2002 plus higher interest rates payable by us on $700 million of our outstanding notes as a result of downgrades in our long-term credit ratings, effective June 15, 2002.

Interest Income

The increase in interest income in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 was primarily due to increases in average cash available for investment as a result of improved cash flow from operations and the issuance of our senior convertible notes in March 2002.

Income Taxes

The effective tax rate was 39.0 percent and 49.0 percent for the first quarter of fiscal 2003 and 2002, respectively. The decrease in tax rate was primarily driven by an improvement in the mix of earnings from domestic and international operations and improved earnings performance. While we expect the effective tax rate for fiscal 2003 to be 39 percent, the actual rate could fluctuate higher or lower depending on several variables, including the mix of earnings from domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax controversies. We anticipate any fluctuation would result in an effective tax rate in the range of 38 percent to 40 percent.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

	Thirteen Weeks Ended
($ In thousands)	May 3, 2003	May 4, 2002
Cash (used for) provided by operating activities	$(29,375)	$73,387
Working capital	$3,332,251	$2,537,382
Current ratio	2.74:1	2.32:1

For the thirteen weeks ended May 3, 2003, the decrease in cash flows provided by operating activities, compared to the same period in the prior year, was primarily attributable to an increase in merchandise inventory and a decrease in the relative change in accounts payable and accrued expenses compared to the same period in the prior year. This was partially offset by an increase in net earnings exclusive of depreciation and amortization.

Trade Obligations

As of May 3, 2003, we had $659 million in trade letters of credit issued under our $1.4 billion secured two-year credit facility.

Summary Disclosures about Contractual Obligations and Commercial Commitments

We also have standby letters of credit, surety bonds and bank guarantees outstanding at May 3, 2003, amounting to $30 million, $21 million and $6 million, respectively.

On May 1, 2003, $500 million aggregate principal amount of debt securities with a fixed annual interest rate of 5.625 percent, was repaid.

For the thirteen weeks ended May 3, 2003, capital expenditures totaled approximately $56 million. The majority of these expenditures was used for information technology and the remodeling of certain stores.

Rent expense for all operating leases was $246 million and $241 million, for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively.

Our current outlook for capital expenditures for fiscal 2003 is expected to be between $300 million and $325 million. Also, we anticipate full year depreciation and amortization expense to be in the mid to high $600 million range.

For fiscal 2003, we continue to expect a decline in net square footage of approximately 2%. We anticipate concept closures and store location closures to be higher than compared to fiscal 2002.

Our store plans for fiscal 2003 are as follows:

Fiscal 2003*
	Number of Store Concepts	Number of Store Locations
Gap U.S.	(85-90)	(65-70)
Gap International	5-10	0-5
Banana Republic	(5-10)	(5-10)
Old Navy	(5-10)	(5-10)

Total	(90-100)	(75-85)

*	Represents approximate net openings (closings).

Gap Brand stores are reported based on concepts and locations. Any Gap Adult, GapKids, babyGap or GapBody concept that meets a certain square footage threshold has been counted as a store concept, even when residing within a single physical location that may have other concepts. In the table above, we present the number of store concepts and the number of locations.

NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have an impact on our operating results or financial position as we do not have any variable interest entities.

During June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a significant impact on our operating results or financial position.

During December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148” ), “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123”. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. We adopted the disclosure provision of SFAS 148 and will continue to follow APB 25 in accounting for our employee stock options. The adoption of SFAS 148 did not have any impact on our operating results or financial position.

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.We do not expect the adoption of SFAS 149 to have a significant impact on our operating results or financial position.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a significant impact on our operating results or financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations using foreign exchange forward contracts. At May 3, 2003, we had forward contracts maturing at various dates through January 2004 to buy and sell the equivalent of approximately $495 million in foreign currencies at contracted rates. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan.

The outstanding mark-to-market net liability for all derivatives reflected in the condensed Consolidated Balance Sheet as of May 3, 2003, was $32.6 million.

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

Our market risk profile as of May 3, 2003 has not significantly changed since February 1, 2003. Our market risk profile on February 1, 2003 is disclosed in our 2002 Annual Report on Form 10-K.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

(10.1)	Letter Agreement entered into as of February 7, 2003 by and between the Company and Heidi Kunz, filed as Exhibit 10.1 to the Company’s Form 8-K, dated February 11, 2003, Commission File No. 1-7562

(10.2)	Offer Letter dated as of February 25, 2003 by and between the Company and Eva Sage-Gavin, filed as Exhibit 10.1 to the Company’s Form 8-K, dated February 27, 2003, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(99.1)

Certifications of the Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings.

b) Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the three months ended May 3, 2003:

1.	Form 8-K, dated February 6, 2003, regarding the announcement of our January 2003 sales, filed with the SEC on February 6, 2003;

2.	Form 8-K, dated February 11, 2003, regarding the announcement of the Company entering into a letter agreement with Heidi Kunz, filed with the SEC on February 11, 2003, and attaching thereto as Exhibit 10.1 the Letter Agreement, entered into as of February 7, 2003, by and between the Company and Heidi Kunz;

3.	Form 8-K, dated February 27, 2003, regarding the announcement of our earnings for the fourth quarter of fiscal 2002, filed with the SEC on February 28, 2003;

4.	Form 8-K, dated February 27, 2003, regarding the announcement naming Eva Sage-Gavin as Executive Vice President, Human Resources of the Company, filed with the SEC on February 28, 2003, and attaching thereto as Exhibit 10.1 the Offer Letter, dated February 25, 2003, by and between the Company and Eva Sage-Gavin;

5.	Form 8-K, dated March 6, 2003, regarding the announcement of our February 2003 sales, filed with the SEC on March 6, 2003; and

6.	Form 8-K, dated April 10, 2003, regarding the announcement of our March 2003 sales, filed with the SEC on April 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: June 2, 2003	By:	/s/ PAUL S. PRESSLER
Paul S. Pressler President and Chief Executive Officer

Date: June 2, 2003	By:	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr. Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Paul S. Pressler, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Gap, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 2, 2003

/s/ PAUL S. PRESSLER
Paul S. Pressler President and Chief Executive Officer (Principal Executive Officer)

I, Byron H. Pollitt, Jr., certify that:

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

Date: June 2, 2003

/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

(10.1)	Letter Agreement entered into as of February 7, 2003 by and between the Company and Heidi Kunz, filed as Exhibit 10.1 to the Company’s Form 8-K, dated February 11, 2003, Commission File No. 1-7562

(10.2)	Offer Letter entered into as of February 25, 2003 by and between the Company and Eva Sage-Gavin, filed as Exhibit 10.1 to the Company’s Form 8-K, dated February 27, 2003, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(99.1)

Certifications of the Chief Executive Officer and Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 regarding facts and circumstances relating to the Exchange Act filings.