Form 10-Q
period 2003-08-02
GAP INC
filed 2003-09-05
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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

Common Stock, $0.05 par value, 893,443,208 shares as of August 27, 2003

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share and par value)	August 2, 2003	February 1, 2003	August 3, 2002
ASSETS
Current Assets:
Cash and equivalents	$1,908,413	$3,388,514	$2,386,829
Restricted cash (a)	1,236,000	—	—

Total Cash and Equivalents and Restricted Cash	3,144,413	3,388,514	2,386,829

Merchandise inventory	2,273,645	2,047,879	2,087,485
Other current assets	315,277	303,332	342,658

Total Current Assets	5,733,335	5,739,725	4,816,972

Property and equipment, net	3,510,478	3,776,843	4,007,674
Other assets	427,625	385,436	406,727

Total Assets	$9,671,438	$9,902,004	$9,231,373

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:

Current maturities of long-term debt	$—	$499,979	$500,000
Accounts payable	1,174,406	1,159,301	1,115,845
Accrued expenses and other current liabilities	822,931	874,129	848,640
Income taxes payable	76,580	193,165	137,471

Total Current Liabilities	2,073,917	2,726,574	2,601,956

Long-Term Liabilities:
Long-term debt	1,528,577	1,515,794	1,493,132
Senior convertible notes	1,380,000	1,380,000	1,380,000
Lease incentives and other liabilities	581,900	621,424	592,660

Total Long-Term Liabilities	3,490,477	3,517,218	3,465,792

Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 972,649,720, 968,010,453 and 952,032,089 shares; Outstanding 892,796,992, 887,322,707 and 870,401,079 shares	48,632	48,401	47,602
Additional paid-in capital	691,913	638,306	495,086
Retained earnings	5,661,663	5,289,480	4,964,519
Accumulated other comprehensive losses	(8,751)	(16,766)	(36,391)
Deferred compensation	(11,380)	(13,574)	(5,322)
Treasury stock, at cost	(2,275,033)	(2,287,635)	(2,301,869)

Total Shareholders’ Equity	4,107,044	3,658,212	3,163,625

Total Liabilities and Shareholders’ Equity	$9,671,438	$9,902,004	$9,231,373

See accompanying notes to condensed consolidated financial statements.

(a)	See Note 2 and Note 5.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(In thousands except share and per share amounts)	August 2, 2003		August 3, 2002		August 2, 2003		August 3, 2002
Net sales	$3,685,299		$3,268,309		$7,038,070		$6,159,149
Costs and expenses
Cost of goods sold and occupancy expenses	2,359,588		2,177,774		4,435,107		4,189,536
Operating expenses	929,985		922,080		1,818,502		1,688,497
Interest expense	61,849		66,964		128,290		115,081
Interest income	(9,249)		(9,843)		(18,876)		(17,216)

Earnings before income taxes	343,126		111,334		675,047		183,251
Income taxes	133,819		54,554		263,268		89,793

Net earnings	$209,307		$56,780		$411,779		$93,458

Weighted average number of shares—basic	891,701,717		869,518,765		890,257,859		868,102,226
Weighted average number of shares—diluted	987,514,041		876,609,916		983,614,652		875,306,720
Earnings per share—basic	$0.23		$0.07		$0.46		$0.11
Earnings per share—diluted	$0.22		$0.06		$0.44		$0.11
Cash dividends paid per share	$0.02	(c)	$0.02	(d)	$0.04	(a)(c)	$0.04	(b)(d)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2002 but paid in first quarter of fiscal 2003.
(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2001 but paid in first quarter of fiscal 2002.
(c)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2003 but paid in second quarter of fiscal 2003.
(d)	Includes a dividend of $0.02 per share declared and paid in second quarter of fiscal 2002.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
(In thousands)	August 2, 2003	August 3, 2002
Cash Flows from Operating Activities:
Net earnings	$411,779	$93,458
Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation and amortization	343,829	350,849
Loss on disposal and other non-cash items affecting net earnings	12,677	11,471
Tax benefit from exercise of stock options and vesting of restricted stock	11,168	7,858
Deferred income taxes	(28,750)	—
Changes in operating assets and liabilities:

Merchandise inventory	(219,088)	(306,930)
Other assets	(39,719)	6,963
Accounts payable	13,756	(86,890)
Accrued expenses and other current liabilities	(46,552)	50,597
Income taxes payable	(115,809)	52,951
Lease incentives and other liabilities	2,577	29,626

Net cash provided by operating activities	345,868	209,953

Cash Flows from Investing Activities:
Purchase of property and equipment	(110,295)	(184,452)
Proceeds from sale of property & equipment	1,406	—
Net change in other assets	2,393	1,638

Net cash used for investing activities	(106,496)	(182,814)

Cash Flows from Financing Activities:
Decrease in notes payable	—	(41,942)
Net issuance of senior convertible notes	—	1,345,500
Payments of long-term debt	(500,000)	—
Restricted cash (a)	(1,236,000)	—
Issuance of common stock	53,721	43,330
Cash dividends paid	(39,595)	(38,533)

Net cash (used for) provided by financing activities	(1,721,874)	1,308,355

Effect of exchange rate fluctuations on cash	2,401	15,586

Net (decrease) increase in cash and equivalents	(1,480,101)	1,351,080

Cash and equivalents at beginning of period	$3,388,514	$1,035,749

Cash and equivalents at end of period	$1,908,413	$2,386,829

See accompanying notes to condensed consolidated financial statements.

(a)	See Note 2 and Note 5.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 2, 2003 and August 3, 2002 and the interim condensed consolidated statements of operations for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 and cash flows for the twenty-six week periods ended August 2, 2003 and August 3, 2002 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at August 2, 2003 and August 3, 2002 and for all periods presented.

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

The results of operations for the thirteen and twenty-six weeks ended August 2, 2003 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of our significant accounting policies, see Note A to the Consolidate Financial Statements included in Form 10-K for the year ended February 1, 2003. Additional information regarding our significant accounting policies is set forth below.

Restricted Cash

Restricted cash represents the restriction of cash that backs our letter of credit agreements. Restricted cash classified in Current Assets on the Condensed Consolidated Balance Sheet totaled $1.24 billion as of August 2, 2003.

Stock-based Awards

Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under the intrinsic value method, when the exercise price of an employee stock option is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Condensed Consolidated Statements of Operations. For restricted stock and discounted stock option awards, which are granted at a price less than fair market value, we recognize deferred compensation. Deferred compensation is shown as a reduction of shareholders’

equity and is amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method.

We have adopted the disclosure provisions required under SFAS 148, to disclose pro forma information regarding the effect on net earnings and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123. The following table illustrates the pro forma information required:

(In thousands)	Thirteen Weeks Ended August 2, 2003	Thirteen Weeks Ended August 3, 2002	Twenty-six Weeks Ended August 2, 2003	Twenty-six Weeks Ended August 3, 2002
Net earnings
As reported	$209,307	$56,780	$411,779	$93,458
Add: Stock-based employee compensation expense (or cancellations) included in reported net earnings, net of tax	(581)	342	(86)	910
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	11,704	18,744	22,028	35,468

Pro forma net earnings	$197,022	$38,378	$389,655	$58,900

Earnings per share:
As reported-basic	$0.23	$0.07	$0.46	$0.11
Pro forma-basic	0.22	0.04	0.44	0.07
As reported-diluted	0.22	0.06	0.44	0.11
Pro forma-diluted	0.21	0.04	0.42	0.07

3.	NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have any impact on our operating results or financial position as we do not have any variable interest entities.

During June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a significant impact on our operating results or financial position because we do not have significant asset retirement obligations.

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any impact on our operating results or financial position as we do not have any derivative instruments that are affected by FAS 149.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on our operating results or financial position as we do not have any financial instruments with characteristics of both liabilities and equity that are not already classified as liabilities.

4.	COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 were as follows:

(In thousands)	Thirteen Weeks Ended August 2, 2003	Thirteen Weeks Ended August 3, 2002	Twenty-six Weeks Ended August 2, 2003	Twenty-six Weeks Ended August 3, 2002
Net earnings	$209,307	$56,780	$411,779	$93,458
Adjustments for foreign currency translation	1,440	23,867	3,481	40,214

Adjustments for fluctuations in fair market value of financial instruments, net of tax	1,708	(8,085)	(2,815)	(14,976)

Comprehensive earnings	$212,455	$72,562	$412,445	$118,696

5.	DEBT AND OTHER CREDIT ARRANGEMENTS

In June 2003, we replaced our existing $1.4 billion secured two-year credit facility scheduled to expire in March 2004 with a new three-year secured $750 million revolving credit facility (the “new Facility”). In addition, we executed agreements securing $1.2 billion in letter of credit issuing capacity. The letter of credit agreements also have three-year terms and are secured by approximately $1.24 billion in cash. This $1.24 billion is recorded as restricted cash on our Condensed Consolidated Balance Sheet. The new Facility is used for general corporate purposes. The fees related to the new Facility fluctuate based on our unsecured credit ratings and our leverage ratio.

The new Facility contains financial and other covenants, including, but not limited to, limitations on capital expenditures, liens and cash dividends and maintenance of certain financial ratios, including a fixed charge coverage ratio and a leverage ratio. The letter of credit agreements contain a fixed charge coverage ratio, which is more lenient than the ratio in the new Facility. Violation of these covenants could result in a default under the new Facility and letter of credit agreements, which default would permit the participating banks to restrict our ability to further access the new Facility for letters of credit and advances, terminate our ability to request letters of credit pursuant to the letter of credit agreements and require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the balance sheet at the time of merchandise title transfer, although the letters of credit are generally issued prior to this.

As of August 2, 2003, we had $779 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under the $750 million revolving credit facility.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Weighted-average number of shares—basic	891,701,717	869,518,765	890,257,859	868,102,226

Incremental shares resulting from:
Stock options (a)	10,204,384	7,091,151	7,748,853	7,204,494
Senior convertible notes (b)	85,607,940	—	85,607,940	—

Weighted-average number of shares—diluted	987,514,041	876,609,916	983,614,652	875,306,720

Earnings per share—basic	$0.23	$0.07	$0.46	$0.11
Earnings per share—diluted	$0.22	$0.06	$0.44	$0.11

(a)	Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 30,952,453 and 33,763,782 shares of common stock and 659 and 2,205 shares of unvested restricted stock during the thirteen and twenty-six weeks ended August 2, 2003, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 76,128,495 and 76,889,619 shares of common stock and 97,734 and 103,577 shares of unvested restricted stock during the thirteen and twenty-six weeks ended August 3, 2002, respectively.
(b)	The calculation above also excludes senior convertible notes that are convertible to 85,607,940 shares of common stock during the thirteen and twenty-six weeks ended August 3, 2002 because their inclusion would have an anti-dilutive effect on earnings per share.

7.	EXCESS FACILITIES AND SUBLEASE LOSS CHARGES

During 2001, as a result of the rationalization of our global distribution center network, we announced plans to close distribution facilities located in Erlanger, Kentucky (“Erlanger”), Basildon, England (“Basildon”), and Roosendaal, Holland (“Roosendaal”). We lease the Erlanger and Basildon facilities and we own the Roosendaal facility. The Basildon facility was closed during the first quarter of fiscal 2002, the Roosendaal facility was closed during the second quarter of fiscal 2002 and the Erlanger facility was closed during the third quarter of fiscal 2002.

Facilities-related charges associated with the Erlanger facility and the Basildon facility closures include costs associated with lease terminations, facilities restoration and equipment removal. Our lease associated with the Erlanger facility expired in February 2003, and the lease associated with the Basildon facility will expire in October 2003. Remaining cash expenditures of $0.7 million associated with facility closures as of August 2, 2003 are expected to be paid by the fourth quarter of fiscal 2003.

The Roosendaal facility, including land and building, is currently on the market for sale. During the second quarter of fiscal 2003, we recorded an asset impairment charge of $3.8 million to reduce the net book value of the facility to the estimated net selling price due to a weak real estate market. The total carrying value of the remaining land and building as of August 2, 2003 was $3.0 million.

During 2001, we consolidated and downsized headquarters facilities in our San Francisco and San Bruno campuses as part of our cost containment efforts. We identified 361,383 square feet of excess facility space and recorded charges of $47.3 million during fiscal 2001, which charge primarily related to the difference between our contract rent obligations and the rate at which we expected to be able to sublease the properties. In the third and fourth quarters of 2002, based on a review of real estate market conditions, we revised our sublease income and sublease commencement projections and assumptions. Additionally, in 2002, we considered our corporate facilities space needs and identified additional excess facility space of 193,228 square feet. As a result of these actions, we recorded an additional sublease loss charge of $77.4 million in fiscal 2002. The additional sublease loss charge was recorded in operating expenses on our condensed consolidated statement of operations. Remaining cash expenditures associated with the sublease loss reserve are expected to be paid over the remaining various lease terms through 2017. Based on the current assumptions set forth above as of August 2, 2003, we expect the sublease of our excess facilities to result in a total reduction of approximately $111.9 million in future rent expense and $278.7 million in cash savings over the various remaining lease terms through 2017.

(In thousands)	Facilities Charges	Sublease Loss Reserve	Total Reserve
Balance at February 1, 2003	$4,157	$114,686	$118,843

Provisions	—	1,168	1,168
Cash payments	(2,741)	(11,279)	(14,020)
Adjustments	(732)	(792)	(1,524)

Balance at August 2, 2003	$684	$103,783	$104,467

8.	INCOME TAXES

The effective tax rate was 39.0 percent and 49.0 percent for the second quarter and first half of fiscal 2003 and 2002, respectively. The decrease in tax rate was primarily driven by an improvement in the mix of earnings from domestic and international operations and improved earnings performance.

Deloitte & Touche LLP

50 Fremont Street

San Francisco, California 94105-2230

Tel: (415) 783-4000

Fax: (415) 783-4329

www.deloitte.com

Deloitte

& Touche

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

    The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of August 2, 2003 and August 3, 2002, and the related condensed consolidated statements of operations for each of the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 2, 2003 and August 3, 2002. These interim financial statements are the responsibility of the Company’s management.

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

September 2, 2003

THE GAP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this quarterly report on Form 10-Q contains certain forward-looking statements that reflect the current view of The Gap, Inc. (the “Company”, “we” and “our”) with respect to future events and financial performance. Wherever used, the words “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

Any such forward-looking statements are subject to risks and uncertainties, and our future results of operations could differ materially from historical results or current expectations. Some of these risks include, without limitation, ongoing competitive pressures in the apparel industry, risks associated with challenging domestic and international retail environments, changes in the level of consumer spending or preferences in apparel, trade restrictions and political or financial instability in countries where our goods are manufactured, impact of legal proceedings, and/or other factors that may be described in our Annual Report on Form 10-K and/or other filings with the Securities and Exchange Commission. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

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

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales (In thousands)	$3,685,299	$3,268,309	$7,038,070	$6,159,149

Total net sales increase (decrease) percentage	13%	1%	14%	(4)%

Comparable store sales increase (decrease) percentage	10%	(7)%	11%	(12)%

Net sales per average square foot	$97	$86	$184	$163

Square footage of gross store space—at end of period (In thousands)			37,132	37,377

Number of Store Concepts:
Beginning of Period	4,241	4,228	4,252	4,171
New store concepts	14	60	26	131
Expanded / remodeled store concepts(1)	2	—	6	16
Closed store concepts	(25)	(27)	(48)	(41)
End of Period	4,230	4,261	4,230	4,261

Number of Store Locations:
Beginning of Period	3,105	3,125	3,117	3,097
New store locations	10	38	17	79
Closed store locations	(20)	(24)	(39)	(37)
End of Period	3,095	3,139	3,095	3,139

(1)	Expanded stores do not change store count

Store count and square footage at second quarter end for fiscal 2003 and 2002 were as follows:

	August 2, 2003			August 3, 2002
	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)
Gap U.S.	2,284	1,438	13.0	2,323	1,484	13.3
Gap International

United Kingdom	240	148	1.4	235	147	1.4
Canada	189	107	1.0	192	110	1.0
France	56	37	0.3	54	35	0.3
Japan	159	73	0.8	155	71	0.8
Germany	20	10	0.1	20	10	0.1
Banana Republic(1)	440	440	3.7	440	440	3.7
Old Navy(2)	842	842	16.8	842	842	16.8

Total	4,230	3,095	37.1	4,261	3,139	37.4

Gap Brand stores are reported based on concepts and locations. Any Gap Adult, GapKids, babyGap or GapBody concept that meets a certain square footage threshold has been counted as a store concept, even when residing within a single physical location that may have other concepts. In the table above, we present the number of store concepts and the number of locations.

(1)	Includes 16 stores in Canada in 2003 and 2002.
(2)	Includes 28 and 25 stores in Canada for 2003 and 2002 respectively.

Net sales for the second quarter of fiscal 2003 increased $417 million compared with the same period last year. Comparable store sales increased $308 million and non-comparable store sales increased $109 million. The comparable and non-comparable store sales increase was primarily due to higher markdown margins compared with the second quarter of 2002.

Net sales for year-to-date fiscal 2003 increased $879 million compared with the same period last year. Comparable store sales increased $650 million and non-comparable store sales increased $229 million. The comparable and non-comparable store sales increase was primarily due to an increase in regular price selling and higher markdown margins compared with the same period last year.

Comparable store sales by division for the second quarter were as follows:

Gap U.S. reported a positive 9% versus a negative 13% last year

Gap International reported a positive 13% versus a negative 12% last year

Banana Republic reported a positive 5% versus a negative 5% last year

Old Navy reported a positive 11% versus a negative 1% last year

Total sales by division for the second quarter were as follows:

Gap U.S. reported $1.2 billion versus $1.1 billion last year

Gap International reported $468 million versus $374 million last year

Banana Republic reported $497 million versus $465 million last year

Old Navy reported $1.5 billion versus $1.3 billion last year

Comparable store sales by division for year-to-date were as follows:

Gap U.S. reported a positive 11% versus a negative 17% last year

Gap International reported a positive 13% versus a negative 15% last year

Banana Republic reported a positive 3% versus a negative 6% last year

Old Navy reported a positive 13% versus a negative 9% last year

Total sales by division for year-to-date were as follows:

Gap U.S. reported $2.4 billion versus $2.1 billion last year

Gap International reported $879 million versus $692 million last year

Banana Republic reported $907 million versus $862 million last year

Old Navy reported $2.9 billion versus $2.5 billion last year

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.6 percentage points from 66.6 percent to 64.0 percent in the second quarter of fiscal 2003 and decreased 5.0 percentage points from 68.0 percent to 63.0 percent in the first half of fiscal 2003 compared with the same periods in fiscal 2002. The decrease in the second quarter of fiscal 2003 was primarily driven by lower occupancy expenses of 1.7 percentage points and slightly higher merchandise margins of 0.9 percentage points. The decrease for the first half of fiscal 2003 was primarily driven by higher merchandise margins of 3.2 percentage points and lower occupancy expenses of 1.7 percentage points.

The decrease in occupancy expenses as a percentage of net sales for the second quarter and first half of fiscal 2003 compared with the same periods in fiscal 2002 was due to improved sales leverage.

The improvement in merchandise margins of 3.2 percentage points in the first half of fiscal 2003, compared with the same period in fiscal 2002 was driven by improved product acceptance and focused assortments that drove increased regular price selling and higher markdown margins. In addition, we experienced improved shortage results based on annual counts in the first half of fiscal 2003 compared with the same period in fiscal 2002.

Operating Expenses

Operating expenses as a percentage of net sales decreased 3.0 percentage points from 28.2 percent to 25.2 percent for the second quarter of fiscal 2003 and decreased 1.6 percentage points from 27.4 percent to 25.8 percent for the first half of 2003, compared with the same periods in fiscal 2002. Operating expenses increased $8 million in the second quarter of fiscal 2003 to $930 million compared with $922 million in the second quarter of fiscal 2002. Operating expenses increased $130 million in the first half of fiscal 2003 to $1.8 billion compared with $1.7 billion in the first half of fiscal 2002. The increase in total operating expense dollars for the second quarter and first half of fiscal 2003 was primarily due to higher store payroll to support increased sales and higher bonus expense and consulting fees compared with the same periods in fiscal 2002, partially offset by insurance recovery proceeds primarily related to the losses at the World Trade Center stores received in the second quarter of fiscal 2003, and lower marketing expenses. The decrease in operating expenses as a percentage of net sales for the second quarter and first half of fiscal 2003 was driven by improved store payroll efficiency along with lower marketing expenses and insurance recovery proceeds.

The aggregate amount of insurance recovery proceeds received in the first half of fiscal 2003 was $21.6 million, all of which were received during the second quarter. This compares with $6.5 million of insurance recovery proceeds received during the first half of fiscal 2002, all which were received during the first quarter.

Interest Expense

The decrease of $5 million in interest expense in the second quarter, compared with the same period in fiscal 2002, was primarily due to the maturity of our $500 million two-year bond in May 2003, partially offset by higher interest rates in the second quarter of 2003, payable on $700 million of our outstanding notes as a result of downgrades in our long-term credit ratings, effective June 15, 2002.

The increase of $13 million in interest expense in the first half of fiscal 2003, compared with the same period in fiscal 2002, was primarily due to a full two quarters of interest expense in fiscal 2003 on our senior convertible notes issued in March 2002 plus higher interest rates in the first half of fiscal 2003, payable on $700 million of our outstanding notes as a result of downgrades in our long-term credit ratings, effective June 15, 2002.

For fiscal 2003, we expect interest expense to be approximately $240 million to $245 million compared with $249 million in fiscal 2002.

Interest Income

The decrease of $0.6 million in interest income in the second quarter, compared with the same period in fiscal 2002, was primarily due to a decrease in interest rates, partially offset by increases in average cash available for investment as a result of improved cash flow from operations.

The increase of $2 million in interest income for the first half of fiscal 2003, compared with the same period in fiscal 2002, was primarily due to increases in average cash available for investment as a result of improved cash flow from operations and the issuance of our senior convertible notes in March 2002, partially offset by a decrease in interest rates.

Income Taxes

The effective tax rate was 39.0 percent and 49.0 percent for the second quarter and first half of fiscal 2003 and 2002, respectively. The decrease in tax rate compared with prior year was driven primarily by an improvement in the mix of earnings from domestic and international operations and improved earnings performance. While we expect the effective tax rate for fiscal 2003 to be 39 percent, the actual rate could fluctuate higher or lower depending on several variables, including the mix of earnings from domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax controversies. We anticipate that any fluctuation would result in an effective tax rate in the range of 38 percent to 40 percent.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

	Twenty-six Weeks Ended		Fifty-two Weeks Ended
(In thousands)	August 2, 2003	August 3, 2002	February 1, 2003
Cash provided by operating activities	$345,868	$209,953	$1,238,356
Working capital	$3,659,418	$2,215,016	$3,013,151
Current ratio	2.76:1	1.85:1	2.11:1

At August 2, 2003 our working capital and current ratio calculation included $1.24 billion of restricted cash.

For the twenty-six weeks ended August 2, 2003, the increase in cash flows provided by operating activities, compared with the same period in the prior year, was primarily attributable to improvement in our net earnings, exclusive of depreciation and amortization, and a decrease in the relative growth of merchandise inventory, offset by changes in other operating assets and liabilities, which were primarily driven by timing of certain payments.

For the twenty-six weeks ended August 2, 2003, the decrease in cash flows provided by financing activities, compared with the same period in the prior year, was primarily due to the restriction of cash that backs our letter of credit agreements.

We fund inventory expenditures during normal and peak periods through a combination of cash flows from operations as well as long-term financing arrangements. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, we believe the most meaningful analysis of operating cash flows is one that compares the current interim period changes to the prior interim period changes.

Credit Facility and Trade Obligations

In June 2003, we replaced our existing $1.4 billion secured two-year credit facility scheduled to expire in March 2004 with a new three-year secured $750 million revolving credit facility (the “new Facility”). In addition, we executed agreements securing $1.2 billion in letter of credit issuing capacity. The letter of credit agreements also have three-year terms and are secured by approximately $1.24 billion in cash. This $1.24 billion is recorded as restricted cash on our Condensed Consolidated Balance Sheet. The new Facility is used for general corporate purposes. The fees related to the new Facility fluctuate based on our unsecured credit ratings and our leverage ratio.

The new Facility contains financial and other covenants, including, but not limited to, limitations on capital expenditures, liens and cash dividends and maintenance of certain financial ratios, including a fixed charge coverage ratio and a leverage ratio. The letter of credit agreements contain a fixed charge coverage ratio, which is more lenient than the ratio in the new Facility. Violation of these covenants could result in a default under the new Facility and letter of credit agreements, which default would permit the participating banks to restrict our ability to further access the new Facility for letters of credit and advances, terminate our ability to request letters of credit pursuant to the letter of credit agreements and require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the balance sheet at the time of merchandise title transfer, although the letters of credit are generally issued prior to this.

As of August 2, 2003, we had $779 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under the $750 million revolving credit facility.

Summary Disclosures about Contractual Obligations and Commercial Commitments

We also have standby letters of credit, surety bonds and bank guarantees outstanding at August 2, 2003, amounting to $30 million, $22 million and $7 million, respectively.

On August 12, 2003, Moody’s Investor Services changed our long-term ratings outlook from negative to stable and raised our speculative grade liquidity (SGL) rating from SGL-2 to SGL-1. The SGL rating is intended to give bondholders a short-term (12-18 month) view on a company’s ability to meet operating and financing obligations. The rating is on a scale of 1 to 4 with 1 being the highest.

Rent expense for all operating leases was $493 million and $482 million, for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively.

For the twenty-six weeks ended August 2, 2003, capital expenditures totaled approximately $110 million. The majority of these expenditures were for information technology and store remodels. We still expect capital spending to be $300 million to $325 million for the year.

For fiscal 2003, we continue to expect a decline in net square footage of approximately 2 percent. We anticipate concept closures and store location closures to be higher compared with fiscal 2002.

Our store plans for fiscal 2003 are as follows:

	Number of Store Concepts*	Number of Store Locations*
Gap U.S.	(85 – 90)	(65 – 70)
Gap International	5 – 10	0 – 5
Banana Republic	(5 – 10)	(5 – 10)
Old Navy	(5 – 10)	(5 – 10)

Total	(90 – 100)	(75 – 85)

*	Represents approximate net openings (closings).

Gap Brand stores are reported based on concepts and locations. Any Gap Adult, GapKids, babyGap or GapBody concept that meets a certain square footage threshold has been counted as a store concept, even when residing within a single physical location that may have other concepts. In the table above, we present the number of store concepts and the number of locations.

NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For any arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have any impact on our operating results or financial position as we do not have any variable interest entities.

During June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 2002. SFAS 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The adoption of SFAS 143 did not have a significant impact on our operating results or financial position because we do not have significant asset retirement obligations.

During April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The adoption of SFAS 149 did not have any impact on our operating results or financial position as we do not have any derivative instruments that are affected by FAS 149.

During May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on our operating results or financial position as we do not have any financial instruments with characteristics of both liabilities and equity that are not already classified as liabilities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations using foreign exchange forward contracts. At August 2, 2003, we had forward contracts maturing at various dates through July 2004 to buy and sell the equivalent of approximately $689 million in foreign currencies at contracted rates. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan.

The outstanding mark-to-market net liability for all derivatives reflected in the Condensed Consolidated Balance Sheet as of August 2, 2003, was $16.0 million.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on $700 million of our outstanding notes, which are subject to change based on our long-term credit ratings. The interest rates earned on our cash and equivalents and restricted cash is expected to fluctuate in line with short-term interest rates.

Our market risk profile as of August 2, 2003 has not significantly changed since February 1, 2003. Our market risk profile on February 1, 2003 is disclosed in our 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of August 2, 2003. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

Changes in Internal Controls

During our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submissions of Matters to a Vote of Security Holders

a) On May 14, 2003, the Annual Meeting of Stockholders of the Company was held in Groveport, Ohio. There were 889,164,488 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

b) The following directors were elected:

	Vote For	Vote Withheld
Adrian D. P. Bellamy	817,880,912	26,427,938
Donald G. Fisher	834,254,312	10,054,538
Doris F. Fisher	834,030,604	10,278,246
Robert J. Fisher	834,032,235	10,276,615
Glenda A. Hatchett	817,704,153	26,604,697
Penelope L. Hughes	833,645,198	10,663,652
Bob L. Martin	814,279,059	30,029,791
Paul S. Pressler	834,406,669	9,902,181
Charles R. Schwab	830,451,707	13,857,143
Mayo A. Shattuck III	833,695,784	10,613,066

There were no abstentions and no broker non-votes.

c) The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending January 31, 2004, was ratified with 826,082,304 votes in favor and 13,997,500 votes against.

There were 4,229,046 abstentions and no broker non-votes.

d) The proposal to amend and restate the Company’s 1996 Stock Option and Award Plan was ratified with 487,157,440 votes in favor and 352,368,227 votes against.

There were 4,783,183 abstentions and no broker non-votes.

e) The shareholder proposal to expense the Company’s stock options was rejected with 276,822,997 votes in favor and 483,636,307 votes against.

There were 9,639,174 abstentions and 74,210,372 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

(10.1)	Credit Agreement, dated as of June 25, 2003, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint book managers (the “Joint Managers”), BAS, HSBC Bank USA (“HSBC”) and J.P. Morgan Inc. (“JP Morgan”) as co-syndication agents, CGMI, BAS, and JP Morgan as joint lead arrangers, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated June 25, 2003, Commission File No. 1-7562

(10.2)	Agreement of termination of employment, dated as of July 21, 2003, by and between Charles K. Crovitz and The Gap, Inc., filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated July 22, 2003, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the three months ended August 2, 2003:

1.	Form 8-K, dated May 8, 2003, regarding the announcement of our sales for the month and quarter ended May 3, 2003, filed with the SEC on May 8, 2003;

2.	Form 8-K, dated May 22, 2003, regarding the announcement of our earnings for the first quarter ended May 2, 2003, filed with the SEC on May 22, 2003;

3.	Form 8-K, dated May 29, 2003, regarding the announcement that the Board of Directors elected Howard P. Behar to serve as a director of the Company, filed with the SEC on May 30, 2003;

4.	Form 8-K, dated June 5, 2003, regarding the announcement of our May 2003 sales, filed with the SEC on June 5, 2003;

5.	Form 8-K, dated June 25, 2003, regarding the announcement of the completion of a secured $750,000,000 three-year revolving credit facility and the execution of letter of credit agreements with an aggregate commitment of $1,200,000,000, filed with the SEC on June 25, 2003;

6.	Form 8-K, dated July 10, 2003, regarding the announcement of our June 2003 sales, filed with the SEC on July 10, 2003; and

7.	Form 8-K, dated July 22, 2003, regarding the announcement of the resignation of Charles K. Crovitz as Executive Vice President and Chief Supply Chain Officer of the Company, filed with the SEC on July 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: September 3, 2003	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: September 3, 2003	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(10.1)	Credit Agreement, dated as of June 25, 2003, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint book managers (the “Joint Managers”), BAS, HSBC Bank USA (“HSBC”) and J.P. Morgan Inc. (“JP Morgan”) as co-syndication agents, CGMI, BAS, and JP Morgan as joint lead arrangers, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated June 25, 2003, Commission File No. 1-7562

(10.2)	Agreement of termination of employment, dated as of July 21, 2003, by and between Charles K. Crovitz and The Gap, Inc., filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated July 22, 2003, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.