Form 10-Q
period 2003-11-01
GAP INC
filed 2003-12-05
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 1, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.05 par value, 895,834,143 shares as of December 2, 2003

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands except share and par value)	November 1, 2003	February 1, 2003	November 2, 2002
ASSETS
Current Assets:
Cash and equivalents	$2,037,149	$3,339,851	$2,452,047
Restricted cash (a)	1,354,483	48,663	49,071

Total Cash and Equivalents and Restricted Cash	3,391,632	3,388,514	2,501,118
Merchandise inventory	2,594,508	2,047,879	2,821,441
Other current assets	335,152	303,332	330,914

Total Current Assets	6,321,292	5,739,725	5,653,473
Property and equipment, net	3,433,535	3,776,843	3,870,053
Other assets	429,685	385,436	385,393

Total Assets	$10,184,512	$9,902,004	$9,908,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:

Current maturities of long-term debt	$262,488	$499,979	$499,959
Accounts payable	1,243,170	1,159,301	1,443,870
Accrued expenses and other current liabilities	882,205	874,129	918,720
Income taxes payable	181,253	193,165	200,271

Total Current Liabilities	2,569,116	2,726,574	3,062,820
Long-Term Liabilities:
Long-term debt	1,247,174	1,515,794	1,495,683
Senior convertible notes	1,379,995	1,380,000	1,380,000
Lease incentives and other liabilities	587,478	621,424	581,874

Total Long-Term Liabilities	3,214,647	3,517,218	3,457,557

Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 974,065,559, 968,010,453 and 967,195,332 shares; Outstanding 894,286,436, 887,322,707 and 885,564,305 shares	48,700	48,401	48,360
Additional paid-in capital	711,090	638,306	620,906
Retained earnings	5,924,205	5,289,480	5,060,483
Accumulated other comprehensive income (losses)	713	(16,766)	(34,969)
Deferred compensation	(10,035)	(13,574)	(4,369)
Treasury stock, at cost	(2,273,924)	(2,287,635)	(2,301,869)

Total Shareholders’ Equity	4,400,749	3,658,212	3,388,542

Total Liabilities and Shareholders’ Equity	$10,184,512	$9,902,004	$9,908,919

See accompanying notes to condensed consolidated financial statements.

(a)	See Note 2 and Note 5.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended			Thirty-nine Weeks Ended
(In thousands except share and per share amounts)	November 1, 2003		November 2, 2002	November 1, 2003		November 2, 2002
Net sales	$3,929,456		$3,644,956	$10,967,526		$9,804,105
Costs and expenses
Cost of goods sold and occupancy expenses	2,402,027		2,329,347	6,837,134		6,518,883
Operating expenses	1,053,667		1,009,393	2,872,169		2,697,890
Interest expense	51,706		67,475	179,996		182,556
Interest income	(8,382)		(9,570)	(27,258)		(26,786)

Earnings before income taxes	430,438		248,311	1,105,485		431,562
Income taxes	167,871		113,041	431,139		202,834

Net earnings	$262,567		$135,270	$674,346		$228,728

Weighted average number of shares – basic	893,709,825		879,275,933	891,408,515		871,826,795
Weighted average number of shares – diluted	990,020,341		968,163,722	985,827,392		877,828,469
Earnings per share – basic	$0.29		$0.15	$0.76		$0.26
Earnings per share – diluted	$0.28		$0.15	$0.72		$0.26
Cash dividends paid per share	$0.02	(d)	$0.02	$0.07	(a)(c)(d)	$0.07	(b)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2002 but paid in first quarter of fiscal 2003.
(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2001 but paid in first quarter of fiscal 2002.
(c)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2003 but paid in second quarter of fiscal 2003.
(d)	Includes a dividend of $0.02 per share declared in second quarter of fiscal 2003 but paid in third quarter of fiscal 2003.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
(In thousands)	November 1, 2003	November 2, 2002
Cash Flows from Operating Activities:
Net earnings	$674,346	$228,728
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	500,163	520,735
Loss on disposal and other non-cash items affecting net earnings	34,196	30,869
Tax benefit from exercise of stock options and vesting of restricted stock	14,527	42,146
Deferred income taxes	(25,839)	—
Changes in operating assets and liabilities:
Merchandise inventory	(516,706)	(1,040,125)
Other assets	(45,299)	10,223
Accounts payable	58,891	241,497
Accrued expenses and other current liabilities	(11,856)	95,396
Income taxes payable	(13,809)	115,694
Lease incentives and other liabilities	16,547	38,554

Net cash provided by operating activities	685,161	283,717

Cash Flows from Investing Activities:
Purchase of property and equipment	(181,229)	(216,762)
Proceeds from sale of property and equipment	1,407	8,513
Net change in other assets	3,600	(6,660)

Net cash used for investing activities	(176,222)	(214,909)

Cash Flows from Financing Activities:
Decrease in notes payable	—	(41,942)
Net issuance of senior convertible notes	—	1,345,500
Payments of long-term debt	(527,425)	—
Restricted cash (a)	(1,305,820)	(20,165)
Issuance of common stock	70,542	135,346
Cash dividends paid	(59,319)	(58,620)

Net cash (used for) provided by financing activities	(1,822,022)	1,360,119

Effect of exchange rate fluctuations on cash	10,381	16,277

Net (decrease) increase in cash and equivalents	(1,302,702)	1,445,204

Cash and equivalents at beginning of period	$3,339,851	$1,006,843

Cash and equivalents at end of period	$2,037,149	$2,452,047

See accompanying notes to condensed consolidated financial statements.

(a)	See Note 2 and Note 5.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets as of November 1, 2003 and November 2, 2002 and the interim condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 and cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at November 1, 2003 and November 2, 2002 and for all periods presented.

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

The results of operations for the thirteen and thirty-nine week periods ended November 1, 2003 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a description of our significant accounting policies, see Note A to the Consolidated Financial Statements included in Form 10-K for the year ended February 1, 2003. Additional information regarding our significant accounting policies is set forth below.

Restricted Cash

Restricted cash represents the restriction of cash that backs our letter of credit agreements and other cash which is restricted from withdrawal for use. As of November 1, 2003 restricted cash represents the restriction of $1.24 billion of cash that backs our letter of credit agreements and $118 million of other cash which is restricted from withdrawal for use. Restricted cash classified in Current Assets on the Condensed Consolidated Balance Sheet totaled $1.35 billion as of November 1, 2003.

Stock-based Awards

Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure an Amendment of FASB Statement No. 123”, amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to require more prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

We have adopted the disclosure provisions required under SFAS 148, to disclose pro forma information regarding the effect on net earnings and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123. The following table illustrates the pro forma information required:

(In thousands)	Thirteen Weeks Ended November 1, 2003	Thirteen Weeks Ended November 2, 2002	Thirty-nine Weeks Ended November 1, 2003	Thirty-nine Weeks Ended November 2, 2002
Net earnings
As reported	$262,567	$135,270	$674,346	$228,728
Add: Stock-based employee compensation expense included in reported net earnings, net of tax	508	637	423	3,402
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(15,163)	4,688	(37,191)	(12,801)

Pro forma net earnings	$247,912	$140,595	$637,578	$219,329

Earnings per share:
As reported-basic	$0.29	$0.15	$0.76	$0.26
Pro forma-basic	0.28	0.16	0.72	0.25
As reported-diluted	0.28	0.15	0.72	0.26
Pro forma-diluted	0.26	0.16	0.68	0.28

3. NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. The adoption of FIN 46 did not have any impact on our operating results or financial position as we do not have any variable interest entities.

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

4. COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings and other comprehensive earnings. Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 were as follows:

(In thousands)	Thirteen Weeks Ended November 1, 2003	Thirteen Weeks Ended November 2, 2002	Thirty-nine Weeks Ended November 1, 2003	Thirty-nine Weeks Ended November 2, 2002
Net earnings	$262,567	$135,270	$674,346	$228,728
Adjustments for foreign currency translation	26,456	(1,586)	29,938	38,628
Adjustments for fluctuations in fair market value of financial instruments, net of tax	(25,419)	45	(24,625)	(9,454)

Comprehensive earnings	$263,604	$133,729	$679,659	$257,902

5. DEBT AND OTHER CREDIT ARRANGEMENTS

In June 2003, we replaced our existing $1.4 billion secured two-year credit facility scheduled to expire in March 2004 with a new three-year secured $750 million revolving credit facility (the “new Facility”). In addition, we executed agreements securing $1.2 billion in letter of credit issuing capacity. The letter of credit agreements also have three-year terms and are secured by approximately $1.24 billion in cash, which is included in restricted cash on our Condensed Consolidated Balance Sheet. The new Facility is available for general corporate purposes. The fees related to the new Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio.

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

As of November 1, 2003, we had $715 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under the $750 million revolving credit facility.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Weighted-average number of shares – basic	893,709,825	879,275,933	891,408,515	871,826,795
Incremental shares resulting from:
Stock options (a)	10,702,777	3,279,849	8,811,004	6,001,674
Senior convertible notes (b)	85,607,739	85,607,940	85,607,873	—

Weighted-average number of shares – diluted	990,020,341	968,163,722	985,827,392	877,828,469

Earnings per share – basic	$0.29	$0.15	$0.76	$0.26
Earnings per share – diluted	$0.28	$0.15	$0.72	$0.26

(a)	Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 29,256,735 and 32,571,995 shares of common stock and zero and 1,470 shares of unvested restricted stock during the thirteen and thirty-nine weeks ended November 1, 2003, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 75,343,121 and 76,390,818 weighted-average shares of common stock and 85,701 and 97,618 shares of unvested restricted stock during the thirteen and thirty-nine weeks ended November 2, 2002, respectively.
(b)	The calculation above excludes senior convertible notes that are convertible to 75,532,408 weighted-average shares of common stock during the thirty-nine weeks ended November 2, 2002 because their inclusion would have an anti-dilutive effect on earnings per share.

7. EXCESS FACILITIES AND SUBLEASE LOSS CHARGES

During 2001, as a result of the rationalization of our global distribution center network, we announced plans to close distribution facilities located in Erlanger, Kentucky (“Erlanger”), Basildon, England (“Basildon”), and Roosendaal, Holland (“Roosendaal”). The Basildon facility was closed during the first quarter of fiscal 2002, the Roosendaal facility was closed during the second quarter of fiscal 2002 and the Erlanger facility was closed during the third quarter of fiscal 2002. We lease the Erlanger and Basildon facilities, and we own the Roosendaal facility.

The Roosendaal facility, including land and building, is currently on the market for sale. The total carrying value of the remaining land and building as of November 1, 2003 was $3.0 million. Our lease associated with the Erlanger facility expired in February 2003, and the lease associated with the Basildon facility expired in October 2003.

Facilities-related charges associated with the distribution center closures include costs associated with lease terminations, facilities restoration and equipment removal. Remaining cash expenditures of $0.2 million associated with facility closures as of November 1, 2003 are expected to be paid in the fourth quarter of fiscal 2003.

During 2001, we consolidated and downsized headquarters facilities in our San Francisco and San Bruno campuses as part of our cost containment efforts. We identified 361,383 square feet of excess facility space and recorded charges of $47.3 million in fiscal 2001. During 2002, based on a review of real estate market conditions we revised our sublease income and sublease commencement projections and assumptions. Additionally, we considered our corporate facilities space needs and identified additional excess facility space of 193,228 square feet. As a result of these actions, we recorded an additional sublease loss charge of $77.4 million in fiscal 2002.

Our sublease loss charges primarily relate to the net present value of the difference between the contract rent obligations and the rate at which we expected to be able to sublease the properties. In the third quarter of fiscal 2003, based on the status of our efforts to lease vacant office space including a review of real estate market conditions we revised our sublease projections and recorded an additional sublease loss charge of $8.5 million. In addition, for year-to-date fiscal 2003 we recorded accretion of $0.6 million of interest for total adjustments to our provision of $9.1 million. The additional sublease loss charge was recorded in operating expenses in our condensed consolidated statement of operations. Remaining cash expenditures associated with the sublease loss reserve are expected to be paid over the remaining various lease terms through 2017. Based on our current assumptions as of November 1, 2003, we expect the sublease of our excess facilities to result in a total reduction of approximately $112 million in future rent expense and $273 million in cash savings over the various remaining lease terms through 2017.

(In thousands)	Facilities Charges	Sublease Loss Reserve	Total Reserve
Balance at February 1, 2003	$4,157	$114,686	$118,843
Adjustments to provisions	(732)	9,128	8,396
Cash payments	(3,264)	(16,827)	(20,091)

Balance at November 1, 2003	$161	$106,987	$107,148

The above excess facility and sublease loss charges and future rent and cash savings are based on estimates that are subject to change.

8. INCOME TAXES

The effective tax rate was 39.0 percent and 47.0 percent for the first thirty-nine weeks of fiscal 2003 and 2002, respectively. The decrease in tax rate was primarily driven by an improvement in the mix of earnings from domestic and international operations and improved earnings performance.

As a result of our improved operating performance in the third quarter of fiscal 2002, we reduced our effective tax rate from 49 percent to 47 percent for the thirty-nine week period ended 2002. The adjusted tax rate was based on our assessment of estimated full year earnings and the mix of earnings. The impact of the reduction on third quarter 2002 results was $0.01 per share. This included $5.0 million for the two-percentage point rate change on third quarter earnings and a $3.7 million tax expense reduction to bring the first-half tax rate of 2002 from 49 percent to 47 percent.

Deloitte & Touche LLP

50 Fremont Street

San Francisco, California 94105-2230

Tel: (415) 783-4000

Fax: (415) 783-4329

www.deloitte.com

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of November 1, 2003 and November 2, 2002, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002. These interim financial statements are the responsibility of the Company’s management.

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

December 4, 2003

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

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales (In thousands)	$3,929,456	$3,644,956	$10,967,526	$9,804,105
Total net sales increase percentage	8%	9%	12%	0%
Comparable store sales increase (decrease) percentage	6%	2%	9%	(7%)
Net sales per average square foot(1)	$103	$95	$287	$258
Square footage of gross store space – at end of period (In thousands)			36,977	37,645
Number of Store Concepts:
Beginning of Period	4,230	4,261	4,252	4,171
New store concepts	22	44	48	175
Expanded / remodeled store concepts(2)	13	6	19	22
Closed store concepts	(42)	(11)	(90)	(52)
End of Period	4,210	4,294	4,210	4,294

Number of Store Locations:
Beginning of Period	3,095	3,139	3,117	3,097
New store locations	16	26	33	105
Closed store locations	(36)	(7)	(75)	(44)
End of Period	3,075	3,158	3,075	3,158

(1)	Net sales per average square foot is calculated using net store sales and a monthly average store square footage.
(2)	Expanded stores do not change store count.

Store count and square footage at third quarter end for fiscal 2003 and 2002 were as follows:

	November 1, 2003			November 2, 2002
	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)	Number of Store Concepts	Number of Store Locations	Sq. Ft. (millions)
Gap U.S.	2,273	1,427	13.0	2,339	1,487	13.3
Gap International
United Kingdom	236	144	1.3	240	149	1.4
Canada	187	106	1.0	192	110	1.0
France	55	36	0.3	54	35	0.3
Japan	158	71	0.8	153	71	0.8
Germany	20	10	0.1	20	10	0.1
Banana Republic(1)	438	438	3.7	446	446	3.7
Old Navy(2)	843	843	16.8	850	850	17.0

Total	4,210	3,075	37.0	4,294	3,158	37.6

Gap Brand stores are reported based on concepts and locations. Any Gap Adult, GapKids, babyGap or GapBody concept that meets a certain square footage threshold has been counted as a store concept, even when residing within a single physical location that may have other concepts. In the table above, we present the number of store concepts and the number of locations.

(1)	Includes 16 stores in Canada in 2003 and 2002.
(2)	Includes 32 stores and 28 stores in Canada for 2003 and 2002, respectively.

Net sales for the third quarter of fiscal 2003 increased $285 million compared with the same period last year. This increase is due to an increase in our comparable store sales of $211 million and an increase in our non-comparable sales of $74 million. Improved margins on our regular priced goods and an increase in regular price selling drove the increase in our comparable store sales.

Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact on our results. The impact of changes in foreign currency exchange rates during 2003 positively affected the translation of foreign currency sales into U.S. dollars. For the third quarter of fiscal 2003, currency fluctuations accounted for $48 million of the increase in net sales.

Net sales for year-to-date fiscal 2003 increased $1.2 billion compared with the same period last year. This increase is due to an increase in our comparable store sales of $861 million and an increase in our non-comparable sales of $302 million. Increased regular price selling and higher markdown margins compared with the same periods last year drove the increase in our comparable store sales.

For year-to-date fiscal 2003, currency fluctuations accounted for $135 million of the increase in net sales.

Non-comparable sales include sales generated from our online business.

Comparable store sales by division for the third quarter were as follows:

Gap U.S. reported a positive 5% versus a negative 2% last year

Gap International reported a positive 4% versus a positive 2% last year

Banana Republic reported a positive 11% versus a positive 1% last year

Old Navy reported a positive 6% versus a positive 6% last year

Total sales by division for the third quarter were as follows:

Gap U.S. reported $1.3 billion versus $1.3 billion last year

Gap International reported $476 million versus $420 million last year

Banana Republic reported $512 million versus $456 million last year

Old Navy reported $1.6 billion versus $1.5 billion last year

Comparable store sales by division for year-to-date were as follows:

Gap U.S. reported a positive 9% versus a negative 11% last year

Gap International reported a positive 10% versus a negative 9% last year

Banana Republic reported a positive 6% versus a negative 4% last year

Old Navy reported a positive 11% versus a negative 4% last year

Total sales by division for year-to-date were as follows:

Gap U.S. reported $3.7 billion versus $3.4 billion last year

Gap International reported $1.4 billion versus $1.1 billion last year

Banana Republic reported $1.4 billion versus $1.3 billion last year

Old Navy reported $4.5 billion versus $3.9 billion last year

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.8 percentage points from 63.9 percent to 61.1 percent in the third quarter of fiscal 2003 and decreased 4.2 percentage points from 66.5 percent to 62.3 percent for year-to-date fiscal 2003 compared with the same periods in fiscal 2002. The decrease in the third quarter of fiscal 2003 was primarily driven by higher merchandise margins of 1.7 percentage points and lower occupancy expenses of 1.1 percentage points. The decrease for year-to-date fiscal 2003 was primarily driven by higher merchandise margins of 2.7 percentage points and lower occupancy expenses of 1.5 percentage points.

The improvement in merchandise margins of 1.7 percentage points in the third quarter of fiscal 2003, compared with the same period in fiscal 2002 was primarily due to improved margins on our regular-priced goods and an increase in regular price selling. The improvement in merchandise margins of 2.7 percentage points for year-to-date fiscal 2003, compared to the same period in fiscal 2002 was due to an increase in regular price selling and higher markdown margins. In addition, we experienced improved shortage results for year-to-date fiscal 2003 compared to the same period in fiscal 2002.

The decrease in occupancy expenses as a percentage of net sales for the third quarter and year-to-date fiscal 2003 compared with the same periods in fiscal 2002 was due to improved sales leverage.

Operating Expenses

Operating expenses increased $44 million in the third quarter of fiscal 2003, but decreased 0.9 percentage points as a percentage of net sales from 27.7 percent to 26.8 percent compared with the same period in fiscal 2002 primarily due to sales leverage. Operating expenses increased $174 million for year-to-date fiscal 2003, but decreased 1.3 percentage points as a percentage of net sales from 27.5 percent to 26.2 percent compared with the same period in fiscal 2002. The increase in total operating expense dollars for the third quarter of fiscal 2003 was primarily due to higher repairs and maintenance expenses, higher store payroll to support increased sales and higher consulting fees compared with the same period in fiscal 2002. The increase in total operating expense dollars for year-to-date fiscal 2003 was primarily due to higher repairs and maintenance expenses, higher store payroll to support increased sales, higher bonus expense and higher consulting fees, partially offset by insurance recovery proceeds received in the second quarter of fiscal 2003 which were primarily related to the losses at the World Trade Center stores.

The aggregate amount of insurance recovery proceeds received for year-to-date fiscal 2003 was $21.6 million, almost all of which were received during the second quarter. This compares with $6.5 million of insurance recovery proceeds received during the thirty-nine week period of fiscal 2002, almost all which were received during the first quarter.

The decrease in operating expenses as a percentage of net sales for year-to-date fiscal 2003 was primarily due to improved sales leverage and insurance recovery proceeds.

In the third quarter of fiscal 2003, based on the status of our efforts to lease vacant office space including a review of real estate market conditions we revised our sublease projections and recorded an additional sublease loss charge of $8.5 million.

Interest Expense

The decrease of $15.8 million in interest expense in the third quarter, compared with the same period in fiscal 2002, was primarily due to lower fees related to the new Facility and letter of credit agreements and the maturity of our $500 million two-year bond in May 2003.

The decrease of $2.6 million in interest expense for year-to-date fiscal 2003, compared with the same period in fiscal 2002, was primarily due to lower fees related to the new Facility and letter of credit agreements and to the maturity of our $500 million two-year bond in May 2003. This decrease was partially offset by a full three quarters of interest expense in fiscal 2003 on our senior convertible notes issued in March 2002 plus a full three quarters of higher coupon interest rates on $700 million of our outstanding notes in fiscal 2003. The higher coupon interest rates on our $700 million of outstanding notes, which took effect June 15, 2002, is a result of downgrades in our long -term senior unsecured credit ratings in early 2002.

For fiscal 2003, we expect interest expense to be approximately $235 million compared with $249 million in fiscal 2002.

Interest Income

The decrease of $1.2 million in interest income in the third quarter, compared with the same period in fiscal 2002, was primarily due to a decrease in interest rates, partially offset by increases in average cash available for investment as a result of improved cash flow from operations.

The increase of $0.5 million in interest income for year-to-date fiscal 2003, compared with the same period in fiscal 2002, was primarily due to increases in average cash available for investment as a result of improved cash flow from operations and the issuance of our senior convertible notes in March 2002, partially offset by a decrease in interest rates.

Income Taxes

The effective tax rate was 39.0 percent and 47.0 percent for the first thirty-nine weeks of fiscal 2003 and 2002, respectively. The decrease in tax rate compared with the prior year was driven primarily by an improvement in the mix of earnings from domestic and international operations and improved earnings performance. While we expect the effective tax rate for fiscal 2003 to be 39 percent, the actual rate could fluctuate higher or lower depending on several variables, including the mix of earnings from domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax controversies. We anticipate that any fluctuation would result in an effective tax rate in the range of 38 percent to 40 percent.

LIQUIDITY AND CAPITAL RESOURCES

The following sets forth certain measures of our liquidity:

	Thirty-nine Weeks Ended		Fifty-two Weeks Ended
(In thousands)	November 1, 2003	November 2, 2002	February 1, 2003
Cash provided by operating activities	$685,161	$283,717	$1,238,356
Working capital	$3,752,176	$2,590,653	$3,013,151
Current ratio	2.46:1	1.85:1	2.11:1

At November 1, 2003 our working capital and current ratio calculation included $1.35 billion of restricted cash.

For the thirty-nine weeks ended November 1, 2003, the increase in cash flows provided by operating activities, compared with the same period in the prior year, was primarily attributable to improvement in our net earnings, exclusive of depreciation and amortization, and a decrease in the relative growth of merchandise inventory, offset by changes in other operating assets and liabilities, which were primarily driven by timing of certain payments.

For the thirty-nine weeks ended November 1, 2003, the decrease in cash flows provided by financing activities, compared with the same period in the prior year, was primarily due to the restriction of cash that backs our letter of credit agreements. Additionally, in the third quarter of fiscal 2003 we repurchased the equivalent of $27 million of Eurobonds in the open market.

We plan to utilize our cash to provide adequate liquidity for business operations, capital expenditures, growth opportunities, debt reduction and dividend payments.

We fund inventory expenditures during normal and peak periods through a combination of cash flows from operations as well as long-term financing arrangements. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, we believe the most meaningful analysis of operating cash flows is one that compares the current interim period to the comparable period in the prior year.

Credit Facility and Trade Obligations

In June 2003, we replaced our existing $1.4 billion secured two-year credit facility scheduled to expire in March 2004 with a new three-year secured $750 million revolving credit facility (the “new Facility”). In addition, we executed agreements securing $1.2 billion in letter of credit issuing capacity. The letter of credit agreements also have three-year terms and are secured by approximately $1.24 billion in cash which is included in restricted cash on our Condensed Consolidated Balance Sheet. The new Facility is available for general corporate purposes. The fees related to the new Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio.

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

As of November 1, 2003, we had $715 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under the $750 million revolving credit facility.

Summary Disclosures about Contractual Obligations and Commercial Commitments

We also have standby letters of credit, surety bonds and bank guarantees outstanding at November 1, 2003, amounting to $64 million, $23 million and $7 million, respectively.

On August 12, 2003, Moody’s Investor Services changed our long-term ratings outlook from negative to stable and raised our speculative grade liquidity (SGL) rating from SGL-2 to SGL-1. The SGL rating is intended to give bondholders a short-term (12-18 month) view of a company’s ability to meet operating and financing obligations. The rating is based on a scale of 1 to 4 with 1 being the highest.

Rent expense for all operating leases was $746 million and $727 million, for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively.

For the thirty-nine weeks ended November 1, 2003, capital expenditures totaled approximately $181 million. The majority of these expenditures were for information technology and store remodels.

Updated 2003 Outlook

We are planning inventory per square footage to be down on a percentage basis at the end of the fourth quarter of fiscal 2003 compared with the fourth quarter of fiscal 2002; the decrease is expected to be in the mid- to high-teens compared with a 13 percent increase in the fourth of fiscal 2002 compared with the fourth quarter of fiscal 2001.

We expect capital spending to be about $ 275 million for fiscal year 2003.

For fiscal 2003, we continue to expect a 2 percent decline in net square footage. We expect about 35 location openings weighted toward Old Navy and about 135 location closures weighted toward Gap U.S. for a net reduction of about 100 store locations.

	Number of Store Concepts*	Number of Store Locations*
Gap U.S.	(85 – 90)	(70 - 75)
Gap International	(10 - 15)	(15 - 20)
Banana Republic	(5 – 10)	(5 – 10)
Old Navy	0 - (5)	0 - (5)

Total	About (115)	About (100)

*	Represent approximate net openings (closings).

NEW ACCOUNTING PRONOUNCEMENTS

During January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN 46 were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. The adoption of FIN 46 did not have any impact on our operating results or financial position as we do not have any variable interest entities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all merchandise purchases for foreign operations using foreign exchange forward contracts. At November 1, 2003, we had forward contracts maturing at various dates through January 2005 to buy and sell the equivalent of approximately $812 million in foreign currencies at contracted rates. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain loans denominated in currencies other than the functional currency of the entity holding or issuing the loan.

The outstanding mark-to-market net liability for all derivatives reflected in the Condensed Consolidated Balance Sheet as of November 1, 2003, was $54.3 million.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon. The fixed coupon on $700 million of our outstanding notes is subject to change based on our long-term senior unsecured credit ratings. The interest rates earned on our cash and equivalents and restricted cash is expected to fluctuate in line with short-term interest rates.

Our market risk profile as of November 1, 2003 has not significantly changed since February 1, 2003.

Our market risk profile on February 1, 2003 is disclosed in our 2002 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of November 1, 2003. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

(10.1)	Offer Letter dated as of October 8, 2003 by and between the Company and Nick Cullen.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K

We filed or furnished the following reports on Form 8-K during the three months ended November 1, 2003:

1.	Form 8-K, dated August 7, 2003, regarding the announcement of our sales for the month and quarter ended August 2, 2003, filed with the SEC on August 7, 2003;

2.	Form 8-K, dated August 21, 2003, regarding the announcement of our earnings for the second quarter ended August 2, 2003, filed with the SEC on August 21, 2003;

3.	Form 8-K, dated September 4, 2003, regarding the announcement of our August 2003 sales, filed with the SEC on September 4, 2003;

4.	Form 8-K, dated September 30, 2003, regarding the announcement that the Board of Directors elected Margaret C. Whitman and James M. Schneider to serve as directors of the Company, filed with the SEC on October 1, 2003;

5.	Form 8-K, dated October 9, 2003, regarding the announcement of our September 2003 sales, filed with the SEC on October 9, 2003; and

6.	Form 8-K, dated October 13, 2003, regarding the announcement of the appointment of Nick J. Cullen as Chief Supply Chain Officer and Michael B. Tasooji as Chief Information Officer of the Company, filed with the SEC on October 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 4, 2003	By /s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: December 4, 2003	By /s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

(10.1)	Offer Letter dated as of October 8, 2003 by and between the Company and Nick Cullen.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.