Form 10-K
period 2004-01-31
GAP INC
filed 2004-03-30
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street

San Francisco, California 94105

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (650) 952-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc
(Title of class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of August 2, 2003 was approximately $11,938,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2004 was 898,095,233.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2004 (hereinafter referred to as the “2004 Proxy Statement”) are incorporated into Parts I and III.

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended January 31, 2004 (hereinafter referred to as the “2003 Annual Report to Shareholders”) are incorporated into Parts II and IV.

The Exhibit Index is located on Page 13 hereof.

This Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements that reflect the current view of The Gap, Inc. (the “Company”, “we”, and “our”) with respect to future events and financial performance. Wherever used, the words “estimate”, “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

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

Item 1—Business

General

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

We design virtually all of our products, which in turn are manufactured by independent sources, and sell them under our brands in the following store formats:

Gap. Founded in 1969, Gap stores offer extensive selections of classically-styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories and personal care products for men and women, ages teen through adult. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children, ages newborn through pre-teen. Launched in 1998, GapBody offers women’s underwear, sleepwear and personal care products. As of January 31, 2004, we operated 1,747 Gap brand store locations in the United States, Canada, the United Kingdom, France, Germany and Japan, of which 151 were Gap Outlet stores. We have reached an agreement to sell our German operations, with 10 store locations, effective August 1, 2004.

Banana Republic. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored apparel, shoes and accessories for men and women at higher price points than Gap. Banana Republic products range from apparel, including intimate apparel, to personal care products and home products. As of January 31, 2004, we operated 435 Banana Republic stores in the United States and Canada, of which 43 were Banana Republic Outlet stores.

Old Navy. We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants as well as other items, including personal care products, in an innovative, exciting shopping environment. As of January 31, 2004, we operated 840 Old Navy stores in the United States and Canada, of which 42 were Old Navy Outlet stores.

As of January 31, 2004, we operated a total of 3,022 store locations. For more information on the number of stores by brand and country, see the table in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to page 25 of our 2003 Annual Report to Shareholders.

We established Gap Online, a web-based store located at www.gap.com, in 1997. Products comparable to those carried in Gap, GapKids and babyGap stores, as well as a line of maternity apparel, can be purchased on-line. Banana Republic introduced Banana Republic Online, a web-based store located at www.BananaRepublic.com, in 1999, which offers products comparable to those carried in the store collections. In 2000, we established Old Navy Online, a web-based store located at www.oldnavy.com. Old Navy Online also offers apparel and accessories comparable to those carried in the store collections, plus a line of maternity apparel. Our online businesses are offered as an extension of our store experience and are intended to strengthen our relationship with our customers.

Store Operations

Our stores offer a shopper-friendly environment with an assortment of casual apparel and accessories which emphasize style, quality and good value. The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store.

Our stores generally are open seven days per week (where permitted by law) and most holidays. All sales are tendered for cash, personal checks, debit cards, or credit cards, including Gap, Banana Republic and Old Navy private label credit cards which are issued by a third party. We also issue and redeem gift cards through our brands.

Merchandise Vendors

We purchase merchandise on average from more than 800 vendors with facilities in approximately 50 countries. No vendor accounted for more than 5% of the dollar amount of our fiscal 2003 purchases. Of our merchandise sold during fiscal 2003, approximately 5% of all units (representing approximately 3% of total cost) was produced domestically while the remaining 95% of all units (representing approximately 97% of total cost) was made outside the United States. Approximately 16% of our total merchandise units (representing approximately 17% of total cost) was made in China, with the remainder coming from more than 50 other countries. Any event causing a sudden disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the section entitled “Certain Additional Business Risk Factors” below in this Item 1.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about 13 weeks during the Back-to-School (August) and Holiday (November through December) periods. During fiscal 2003, these periods accounted for approximately 33% of our net sales.

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

We plan to continue our investments in advertising and marketing in 2004. There can be no assurances that these investments will result in increased sales or profitability.

Employees

On January 31, 2004, we had a work force of approximately 153,000 employees, which includes a combination of part and full-time employees. We hire temporary employees primarily during the peak Back-to-School and Holiday seasons.

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic and Old Navy trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

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

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our fashion items with accuracy. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance for our products.

Our business is highly competitive and depends on consumer spending patterns.

The global specialty retail industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

•	sourcing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value; and

•	providing strong and effective marketing support.

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on apparel and accessories could have an adverse effect on our operating results.

We are also faced with competition in European, Japanese and Canadian markets from established regional and national chains. Our success in these markets depends on determining a sustainable profit formula to build brand loyalty and gain market share in these especially challenging retail environments. If international business is not successful or if we cannot effectively take advantage of international growth opportunities, our results of operations could be adversely affected.

Certain financial information about international operations is set forth under the heading “Segments” in Note A to Notes to Consolidated Financial Statements, incorporated by reference in Item 8—Financial Statements and Supplementary Data.

We experience fluctuations in our comparable store sales and margins.

Our continued success depends, in part, upon our ability to continue to further improve sales, as well as both gross margins and operating margins. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. For example, over the past 2 years, our quarterly comparable store sales have ranged from decreases of 17% and 7% in the first two fiscal quarters of fiscal 2002 to an increase of 12% and 10% in the first two fiscal quarters of 2003. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Over the past four years our reported gross margins have ranged from 37% in fiscal 2000 to 30% in fiscal 2001 to 34% in fiscal 2002 to 38% in fiscal 2003. In addition, over the past four years our reported operating margins have ranged from 10.6% in fiscal 2000 to 2.4% in fiscal 2001 to 7.0% in fiscal 2002 to 11.9% in fiscal 2003.

Our ability to further improve our comparable store sales results and margins depends in large part on improving our forecasting of demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using more effective pricing strategies, and optimizing store performance by closing under performing stores. Any failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

Changes in our credit ratings may have a negative or positive impact on our financing costs and structure in future periods.

In November 2001, we issued $200 million aggregate principal amount of debt securities at an original annual interest rate of 8.15 percent, due December 15, 2005 (the “2005 notes”), and $500 million aggregate principal amount of debt securities at an original annual interest rate of 8.80 percent, due December 15, 2008 (the “2008 notes”). The interest rate payable on the notes of each series is subject to adjustment from time to time if either Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Service (“Standard & Poor’s”) reduces the rating ascribed to the notes below Baa2, in the case of Moody’s, or below BBB+, in the case of Standard & Poor’s. The interest rate on the notes will be increased by 0.25 percent for each rating category downgrade by either rating agency. In addition, if Moody’s or Standard & Poor’s subsequently increases the rating ascribed to the notes, the ongoing interest rate then payable on the notes will be decreased by 0.25 percent for each rating category upgrade by either rating agency up to Baa2, in the case of Moody’s, or BBB+, in the case of Standard & Poor’s. In no event will the interest rate be reduced below the original interest rate payable on the notes. As a result of downgrades to our long-term credit ratings, the interest rate payable by us on the 2005 notes has increased by 175 basis points to 9.90 percent per annum and the interest rate payable by us on the 2008 notes has increased by 175 basis points to 10.55 percent per annum. As a result of the downgrades in our short-term credit ratings, we no longer have meaningful access to the commercial paper market; however, we replaced this borrowing capacity with proceeds from the issuance of senior convertible notes in March 2002. In addition, any future reduction in our long-term senior unsecured credit rating could result in reduced access to the capital markets and higher interest costs on future financings.

For further information on our credit rating including outlook see the section entitled “Other debt information” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to page 30 our 2003 Annual Report to Shareholders.

Trade matters and IT systems changes may disrupt our supply chain.

We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. Effective January 1, 2005, the quota system established by the Agreement on Textiles and Clothing will be completely phased out. There can be no assurances that quota will not be reestablished for certain categories in specific countries. We are unable to determine the impact of these changes to the quota system on our global sourcing operations, including China. Our sourcing operations may be adversely affected by quota (or the elimination of quota) or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and are currently implementing modifications and upgrades to our information technology systems supporting the product pipeline, including merchandise planning and forecasting, inventory and price management. Modifications involve replacing legacy systems with successor systems or making changes to legacy systems. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. We anticipate that the launch of these successor systems will take place in a phased approach over an approximate five-year period that began in 2002. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions. Supply chain disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We are implementing certain other changes to our IT systems that may disrupt operations.

In addition to modifying and replacing our systems related to sourcing and distributing merchandise, we continue to evaluate and are currently implementing modifications and upgrades to our information technology systems for financial reporting, point of sales (cash registers), real estate portfolio management, and human resources. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. We anticipate that the launch of these successor systems will take place in a phased approach over an approximate five year period that began in 2002. There can be no assurances that we will successfully launch these new systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

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

Our Code of Business Conduct, Board of Directors Committee Charters, and Corporate Governance Guidelines are also available on our website. The Code of Business Conduct can be found at www.gapinc.com, under “Financials & Media, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website. The Committee Charters and Governance Guidelines can be found on our website under “Financials & Media, Corporate Governance.” All of these documents are also available in print to any shareholder who requests them.

Executive Officers of the Registrant

Donald G. Fisher is our Chairman. Mr. Fisher will assume the role of Founder and Chairman Emeritus effective in May 2004, at which time Robert J. Fisher will assume the role of non-executive Chairman. Paul S. Pressler is our President and Chief Executive Officer. Donald G. Fisher and Paul S. Pressler are directors. The required information for each of them is set forth in the table located in the section entitled “Nominees for Election as Directors” of the 2004 Proxy Statement and is incorporated by reference herein. The following are also executive officers:

Name, Age, Position and Principal Occupation During Past Five Years:

Nick Cullen, 49, Executive Vice President and Chief Supply Chain Officer since October 2003; President, North America Supply, Diageo PLC, a division of a global beer, wine and spirits distributor from 2000 to 2003; Director UK Operations Diageo PLC from 1999 to 2000; Director, Integration and Transformation Diageo PLC from 1998 to 1999.

Anne Gust, 46, Executive Vice President, Chief Administrative Officer since 2000 and Chief Compliance Officer since 1998; Executive Vice President, Human Resources, Legal, Global Compliance and Corporate Administration from 1999 to 2000. Joined in 1991.

Jenny Ming, 48, President, Old Navy Brand since 1998. Joined in 1986.

Gary Muto, 44, President, Gap Brand since 2002; President of Banana Republic Brand from 2001 to 2002; Executive Vice President Banana Republic Merchandising from 1999 to 2001. Joined in 1988.

Byron Pollitt, 52, Executive Vice President and Chief Financial Officer since January 2003; Executive Vice President and Chief Financial Officer of Walt Disney Parks and Resorts from 1999 to 2003; Senior Vice President, Chief Financial Officer of Disneyland Resorts from 1995 to 1999.

Eva Sage-Gavin, 45, Executive Vice President Human Resources since March 2003; Senior Vice President Human Resources of Sun Microsystems, Inc. from 2000 to 2003; Senior Vice President Human Resources of Disney Consumer Products from 1997 to 2000.

Item 2—Properties

We operate stores in the United States, Canada, the United Kingdom, France, Germany and Japan. The stores operated as of January 31, 2004 aggregated approximately 36.5 million square feet. Almost all our stores are leased either on a short term basis with one or more options after our initial term, or slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location. We have reached an agreement to sell our German operations, with 10 store locations, effective August 1, 2004.

We own approximately 1.2 million square feet of headquarters office space located in San Francisco, San Bruno and Rocklin, California. We lease approximately 1.5 million square feet of headquarters office space, located in San Francisco, San Bruno and Rocklin, California; New York, New York; and Albuquerque, New Mexico. Of the 1.5 million square feet of office space leased, approximately 125,000 square feet is under sublease to others and approximately 440,000 square feet is being marketed for sublease to others. We also lease approximately 25 domestic regional offices and 35 international offices. We own approximately 9.5 million square feet of distribution space located in Fresno, California; Edgewood, Maryland; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We lease approximately 1.7 million square feet of distribution space located in Grove City, Ohio and in the Northern Kentucky suburbs outside Cincinnati, Ohio. A 390,000 square feet distribution warehouse in Funabashi City, Chiba, Japan is owned and operated by a third-party logistics provider.

In fiscal 2003 we recorded certain charges relating to certain facilities. See Note E to Notes to Consolidated Financial Statements, incorporated by reference in Item 8—Financial Statements and Supplementary Data.

Item 3—Legal Proceedings

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

Item 4—Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5—Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required by this item is incorporated herein by reference to page 57 of the 2003 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K and the section entitled “Equity Plan Compensation Information” in the 2004 Proxy Statement.

Item 6—Selected Financial Data

The information required by this item is incorporated herein by reference to page 22 of the 2003 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to pages 23 through 33 of the 2003 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to pages 34 through 35 of the 2003 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 8—Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages 37 through 56 of the 2003 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 9—Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of January 31, 2004. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

Changes in Internal Controls

During our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Board Committees – Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement. See also Item 1 above in the section entitled “Executive Officers of the Registrant.”

The Company has adopted a code of ethics, our Code of Business Conduct, that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct is available on our website, www.gapinc.com, under “Financials & Media, Corporate Compliance, Code of Business Conduct” and in print to any shareholder who requests it. Any amendments and waivers to the code will also available on the website.

Item 11—Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Summary of Executive Compensation,” “Stock Options,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts, Termination of Employment and Change in Control Provisions” in the 2004 Proxy Statement.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Equity Plan Compensation Information” and “Beneficial Ownership of Shares” in the 2004 Proxy Statement.

Item 13—Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Other Reportable Transactions” in the 2004 Proxy Statement.

Item 14—Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2004 Proxy Statement.

PART IV

Item 15—Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

(1)	Financial Statements

(i)	Independent Auditors’ Report. Incorporated by reference to page 36 of the 2003 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

(ii)	The consolidated balance sheets as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, shareholders’ equity, cash flows, and notes thereto for each of the three fiscal years in the period ended January 31, 2004 are incorporated by reference to pages 37 through 56 of the 2003 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

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

(b)	The following reports were filed or required to be filed for the last quarter of the fiscal year:

(1)	Form 8-K, dated November 6, 2003, regarding the announcement of our sales for the month and quarter ended November 1, 2003, filed with the SEC on November 6, 2003;

(2)	Form 8-K, dated November 20, 2003, regarding the announcement of our earnings for the third quarter ended November 1, 2003, filed with the SEC on November 20, 2003;

(3)	Form 8-K, dated December 4, 2003, regarding the announcement of our sales for the month ended November 29, 2003, filed with the SEC on December 4, 2003; and

(4)	Form 8-K, dated January 8, 2004, regarding the announcement of our sales for the month ended January 3, 2004, filed with the SEC on January 8, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: March 22, 2004	By:	/s/ Paul S. Pressler

Paul S. Pressler President and Chief Executive Officer (Principal Executive Officer)

Date: March 22, 2004		/s/ Byron H. Pollitt, Jr.

Byron H. Pollitt, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 22, 2004	By	/s/ Howard Behar

Howard Behar, Director

Date: March 22, 2004	By	/s/ Adrian D. P. Bellamy

Adrian D. P. Bellamy, Director

Date: March 22, 2004	By	/s/ Donald G. Fisher

Donald G. Fisher, Director

Date: March 22, 2004	By	/s/ Doris F. Fisher

Doris F. Fisher, Director

Date: March 22, 2004	By	/s/ Robert J. Fisher

Robert J. Fisher, Director

Date: March 22, 2004	By	/s/ Glenda A. Hatchett

Glenda A. Hatchett, Director

SIGNATURES (con’t.)

Date: March 22, 2004	By	/s/ Penelope L. Hughes

Penelope L. Hughes, Director

Date: March 22, 2004	By	/s/ Bob L. Martin

Bob L. Martin, Director

Date: March 22, 2004	By	/s/ Paul Pressler

Paul S. Pressler, Director

Date: March 22, 2004	By	/s/ James Schneider

James Schneider, Director

Date: March 22, 2004	By	/s/ Charles R. Schwab

Charles R. Schwab, Director

Date: March 22, 2004	By	/s/ Mayo A. Shattuck III

Mayo A. Shattuck III, Director

Date: March 22, 2004	By	/s/ Meg Whitman

Meg Whitman, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562

3.3	Registrant’s Amended and Restated Bylaws (effective January 28, 2003), filed as Exhibit 4.4 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

4.3	Indenture, dated March 5, 2002, between Registrant and The Bank of New York filed as Exhibit 4.1 to Registrant’s Form S-3, dated May 2, 2002, Commission File No. 333-87442

10.1	Credit Agreement, dated as of June 25, 2003, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint book managers (the “Joint Managers”), BAS, HSBC Bank USA (“HSBC”) and J.P. Morgan Inc. (“JP Morgan”) as co-syndication agents, CGMI, BAS, and JP Morgan as joint lead arrangers and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated June 25, 2003, Commission File No. 1-7562

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.2	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690

10.3	Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686

10.4	Description of Management Incentive Cash Award Plan, filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended January 29, 1994, Commission File No. 1-7562

10.5	Executive Management Incentive Cash Award Plan (January 28, 2002 Amendment and Restatement), filed as Exhibit 10.8 to Registrant’s Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

10.6	Executive Management Incentive Cash Award Plan (March 23, 2004 Amendment and Restatement) filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 12, 2004, Commission File No. 1-7562

10.7	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1- 7562

10.8	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.9	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.10	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.11	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.12	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.13	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.14	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.15	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562

10.16	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.17	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.18	Form of Restricted Stock Agreement under Registrant’s 1996 Stock Option and Award Plan filed, as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.19	Form of Restricted Stock Agreement effective February 2, 2002 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.20 to Registrant’s Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

10.20	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.21	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.22	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.23	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.24	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.25	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.26	Relocation Loan Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on October 25, 1977, Commission File No. 1-7562

10.27	Certificate of Corporate Resolution amending the Relocation Loan Plan, adopted by the Board of Directors on November 27, 1990, filed as Exhibit 10.34 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 1991, Commission File No. 1-7562

10.28	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

10.29	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.30	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.31	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.32	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.33	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.34	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.35	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003

10.36	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.37	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.38	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508

10.39	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523

10.40	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128

10.41	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921

10.42	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921

10.43	Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.44	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.45	Letter Agreement entered into as of February 7, 2003 by and between Registrant and Heidi Kunz, filed as exhibit 10.1 to the Company’s Form 8-K, dated February 11, 2003, Commission File No. 1-7562

10.46	Offer Letter dated as of February 25, 2003 by and between Registrant and Eva Sage-Gavin, filed as Exhibit 10.1 to the Company’s Form 8-K, dated February 27, 2003, Commission File No. 1-7562

10.47	Agreement of termination of employment, dated as of July 21, 2003, by and between Charles K. Crovitz and Registrant, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated July 22, 2003, Commission File No. 1-7562

10.48	Offer Letter dated as of October 8, 2003 by and between The Gap, Inc. and Nick Cullen, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2003, Commission File No. 1-7562.

13	Portions of Registrant’s annual report to security holders for the fiscal year ended January 31, 2004

14	Code of Business Conduct

21	Subsidiaries of Registrant

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002