Form 10-Q
period 2004-05-01
GAP INC
filed 2004-05-28
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2004

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

Common Stock, $0.05 par value, 900,233,152 shares as of May 25, 2004

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions except share and par value)	May 1, 2004	January 31, 2004	May 3, 2003
ASSETS
Current Assets:
Cash and equivalents	$2,372	$2,261	$2,750
Short-term investments	909	1,073	20
Restricted cash	1,361	1,351	48

Cash and equivalents, short-term investments and restricted cash	4,642	4,685	2,818
Merchandise inventory	1,816	1,704	2,111
Other current assets	330	300	322

Total current assets	6,788	6,689	5,251

Property and equipment, net	3,227	3,368	3,640
Other assets	282	286	408

Total assets	$10,297	$10,343	$9,299

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$271	$283	$—
Accounts payable	1,075	1,178	927
Accrued expenses and other current liabilities	833	872	784
Income taxes payable	82	159	208

Total current liabilities	2,261	2,492	1,919

Long-Term Liabilities:
Long-term debt	937	1,107	1,528
Senior convertible notes	1,380	1,380	1,380
Lease incentives and other liabilities	613	581	599

Total long-term liabilities	2,930	3,068	3,507

Shareholders’ Equity:
Common stock $.05 par value Authorized 2,300,000,000 shares; Issued 978,269,671, 976,154,229 and 970,885,001 shares; Outstanding 899,338,825, 897,202,485 and 890,197,282 shares	49	49	49
Additional paid-in capital	769	732	670
Retained earnings	6,532	6,241	5,472
Accumulated other comprehensive earnings (loss)	28	31	(18)
Deferred compensation	(11)	(9)	(12)
Treasury stock, at cost	(2,261)	(2,261)	(2,288)

Total shareholders’ equity	5,106	4,783	3,873

Total liabilities and shareholders’ equity	$10,297	$10,343	$9,299

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
(In millions except share and per share amounts)	May 1, 2004		May 3, 2003
Net sales	$3,668		$3,353

Costs and expenses

Cost of goods sold and occupancy expenses	2,089		2,076

Operating expenses	998		890

Loss on early retirement of debt	30		—

Interest expense	52		66

Interest income	(12)		(10)

Earnings before income taxes	511		331

Income taxes	199		129

Net earnings	$312		$202

Weighted average number of shares – basic	898,081,575		888,814,002

Weighted average number of shares – diluted	996,326,642		979,608,262

Earnings per share – basic	$0.35		$0.23

Earnings per share – diluted	$0.32		$0.22

Cash dividends paid per share	$0.02	(a)	$0.02	(b)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2003 but paid in first quarter of fiscal 2004.
(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2002 but paid in first quarter of fiscal 2003.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
(In millions)	May 1, 2004	May 3, 2003
Cash Flows from Operating Activities:
Net earnings	$312	$202
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	154	171
Loss on disposal of property and equipment and other non-cash items affecting net earnings	2	6
Deferred income taxes	(5)	(4)
Tax benefit from exercise of stock options and vesting of restricted stock	6	7
Changes in operating assets and liabilities:
Merchandise inventory	(120)	(58)
Other assets	(47)	(44)
Accounts payable	(98)	(232)
Accrued expenses and other current liabilities	(5)	(98)
Income taxes payable	(75)	16
Lease incentives and other liabilities	50	5

Net cash provided by (used for) operating activities	174	(29)

Cash Flows from Investing Activities:
Purchase of property and equipment	(44)	(56)
Proceeds from sale of property & equipment	—	1
Purchase of short term investments	(529)	(20)
Maturities of short term investments	693	313
Net change in lease rights and other assets	2	6

Net cash provided by investing activities	122	244

Cash Flows from Financing Activities:
Payments of long-term debt	(170)	(500)
Restricted cash	(10)	1
Issuance of common stock	29	24
Cash dividends paid	(20)	(20)

Net cash used for financing activities	(171)	(495)

Effect of exchange rate fluctuations on cash	(14)	3

Net increase (decrease) in cash and equivalents	111	(277)

Cash and equivalents at beginning of period	2,261	3,027

Cash and equivalents at end of period	$2,372	$2,750

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 1, 2004 and May 3, 2003 and the interim condensed consolidated statements of operations and cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003 have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at May 1, 2004 and May 3, 2003 and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 31, 2004.

Certain amounts from the prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net earnings as previously reported.

The results of operations for the thirteen weeks ended May 1, 2004 are not necessarily indicative of the operating results that may be expected for the year ending January 29, 2005.

2. NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board published a revision to Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (hereafter referred to as “FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on our operating results or financial position as we do not have any variable interest entities.

3. STOCK-BASED AWARDS

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statements of operations. Restricted stock and discounted stock option awards, which are granted at less than fair market value, result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders’ equity and is amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method.

Based on the additional disclosure requirements under Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure of Amendment of FASB Statement No. 123” and Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the following table illustrates the effect of net earnings and earnings per share had we adopted the fair value recognition provisions of SFAS 123.

(In millions)	13 Weeks Ended May 1, 2004	13 Weeks Ended May 3, 2003
Net earnings
As reported	$312	$202
Add: Stock-based employee compensation expense included in reported net earnings, net of tax related effects	1	1
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(17)	(10)

Pro forma net earnings	$296	$193

Earnings per share:
As reported-basic	$0.35	$0.23
Pro forma-basic	0.33	0.22
As reported-diluted	0.32	0.22
Pro forma-diluted	0.30	0.21

4. COMPREHENSIVE EARNINGS

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive earnings. Comprehensive earnings include net earnings as currently reported under generally accepted accounting principles, and other comprehensive earnings. Other comprehensive earnings consider the effect of additional economic events that are not required to be recorded in determining net earnings but rather are reported as a separate component of shareholders’ equity. Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings for the thirteen weeks ended May 1, 2004 and May 3, 2003 were as follows:

(In millions)	13 Weeks Ended May 1, 2004	13 Weeks Ended May 3, 2003
Net earnings	$312	$202
Adjustments for foreign currency translation	(21)	2
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	11	(6)

Comprehensive earnings	$302	$198

5. DEBT AND OTHER CREDIT ARRANGEMENTS

As of May 1, 2004, we had $696 million in trade letters of credit issued under letter of credit agreements. There were no drawings under our $750 million secured revolving credit facility.

During the first quarter of fiscal 2004, we repurchased an aggregate of $47 million in principal amount of our outstanding 9.90 percent per annum bond payable, $49 million in principal amount of our outstanding 6.90 percent per annum bond payable and $74 million in principal amount of our outstanding 10.55 percent per annum bond payable. Although the bond repurchases are net present value positive, we incurred $30 million in market premiums and related fees to retire the bonds, which is included in loss on early retirement of debt in our condensed consolidated statements of operations.

6. EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options and unvested shares of restricted stock, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels calculated using the if-converted method. The following summarizes the incremental shares from the potentially dilutive securities:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net earnings – basic (in millions)	312	202
Net earnings – diluted (in millions)	324	215

Weighted-average number of shares – basic (in thousands)	898,082	888,814

Incremental shares resulting from:
Stock options	12,637	5,186
Senior convertible notes	85,608	85,608

Weighted-average number of shares – diluted (in thousands)	996,327	979,608

Earnings per share – basic	$0.35	$0.23
Earnings per share – diluted	$0.32	$0.22

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 30,080,033 and 37,938,095 shares of common stock and 0 and 3,750 shares of unvested restricted stock during the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

7. OTHER OPERATING CHARGES

The following table provides the liability balances for actions previously taken associated with our cost containment efforts and downsizing of our headquarter facilities in our San Francisco and San Bruno campuses.

(In millions)	Sublease Loss Reserve
Balance at January 31, 2004	$102
Additional provision	—
Cash payments	(2)

Balance at May 1, 2004	$100

Our sublease loss charges primarily relate to the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances.

Remaining cash expenditures associated with the sublease loss reserve are expected to be paid over the remaining various lease terms through 2017. Based on our current assumptions as of May 1, 2004, we expect the sublease of our excess facilities to result in a total cash outlay of approximately $236 million for future rent expense. Our accrued liability related to the sublease loss charges of $100 million at May 1, 2004, was net of approximately $111 million of estimated sublease income to be generated from sublease contracts, which have not yet been identified. Our ability to generate this amount of sublease income is highly dependent upon economic conditions and commercial real estate market conditions in the San Francisco Bay Area market at the time we negotiate sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these facilities, estimates are subject to change and may require additional adjustments as conditions and facts change. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to further reduce our estimated future sublease income and, accordingly, incur a charge to increase our estimated accrued liability.

8. COMMITMENTS AND CONTINGENCIES

We have applied the measurement and disclosure provisions of FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” to our agreements that contain guarantee and indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. As of May 1, 2004, we did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

However, we are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined.

Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $90 million, of which $31 million has been already cash collateralized.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse case developments, settlements or resolutions may occur and negatively impact earnings in the quarter of such case development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results from operations, liquidity or financial position taken as a whole.

Deloitte & Touche LLP

50 Fremont Street

San Francisco, California 94105-2230

Tel: (415) 783-4000

Fax: (415) 783-4329

www.deloitte.com

Deloitte

& Touche

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Gap, Inc.

San Francisco, California

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of May 1, 2004 and May 3, 2003, and the related condensed consolidated statements of operations for the thirteen week periods ended May 1, 2004 and May 3, 2003, and the condensed consolidated statements of cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

San Francisco, California

May 27, 2004

THE GAP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information made available below and elsewhere in this quarterly report on Form 10-Q contains certain forward-looking statements that reflect the current view of The Gap, Inc. (the “company”, “we” and “our”) with respect to future events and financial performance. Wherever used, the words “estimate,” “expect,” “plan,” “anticipate,” “believe,” “may” and similar expressions identify forward-looking statements.

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

We suggest that this document is read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Overview

As of the end of the first quarter of fiscal 2004, as we continue to build upon our strong fiscal 2003 performance, we have delivered 19 consecutive months of positive comparable store sales and 7 consecutive quarters of year-over-year earnings growth. We continue to execute well against our strategic priorities of driving quality earnings by improving margins, improving our inventory turns, flowing our earnings through to strong cash flow and increasing our returns on capital by optimizing the productivity of our store fleet through selective closures and repositioning.

Key to our continued improvement was improved traffic trends, higher average unit retail sales and disciplined inventory management as customers responded positively to our Spring product assortments. This product acceptance, coupled with disciplined inventory management and improved traffic, has supported strong earnings growth through significantly higher gross margin.

Consistent with our goal to return our credit ratings to investment grade, we continued to pay down our debt. During the first quarter of fiscal 2004 we repurchased $170 million in debt prior to maturity, which reduced our total outstanding debt to $2.6 billion. As a reflection of our improved operating performance and financial position, on May 18, 2004, Moody’s Investors Service upgraded our senior unsecured debt ratings one level to Ba2 with a positive outlook.

In summary, we are very pleased with our performance during the first quarter of fiscal 2004. We continue to execute against the strategies that have proven successful. Our first quarter results are evidence of the progress we continue to make. We will continue to pursue near term opportunities and build the teams and infrastructure that will drive the future growth of our company.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net sales (In millions)	$3,668	$3,353

Total net sales increase percentage	9%	16%

Comparable store sales increase percentage	7%	12%

Net sales per average square foot	$97	$87

Square footage of store space – at end of period (In millions)	36.5	37.2

Number of Store Locations(1):
Beginning of Year	3,022	3,117
New store locations	14	7
Closed store locations	(20)	(19)
End of Period	3,016	3,105

(1)	Expanded stores do not change store count

A store is included in comparable store sales (“Comp”) when it has been open at least one year and it has not been expanded or remodeled by more than 15 percent or permanently relocated within that year. Therefore, a store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has been expanded or remodeled by 15 percent or more are excluded from Comp until the first day they have comparable prior year sales.

A store is considered non-comparable (“Non-comp”) when, in general, the store had no comparable prior year sales. For example, a new store, or a store that has been expanded by more than 15 percent or permanently relocated within the last year. Non-store sales such as online operations are also considered Non-comp.

Net sales for the first quarter of fiscal 2004 increased $315 million compared to the same period last year. This increase is due to an increase in our comparable store sales of $231 million and an increase in our non-comparable store sales of $84 million.

Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact on our results. The impact of changes in foreign currency exchange rates during 2004 positively affected the translation of foreign currency sales into U.S. dollars. For year-to-date 2004, currency fluctuations accounted for $59 million of the increase in net sales.

Comparable store sales by division for the first quarter were as follows:

Old Navy reported a positive 9 percent versus a positive 16 percent last year

Gap U.S. reported a positive 5 percent versus a positive 12 percent last year

Gap International reported a negative 5 percent versus a positive 13 percent last year

Banana Republic reported a positive 21 percent versus a positive 1 percent last year

Total sales by division for the first quarter were as follows:

Old Navy reported $1.5 billion versus $1.4 billion last year

Gap U.S. reported $1.2 billion versus $1.2 billion last year

Gap International reported $437 million versus $412 million last year

Banana Republic reported $503 million versus $411 million last year

The increase in our comparable store sales was driven by improvement in our traffic comps at Banana Republic, Old Navy and Gap U.S. and increased units per transaction across all divisions. Strong product acceptance and disciplined inventory management drove higher average unit retail sales, primarily at Banana Republic and Gap U.S.

With regards to the weak International division performance, weakness in Spring product acceptance was the driver. We’ll continue to study local market preferences and are working to better balance product assortments to be more market appropriate throughout the year. In addition, we are starting to add design talent for the International division.

The increase in net sales per average square foot for the first quarter was attributable to positive comparable store sales.

Store count and square footage at quarter end for fiscal 2004 was as follows:

	Beginning Q1 2004	Opened QTD 2004	Closed QTD 2004	Total at End of Quarter	Ending Period Square Footage (In millions)
Gap U.S.
Gap Brand	1,249	1	(14)	1,236	11.2
Gap Outlet	140	—	—	140	1.4

	1,389	1	(14)	1,376	12.6

Gap (International)
United Kingdom	133	—	(2)	131	1.2
United Kingdom Outlet	7	—	—	7	0.1
Canada	102	—	(1)	101	1.0
Canada Outlet	2	—	—	2	—
France	35	—	—	35	0.3
Japan	67	4	—	71	0.8
Japan Outlet	2	—	—	2	—
Germany	10	—	—	10	0.1

	358	4	(3)	359	3.5

Banana Republic
Banana Republic U.S.	376	3	—	379	3.2
Banana Republic Canada	16	—	—	16	0.1
Banana Republic Outlet	43	—	—	43	0.4

	435	3	—	438	3.7

Old Navy
Old Navy U.S.	765	6	(3)	768	15.4
Old Navy Canada	33	—	—	33	0.7
Old Navy Outlet	42	—	—	42	0.6

	840	6	(3)	843	16.7

Total	3,022	14	(20)	3,016	36.5

Cost of Goods Sold and Occupancy Expenses

Cost of goods and occupancy expenses include the cost of merchandise, buying and rent, occupancy and depreciation for our distribution centers and stores.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 4.9 percentage points from 61.9 percent to 57.0 percent in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Cost of goods sold and occupancy expenses increased $13 million in the first quarter of fiscal 2004 to $2,089 compared to $2,076 million in the first quarter of fiscal 2003. The decrease in cost of goods sold and occupancy expenses as a percentage of net sales in the first quarter of fiscal 2004 was driven by higher merchandise margins of 3.2 percentage points and by lower occupancy expenses as a percentage of net sales of 1.7 percentage points.

Merchandise margins increased 3.2 percentage points in the first quarter of fiscal 2004 compared to the same period in fiscal 2003 as a result of improved product acceptance and focused assortments that drove improved regular margins, higher markdown margins and increased regular price selling.

The decrease in occupancy expenses as a percentage of net sales for the first quarter of fiscal 2004 compared to the same period in fiscal 2003 came from leveraging of rent, occupancy, and depreciation expenses as a result of our improved sales performance.

Operating Expenses

Operating expenses as a percentage of net sales increased 0.7 percentage points from 26.5 percent to 27.2 percent in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Operating expenses increased $108 million in the first quarter of fiscal 2004 to $998 million compared to $890 million in the first quarter of fiscal 2003. This increase was primarily driven by increased advertising expenses as Old Navy increased their advertising circular frequency and Hispanic advertising and Gap U.S had additional TV media advertising, compared to the same period in fiscal 2003. The increase in advertising was partially offset by our improved store payroll efficiency.

With regard to the first half of fiscal 2004, we expect operating expense dollars to increase about 15 percent compared to the same period in the prior year. For the full year fiscal 2004, we expect total operating expense dollars to increase by 9 percent to 10 percent compared to fiscal 2003.

Loss on Early Retirement of Debt

Loss on early retirement of debt as a percentage of net sales was 0.8 percent or $30 million in the first quarter of fiscal 2004. In support of our ongoing goal to return to an investment grade credit rating, we reduced our outstanding debt by $170 million by repurchasing domestic debt. Although the bond repurchases are net present value positive, we incurred $30 million market premiums and related fees to retire the bonds, which is included in loss on early retirement of debt in our condensed consolidated statements of operations.

Interest Expense

Interest expense decreased $14 million in the first quarter of fiscal 2004 to $52 million compared to $66 million in the first quarter of fiscal 2003. The decrease in interest expense in the first quarter of fiscal 2004 compared to the same period in fiscal 2003 was primarily due to interest savings from the maturity of $500 million 5.625% note payable in May 2003, and our debt repurchases during the fourth quarter of fiscal 2003 as well as interest savings as a result of refinancing our $1.4 billion secured credit facility in June 2003 with a $750 million secured revolving credit facility and $1.2 billion letter of credit agreements.

For full year fiscal 2004, we expect interest expense to be about $200 million, about $50 million for each of the remaining quarters in fiscal 2004.

Interest Income

Interest income increased $2 million in the first quarter of fiscal 2004 to $12 million compared to $10 million in the first quarter of fiscal 2003. The increase in interest income in the first quarter of fiscal 2004 compared to the same period in fiscal 2003 was primarily due to increases in average cash available for investment as a result of improved cash flow from operations.

Income Taxes

The effective tax rate was 39.0 percent for the first quarter of fiscal 2004 and 2003. We currently expect the fiscal 2004 effective tax rate to be within a range of 38.5 percent to 39.5 percent. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations and the overall level of earnings.

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	Thirteen Weeks Ended
($ In millions)	May 1, 2004	May 3, 2003
Working capital	$4,527	$3,332
Current ratio	3.00:1	2.74:1

We ended the first quarter of fiscal 2004 with $4.6 billion in cash and equivalents, short-term investments and restricted cash, of which $1.4 billion was restricted and $909 million was held in short-term investments. Our total outstanding debt was $2.6 billion. We believe the combination of cash on hand and cash from operations will provide adequate liquidity for business operations, capital expenditures, debt reduction, dividend payments and growth opportunities. At May 1, 2004, our working capital and current ratio calculation included the $1.4 billion of restricted cash.

Cash Flows from Operating Activities

Net cash provided by operating activities for the first quarter of fiscal 2004 increased $203 million compared with the same period in the prior year. Net earnings improvement of $110 million, as well as efficient management of working capital in the first quarter of fiscal 2004, contributed to this increased cash flow compared with the same period in the prior year.

Our inventory balance at May 1, 2004, was $1.8 billion, a decrease from May 3, 2003 of $295 million. Inventory per square foot was $48, or $7 per square foot lower than the same period in the prior year. Inventory management remains an area of focus as we continue to execute against our strategies to optimize inventory productivity and more effectively manage slower turning inventory while maintaining appropriate in-store merchandise levels to support sales growth.

We fund inventory expenditures during normal and peak periods through cash flow from operations. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities

Net cash provided by investing activities for the first quarter of fiscal 2004, decreased $122 million compared with the same period in the prior year. The net change in the purchase and maturities of short-term investments of $129 million contributed to this decrease compared with the same period in the prior year.

For the first quarter of fiscal 2004 our net square footage is flat compared to year-end fiscal 2003. In the first quarter of fiscal 2004, capital expenditures totaled approximately $44 million. The majority of these expenditures were used for 14 new store locations, store remodels and information technology.

For full year fiscal 2004, we continue to expect capital expenditures to be about $500 million. We expect to fund these capital expenditures with cash flows from operations. Also, we anticipate full year fiscal 2004 depreciation and amortization expense to be $600 million to $625 million. We continue to expect net square footage to remain flat for the full year fiscal 2004.

Cash Flows from Financing Activities

Net cash used for financing activities for the first quarter of fiscal 2004, decreased $324 million compared with the same period in the prior year. In the first quarter of fiscal 2004 we repurchased $170 million of domestic notes. In the first quarter of fiscal 2003, we repaid a maturing $500 million two-year bond.

Credit Facility

As of May 1, 2004, we had $696 million in trade letters of credit issued under letter of credit agreements. There were no drawings under our $750 million secured revolving credit facility.

Other Debt Information

On May 18, 2004, Moody’s Investors Service (“Moody’s”) upgraded our senior unsecured credit rating to Ba2 from Ba3 and the senior implied rating to Ba1 from Ba2. As a result of the current upgrade by Moody’s, the interest rate payable by us on the 2005 notes will decrease by 25 basis points to 9.65 percent per annum and the interest rate payable by us on the 2008 notes will decrease by 25 basis points to 10.30 percent per annum as of the next coupon payment date on June 15, 2004.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We also have standby letters of credit, surety bonds and bank guarantees outstanding at May 1, 2004, amounting to $82 million, $27 million and $6 million, respectively.

Rent expense for all operating leases was $249 million and $246 million, for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $90 million, of which $31 million has been already cash collateralized.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no changes to the policies as discussed in our Annual Report on Form 10-K for the year ended January 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board published a revision to Financial Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (hereafter referred to as “FIN 46R”) to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. Under the new guidance, there are new effective dates for companies that have interests in structures that are commonly referred to as special-purpose entities. The rules are effective in financial statements for periods ending after March 15, 2004. FIN 46R did not have any impact on our operating results or financial position as we do not have any variable interest entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange fluctuations for certain inter-company loans, balances and subsidiary investments denominated in currencies other than the functional currency of the entity holding or issuing the inter-company loan, balance and investment. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure to our counter-parties. At May 1, 2004, we had forward contracts maturing at various dates through January 2005 to buy and sell the equivalent of approximately $555 million in foreign currencies at contracted rates.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

The outstanding mark-to-market net liability for all derivatives reflected in the Condensed Consolidated Balance Sheet as of May 1, 2004, was $30.4 million.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on our outstanding notes due December 2005 and December 2008, which are subject to change based on our long-term senior secured credit ratings. The interest rates earned on our cash and equivalents could fluctuate in line with short-term interest rates.

Our market risk profile as of May 1, 2004 has not significantly changed since January 31, 2004. Our market risk profile on January 31, 2004 is disclosed in our 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of May 1, 2004. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse case developments, settlements or resolutions may occur and negatively impact earnings in the quarter of case development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results from operations, liquidity or financial position taken as a whole.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

(3)	Amended and Restated Bylaws of the company effective as of May 12, 2004.

(10.1)	Form of Nonqualified Stock Option Agreement for Paul Pressler under the company’s 1996 Stock Option and Award Plan.

(10.2)	Executive Management Incentive Cash Award Plan (March 23, 2004 Amendment and Restatement) filed as Appendix B to the company’s definitive proxy statement for its annual meeting of the stockholders held on May 12, 2004, Commission File No. 1-7562.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on 8-K

We filed the following reports on Form 8-K during the quarter ended May 1, 2004:

1.	Form 8-K, dated February 5, 2004, regarding the announcement of our sales for the month and quarter ended January 31, 2004, filed with the SEC on February 5, 2004;

2.	Form 8-K, dated February 26, 2004, regarding the announcement of our earnings for the quarter and year ended January 31, 2004, filed with the SEC on February 26, 2004;

3.	Form 8-K, dated March 4, 2004, regarding the announcement of our sales for the month ended February 28, 2004, filed with the SEC on March 4, 2004;

4.	Form 8-K, dated March 23, 2004, regarding the announcement that the Board of Directors elected Jorge P. Montoya to serve as a director of the company, filed with the SEC on March 23, 2004; and

5.	Form 8-K, dated April 8, 2004, regarding the announcement of our sales for the month ended April 3, 2004, filed with the SEC on April 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: May 27, 2004	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: May 27, 2004	By	/s/ BYRON POLLITT
Byron Pollitt
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

(3)	Amended and Restated Bylaws of the company effective as of May 12, 2004.

(10.1)	Form of Nonqualified Stock Option Agreement for Paul Pressler under the company’s 1996 Stock Option and Award Plan.

(10.2)	Executive Management Incentive Cash Award Plan (March 23, 2004 Amendment and Restatement) filed as Appendix B to the company’s definitive proxy statement for its annual meeting of the stockholders held on May 12, 2004, Commission File No. 1-7562.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.