Form 10-Q
period 2004-07-31
GAP INC
filed 2004-09-03
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004 or

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

Common Stock, $0.05 par value, 903,758,820 shares as of August 31, 2004

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions except share and par value)	July 31, 2004	January 31, 2004	August 2, 2003
ASSETS
Current Assets:
Cash and equivalents	$2,498	$2,261	$1,803
Short-term investments	484	1,073	30
Restricted cash	1,362	1,351	1,311

Cash and equivalents, short-term investments and restricted cash	4,344	4,685	3,144
Merchandise inventory	2,087	1,704	2,274
Prepaid income taxes	146	20	—
Other current assets	321	300	315

Total current assets	6,898	6,709	5,733

Property and equipment, net of accumulated depreciation of $3,799, $3,611, and $3,357	3,188	3,368	3,510
Other assets	269	286	428

Total assets	$10,355	$10,363	$9,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:

Current maturities of long-term debt	$272	$283	$—
Accounts payable	1,240	1,178	1,174
Accrued expenses and other current liabilities	824	872	823
Income taxes payable	31	179	77

Total current liabilities	2,367	2,512	2,074

Long-Term Liabilities:
Long-term debt	635	1,107	1,528
Senior convertible notes	1,380	1,380	1,380
Lease incentives and other liabilities	613	581	582

Total long-term liabilities	2,628	3,068	3,490

Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 981,783,953, 976,154,229 and 972,649,720 shares; Outstanding 903,627,095, 897,202,485 and 892,796,992 shares	49	49	49
Additional paid-in capital	835	732	692
Retained earnings	6,706	6,241	5,661
Accumulated other comprehensive earnings (loss)	30	31	(9)
Deferred compensation	(11)	(9)	(11)
Treasury stock, at cost	(2,249)	(2,261)	(2,275)

Total shareholders’ equity	5,360	4,783	4,107

Total liabilities and shareholders’ equity	$10,355	$10,363	$9,671

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended				Twenty-six Weeks Ended
(In millions except share and per share amounts)	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
Net Sales	$3,721		$3,685		$7,388		$7,038
Costs and expenses
Cost of goods sold and occupancy expenses	2,290		2,359		4,379		4,435
Operating expenses	1,016		930		2,014		1,819
Loss on early retirement of debt	65		—		95		—
Interest expense	44		62		96		128
Interest income	(12)		(9)		(25)		(19)

Earnings before income taxes	318		343		829		675
Income Taxes	124		134		323		263

Net earnings	$194		$209		$506		$412

Weighted average number of shares - basic	901,982,212		891,701,717		900,031,893		890,257,859
Weighted average number of shares - diluted	1,002,743,050		987,514,041		999,678,960		983,614,652
Earnings per share - basic	$0.22		$0.23		$0.56		$0.46
Earnings per share – diluted	$0.21		$0.22		$0.53		$0.44
Cash dividends paid per share	$0.02	(a)	$0.02	(d)	$0.04	(a) (b)	$0.04	(c) (d)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2004 but paid in second quarter of fiscal 2004.
(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2003 but paid in first quarter of fiscal 2004.
(c)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2002 but paid in first quarter of fiscal 2003.
(d)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2003 but paid in second quarter of fiscal 2003.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
(In millions)	July 31, 2004	August 2, 2003
Cash Flows from Operating Activities:
Net earnings	$506	$412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	302	344
Loss on disposal of property and equipment and other non-cash items affecting net earnings	10	13
Tax benefit from exercise of stock options and vesting of restricted stock	18	11
Deferred income taxes	(14)	(29)
Changes in operating assets and liabilities:
Merchandise inventory	(387)	(219)
Other assets	(17)	(40)
Accounts payable	57	14
Accrued expenses and other current liabilities	(27)	(47)
Income taxes payable	(271)	(116)
Lease incentives and other liabilities	78	3

Net cash provided by operating activities	255	346

Cash Flows from Investing Activities:
Purchase of property and equipment	(156)	(110)
Proceeds from sale of property & equipment	—	1
Purchase of short term investments	(736)	(50)
Maturities of short term investments	1,324	333
Net change in lease rights and other assets	(9)	3

Net cash provided by investing activities	423	177

Cash Flows from Financing Activities:
Payments of long-term debt	(473)	(500)
Restricted cash	(10)	(1,263)
Issuance of common stock	93	54
Cash dividends paid	(40)	(40)

Net cash used for financing activities	(430)	(1,749)

Effect of exchange rate fluctuations on cash	(11)	2

Net increase (decrease) in cash and equivalents	237	(1,224)

Cash and equivalents at beginning of period	2,261	3,027

Cash and equivalents at end of period	$2,498	$1,803

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 31, 2004 and August 2, 2003, the interim condensed consolidated statements of operations for each of the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003 have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at July 31, 2004 and August 2, 2003 and for all periods presented.

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending January 29, 2005.

2. NEW ACCOUNTING PRONOUNCEMENT

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

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure of Amendment of FASB Statement No. 123” and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) requires the disclosure of proforma net earnings per share as if we had adopted the fair value method. Under SFAS 123, the fair value of stock based compensation is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values. The following table illustrates the effect on net earnings and earnings per share had we applied the fair value recognition provisions of SFAS 123.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net earnings
As reported	$194	$209	$506	$412
Add: Stock-based employee compensation expense included in reported net earnings, net of tax related effects	1	—	2	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(22)	(12)	(39)	(22)

Pro forma net earnings	$173	$197	$469	$390

Earnings per share:
As reported-basic	$0.22	$0.23	$0.56	$0.46
Pro forma-basic	0.19	0.22	0.52	0.44
As reported-diluted	0.21	0.22	0.53	0.44
Pro forma-diluted	0.18	0.21	0.49	0.42

4. COMPREHENSIVE EARNINGS

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive earnings. Comprehensive earnings include net earnings as currently reported under generally accepted accounting principles, and other comprehensive earnings. Other comprehensive earnings consider the effect of additional economic events that are not required to be recorded in determining net earnings but rather are reported as a separate component of shareholders’ equity. Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 were as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(In millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net earnings	$194	$209	$506	$412
Adjustments for foreign currency translation	9	1	(12)	3
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	(10)	2	1	(3)

Comprehensive earnings	$193	$212	$495	$412

5. DEBT AND OTHER CREDIT ARRANGEMENTS

As of July 31, 2004, we had $907 million in trade letters of credit issued under letter of credit agreements. There were no drawings under our $750 million secured revolving credit facility.

In line with our objective of reducing long-term debt, during the first half of fiscal 2004, we repurchased an aggregate of $58 million in principal amount of our bonds due 2005, $91 million in principal amount of our bonds due 2007 and $324 million in principal amount of our bonds due 2008. Therefore, for the twenty-six weeks ended July 31, 2004, we reduced total debt by $473 million. Although the bond repurchases are net present value positive, we incurred $95 million in losses on early retirement of debt due to premiums paid.

On August 30, 2004, we replaced our existing $750 million three-year secured revolving credit facility scheduled to expire in June 2006 with a new $750 million five-year unsecured revolving credit facility. See Note 9 for further discussion.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net earnings-basic (in millions)	$194	$209	$506	$412
Net earnings-diluted (in millions)	$206	$217	$530	$433

Weighted-average number of shares-basic (in thousands)	901,982	891,702	900,032	890,258

Incremental shares resulting from:
Stock options	15,153	10,204	14,039	7,749
Senior convertible notes	85,608	85,608	85,608	85,608

Weighted-average number of shares-diluted (in thousands)	1,002,743	987,514	999,679	983,615

Earnings per share-basic	$0.22	$0.23	$0.56	$0.46
Earnings per share-diluted	$0.21	$0.22	$0.53	$0.44

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 13,306,065 and 20,011,302 anti-dilutive shares of common stock and 0 shares of unvested restricted stock during the thirteen and twenty-six weeks ended July 31, 2004, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 30,952,453 and 33,763,782 anti-dilutive shares of common stock and 659 and 2,205 anti-dilutive shares of unvested restricted stock during the thirteen and twenty-six weeks ended August 2, 2003, respectively.

7. OTHER OPERATING CHARGES

The following table provides the liability balances for actions previously taken associated with our cost containment efforts and downsizing of our headquarter facilities primarily in our San Francisco and San Bruno campuses.

(In millions)	Sublease Loss Reserve		Sublease Loss Reserve
Balance at January 31, 2004	$105	Balance at February 1, 2002	$115
Cash payments	(12)	Cash payments	(11)

Balance at July 31, 2004	$93	Balance at August 2, 2003	$104

Our sublease loss charges primarily relate to the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances.

Remaining cash expenditures associated with the sublease loss reserve are expected to be paid over the remaining various lease terms through 2017. Based on our current assumptions as of July 31, 2004, we expect the sublease of our excess facilities to result in a total cash outlay of approximately $225 million for future rent expense. Our accrued liability related to the sublease loss charges of $93 million at July 31, 2004, was net of approximately $111 million of estimated sublease income to be generated from sublease contracts, which have not yet been identified. Our ability to generate this amount of sublease income is highly dependent upon economic conditions and commercial real estate market conditions in the San Francisco Bay Area market at the time we negotiate sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these facilities, estimates are subject to change and may require additional adjustments as conditions and facts change. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to further reduce our estimated future sublease income and, accordingly, incur a charge to increase our estimated accrued liability.

8. COMMITMENTS AND CONTINGENCIES

We have applied the measurement and disclosure provisions of FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” to our agreements that contain guarantee and indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. As of July 31, 2004, we did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $90 million, of which $27 million has been already cash collateralized.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and negatively impact earnings in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.

9. SUBSEQUENT EVENTS

On August 30, 2004, we repaid all amounts outstanding and terminated all commitments under our $750 million three-year secured revolving credit facility scheduled to expire in June 2006 (the “old Facility”) and replaced the old Facility with a new $750 million five-year unsecured revolving credit facility scheduled to expire in August 2009 (the “new Facility”). The new Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit and standby letters of credit. The drawn cost and fees related to the new Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. In addition, on August 30, 2004, we executed amendments to our four letter of credit agreements, which provide an aggregate $1.2 billion in letter of credit issuing capacity. The letter of credit agreements are scheduled to expire in June 2006 and are secured, in the aggregate, by approximately $1.24 billion in cash, which is included in restricted cash on our Consolidated Balance Sheets.

Unlike the old Facility, the new Facility does not contain any restrictions on share repurchases, dividend increases, and debt repurchases. The new Facility contains financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios - a fixed charge coverage ratio and a leverage ratio. The letter of credit agreements contain a fixed charge coverage ratio, which is more lenient than the ratio in the new Facility.

Deloitte.	Deloitte & Touche LLP
50 Fremont Street San Francisco, CA 94105-2230 USA Tel: +1 415 783 4000 Fax: +1 415 783 4329 www. deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Gap, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries as of July 31, 2004 and August 2, 2003, and the related condensed consolidated statements of operations for each of the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

September 2, 2004

Member of

Deloitte Touche Tohmatsu

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

Overview

We continue to execute against our strategic priorities of driving earnings by improving margins year over year, improving our inventory turns, flowing our earnings through to cash flow and increasing our returns on capital by optimizing the productivity of our store fleet through selective closures and repositioning.

Following a strong start in May, business in June and July was challenging, with traffic trends softening and monthly results disappointing. Our strategic decision to reduce overall promotional and markdown activity partially contributed to the deterioration of traffic during the quarter. Although comparable store sales were flat for the quarter, we continue to improve regular price selling and markdown margins through disciplined inventory management. The improvement in merchandise margins, coupled with disciplined inventory management, and leverage in rent, occupancy, and depreciation expense has supported higher gross margins.

Consistent with our goal to reduce our long-term debt and return our credit ratings to investment grade, we continued to strengthen our balance sheet through early debt repurchase. During the second quarter of fiscal 2004 we repurchased $303 million in debt prior to maturity, which reduced our total outstanding debt to $2.3 billion. As a reflection of our improved operating performance and financial position, on May 18, 2004, Moody’s Investors Service upgraded our senior unsecured debt ratings one level to Ba2 and our senior implied rating to Ba1 with a positive outlook, and Standard and Poor’s raised their outlook on our debt rating from stable to positive on July 1, 2004. As a result of the recent upgrade by Moody’s, the interest rate payable by us on the 2005 notes decreased by 25 basis points to 9.65 percent per annum, and the interest rate payable by us on the 2008 notes decreased by 25 basis points to 10.30 percent per annum as of June 15, 2004.

In summary, although comparable store sales were flat for the quarter, our operational focus sustained healthy bottom-line performance for second quarter, and we continued to strengthen our balance sheet through early debt repurchase. We remain confident in our long-term strategies. Our second quarter results are evidence of the progress we continue to make. We will continue to pursue near term opportunities and build the teams and infrastructure that we expect will drive the future growth of our company.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales (In millions)	$3,721	$3,685	$7,388	$7,038

Total net sales increase percentage	1%	13%	5%	14%

Comparable store sales increase percentage	0%	10%	3%	11%

Net sales per average square foot	$99	$97	$196	$184

Square footage of store space – at end of period (In millions)			36	37

Number of Store Locations(1):
Beginning of Period	3,016	3,105	3,022	3,117
New store locations	27	10	41	17
Closed store locations	(44)	(20)	(64)	(39)
End of Period	2,999	3,095	2,999	3,095

(1)	Expanded stores do not change store count

A store is included in comparable store sales (“Comp”) when it has been open at least one year and has not been expanded or remodeled by more than 15 percent or permanently relocated within that year. Therefore, a store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has been expanded or remodeled by 15 percent or more are excluded from Comp until the first day they have comparable prior year sales.

A store is considered non-comparable (“Non-comp”) when, in general, the store had no comparable prior year sales. For example, a new store, or a store that has been expanded by more than 15 percent or permanently relocated within the last year. Non-store sales such as from online operations are also considered Non-comp.

Net sales for the second quarter of fiscal 2004 increased $36 million compared to the same period last year. This increase is due to a decrease in our comparable store sales of $10 million and an increase in our non-comparable store sales of $46 million.

Net sales for year-to-date fiscal 2004 increased $350 million compared with the same period last year. Comparable store sales increased $221 million and non-comparable store sales increased $129 million.

Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact on our results. The impact of changes in foreign currency exchange rates during 2004 positively affected the translation of foreign currency sales into U.S. dollars. For year-to-date 2004, currency fluctuations accounted for $92 million of the increase in net sales.

Comparable store sales by division for the second quarter were as follows:

Old Navy reported flat versus a positive 11 percent last year

Gap U.S. reported a positive 2 percent versus a positive 9 percent last year

Gap International reported a negative 10 percent versus a positive 13 percent last year

Banana Republic reported a positive 4 percent versus a positive 5 percent last year

Total sales by division for the second quarter were as follows:

Old Navy reported $1.6 billion versus $1.5 billion last year

Gap U.S. reported $1.2 billion versus $1.2 billion last year

Gap International reported $445 million versus $468 million last year

Banana Republic reported $528 million versus $497 million last year

Comparable store sales by division for year-to-date were as follows:

Old Navy reported a positive 4 percent versus a positive 13 percent last year

Gap U.S. reported a positive 3 percent versus a positive 11 percent last year

Gap International reported a negative 7 percent versus a positive 13 percent last year

Banana Republic reported a positive 12 percent versus a positive 3 percent last year

Total sales by division for year-to-date were as follows:

Old Navy reported $3.1 billion versus $2.9 billion last year

Gap U.S. reported $2.4 billion versus $2.4 billion last year

Gap International reported $882 million versus $879 million last year

Banana Republic reported $1.0 billion versus $907 million last year

The increase in second quarter sales was driven by strong performance in May, offset by challenges in June and July as a result of our strategic decision to reduce overall promotional and markdown activity, which partially contributed to a weakness in traffic.

The increase in our year-to-date sales was primarily due to an increase in regular price selling and higher markdown margins compared with the same period last year. The increase during the first half of fiscal year 2004 in our comparable store sales was driven by improvement in our traffic comps at Banana Republic and Old Navy and increased units per transaction for the total company. Strong product acceptance during the first quarter of fiscal 2004 and disciplined inventory management during the first half of fiscal 2004 drove higher average unit retail sales, primarily at Banana Republic and Gap U.S.

With regard to weak International division performance, we will continue to study local market preferences and are working to better balance product assortments to be more market appropriate throughout the year. In addition, we continue to add design talent for the International division and will be placing some merchants local in country. As we are still in the building phase with these teams, it will take time before any positive financial impact will be visible.

The increase in net sales per average square foot for the first half of fiscal 2004 was attributable to positive comparable store sales.

Store count and square footage for the twenty-six weeks ended July 31, 2004 was as follows:

	January 31, 2004 Total Store Count	Opened	Closed	July 31, 2004 Total Store Count	July 31, 2004 Total Square Footage
Gap U.S.
Gap Brand	1,249	1	(38)	1,212	11,084,566
Gap Outlet	140	2	(2)	140	1,373,960

	1,389	3	(40)	1,352	12,458,526

Gap (International)
United Kingdom	133	—	(4)	129	1,205,712
United Kingdom Outlet	7	—	(1)	6	57,090
Canada	102	—	(1)	101	964,295
Canada Outlet	2	—	—	2	24,806
France	35	—	—	35	288,668
Japan	67	5	—	72	771,849
Japan Outlet	2	—	—	2	35,474
Germany	10	—	(10)	—	—

	358	5	(16)	347	3,347,894

Banana Republic
Banana Republic U.S.	376	3	(1)	378	3,216,446
Banana Republic Canada	16	—	—	16	119,943
Banana Republic Outlet	43	11	(1)	53	431,232

	435	14	(2)	447	3,767,621

Old Navy
Old Navy U.S.	765	17	(6)	776	15,518,111
Old Navy Canada	33	2	—	35	683,968
Old Navy Outlet	42	—	—	42	599,433

	840	19	(6)	853	16,801,512

Total	3,022	41	(64)	2,999	36,375,553

Cost of Goods Sold and Occupancy Expenses

Cost of goods and occupancy expenses include the cost of merchandise, rent, occupancy and depreciation for our distribution centers and stores.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.5 percentage points from 64.0 percent to 61.5 percent in the second quarter of fiscal 2004 and decreased 3.7 percentage points from 63.0 percent to 59.3 percent in the first half of fiscal 2004, compared to the same periods in fiscal 2003. Cost of goods sold and occupancy expenses decreased $69 million in the second quarter of fiscal 2004 from $2.4 billion to $2.3 billion during the same period in fiscal 2003 and decreased $56 million in the first half of fiscal 2004 from $4.4 billion to $4.4 billion during the same period in fiscal 2003. The decrease in cost of goods sold and occupancy expenses as a percentage of net sales in the second quarter of fiscal 2004 was driven by higher merchandise margins of 1.9 percentage points and by lower occupancy expenses of 0.6 percentage points.

Merchandise margins increased 1.9 percentage points for the second quarter and 2.6 percentage points for the first half of fiscal 2004 compared to the same periods in fiscal 2003 as a result of disciplined inventory management. During the second quarter, we realized better year-over-year margins on regular price and markdown sales. We also sold more at regular price versus last year.

The decrease in occupancy expenses as a percentage of net sales for the second quarter and first half of fiscal 2004 compared to the same periods in fiscal 2003 came from leveraging of rent, occupancy, and depreciation expenses due to less depreciation from asset depletion and decreases in store locations in addition to improved sales performance.

Operating Expenses

Operating expenses as a percentage of net sales increased 2.1 percentage points from 25.2 percent to 27.3 percent in the second quarter of fiscal 2004 and increased 1.5 percentage points from 25.8 percent to 27.3 percent for the first half of fiscal 2004, compared to the same periods in fiscal 2003. Operating expenses increased $86 million in the second quarter of fiscal 2004 to $1.0 billion compared to $930 million in the second quarter of fiscal 2003. Operating expenses increased $195 million for the first half of fiscal 2004 to $2.0 billion compared to $1.8 billion for the same period in fiscal 2003. The increase in total operating expense dollars for the second quarter and first half of fiscal 2004 was primarily driven by increased planned costs related to our growth initiatives, variable expenses due to sales growth, and advertising expenses as Gap U.S had additional TV media advertising during the first half of fiscal 2004, compared to the same period in fiscal 2003.

For the full year fiscal 2004, we expect total operating expense dollars, together with losses on early retirement of debt, to increase by about 11 percent compared to fiscal 2003.

Loss on Early Retirement of Debt

In support of our ongoing goal to return to an investment grade credit rating, we reduced our outstanding debt by $473 million by repurchasing domestic debt during the first half of fiscal 2004. Although the bond repurchases are net present value positive, we incurred $95 million in losses on early retirement of debt due to premiums paid in the first half of fiscal 2004.

Interest Expense

Interest expense decreased $18 million in the second quarter of fiscal 2004 to $44 million, compared to $62 million in the second quarter of fiscal 2003. Interest expense decreased $32 million in the first half of fiscal 2004 to $96 million compared to $128 million in the same period of fiscal 2003. The decrease in interest expense during 2004 was primarily due to our debt repurchases as well as interest savings as a result of refinancing our $1.4 billion secured credit facility in June 2003 with a $750 million secured revolving credit facility and $1.2 billion in letter of credit agreements.

For full year fiscal 2004, we expect interest expense to be about $180 million, which includes about $43 million for the third quarter and about $41 million for the fourth quarter.

Interest Income

Interest income increased $3 million in the second quarter of fiscal 2004 to $12 million compared to $9 million in the second quarter of fiscal 2003. The increase in interest income in the second quarter of fiscal 2004 was primarily due to increases in average cash available for investment as a result of higher cash balances.

Interest income increased $6 million in the first half of fiscal 2004 to $25 million, compared to $19 million in the first half of fiscal 2003. The increase in interest income in the first half of fiscal 2004 was primarily due to increases in average cash available for investment as a result of higher cash balances.

Income Taxes

The effective tax rate was 39.0 percent for the second quarter of fiscal 2004 and 2003 as well as for the first half of fiscal 2004 and 2003. We currently expect the fiscal 2004 effective tax rate to be within a range of 38.5 percent to 39.5 percent. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations and the overall level of earnings.

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	Twenty-six Weeks Ended		Fifty-two Weeks Ended January 31, 2004
($ In millions)	July 31, 2004	August 2, 2003
Working capital	$4,531	$3,659	$4,197
Current ratio	2.91:1	2.76:1	2.67:1

We ended the second quarter of fiscal 2004 with $4.3 billion in cash and equivalents, short-term investments and restricted cash, of which $1.4 billion was restricted and $484 million was held in short-term investments. Our total outstanding debt was $2.3 billion. We believe the combination of cash on hand and cash from operations will provide adequate liquidity for business operations, capital expenditures, debt reduction, dividend payments and growth opportunities. At July 31, 2004, our working capital and current ratio calculation included the $1.4 billion of restricted cash.

Cash Flows from Operating Activities

Net cash provided by operating activities for the twenty-six weeks ended July 31, 2004 decreased $91 million, compared with the same period in the prior year. Net earnings improvement of $94 million, offset by an increase in working capital used in the first half of fiscal 2004, contributed to the decreased cash flow compared with the same period in the prior year. Specifically, there was a larger use of cash this year related to merchandise inventory and income taxes payable. In 2003, we reduced our excess inventory and began 2004 with lower inventory levels. The lower inventory levels required increased purchases during the first half of fiscal 2004 to support sales. In addition, higher estimated tax payments due to our stronger earnings performance in the first quarter required more cash during the first half of fiscal 2004.

Our inventory balance at July 31, 2004, was $2.1 billion, a decrease of $187 million from the same period in the prior year of $2.3 billion. Inventory per square foot was $57, or $4 per square foot lower than the same period in the prior year. Inventory management remains an area of focus as we continue to execute against our strategies to optimize inventory productivity and more effectively manage slower turning inventory while maintaining appropriate in-store merchandise levels to support sales growth.

We fund inventory expenditures during normal and peak periods through a combination of cash flow from operations and cash on our balance sheet. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities

Net cash provided by investing activities for the twenty-six weeks ended July 31, 2004, increased $246 million compared with the same period in the prior year. The net change in the purchase and maturities of short-term investments of $305 million contributed to this increase compared with the same period in the prior year.

For the second quarter of fiscal 2004 our net square footage was flat compared to year-end fiscal 2003. In the second quarter of fiscal 2004, capital expenditures totaled approximately $156 million. The majority of these expenditures were used for 41 new store locations, store remodels and information technology.

For full year fiscal 2004, we expect capital expenditures to be about $500 million. We expect to fund these capital expenditures with cash flows from operations. Also, we anticipate full year fiscal 2004 depreciation and amortization expense to be $600 million to $625 million. We continue to expect net square footage to remain flat for the full year fiscal 2004.

Cash Flows from Financing Activities

Net cash used for financing activities for the twenty-six weeks ended July 31, 2004, decreased $1.3 billion compared with the same period in the prior year due to our execution of letter of credit agreements in June 2003, secured by approximately $1.24 billion in cash, which is included in restricted cash on our Consolidated Balance Sheets. In the first half of fiscal 2004 we repurchased $473 million of domestic notes. In the first quarter of fiscal 2003, we repaid a maturing $500 million two-year bond.

Credit Facility

As of July 31, 2004, we had $907 million in trade letters of credit issued under letter of credit agreements. There were no drawings under our $750 million secured revolving credit facility.

On August 30, 2004, we repaid all amounts outstanding and terminated all commitments under our $750 million three-year secured revolving credit facility scheduled to expire in June 2006 (the “old Facility”) and replaced the old Facility with a new $750 million five-year unsecured revolving credit facility scheduled to expire in August 2009 (the “new Facility”). The new Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit and standby letters of credit. The drawn cost and fees related to the new Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. In addition, on August 30, 2004, we executed amendments to our four letter of credit agreements, which provide an aggregate $1.2 billion in letter of credit issuing capacity. The letter of credit agreements are scheduled to expire in June 2006 and are secured, in the aggregate, by approximately $1.24 billion in cash, which is included in restricted cash on our Consolidated Balance Sheets.

Unlike the old Facility, the new Facility does not contain any restrictions on share repurchases, dividend increases, and debt repurchases. The new Facility contains financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios - a fixed charge coverage ratio and a leverage ratio. The letter of credit agreements contain a fixed charge coverage ratio, which is more lenient than the ratio in the new Facility. As with the old Facility, a violation of these covenants could result in a default under the new Facility and letter of credit agreements, which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit and advances, terminate our ability to request letters of credit pursuant to the letter of credit agreements and require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Other Debt Information

On May 18, 2004, Moody’s Investors Service (“Moody’s”) upgraded our senior unsecured credit rating to Ba2 from Ba3 and the senior implied rating to Ba1 from Ba2 with a positive outlook. As a result of the current upgrade by Moody’s, the interest rate payable by us on the 2005 notes decreased by 25 basis points to 9.65 percent per annum and the interest rate payable by us on the 2008 notes decreased by 25 basis points to 10.30 percent per annum as of June 15, 2004. On July 1, 2004, Standard and Poor’s raised their outlook on our debt rating from stable to positive.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We also have standby letters of credit, surety bonds and bank guarantees outstanding at July 31, 2004, amounting to $83 million (of which $34 million is issued under the revolving credit facility), $26 million and $6 million, respectively.

Rent expense for all operating leases was $245 million and $246 million, for the thirteen weeks ended July 31, 2004 and August 2, 2003, respectively and $494 million and $493 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $90 million, of which $27 million has already been cash collateralized. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

NEW ACCOUNTING PRONOUNCEMENT

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain inter-company loans, balances and subsidiary investments denominated in currencies other than the functional currency of the entity holding or issuing the inter-company loan, balance and investment. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. At July 31, 2004, we had forward contracts pertaining to merchandise hedges maturing at various dates through July 2005 to buy and sell the equivalent of approximately $692 million in foreign currencies at contracted rates.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

The outstanding fair market value net liability for all derivatives reflected in the Condensed Consolidated Balance Sheets as of July 31, 2004, was $47 million.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on our outstanding notes due December 2005 and December 2008, which are subject to change based on our long-term senior secured credit ratings. The interest rates earned on our cash and equivalents will fluctuate in line with short-term interest rates.

Our market risk profile as of July 31, 2004 has not significantly changed since January 31, 2004. Our market risk profile on January 31, 2004 is disclosed in our 2003 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of July 31, 2004. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and negatively impact earnings in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, liquidity or financial position taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders

a)	On May 12, 2004, the Annual Meeting of the Stockholders of the Company was held in San Francisco, California. There were 898,095,233 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

b)	The following directors were elected:

	Vote For	Vote Withheld
Howard Behar	816,701,024	25,998,603
Adrian D.P. Bellamy	816,396,008	26,303,619
Donald G. Fisher	810,310,178	32,389,449
Doris F. Fisher	815,774,683	26,924,944
Robert J. Fisher	816,429,413	26,270,214
Glenda A. Hatchett	816,130,823	26,568,804
Penelope L. Hughes	816,430,350	26,269,277
Bob L. Martin	815,890,211	26,809,416
Jorge P. Montoya	816,633,359	26,066,268
Paul S. Pressler	816,553,878	26,145,749
James M. Schneider	816,473,501	26,226,126
Mayo A. Shattuck III	816,369,353	26,330,274
Margaret C. Whitman	816,567,677	26,131,950

There were no abstentions and no broker non-votes.

c)	The selection of Deloitte & Touche, LLP as independent auditors for the fiscal year ending January 29, 2005, was ratified with 835,172,809 votes in favor and 3,499,141 votes against.

There were 4,027,677 abstentions and no broker non-votes.

d)	The proposal to amend and restate the company’s Executive Management Incentive Cash Award Plan was ratified with 716,390,371 votes in favor and 46,109,961 votes against.

There were 4,693,490 abstentions and 75,505,805 broker non-votes.

e)	The shareholder proposal regarding executive compensation was rejected with 21,703,127 votes in favor and 724,948,775 votes against.

There were 20,541,920 abstentions and 75,505,805 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

(3)	Amended and Restated Bylaws of the company effective as of July 27, 2004.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on 8-K

We filed the following reports on Form 8-K during the quarter ended July 31, 2004:

1.	Form 8-K, dated May 6, 2004, regarding the announcement of our sales for the month and quarter ended May 1, 2004, filed with the SEC on May 6, 2004;

2.	Form 8-K, dated May 20, 2004, regarding the announcement of our earnings for the quarter ended May 1, 2004, filed with the SEC on May 20, 2004;

3.	Form 8-K, dated May 25, 2004, regarding the announcement that the Board of Directors elected Domenico De Sole to serve as a director of the company, filed with the SEC on May 26, 2004;

4.	Form 8-K, dated June 3, 2004, regarding the announcement of our sales for the month ended May 29, 2004, filed with the SEC on June 3, 2004; and

5.	Form 8-K, dated July 8, 2004, regarding the announcement of our sales for the month ended July 3, 2004, filed with the SEC on July 8, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: September 3, 2004	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: September 3, 2004	By	/s/ BYRON POLLITT
Byron Pollitt
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

(3.1)	Amended and Restated Bylaws of the company effective as of July 27, 2004.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.