Form 10-Q
period 2004-10-30
GAP INC
filed 2004-12-03
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2004 or

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

Common Stock, $0.05 par value, 876,738,375 shares as of November 29, 2004

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions except share and par value)	October 30, 2004	January 31, 2004	November 1, 2003
ASSETS
Current Assets:
Cash and equivalents	$2,214	$2,261	$1,589
Short-term investments	514	1,073	449
Restricted cash	1,015	1,351	1,354

Cash and equivalents, short-term investments and restricted cash	3,743	4,685	3,392
Merchandise inventory	2,629	1,704	2,595
Prepaid income taxes	21	20	3

Other current assets	372	300	334

Total current assets	6,765	6,709	6,324

Property and equipment, net of accumulated depreciation of $3,684, $3,611, and $3,518	3,193	3,368	3,434
Other assets	273	286	429

Total assets	$10,231	$10,363	$10,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:

Current maturities of long-term debt	$—	$283	$262
Accounts payable	1,439	1,178	1,243
Accrued expenses and other current liabilities	951	872	882
Income taxes payable	27	179	184

Total current liabilities	2,417	2,512	2,571

Long-Term Liabilities:
Long-term debt	513	1,107	1,247
Senior convertible notes	1,380	1,380	1,380
Lease incentives and other liabilities	623	581	588

Total long-term liabilities	2,516	3,068	3,215

Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000,000 shares; Issued 982,856,787, 976,154,229 and 974,065,559 shares; Outstanding 887,572,286, 897,202,485 and 894,286,436 shares	49	49	49
Additional paid-in capital	850	732	711
Retained earnings	6,951	6,241	5,924
Accumulated other comprehensive earnings	44	31	1
Deferred compensation	(9)	(9)	(10)
Treasury stock, at cost	(2,587)	(2,261)	(2,274)

Total shareholders’ equity	5,298	4,783	4,401

Total liabilities and shareholders’ equity	$10,231	$10,363	$10,187

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
(In millions except share and per share amounts)	October 30, 2004		November 1, 2003		October 30, 2004		November 1, 2003
Net Sales	$3,980		$3,929		$11,369		$10,968
Costs and expenses
Cost of goods sold and occupancy expenses	2,413		2,402		6,793		6,837
Operating expenses	1,100		1,051		3,113		2,872
Loss on early retirement of debt	10		1		105		1
Interest expense	38		52		134		180
Interest income	(15)		(8)		(40)		(27)

Earnings before income taxes	434		431		1,264		1,105
Income Taxes	169		168		493		431

Net earnings	$265		$263		$771		$674

Weighted average number of shares - basic	902,039,162		893,709,825		900,700,983		891,408,515
Weighted average number of shares - diluted	997,620,291		990,020,341		998,816,833		985,827,392
Earnings per share - basic	$0.29		$0.29		$0.86		$0.76
Earnings per share – diluted	$0.28		$0.28		$0.81		$0.72
Cash dividends paid per share	$0.02	(a)	$0.02	(d)	$0.07	(a) (b) (c)	$0.07	(d) (e) (f)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.02 per share declared in second quarter of fiscal 2004 but paid in third quarter of fiscal 2004.
(b)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2004 but paid in second quarter of fiscal 2004.
(c)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2003 but paid in first quarter of fiscal 2004.
(d)	Includes a dividend of $0.02 per share declared in second quarter of fiscal 2003 but paid in third quarter of fiscal 2003.
(e)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2002 but paid in first quarter of fiscal 2003.
(f)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2003 but paid in second quarter of fiscal 2003.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
(In millions)	October 30, 2004	November 1, 2003
Cash Flows from Operating Activities:
Net earnings	$771	$674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	454	500
Loss on disposal of property and equipment and other non-cash items affecting net earnings	14	34
Tax benefit from exercise of stock options and vesting of restricted stock	21	15
Deferred income taxes	(24)	(26)
Changes in operating assets and liabilities:

Merchandise inventory	(910)	(517)
Other assets	(39)	(45)
Accounts payable	184	59
Accrued expenses and other current liabilities	53	(12)
Income taxes payable	(152)	(14)
Lease incentives and other liabilities	102	17

Net cash provided by operating activities	474	685

Cash Flows from Investing Activities:
Purchase of property and equipment	(305)	(181)
Proceeds from sale of property and equipment	—	1
Purchase of short term investments	(1,139)	(498)
Maturities of short term investments	1,698	362
Net change in lease rights and other assets	(10)	4

Net cash provided by (used for) investing activities	244	(312)

Cash Flows from Financing Activities:
Payments of long-term debt	(871)	(527)
Restricted cash	336	(1,306)
Issuance of common stock	103	71
Purchase/reissuance of treasury stock	(273)	—
Cash dividends paid	(60)	(59)

Net cash used for financing activities	(765)	(1,821)

Effect of exchange rate fluctuations on cash	—	10

Net decrease in cash and equivalents	(47)	(1,438)
Cash and equivalents at beginning of period	2,261	3,027

Cash and equivalents at end of period	$2,214	$1,589

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 30, 2004 and November 1, 2003, the interim condensed consolidated statements of operations for each of the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003 have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at October 30, 2004 and November 1, 2003 and for all periods presented. In the third quarter ended October 30, 2004, the company recorded an entry to remove $223 million of fully depreciated assets that were no longer in service. This asset adjustment resulted from a recent physical inventory of certain fixed assets. This adjustment had no material net impact to the Consolidated Balance Sheet and had no impact on cash flows from investing activities. The company recorded $3 million in operating expense in the thirteen week period ended October 30, 2004 in connection with this physical inventory.

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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending January 29, 2005.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net earnings
As reported	$265	$263	$771	$674
Add: Stock-based employee compensation expense included in reported net earnings, net of tax related effects	1	—	2	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(21)	(15)	(60)	(37)

Pro forma net earnings	$245	$248	$713	$637

Earnings per share:
As reported-basic	$0.29	$0.29	$0.86	$0.76
Pro forma-basic	0.27	0.28	0.79	0.72
As reported-diluted	0.28	0.28	0.81	0.72
Pro forma-diluted	0.26	0.26	0.75	0.68

4. COMPREHENSIVE EARNINGS

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting comprehensive earnings. Comprehensive earnings include net earnings as currently reported under generally accepted accounting principles, and other comprehensive earnings. Other comprehensive earnings consider the effect of additional economic events that are not required to be recorded in determining net earnings but rather are reported as a separate component of shareholders’ equity. Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments. Comprehensive earnings for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 were as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(In millions)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net earnings	$265	$263	$771	$674
Adjustments for foreign currency translation	38	26	26	30
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	(30)	(25)	(33)	(25)

Comprehensive earnings	$273	$264	$764	$679

5. DEBT AND OTHER CREDIT ARRANGEMENTS

As of October 30, 2004, we had $861 million in trade letters of credit issued under our letter of credit agreements and revolving credit facility. There were no drawings under our revolving credit facility.

In line with our objective of reducing long-term debt, during the first thirty-nine weeks of fiscal 2004, we repurchased and extinguished early an aggregate of $180 million in principal amount of our bonds due 2005, $91 million in principal amount of our bonds due 2007 and $325 million in principal amount of our bonds due 2008. Therefore, for the thirty-nine weeks ended October 30, 2004, we reduced our domestic debt by $596 million. Although the bond repurchases are net present value positive, we incurred $105 million in losses on early retirement of debt due to premiums paid and issuance cost write-offs. In addition, in September 2004, we repaid a maturing €227 million 5-year euro bond ($275 million). Including the natural maturity of the euro bond, we have repaid $871 million in debt during fiscal 2004.

On August 30, 2004, we terminated all commitments under our $750 million three-year secured revolving credit facility scheduled to expire in June 2006 (the “old Facility”) and replaced the old Facility with a new $750 million five-year unsecured revolving credit facility scheduled to expire in August 2009 (the “new Facility”). The new Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit and standby letters of credit. The drawn cost and fees related to the new Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio.

In addition, on August 30, 2004, we executed amendments to our four letter of credit agreements, which provided an aggregate $1.2 billion in letter of credit issuing capacity, to align certain of the terms and conditions with the terms of the new Facility. On October 29, 2004, we executed additional amendments to our four letter of credit agreements, reducing our required percentage of restricted cash from 103 percent to 100 percent of the letter of credit issuing capacity. Also effective October 29, 2004, we reduced the aggregate letter of credit issuing capacity under these agreements from $1.2 billion to $900 million. As a result, our restricted cash decreased by $336 million. The restricted cash collateralizes our letters of credit, which are used to finance our inventory purchases, and we have reduced this amount to more closely reflect ongoing usage. The letter of credit agreements are scheduled to expire in June 2006 and are secured, in the aggregate, by $900 million in cash, which is included in restricted cash on our Consolidated Balance Sheets.

The new Facility does not contain any restrictions on share repurchases, dividend increases, and debt repurchases. The new Facility contains financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as two financial ratios - a fixed charge coverage ratio and a leverage ratio. The letter of credit agreements contain a fixed charge coverage ratio, which is more lenient than the ratio in the new Facility. As with the old Facility, a violation of these covenants could result in a default under the new Facility and letter of credit agreements, which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit and advances, terminate our ability to request letters of credit pursuant to the letter of credit agreements and require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net earnings-basic (in millions)	$265	$263	$771	$674
Net earnings-diluted (in millions)	$277	$275	$807	$711

Weighted-average number of shares-basic (in thousands)	902,039	893,710	900,701	891,408

Incremental shares resulting from:
Stock options	9,973	10,702	12,508	8,811
Senior convertible notes	85,608	85,608	85,608	85,608

Weighted-average number of shares-diluted (in thousands)	997,620	990,020	998,817	985,827

Earnings per share-basic	$0.29	$0.29	$0.86	$0.76
Earnings per share-diluted	$0.28	$0.28	$0.81	$0.72

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 43,092,040 and 32,810,161 anti-dilutive shares of common stock and 0 shares of unvested restricted stock during the thirteen and thirty-nine weeks ended October 30, 2004, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 29,256,735 and 32,571,995 anti-dilutive shares of common stock and 0 and 1,470 anti-dilutive shares of unvested restricted stock during the thirteen and thirty-nine weeks ended November 1, 2003, respectively.

7. OTHER OPERATING CHARGES

The following table provides the liability balances for actions previously taken associated with our cost containment efforts and downsizing of our headquarter facilities primarily in our San Francisco and San Bruno campuses.

(In millions)	Sublease Loss Reserve
Balance at January 31, 2004	$105
Adjustment to provision	(2)
Cash payments	(17)

Balance at October 30, 2004	$86

(In millions)	Sublease Loss Reserve
Balance at February 1, 2003	$115
Adjustment to provision	9
Cash payments	(17)

Balance at November 1, 2003	$107

Our sublease loss charges primarily relate to the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances.

Remaining cash expenditures associated with the sublease loss reserve are expected to be paid over the remaining various lease terms through 2017. Based on our current assumptions as of October 30, 2004, we expect the sublease of our excess facilities to result in a total cash outlay of approximately $214 million for future rent expense. Our accrued liability related to the domestic sublease loss charges of $85 million at October 30, 2004, was net of approximately $110 million of estimated sublease income to be generated from sublease contracts, which have not yet been identified. Our ability to generate this amount of sublease income is highly dependent upon economic conditions and commercial real estate market conditions in the San Francisco Bay Area market at the time we negotiate sublease arrangements with third parties. While the amount we have accrued represents our best estimate of the remaining obligations we expect to incur in connection with these facilities, estimates are subject to change and may require additional adjustments as conditions and facts change. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, we may be required to further reduce our estimated future sublease income and, accordingly, incur a charge to increase our estimated accrued liability.

8. SHAREHOLDERS’ EQUITY

In September and October 2004, our Board of Directors authorized the repurchase of $750 million of our common stock. During the third quarter of 2004, we repurchased approximately 17 million shares of our common stock at a total cost of approximately $338 million, including commissions at an average price per share of $19.72. See Note 10 for a discussion on subsequent activity related to our share repurchase program.

Differences in cash used in financing activities related to purchase of treasury stock differs from the comparable change in shareholders’ equity by $65 million due to the timing between the recognition of treasury stock purchases and the cash settlement of the treasury stock purchases as well as the reissuance of treasury stock.

On September 28, 2004 we announced that our Board of Directors voted a quarterly dividend of $0.0222 per share payable on December 13, 2004, to shareholders of record at the close of business on November 19, 2004.

9. COMMITMENTS AND CONTINGENCIES

We have applied the measurement and disclosure provisions of FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” to our agreements that contain guarantee and indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. As of October 30, 2004, we did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $86 million, of which $20 million has been cash collateralized.

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

10. SUBSEQUENT EVENT

Subsequent to the end of the third quarter of 2004, we repurchased approximately 16 million additional shares of our common stock at a total cost of approximately $348 million, including commissions, through December 1, 2004. On December 1, 2004, our Board of Directors authorized an additional $250 million for the company’s share repurchase program, bringing the total repurchase program to $1 billion.

Deloitte.	Deloitte & Touche LLP
50 Fremont Street San Francisco, CA 94105-2230 USA Tel: +1 415 783 4000 Fax: +1 415 783 4329 www. deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Gap, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of October 30, 2004 and November 1, 2003, and the related condensed consolidated statements of operations for each of the thirteen- and thirty-nine-week periods ended October 30, 2004 and November 1, 2003, and the condensed consolidated statements of cash flows for the thirty-nine-week periods ended October 30, 2004 and November 1, 2003. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

San Francisco, California
December 3, 2004

   Member of

Deloitte Touche Tohmatsu

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Overview

Our year-to-date performance demonstrates our ability to drive shareholder value as we position ourselves for longer-term growth. Throughout the year, we have made solid progress against our objectives, delivering strong operating results, and strengthening our financial position. Earnings year-to-date are up 14 percent, and in the third quarter, our debt has been reduced by an additional $397 million; our credit rating has improved; and we began a $750 million share repurchase program, our first since 2000. Through December 1, 2004, we purchased approximately 33 million shares for approximately $686 million, including commissions. In addition, on December 1, 2004, our Board of Directors authorized an additional $250 million for the share repurchase program.

We continue to drive organic growth in the business with Plus Sizes at Old Navy, Petites at Banana Republic, Maternity at Gap and Old Navy, and accessories across all divisions. After an extensive study of the market, we are launching Banana Republic in Japan in the fall of 2005. With its affinity for fashion and luxury products, Japan offers a strong market for Banana Republic. We also expect to begin testing a specialty women’s retail apparel brand in the United States in the second half of 2005, opening up to 10 stores in two geographic regions. The brand will target women over age 35, offering apparel for a range of occasions in a new specialty retail store environment.

Although the third quarter was challenging, our continued operational focus drove solid earnings, margins and cash flow, allowing us to maintain strong cash balances, even after significant share repurchases, and nearly $400 million in additional debt retirement.

RESULTS OF OPERATIONS

Net Sales

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales (In millions)	$3,980	$3,929	$11,369	$10,968

Total net sales increase percentage	1%	8%	4%	12%

Comparable store sales (decrease) increase percentage	(1)%	6%	2%	9%

Net sales per average square foot	$104	$103	$300	$287

Square footage of store space – at end of period (In millions)			37	37

Number of Store Locations(1):
Beginning of Period	2,999	3,095	3,022	3,117
New store locations	61	16	102	33
Closed store locations	(9)	(36)	(73)	(75)
End of Period	3,051	3,075	3,051	3,075

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

Net sales for the third quarter of fiscal 2004 increased $51 million compared to the same period last year. This increase reflects a decrease in our comparable store sales of $35 million and an increase in our non-comparable store sales of $86 million.

Coming off a strong first half, business softened early in the third quarter, as traffic slowed and we faced an increasingly promotional environment. As we are susceptible to seasonal fluctuations, we met these challenges with in-season adjustments to our promotions, marketing and in-store selling strategies to offset the softer trends. This allowed each brand to better manage their business through the quarter.

Comparable store sales by division for the third quarter were as follows:

Gap U.S. reported a positive 2 percent versus a positive 5 percent last year

Gap International reported a negative 10 percent versus a positive 4 percent last year

Banana Republic reported a positive 3 percent versus a positive 11 percent last year

Old Navy reported negative 1 versus a positive 6 percent last year

Total sales by division for the third quarter were as follows:

Gap U.S. reported $1.3 billion versus $1.3 billion last year

Gap International reported $440 million versus $476 million last year

Banana Republic reported $538 million versus $512 million last year

Old Navy reported $1.7 billion versus $1.6 billion last year

Net sales for year-to-date fiscal 2004 increased $401 million compared with the same period last year. Comparable store sales increased $186 million and non-comparable store sales increased $215 million.

The increase in our year-to-date sales was primarily due to an increase in regular price selling at higher regular margins and higher markdown margins compared with the same period last year. The increase during the first thirty-nine weeks of fiscal year 2004 in our comparable store sales was driven by improvement in our traffic comps at Banana Republic and Old Navy and increased units per transaction for the total company. Strong product acceptance during the first quarter of fiscal 2004 and disciplined inventory management during the first thirty-nine weeks of fiscal 2004 drove higher average unit retail sales, primarily at Banana Republic and Gap U.S.

Comparable store sales by division for year-to-date were as follows:

Gap U.S. reported a positive 2 percent versus a positive 9 percent last year

Gap International reported a negative 8 percent versus a positive 10 percent last year

Banana Republic reported a positive 9 percent versus a positive 6 percent last year

Old Navy reported a positive 2 percent versus a positive 11 percent last year

Total sales by division for year-to-date were as follows:

Gap U.S. reported $3.7 billion versus $3.7 billion last year

Gap International reported $1.3 billion versus $1.4 billion last year

Banana Republic reported $1.6 billion versus $1.4 billion last year

Old Navy reported $4.8 billion versus $4.5 billion last year

With regard to weak International division performance, we will continue to study local market preferences and are working to better balance product assortments to be more market appropriate. In addition, we continue to add design talent for the International division and placed some merchants local in country. As we are still in the early stages with these teams, it will take time before they have a meaningful impact.

Because we translate foreign currencies into U.S. dollars for reporting purposes, currency fluctuations can have an impact on our results. The impact of changes in foreign currency exchange rates during 2004 positively affected the translation of foreign currency sales into U.S. dollars. For year-to-date 2004, currency fluctuations accounted for $130 million of the increase in net sales.

Store count and square footage for the thirty-nine weeks ended October 30, 2004 was as follows:

	January 31, 2004 Total Store Count	Opened	Closed	October 30, 2004 Total Store Count	October 30, 2004 Total Square Footage
Gap U.S.
Gap Brand	1,249	5	(41)	1,213	11,086,228
Gap Outlet	140	5	(3)	142	1,391,829

	1,389	10	(44)	1,355	12,478,057

Gap (International)
United Kingdom	133	—	(4)	129	1,205,689
United Kingdom Outlet	7	—	(1)	6	57,090
Canada	102	—	(1)	101	964,295
Canada Outlet	2	—	—	2	24,806
France	35	—	—	35	285,128
Japan	67	8	—	75	793,880
Japan Outlet	2	—	—	2	35,474
Germany	10	—	(10)	—	—

	358	8	(16)	350	3,366,362

Banana Republic
Banana Republic U.S.	376	8	(2)	382	3,247,221
Banana Republic Canada	16	2	—	18	134,659
Banana Republic Outlet	43	17	(1)	59	484,976

	435	27	(3)	459	3,866,856

Old Navy
Old Navy U.S.	765	40	(9)	796	15,832,886
Old Navy Canada	33	17	—	50	923,258
Old Navy Outlet	42	—	(1)	41	582,433

	840	57	(10)	887	17,338,577

Total	3,022	102	(73)	3,051	37,049,852

Cost of Goods Sold and Occupancy Expenses

Cost of goods and occupancy expenses include the cost of merchandise, rent, occupancy and depreciation for our distribution centers and stores.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.5 percentage points from 61.1 percent to 60.6 percent in the third quarter of fiscal 2004 and decreased 2.6 percentage points from 62.3 percent to 59.7 percent in the first thirty-nine weeks of fiscal 2004, compared to the same periods in fiscal 2003. Cost of goods sold and occupancy expenses were relatively flat compared to the same period in 2003 for both the third quarter of fiscal 2004 as well as the first thirty-nine weeks of fiscal 2004. The decrease in cost of goods sold and occupancy expenses as a percentage of net sales was driven by slightly higher merchandise margins of 0.1 percentage points and by lower occupancy expenses of 0.4 percentage points.

Merchandise margins were flat for the third quarter of fiscal 2004 compared to the same period in fiscal 2003. Merchandise margins increased 1.7 percentage points for the first thirty-nine weeks of fiscal 2004 compared to the same period in fiscal 2003 as a result of continued disciplined inventory management. During the first thirty-nine weeks of fiscal 2004, we realized better year-over-year margins on regular price and markdown sales.

The decrease in occupancy expenses as a percentage of net sales for the third quarter and first thirty-nine weeks of fiscal 2004 compared to the same periods in fiscal 2003 came from leveraging of rent, occupancy, and depreciation expenses due to continual store fleet optimization and less depreciation from asset depletion in addition to improved sales performance.

Operating Expenses

Operating expenses as a percentage of net sales increased 0.9 percentage points from 26.7 percent to 27.6 percent in the third quarter of fiscal 2004 and increased 1.2 percentage points from 26.2 percent to 27.4 percent for the first thirty-nine weeks of fiscal 2004, compared to the same periods in fiscal 2003. Operating expenses were relatively flat, increasing $49 million in the third quarter of fiscal 2004 compared to the same period in 2003. Operating expenses increased $241 million for the first thirty-nine weeks of fiscal 2004 to $3.1 billion compared to $2.9 billion for the same period in fiscal 2003. The increase in total operating expense dollars for the third quarter and first thirty-nine weeks of fiscal 2004 was primarily driven by increased planned costs related to our growth initiatives and variable expenses due to sales growth.

For the full year fiscal 2004, we expect total operating expense dollars, together with losses on early retirement of debt, to increase by about 10 percent compared to fiscal 2003. Marketing expenses are expected to be about $540 million for the full year. This reflects the lower-than-expected marketing production costs seen during the first half of 2004.

Loss on Early Retirement of Debt

In support of our ongoing goal to return to an investment grade credit rating, we reduced our outstanding debt by repurchasing $122 million of domestic debt during the third quarter of 2004 and incurred $10 million in losses on early retirements of debt due to premiums paid. For the first thirty-nine weeks of fiscal 2004, we reduced our outstanding debt by repurchasing $596 million of domestic debt. Although the bond repurchases are net present value positive, we incurred $105 million in losses on early retirement of debt due to premiums paid in the first thirty-nine weeks of fiscal 2004. Comparatively, we incurred a loss of $0.6 million for the early debt repurchase of €23 million of our euro bond ($27 million) during the third quarter of fiscal 2003.

Interest Expense

Interest expense decreased $14 million in the third quarter of fiscal 2004 to $38 million, compared to $52 million in the third quarter of fiscal 2003. Interest expense decreased $46 million in the first thirty-nine weeks of fiscal 2004 to $134 million compared to $180 million in the same period of fiscal 2003. The decrease in interest expense during 2004 was primarily due to our debt repurchases as well as savings from lower facility fees on our refinancing.

For full year fiscal 2004, we expect interest expense to be about $170 million, which includes about $36 million for the fourth quarter. This reflects assumptions from reduced interest related to the third quarter bond repurchase, our renegotiated credit facility and our recent debt rating upgrade.

Interest Income

Interest income increased $7 million in the third quarter of fiscal 2004 to $15 million compared to $8 million in the third quarter of fiscal 2003. Interest income increased $13 million in the first thirty-nine weeks of fiscal 2004 to $40 million, compared to $27 million in the first thirty-nine weeks of fiscal 2003. The increase in interest income during 2004 was primarily due to increases in average cash available for investment as a result of higher cash balances as well as higher interest rates on investments.

Income Taxes

The effective tax rate was 39.0 percent for the third quarter of fiscal 2004 and 2003 as well as for the first thirty-nine weeks of fiscal 2004 and 2003. We currently expect the fiscal 2004 effective tax rate to be within a range of 38.5 percent to 39.5 percent. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations and the overall level of earnings. In October 2004, Congress enacted, and the President signed into law, the American Jobs Creation Act of 2004. Among its numerous changes in the tax law this Act included certain tax relief provisions. The Company is currently reviewing the provisions of the new law and has not yet determined the impact, if any, upon future financial statements.

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	Thirty-nine Weeks Ended		Fifty-two Weeks Ended
($ In millions)	October 30, 2004	November 1, 2003	January 31, 2004
Working capital	$4,348	$3,753	$4,197
Current ratio	2.80:1	2.46:1	2.67:1

We ended the third quarter of fiscal 2004 with $3.7 billion in cash and equivalents, short-term investments and restricted cash, of which $1.0 billion was restricted and $514 million was held in short-term investments. Our total outstanding debt was $1.9 billion. We believe the combination of cash on hand and cash from operations will provide adequate liquidity for business operations, capital expenditures, debt reduction, share repurchases, dividend payments and growth opportunities. At October 30, 2004, our working capital and current ratio calculation included the $1.0 billion of restricted cash, the majority of which is collateral for our letter of credit agreements, which are used to finance our inventory purchases.

Cash Flows from Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended October 30, 2004 was $474 million, a decrease of $211 million, compared with the same period in the prior year. Net earnings improvement of $97 million, offset by an increase in working capital used in the first thirty-nine weeks of fiscal 2004, contributed to the decreased cash flow compared with the same period in the prior year. Specifically, there was a larger use of cash this year related to merchandise inventory and income taxes payable. In 2003, we reduced our excess inventory and began 2004 with lower inventory levels. The lower inventory levels required increased purchases during the first thirty-nine weeks of fiscal 2004 to support sales and build inventory as we head into the holiday season. In addition, higher estimated tax payments due to our stronger earnings performance in the first quarter required more cash during the first thirty-nine weeks of fiscal 2004.

Our inventory balance at October 30, 2004, was $2.6 billion, a slight increase of $34 million from the same period in the prior year of $2.6 billion. Inventory per square foot was $68, 1 percent, higher than the same period in the prior year. Inventory management remains an area of focus as we continue to execute against our strategies to optimize inventory productivity and more effectively manage slower turning inventory while maintaining appropriate in-store merchandise levels to support sales growth.

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

We expect inventory per square foot to be up in the low-single digits at the end of the fourth quarter and flat at the end of the first quarter of 2005.

Cash Flows from Investing Activities

Net cash provided by investing activities for the thirty-nine weeks ended October 30, 2004 was $244 million, an increase of $556 million compared with the same period in the prior year. The net change in the purchase and maturities of short-term investments of $695 million contributed principally to this increase.

For the third quarter of fiscal 2004 our net square footage was slightly lower compared to year-end fiscal 2003. In the third quarter of fiscal 2004, capital expenditures totaled approximately $305 million. The majority of these expenditures were used for 102 new store locations ($75 million), store remodels ($99 million) and information technology ($86 million).

For full year fiscal 2004, we expect capital expenditures to be about $450 million. This is driven primarily by the shifting of remodel timing to 2005, and lower-than-expected remodeling costs. This breakdown includes: store capital of $270 million, with $120 million for new stores and $150 million for existing stores, $155 million for IT, and $25 million for headquarters and distribution centers. We expect to fund these capital expenditures with cash flows from operations. Also, we anticipate full year fiscal 2004 depreciation and amortization expense to be about $600 million. We continue to expect net square footage to remain flat for the fourth quarter of fiscal 2004.

Cash Flows from Financing Activities

Net cash used for financing activities for the thirty-nine weeks ended October 30, 2004 was $765 million, a decrease of $1.1 billion compared with the same period in the prior year. The increase in the prior year was primarily due to our execution of letter of credit agreements in June 2003, which was secured by approximately $1.24 billion in cash. In the first thirty-nine weeks of fiscal 2004 we repurchased $596 million of domestic notes, including the repurchase and early retirement of our 2005 bonds during the third quarter of 2004. In addition, during the third quarter 2004, we paid off the remaining outstanding balance of our €227 million 5-year euro bond ($275 million), which was due on September 30, 2004. Comparatively, in the first thirty-nine weeks of fiscal 2003, we repaid a maturing $500 million two-year bond during the first quarter and repurchased €23 million ($27 million) of euro bonds during the third quarter of 2003.

During October and November 2004, we announced an aggregate $750 million share repurchase program. This program represents our first step toward returning excess cash to shareholders, and resulted in the purchase of over 17 million shares during the quarter for approximately $338 million, including commissions at an average price per share of $19.72.

Differences in cash used in financing activities related to purchase of treasury stock differs from the comparable change in shareholders’ equity by $65 million due to the timing between the recognition of treasury stock purchases and the cash settlement of the treasury stock purchase as well as the reissuance of treasury stock.

Stock Repurchase Program

On October 7, 2004, the company announced a $500 million share repurchase program. On November 4, 2004, the company announced an addition of $250 million to the program for an aggregate $750 million. The Board of Directors authority with respect to this aggregate program expires September 28, 2005. On December 1, 2004, the Board of Directors authorized an additional $250 million for the program. The Board of Directors authority with respect to this additional portion of the program expires December 1, 2005. For more information regarding our share repurchase program, see Item 2: Unregistered Sales of Equity Securities and Use of Proceeds within Part II of this Form 10-Q.

Credit Facility

As of October 30, 2004, we had $861 million in trade letters of credit issued under our letter of credit agreements and revolving credit facility. There were no drawings under our revolving credit facility.

In line with our objective of reducing long-term debt, during the first thirty-nine weeks of fiscal 2004, we repurchased and extinguished early an aggregate of $180 million in principal amount of our bonds due 2005, $91 million in principal amount of our bonds due 2007 and $325 million in principal amount of our bonds due 2008. Therefore, for the thirty-nine weeks ended October 30, 2004, we reduced our domestic debt by $596 million. Although the bond repurchases are net present value positive, we incurred $105 million in losses on early retirement of debt due to premiums paid and issuance cost write-off. In addition, in September 2004, we repaid a maturing €227 million 5-year euro bond ($275 million). Including the natural maturity of the euro bond, we have repaid $871 million in debt.

On August 30, 2004, we terminated all commitments under our $750 million three-year secured revolving credit facility scheduled to expire in June 2006 (the “old Facility”) and replaced the old Facility with a new $750 million five-year unsecured revolving credit facility scheduled to expire in August 2009 (the “new Facility”). The new Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit and standby letters of credit. The drawn cost and fees related to the new Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio.

In addition, on August 30, 2004, we executed amendments to our four letter of credit agreements, which provided an aggregate $1.2 billion in letter of credit issuing capacity, to align certain of the terms and conditions with the terms of the new Facility. On October 29, 2004, we executed additional amendments to our four letter of credit agreements, reducing our required percentage of restricted cash from 103 percent to 100 percent of the letter of credit issuing capacity. Also effective October 29, 2004, we reduced the aggregate letter of credit issuing capacity under these agreements from $1.2 billion to $900 million. As a result, our restricted cash decreased by $336 million. The restricted cash collateralizes our letters of credit, which are used to finance our inventory purchases, and we have reduced this amount to more closely reflect ongoing usage. The letter of credit agreements are scheduled to expire in June 2006 and are secured, in the aggregate, by $900 million in cash, which is included in restricted cash on our Consolidated Balance Sheets. These amendments can be found in their entirety in public filings.

The new Facility does not contain any restrictions on share repurchases, dividend increases, and debt repurchases. The new Facility contains financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as two financial ratios - a fixed charge coverage ratio and a leverage ratio. The letter of credit agreements contain a fixed charge coverage ratio, which is more lenient than the ratio in the new Facility. As with the old Facility, a violation of these covenants could result in a default under the new Facility and letter of credit agreements, which would permit the participating banks to restrict our ability to further access the new Facility for letters of credit and advances, terminate our ability to request letters of credit pursuant to the letter of credit agreements and require the immediate repayment of any outstanding advances under the new Facility. In addition, such a default could, under certain circumstances, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Other Debt Information

On September 3, 2004, Moody’s upgraded our senior unsecured debt rating to Ba1 from Ba2, which is now equivalent to our senior implied rating. The upgrade followed the replacement of our old Facility with the new Facility, which resulted in the release of security and the subsidiary guarantee. Prior to the refinancing, our senior unsecured debt rating was one notch below our senior implied rating due to the security and subsidiary guarantee required under the old Facility. As a result of the current upgrade by Moody’s, the interest rate payable by us on the 2008 notes will decrease by 25 basis points to 10.05 percent per annum as of December 15, 2004.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at October 30, 2004, amounting to $74 million (of which $31 million is supported by standby letters of credit issued under the revolving credit facility lines), $28 million and $4 million, respectively.

Rent expense for all operating leases was $249 million and $253 million, for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively and $743 million and $746 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $86 million, of which $20 million has already been cash collateralized. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies as discussed in our Annual Report on Form 10-K for the year ended January 31, 2004.

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain inter-company loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the inter-company loan and balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. At October 30, 2004, we had forward contracts pertaining to merchandise hedges maturing at various dates through January 2006 to buy and sell the equivalent of approximately $915 million in foreign currencies at contracted rates.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

The outstanding fair market value net liability for all derivatives reflected in the Condensed Consolidated Balance Sheets as of October 30, 2004, was $90 million.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on our outstanding notes due December 2008, which are subject to change based on our long-term senior secured credit ratings. The interest rates earned on our cash and equivalents will fluctuate in line with short-term interest rates.

Our market risk profile as of October 30, 2004 has not significantly changed since January 31, 2004. Our market risk profile on January 31, 2004 is disclosed in our 2003 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of October 30, 2004. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

Changes in Internal Controls

During our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 30, 2004, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Aug. 1 – Aug. 28)	—	—	—	—
Month #2 (Aug. 29 – Oct. 2)	—	—	—	—
Month #3 (Oct. 3 – Oct. 30)	17,141,200	$19.72	17,141,200	$412 million

Total, Oct. 30, 2004	17,141,200	$19.72	17,141,200	$412 million

Subsequent Activity:
Oct. 31 - Dec. 1	15,610,900	$22.31	15,610,900	$314 million

(1)	On October 7, 2004, the company announced a $500 million share repurchase program. On November 4, 2004, the company announced an addition of $250 million to the program for an aggregate $750 million. The Board of Directors authority with respect to this aggregate program expires September 28, 2005. On December 1, 2004, the Board of Directors authorized an additional $250 million for the program. The Board of Directors authority with respect to this additional portion of the program expires December 1, 2005.

ITEM 6. EXHIBITS

(10.1)	Agreement dated as of September 28, 2004 and confirmed on September 30, 2004 by and between Gary Muto and The Gap, Inc., filed with the Securities and Exchange Commission on October 6, 2004 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.2)	Credit Agreement dated as of August 30, 2004, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.3)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.2 to Form 8-K, Commission File No. 1-7562.

(10.4)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.3 to Form 8-K, Commission File No. 1-7562.

(10.5)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.4 to Form 8-K, Commission File No. 1-7562.

(10.6)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.5 to Form 8-K, Commission File No. 1-7562.

(10.7)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.8)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.2 to Form 8-K, Commission File No. 1-7562.

(10.9)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.3 to Form 8-K, Commission File No. 1-7562.

(10.10)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.4 to Form 8-K, Commission File No. 1-7562.

(10.11)	Employment Agreement dated as of September 25, 2002 by and between Paul S. Pressler and The Gap, Inc., filed with the Securities and Exchange Commission on September 26, 2002 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.12)	Offer Letter dated as of January 15, 2003 by and between Byron Pollitt and The Gap, Inc., filed with the Securities and Exchange Commission on January 21, 2003 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 3, 2004	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: December 3, 2004	By	/s/ BYRON POLLITT
Byron Pollitt
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

(10.1)	Agreement dated as of September 28, 2004 and confirmed on September 30, 2004 by and between Gary Muto and The Gap, Inc., filed with the Securities and Exchange Commission on October 6, 2004 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.2)	Credit Agreement dated as of August 30, 2004, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.3)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.2 to Form 8-K, Commission File No. 1-7562.

(10.4)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.3 to Form 8-K, Commission File No. 1-7562.

(10.5)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.4 to Form 8-K, Commission File No. 1-7562.

(10.6)	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed with the Securities and Exchange Commission on September 2, 2004 as Exhibit 10.5 to Form 8-K, Commission File No. 1-7562.

(10.7)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.8)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.2 to Form 8-K, Commission File No. 1-7562.

(10.9)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.3 to Form 8-K, Commission File No. 1-7562.

(10.10)	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed with the Securities and Exchange Commission on November 4, 2004 as Exhibit 10.4 to Form 8-K, Commission File No. 1-7562.

(10.11)	Employment Agreement dated as of September 25, 2002 by and between Paul S. Pressler and The Gap, Inc., filed with the Securities and Exchange Commission on September 26, 2002 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(10.12)	Offer Letter dated as of January 15, 2003 by and between Byron Pollitt and The Gap, Inc., filed with the Securities and Exchange Commission on January 21, 2003 as Exhibit 10.1 to Form 8-K, Commission File No. 1-7562.

(15)	Letter re: Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.