Form 10-K
period 2005-01-29
GAP INC
filed 2005-03-28
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 29, 2005

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 31, 2004 was approximately $15,461,000,000 based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s Common Stock outstanding as of March 14, 2005 was 858,529,251.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2004 Annual Report to Shareholders, which is included as Exhibit 13 to the Annual Report on Form 10-K, are incorporated into Parts I, II and IV.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2005 (hereinafter referred to as the “2005 Proxy Statement”) are incorporated into Part III.

The Exhibit Index is located on Page 15 hereof.

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” and similar expressions also identify forward-looking statements. Forward-looking statements include statements regarding: our current strategies and initiatives; our launch of successor IT systems related to supply chain; our launch of other successor IT systems; and outcome of legal actions.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the U.S. and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs and structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 25, 2005 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1 - Business

General

The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Banana Republic and Old Navy brands. We operate stores in the United States, Canada, the United Kingdom, France and Japan. In addition, our U.S. customers may shop online at gap.com, bananarepublic.com, and oldnavy.com.

We design virtually all of our products, which are manufactured by independent sources, and sell them under three brands:

Gap. Founded in 1969, Gap stores offer extensive selections of classically styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories and personal care products for men and women, ages teen through adult. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children, ages newborn through pre-teen. Launched in 1998, GapBody offers women’s underwear, sleepwear, swimwear and personal care products.

Banana Republic. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored apparel, shoes and accessories for men and women at higher price points than Gap. Banana Republic products range from apparel, including intimate apparel, to personal care products.

Old Navy. We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants as well as other items, including personal care products, in an innovative, exciting shopping environment. Old Navy also offers a line of maternity and plus sizes in its stores.

As of January 29, 2005, we operated a total of 2,994 store locations. For more information on the number of stores by brand and region, see the table in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to page 25 of our 2004 Annual Report to Shareholders.

We established Gap Online, a web-based store located at www.gap.com, in 1997. Products comparable to those carried in Gap, GapKids and babyGap stores can be purchased on-line. Banana Republic introduced Banana Republic Online, a web-based store located at www.BananaRepublic.com, in 1999, which offers products comparable to those carried in the store collections. In 2000, we established Old Navy Online, a web-based store located at www.oldnavy.com. Old Navy Online also offers apparel and accessories comparable to those carried in the store collections. Our online businesses are offered as an extension of our store experience and are intended to strengthen our relationship with our customers.

Certain financial information about international operations is set forth under the heading “Segment Information” in Note M to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 – Financial Statements and Supplementary Data.

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

Merchandise Vendors

We purchase merchandise on average from approximately 700 vendors with facilities in approximately 50 countries. No vendor accounted for more than 5% of the dollar amount of our fiscal 2004 purchases. Of our merchandise sold during fiscal 2004, approximately 2% of all units (representing approximately 2% of total cost) was produced domestically while the remaining 98% of all units (representing approximately 98% of total cost) was made outside the United States. Approximately 18% of our total merchandise units (representing approximately 19% of total cost) was made in China, with the remainder coming from more than 50 other countries. Any event causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the section entitled “Certain Additional Business Risk Factors – Trade matters and IT system changes may disrupt our supply chain” below in this Item 1.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about 13 weeks during the Back-to-School (August) and Holiday (November through December) periods. During fiscal 2004, these periods accounted for approximately 32% of our net sales.

Brand Building

Our continued ability to develop new brands and continually change and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. All aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. We continue to invest in the development of our brands through consumer research and advertising. We have also made investments to enhance the customer experience through the expansion and remodeling of existing stores, the closure of under-performing stores, and a focus on customer service.

Advertising

We place print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines. Our ads also appear in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and billboards. We have also run TV ads for Gap, Old Navy and Banana Republic and radio ads for Old Navy. We plan to continue our investments in advertising and marketing in 2005. There can be no assurances that these investments will result in increased sales or profitability.

Employees

As of January 29, 2005, we had a work force of approximately 152,000 employees, which includes a combination of part and full-time employees. We hire temporary employees primarily during the peak Back-to-School and Holiday seasons.

To remain competitive in the apparel retail industry we must attract, develop and retain skilled employees, including executives. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. The inability to develop effective plans to motivate, develop and retain key personnel could lead to unexpected loss of personnel and could have a material adverse effect on our results of operations. Also see the section entitled “Certain Additional Business Risk Factors – We must successfully gauge fashion trends and changing consumer preferences to succeed” below in this Item 1.

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

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results. In prior years, a disproportionate part of our past product offerings may have been too fashion-forward for our broad and diverse customer base. While we believe our current strategies and initiatives appropriately address these issues, merchandise misjudgments could have a material adverse effect on our image with our customers and on our operating results.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. Also see the section entitled “Employees” above in this Item 1.

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our fashion items with accuracy. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance for our products. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins. Also see the section entitled “We experience fluctuations in our comparable store sales and margins” below in this Item 1.

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

The market for prime real estate is competitive.

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively manage the profitability of our existing fleet of stores could have a material adverse effect on our results of operations.

We experience fluctuations in our comparable store sales and margins.

Our continued success depends, in part, upon our ability to continue to further improve sales, as well as both gross margins and operating margins. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. For example, over the past three years, our quarterly comparable store sales have ranged from a decrease of 17% in the first fiscal quarter of fiscal 2002 to an increase of 12% in the first fiscal quarter of 2003 to a decrease of 3% in the last fiscal quarter of 2004. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Over the past five years our reported gross margins have ranged from 37% in fiscal 2000 to 30% in fiscal 2001 to 34% in fiscal 2002 to 38% in fiscal 2003 to 39% in fiscal 2004. In addition, over the past five years our reported operating margins, have ranged from 10.1% in fiscal 2000 to 2.2% in fiscal 2001 to 7.0% in fiscal 2002 to 11.9% in fiscal 2003 to 12.2% in fiscal 2004.

Our ability to deliver healthy comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using more effective pricing strategies, and optimizing store performance by closing under performing stores. Any failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

Changes in our credit ratings may have a negative or positive impact on our financing costs and structure in future periods.

In November 2001, we issued $500 million aggregate principal amount of debt securities of which only $138 million remains outstanding at an original annual interest rate of 8.80%, due December 15, 2008 (the “notes”). The interest rate payable on the notes is subject to adjustment from time to time if either Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Service (“Standard & Poor’s”) reduces the rating ascribed to the notes below Baa2, in the case of Moody’s, or below BBB+, in the case of Standard & Poor’s. The interest rate on the notes increases by 0.25 % for each rating category downgrade by either rating agency. In addition, if Moody’s or Standard & Poor’s subsequently increases the rating ascribed to the notes, the ongoing interest rate then payable on the notes decreases by 0.25% for each rating category upgrade by either rating agency up to Baa2, in the case of Moody’s, or BBB+, in the case of Standard & Poor’s. In no event will the interest rate be reduced below the original interest rate payable on the notes. As a result of downgrades to our long-term credit ratings, the interest rate payable by us on the notes increased to 10.05% per annum as of January 29, 2005. On February 10, 2005, Standard & Poor’s upgraded our long term credit rating which will decrease the interest rate payable on the notes to 9.80% effective June 15, 2005. Given our current credit ratings, we do not have meaningful access to the commercial paper market. Any future reduction in our long-term senior unsecured credit rating could result in reduced access to the capital markets and higher interest costs on future financings.

For further information on our credit rating including outlook see the section entitled “Credit Facility and Debt” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to page 31 our 2004 Annual Report to Shareholders.

Trade matters and IT systems changes may disrupt our supply chain.

We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. Although the quota system established by the Agreement on Textiles and Clothing was completely phased out for World Trade Organization countries effective January 1, 2005, there can be no assurances that restrictions will not be reestablished for certain categories in specific countries. We are unable to determine the impact of the changes to the quota system on our global sourcing operations, including China. Our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and are currently implementing modifications and upgrades to our information technology systems supporting the product pipeline, including merchandise planning and forecasting, inventory and price management. Modifications involve replacing legacy systems with successor systems or making changes to legacy systems. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. The launch of these successor systems will take place in a phased approach over an approximate five-year period that began in 2002. Although we are on track with the replacement of our systems, there can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions. Supply chain disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We are implementing certain other changes to our IT systems that may disrupt operations.

In addition to modifying and replacing our systems related to sourcing and distributing merchandise, we continue to evaluate and are currently implementing modifications and upgrades to our information technology systems for point of sales (cash registers), real estate, and human resources. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as securing appropriate commercial contracts with third-party vendors supplying such replacement technologies. The launch of these successor systems will take place in a phased approach over an approximate five year period that began in 2002. In 2004 we completed installation of our new point of sales system in all of our domestic stores, implemented our global financial systems, and replaced our lease management systems. Although we are on track with replacement of our systems, there can be no assurances that we will successfully launch the remaining systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

Our growth is dependent on strategy development.

Our ability to grow our existing brands and develop or identify new growth opportunities depends in part on our ability to appropriately identify, develop and effectively execute strategies and initiatives. Failure to effectively identify, develop and execute strategies and initiatives may lead to increased operating costs without offsetting benefits and could have a material adverse effect on our results of operations.

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

Our Code of Business Conduct, Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, Governance, Nominating and Social Responsibility Committees), and Corporate Governance Guidelines are also available on our website. The Code of Business Conduct can be found at www.gapinc.com, under “Financials & Media, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website. The Committee Charters and Governance Guidelines can be found on our website under “Financials & Media, Corporate Governance.” All of these documents are also available in print to any shareholder who requests them.

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position and Principal Occupation During Past Five Years:

Nick Cullen, 50, Executive Vice President and Chief Supply Chain Officer since October 2003; President, North America Supply, Diageo PLC, a division of a global beer, wine and spirits distributor from 2000 to 2003; Director UK Operations Diageo PLC from 1999 to 2000.

Donald Fisher, 76, Founder and Chairman Emeritus since 2004; Chairman of the Company, 1969-2004.

Anne Gust, 47, Executive Vice President, Chief Administrative Officer since 2000 and Chief Compliance Officer since 1998; Executive Vice President, Human Resources, Legal, Global Compliance and Corporate Administration from 1999 to 2000. Joined in 1991.

Jenny Ming, 49, President, Old Navy Brand since 1998. Joined in 1986.

Byron Pollitt, 53, Executive Vice President and Chief Financial Officer since January 2003; Executive Vice President and Chief Financial Officer of Walt Disney Parks and Resorts from 1999 to 2003.

Paul Pressler, 48, President and Chief Executive Officer of the Company since 2002; Chairman of Walt Disney Parks and Resorts, an entertainment company, 2000-2002; President of Walt Disney Attractions, an entertainment company, 1998-2000.

Eva Sage-Gavin, 46, Executive Vice President Human Resources since March 2003; Senior Vice President Human Resources of Sun Microsystems, Inc. from 2000 to 2003; Senior Vice President Human Resources of Disney Consumer Products from 1997 to 2000.

Item 2 – Properties

We operate stores in the United States, Canada, the United Kingdom, France, and Japan. The stores operated as of January 29, 2005 aggregated approximately 36.6 million square feet. Almost all our stores are leased either on a short term basis with one or more options after our initial term, or slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

We own approximately 1.2 million square feet of headquarters office space located in San Francisco, San Bruno and Rocklin, California. We lease approximately 1.5 million square feet of headquarters office space, located in San Francisco, San Bruno and Rocklin, California; New York, New York; and Albuquerque, New Mexico. Of the 1.5 million square feet of office space leased, approximately 130,000 square feet is under sublease to others and approximately 450,000 square feet is being marketed for sublease to others. We also lease approximately 25 domestic regional offices and approximately 35 international offices. We own approximately 9.5 million square feet of distribution space located in Fresno, California; Edgewood, Maryland; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We recently announced that we will be closing our Edgewood, Maryland facility and consolidating its operations into several of our other facilities in the summer of 2005. We lease approximately 1.7 million square feet of distribution space located in Grove City, Ohio and in the Northern Kentucky suburbs outside Cincinnati, Ohio. A third-party logistics company provides logistics services to us through a 390,000 square foot distribution warehouse in Funabashi City, Chiba, Japan.

In fiscal 2004, we recorded certain additional sublease loss reserves relating to certain facilities. See Note F to Notes to Consolidated Financial Statements, incorporated by reference in Item 8 - Financial Statements and Supplementary Data.

Item 3 - Legal Proceedings

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

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

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 - Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The information required by this item is incorporated herein by reference to page 64 of the 2004 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

(b) Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 29, 2005, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Oct. 31 – Nov.27)	12,477,100	$22.32	12,477,100	$134 million
Month #2 (Nov. 28 – Jan. 1)	11,737,800	$21.19	11,737,800	$135 million
Month #3 (Jan. 2 – Jan. 29)	6,436,100	$20.94	6,436,100	$1.5 billion

Total, Jan. 29, 2005	30,651,000	$21.60	30,651,000	$1.5 billion

(1)	On October 7, 2004, the Company announced a $500 million share repurchase program. On November 4, 2004, the Company announced an addition of $250 million to the program. On December 2, 2004, the Company announced an addition of $250 million to the program for an aggregate of $1 billion. On January 25, 2005, the Board of Directors approved an incremental $1.5 billion to the program for an aggregate $2.5 billion. The Board of Directors’ authority with respect to this additional $1.5 billion expires February 24, 2007.

Item 6 - Selected Financial Data

The information required by this item is incorporated herein by reference to page 20 of the 2004 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to pages 21 through 36 of the 2004 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to pages 37 through 38 of the 2004 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages 41 through 64 of the 2004 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 9 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 29, 2005.

As part of these disclosure controls and procedures, we review the appropriateness of our accounting policies. During the fourth quarter of fiscal 2004, we initiated a reassessment of our policy related to the accounting for operating leases with scheduled rent increases. We determined that our policy should be corrected to recognize minimum rent payments on a straight-line basis beginning with the time we take possession of the premises, instead of the previous policy of using the store opening date. The previously reported financial statements included in this Form 10-K have been restated to reflect this correction.

During fiscal 2003, we also reassessed our accounting policy that classified a portion of our lease incentives as a reduction of leasehold improvements. Effective February 1, 2004, we prospectively changed our accounting policy to treat lease incentives received as deferred lease incentives. The controls related to the application of this new policy were evaluated and deemed to be operating effectively as of January 29, 2005. We corrected the prior year financial statements in conjunction with the restatement.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute assurance that reported financial information is materially accurate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 29, 2005.

In reaching its conclusion that the internal control over financial reporting was effective as of January 29, 2005, management carefully considered the facts and circumstances surrounding the restatement of the Company’s previously issued financial statements.

During fiscal 2003, we reassessed our accounting policy that classified a portion of our lease incentives as a reduction of leasehold improvements. Effective February 1, 2004, we prospectively changed our accounting policy to treat lease incentives received as deferred lease incentives. The controls related to the application of this new policy were evaluated and deemed to be operating effectively as of January 29, 2005. We corrected the prior year financial statements in conjunction with the restatement.

A control deficiency in monitoring compliance with generally accepted accounting principles in the area of accounting for operating leases with scheduled rent increases was detected during our assessment process that resulted in cumulative, non-cash adjustments that would have been material to the financial performance of fiscal 2004. As a result, management decided to restate previously issued financial statements to provide transparency as to the effect of the correction on the prior period results, and enhance the comparability of the prior financial information.

The impact of this correction on the periods subject to restatement was immaterial. Substantially all of the adjustment related to periods prior to 2002, and the correcting cumulative adjustment was also immaterial to shareholders’ equity as of February 2, 2002. As a result, management concluded that this control deficiency was not a material weakness.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is incorporated herein by reference to page 40 of the 2004 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During fiscal 2004, the Company initiated a company-wide implementation of a new integrated financial application software system. As of January 29, 2005, substantially all of the Company’s businesses were using the new system. Management believes the new system represents an improvement to the internal control environment. The new system was subject to review during its implementation phase, and audit and validation during the controls self assessment process. As a result of these evaluations, it was concluded that the design and effectiveness of the controls over the new system was functioning effectively.

Other than the above, there were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter of fiscal 2004 that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Board Committees – Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement. See also Item 1 above in the section entitled “Executive Officers of the Registrant.”

The Company has adopted a code of ethics, our Code of Business Conduct, that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct is available on our website, www.gapinc.com, under “Financials & Media, Corporate Compliance, Code of Business Conduct” and in print to any person who requests it. Any amendments and waivers to the code will also be available on the website.

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Summary of Executive Compensation,” “Stock Options,” “Compensation Committee Interlocks and Insider Participation,” and “Employment Contracts, Termination of Employment and Change in Control Arrangements,” in the 2005 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Equity Plan Compensation Information” and “Beneficial Ownership of Shares” in the 2005 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Other Reportable Transactions” in the 2005 Proxy Statement.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2005 Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report .

(1)	Consolidated Financial Statements of The Gap, Inc. are included in Part II, Item 8:

(i)       Report of Independent Registered Public Accounting Firm. Incorporated by reference to page 40 of the 2004 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

(ii)	Consolidated Balance Sheets.

(iii)	Consolidated Statements of Operations.

(iv)	Consolidated Statements of Shareholders’ Equity.

(v)	Consolidated Statements of Cash Flows.

(vi)	Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(3)	Exhibits

See attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: March 25, 2005	By	/s/ Paul S. Pressler
Paul S. Pressler,
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2005	By	/s/ Byron Pollitt
Byron Pollitt
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2005	By	/s/ Howard P. Behar
Howard P. Behar, Director

Date: March 25, 2005	By	/s/ Adrian D. P. Bellamy
Adrian D. P. Bellamy, Director

Date: March 25, 2005	By	/s/ Domenico De Sole
Domenico De Sole, Director

Date: March 25, 2005	By	/s/ Donald G. Fisher
Donald G. Fisher, Director

Date: March 25, 2005	By	/s/ Doris F. Fisher
Doris F. Fisher, Director

Date: March 25, 2005	By	/s/ Robert J. Fisher
Robert J. Fisher, Director

Date: March 25, 2005	By	/s/ Penelope L. Hughes
Penelope L. Hughes, Director

Date: March 25, 2005	By	/s/ Bob L. Martin
Bob L. Martin, Director

Date: March 25, 2005	By	/s/ Jorge P. Montoya
Jorge P. Montoya, Director

Date: March 25, 2005	By	/s/ Paul S. Pressler
Paul S. Pressler, Director

Date: March 25, 2005	By	/s/ James M. Schneider
James M. Schneider, Director

Date: March 25, 2005	By	/s/ Mayo A. Shattuck III
Mayo A. Shattuck III, Director

Date: March 25, 2005	By	/s/ Margaret C. Whitman
Margaret C. Whitman, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562

3.3	Registrant’s Amended and Restated Bylaws (effective July 27, 2004), filed as Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended July 31, 2004, Commission File No. 1-7562

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

4.3	Indenture, dated March 5, 2002, between Registrant and The Bank of New York, filed as Exhibit 4.1 to Registrant’s Form S-3, dated May 2, 2002, Commission File No. 333-87442

10.1	Credit Agreement, dated as of June 25, 2003, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint book managers (the “Joint Managers”), BAS, HSBC Bank USA (“HSBC”) and J.P. Morgan Inc. (“JP Morgan”) as co-syndication agents, CGMI, BAS, and JP Morgan as joint lead arrangers and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated June 25, 2003, Commission File No. 1-7562

10.2	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K, filed September 2, 2004, Commission File No. 1-7562

10.3	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.2 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562

10.4	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.3 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562

10.5	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.4 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562

10.6	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.5 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562

10.7	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 4, 2004, Commission File No. 1-7562

10.8	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to Registrant’s Form 8-K on November 4, 2004, Commission File No. 1-7562

10.9	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to Registrant’s Form 8-K on November 4, 2004, Commission File No. 1-7562

10.10	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to Form 8-K on November 4, 2004, Commission File No. 1-7562

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.11	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690

10.12	Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686

10.13	Executive Management Incentive Cash Award Plan (March 23, 2004 Amendment and Restatement) filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 12, 2004, Commission File No. 1-7562

10.14	Executive Management Incentive Compensation Award Plan (January 25, 2005 Amendment and Restatement) filed as Exhibit 10.1 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562

10.15	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562

10.16	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562

10.17	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.18	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.19	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.20	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.21	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562

10.22	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.23	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562

10.24	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.25	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.26	Form of Restricted Stock Agreement under Registrant’s 1996 Stock Option and Award Plan filed, as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562

10.27	Form of Restricted Stock Agreement effective February 2, 2002 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.20 to Registrant’s Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562

10.28	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562

10.29	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.30	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.31	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.32	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.33	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.34	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.35	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562

10.36	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562

10.37	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.38	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562

10.39	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562

10.40	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.41	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.42	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the quarter and year ended January 31, 2004, Commission File No. 1-7562.

10.43	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562

10.44	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265

10.45	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562

10.46	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508

10.47	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523

10.48	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128

10.49	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921

10.50	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921

10.51	Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.52	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562

10.53	Letter Agreement entered into as of February 7, 2003 by and between Registrant and Heidi Kunz, filed as exhibit 10.1 to the Company’s Form 8-K, dated February 11, 2003, Commission File No. 1-7562

10.54	Offer Letter dated as of February 25, 2003 by and between Registrant and Eva Sage-Gavin, filed as Exhibit 10.1 to the Company’s Form 8-K, dated February 27, 2003, Commission File No. 1-7562

10.55	Agreement of termination of employment, dated as of July 21, 2003, by and between Charles K. Crovitz and Registrant, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated July 22, 2003, Commission File No. 1-7562

10.56	Offer Letter dated as of October 8, 2003 by and between The Gap, Inc. and Nick Cullen, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2003, Commission File No. 1-7562.

10.57	Employment Agreement dated as of September 25, 2002 by and between Paul S. Pressler and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on September 26, 2002, Commission File No. 1-7562.

10.58	Offer Letter dated as of January 15, 2003 by and between Byron Pollitt and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on January 21, 2003, Commission File No. 1-7562.

10.59	Form of Nonqualified Stock Option Agreement for Paul Pressler under the company’s 1996 Stock Option and Award Plan filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 1, 2004, Commission File No. 1-7562

10.60	Agreement dated as of September 24, 2004 and confirmed on September 30, 2004 by and between Gary Muto and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K, Commission File No. 1-7562

10.61	Automatic Grant of Stock Options to Non-Employee Directors

10.62	Summary of Named Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on March 16, 2005, Commission File No. 1-7562

12	Statement Regarding Computation of Ratios

13	Portions of Registrant’s annual report to security holders for the fiscal year ended January 29, 2005

14	Code of Business Conduct

21	Subsidiaries of Registrant

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002