Form 10-Q
period 2005-04-30
GAP INC
filed 2005-06-02
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.05 par value, 902,105,234 shares as of May 28, 2005

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions except par value, shares in thousands)	April 30, 2005	Jan. 29, 2005	May 1, 2004 (as restated, see Note 2)
ASSETS
Current Assets:
Cash and equivalents	$1,354	$2,245	$2,372
Short-term investments	1,254	817	909
Restricted cash	1,008	1,015	1,361

Cash and equivalents, short-term investments and restricted cash	3,616	4,077	4,642
Merchandise inventory	1,917	1,814	1,816
Other current assets	502	413	394

Total current assets	6,035	6,304	6,852
Property and equipment, net of accumulated depreciation of $3,763, $3,793, and $3,904	3,315	3,376	3,469
Other assets	422	368	378

Total assets	$9,772	$10,048	$10,699

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$271
Accounts payable	1,175	1,240	1,075
Accrued expenses and other current liabilities	913	924	868
Income taxes payable	168	78	152

Total current liabilities	2,256	2,242	2,366

Long-Term Liabilities:
Long-term debt	513	513	937
Senior convertible notes	—	1,373	1,380
Lease incentives and other liabilities	980	984	1,043

Total long-term liabilities	1,493	2,870	3,360

Shareholders’ Equity:
Common stock $.05 par value Authorized 2,300,000 shares; Issued 1,072,598, 985,738, and 978,270 shares; Outstanding 921,655, 860,559 and 899,339 shares	54	49	49
Additional paid-in capital	2,286	904	769
Retained earnings	7,430	7,181	6,402
Accumulated other comprehensive earnings	53	48	25
Deferred compensation	(7)	(8)	(11)
Treasury stock, at cost	(3,793)	(3,238)	(2,261)

Total shareholders’ equity	6,023	4,936	4,973

Total liabilities and shareholders’ equity	$9,772	$10,048	$10,699

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
($ in millions except per share amounts, shares in thousands)	April 30, 2005		May 1, 2004 (as restated, see Note 2)
Net sales	$3,626		$3,668
Cost of goods sold and occupancy expenses	2,145		2,088

Gross profit	1,481		1,580
Operating expenses	1,016		998
Loss on early retirement of debt	—		30
Interest expense	23		52
Interest income	(25)		(12)

Earnings before income taxes	467		512
Income taxes	176		200

Net earnings	$291		$312

Weighted average number of shares - basic	888,920		898,082
Weighted average number of shares - diluted	951,862		996,327
Earnings per share - basic	$0.33		$0.35
Earnings per share – diluted	$0.31		$0.33
Cash dividends per share	$0.07	(a,b)	$0.02	(c)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.045 per share declared in first quarter of fiscal 2005 and paid in first quarter of fiscal 2005.

(b)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2004 but paid in first quarter of fiscal 2005.

(c)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2003 but paid in first quarter of fiscal 2004.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004 (as restated, see Note 2)
Cash Flows from Operating Activities:
Net earnings	$291	$312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	146	155
Other non-cash reconciling adjustments	4	9
Deferred income taxes	(35)	(4)
Changes in operating assets and liabilities:
Merchandise inventory	(106)	(120)
Other assets	(99)	(47)
Accounts payable	(65)	(98)
Accrued expenses and other current liabilities	(40)	(7)
Income taxes payable, net	102	(75)
Lease incentives and other liabilities	27	40

Net cash provided by operating activities	225	165

Cash Flows from Investing Activities:
Purchase of property and equipment	(112)	(35)
Purchase of short term investments	(725)	(529)
Maturities of short term investments	293	693
Purchase of long term investments	(50)	—
Restricted cash	7	(10)
Changes in lease rights and other assets	(3)	2

Net cash (used for) provided by investing activities	(590)	121

Cash Flows from Financing Activities:
Payments of long-term debt (a)	—	(170)
Issuance of common stock (a)	24	29
Purchase of treasury stock	(488)	—
Cash dividends paid	(62)	(20)

Net cash used for financing activities	(526)	(161)

Effect of exchange rate fluctuations on cash	—	(14)

Net (decrease) increase in cash and equivalents	(891)	111
Cash and equivalents at beginning of period	2,245	2,261

Cash and equivalents at end of period	$1,354	$2,372

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$52	$61
Cash paid during the period for income taxes	$107	$275

(a)	Does not include the non-cash conversion of our senior convertible debt of $1.37 billion to 85,143,950 shares of common stock. See Note 6.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of April 30, 2005, January 29, 2005 and May 1, 2004, the interim condensed consolidated statements of operations and the condensed consolidated statements of cash flows for each of the thirteen week periods ended April 30, 2005 and May 1, 2004, have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at April 30, 2005 and May 1, 2004 and for all periods presented.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2005.

Certain amounts from the prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on net earnings as previously reported.

The results of operations for the thirteen weeks ended April 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 2006.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2004, we re-evaluated our lease accounting practices and corrected the way we account for our leases, specifically the accounting for operating leases with scheduled rent and tenant allowances.

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. In prior periods, we had determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date, instead of at the time we take physical possession of the property to start construction on leasehold improvements. This had the effect of excluding the construction period of the stores from the calculation of the period over which rent is expensed. We have restated our previously reported financial statements to correct our accounting for scheduled rent increases.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by us should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. We had previously classified a portion of tenant allowances as a reduction to store build out costs instead of as a deferred lease credit on the consolidated balance sheet to reflect construction costs incurred on behalf of the landlord. As a result, we also amortized the deferred lease credit over the asset life instead of over the lease term and reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense. We reassessed this accounting policy in 2003 and effective February 1, 2004, prospectively changed our accounting policy to treat lease incentives received as deferred lease incentives. We have also corrected the prior years consolidated financial statements to properly account for tenant allowances.

In addition, we have restated our first quarter 2004 condensed consolidated statements of cash flows to reflect changes in restricted cash balances as an investing activity rather than a financing activity.

The following is a summary of the effects of these adjustments on our condensed consolidated financial statements.

Thirteen weeks ended May 1, 2004	Condensed Consolidated Statement of Operations
($ in millions, except per share amounts)	As previously reported	Adjustments	As restated
Cost of goods sold and occupancy expenses	$2,089	$(1)	$2,088
Gross Profit	1,579	1	1,580
Earnings before income taxes	511	1	512
Net earnings	312	—	312
Earnings per share – basic	$0.35	$—	$0.35
Earnings per share - diluted	0.32	0.01	0.33

As of May 1, 2004	Condensed Consolidated Balance Sheet
($ in millions)	As previously reported (a)	Adjustments	As restated
Total current assets	$6,858	$(6)	$6,852
Property and equipment, net	3,227	242	3,469
Other assets	282	96	378
Total assets	10,367	332	10,699
Accrued expenses and other current liabilities	833	35	868
Total current liabilities	2,331	35	2,366
Lease incentives and other liabilities	613	430	1,043
Total long-term liabilities	2,930	430	3,360
Retained earnings	6,532	(130)	6,402
Accumulated other comprehensive earnings	28	(3)	25
Total shareholders’ equity	5,106	(133)	4,973
Total liabilities and shareholders’ equity	10,367	332	10,699

(a)	See Note 1.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was initially proposed to be effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date to the first interim reporting period of the registrant’s next fiscal year. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We are still assessing the impact on our results of operations and financial position upon the adoption of SFAS 123(R).

4.	STOCK-BASED AWARDS

We account for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the consolidated statements of operations. Performance units and discounted stock option awards, which are granted at less than fair market value, result in the recognition of deferred compensation. Deferred compensation is shown as a reduction of shareholders’ equity and is amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method.

Beginning in 2005, the Compensation and Management Development Committee of the Board of Directors (the “Committee”) began granting stock awards in the form of performance units under our 1996 Stock Option and Award

Plan. One share of common stock is issued for each performance unit upon time-based vesting of the awards. During the first thirteen weeks of 2005, we awarded approximately 1.9 million performance units subject to time-based vesting. We recognize compensation expense for these performance units based on the fair market value of the underlying common stock on the date of grant. The award is shown as an increase to shareholders’ equity and is amortized to operating expenses over the vesting period of the performance unit.

Also, beginning in 2005, the Committee set goals under the Executive Management Incentive Compensation Award Plan (“Executive MICAP”) with awards payable in performance units issued under our 1996 Stock Option and Award Plan. These performance units will only be granted upon the achievement by the company of certain performance metrics. The final number of performance units to be awarded will be based on achievement of the performance criteria and the fair value of our common stock on the date of the award. After granting, each performance unit will be subject to time-based vesting. We recognize compensation expense for performance units over the performance and vesting period of the units. At April 30, 2005, we estimated that approximately 600,000 performance units may be awarded.

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123” and Statement of Financial Accounting Standards No. 123 (“SFAS 123”) requires the disclosure of pro forma net earnings per share as if we had adopted the fair value method. Under SFAS 123, the fair value of stock based compensation is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected life, which affect the calculated values. The following table illustrates the effect on net earnings and earnings per share had we applied the fair value recognition provisions of SFAS 123:

	Thirteen Weeks Ended
($ in millions, except per share amounts)	April 30, 2005	May 1, 2004
Net earnings
As reported	$291	$312
Add: Stock-based employee compensation expense included in reported net earnings, net of tax related effects	3	1
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(16)	(17)

Pro forma net earnings	$278	$296

Earnings per share:
As reported-basic	$0.33	$0.35
Pro forma-basic	0.31	0.33
As reported-diluted	0.31	0.33
Pro forma-diluted	0.30	0.31

5.	COMPREHENSIVE EARNINGS

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

Comprehensive earnings for the thirteen weeks ended April 30, 2005 and May 1, 2004 were as follows:

	Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004
Net earnings	$291	$312
Adjustments for foreign currency translation	(5)	(19)
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	3	11

Comprehensive earnings	$289	$304

6.	DEBT, SENIOR CONVERTIBLE NOTES AND OTHER CREDIT ARRANGEMENTS

As of April 30, 2005, we had $570 million in trade letters of credit issued under our letter of credit agreements totaling $900 million. There were no drawings under our $750 million revolving credit facility.

On March 11, 2005, we called for the full redemption of $1.373 billion aggregate principal amount of our 5.75 percent Senior Convertible Notes due March 15, 2009. The redemption was completed by March 31, 2005. Note holders had the option of receiving either cash at a redemption price equal to 102.46 percent of the principal amount of the note, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of notes, or alternatively, converting their notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount, at a conversion price equal to $16.12 per share, thereby forfeiting any accrued interest after coupon payment date of March 15, 2005. As of March 31, 2005, $1.373 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in redemption.

In line with our objective of reducing long-term debt, during the first thirteen weeks of fiscal 2004, we repurchased and extinguished early an aggregate of $47 million in principal amount of our bonds due 2005, $49 million in principal amount of our bonds due 2007 and $74 million in principal amount of our bonds due 2008. Therefore, for the thirteen weeks ended May 1, 2004, we reduced our domestic debt by $170 million. We performed a net present value analysis on our outstanding debt and determined that it would be more beneficial to repurchase the debt early even though we incurred $30 million in losses on early retirement of debt due to premiums paid and issuance cost write-offs.

On February 10, 2005, Standard & Poor’s upgraded our senior unsecured debt rating to investment grade, BBB- from BB+, with a stable outlook. On April 5, 2005, Moody’s upgraded our senior unsecured debt rating to Baa3 from Ba1, with a positive outlook. As a result of these upgrades by the rating agencies, the interest rate payable by us on the 2008 notes will decrease by 50 basis points to 9.55 percent per annum as of June 15, 2005.

7.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On February 24, 2005, we announced the authorization of a new $1.5 billion share repurchase program. Under this program, shares may be repurchased over 24 months. During the first thirteen weeks of 2005, we have repurchased approximately 26 million shares of our common stock at a total cost of approximately $556 million, at an average price per share of $21.53 including commissions.

Differences between cash used in financing activities related to purchase of common stock and the comparable change in shareholders’ equity of $67 million is due to the timing difference between the recognition of common stock purchases and the cash settlement of the common stock purchases.

Dividends

On January 25, 2005 we announced that our Board of Directors declared a quarterly dividend of $0.0222 per share payable on February 23, 2005, to shareholders of record at the close of business on February 8, 2005.

On February 24, 2005 we announced our intention to increase our annual dividend per share from $0.0888 to $0.18 for fiscal year 2005, excluding the dividend paid on February 23, 2005. The dividend is expected to be payable quarterly in late April, July, October and January.

On March 22, 2005 we announced that our Board of Directors declared a first quarter dividend of $0.045 per share payable on April 26, 2005, to shareholders of record at the close of business on April 5, 2005.

8.	EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options and unvested performance units, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels calculated using the if-converted method. The following summarizes the incremental shares from the potentially dilutive securities:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Net earnings-basic ($ in millions)	$291	$312
Add: Interest on convertible notes	8	12

Net earnings-diluted ($ in millions)	$299	$324

Weighted-average number of shares-basic (in thousands)	888,920	898,082

Incremental shares resulting from:
Stock options and performance units	10,910	12,637
Senior convertible notes	52,032	85,608

Weighted-average number of shares-diluted (in thousands)	951,862	996,327

Earnings per share-basic	$0.33	$0.35
Earnings per share-diluted	$0.31	$0.33

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 35,814,023 and 30,080,033 shares of common stock during the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. For the thirteen weeks ended April 30, 2005 and May 1, 2004, 18,365 and 0 performance units have been excluded from the calculation of diluted earnings per share. The excluded amounts are calculated using the treasury stock method and the calculation is based on the number of units expected to be awarded upon achievement of the performance criteria established under Executive MICAP. The calculated amounts have been excluded because the performance conditions were not met as of the end of the quarter. See Note 4 for a discussion of the performance unit awards.

9.	OTHER OPERATING CHARGES

The following table provides the liability balances and activities of our sublease loss reserve:

($ In millions)	April, 30, 2005	May 1, 2004
Balance at beginning of period	$94	$105
Change in provision	(10)	1
Cash payments	(6)	(6)

Balance at end of period	78	$100

We record a sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease loss charges are reflected in operating expenses in our condensed consolidated statements of operations.

Remaining cash expenditures associated with the headquarter facilities sublease loss reserve are expected to be paid over the various remaining lease terms through 2017. Based on our assumptions as of April 30, 2005, we expected our lease payments, net of sublease income, to result in a total net cash outlay of approximately $147 million for future rent.

In mid-May 2005, we decided that we would occupy one of the vacant leased properties in San Francisco. The sublease loss reserve of $58 million at April 30, 2005 will be reversed in the second quarter of 2005. See Note 11.

10.	COMMITMENTS AND CONTINGENCIES

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, intellectual property, financial agreements and various other agreements. Under these contracts we may provide certain indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications), or personal injury matters or other matters. The terms of these indemnifications range in duration and may not be explicitly defined.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $82 million, of which $15 million has been cash collateralized.

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

11.	SUBSEQUENT EVENTS

Letter of Credit Agreements

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replace our existing letter of credit agreements. Unlike the existing letter of credit agreements, the new letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the existing letter of credit agreements was fully released as of May 6, 2005. This cash will not be reflected as restricted cash on our condensed consolidated balance sheet beginning in the second quarter of 2005. The new letter of credit agreements contain financial and other covenants substantially similar to those included in our $750 million five-year unsecured revolving credit facility, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the new letter of credit agreements, which would permit the participating banks to terminate our ability to request letters of credit and require the immediate posting of cash collateral in support of any outstanding letters of credit. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Headquarters Facilities

We recently completed an assessment of our available space and future office facility needs. In mid-May 2005, we decided that we would occupy one of the vacant leased properties in San Francisco. The sublease loss reserve of $58 million at April 30, 2005 will be reversed in the second quarter of 2005. Planning efforts to design and construct this space for occupation in 2006 have not commenced.

Deloitte & Touche LLP
50 Fremont Street San Francisco, CA 94105-2230 USA Tel: +1 415 783 4000 Fax: +1 415 783 4329 www. deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Gap, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of April 30, 2005 and May 1, 2004, and the related condensed consolidated statements of operations and cash flows for the thirteen-week periods ended April 30, 2005 and May 1, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2005, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the restatement discussed in Note 2. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2, the accompanying condensed consolidated financial statements for the thirteen-week period ended May 1, 2004 have been restated.

/s/ Deloitte & Touche LLP

San Francisco, California
June 2, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our Business

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Banana Republic and Old Navy brands. We operate stores in the United States, Canada, the United Kingdom, France and Japan. In addition, our U.S. customers may shop online at gap.com, bananarepublic.com and oldnavy.com. We design virtually all of our products, which are manufactured by independent sources, and sell them under our three brands: Gap, Banana Republic, and Old Navy.

Overview

Despite a challenging first quarter, we continued to make progress on driving shareholder value by returning $556 million in excess cash to shareholders through share repurchases and by completing the redemption of our $1.37 billion Senior Convertible Notes which were converted into approximately 86 million shares. Net sales for the first quarter decreased 1 percent while retail comparable store sales were down 4 percent compared to last year. Gross margin declined 2.3 percentage points from last year, primarily impacted by a highly promotional environment and weak product acceptance, which drove regular margin decreases. Our operating expenses increased 1.8 percentage points from the prior year as we continued to invest in growth initiatives to drive long term value and also incurred incremental marketing expenses in our international operations. The above factors resulted in net earnings that were 7 percent below last year and earnings per share of $0.31, which was $0.02 lower than last year.

We generated free cash flow of $113 million, a decrease of $17 million compared to prior year due to lower earnings and higher capital expenditures, which were associated with new store openings and store remodels as we invest in our future. Such factors were offset by improvements in working capital management. For a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Liquidity section of this Management’s Discussion and Analysis. In addition, Standard & Poor’s upgraded our senior unsecured debt rating to investment grade, BBB- on February 10, 2005 and Moody’s upgraded our senior unsecured debt rating to investment grade, Baa3 on April 5, 2005. Subsequent to the first quarter of fiscal 2005, we renegotiated our letter of credit agreements, which will add to our financial flexibility and decrease most of our restricted cash balance on our consolidated balance sheet.

We unveiled our fourth brand, Forth & Towne, as our newest concept in our family of brands, which will offer fashionable apparel and accessories targeting women over age 35. Forth & Towne will launch in five test stores in the fall of 2005.

Furthermore, we made solid progress on our plan to enhance shareholder value through cash distributions. We continued to return excess cash to shareholders by repurchasing approximately 26 million shares of our common stock for $556 million and doubled our quarterly dividend from $0.0222 per share to $.045 per share.

In summary, we remain focused on operational discipline and will continue to execute our strategies for the remainder of 2005. These strategies include providing innovative trend right products for our customers; rolling out size localization to drive higher regular price selling; consolidating vendors to build sustaining relationships to leverage our scale; and executing new growth initiatives such as Old Navy store growth and the launches of Forth & Towne and Banana Republic in Japan. We are focused on improving our product and believe that our strong operational discipline will continue to provide a solid foundation for earnings growth. We are confident in our brand strategies and our ability to drive long-term shareholder value.

For the full year, we are reaffirming our previous guidance with operating margin expectation of about 13 percent. We expect our annual earnings per share to be $1.44 to $1.48 per share, with more than half of the growth to come from the absence of early debt retirement costs, lower share count due to share repurchases, and interest savings. This estimate reflects the impact of the real estate decision discussed in Note 11 to the accompanying condensed consolidated financial statements, but does not include the effect of the new accounting requirement under SFAS 123R to expense stock options beginning in the first quarter of 2006.

Forward-Looking Statements

This Quarterly Report on Form 10-Q Report contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) timing of dividends in fiscal 2005; (ii) impact of loss under contractual indemnifications; (iii) providing innovative trend right products for our customers; (iv) rolling out assortment and size localization to drive higher regular price selling; (v) building sustaining vendor relationships and leveraging our scale; (vi) execution of new growth initiatives; (vii) improving our product; (viii) providing a solid foundation for earnings growth; (ix) driving long-term shareholder value; (x) earnings per share for fiscal 2005; (xi) operating margin for 2005; (xii) interest expense savings for fiscal 2005; (xiii) gross interest expense for fiscal 2005; (xiv) effective tax rate for fiscal 2005; (xv) free cash flow in fiscal 2005; (xvi) amount of unrestricted cash available in the future; (xvii) year over year change in inventory per square foot at the end of the second quarter of fiscal 2005 and the third quarter of fiscal 2005; (xviii) capital expenditures in fiscal 2005; (xix) number of new store openings and store closings in fiscal 2005 and weightings by brand; (xx) net square footage change in fiscal 2005; (xxi) funding of capital expenditures in fiscal 2005; (xxii) dividend policy and increases in future periods; and (xxiii) maximum exposure and cash collateralized balance for reinsurance pool in future periods.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the U.S. and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs and capital structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statement are based on information as of May 31, 2005 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document is read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 2 to the condensed consolidated financial statements, during fiscal 2004, we re-evaluated our lease accounting practices and corrected the way we account for our leases, specifically the accounting for operating leases with scheduled rent and tenant allowances.

In addition, we have restated our first quarter of 2004 consolidated statements of cash flows to reflect changes in restricted cash balances as an investing activity rather than a financing activity.

All items in this management’s discussion and analysis have been revised for the effects of these restatements.

RESULTS OF OPERATIONS

Business in the first quarter was challenging. Net earnings decreased 7 percent to $291 million or $0.31 per share, compared to net earnings of $312 million or $0.33 per share.

Net Sales by Brand, Region and Channel

Net sales consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand.

Thirteen Weeks Ended April 30, 2005		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,145	$1,512	$491	$—	$3,148
	Direct (Online)	55	62	21	—	138
Europe	Stores	193	—	—	—	193
Asia	Stores	144	—	—	—	144
Other (2)		—	—	—	3	3

Total		$1,537	$1,574	$512	$3	$3,626

Global Sales Growth (Decline)		(6%)	3%	2%	—	(1%)

Thirteen Weeks Ended May 1, 2004		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,219	$1,485	$481	$—	$3,185
	Direct (Online)	58	48	22	—	128
Europe	Stores	189	—	—	—	189
Asia	Stores	150	—	—	—	150
Other (2)		14	—	—	2	16

Total		$1,630	$1,533	$503	$2	$3,668

Global Sales Growth		4%	12%	23%	—	9%

(1)	North America includes the United States, Canada and Puerto Rico.

(2)	Other includes Germany and International Sales Program. In August 2004, we sold our stores and exited the market in Germany.

Net Sales

A store is included in comparable store sales (“Comp”) when all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 15 percent within the past year, and the store has not been permanently repositioned within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales.

A store is considered non-comparable (“Non-comp”) when, in general, the store has no comparable prior year sales. For example, a store that has been open for less than one year, a store that has changed its square footage by more than 15 percent within the past year, or the store has been permanently repositioned within the past year is considered Non-comp. Non-store sales such as online operations are also considered Non-comp.

Thirteen Weeks Ended April 30, 2005	Gap (2)	Old Navy	Banana Republic	Other	Total
Increase (decrease) ($ in millions)
2004 Net Sales	$1,630	$1,533	$503	$2	$3,668
Comparable store sales	(65)	(61)	(19)	—	(145)
Noncomparable store sales	(41)	81	28	1	69
Direct (Online)	(3)	14	(1)	—	10
Foreign Exchange (1)	16	7	1	—	24

2005 Net Sales	$1,537	$1,574	$512	$3	$3,626

(1)	Foreign exchange is the translation impact of current year sales at current year exchange rates versus current year sales at prior year exchange rates.

(2)	Includes Gap International.

Our first quarter 2005 sales decreased $42 million, or 1 percent, compared to the first quarter of fiscal 2004. Our comparable store sales declined 4 percent, primarily driven by weak product acceptance of our spring merchandise, which drove higher promotions and reduced regular price selling. Gap international comparable store sales were negatively impacted by weak product acceptance in Japan, while Europe enjoyed positive response to its increased market-specific assortment. We continue to study local market preferences and are working to better tailor product assortments to be more market appropriate. In addition, we are hiring dedicated design teams for the international markets and will continue to place merchants in markets in both Tokyo and London to address local customer merchandising needs. Although we ended the first quarter of fiscal 2005 with fewer stores than the end of the first quarter of fiscal 2004, our new store openings outpaced our store closures, which drove the increase in total noncomparable store sales. Our overall net square footage increased slightly. Sales productivity in the first quarter of fiscal 2005 decreased to $95 per average square foot compared with $97 per average square foot in the first quarter of fiscal 2004. During the first quarter of fiscal 2005, we closed 25 under-performing stores, mainly for Gap brand. We opened 41 new stores, mainly for Old Navy.

Comparable store sales percentage by brand for the first quarter 2005 and 2004 were as follows:

•	Gap North America reported negative 4 percent in 2005 versus positive 4 percent in 2004

•	Old Navy North America reported negative 4 percent in 2005 versus positive 9 percent in 2004

•	Banana Republic North America reported negative 4 percent in 2005 versus positive 21 percent in 2004

•	International reported negative 6 percent in 2005 versus negative 5 percent in 2004

Store count and square footage were as follows:

	April 30, 2005		May 1, 2004
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,390	13.0	1,479	13.6
Gap Europe	167	1.5	183	1.7
Gap Asia	84	0.9	73	0.8
Old Navy North America	907	17.6	843	16.7
Banana Republic North America	462	3.9	438	3.7

Total	3,010	36.9	3,016	36.5

Increase/(Decrease)	(0)%	1%	(3%)	(2%)

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include the cost of merchandise, inventory shortage and valuation adjustments, inbound freight charges, purchasing and receiving costs, certain payroll costs associated with our sourcing operations, inspection costs, warehousing costs, rent, occupancy and depreciation for our stores and distribution centers.

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Cost of Goods Sold and Occupancy Expenses	$2,145	$2,088	59.2%	56.9%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 2.3 percentage points during the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. The margin decline was driven by the clearance of spring merchandise, which increased promotional selling and decreased regular price margins. Rent, occupancy and depreciation expenses as a percentage of sales were flat compared to the same quarter in the prior year.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Operating Expenses

Operating expenses include payroll and related benefits (for our stores, distribution network and corporate functions), advertising, and general and administrative expenses. Also included are costs to design and develop our products, pre-opening expenses related to new store openings, store closure reserves, sublease loss reserves, and the costs of maintenance and minor enhancements, which are expensed as incurred.

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Operating Expenses, Excluding Loss on Early Retirement of Debt	$1,016	$998	28.0%	27.2%

Operating expenses as a percentage of net sales increased 0.8 percentage points during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. The increase was primarily due to planned increases to support new growth initiatives, such as our new brand Forth & Towne, Old Navy store growth and Banana Republic in Japan, as well as increased advertising expenses. Gap International ran incremental advertising campaigns in U.K. compared to the prior year and Banana Republic shifted summer and fall photo shoots to the first quarter in 2005 as compared to the second quarter in 2004.

We recently completed an assessment of our available space and future office facility needs. In mid-May 2005, we decided that we would occupy one of the vacant leased properties in San Francisco. The sublease loss reserve of $58 million at April 30, 2005 will be reversed in the second quarter of 2005. Planning efforts to design and construct this space for occupation in 2006 have not commenced.

Operating margin, excluding loss on early retirement of debt, was 12.8 percent and 15.9 percent for the first quarter of fiscal 2005 and 2004, respectively. For the full year fiscal 2005, we expect operating margin to be about 13 percent.

Loss on Early Retirement of Debt

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Loss on Early Retirement of Debt	$0	$30	0.0%	0.8%

In line with our objective of reducing long-term debt, during the first thirteen weeks of fiscal 2004, we repurchased and extinguished early an aggregate of $47 million in principal amount of our bonds due 2005, $49 million in principal amount of our bonds due 2007 and $74 million in principal amount of our bonds due 2008. Therefore, for the thirteen weeks ended May 1, 2004, we reduced our domestic debt by $170 million and incurred $30 million in loss on early retirement of debt due to premiums paid and issuance cost write-offs.

Interest Expense

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Interest Expense	$23	$52	0.6%	1.4%

The decrease of $29 million in interest expense during the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004, was primarily due to the lower debt level from our debt repurchases, scheduled debt maturity and conversion of the Senior Convertible Notes, as well as savings from lower facility fees on our new credit facility.

We anticipate that fiscal 2005 earnings will reflect $112 million in interest expense savings over fiscal 2004 primarily as a result of our March 2005 redemption of the convertible notes and lower debt balances. For fiscal 2005, we expect gross interest expense to be about $55 million.

Interest Income

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Interest Income	$25	$12	0.7%	0.3%

The increase of $13 million in interest income during the first quarter of fiscal 2005, compared with the first quarter of fiscal 2004, was primarily due to higher yields on our investments.

Income Taxes

	Thirteen Weeks Ended
($ in millions)	April 30, 2005	May 1, 2004
Income Taxes	$176	$200
Effective tax rate	37.7%	39.0%

The decrease in the effective tax rate during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 primarily reflects the favorable resolution of several state audits (net of the effect on federal income tax) and reassessment of other tax exposures.

We currently expect the fiscal 2005 effective tax rate to be in a range of 38.0 percent to 39.0 percent, although the respective quarterly effective tax rates could be outside of this range. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	April 30, 2005	May 1, 2004	Jan. 29, 2005
Working capital ($ in millions) (a)	$3,778	$4,486	$4,062
Current ratio (a)	2.68:1	2.90:1	2.81:1

(a)	Our working capital and current ratio calculations include restricted cash of $1.0 billion and $1.4 billion at April 30, 2005 and May 1, 2004, respectively.

Working capital and current ratio decreased as of April 30, 2005 due primarily to cash spend on share repurchases compared to last year.

Free Cash Flow

($ in millions)	Thirteen Weeks Ended April 30, 2005	Thirteen Weeks Ended May 1, 2004
Net cash provided by operating activities	$225	$165
Net cash (used for) provided by investing activities	(590)	121
Net cash used for financing activities	(526)	(161)
Effect of exchange rate fluctuations on cash	—	(14)

Net (decrease) increase in cash and equivalents	$(891)	$111

Net cash provided by operating activities	$225	$165
Less: Net purchases of property and equipment	(112)	(35)

Free cash flow	$113	$130

The following table sets forth our projected minimum fiscal 2005 free cash flow components to accomplish our target to generate minimum free cash flow of $1 billion:

($ in millions)	Projected Fifty-Two Weeks Ending Jan. 28, 2006
Minimum net cash provided by operating activities	$1,625
Less: Estimated net purchases of property and equipment	(625)

Free cash flow	$1,000

Free cash flow is a non-GAAP measure. We believe free cash flow is an important metric, as it represents a measure of how much cash a company has available after the deduction of capital expenses, as most companies require regular capital expenditures to build and maintain stores and purchase new equipment to keep the business growing. We use this metric internally, as we believe our sustained ability to increase free cash flow is an important driver of value creation.

We are committed to maintaining sufficient cash to support the needs of our business and withstand unanticipated business volatility; therefore, we plan to keep $2 billion of unrestricted cash on our balance sheet. We will continue to evaluate and evolve our $2 billion unrestricted cash balance target over time to reflect the changing needs of our business.

As of April 30, 2005, we have $3.7 billion of total cash and investments on our balance sheet. Of the total cash and investments, we have $1.3 billion in cash and equivalents, $1.0 billion in restricted cash, $1.3 billion in short term investments, and $50 million in long term investments.

Cash Flows from Operating Activities

Net cash provided by operating activities for the first quarter of fiscal 2005 increased $60 million compared with the first quarter of fiscal 2004. This was mainly due to the timing and amount of estimated tax and extension payments made during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2005. This was partially offset by timing of receipt of certain receivables in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

Inventory per square foot at April 30, 2005 was $51, a 5 percent increase compared to the prior year primarily due to earlier receipt of summer merchandise. We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

We will continue to focus on inventory productivity, and expect inventory per square foot to be down on a percentage basis in the low single digits at the end of the second and third quarter of 2005.

Cash Flows from Investing Activities

During the first quarter of fiscal 2005, net cash used for investing activities increased $711 million compared with the first quarter of fiscal 2004. Maturities of short-term investments reinvested were greater than purchases of new investments in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2005.

During the first quarter of fiscal 2005, capital expenditures totaled approximately $112 million. The majority of these expenditures were used for 41 new store locations, store remodels and information technology. Capital expenditures during the first quarter of fiscal 2004 were $35 million primarily for 14 new store locations, store remodels and information technology.

For fiscal 2005, we expect capital expenditures to be about $625 million. We expect to open about 170 new store locations and to close about 135 store locations. New store locations will be weighted toward Old Navy, while Gap stores will account for the majority of locations closed. As a result, we expect net square footage to increase 2 percent for the full year fiscal 2005. We expect to fund these capital expenditures with cash flows from operations and available cash. The breakdown of our fiscal 2005 capital expenditures estimate is outlined in the table below:

($ in millions)	Projected Fifty-Two Weeks Ending Jan. 28, 2006
New stores	$225
Existing stores	210
Information technology	135
Headquarters and distribution centers	55

Total capital expenditures	$625

Cash Flows from Financing Activities

During the first quarter of fiscal 2005, cash flows used for financing activities increased $365 million compared with the first quarter of fiscal 2004. During fiscal 2005, we utilized $489 million to repurchase common stock under our share repurchase program and reissued $0.6 million of treasury stock. Differences between cash used in financing activities related to purchase of common stock and the comparable change in shareholders’ equity of $67 million is due to the timing difference between the recognition of common stock purchases and the cash settlement of the common stock purchases. During the first quarter of fiscal 2004, we repurchased and extinguished early an aggregate of $47 million in principal amount of our bonds due 2005, $49 million in principal amount of our bonds due 2007 and $74 million in principal amount of our bonds due 2008, for a total reduction in our domestic debt of $170 million.

The increase in cash dividends paid reflects the declaration and accelerated payment schedule of our fiscal 2005 first quarter dividend at the new $0.045 per share amount. In addition, the dividend declared on January 25, 2005 of $0.0222 per share was paid on February 23, 2005.

Dividend Policy

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources.

We announced our intent to increase our dividends, which had been $0.0888 per share per year. We increased our annual dividend to $0.18 per share for fiscal 2005, starting with the dividend approved by the Board of Directors in March 2005. This increase did not include the previously announced $0.0222 per share dividend payable on February 23, 2005. We believe changes in our dividend policy should be sustainable in the future. While we plan to increase dividends over time, we will balance future increases with the corresponding cash requirements of growing our businesses. We expect to increase the annual dividend per share at a rate greater than the growth in net income.

Stock Repurchase Program

On February 24, 2005, we announced the authorization of a new $1.5 billion share repurchase program. Though the authorization for this repurchase program is for 24 months, we expect the majority of repurchases to occur in 2005. During the first thirteen weeks of 2005, we have repurchased approximately 26 million shares of our common stock at a total cost of approximately $556 million, at an average price per share of $21.53 including commissions. We will continue to use excess cash to opportunistically repurchase shares at prices we deem attractive.

Credit Facility and Debt

As of April 30, 2005, we had $570 million in trade letters of credit issued under our letter of credit agreements totaling $900 million. There were no drawings under our $750 million revolving credit facility.

On March 11, 2005, we called for the full redemption of $1.373 billion aggregate principal amount of our 5.75 percent Senior Convertible Notes due March 15, 2009. The redemption was completed by March 31, 2005. Note holders had the option of receiving either cash at a redemption price equal to 102.46 percent of the principal amount of the note, plus accrued interest excluding the redemption date, for a total of approximately $1,027 per $1,000 principal amount of notes, or alternatively, converting their notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount, at a conversion price equal to $16.12 per share, thereby forfeiting any interest after coupon payment date of March 15, 2005. As of March 31, 2005, $1.373 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in redemption.

In line with our objective of reducing long-term debt, during the first thirteen weeks of fiscal 2004, we repurchased and extinguished $170 million of our domestic debt and incurred $30 million in losses on early retirement of debt due to premiums paid and issuance cost write-offs.

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replace our existing letter of credit agreements. Unlike the existing letter of credit agreements, the new letter of credit agreements are unsecured. Consequently, the $900 million of required restricted cash that collateralized the existing letter of credit agreements was fully released as of May 6, 2005. This cash will not be reflected as restricted cash on our condensed consolidated balance sheet beginning in the second quarter of 2005. The new letter of credit agreements contain financial and other covenants substantially similar to those included in our $750 million five-year unsecured revolving credit facility, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the new letter of credit agreements, which would permit the participating banks to terminate our ability to request letters of credit and require the immediate posting of cash collateral in support of any outstanding letters of credit. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Our access to the capital markets and interest expense on future financings are significantly influenced by our senior unsecured debt rating.

On February 10, 2005, Standard & Poor’s upgraded our senior unsecured debt rating to investment grade, BBB- from BB+, with a stable outlook. On April 5, 2005, Moody’s upgraded our senior unsecured debt rating to Baa3 from Ba1, with a positive outlook. As a result of these upgrades by the rating agencies, the interest rate payable by us on the 2008 notes will decrease by 50 basis points to 9.55 percent per annum as of June 15, 2005.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at April 30, 2005, amounting to $54 million (of which $16 million was issued under the revolving credit facility lines), $25 million and $3 million, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $82 million, of which $15 million has already been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies as discussed in our Annual Report on Form 10-K for the year ended January 29, 2005.

NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was initially proposed to be effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the compliance date to the first interim reporting period of the registrant’s next fiscal year. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We are still assessing the impact on our results of operations and financial position upon the adoption of SFAS 123(R).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged during the first thirteen weeks of fiscal 2005 were the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial instruments for trading purposes.

Forward contracts used to hedge forecasted merchandise purchases are designated as cash-flow hedges. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value and are determined using quoted market rates. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings (loss) within shareholders’ equity, and are recognized in cost of goods sold and occupancy expenses in the period in which the hedged merchandise inventory is sold. An unrealized loss of approximately $19 million, net of tax, has been recorded in accumulated other comprehensive earnings (loss) at April 30, 2005, and will be recognized in cost of goods sold over the next 9 months. The majority of the critical terms of the forward contracts and the forecasted foreign merchandise purchases are the same. As a result, there were no material amounts reflected in the first thirteen weeks of fiscal 2005 or fiscal 2004 earnings resulting from hedge ineffectiveness. At April 30, 2005, the fair value of these forward contracts was approximately $1 million in other current assets and $32 million in accrued expenses and other liabilities on the condensed consolidated balance sheets.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the loan and intercompany balance. Forward contracts used to hedge non-merchandise intercompany transactions are designated as fair value hedges. At April 30, 2005, the fair value of these forward contracts was approximately $8 million in other current assets and $34 million in accrued expenses and other liabilities on the condensed consolidated balance sheets. Changes in the fair value of these foreign currency contracts, as well as the underlying loans and intercompany balances, are recognized in operating expenses in the same period and generally offset, thus resulting in no material amounts of ineffectiveness.

Periodically, we hedge the net assets of certain international subsidiaries to offset the foreign currency translation and economic exposures related to our investments in these subsidiaries. We have designated such hedges as net investment hedges. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings (loss) within shareholders’ equity to offset the foreign currency translation adjustments on the investments. At April 30, 2005, we used a non-derivative financial instrument, an intercompany loan, to hedge the net investment of one of our subsidiaries. The net amount of the gain resulted from the fair value change of the hedging instrument included in accumulated other comprehensive earnings (loss) during the first thirteen weeks of fiscal 2005 was $6 million.

In addition, we used cross-currency interest rate swaps to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. At April 30, 2005, the fair market value loss of the swaps was $8 million and is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. We have designated such swaps as cash flow hedges to hedge the total variability in functional currency – cash flows of the interest and principal.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on our outstanding notes due December 2008, which are subject to change based on our long-term senior secured credit ratings. The interest rates earned on our cash and equivalents will fluctuate in line with interest rates.

Our market risk profile as of April 30, 2005 has not significantly changed since January 29, 2005. Our market risk profile on January 29, 2005 is disclosed in our 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2005.

Changes in Internal Control Over Financial Reporting

During our first fiscal quarter of 2005, there were no changes in the Company’s internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 30, 2005, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Jan. 30 – Feb. 26)	—	—	—	$1.5 billion
Month #2 (Feb. 27 – April 2)	5,033,800	$21.84	5,033,800	$1.4 billion
Month #3 (April 3 – April 30)	20,771,400	$21.46	20,771,400	$944 million

Total, April 30, 2005	25,805,200	$21.53	25,805,200	$944 million

(1)	On February 24, 2005, the company announced the authorization of a new $1.5 billion share repurchase program. The Board of Directors authority with respect to this program expires on February 24, 2007.

ITEM 6. EXHIBITS

(10.1)	Summary of Named Executive Officer & Director Compensation Arrangements, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated March 16, 2005, Commission File No. 1-7562

(10.2)	Registrant’s Stock Award Agreement, filed as Exhibit 10.2 to Registrant’s Form 8-K, dated March 16, 2005, Commission File No. 1-7562

(10.3)	Agreement with Anne B. Gust entered into on April 13, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated April 14, 2005, Commission File No. 1-7562

(10.4)	Agreement dated as of and confirmed on April 15, 2005 by and between Cynthia Harriss and the Company, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated April 19, 2005, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: June 2, 2005	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: June 2, 2005	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(10.1)	Summary of Named Executive Officer & Director Compensation Arrangements, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated March 16, 2005, Commission File No. 1-7562

(10.2)	Registrant’s Stock Award Agreement, filed as Exhibit 10.2 to Registrant’s Form 8-K, dated March 16, 2005, Commission File No. 1-7562

(10.3)	Agreement with Anne B. Gust entered into on April 13, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated April 14, 2005, Commission File No. 1-7562

(10.4)	Agreement dated as of and confirmed on April 15, 2005 by and between Cynthia Harriss and the Company, filed as Exhibit 10.1 to Registrant’s Form 8-K, dated April 19, 2005, Commission File No. 1-7562

(15)	Letter re: Unaudited Interim Financial Information

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002