Form 10-Q
period 2005-07-30
GAP INC
filed 2005-09-01
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 878,009,209 shares as of August 27, 2005

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions except par value, shares in thousands)	July 30, 2005	Jan. 29, 2005	July 31, 2004 (as restated, see Note 2)
ASSETS
Current Assets:
Cash and equivalents	$1,263	$2,245	$2,498
Short-term investments	1,176	817	484
Restricted cash	97	1,015	1,362

Cash and equivalents, short-term investments and restricted cash	2,536	4,077	4,344
Merchandise inventory	2,077	1,814	2,087
Other current assets	537	413	461

Total current assets	5,150	6,304	6,892

Property and equipment, net of accumulated depreciation of $3,847, $3,793, and $3,998	3,283	3,376	3,415
Other assets	430	368	365

Total assets	$8,863	$10,048	$10,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$—	$272
Accounts payable	1,225	1,240	1,240
Accrued expenses and other current liabilities	758	924	858
Income taxes payable	50	78	31

Total current liabilities	2,033	2,242	2,401

Long-Term Liabilities:
Long-term debt	513	513	635
Senior convertible notes	—	1,373	1,380
Lease incentives and other liabilities	937	984	1,029

Total long-term liabilities	1,450	2,870	3,044

Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000 shares; Issued 1,076,379, 985,738, and 981,784 shares; Outstanding 881,138, 860,559 and 903,627 shares	54	49	49
Additional paid-in capital	2,354	904	835
Retained earnings	7,661	7,181	6,577
Accumulated other comprehensive earnings	41	48	26
Deferred compensation	(6)	(8)	(11)
Treasury stock, at cost (195,241, 125,179, and 78,157 shares)	(4,724)	(3,238)	(2,249)

Total shareholders’ equity	5,380	4,936	5,227

Total liabilities and shareholders’ equity	$8,863	$10,048	$10,672

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended				Twenty-six Weeks Ended
($ in millions except per share amounts, shares in thousands)	July 30, 2005		July 31, 2004 (as restated, see Note 2)		July 30, 2005		July 31, 2004 (as restated, see Note 2)
Net sales	$3,716		$3,721		$7,343		$7,388
Costs and expenses
Cost of goods sold and occupancy expenses	2,331		2,289		4,477		4,377
Operating expenses	957		1,016		1,972		2,014
Loss on early retirement of debt	—		65		—		95
Interest expense	8		44		31		96
Interest income	(23)		(12)		(48)		(25)

Earnings before income taxes	443		319		911		831
Income taxes	171		124		348		324

Net earnings	$272		$195		$563		$507

Weighted average number of shares - basic	895,817		901,982		892,369		900,032
Weighted average number of shares - diluted	905,190		1,002,743		928,519		999,679
Earnings per share - basic	$0.30		$0.22		$0.63		$0.56
Earnings per share - diluted	$0.30		$0.21		$0.61		$0.53
Cash dividends paid per share	$0.045	(a)	$0.02	(d)	$0.11	(a)(b)(c)	$0.04	(d)(e)

See accompanying notes to condensed consolidated financial statements.

(a)	Includes a dividend of $0.045 per share declared and paid in second quarter of fiscal 2005.

(b)	Includes a dividend of $0.045 per share declared and paid in first quarter of fiscal 2005.

(c)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2004 but paid in first quarter of fiscal 2005.

(d)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2004 but paid in second quarter of fiscal 2004.

(e)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2003 but paid in first quarter of fiscal 2004.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004 (as restated, see Note 2)
Cash Flows from Operating Activities:
Net earnings	$563	$507
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	273	304
Other non-cash reconciling adjustments	(38)	31
Deferred income taxes	(63)	(24)
Changes in operating assets and liabilities:
Merchandise inventory	(272)	(387)
Other assets	(33)	(18)
Accounts payable	(7)	57
Accrued expenses and other current liabilities	(113)	(29)
Income taxes payable, net	(104)	(271)
Lease incentives and other liabilities	74	65

Net cash provided by operating activities	280	235

Cash Flows from Investing Activities:
Purchase of property and equipment	(259)	(147)
Purchase of short term investments	(1,169)	(736)
Maturities of short term investments	819	1,324
Purchase of long term investments	(100)	—
Maturities of long term investments	50	—
Restricted cash	918	(10)
Changes in lease rights and other assets	—	2

Net cash provided by investing activities	259	433

Cash Flows from Financing Activities:
Payments of long-term debt (a)	—	(473)
Issuance of common stock (a)	75	93
Purchase of treasury stock	(1,484)	—
Cash dividends paid	(102)	(40)

Net cash used for financing activities	(1,511)	(420)

Effect of exchange rate fluctuations on cash	(10)	(11)

Net (decrease) increase in cash and equivalents	(982)	237

Cash and equivalents at beginning of period	2,245	2,261

Cash and equivalents at end of period	$1,263	$2,498

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$60	$89
Cash paid during the period for income taxes	$500	$602

(a)	Does not include the non-cash conversion of our senior convertible debt of $1.3 billion to 85,143,950 shares of common stock in March 2005. See Note 6.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 30, 2005, January 29, 2005 and July 31, 2004, the interim condensed consolidated statements of operations for each of the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004, have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at July 30, 2005 and July 31, 2004 and for all periods presented.

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

The results of operations for the thirteen weeks ended July 30, 2005 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 2006.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2004, we restated our 2004 and prior financial statements based on a re-evaluation of our lease accounting practices and corrected the way we account for our leases, specifically the accounting for operating leases with scheduled rent and tenant allowances. During our second quarter 2005, we completed the updating of individual lease adjustments within our lease accounting system related to this review. As a result we recognized a benefit in the second quarter 2005 of $19 million before tax to true-up amounts which were estimated in our fiscal 2004 financial statements.

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

The following is a summary of the effects of the fiscal 2004 adjustments on our condensed consolidated financial statements, excluding the true up amounts recorded in our second quarter 2005.

	Condensed Consolidated Statement of Operations
Periods Ended July 31, 2004	Thirteen Weeks Ended			Twenty-six Weeks Ended
($ in millions, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cost of goods sold and occupancy expenses	$2,290	$(1)	$2,289	$4,379	$(2)	$4,377
Gross Profit	1,431	1	1,432	3,009	2	3,011
Earnings before income taxes	318	1	319	829	2	831
Net earnings	194	1	195	506	1	507
Earnings per share – basic	$0.22	$—	$0.22	$0.56	$—	$0.56
Earnings per share – diluted	0.21	—	0.21	0.53	—	0.53

As of July 31, 2004	Condensed Consolidated Balance Sheet
($ in millions)	As previously reported	Adjustments	As restated
Total current assets	$6,898	$(6)	$6,892
Property and equipment, net	3,188	227	3,415
Other assets	269	96	365
Total assets	10,355	317	10,672
Accrued expenses and other current liabilities	824	34	858
Total current liabilities	2,367	34	2,401
Lease incentives and other liabilities	613	416	1,029
Total long-term liabilities	2,628	416	3,044
Retained earnings	6,706	(129)	6,577
Accumulated other comprehensive earnings	30	(4)	26
Total shareholders’ equity	5,360	(133)	5,227
Total liabilities and shareholders’ equity	10,355	317	10,672

In addition, we have restated our second quarter 2004 condensed consolidated statement of cash flows to reflect changes in restricted cash balances as an investing activity rather than a financing activity.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was initially proposed to be effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the effective date to the first interim reporting period of the registrant’s next fiscal year. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We are still assessing the impact on our results of operations and financial position upon the adoption of SFAS 123(R).

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.

4.	STOCK-BASED COMPENSATION

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

Beginning in 2005, the Compensation and Management Development Committee of the Board of Directors (the “Committee”) began granting stock awards in the form of performance units under our 1996 Stock Option and Award Plan. One share of common stock is issued for each performance unit upon time-based vesting of the awards. During the first twenty-six weeks of 2005, we awarded approximately 2.0 million performance units (net of cancellations) subject to time-based vesting. We recognize compensation expense for these performance units based on the fair market value of the underlying common stock on the date of grant. The award is shown as an increase to shareholders’ equity and is amortized to operating expenses over the vesting period of the performance unit.

Also, beginning in 2005, the Committee set goals under the Executive Management Incentive Compensation Award Plan (“Executive MICAP”) and the Management Incentive Compensation Award Plan with awards payable in performance units issued under our 1996 Stock Option and Award Plan. These performance units will only be granted upon the achievement by the company of certain performance metrics. The final number of performance units to be awarded will be based on achievement of the performance criteria and the fair value of our common stock on the date of the award. After granting, each performance unit will be subject to time-based vesting. We recognize compensation expense for performance units over the performance and vesting period of the units. At July 30, 2005, we estimated that approximately 569,000 performance units may be awarded.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings
As reported	$272	$195	$563	$507
Add: Stock-based employee compensation expense included in reported net earnings, net of tax related effects	4	1	7	2
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(18)	(22)	(34)	(39)

Pro forma net earnings	$258	$174	$536	$470

Earnings per share:
As reported-basic	$0.30	$0.22	$0.63	$0.56
Pro forma-basic	0.29	0.19	0.60	0.52
As reported-diluted	0.30	0.21	0.61	0.53
Pro forma-diluted	0.28	0.19	0.58	0.49

5.	COMPREHENSIVE EARNINGS

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

Comprehensive earnings, net of taxes, is comprised of:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings	$272	$195	$563	$507
Adjustments for foreign currency translation	(29)	8	(34)	(12)
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	11	(10)	12	1

Comprehensive earnings	$254	$193	$541	$496

6.	DEBT, SENIOR CONVERTIBLE NOTES AND OTHER CREDIT ARRANGEMENTS

As of July 30, 2005, we had $544 million in trade letters of credit issued under our letter of credit agreements totaling $900 million. There were no drawings under our $750 million revolving credit facility.

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the new letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released as of May 6, 2005. The new letter of credit agreements contain financial and other covenants substantially similar to those included in our $750 million five-year unsecured revolving credit facility dated August 30, 2004, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the new letter of credit agreements, which would permit the participating banks to terminate our ability to request letters of credit and require the immediate posting of cash collateral in support of any outstanding letters of credit. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

On February 10, 2005, Standard & Poor’s upgraded our senior unsecured debt rating to investment grade, BBB- from BB+, with a stable outlook. On April 5, 2005, Moody’s upgraded our senior unsecured debt rating to Baa3 from Ba1, with a positive outlook. As a result of these upgrades by the rating agencies, the interest rate payable by us on the 2008 notes decreased by 50 basis points to 9.55 percent per annum as of June 15, 2005.

In line with our objective of reducing long-term debt, we repurchased and extinguished early an aggregate of $303 million and $473 million in principal amount of our notes for the thirteen and twenty-six weeks ended July 31, 2004, respectively. For the thirteen and twenty-six weeks ended July 31, 2004, respectively, we incurred $65 million and $95 million in loss on early retirement of debt due to premiums paid and issuance cost write-offs.

7.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On February 24, 2005, we announced the authorization of a $1.5 billion share repurchase program, which is now complete. During the second quarter of 2005, we repurchased approximately 45 million shares of our common stock at a total cost of approximately $944 million, at an average price per share of $20.92 including commissions. During the first twenty-six weeks of 2005, we repurchased approximately 71 million shares of our common stock at a total cost of approximately $1.5 billion, at an average price per share of $21.14 including commissions. On July 20, 2005, we announced the authorization of a new $500 million share repurchase program. Under this program, shares may be repurchased over 12 months.

Dividends

On February 24, 2005 we announced our intention to increase our annual dividend per share from $0.0888 to $0.18 for fiscal year 2005. Pursuant to this plan, a first quarter dividend of $0.045 was paid in April 2005. In addition, on May 10, 2005 we announced that our Board of Directors declared a second quarter dividend of $0.045 per share payable on July 26, 2005, to shareholders of record at the close of business on July 5, 2005. The remaining dividends are expected to be payable quarterly in late October and January.

8.	EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options and unvested performance units, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels calculated using the if-converted method. The following summarizes the incremental earnings and shares from the potentially dilutive securities:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings-basic ($ in millions)	$272	$195	$563	$507
Add: Interest on convertible notes	—	12	8	24

Net earnings-diluted ($ in millions)	$272	$207	$571	$531

Weighted-average number of shares-basic (in thousands)	895,817	901,982	892,369	900,032

Incremental shares resulting from:
Stock options	9,373	15,153	10,134	14,039
Senior convertible notes	—	85,608	26,016	85,608

Weighted-average number of shares-diluted (in thousands)	905,190	1,002,743	928,519	999,679

Earnings per share-basic	$0.30	$0.22	$0.63	$0.56
Earnings per share-diluted	$0.30	$0.21	$0.61	$0.53

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 39,033,209 and 36,781,599 shares of common stock during the thirteen and twenty-six weeks ended July 30, 2005, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 13,306,065 and 20,011,302 shares of common stock during the thirteen and twenty-six weeks ended July 31, 2004, respectively. For the thirteen and twenty-six weeks ended July 30, 2005, 75,640 and 67,769 performance units have been excluded from the calculation of diluted earnings per share, respectively. The excluded amounts are calculated using the treasury stock method and the calculation is based on the number of units expected to be awarded upon achievement of the performance criteria established under Executive MICAP. The calculated amounts have been excluded because the performance conditions were not met as of the end of the quarter ended July 30, 2005. See Note 4 for a discussion of the performance unit awards.

9.	OTHER OPERATING CHARGES

The following table provides the liability balances and activities of our sublease loss reserve:

($ in millions)	Twenty-six Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 31, 2004
Balance at beginning of period	$94	$105
Change in provision	(69)	—
Cash payments	(8)	(12)

Balance at end of period	$17	$93

For vacant leased space that we believe is excess for our future operating needs, we record a sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease loss charges are reflected in operating expenses in our condensed consolidated statements of operations.

Remaining cash expenditures associated with the headquarter facilities sublease loss reserve are expected to be paid over the various remaining lease terms through 2017. Based on our assumptions as of July 30, 2005, we expected our lease payments, net of sublease income, to result in a total net cash outlay of approximately $24 million for future rent.

During the quarter ended July 30, 2005 we completed our assessment of available space and future office facility needs and in mid-May 2005 decided that we would occupy one of our vacant leased properties in San Francisco. As a result, the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed during the second quarter. Planning efforts to design and construct leasehold improvements for occupation in 2006 began during the second quarter of 2005.

In July 2005, we closed our Edgewood, Maryland distribution facility and consolidated its operations into several of our other facilities. There were no material charges in the first half of fiscal 2005 as a result of the closure.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $79 million, of which $13 million has been cash collateralized.

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

11.	INCOME TAXES

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Income taxes	$171	$124	$348	$324
Effective tax rate	38.7%	39.0%	38.2%	39.0%

The decrease in the effective tax rate during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily reflects the favorable resolution of several state audits (net of the effect on federal income tax) and reassessment of other tax exposures.

Deloitte & Touche LLP
50 Fremont Street
San Francisco, CA 94105-2230
USA

Tel: +1 415 783 4000
Fax: +1 415 783 4329
www. deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Gap, Inc.:

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of July 30, 2005 and July 31, 2004, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of The Gap, Inc. and subsidiaries as of January 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2, the accompanying condensed consolidated financial statements for the thirteen and twenty-six week periods ended July 31, 2004 have been restated.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
September 1, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Banana Republic, and Old Navy brands. We operate stores in the United States, Canada, the United Kingdom, France and Japan. In addition, our U.S. customers may shop online at gap.com, bananarepublic.com and oldnavy.com. We design virtually all of our products, which are manufactured by independent sources and sold under our private labels. We opened the first stores of our newest retail concept, Forth & Towne, in August, 2005.

Overview

Business in the second quarter continued to be challenging for our brands. While customer response to product was disappointing, financial results were supported in part by financial strategies and operational discipline. Net sales for the second quarter were flat while retail comparable store sales were down 3 percent compared to last year. Gross margin declined from last year. Primarily due to weak summer product acceptance, we increased promotions to clear summer merchandise across all brands. Net earnings were 39 percent higher than last year and diluted earnings per share was $0.30, which was $0.09 higher than the comparative period last year. This increase was driven in part by a reversal of a sublease loss reserve that contributed $0.04 as a result of our decision to occupy one of our vacant headquarters facilities, and also by the strategy to use our strong cash flow to repurchase shares and reduce debt. While we are not satisfied with our operating results, when combined with our debt reduction and share repurchase strategies we are pleased to have delivered an increase in reported earnings per share.

For the twenty-six weeks ended July 30, 2005, we generated free cash flow of $21 million, a decrease of $67 million compared to prior year due to higher capital expenditures, which were associated with new store openings and store remodels as we invest in our future. For a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Financial condition section of this Management’s Discussion and Analysis. In addition, we renegotiated our letter of credit agreements, which increased our financial flexibility and decreased most of our restricted cash balance on our consolidated balance sheet.

We have made solid progress on our plan to enhance shareholder value through cash distributions. In the second quarter, we continued to return excess cash to shareholders by repurchasing approximately 45 million shares of our common stock for $944 million and doubled our quarterly dividend from $0.0222 per share to $0.045 per share. We completed our $1.5 billion share repurchase program authorized in February 2005, in which we repurchased about 71 million shares during fiscal 2005. On July 20, 2005, we announced an additional $500 million for our share repurchase program, extending our aggregate share repurchase programs since 2004 to $3 billion.

Although we continue to face challenges, we are committed to executing our strategies to improve business performance for the second half of the year. We are focused on creating stronger product assortments and improving the store experience for our customers. We remain confident in our growth strategies, which we believe will create and deliver value to our shareholders over the long-term. These strategies include: developing the top talent in apparel retail, building our existing lifestyle brands and creating new ones, growing those brands internationally, becoming the best online apparel retailer, and leveraging our scale and operating discipline to yield superior shareholder returns.

Forward-Looking Statements

This Quarterly Report on Form 10-Q Report contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) impact of SFAS 154 adoption; (ii) estimate of performance units to be awarded; (iii) dividend increases and timing of dividends in fiscal 2005; (iv) timing and amount of expenditures relating to headquarter facilities sublease loss reserve; (v) impact of loss under contractual indemnifications; (vi) outcome of any current Action and effect on our results of operations, liquidity or financial position; (vii) driving long-term shareholder value; (viii) interest expense savings for fiscal 2005; (ix) gross interest expense for fiscal 2005; (x) effective tax rate for fiscal 2005; (xi) amount of unrestricted cash available in the future; (xii) year over year change in inventory per square foot at the third quarter of fiscal 2005 and the fourth quarter of fiscal 2005; (xiii) capital expenditures in fiscal 2005;

(xiv) number of new store openings and store closings in fiscal 2005 and weightings by brand; (xv) net square footage change in fiscal 2005; (xvi) funding of capital expenditures in fiscal 2005; (xvii) use of excess cash for share repurchases; and (xviii) maximum exposure and cash collateralized balance for reinsurance pool in future periods.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statement are based on information as of September 1, 2005 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

During our second quarter 2005, we completed the updating of individual lease adjustments within our lease accounting system related to our review of our accounting for operating leases with scheduled rent and tenant allowances. As a result we recognized a benefit of $19 million before tax to true-up amounts which were estimated in our fiscal 2004 financial statements.

In addition, we have restated our second quarter of fiscal 2004 consolidated statement of cash flows to reflect changes in restricted cash balances as an investing activity rather than a financing activity.

All items in this management’s discussion and analysis have been revised for the effects of these restatements.

RESULTS OF OPERATIONS

For the thirteen weeks ended July 30, 2005, net earnings increased 39% percent to $272 million or $0.30 per share, compared to net earnings of $195 million or $0.21 per share. For the twenty-six weeks ended July 30, 2005, net earnings increased 11% percent to $563 million or $0.61 per share, compared to net earnings of $507 million or $0.53 per share.

Net Sales by Brand, Region and Channel

Net sales consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand.

Thirteen Weeks Ended July 30, 2005		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,174	$1,559	$517	$—	$3,250
	Direct (Online)	40	52	15	—	107
Europe	Stores	201	—	—	—	201
Asia	Stores	154	—	—	—	154
Other (2)		—	—	—	4	4

Total		$1,569	$1,611	$532	$4	$3,716

Global Sales Growth (Decline)		(4)%	4%	1%	—	0%

Thirteen Weeks Ended July 31, 2004		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,245	$1,507	$511	$—	$3,263
	Direct (Online)	43	46	17	—	106
Europe	Stores	201	—	—	—	201
Asia	Stores	138	—	—	—	138
Other (2)		11	—	—	2	13

Total		$1,638	$1,553	$528	$2	$3,721

Global Sales Growth (Decline)		(2)%	2%	6%	—	1%

Twenty-six Weeks Ended July 30, 2005		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$2,319	$3,071	$1,008	$—	$6,398
	Direct (Online)	95	114	36	—	245
Europe	Stores	394	—	—	—	394
Asia	Stores	298	—	—	—	298
Other (2)		—	—	—	8	8

Total		$3,106	$3,185	$1,044	$8	$7,343

Global Sales Growth (Decline)		(5)%	3%	1%	—	(1)%

Twenty-six Weeks Ended July 31, 2004		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$2,464	$2,991	$992	$—	$6,447
	Direct (Online)	101	94	39	—	234
Europe	Stores	390	—	—	—	390
Asia	Stores	288	—	—	—	288
Other (2)		25	—	—	4	29

Total		$3,268	$3,085	$1,031	$4	$7,388

Global Sales Growth		1%	6%	14%	—	5%

(1)	North America includes the United States, Canada and Puerto Rico.

(2)	Other includes Germany and International Sales Program. In August 2004, we sold our stores and exited the market in Germany.

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

Thirteen Weeks Ended July 30, 2005	Gap (2)	Old Navy	Banana Republic	Other	Total
Increase (decrease) ($ in millions)
2004 Net Sales	$1,638	$1,553	$528	$2	$3,721
Comparable store sales	(48)	(59)	(15)	—	(122)
Noncomparable store sales	(28)	102	19	2	95
Direct (Online)	(3)	6	(2)	—	1
Foreign exchange (1)	10	9	2	—	21

2005 Net Sales	$1,569	$1,611	$532	$4	$3,716

Twenty-six Weeks Ended July 30, 2005	Gap (2)	Old Navy	Banana Republic	Other	Total
Increase (decrease) ($ in millions)
2004 Net Sales	$3,268	$3,085	$1,031	$4	$7,388
Comparable store sales	(114)	(120)	(35)	—	(269)
Noncomparable store sales	(68)	185	48	4	169
Direct (Online)	(6)	20	(3)	—	11
Foreign exchange (1)	26	15	3	—	44

2005 Net Sales	$3,106	$3,185	$1,044	$8	$7,343

(1)	Foreign exchange is the translation impact of current year sales at current year exchange rates versus current year sales at prior year exchange rates.

(2)	Includes Gap International.

Our second quarter 2005 sales of $3.7 billion were flat, compared to second quarter 2004 sales of $3.7 billion. Our comparable store sales declined 3 percent, primarily driven by weak product acceptance of our summer product. Gap international comparable store sales were positively impacted by an increased market-specific assortment. Sales productivity in the second quarter of fiscal 2005 decreased to $97 per average square foot compared with $99 per average square foot in the second quarter of fiscal 2004. During the second quarter of fiscal 2005, we closed 21 under-performing stores, mainly in Gap brand. We opened 40 new stores, mainly in Old Navy.

Comparable store sales percentage by brand for the second quarter 2005 and 2004 were as follows:

•	Gap North America reported negative 4 percent in 2005 versus positive 1 percent in 2004
•	Old Navy North America reported negative 4 percent in 2005 versus flat in 2004
•	Banana Republic North America reported negative 3 percent in 2005 versus positive 4 percent in 2004
•	International reported positive 1 percent in 2005 versus negative 10 percent in 2004

Our first half of 2005 sales of $7.3 billion declined 1 percent, compared to first half of 2004 sales of $7.4 billion. Our comparable store sales declined 4 percent, primarily driven by weak product acceptance of our spring and summer merchandise. Sales productivity decreased to $192 per average square foot in the first half of fiscal 2005 compared with $196 per average square foot in the first half of fiscal 2004.

Comparable store sales percentage by brand for the first half of 2005 and 2004 were as follows:

•	Gap North America reported negative 4 percent in 2005 versus positive 2 percent in 2004
•	Old Navy North America reported negative 4 percent in 2005 versus positive 4 percent in 2004
•	Banana Republic North America reported negative 4 percent in 2005 versus positive 12 percent in 2004
•	International reported negative 3 percent in 2005 versus negative 7 percent in 2004

Store count and square footage were as follows:

	July 30, 2005		July 31, 2004
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,385	12.9	1,455	13.4
Gap Europe	165	1.5	170	1.6
Gap Asia	85	0.9	74	0.8
Old Navy North America	921	17.8	853	16.8
Banana Republic North America	473	4.0	447	3.8

Total	3,029	37.1	2,999	36.4

Increase/(Decrease)	1%	2%	(3)%	(2)%

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include the cost of merchandise, inventory shortage and valuation adjustments, inbound freight charges, purchasing and receiving costs, certain payroll costs associated with our sourcing operations, inspection costs, warehousing costs, rent, occupancy and depreciation for our stores and distribution centers.

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Cost of Goods Sold and Occupancy Expenses	$2,331	$2,289	$4,477	$4,377	62.7%	61.5%	61.0%	59.2%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 1.2 percentage points during the second quarter of fiscal 2005 and increased 1.8 percentage points during the first half of 2005, compared to the same periods last year. Merchandise margin decline was driven by disappointing spring and summer products, which resulted in declines in margins as we clear merchandise across all brands. Rent, occupancy and depreciation expenses as a percentage of sales for the second quarter of fiscal 2005 and the first half of fiscal 2005 decreased, compared to the same periods in the prior year. This decrease is primarily due to a lease accounting adjustment in the second quarter of 2005 of $19 million before tax. See Note 2 in the accompanying condensed consolidated financial statements.

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

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Operating Expenses, Excluding Loss on Early Retirement of Debt	$957	$1,016	$1,972	$2,014	25.8%	27.3%	26.9%	27.3%

Operating expenses as a percentage of net sales decreased 1.5 percentage points during the second quarter of fiscal 2005 and decreased 0.4 percentage points during the first half of 2005, compared to the same periods last year. The decrease was primarily driven by a $58 million reversal of the sublease loss reserve during the second quarter of 2005.

After we completed our assessment of available space and future office facility needs, in mid-May 2005 we decided that we would occupy one of our vacant leased properties in San Francisco. As a result, the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed during the second quarter. Planning efforts to design and construct leasehold improvements for occupation in 2006 began during the second quarter of 2005.

Operating margin, excluding loss on early retirement of debt, was 11.5 percent and 11.2 percent for the second quarter of fiscal 2005 and 2004, and 12.2 percent and 13.5 percent for the first half of fiscal 2005 and 2004, respectively

In July 2005, we closed our Edgewood, Maryland distribution facility and consolidated its operations into several of our other facilities. There were no material charges in the first half of fiscal 2005 as a result of the closure.

Loss on Early Retirement of Debt

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Loss on Early Retirement of Debt	$—	$65	$—	$95	—	1.7%	—%	1.3%

In line with our objective of reducing long-term debt, we repurchased an aggregate of $303 million and $473 million in principal amount of our notes for the thirteen and twenty-six weeks ended July 31, 2004, respectively. We performed a net present value analysis on our outstanding debt and determined that it would be more beneficial to repurchase the debt early even though we incurred $65 million and $95 million in losses on early retirement of debt due to premiums paid and issuance cost write-offs for the thirteen and twenty-six weeks ended July 31, 2004, respectively.

Interest Expense

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Interest Expense	$8	$44	$31	$96	0.2%	1.2%	0.4%	1.3%

The decrease in interest expense of $36 million during the second quarter of fiscal 2005 and the decrease of $65 million during the first half of fiscal 2005, was primarily due to the lower debt level from our debt repurchases, scheduled debt maturity and conversion of the Senior Convertible Notes, as well as savings from lower facility fees on our new credit facility.

We anticipate that fiscal 2005 earnings will reflect $112 million in interest expense savings over fiscal 2004 primarily as a result of our March 2005 redemption of the convertible notes and lower debt balances. For fiscal 2005, we expect gross interest expense to be about $55 million.

Interest Income

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Interest Income	$23	$12	$48	$25	0.6%	0.3%	0.7%	0.3%

The increase of $11 million in interest income during the second quarter of fiscal 2005 and the increase of $23 million in interest income during the first half of fiscal 2005 was primarily due to higher yields on our investments.

Income Taxes

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Income Taxes	$171	$124	$348	$324
Effective tax rate	38.7%	39.0%	38.2%	39.0%

The decrease in the effective tax rate during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 primarily reflects the favorable resolution of several state audits (net of the effect on federal income tax) and reassessment of other tax exposures.

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

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	July 30, 2005	Jan. 29, 2005	July 31, 2004
Working capital ($ in millions) (a)	$3,117	$4,062	$4,491
Current ratio (a)	2.53:1	2.81:1	2.87:1

(a)	Our working capital and current ratio calculations include restricted cash of $97 million, $1.0 billion and $1.4 billion at July 30, 2005, January 29, 2005, and July 31, 2004, respectively.

Working capital and current ratio decreased as of July 30, 2005 due primarily to cash spend on share repurchases compared to last year.

Free Cash Flow

($ in millions)	Twenty-Six Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 31, 2004
Net cash provided by operating activities	$280	$235
Net cash provided by investing activities	259	433
Net cash used for financing activities	(1,511)	(420)
Effect of exchange rate fluctuations on cash	(10)	(11)

Net (decrease) increase in cash and equivalents	$(982)	$237

Net cash provided by operating activities	$280	$235
Less: Net purchases of property and equipment	(259)	(147)

Free cash flow	$21	$88

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

As of July 30, 2005, we have $2.6 billion of total cash and investments on our balance sheet. Of the total cash and investments, we have $1.3 billion in cash and equivalents, $97 million in restricted cash, $1.2 billion in short term investments, and $51 million in long term investments.

Cash Flows from Operating Activities

Net cash provided by operating activities for the first half of fiscal 2005 increased $45 million compared with the second quarter of fiscal 2004. This was mainly due to the timing and amount of estimated tax and extension payments made during the first half of fiscal 2004 compared to the first half of fiscal 2005. In addition, our beginning inventory was higher in fiscal 2005 compared to fiscal 2004 due to earlier Easter and spring product flow.

Inventory per square foot at July 30, 2005 was $54, a 3 percent decrease compared to the prior year. We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

We will continue to focus on inventory productivity, and expect inventory per square foot to be down on a percentage basis in the low single digits at the end of the third quarter and flat for the fourth quarter of 2005.

Cash Flows from Investing Activities

During the first half of fiscal 2005, net cash provided by investing activities decreased $174 million compared with the first half of fiscal 2004. The decrease was driven by higher investments in the first half of fiscal 2005 compared to the first half of fiscal 2004. This was partially offset by release of restricted cash as a result of the amendment to our letter of credit agreement.

During the first half of fiscal 2005, capital expenditures totaled approximately $259 million. The majority of these expenditures were used for 81 new store locations, store remodels and information technology. Capital expenditures during the first half of fiscal 2004 were $147 million primarily for 41 new store locations, store remodels and information technology.

For fiscal 2005, we expect capital expenditures to be about $625 million. We expect to open about 190 new store locations and to close about 140 store locations. New store locations will be weighted toward Old Navy, while Gap stores will account for the majority of locations closed. As a result, we expect net square footage to increase approximately 3 percent for the full year fiscal 2005. We expect to fund these capital expenditures with cash flows from operations and available cash.

Cash Flows from Financing Activities

During the first half of fiscal 2005, cash flows used for financing activities increased $1.1 billion compared with the first half of fiscal 2004. During the first half of fiscal 2005, we utilized $1.5 billion to repurchase common stock under our share repurchase program and reissued $15 million of treasury stock, mainly under our employee stock purchase program. During the first half of fiscal 2004, we repurchased and extinguished early an aggregate of $473 million in principal amount of our notes, for a total reduction in our domestic debt of $473 million.

The increase in cash dividends paid reflects the declaration and accelerated payment schedule of our fiscal 2005 first and second quarter dividends at the increased $0.045 per share amount. In addition, the dividend declared on January 25, 2005 of $0.0222 per share was paid on February 23, 2005.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources.

Stock Repurchase Program

On February 24, 2005, we announced the authorization of a new $1.5 billion share repurchase program. As of July 30, 2005, we completed our $1.5 billion share repurchase program with the purchase of approximately 71 million shares for approximately $1.5 billion, including commissions, at an average price per share of $21.14.

On July 20, 2005, we announced the authorization of a new $500 million to the share repurchase program. The authorization for this repurchase program is for 12 months. We will continue to use excess cash to opportunistically repurchase shares at prices we deem attractive.

Credit Facility and Debt

As of July 30, 2005, we had $544 million in trade letters of credit issued under our letter of credit agreements totaling $900 million. There were no drawings under our $750 million revolving credit facility.

In line with our objective of reducing long-term debt, during the thirteen and twenty-six weeks ended July 31, 2004, respectively, we repurchased and extinguished $303 million and $473 million of our domestic debt and incurred $65 million and $95 million in losses on early retirement of debt due to premiums paid and issuance cost write-offs.

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the prior letter of credit agreements, the new letter of credit agreements are unsecured. Consequently, the $900 million of required restricted cash that collateralized the existing letter of credit agreements was fully released as of May 6, 2005. The new letter of credit agreements contain financial and other covenants substantially similar to those included in our $750 million five-year unsecured revolving credit facility dated August 30, 2004, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the new letter of credit agreements, which would permit the participating banks to terminate our ability to request letters of credit and require the immediate posting of cash collateral in support of any outstanding letters of credit. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

On February 10, 2005, Standard & Poor’s upgraded our senior unsecured debt rating to investment grade, BBB- from BB+, with a stable outlook. On April 5, 2005, Moody’s upgraded our senior unsecured debt rating to Baa3 from Ba1, with a positive outlook. As a result of these upgrades by the rating agencies, the interest rate payable by us on the 2008 notes decreased by 50 basis points to 9.55 percent per annum as of June 15, 2005.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at July 30, 2005, amounting to $66 million (of which $30 million was issued under the revolving credit facility lines), $55 million and $3 million, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $79 million, of which $13 million has already been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

NEW ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was initially proposed to be effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the effective date to the first interim reporting period of the registrant’s next fiscal year. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We are still assessing the impact on our results of operations and financial position upon the adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged during the first twenty-six weeks of fiscal 2005 were the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial instruments for trading purposes.

Forward contracts used to hedge forecasted merchandise purchases are designated as cash-flow hedges. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value and are determined using quoted market rates. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings (loss) within shareholders’ equity, and are recognized in cost of goods sold and occupancy expenses in the period in which the hedged merchandise inventory is sold. An unrealized loss of approximately $3 million, net of tax, has been recorded in accumulated other comprehensive earnings (loss) at July 30, 2005, and will be recognized in cost of goods sold over the next 12 months. The majority of the critical terms of the forward contracts and the forecasted foreign merchandise purchases are the same. As a result, there were no material amounts reflected in the first twenty-six weeks of fiscal 2005 or fiscal 2004 earnings resulting from hedge ineffectiveness. At July 30, 2005, the fair value of these forward contracts was approximately $11 million in other current assets and $17 million in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the loan and intercompany balance. Forward contracts used to hedge non-merchandise intercompany transactions are designated as fair value hedges. At July 30, 2005, the fair value of these forward contracts was approximately $5 million in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Changes in the fair value of these foreign currency contracts, as well as the underlying loans and intercompany balances, are recognized in operating expenses in the same period and generally offset.

Periodically, we hedge the net assets of certain international subsidiaries to offset the foreign currency translation and economic exposures related to our investments in these subsidiaries. We have designated such hedges as net investment hedges. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings (loss) within shareholders’ equity to offset the foreign currency translation adjustments on the investments. At July 30, 2005, we used a non-derivative financial instrument, an intercompany loan, to hedge the net investment of one of our subsidiaries. The net amount of the gain resulting from the fair value change of the hedging instrument included in accumulated other comprehensive earnings during the first twenty-six weeks of fiscal 2005 was approximately $5 million.

In addition, we used cross-currency interest rate swaps to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. At July 30, 2005, the fair market value loss of the swaps was approximately $5 million and is included in accrued expenses and other liabilities on the condensed consolidated balance sheets. We have designated such swaps as cash flow hedges to hedge the total variability in functional currency – cash flows of the interest and principal.

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

Our market risk profile as of July 30, 2005 has not significantly changed since January 29, 2005. Our market risk profile on January 29, 2005 is disclosed in our 2004 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of July 30, 2005.

Changes in Internal Control Over Financial Reporting

During our second fiscal quarter of 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 30, 2005, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs(1)(2)
Month #1 (May 1 - May 28)	20,908,600	$21.23	20,908,600	$500 million
Month #2 (May 29 - July 2)	17,451,300	$20.65	17,451,300	$140 million
Month #3 (July 3 - July 30)	6,759,300	$20.66	6,759,300	$500 million

Total, July 30, 2005	45,119,200	$20.92	45,119,200	$500 million

(1)	On February 24, 2005, the company announced the authorization of a new $1.5 billion share repurchase program. The Board of Directors authority with respect to this program expires on February 24, 2007. During the thirteen weeks ended July 30, 2005, the company completed the $1.5 billion share repurchase program.

(2)	On July 20, 2005, the company announced the authorization of a new $500 million share repurchase program. The Board of Directors authority with respect to this program expires on July 19, 2006.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	On May 10, 2005, the Annual Meeting of the Stockholders of the Company was held in San Francisco, California. There were 858,529,251 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

b)	The following directors were elected:

	Vote For	Vote Withheld
Howard Behar	770,687,625	42,595,462
Adrian D.P. Bellamy	768,996,724	44,286,363
Domenico De Sole	770,564,384	42,718,703
Donald G. Fisher	790,415,160	22,867,927
Doris F. Fisher	790,374,432	22,908,655
Robert J. Fisher	787,343,045	25,940,042
Penelope L. Hughes	790,333,339	22,949,748
Bob L. Martin	768,780,928	44,502,159

Jorge P. Montoya	770,404,504	42,878,580
Paul S. Pressler	790,803,607	22,479,480
James M. Schneider	791,014,745	22,268,342
Mayo A. Shattuck III	790,532,400	22,750,687
Margaret C. Whitman	790,266,775	23,016,312

There were no abstentions and no broker non-votes.

c)	The selection of Deloitte & Touche, LLP as the company’s independent registered public accounting firm for the fiscal year ending January 28, 2006, was ratified with 802,693,695 votes in favor and 4,701,230 votes against.

There were 5,888,162 abstentions and no broker non-votes.

d)	The proposal to amend and restate the company’s Executive Management Incentive Compensation Award Plan was ratified with 702,897,843 votes in favor and 35,885,926 votes against.

There were 6,517,384 abstentions and 67,981,934 broker non-votes.

ITEM 6.	EXHIBITS

(10.1)	Executive Management Incentive Compensation Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.2)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.3)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.4)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.5)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.6)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.5 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.7)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.6 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.8)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.7 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.9)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.8 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(15)*	Letter re: Unaudited Interim Financial Information

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: September 1, 2005	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: September 1, 2005	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

(10.1)	Executive Management Incentive Compensation Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.2)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.3)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.4)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.5)	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.6)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.5 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.7)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.6 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.8)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.7 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(10.9)	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.8 to the Registrant’s Form 8-K, dated May 11, 2005, Commission File No. 1-7562.

(15)*	Letter re: Unaudited Interim Financial Information

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.