Form 10-Q
period 2005-10-29
GAP INC
filed 2005-12-02
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 29, 2005

or

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

Common Stock, $0.05 par value, 869,625,962 shares as of November 26, 2005

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions except par value, shares in thousands)	October 29, 2005	January 29, 2005	October 30, 2004 (as restated, see Note 2)
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1,372	$2,245	$2,214
Short-term investments	840	817	514
Restricted cash	75	1,015	1,015
Merchandise inventory	2,546	1,814	2,629
Other current assets	594	413	387

Total current assets	5,427	6,304	6,759

Property and equipment, net of accumulated depreciation of $3,775, $3,793, and $3,893	3,289	3,376	3,411
Other assets	355	368	369

Total assets	$9,071	$10,048	$10,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,373	$1,240	$1,439
Accrued expenses and other current liabilities	827	924	986
Income taxes payable	36	78	27

Total current liabilities	2,236	2,242	2,452

Long-Term Liabilities:
Long-term debt	513	513	513
Senior convertible notes	—	1,373	1,380
Lease incentives and other liabilities	933	984	1,031

Total long-term liabilities	1,446	2,870	2,924

Commitments and contingencies (see Note 10)

Shareholders’ Equity:
Common stock $.05 par value
Authorized 2,300,000 shares; Issued 1,077,423, 985,738, and 982,857 shares; Outstanding 872,254, 860,559 and 887,572 shares	54	49	49
Additional paid-in capital	2,376	904	850
Retained earnings	7,834	7,181	6,821
Accumulated other comprehensive earnings	43	48	39
Deferred compensation	(5)	(8)	(9)
Treasury stock, at cost (205,169, 125,179, and 95,285 shares)	(4,913)	(3,238)	(2,587)

Total shareholders’ equity	5,389	4,936	5,163

Total liabilities and shareholders’ equity	$9,071	$10,048	$10,539

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
($ in millions except per share amounts, shares in thousands)	October 29, 2005		October 30, 2004 (as restated, see Note 2)		October 29, 2005		October 30, 2004 (as restated, see Note 2)
Net sales	$3,860		$3,980		$11,202		$11,369
Costs and expenses
Cost of goods sold and occupancy expenses	2,497		2,414		6,974		6,792
Operating expenses	1,023		1,099		2,995		3,113
Loss on early retirement of debt	—		10		—		105
Interest expense	8		38		38		134
Interest income	(19)		(15)		(67)		(40)

Earnings before income taxes	351		434		1,262		1,265
Income taxes	139		169		487		493

Net earnings	$212		$265		$775		$772

Weighted average number of shares - basic	875,086		902,039		886,608		900,701
Weighted average number of shares - diluted	881,714		997,620		912,773		998,817
Earnings per share - basic	$0.24		$0.29		$0.87		$0.86
Earnings per share - diluted	$0.24		$0.28		$0.86		$0.81
Cash dividends paid per share	$0.045	(a)	$0.02	(e)	$0.16	(a)(b)(c)(d)	$0.07	(e)(f)(g)

(a)	Includes a dividend of $0.045 per share declared and paid in third quarter of fiscal 2005.

(b)	Includes a dividend of $0.045 per share declared and paid in second quarter of fiscal 2005.

(c)	Includes a dividend of $0.045 per share declared and paid in first quarter of fiscal 2005.

(d)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2004 but paid in first quarter of fiscal 2005.

(e)	Includes a dividend of $0.02 per share declared in second quarter of fiscal 2004 but paid in third quarter of fiscal 2004.

(f)	Includes a dividend of $0.02 per share declared in first quarter of fiscal 2004 but paid in second quarter of fiscal 2004.

(g)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2003 but paid in first quarter of fiscal 2004.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004 (as restated, see Note 2)
Cash flows from operating activities:
Net earnings	$775	$772
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	424	457
Other non-cash reconciling adjustments	(25)	38
Deferred income taxes	(86)	(38)
Changes in operating assets and liabilities:
Merchandise inventory	(737)	(910)
Other assets	(90)	(39)
Accounts payable	130	186
Accrued expenses and other current liabilities	(45)	44
Income taxes payable, net	(102)	(152)
Lease incentives and other liabilities	84	92

Net cash provided by operating activities	328	450

Cash flows from investing activities:
Purchase of property and equipment	(448)	(294)
Proceeds from sale of property and equipment	21	—
Purchase of short-term investments	(1,364)	(1,139)
Maturities of short-term investments	1,350	1,698
Purchase of long-term investments	(100)	—
Maturities of long-term investments	100	—
Change in restricted cash	940	336
Changes in lease rights and other assets	31	3

Net cash provided by investing activities	530	604

Cash flows from financing activities:
Payments of long-term debt (b)	—	(871)
Issuance of common stock (b)	90	103
Purchase of treasury stock, net of reissuances	(1,673)	(273)
Cash dividends paid	(141)	(60)

Net cash used for financing activities	(1,724)	(1,101)

Effect of exchange rate fluctuations on cash	(7)	—

Net decrease in cash and equivalents	(873)	(47)

Cash and equivalents at beginning of period	2,245	2,261

Cash and equivalents at end of period	$1,372	$2,214

Supplemental disclosure of cash flow information:
Cash paid for interest	$72	$159
Cash paid for income taxes	$657	$663

(a)	Depreciation and amortization includes the amortization of lease incentives.

(b)	Does not include the non-cash conversion of our senior convertible debt of $1.3 billion to 85,143,950 shares of common stock in March 2005. See Note 6.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 29, 2005, January 29, 2005 and October 30, 2004, the interim condensed consolidated statements of operations for each of the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2005 and October 30, 2004, have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at October 29, 2005 and October 30, 2004 and for all periods presented.

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

During the third fiscal quarter of 2005 approximately $30 million of sourcing expenses were reclassified from operating expenses to cost of goods sold and occupancy expenses. While we have been classifying the majority of sourcing expenses in cost of goods sold and occupancy expenses, some operating costs related to certain wholly owned agent offices that source our product had been classified in operating expenses. As a result, approximately $30 million of year to date sourcing expenses were reclassified at the end of the third fiscal quarter of 2005. This reclassification had no effect on net earnings.

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2005 are not necessarily indicative of the operating results that may be expected for the year ending January 28, 2006.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

During fiscal 2004, we restated our interim 2004 and prior financial statements based on a re-evaluation of our lease accounting practices and corrected the way we account for our leases, specifically the accounting for operating leases with scheduled rent and tenant allowances.

Under the requirements of FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” rent expense should be amortized on a straight-line basis over the term of the lease. In prior periods, we had determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date, instead of at the time we take physical possession of the property to start construction on leasehold improvements. This had the effect of excluding the construction period of the stores from the calculation of the period over which rent is expensed. We have restated our interim 2004 and prior financial statements to correct our accounting for scheduled rent increases.

In addition, under FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases,” lease incentives such as tenant allowances received from the landlord to cover construction costs incurred by us should be reflected as a deferred liability, amortized over the term of the lease and reflected as a reduction to rent expense. We had previously classified a portion of tenant allowances as a reduction to store build out costs instead of as a deferred lease credit on the consolidated balance sheet to reflect construction costs incurred on behalf of the landlord. As a result, we also amortized the deferred lease credit over the asset life instead of over the lease term and reflected the amortization as a reduction to depreciation expense instead of as a reduction to rent expense. We reassessed this accounting policy in 2003 and effective February 1, 2004, prospectively changed our accounting policy to treat lease incentives received as deferred lease incentives. We have restated our interim 2004 and prior financial statements to properly account for tenant allowances.

The following is a summary of the effects of the adjustments on our condensed consolidated financial statements.

	Condensed Consolidated Statement of Operations
Periods Ended October 30, 2004	Thirteen Weeks Ended			Thirty-nine Weeks Ended
($ in millions, except per share amounts)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Cost of goods sold and occupancy expenses	$2,413	$1	$2,414	$6,793	$(1)	$6,792
Gross profit	1,567	(1)	1,566	4,576	1	4,577
Earnings before income taxes	434	—	434	1,264	1	1,265
Net earnings	265	—	265	771	1	772
Earnings per share – basic	$0.29	$—	$0.29	$0.86	$—	$0.86
Earnings per share - diluted	0.28	—	0.28	0.81	—	0.81

As of October 30, 2004	Condensed Consolidated Balance Sheet
($ in millions)	As previously reported	Adjustments	As restated
Total current assets	$6,765	$(6)	$6,759
Property and equipment, net	3,193	218	3,411
Other assets	273	96	369
Total assets	10,231	308	10,539
Accrued expenses and other current liabilities	951	35	986
Total current liabilities	2,417	35	2,452
Lease incentives and other liabilities	623	408	1,031
Total long-term liabilities	2,516	408	2,924
Retained earnings	6,951	(130)	6,821
Accumulated other comprehensive earnings	44	(5)	39
Total shareholders’ equity	5,298	(135)	5,163
Total liabilities and shareholders’ equity	10,231	308	10,539

We have restated our third quarter 2004 condensed consolidated statement of cash flows to reflect changes in restricted cash balances as an investing activity rather than a financing activity.

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

Beginning in 2005, the Compensation and Management Development Committee of the Board of Directors (the “Committee”) began granting stock awards in the form of performance units under our 1996 Stock Option and Award Plan. One share of common stock is issued for each performance unit upon time-based vesting of the awards. During the first thirty-nine weeks of 2005, we awarded approximately 2.0 million performance units (net of cancellations) subject to time-based vesting. We recognize compensation expense for these performance units based on the fair market value of the underlying common stock on the date of grant. The award is presented as an increase to shareholders’ equity as it is amortized to operating expenses over the vesting period of the performance unit.

Also, beginning in 2005, the Committee set goals under the Executive Management Incentive Compensation Award Plan (“Executive MICAP”) and the Management Incentive Compensation Award Plan with awards payable in performance units issued under our 1996 Stock Option and Award Plan. These performance units will only be granted upon the achievement by the company of certain performance metrics. The final number of performance units to be awarded will be based on achievement of the performance criteria and the fair value of our common stock on the date of the award. After granting, each performance unit will be subject to time-based vesting. We recognize compensation expense for performance units over the performance and vesting period of the units. At October 29, 2005, we estimated that approximately 176,000 performance units may be awarded.

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings
As reported	$212	$265	$775	$772
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	4	1	11	2
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(13)	(21)	(47)	(60)

Pro forma net earnings	$203	$245	$739	$714

Earnings per share:
As reported-basic	$0.24	$0.29	$0.87	$0.86
Pro forma-basic	0.23	0.27	0.83	0.79
As reported-diluted	0.24	0.28	0.86	0.81
Pro forma-diluted	0.23	0.26	0.82	0.75

5.	COMPREHENSIVE EARNINGS

Comprehensive earnings include net earnings as reported under generally accepted accounting principles and other comprehensive earnings. Other comprehensive earnings consider the effect of additional economic events that are not required to be recorded in determining net earnings but rather are reported as a separate component of shareholders’ equity. Other comprehensive earnings include foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments.

Comprehensive earnings, net of taxes, is comprised of:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings	$212	$265	$775	$772
Adjustments for foreign currency translation	4	37	(30)	25
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	(4)	(30)	3	(33)

Comprehensive earnings	$212	$272	$748	$764

6.	DEBT, SENIOR CONVERTIBLE NOTES AND OTHER CREDIT ARRANGEMENTS

As of October 29, 2005, we had $436 million in trade letters of credit issued under our letter of credit agreements totaling $900 million and there were no borrowings under our $750 million revolving credit facility.

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

On March 11, 2005, we called for the full redemption of $1.373 billion aggregate principal amount of our 5.75 percent Senior Convertible Notes due March 15, 2009. The redemption was completed by March 31, 2005. Note holders had the option of receiving either cash at a redemption price equal to 102.46 percent of the principal amount of the note, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of notes, or alternatively, converting their notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.373 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in redemption.

In line with our 2004 objective of reducing long-term debt, we repurchased and extinguished early an aggregate of $123 million and $596 million in principal amount of our notes for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. For the thirteen and thirty-nine weeks ended October 30, 2004, respectively, we incurred $10 million and $105 million in loss on early retirement of debt due to premiums paid and issuance cost write-offs.

7.	SHAREHOLDERS’ EQUITY

Stock Repurchase Program

On February 24, 2005, we announced the authorization of a $1.5 billion share repurchase program, which is now complete. On July 20, 2005, we announced the authorization of a new $500 million share repurchase program. Under this program, shares may be repurchased over 12 months. During the third quarter of 2005, we repurchased approximately 9.9 million shares of our common stock at a total cost of approximately $188 million, at an average price per share of $18.96 including commissions. During the first thirty-nine weeks of 2005, we repurchased approximately 81 million shares of our common stock at a total cost of approximately $1.7 billion, at an average price per share of $20.87 including commissions.

In September and October 2004, our Board of Directors authorized the repurchase of $750 million of our common stock. During the third quarter of 2004, we repurchased approximately 17 million shares of our common stock at a total cost of approximately $338 million, at an average price per share of $19.72 including commissions.

At October 30, 2004, differences in cash used in financing activities related to purchase of treasury stock differs from the comparable change in shareholders’ equity by $65 million due to the timing between the recognition of treasury stock purchases and the cash settlement of the treasury stock purchases as well as the reissuance of treasury stock.

Dividends

On February 24, 2005 we announced our intention to increase our annual dividend per share from $0.0888 to $0.18 for fiscal year 2005. Pursuant to this plan, a dividend of $0.045 was paid in April 2005, July 2005, and October 2005. The fourth quarter dividend is expected to be paid in January 2006.

8.	EARNINGS PER SHARE

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

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings-basic ($ in millions)	$212	$265	$775	$772
Add: Interest on convertible notes	—	12	8	36

Net earnings-diluted ($ in millions)	$212	$277	$783	$808

Weighted-average number of shares-basic (in thousands)	875,086	902,039	886,608	900,701

Incremental shares resulting from:
Stock options and performance units	6,628	9,973	8,821	12,508
Senior convertible notes	—	85,608	17,344	85,608

Weighted-average number of shares-diluted (in thousands)	881,714	997,620	912,773	998,817

Earnings per share-basic	$0.24	$0.29	$0.87	$0.86
Earnings per share-diluted	$0.24	$0.28	$0.86	$0.81

Excluded from the above computations of weighted-average shares for diluted earnings per share were anti-dilutive options to purchase 46,903,425 and 41,183,621 shares of common stock during the thirteen and thirty-nine ended October 29, 2005, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share were anti-dilutive options to purchase 43,092,040 and 32,810,161 shares of common stock during the thirteen and thirty-nine weeks ended October 30, 2004, respectively. For the thirteen and thirty-nine weeks ended October 29, 2005, 21,446 and 38,986 performance units have been excluded from the calculation of diluted earnings per share, respectively, because the performance conditions were not met as of the end of the quarter ended October 29, 2005. The excluded performance unit amounts are calculated using the treasury stock method and the calculation is based on the number of units expected to be awarded upon achievement of the performance criteria established under the Executive MICAP. See Note 4 for a discussion regarding performance unit awards.

9.	OTHER OPERATING CHARGES

The following table provides the liability balances and activities of our sublease loss reserve:

($ in millions)	Thirty-nine Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 30, 2004
Balance at beginning of period	$94	$105
Change in provision	(61)	(2)
Cash payments, net	(17)	(17)

Balance at end of period	$16	$86

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

Included in the net cash payment is $7 million related to the buyout of four leased properties. Remaining cash expenditures associated with the headquarter facilities sublease loss reserve are expected to be paid over the various remaining lease terms through 2012. Based on our assumptions as of October 29, 2005, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $23 million for future rent.

During the second fiscal quarter of 2005 we completed our assessment of available space and future office facility needs and decided that we would occupy one of our vacant leased properties in San Francisco. As a result, in the same quarter the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed and planning efforts to design and construct leasehold improvements for occupation in 2006 began. The remaining reduction in the provision was related to our decision to occupy certain office space.

In July 2005, we closed our Edgewood, Maryland distribution facility and consolidated its operations into several of our other facilities. In October 2005, we sold the facility. There were no material charges in the first thirty-nine weeks of fiscal 2005 as a result of the sale.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $77 million, of which $12 million has been cash collateralized.

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

11.	INCOME TAXES

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Income taxes	$139	$169	$487	$493
Effective tax rate	39.5%	39.0%	38.6%	39.0%

The increase in the effective tax rate for the thirteen weeks ended October 29, 2005, as compared to the same period ended October 30, 2004, is primarily due to an adjustment during the quarter of the valuation allowance with respect to state net operating losses. This adjustment was due to the anticipated impact of the enactment by the State of Ohio of Am. Sub. H.B. No. 66, which included a comprehensive restructuring of Ohio’s tax regime.

The decrease in the effective rate for the thirty-nine weeks ended October 29, 2005, as compared to the same period ended October 30, 2004, is primarily due to the favorable resolution of several state tax audits (net of the effect on federal income tax) and reassessment of other tax exposures.

12.	SUBSEQUENT EVENT

On November 23, 2005, we filed a Schedule TO with the United States Securities and Exchange Commission in connection with the offer to exchange certain outstanding “discounted” stock options held by 36 of our employees, covering 1,970,400 shares of our common stock, for new stock options covering an equivalent number of shares of our common stock and, in certain cases, cash payments. This offer will expire on December 22, 2005, unless extended by us.

Deloitte & Touche LLP
50 Fremont Street San Francisco, CA 94105-2230 USA Tel: +1 415 783 4000 Fax: +1 415 783 4329 www. deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Gap, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of October 29, 2005 and October 30, 2004, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2005 and October 30, 2004. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2, the accompanying condensed consolidated financial statements for the thirteen and thirty-nine week periods ended October 30, 2004 have been restated.

/s/ DELOITTE & TOUCHE LLP

December 1, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Banana Republic, Old Navy, and Forth & Towne brand names. We operate stores in the United States, Canada, the United Kingdom, France and Japan. In addition, our U.S. customers may shop online at gap.com, bananarepublic.com and oldnavy.com. We design virtually all of our products, which are manufactured by independent sources and sold under our private labels. We opened the first stores of our newest retail concept, Forth & Towne, in August, 2005.

Overview

Business in the third quarter remained challenging for our brands, with weak traffic trends driving negative 7 percent retail comparable store sales compared to last year. Net sales for the third quarter were down 3 percent. Gross margin declined from last year primarily due to increased promotions and markdowns to clear merchandise across all brands and was driven by disappointing customer response to fall product. Net earnings were 20 percent lower than last year and diluted earnings per share was $0.24, which was $0.04 lower than the comparative period last year.

For the thirty-nine weeks ended October 29, 2005, our free cash flow decreased $276 million compared to prior year due primarily to higher capital expenditures, which were associated with new store openings and store remodels as we invest in our future. For a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Financial Condition section of this Management’s Discussion and Analysis. In addition, we renegotiated our letter of credit agreements, which increased our financial flexibility and released the majority of our restricted cash balance on our consolidated balance sheet.

In the third quarter, we continued to return excess cash to shareholders by repurchasing approximately 9.9 million shares of our common stock for $188 million and doubled our quarterly dividend from $0.0222 per share in the prior year to $0.045 per share. We have repurchased approximately 81 million shares for $1.7 billion for fiscal 2005, and we have utilized $2.7 billion to repurchase 129 million shares since October 2004.

We are aggressively executing our plans to turn around our business performance across all our brands. Our teams are focused on providing compelling product and improving the store experiences for our customers. We remain confident in our growth strategies, which we believe will create value for our shareholders over the long-term. These strategies include: building our existing lifestyle brands and creating new ones, growing those brands internationally, becoming the best online apparel retailer, and leveraging our supply chain and operating discipline to yield superior shareholder returns.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) impact of SFAS 154 adoption; (ii) estimate of performance units to be awarded; (iii) dividend increases and timing of dividends in fiscal 2005; (iv) timing and amount of expenditures relating to headquarter facilities sublease loss reserve; (v) impact of loss under contractual indemnifications; (vi) outcome of any current Action and effect on our results of operations, liquidity or financial position; (vii) creating value for our shareholders over the long-term; (viii) interest expense savings for fiscal 2005; (ix) gross interest expense for fiscal 2005; (x) effective tax rate for fiscal 2005; (xi) year over year change in inventory per square foot at the end of the fourth quarter of fiscal 2005 and at the end of the first quarter of fiscal 2006; (xii) capital expenditures in fiscal 2005; (xiii) number of new store openings and store closings in fiscal 2005 and weightings by brand; (xiv) net square footage change in fiscal 2005; (xv) funding of capital expenditures in fiscal 2005; (xvi) use of excess cash for share repurchases; and (xvii) maximum exposure and cash collateralized balance for reinsurance pool in future periods.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 1, 2005 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

We have restated our third quarter of fiscal 2004 condensed consolidated statement of cash flows to reflect changes in restricted cash balances as an investing activity rather than a financing activity.

All items in this management’s discussion and analysis have been revised for the effects of these restatements.

RESULTS OF OPERATIONS

For the thirteen weeks ended October 29, 2005, net earnings decreased 20% percent to $212 million or $0.24 per share, compared to net earnings of $265 million or $0.28 per share for the comparable period in the prior year. For the thirty-nine weeks ended October 29, 2005, net earnings were $775 million or $0.86 per share, compared to net earnings of $772 million or $0.81 per share for the comparable period in the prior year.

Net Sales by Brand, Region and Channel

Net sales consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand.

Thirteen Weeks Ended October 29, 2005		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,297	$1,586	$517	$2	$3,402
	Direct (Online)	52	62	20	—	134
Europe	Stores	183	—	—	—	183
Asia	Stores	128	—	6	—	134
Other (2)		—	—	—	7	7

Total		$1,660	$1,648	$543	$9	$3,860

Global Sales Growth (Decline)		(6%)	(1%)	1%	—	(3)%

Thirteen Weeks Ended October 30, 2004		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,373	$1,605	$515	$—	$3,493
	Direct (Online)	60	65	23	—	148
Europe	Stores	212	—	—	—	212
Asia	Stores	125	—	—	—	125
Other (2)		—	—	—	2	2

Total		$1,770	$1,670	$538	$2	$3,980

Global Sales Growth (Decline)		(3%)	4%	5%	—	1%

Thirty-nine Weeks Ended October 29, 2005		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$3,616	$4,656	$1,526	$2	$9,800
	Direct (Online)	147	177	55	—	379
Europe	Stores	578	—	—	—	578
Asia	Stores	426	—	6	—	432
Other (2)		—	—	—	13	13

Total		$4,767	$4,833	$1,587	$15	$11,202

Global Sales Growth (Decline)		(5%)	2%	1%	—	(1%)

Thirty-nine Weeks Ended October 30, 2004		Gap	Old Navy	Banana Republic	Other	Total
Net Sales ($ in millions)
North America (1)	Stores	$3,837	$4,596	$1,507	$—	$9,940
	Direct (Online)	161	159	62	—	382
Europe	Stores	602	—	—	—	602
Asia	Stores	413	—	—	—	413
Other (2)		25	—	—	7	32

Total		$5,038	$4,755	$1,569	$7	$11,369

Global Sales Growth		0%	6%	11%	—	4%

(1)	North America includes the United States, Canada and Puerto Rico.

(2)	Other includes Forth & Towne, Germany and International Sales Program. In August 2004, we sold our stores and exited the market in Germany.

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

A store is considered “Closed” if it is temporarily closed for three or more full consecutive days or is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in “Closed” status for three or more days in the prior year then the store will be in “Non-comp” status for the same days in the following year.

Thirteen Weeks Ended October 29, 2005	Gap (1)	Old Navy	Banana Republic	Other	Total
Increase (decrease) ($ in millions)
2004 Net Sales	$1,770	$1,670	$538	$2	$3,980
Comparable store sales	(91)	(128)	(35)	—	(254)
Noncomparable store sales	(15)	100	41	7	133
Direct (Online)	(8)	(3)	(3)	—	(14)
Foreign exchange (2)	4	9	2	—	15

2005 Net Sales	$1,660	$1,648	$543	$9	$3,860

Thirty-nine Weeks Ended October 30, 2005	Gap (1)	Old Navy	Banana Republic	Other	Total
Increase (decrease) ($ in millions)
2004 Net Sales	$5,038	$4,755	$1,569	$7	$11,369
Comparable store sales	(204)	(248)	(70)	—	(522)
Noncomparable store sales	(82)	284	90	8	300
Direct (Online)	(14)	18	(7)	—	(3)
Foreign exchange (2)	29	24	5	—	58

2005 Net Sales	$4,767	$4,833	$1,587	$15	$11,202

(1)	Includes Gap International.

(2)	Foreign exchange is the translation impact of current year sales at current year exchange rates versus current year sales at prior year exchange rates.

Our third quarter 2005 sales of $3.9 billion declined 3 percent, compared to third quarter 2004 sales of $4.0 billion. Our comparable store sales declined 7 percent, primarily driven by weak product acceptance of our fall product. Sales productivity in the third quarter of fiscal 2005 decreased to $99 per average square foot compared with $104 per average square foot in the third quarter of fiscal 2004. During the third quarter of fiscal 2005, we closed 11 under-performing stores, mainly in Gap brand and Old Navy. We opened 99 new stores, mainly in Old Navy.

Comparable store sales percentage change by brand for the third quarter 2005 over 2004 were as follows:

•	Gap North America reported negative 4 percent in 2005 versus flat in 2004

•	Old Navy North America reported negative 8 percent in 2005 versus negative 1 percent in 2004

•	Banana Republic North America reported negative 7 percent in 2005 versus positive 3 percent in 2004

•	International reported negative 10 percent in 2005 versus negative 10 percent in 2004

Our first thirty-nine weeks of 2005 sales of $11.2 billion declined 1 percent, compared to first thirty-nine weeks of 2004 sales of $11.4 billion. Our comparable store sales declined 5 percent, primarily driven by weak product acceptance of our merchandise. Sales productivity decreased to $291 per average square foot in the first thirty-nine weeks of fiscal 2005 compared with $300 per average square foot in the first thirty-nine weeks of fiscal 2004.

Comparable store sales percentage change by brand for the first thirty-nine weeks of 2005 over 2004 were as follows:

•	Gap North America reported negative 4 percent in 2005 versus positive 1 percent in 2004

•	Old Navy North America reported negative 5 percent in 2005 versus positive 2 percent in 2004

•	Banana Republic North America reported negative 5 percent in 2005 versus positive 9 percent in 2004

•	International reported negative 5 percent in 2005 versus negative 8 percent in 2004

Store count and square footage were as follows:

	October 29, 2005		October 30, 2004
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,402	13.1	1,458	13.4
Gap Europe	165	1.5	170	1.6
Gap Asia	88	1.0	77	0.8
Old Navy North America	958	18.4	887	17.3
Banana Republic North America	495	4.1	459	3.9
Banana Republic Japan	4	—	—	—
Forth & Towne	5	0.1	—	—
Total	3,117	38.2	3,051	37.0
Increase/(Decrease)	2%	3%	(1)%	0%

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include the cost of merchandise, inventory shortage and valuation adjustments, freight charges, and purchasing and receiving costs associated with our sourcing operations, inspection costs, warehousing costs, rent, occupancy and depreciation for our stores and distribution centers.

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Cost of Goods Sold and Occupancy Expenses	$2,497	$2,414	$6,974	$6,792	64.7%	60.7%	62.3%	59.7%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 4.0 percentage points during the third quarter of fiscal 2005 and increased 2.6 percentage points during the first thirty-nine weeks of 2005, compared to the same periods last year. Merchandise margin decline was primarily driven by disappointing customer response to our products, which resulted in increased promotions and markdowns to clear merchandise across all brands. In addition, margin decreased due to a reclassification of sourcing costs from operating expenses to cost of goods sold. While we have been classifying the majority of sourcing expenses in cost of goods sold, certain sourcing costs had been classified in operating expenses. As a result, approximately $30 million of year to date sourcing expenses, primarily comprised of payroll and benefit expenses for our wholly owned agent offices, were reclassified at the end of the third fiscal quarter of 2005.

Occupancy expenses is comprised of rent, depreciation and other occupancy-related expenses. As a percentage of sales, occupancy expenses increased for the third quarter of fiscal 2005 compared to the same period in the prior year. This increase is primarily due to the decrease in sales for stores that have been open for more than one year. Occupancy expenses as a percentage of sales were flat for the first thirty-nine weeks of fiscal 2005 compared to the same period in the prior year.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Operating Expenses

Operating expenses include payroll and related benefits (for our stores, distribution network and corporate functions), advertising, and general and administrative expenses. Also included are costs to design and develop our products, pre-opening expenses related to new store openings, store closure losses, sublease losses, and the costs of maintenance and minor enhancements, which are expensed as incurred.

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Operating Expenses, Excluding Loss on Early Retirement of Debt	$1,023	$1,099	$2,995	$3,113	26.5%	27.6%	26.7%	27.4%

Operating expenses as a percentage of net sales decreased 1.1 percentage points during the third quarter of fiscal 2005 and decreased 0.7 percentage points during the first thirty-nine weeks of 2005, compared to the same periods last year. The decrease during the third quarter of fiscal 2005 was primarily driven by a decrease in bonus expense, advertising expense, and the reclassification of approximately $30 million of certain sourcing expenses from operating expenses to cost of goods sold and occupancy expenses in the third quarter of fiscal 2005. The decrease during the first thirty-nine weeks of 2005 was primarily driven by a $61 million reversal of sublease loss reserve and also the reclassification of certain sourcing expenses.

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

In July 2005, we closed our Edgewood, Maryland distribution facility and consolidated its operations into several of our other facilities. In October 2005, we sold the facility. There were no material charges in the first thirty-nine weeks of fiscal 2005 as a result of the sale.

Operating margin, excluding loss on early retirement of debt, was 8.8 percent and 11.7 percent for the third quarter of fiscal 2005 and 2004, and 11.0 percent and 12.9 percent for the first thirty-nine weeks of fiscal 2005 and 2004, respectively.

Loss on Early Retirement of Debt

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Loss on Early Retirement of Debt	$—	$10	$—	$105	—	0.3%	—	0.9%

In line with our 2004 objective of reducing long-term debt, we repurchased an aggregate of $122 million and $596 million in principal amount of our notes for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. We performed a net present value analysis on our outstanding debt and determined that it would be more beneficial to repurchase the debt early even though we incurred $10 million and $105 million in losses on early retirement of debt due to premiums paid and issuance cost write-offs for the thirteen and thirty-nine weeks ended October 30, 2004, respectively.

Interest Expense

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Interest Expense	$8	$38	$38	$134	0.2%	1.0%	0.3%	1.2%

The decrease in interest expense of $30 million during the third quarter of fiscal 2005 and the decrease of $96 million during the first thirty-nine weeks of fiscal 2005, was primarily due to the lower debt level as a result of our debt repurchases, scheduled debt maturity and conversion of the Senior Convertible Notes, as well as savings from lower facility fees on our new credit facility.

We anticipate that fiscal 2005 earnings will reflect approximately $120 million in interest expense savings over fiscal 2004 primarily as a result of our March 2005 redemption of the convertible notes and lower debt balances. For fiscal 2005, we expect gross interest expense to be about $50 million.

Interest Income

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended		Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Interest Income	$19	$15	$67	$40	0.5%	0.4%	0.6%	0.4%

The increase of $4 million in interest income during the third quarter of fiscal 2005 over 2004 and the increase of $27 million in interest income during the first thirty-nine weeks of fiscal 2005 over 2004 were primarily due to higher yields on our investments.

Income Taxes

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
($ in millions)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Income Taxes	$139	$169	$487	$493
Effective tax rate	39.5%	39.0%	38.6%	39.0%

The increase in the effective tax rate for the thirteen weeks ended October 29, 2005, as compared to the same period ended October 30, 2004, is primarily due to an adjustment during the quarter of the valuation allowance with respect to state net operating losses. This adjustment was due to the anticipated impact of the enactment by the State of Ohio of Am. Sub. H.B. No. 66, which included a comprehensive restructuring of Ohio’s tax regime.

The decrease in the effective rate for the thirty-nine weeks ended October 29, 2005, as compared to the same period ended October 30, 2004, is primarily due to the favorable resolution of several state tax audits (net of the effect on federal income tax) and reassessment of other tax exposures.

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

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	Oct. 29, 2005	Jan. 29, 2005	Oct. 30, 2004
Working capital ($ in millions) (a)	$3,191	$4,062	$4,307
Current ratio (a)	2.43:1	2.81:1	2.76:1

(a)	Our working capital and current ratio calculations include restricted cash of $75 million, $1.0 billion and $1.0 billion at October 29, 2005, January 29, 2005, and October 30, 2004, respectively.

Working capital and current ratio decreased as of October 29, 2005 due primarily to cash paid for share repurchases compared to last year.

Free Cash Flow

($ in millions)	Thirty-Nine Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 30, 2004
Net cash provided by operating activities	$328	$450
Net cash provided by investing activities	530	604
Net cash used for financing activities	(1,724)	(1,101)
Effect of exchange rate fluctuations on cash	(7)	—

Net decrease in cash and equivalents	$(873)	$(47)

Net cash provided by operating activities	$328	$450
Less: Net purchases of property and equipment	(448)	(294)

Free cash flow	$(120)	$156

Free cash flow is a non-GAAP measure. We believe free cash flow is an important metric, as it represents a measure of how much cash a company has available after the deduction of capital expenditures, as companies require regular capital expenditures to build and maintain stores and purchase new equipment to keep the business growing. We use this metric internally, as we believe our sustained ability to increase free cash flow is an important driver of value creation.

For the thirty-nine weeks ended October 29, 2005, our free cash flow decreased $276 million compared to the prior year primarily due to higher capital expenditures, which were associated with new store openings and store remodels as we invest in our future.

In addition, we renegotiated our letter of credit agreements, which increased our financial flexibility and decreased most of our restricted cash balance on our consolidated balance sheet.

As of October 29, 2005, we have $ 1.4 billion in cash and equivalents, $75 million in restricted cash, and $840 million in short-term investments representing a total of $2.3 billion of total cash and investments.

Cash Flows from Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended October 29, 2005 was $328 million, a decrease of $122 million compared with the same period in the prior year. This decrease was mainly due to changes in accrued expenses, accounts payable, and other assets, offset by an increase in merchandise inventory.

Inventory per square foot at October 29, 2005 was $64, a 7 percent decrease compared to the prior year. We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

We will continue to focus on inventory productivity, and expect inventory per square foot to be down on a percentage basis in the low single digits at the end of the fourth quarter and flat at the end of first quarter of fiscal 2006.

Cash Flows from Investing Activities

Net cash provided by investing activities for the thirty-nine weeks ended October 29, 2005 was $530 million, a decrease of $74 million compared with the same period in the prior year. The decrease was driven by higher short-term investments and greater capital expenditures, offset by release of restricted cash as a result of our new letter of credit agreements.

During the first thirty-nine weeks of fiscal 2005, capital expenditures totaled approximately $448 million. The majority of these expenditures were used for new store locations and store remodels. Capital expenditures during the first thirty-nine weeks of fiscal 2004 were $294 million primarily for new store locations, store remodels and information technology.

For fiscal 2005, we expect capital expenditures to be about $625 million. We expect to open about 195 new store locations and to close about 145 store locations. New store locations will be weighted toward Old Navy, while Gap stores will account for the majority of locations closed. As a result, we expect net square footage to increase approximately 3 percent for the full year fiscal 2005. We expect to fund these capital expenditures with cash flows from operations and available cash.

Cash Flows from Financing Activities

Net cash used for financing activities for the thirty-nine weeks ended October 29, 2005 was $1.7 billion, an increase of $623 million compared with the same period in the prior year. During the first thirty-nine weeks of fiscal 2005, we utilized $1.7 billion to repurchase common stock under our share repurchase program and reissued $15 million of treasury stock, mainly under our employee stock purchase program. During the first thirty-nine weeks of fiscal 2004, we repurchased and extinguished early an aggregate of $871 million in principal amount of our notes.

The increase in cash dividends paid reflects the declaration and accelerated payment schedule of our fiscal 2005 first, second and third quarter dividends at the increased $0.045 per share amount. In addition, the dividend declared on January 25, 2005 of $0.0222 per share was paid on February 23, 2005.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of financial factors, including sustainability, financial flexibility, operating performance and capital resources.

Stock Repurchase Program

On February 24, 2005, we announced the authorization of a $1.5 billion share repurchase program, which is now complete. On July 20, 2005, we announced the authorization of a new $500 million share repurchase program. Under this program, shares may be repurchased over 12 months. During the third quarter of 2005, we repurchased approximately 9.9 million shares of our common stock at a total cost of approximately $188 million, at an average price per share of $18.96 including commissions. During the first thirty-nine weeks of 2005, we repurchased approximately 81 million shares of our common stock at a total cost of approximately $1.7 billion, at an average price per share of $20.87 including commissions. We expect to use excess cash to opportunistically repurchase shares at prices we deem attractive.

In September and October 2004, our Board of Directors authorized the repurchase of $750 million of our common stock. During the third quarter of 2004, we repurchased approximately 17 million shares of our common stock at a total cost of approximately $338 million, at an average price per share of $19.72 including commissions.

At October 30, 2004, differences in cash used in financing activities related to purchase of treasury stock differs from the comparable change in shareholders’ equity by $65 million due to the timing between the recognition of treasury stock purchases and the cash settlement of the treasury stock purchases as well as the reissuance of treasury stock.

Debt, Senior Convertible Notes and Other Credit Arrangements

As of October 29, 2005, we had $436 million in trade letters of credit issued under our letter of credit agreements totaling $900 million and there were no borrowings under our $750 million revolving credit facility.

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the current letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released as of May 6, 2005.

The current letter of credit agreements contain financial and other covenants substantially similar to those included in our $750 million five-year unsecured revolving credit facility dated August 30, 2004, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the new letter of credit agreements, which would permit the participating banks to terminate our ability to request letters of credit and require the immediate posting of cash collateral in support of any outstanding letters of credit. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

On March 11, 2005, we called for the full redemption of $1.373 billion aggregate principal amount of our 5.75 percent Senior Convertible Notes due March 15, 2009. The redemption was completed by March 31, 2005. Note holders had the option of receiving either cash at a redemption price equal to 102.46 percent of the principal amount of the note, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of notes, or alternatively, converting their notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.373 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in redemption.

In line with our 2004 objective of reducing long-term debt, we repurchased and extinguished early an aggregate of $122 million and $596 million in principal amount of our notes for the thirteen and thirty-nine weeks ended October 30, 2004, respectively. For the thirteen and thirty-nine weeks ended October 30, 2004, respectively, we incurred $10 million and $105 million in loss on early retirement of debt due to premiums paid and issuance cost write-offs.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at October 29, 2005, amounting to $50 million (of which $33 million was issued under the revolving credit facility lines), $55 million and $3 million, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $77 million, of which $12 million has already been cash collateralized. We are in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies as discussed in our Annual Report on Form 10-K for the year ended January 29, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was initially proposed to be effective for reporting periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the effective date to the first interim reporting period of the registrant’s next fiscal year. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. We will adopt SFAS 123(R) in the first quarter of fiscal 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new unvested and modified awards. For any unvested portion of previously issued and outstanding awards compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We are still assessing the impact on our results of operations and financial position upon the adoption of SFAS 123(R).

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

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged during the first thirty-nine weeks of fiscal 2005 were the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial instruments for trading purposes.

Forward contracts used to hedge forecasted merchandise purchases are designated as cash-flow hedges. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value and are determined using quoted market rates. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings (loss) within shareholders’ equity, and are recognized in cost of goods sold and occupancy expenses in the period in which the hedged merchandise inventory is sold. An unrealized loss of approximately $6 million, net of tax, has been recorded in accumulated other comprehensive earnings (loss) at October 29, 2005, and may be recognized in cost of goods sold over the next 12 months. The majority of the critical terms of the forward contracts and the forecasted foreign merchandise purchases are the same. As a result, there were no material amounts reflected in the first thirty-nine weeks of fiscal 2005 or fiscal 2004 earnings resulting from hedge ineffectiveness. At October 29, 2005, the fair value of these forward contracts was approximately $12 million in other current assets and $21 million in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the loan and intercompany balance. Forward contracts used to hedge non-merchandise intercompany transactions are designated as fair value hedges. At October 29, 2005, the fair value of these forward contracts was approximately $1 million in other current assets and $5 million in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Changes in the fair value of these foreign currency contracts, as well as the underlying loans and intercompany balances, are recognized in operating expenses in the same period and generally offset.

Periodically, we hedge the net assets of certain international subsidiaries to offset the foreign currency translation and economic exposures related to our investments in these subsidiaries. We have designated such hedges as net investment hedges. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings (loss) within shareholders’ equity to offset the foreign currency translation adjustments on the investments. At October 29, 2005, we used a non-derivative financial instrument, an intercompany loan, to hedge the net investment of one of our subsidiaries. The net amount of the gain resulting from the fair value change of the hedging instrument included in accumulated other comprehensive earnings during the first thirty-nine weeks of fiscal 2005 was approximately $8 million.

In addition, we used cross-currency interest rate swaps to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. At October 29, 2005, the fair value loss of the swaps was approximately $4 million and is included in accrued expenses and other liabilities on the condensed consolidated balance sheet. We have designated such swaps as cash flow hedges to hedge the total variability in functional currency – cash flows of the interest and principal.

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

Our market risk profile as of October 29, 2005 has not significantly changed since January 29, 2005. Our market risk profile on January 29, 2005 is disclosed in our 2004 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of October 29, 2005.

Changes in Internal Control Over Financial Reporting

During our third fiscal quarter of 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 29, 2005, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (July 31- August 27)	3,896,000	$19.29	3,896,000	$425 million
Month #2 (August 28-October 1)	6,035,000	$18.75	6,035,000	$312 million
Month #3 (October 2-October 29)	—	—	—	$312 million

Total, October 29, 2005	9,931,000	$18.96	9,931,000	$312 million

(1)	On July 20, 2005, the company announced the authorization of a new $500 million share repurchase program. The Board of Directors authority with respect to this program expires on July 19, 2006.

ITEM 5.	OTHER INFORMATION

Our bylaws currently do not permit notice of a special Board or Committee meeting to be made by email. At the meeting of the Board of Directors held on November 30, 2005, our directors approved an amendment to our bylaws that allows for notice of a special Board or Committee meeting by email. The full text of our amended and restated bylaws are filed as an exhibit hereto. The above is a summary of the amendment to our bylaws and is qualified in its entirety by the provisions of our amended bylaws.

ITEM 6.	EXHIBITS

(3)(ii)*	Amended and Restated Bylaws of the Company effective as November 30, 2005.

(10.1)*	Form of Stock Award Agreement for Paul Pressler under the Company’s 1996 Stock Option and Award Plan.

(10.2)	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

(10.3)	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Company’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

(10.4)*	Form of Stock Award Agreement under the Company’s 1996 Stock Option and Award Plan.

(10.5)*	Form of Nonqualified Stock Option Agreement for Employees under the Company’s 1996 Stock Option and Award Plan.

(15)*	Letter re: Unaudited Interim Financial Information

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: December 1, 2005	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: December 1, 2005	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

(3)(ii)*	Amended and Restated Bylaws of the Company effective as November 30, 2005.

(10.1)*	Form of Stock Award Agreement for Paul Pressler under the Company’s 1996 Stock Option and Award Plan.

(10.2)	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

(10.3)	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Company’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

(10.4)*	Form of Stock Award Agreement under the Company’s 1996 Stock Option And Award Plan.

(10.5)*	Form of Nonqualified Stock Option Agreement for Employees under the Company’s 1996 Stock Option and Award Plan.

(15)*	Letter re: Unaudited Interim Financial Information

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.