Form 10-K
period 2006-01-28
GAP INC
filed 2006-03-28
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the common equity held by non-affiliates of the registrant as of July 30, 2005 was approximately $13,938,227,715 based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s Common Stock outstanding as of March 13, 2006 was 853,611,821.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2005 Annual Report to Shareholders, which is included as Exhibit 13 to the Annual Report on Form 10-K, are incorporated into Parts I, II and IV.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2006 (hereinafter referred to as the “2006 Proxy Statement”) are incorporated into Part III.

The Exhibit Index is located on Page 16 hereof.

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” and similar expressions also identify forward-looking statements. Forward-looking statements include statements regarding: our future strategies and initiatives; our plans regarding successor IT systems, including IT systems related to our supply chain, point of sale, real estate, finance and human resources; the expected service level enhancements and cost savings resulting from our IT services agreement with IBM; our plans to expand internationally through franchising and similar arrangements; and our expectations regarding the impact of legal actions.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the U.S. and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs and structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 28, 2006 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1 - Business

General

The Company was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Old Navy, Banana Republic, and Forth & Towne brands. We operate stores in the United States, Canada, the United Kingdom, France and Japan. In addition, our U.S. customers may shop online at gap.com, bananarepublic.com, and oldnavy.com.

We design virtually all of our products, which are manufactured by independent sources, and sell them under our brands:

Gap. Founded in 1969, Gap stores offer extensive selections of classically styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories and personal care products for men and women, ages teen through adult. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children, ages newborn through pre-teen. We launched GapBody in 1998 offering women’s underwear, sleepwear, swimwear and personal care products. We also operate Gap Outlet stores, which carry a similar line of products

Old Navy. We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants as well as other items, including personal care products, in an innovative, exciting shopping environment. Old Navy also offers a line of maternity and plus sizes in its stores. We also operate Old Navy Outlet stores, which carry a similar line of products.

Banana Republic. Acquired in 1983 with two stores, Banana Republic now offers sophisticated, fashionable collections of dress-casual and tailored apparel, shoes and accessories for men and women at higher price points than Gap. Banana Republic products range from apparel, including intimate apparel, to personal care products. We also operate Banana Republic Factory stores, which carry a similar line of products.

Forth & Towne. We opened the first stores of our newest retail concept in August 2005, targeting women over the age of 35. Forth & Towne offers customers smart, fashionable clothing and accessories tailored to a range of lifestyles. Forth &Towne offers great style, along with a beautiful setting and exceptional service.

As of January 28, 2006, we operated a total of 3,053 store locations. For more information on the number of stores by brand and region, see the table in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form by reference to page 21 of our 2005 Annual Report to Shareholders.

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

Certain financial information about international operations is set forth under the heading “Segment Information” in Note L to Notes to Consolidated Financial Statements, included in Item 8 – Financial Statements and Supplementary Data.

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

Each of our brands has a loyalty program through which frequent customers receive benefits.

Merchandise Vendors

We purchase merchandise on average from approximately 600 vendors with facilities in approximately 50 countries. No vendor accounted for more than 5% of the dollar amount of our fiscal 2005 purchases. Of our merchandise sold during fiscal 2005, approximately 2% of all units (representing approximately 2% of total cost) was produced domestically while the remaining 98% of all units (representing approximately 98% of total cost) was made outside the United States. Approximately 20% of our total merchandise units (representing approximately 22% of total cost) was made in China, with the remainder coming from more than 50 other countries. Any event causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have a material adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the section entitled “Risk Factors – Trade matters and IT system changes may disrupt our supply chain” below in Item 1A.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about 13 weeks during the Back-to-School (August) and Holiday (November through December) periods. During fiscal 2005, these periods accounted for approximately 32% of our net sales.

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

Advertising

We place print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and lifestyle and fashion magazines. Our ads also appear in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and billboards. We have also run TV ads for Gap, Old Navy and Banana Republic and radio ads for Old Navy and Forth & Towne. We plan to continue our investments in advertising and marketing in fiscal 2006. There can be no assurances that these investments will result in increased sales or profitability.

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy and Forth & Towne trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising

In January 2006, we entered into a franchise agreement with an unaffiliated franchisee in Singapore and a distribution agreement with an unaffiliated distributor in Malaysia, which we expect to convert into a franchise agreement after regulatory approval. Under these agreements, a third party will operate stores that will sell apparel, purchased from us, under our brand names in Malaysia and Singapore. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to expand internationally. For additional information on risks related to our franchise business, see the section entitled “Risk Factors – Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands” below in Item 1A.

Inventory

The cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up our inventory levels. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. Because we do not carry much replenishment inventory in our stores, much of our inventory is maintained in distribution centers. Also see the section entitled “Risk Factors – We must successfully gauge fashion trends and changing consumer preferences to succeed” below in Item 1A.

Competitors

The global specialty apparel industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We are also faced with competition in European, Japanese and Canadian markets from established regional and national chains. Also see the section entitled “Risk Factors – Our business is highly competitive and depends on consumer spending patterns” below in Item 1A.

Employees

As of January 28, 2006, we had a work force of approximately 153,000 employees, which includes a combination of part and full-time employees. We hire temporary employees primarily during the peak Back-to-School and Holiday seasons.

To remain competitive in the apparel retail industry we must attract, develop and retain skilled employees, including executives. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors – We must successfully gauge fashion trends and changing consumer preferences to succeed” below in Item 1A.

Available Information

We make available on our website, www.gapinc.com, under “Investors, Financials, SEC Filings” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct, Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, Governance, Nominating and Social Responsibility Committees), and Corporate Governance Guidelines are also available on our website. The Code of Business Conduct can be found at www.gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website. The Committee Charters and Governance Guidelines can be found on our website under “Investors, Governance.” All of these documents are also available in print to any shareholder who requests them.

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position and Principal Occupation During Past Five Years:

Donald Fisher, 77, Founder; Chairman Emeritus since 2004; Chairman of the Company from 1969 to 2004; Chief Executive Officer of the Company from 1969 to 1995.

Cynthia Harriss, 53, President of Gap North America since April 2005; President of Gap Inc. Outlet Division from February 2004 to April 2005; President of Disneyland Resort from December 1999 until October 2003.

Jenny Ming, 50, President, Old Navy Brand since 1998. Joined in 1986.

Byron Pollitt, 54, Executive Vice President and Chief Financial Officer since January 2003; Executive Vice President and Chief Financial Officer of Walt Disney Parks and Resorts from 1999 to 2003.

Paul Pressler, 49, President and Chief Executive Officer of the Company since 2002; Chairman of Walt Disney Parks and Resorts from 2000 to 2002.

Eva Sage-Gavin, 47, Executive Vice President Human Resources since March 2003; Senior Vice President Human Resources of Sun Microsystems, Inc. from 2000 to 2003.

Lauri Shanahan, 43, Executive Vice President, Chief Compliance Officer, General Counsel and Corporate Secretary since May 2005; Executive Vice President, General Counsel and Corporate Secretary from December 2004 until May 2005; Senior Vice President, General Counsel and Corporate Secretary from 2001 to 2004.

Item 1A – Risk Factors

Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

We must successfully gauge fashion trends and changing consumer preferences to succeed.

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results. Some of our past product offerings have not been well received by our broad and diverse customer base. Merchandise misjudgments could have a material adverse effect on our image with our customers and on our operating results.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to peak Back-to-School and Holiday selling seasons when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our fashion items with accuracy. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance for our products. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.

Our business is highly competitive and depends on consumer spending patterns.

The global specialty apparel retail industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

•	sourcing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

•	providing strong and effective marketing support; and

•	maintaining high levels of consumer traffic.

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on apparel and accessories could have an adverse effect on our operating results.

We are also faced with competition in European, Japanese and Canadian markets from established regional and national chains. Our success in these markets depends on determining a sustainable profit formula to build brand loyalty and gain market share in these especially challenging retail environments. If our international business is not successful or if we cannot effectively take advantage of international growth opportunities, our results of operations could be adversely affected.

The market for prime real estate is competitive.

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, average sales per square foot, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively managing the profitability of our existing fleet of stores could have a material adverse effect on our results of operations.

We experience fluctuations in our comparable store sales and margins.

Our continued success depends, in part, upon our ability to continue to further improve sales, as well as both gross margins and operating margins. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. For example, over the past three years, our quarterly comparable store sales have ranged from an increase of 12% in the first fiscal quarter of fiscal 2003 to a decrease of 7% in the third fiscal quarter of 2005. Our comparable store sales in fiscal 2005 decreased 5% from fiscal 2004. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Over the past five years our reported gross margins have ranged from a low of 30% in fiscal 2001 to a high of 39% in fiscal 2004. In addition, over the past five years our reported operating margins have ranged from a low of 2.2% in fiscal 2001 to a high of 12.2% in fiscal 2004.

Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using more effective pricing strategies, and optimizing store performance by closing under performing stores. Any failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

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

Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and are currently implementing modifications and upgrades to our information technology systems supporting the product pipeline, including merchandise planning and inventory management. Modifications involve replacing legacy systems with successor systems or making changes to legacy systems. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying such replacement technologies. The launch of these successor systems will take place in a phased approach over an approximate five to six year period that began in 2002. Although we are on track with the replacement of our systems, there can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions. Supply chain disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We are implementing certain other changes to our IT systems that may disrupt operations.

In addition to modifying and replacing our systems related to merchandise planning and inventory management, we continue to evaluate and implement upgrades to our information technology systems for point of sales (cash registers), real estate, finance and human resources. Upgrades involve replacing legacy systems with current and industry-accepted successor systems, making changes to legacy systems or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as ensuring appropriate commercial contracts with third-party vendors supplying such replacement technologies are in place. The launch of these successor systems will take place in a phased approach over an approximate five to six year period that began in 2002. In 2004 we completed installation of our new point of sales system in all of our domestic stores, implemented our global financial systems, and replaced our lease management systems. In 2005 we introduced a new online platform, completed implementation of our perpetual and financial inventory system and implemented a new human resources/payroll system. In late fiscal 2005, we entered into an agreement with International Business Machines Corporation (Also see the following paragraph entitled “The implementation of our IT services agreement with IBM could cause disruptions in our operations and an adverse effect on our financial results”). Although we are on track with replacement of our systems, there can be no assurances that we will successfully launch the remaining systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

The implementation of our IT services agreement with IBM could cause disruptions in our operations and an adverse effect on our financial results.

In January 2006, we entered into a non-exclusive services agreement with International Business Machines Corporation (“IBM”) under which IBM will operate certain significant aspects of our information technology infrastructure that historically have been operated by us, including technology services supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery services. As a result of this agreement, we expect to enhance the capabilities of and level of service realized from our technology infrastructure, while reducing the costs associated with these functions over time. However, our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include the risk that we will be unable to transition these services to IBM on a timely basis, the risk that IBM will not be able to provide the anticipated levels of service initially and as our business changes over time, and the risk that IBM will be unable to maintain the security and integrity of the Company’s data under the terms of the agreement. In addition, although there are certain pricing protections built into the services agreement, there is a risk that our costs under this arrangement, including the amounts that we are obligated to pay IBM, will exceed the costs that we would have incurred if we had not entered into this arrangement.

We are unable to provide assurances that some or all of these risks will not occur, in particular, because we do not have experience outsourcing these aspects of our technology infrastructure. Failure to effectively mitigate these risks if they occur could have a material adverse effect on our operations and financial results.

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

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

In January 2006, we entered into a franchise agreement with an unaffiliated franchisee in Singapore and a distribution agreement with an unaffiliated distributor in Malaysia, which we expect to convert into a franchise agreement after regulatory approval. Under these agreements, a third party will operate stores that will sell apparel, purchased from us, under our brand names in Malaysia and Singapore. Prior to 2006, we had no experience operating through these types of third party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, our plan is to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store openings and sales. Moreover, while the agreements we’ve entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. Failure to successfully expand internationally through franchising or similar arrangements, or a failure to protect the value of our brands, could have a material adverse effect on our results of operations.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

We operate stores in the United States, Canada, the United Kingdom, France, and Japan. The stores operated as of January 28, 2006 aggregated approximately 37.8 million square feet. Almost all our stores are leased either on a short-term basis with one or more options after our initial term, or slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

We own approximately 1.2 million square feet of headquarters office space located in San Francisco, San Bruno and Rocklin, California. We lease approximately 1.5 million square feet of headquarters office space, located in San Francisco, San Bruno and Rocklin, California; New York, New York; Albuquerque, New Mexico; Toronto, Ontario; and Miami, Florida. Of the 1.5 million square feet of office space leased, approximately 145,000 square feet is under sublease to others and approximately 76,000 square feet is being marketed for sublease to others. During the second fiscal quarter of 2005, we completed our assessment of available space and future office facility needs and decided that we would occupy one of our vacant leased properties in San Francisco. We also lease approximately 24 domestic regional offices and approximately 35 international offices. We own approximately 8.9 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We recently announced that we will be closing one of our Brampton, Ontario, Canada facilities and consolidating its operations into the other Brampton facility in the fall of 2006. We lease approximately 1.8 million square feet of distribution space located in Grove City, Ohio and in the Northern Kentucky suburbs outside Cincinnati, Ohio. A third-party logistics company provides logistics services to us through a 390,000 square foot and a 46,000 square foot distribution warehouse in Ichikawa City and Funabashi City, Chiba, Japan.

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

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The principal markets on which our stock is traded are the New York Stock Exchange and the Pacific Exchange. The number of holders or record of our stock as of March 13, 2006 was 10,246. Additional information required by this item is provided on page F-27 to this Annual Report on Form 10-K.

(b) Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 28, 2006, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Oct. 30 – Nov. 26)	3,049,100	$17.31	3,049,100	$258,928,722
Month #2 (Nov. 27 – Dec. 31)	13,038,600	$17.69	13,038,600	$28,239,084
Month #3 (Jan. 1 – Jan. 28)	1,603,900	$17.61	1,603,900	$500,000,000

Total	17,691,600	$17.62	17,691,600

(1)	On July 20, 2005, we announced the authorization of a new $500 million share repurchase program, which is now complete. On January 24, 2006, the Board of Directors approved a new $500 million share repurchase program, which we announced on February 23, 2006. The authority with respect to that program expires on January 24, 2008.

Item 6 - Selected Financial Data

The information required by this item is incorporated herein by reference to page 15 of the 2005 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is incorporated herein by reference to pages 16 through 31 of the 2005 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is incorporated herein by reference to pages 32 through 33 of the 2005 Annual Report to Shareholders included as Exhibit 13 to this Annual Report on Form 10-K.

Item 8 - Financial Statements and Supplementary Data

The information required by this item is provided on pages F-3 through F-27 to this Annual Report on Form 10-K.

Item 9 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 28, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute, assurance that reported financial information is materially accurate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is provided on page F-3 to this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During fiscal 2005, the Company implemented a new perpetual inventory system. Although the Company did not replace its financial inventory system, all unit inventory transactions are now processed by the new perpetual system and then fed to the legacy financial system for costing and posting to the general ledger. The new system was subject to review during its implementation phase, and audit and validation during the controls self-assessment process. As a result of these evaluations, it was concluded that the design and effectiveness of the internal controls over financial reporting related to the new system were effective as of January 28, 2006.

Other than the change discussed above, during the Company’s fourth quarter of fiscal 2005, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B – Other Information

Not applicable.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Board Committees – Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement. See also Item 1 above in the section entitled “Executive Officers of the Registrant.” The Company has adopted a code of ethics, our Code of Business Conduct, that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct is available on our website, www.gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct” and in print to any person who requests it. Any amendments and waivers to the code will also be available on the website.

Item 11 - Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Summary of Executive Compensation,” “Charitable Gift Matching,” “Stock Options,” “Compensation Committee Interlocks and Insider Participation,” “Employment Contracts, Termination of Employment and Change in Control Arrangements,” and “Report of Compensation and Management Development Committee on Executive Compensation – Ten-Year Option Repricings” in the 2006 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Equity Plan Compensation Information” and “Beneficial Ownership of Shares” in the 2006 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section entitled “Other Reportable Transactions” in the 2006 Proxy Statement.

Item 14 – Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2006 Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	The following consolidated financial statements, schedules and exhibits are filed as part of this report.

(1)	Consolidated Financial Statements of The Gap, Inc. are included in Part II, Item 8:

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

THE GAP, INC.

Date: March 27, 2006	By	/s/ Paul S. Pressler
Paul S. Pressler, President and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2006	By	/s/ Byron H. Pollitt, Jr.
Byron H. Pollitt, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2006	By	/s/ Howard P. Behar
Howard P. Behar, Director

Date: March 27, 2006	By	/s/ Adrian D. P. Bellamy
Adrian D. P. Bellamy, Director

Date: March 27, 2006	By	/s/ Domenico De Sole
Domenico De Sole, Director

Date: March 27, 2006	By	/s/ Donald G. Fisher
Donald G. Fisher, Director

Date: March 27, 2006	By	/s/ Doris F. Fisher
Doris F. Fisher, Director

Date: March 27, 2006	By	/s/ Robert J. Fisher
Robert J. Fisher, Director

Date: March 27, 2006	By	/s/ Penelope L. Hughes
Penelope L. Hughes, Director

Date: March 27, 2006	By	/s/ Bob L. Martin
Bob L. Martin, Director

Date: March 27, 2006	By	/s/ Jorge P. Montoya
Jorge P. Montoya, Director

Date: March 27, 2006	By	/s/ Paul S. Pressler
Paul S. Pressler, Director

Date: March 27, 2006	By	/s/ James M. Schneider
James M. Schneider, Director

Date: March 27, 2006	By	/s/ Mayo A. Shattuck III
Mayo A. Shattuck III, Director

Date: March 27, 2006	By
Margaret C. Whitman, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Registrant’s Amended and Restated Bylaws (effective November 30, 2005), filed as Exhibit 3(ii) to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.1	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.2	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.2 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.3	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.3 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.4	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.4 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.5	Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, and Letter of Credit Agreement dated as of June 25, 2003 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.5 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.6	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 4, 2004, Commission File No. 1-7562.

10.7	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to Registrant’s Form 8-K on November 4, 2004, Commission File No. 1-7562.

10.8	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to Registrant’s Form 8-K on November 4, 2004, Commission File No. 1-7562.

10.9	Amendment No. 2 dated October 29, 2004 to the Letter of Credit Agreement dated as of June 25, 2003, as amended by Amendment No. 1 to the Letter of Credit Agreement dated as of August 30, 2004, among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to Form 8-K on November 4, 2004, Commission File No. 1-7562.

10.10	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.11	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.12	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.13	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.14	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.5 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.15	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.6 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.16	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.7 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.17	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.8 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.18*	Master Services Agreement between Registrant and IBM, dated as of January 13, 2006.(1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.19	Executive Management Incentive Cash Award Plan (March 23, 2004 Amendment and Restatement) filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 12, 2004, Commission File No. 1-7562.

10.20	Executive Management Incentive Compensation Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.21	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.22	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.23	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.24	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.25	Management Incentive Restricted Stock Plan II, filed as exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.26	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.27	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.28	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.29	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.30	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.31	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.32	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.33	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.34	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.35	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.36	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.37	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.38	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.39	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.40	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.41	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.42	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.43*	Form of Nonqualified Stock Option Agreement for Paul Pressler under the Company’s 1996 Stock Option and Award Plan, dated September 25, 2002.

10.44	Form of Nonqualified Stock Option Agreement for Paul Pressler under the company’s 1996 Stock Option and Award Plan filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 1, 2004, Commission File No. 1-7562.

10.45	Form of Nonqualified Stock Option Agreement for Employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.46	Form of Restricted Stock Agreement under Registrant’s 1996 Stock Option and Award Plan filed, as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.47	Form of Restricted Stock Agreement effective February 2, 2002 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.20 to Registrant’s Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.48	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.49	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.50	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.51	Form of Stock Award Agreement for Paul Pressler under the Company’s 1996 Stock Option Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.52	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.53	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.54	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.55	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.56	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.57	Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.58	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.59	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.60	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.61	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.62	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.63	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.64	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.65	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.66	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.67	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.68	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.69	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.70	Employment Agreement dated as of September 25, 2002 by and between Paul S. Pressler and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on September 26, 2002, Commission File No. 1-7562.

10.71	Offer Letter dated as of January 15, 2003 by and between Byron Pollitt and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on January 21, 2003, Commission File No. 1-7562.

10.72	Offer Letter dated as of February 25, 2003 by and between Registrant and Eva Sage-Gavin, filed as Exhibit 10.1 to the Company’s Form 8-K on February 28, 2003, Commission File No. 1-7562.

10.73	Offer Letter dated as of October 8, 2003 by and between The Gap, Inc. and Nick Cullen, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2003, Commission File No. 1-7562.

10.74	Agreement dated as of September 24, 2004 and confirmed on September 30, 2004 by and between Gary Muto and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on October 6, 2005, Commission File No. 1-7562.

10.75	Agreement with Anne B. Gust entered into on April 13, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 14, 2005, Commission File No. 1-7562.

10.76	Agreement dated as of and confirmed on April 15, 2005 by and between Cynthia Harriss and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on April 19, 2005, Commission File No. 1-7562.

10.77*	Summary of Non-employee Director Compensation.

10.78	Summary of Non-employee Director Compensation effective May 2006, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.79	Summary of Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.80	Summary of Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 17, 2006, Commission File No. 1-7562.

10.81*	Cash Payments in Connection with December 2005 Option Exchange

12*	Statement Regarding Computation of Ratios

13*	Portions of Registrant’s Annual Report to Shareholders for the fiscal year ended January 28, 2006

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 28, 2005, Commission File No. 1-7562.

21*	Subsidiaries of Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Furnished herewith
(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

GAP INC. FINANCIALS 2005

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation of the Company’s consolidated financial statements and related information appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements reasonably present the Company’s financial position and results of operations in conformity with generally accepted accounting principles. Management also has included in the Company’s financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

An independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards established by the Public Company Accounting Oversight Board (“PCAOB”).

The Board of Directors of the Company has an Audit and Finance Committee composed of four independent Directors. The committee meets periodically with financial management, the internal auditors and the independent registered public accounting firm to review accounting, control, auditing and financial reporting matters.

GAP INC. FINANCIALS 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Our system of internal control is evaluated on a cost benefit basis and is designed to provide reasonable, not absolute, assurance that reported financial information is materially accurate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the design and effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of January 28, 2006.

Management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006 was audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

GAP INC. FINANCIALS 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that the Company maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

San Francisco, California

March 27, 2006

GAP INC. FINANCIALS 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in millions except per share amounts, shares in thousands)	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Net sales	$16,023	$16,267	$15,854
Cost of goods sold and occupancy expenses	10,154	9,886	9,885

Gross profit	5,869	6,381	5,969
Operating expenses	4,124	4,296	4,068
Loss on early retirement of debt	—	105	21
Interest expense	45	167	234
Interest income	(93)	(59)	(38)

Earnings before income taxes	1,793	1,872	1,684
Income taxes	680	722	653

Net earnings	$1,113	$1,150	$1,031

Weighted average number of shares—basic	881,058	893,357	892,555
Weighted average number of shares—diluted	902,306	991,122	988,178
Earnings per share—basic	$1.26	$1.29	$1.15
Earnings per share—diluted	1.24	1.21	1.09

See Notes to the Consolidated Financial Statements

GAP INC. FINANCIALS 2005

CONSOLIDATED BALANCE SHEETS

($ in millions except par value, shares in thousands)	January 28, 2006	January 29, 2005
Assets
Current assets
Cash and equivalents	$2,035	$2,245
Short-term investments	952	817
Restricted cash	55	1,015
Merchandise inventory	1,696	1,814
Other current assets	501	413

Total current assets	5,239	6,304
Property and equipment, net of accumulated depreciation	3,246	3,376
Other assets	336	368

Total assets	$8,821	$10,048

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,132	$1,240
Accrued expenses and other current liabilities	725	924
Income taxes payable	85	78

Total current liabilities	1,942	2,242

Long-term liabilities:
Long-term debt	513	513
Senior convertible notes	—	1,373
Lease incentives and other liabilities	941	984

Total long-term liabilities	1,454	2,870

Commitments and contingencies (see Notes D and J)
Shareholders’ Equity
Common stock $.05 par value
Authorized 2,300,000 shares; Issued 1,078,925 and 985,738 shares; Outstanding 856,986 and 860,559 shares	54	49
Additional paid-in capital	2,402	904
Retained earnings	8,133	7,181
Accumulated other comprehensive earnings	51	48
Deferred compensation	(5)	(8)
Treasury stock, at cost (221,939 and 125,179 shares)	(5,210)	(3,238)

Total shareholders’ equity	5,425	4,936

Total liabilities and shareholders’ equity	$8,821	$10,048

See Notes to the Consolidated Financial Statements

GAP INC. FINANCIALS 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Cash Flows from Operating Activities
Net earnings	$1,113	$1,150	$1,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	625	615	675
Other non-cash reconciling adjustments	(28)	57	79
Deferred income taxes	(46)	(80)	101
Change in operating assets and liabilities:
Merchandise inventory	114	(90)	385
Other assets	(104)	(18)	5
Accounts payable	(102)	39	(10)
Accrued expenses and other current liabilities	(121)	(23)	(42)
Income taxes payable, net	(19)	(112)	(38)
Lease incentives and other liabilities	119	59	(26)

Net cash provided by operating activities	1,551	1,597	2,160

Cash Flows from Investing Activities
Purchase of property and equipment	(600)	(419)	(261)
Proceeds from sale of property and equipment	27	—	1
Purchase of short-term investments	(1,768)	(1,813)	(1,202)
Maturities of short-term investments	1,645	2,072	442
Purchase of long-term investments	(100)	—	—
Maturities of long-term investments	100	—	—
Change in restricted cash	959	337	(1,303)
Change in other assets	23	6	5

Net cash provided by (used for) investing activities	286	183	(2,318)

Cash Flows from Financing Activities
Payments of long-term debt (b)	—	(871)	(668)
Issuance of common stock (b)	110	130	85
Purchase of treasury stock, net of reissuances	(1,971)	(976)	26
Cash dividends paid	(179)	(79)	(79)

Net cash used for financing activities	(2,040)	(1,796)	(636)

Effect of exchange rate fluctuations on cash	(7)	—	28

Net decrease in cash and equivalents	(210)	(16)	(766)
Cash and equivalents at beginning of period	2,245	2,261	3,027

Cash and equivalents at end of period	$2,035	$2,245	$2,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$79	$168	$235
Cash paid for income taxes	738	891	616

(a)	Depreciation and amortization includes the amortization of lease incentives.
(b)	Does not include the non-cash conversion of our senior convertible debt of $1.4 billion to 85 million shares of common stock in March 2005. See Note B to the Consolidated Financial Statements.

See Notes to the Consolidated Financial Statements

GAP INC. FINANCIALS 2005

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(In millions except share and per share amounts)	Shares	Amount	Additional Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)
Balance at February 1, 2003	968,010,453	$48	$638	$5,158	$(17)

Issuance of common stock pursuant to stock option plans	8,143,466	1	89
Conversion of convertible debt	310
Tax benefit from exercise of stock options by employees and from vesting of restricted stock			7
Adjustments for foreign currency translation					59
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($19)					(30)
Reclassification of amounts to net earnings, net of tax ($10)					15
Amortization of restricted stock and discounted stock options
Reissuance of treasury stock			(2)
Net earnings				1,031
Cash dividends ($.09 per share)				(79)

Balance at January 31, 2004	976,154,229	49	732	6,110	27

Issuance of common stock pursuant to stock option plans	9,149,786		129
Conversion of convertible debt	434,367		7
Tax benefit from exercise of stock options by employees and from vesting of restricted stock			31
Adjustments for foreign currency translation					29
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($21)					(33)
Reclassification of amounts to net earnings, net of tax ($16)					25
Amortization of restricted stock and discounted stock options
Repurchase of common stock
Reissuance of treasury stock			5
Net earnings				1,150
Cash dividends ($.09 per share)				(79)

Balance at January 29, 2005	985,738,382	49	904	7,181	48

Issuance of common stock pursuant to stock option plans	8,042,294	1	109
Conversion of convertible debt	85,143,950	4	1,351
Tax benefit from exercise of stock options by employees and from vesting of restricted stock			19
Adjustments for foreign currency translation					(25)
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($1)					1
Reclassification of amounts to net earnings, net of tax ($17)					27
Amortization of restricted stock and discounted stock options			18
Repurchase of common stock
Reissuance of treasury stock			1
Net earnings				1,113
Cash dividends ($.18 per share)				(161)

Balance at January 28, 2006	1,078,924,626	$54	$2,402	$8,133	$51

See Notes to the Consolidated Financial Statements

GAP INC. FINANCIALS 2005

		Treasury Stock
(In millions except share and per share amounts)	Deferred Compensation	Shares	Amount	Total	Comprehensive Earnings (Loss)
Balance at February 1, 2003	$(13)	(80,687,746)	$(2,288)	$3,526	$521

Issuance of common stock pursuant to stock option plans	(2)			88
Conversion of convertible debt
Tax benefit from exercise of stock options by employees and from vesting of restricted stock				7
Adjustments for foreign currency translation				59	59
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($19)				(30)	(30)
Reclassification of amounts to net earnings, net of tax ($10)				15
Amortization of restricted stock and discounted stock options	6			6
Reissuance of treasury stock		1,736,002	27	25
Net earnings				1,031	1,031
Cash dividends ($.09 per share)				(79)

Balance at January 31, 2004	(9)	(78,951,744)	(2,261)	4,648	1,060

Issuance of common stock pursuant to stock option plans	(4)			125
Conversion of convertible debt				7
Tax benefit from exercise of stock options by employees and from vesting of restricted stock				31
Adjustments for foreign currency translation				29	29
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($21)				(33)	(33)
Reclassification of amounts to net earnings, net of tax ($16)				25
Amortization of restricted stock and discounted stock options	5			5
Repurchase of common stock		(47,792,200)	(1,000)	(1,000)
Reissuance of treasury stock		1,564,639	23	28
Net earnings				1,150	1,150
Cash dividends ($.09 per share)				(79)

Balance at January 29, 2005	(8)	(125,179,305)	(3,238)	4,936	1,146

Issuance of common stock pursuant to stock option plans				110
Conversion of convertible debt				1,355
Tax benefit from exercise of stock options by employees and from vesting of restricted stock				19
Adjustments for foreign currency translation				(25)	(25)
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($1)				1	1
Reclassification of amounts to net earnings, net of tax ($17)				27
Amortization of restricted stock and discounted stock options	3			21
Repurchase of common stock		(98,547,000)	(2,000)	(2,000)
Reissuance of treasury stock		1,787,658	28	29
Net earnings				1,113	1,113
Cash dividends ($.18 per share)				(161)

Balance at January 28, 2006	$(5)	(221,938,647)	$(5,210)	$5,425	$1,089

GAP INC. FINANCIALS 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 52 Weeks Ended January 28, 2006 (Fiscal 2005), January 29, 2005 (Fiscal 2004), and January 31, 2004 (Fiscal 2003).

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Gap Inc. (the “Company,” “we,” “our”), a Delaware Corporation, is a global specialty retailer selling casual apparel, accessories and personal care products for men, women and children under a variety of brand names including Gap, Banana Republic, Old Navy, and Forth & Towne. Our principal markets consist of the United States, Canada, Europe and Japan, with the United States being the most significant. We sell our products through traditional retail stores, outlet stores and through our web sites.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Translation adjustments result from translating foreign subsidiaries’ financial statements into U.S. dollars. Balance sheet accounts are translated at exchange rates in effect at the balance sheet date. Income statement accounts are translated at average exchange rates during the year. The resulting translation adjustments are included in accumulated other comprehensive earnings in the Consolidated Statements of Shareholders’ Equity.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2005, 2004 and 2003 all consisted of 52 weeks. Fiscal 2006 will consist of 53 weeks.

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

Reclassifications

We have reclassified $23 million of cash provided by operating activities to cash provided by investing activities related to the non-cash portion of property and equipment purchases for fiscal 2004 in our Consolidated Statements of Cash Flows. This reclassification had no effect on the net decrease in cash and equivalents or on net earnings, as previously reported.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less. Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash and equivalents in our Consolidated Balance Sheets. The banks process the majority of these amounts within one to two business days. Outstanding checks classified in accounts payable on the Consolidated Balance Sheets totaled $67 million and $70 million as of the end of fiscal 2005 and 2004, respectively.

Short-term Investments

We have short-term investments, which generally have maturities of more than three months and less than one year from the date of purchase. Our short-term investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Primarily all securities held are U.S. government and agency securities and bank certificates of deposit and are stated at amortized cost, which approximates fair market value. Income related to these securities is reported as a component of interest income.

GAP INC. FINANCIALS 2005

The tables below summarize our marketable securities as of January 28, 2006 and January 29, 2005, which are recorded as cash and equivalents on the Consolidated Balance Sheets, and our short-term investments:

January 28, 2006 ($ in millions)	Cost Basis	Accrued Interest	Amortized Cost	Fair Value	Marketable Securities	Short-term Investments
Original maturity less than 91 days:
Money market investments	$239	$—	$239	$239	$239	$—
Interest bearing accounts	175	—	175	175	175	—
Commercial paper	711	2	713	713	711	—
Certificates of deposit	50	—	50	50	50	—
Agency discount notes	443	2	445	445	443	—
Original maturity greater than 91 days:
Certificates of deposit	130	3	133	133	—	133
Agency discount notes	731	10	741	741	—	741
Agency bonds	77	1	78	78	—	78

	$2,556	$18	$2,574	$2,574	$1,618	$952

January 29, 2005 ($ in millions)	Cost Basis	Accrued Interest	Amortized Cost	Fair Value	Marketable Securities	Short-term Investments
Original maturity less than 91 days:
Money market investments	$1,102	$—	$1,102	$1,102	$1,102	$—
Commercial paper	326	—	326	326	326	—
Certificates of deposit	65	—	65	65	65	—
Agency discount notes	423	—	423	423	423	—
Original maturity greater than 91 days:
Certificates of deposit	35	—	35	35	—	35
Agency discount notes	779	3	782	782	—	782

	$2,730	$3	$2,733	$2,733	$1,916	$817

Restricted Cash

Restricted cash primarily represents cash that serves as collateral and other cash that is restricted from withdrawal for use. As of January 28, 2006, restricted cash represents the restriction of $55 million, all of which serves as collateral for our insurance obligations. As of January 29, 2005, restricted cash represented the restriction of $1.0 billion, of which $900 million served as collateral for our committed bank lines that backed our letter of credit agreements to finance our inventory purchases, and the remainder was primarily restricted for our insurance obligations. The $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released in May 2005. See Note B.

Hedging Instruments

We apply Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes the accounting and reporting standards for derivative instruments and hedging activities. We recognize all derivative instruments as either other current assets or accrued expenses and other current liabilities in our Consolidated Balance Sheets and measure those instruments at fair value.

Merchandise Inventory

Inventory is valued using the cost method, which values inventory at the lower of the actual cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Market is determined based on the estimated net realizable value, which generally is the merchandise selling price. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends.

GAP INC. FINANCIALS 2005

Property and Equipment

Property and equipment are stated at cost and consists of the following:

($ in millions)	January 28, 2006	January 29, 2005
Leasehold improvements	$2,742	$2,636
Furniture and equipment	2,532	2,847
Land and buildings	1,008	1,038
Software	596	417
Construction-in-progress	80	231

Property and equipment, gross	6,958	7,169
Less: Accumulated depreciation and amortization	(3,712)	(3,793)

Property and equipment, net	$3,246	$3,376

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of lease term or economic life, ranging from 1 to 15 years
Furniture and equipment	Up to 10 years
Buildings	39 years
Software	3 to 7 years

The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net earnings. Maintenance and repairs are charged to expenses as incurred.

Interest costs related to assets under construction are capitalized during the construction period. Interest of $11 million, $10 million and $9 million was capitalized in fiscal 2005, 2004 and 2003, respectively.

Lease Rights and Key Money

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Lease rights are recorded at cost and are amortized over the corresponding lease term. The gross carrying value and accumulated amortization of lease rights was $108 million and $63 million, respectively, as of January 28, 2006, and $114 million and $68 million, respectively, as of January 29, 2005 and are included in other assets on the Consolidated Balance Sheets. The amortization expense associated with lease rights was $6 million, $9 million and $9 million in fiscal 2005, 2004 and 2003, respectively.

Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Prior to fiscal 2005, we considered key money an indefinite life intangible asset that was not amortized. In fiscal 2005, we determined that key money should more appropriately be amortized over the corresponding lease term and have recorded $50 million in cost of goods sold and occupancy expenses representing the cumulative impact of amortizing our key money balance from fiscal 1995 through the end of fiscal 2005. The gross carrying value and accumulated amortization of key money was $62 million and $50 million, respectively, as of January 28, 2006 and are included in other assets on the Consolidated Balance Sheets. This accounting change did not have a material impact on our results of operations or financial position for any of the comparable periods presented or prior periods.

Rent Expense

Minimum rental expenses are recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent liability. Deferred rent liability is included in lease incentives and other liabilities on the Consolidated Balance Sheets. We also receive tenant allowances, with the short-term portion included in accrued expenses and other current liabilities

GAP INC. FINANCIALS 2005

and the long-term portion included in lease incentives and other liabilities on the Consolidated Balance Sheets. Tenant allowances are amortized as a reduction to rent expense in the Statements of Operations over the term of the lease.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Long-lived Assets, Impairment and Excess Facilities

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include decisions to close a store, headquarter facility or distribution center, or a significant decrease in the operating performance of the long-lived asset. For our store assets that are identified as potentially being impaired, if the undiscounted future cash flows of the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the store’s long-lived assets is estimated using the discounted future cash flows of the assets based upon a rate that approximates our weighted-average cost of capital. Our estimate of future cash flows is based upon our experience, knowledge and third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict. We recorded a charge for the impairment of store assets of $3 million, $5 million and $23 million during fiscal 2005, 2004 and 2003, respectively.

The decision to close or sublease a store, distribution center or headquarter facility space can result in accelerated depreciation over the revised estimated useful life of the long-lived asset. In addition, we record a charge and corresponding sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. We estimate the reserve based on the status of our efforts to lease vacant office space, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Most store closures occur upon the lease expiration. See Note E.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of payroll and related benefits, deferred rent liability and other current liabilities. Accrued payroll and related benefits were $225 million at January 28, 2006 and $275 million at January 29, 2005.

Insurance/Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, automobile liability and employee-related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Comprehensive Earnings

Our comprehensive earnings is comprised of net earnings, adjusted for foreign currency translation and fluctuations in fair market value of financial instruments related to foreign currency hedging activities, net of tax.

Foreign Currency Translation

Our international subsidiaries use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from these operations are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from translation are included as accumulated other comprehensive earnings in the Consolidated Statements of Shareholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Operations and were a loss of approximately $13 million and $3 million in fiscal 2005 and 2003, respectively, and a gain of approximately $1 million in fiscal 2004. Cumulative currency translation adjustments in accumulated other comprehensive earnings were $54 million, $79 million and $50 million at January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

GAP INC. FINANCIALS 2005

Treasury Stock

We account for treasury stock under the cost method and include treasury stock as a component in the Consolidated Statements of Shareholders’ Equity.

Revenue Recognition

We recognize revenue and the related cost of goods sold (including shipping costs) at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin No. (“SAB”) 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized for store sales at the point at which the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, revenue is recognized at the time we estimate the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of January 28, 2006, January 29, 2005, and January 31, 2004. Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold and occupancy expenses.

Allowances for estimated returns are recorded based on estimated gross profit using our historical return patterns. A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 28, 2006	January 29, 2005	January 31, 2004
Balance at beginning of year	$19	$19	$15
Additions	704	714	633
Returns	(705)	(714)	(629)

Balance at end of year	$18	$19	$19

Upon the purchase of a gift card or issuance of a gift certificate, a liability is established for the cash value of the gift card or gift certificate. The liability is relieved and income is recorded as net sales upon redemption or as other income, which is a component of operating expenses, after sixty months, whichever is earlier. It is our historical experience that the likelihood of redemption after sixty months is remote. The liability for gift cards and gift certificates is recorded in accounts payable on the Consolidated Balance Sheets and was $356 million at January 28, 2006 and $363 million at January 29, 2005.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include the cost of merchandise, inventory shortage and valuation adjustments, freight charges, costs associated with our sourcing operations, production costs, insurance costs related to merchandise and occupancy, rent, common area maintenance, real estate taxes, utilities, and depreciation for our stores and distribution centers.

Operating Expenses

Operating expenses include payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions), advertising, and general and administrative expenses. Also included are costs to design and develop our products, merchandise handling and receiving in distribution centers and stores, distribution center general and administrative expenses, and rent, occupancy and depreciation for headquarter facilities.

Advertising

Costs associated with the production of advertising, such as writing, copy, printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Advertising costs were $513 million, $528 million and $509 million in fiscal 2005, 2004 and 2003, respectively.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with SFAS 109 “Accounting for Income Taxes.” Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

GAP INC. FINANCIALS 2005

We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any point in time, many tax years are subject to or in the process of audit by various taxing authorities. To the extent that our estimates of probable settlements change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

Stock-based Awards

During fiscal 2005, 2004, and 2003, we accounted for stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Operations. Performance units and discounted stock option awards, which are granted at less than fair market value, are amortized to operating expenses over the vesting period of the stock award. We amortize deferred compensation for each vesting layer of a stock award using the straight-line method.

SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123” and SFAS 123, “Accounting for Stock-Based Compensation,” require the disclosure of pro forma net earnings per share as if we had adopted the fair value method. Under SFAS 123, the fair value of stock-based compensation is calculated through the use of option pricing models. These models require subjective assumptions, including future stock price volatility and expected life, which affect the calculated values. The following table illustrates the effect on net earnings and earnings per share had we applied the fair value recognition provisions of SFAS 123:

($ in millions)	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Net earnings, as reported	$1,113	$1,150	$1,031
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	13	3	1
Less: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects (a)	(93)	(80)	(53)

Pro forma net earnings	$1,033	$1,073	$979

__________

(a)    Included in the $93 million stock-based compensation expense in fiscal 2005 is $33 million, net of related tax effects, pertaining to our January 26, 2006 acceleration of certain stock options. See Note G.

Earnings per share:
As reported—basic	$1.26	$1.29	$1.15
Pro forma—basic	1.17	1.20	1.10
As reported—diluted	1.24	1.21	1.09
Pro forma—diluted	1.15	1.13	1.03

The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	January 28, 2006	January 29, 2005	January 31, 2004
Dividend yield	0.88%	0.40%	0.53%
Risk-free interest rate	4.07%	3.16%	2.39%
Volatility	36%	49%	50%
Expected life (in years)	4	4	4

Under the Black-Scholes option pricing model, the weighted-average fair value of the stock options granted during fiscal 2005, 2004 and 2003 was $7.20, $8.33 and $5.36, respectively.

GAP INC. FINANCIALS 2005

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal 2006. We do not believe the adoption of SFAS 151 will have a material impact on our financial position, cash flows, or results of operations.

In December 2004, the FASB issued SFAS 123(R) which is effective for us at the beginning of fiscal 2006. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. We will apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We estimate the impact on our fiscal 2006 results of operations upon the adoption of SFAS 123(R) to be $30 million to $35 million before tax. Because this estimate is based on assumptions including anticipated levels of new awards to be granted, changes in stock price, forfeitures of awards and employee exercise behaviors, the actual impact of earnings may differ from this estimate.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment.” SAB 107 provides guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R), and modifications of options prior to the adoption of SFAS 123(R). We are currently assessing the guidance in SAB 107 as part of our evaluation of the adoption of SFAS 123(R).

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 in the fourth quarter of fiscal 2005 and this adoption did not have a material effect on our financial position, cash flows or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net earnings during the period of the change. SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe the adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. We adopted EITF 05-06 in the third quarter of fiscal 2005 and this adoption did not have a material effect on our financial position, cash flows or results of operations.

GAP INC. FINANCIALS 2005

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. The statement is effective for the first reporting period beginning after December 15, 2005. We do not believe adoption of FSP 13-1 will have a material effect on our financial position, cash flows or results of operations.

NOTE B: DEBT, SENIOR CONVERTIBLE NOTES AND OTHER CREDIT ARRANGEMENTS

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the current letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released in May 2005.

On August 30, 2004, we terminated all commitments under our $750 million three-year secured revolving credit facility scheduled to expire in June 2006 (the “Old Facility”) and replaced the Old Facility with a new $750 million five-year unsecured revolving credit facility scheduled to expire in August 2009 (the “New Facility”). The New Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit and standby letters of credit. The facility usage fees and fees related to the New Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio.

The New Facility and letter of credit agreements contain financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the New Facility and new letter of credit agreements, which would permit the participating banks to terminate our ability to access the New Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the New Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of January 28, 2006, we had $306 million in trade letters of credit issued under our letter of credit agreements totaling $900 million and there were no borrowings under our $750 million revolving credit facility.

A summary of our long-term debt and senior convertible notes is as follows:

	January 28, 2006		January 29, 2005
($ in millions)	Carrying Amount in U.S. Dollars	Fair Value (a)	Carrying Amount in U.S. Dollars	Fair Value (a)
$500 million notes payable, 6.90%, interest due semi-annually, due September 2007	$325	$329	$325	$348
$500 million notes payable, 8.80% (9.55%), interest due semi-annually, due December 2008 (b)	138	153	138	167
$50 million notes payable, 6.25%, interest due semi-annually, due March 2009	50	51	50	53

Total long-term debt	513	533	513	568
$1.38 billion senior convertible notes payable, 5.75%, interest due semi-annually, due March 2009	—	—	1,373	1,833

Total long-term debt and senior convertible notes	$513	$533	$1,886	$2,401

(a)	Based on the face amount multiplied by the market price of the note as of January 27, 2006.
(b)	The interest rate payable on these notes is subject to increase (decrease) by 0.25 percent for each rating downgrade (upgrade) by the rating agencies. The rate in parentheses reflects the rate at January 28, 2006. In no event will the interest rate be reduced below the original interest rate on the note.

GAP INC. FINANCIALS 2005

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion aggregate in principal of our 5.75 percent senior convertible notes (the “Notes”) due March 15, 2009. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the Notes, plus accrued interest excluding the redemption date, for a total of approximately $1,027 per $1,000 principal amount of Notes. Alternatively, note holders could elect to convert their Notes into approximately 62.03 shares of Gap, Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in cash redemption.

In line with our fiscal 2004 objective of reducing long-term debt, we repaid $871 million in debt in fiscal 2004. This included early extinguishment of $596 million of our domestic debt and the maturity of €227 million 5-year euro bond ($275 million). We repurchased and extinguished early an aggregate of $180 million in principal amount of our notes due 2005, $91 million in principal amount of our notes due 2007 and $325 million in principal amount of our notes due 2008. We performed a net present value analysis on our outstanding debt and determined that it would be beneficial to repurchase the debt earlier even though we incurred $105 million in loss on early retirement of debt due to premiums paid and the write-off of debt issuance costs.

Our 8.80 percent note payable, due December 2008 (“2008 Notes”), has an interest rate that is subject to adjustment if our credit rating is upgraded or downgraded by the credit rating agencies. As a result of upgrades to our long-term credit ratings in fiscal 2004, the interest rate on the 2008 Notes decreased from 10.55 percent as of year-end fiscal 2003 to 10.05 percent as of year-end fiscal 2004. As a result of subsequent upgrades to our long-term credit ratings in fiscal 2005, the interest payable by us on the 2008 Notes decreased a total of 50 basis points to 9.55 percent per annum as of June 15, 2005 and remains at this rate as of January 28, 2006.

NOTE C: INCOME TAXES

The provision for income taxes consisted of the following:

($ in millions)	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Current
Federal	$657	$589	$473
State	63	73	79
Foreign	45	114	117

Total current	765	776	669

Deferred
Federal	(44)	(38)	(5)
State	4	(19)	(18)
Foreign	(45)	3	7

Total deferred	(85)	(54)	(16)

Total provision	$680	$722	$653

The foreign component of pretax earnings before elimination of intercompany transactions in fiscal 2005, 2004 and 2003 was approximately $273 million, $534 million and $431 million, respectively. Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as we intend to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries at fiscal year-end 2005 and 2004 was approximately $700 million and $604 million, respectively. If the undistributed earnings were repatriated, the unrecorded deferred tax liability in fiscal 2005 and 2004 would be approximately $80 million and $24 million, respectively.

In October 2004, Congress enacted, and the President signed into law, the American Jobs Creation Act of 2004. Among its numerous changes in the tax law, this Act included a tax relief provision allowing corporate taxpayers a reduced tax rate on dividends received from controlled foreign corporations if certain conditions are satisfied. We have reviewed the provisions of the new law and concluded we will not benefit from these changes; therefore, there is no effect on income tax expense (or benefit) for the periods presented as a result of the American Jobs Creation Act’s repatriation provisions.

GAP INC. FINANCIALS 2005

The difference between the effective income tax rate and the U.S. federal income tax rate is summarized as follows:

	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.5	2.7	2.1
Tax impact of foreign operations	2.3	2.0	2.2
Other (a)	(2.9)	(1.1)	(0.5)

Effective tax rate	37.9%	38.6%	38.8%

(a)	The increase from fiscal 2004 in other is primarily driven by the impact of a favorable tax settlement related to the U.S.–Japan Income Tax Treaty.

Deferred tax assets (liabilities) consisted of the following:

($ in millions)	January 28, 2006	January 29, 2005
Compensation and benefits accruals	$44	$44
Scheduled rent	117	120
Nondeductible accruals	77	120
Fair value of financial instruments included in accumulated other comprehensive earnings	1	19
Other	62	72
State and foreign NOL	67	33

Gross deferred tax assets	368	408

NOL valuation allowance	(18)	(10)

Depreciation	(17)	(53)
Other	(17)	(12)
Inventory capitalization and other adjustments	(3)	(48)

Gross deferred tax liabilities	(37)	(113)

Net deferred tax assets	$313	$285

Current portion (included in other current assets)	$109	$149
Non-current portion (included in other assets)	204	136

Total	$313	$285

At January 28, 2006, we had $388 million of state and foreign net operating loss carryovers that could be utilized to reduce the tax liabilities of future years. A portion of the state and foreign net operating loss carryovers was reduced by a valuation allowance. The losses begin to expire in fiscal 2006 with some loss carryovers having indefinite carryforward periods.

NOTE D: LEASES

We lease most of our store premises and some of our headquarter facilities and distribution centers. These operating leases expire at various dates through 2033. Most store leases are for a five year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed to at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.

For leases that contain predetermined fixed escalations of the minimum rentals, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. Deferred rent liability is recorded in lease incentives and other liabilities on the Consolidated Balance Sheets and was approximately $342 million at January 28, 2006 and $361 million at January 29, 2005.

Lease payments that depend on factors that are not measurable at the inception of the lease, such as future sales volume, are contingent rentals and are excluded from minimum lease payments and included in the determination of total rental expense when it is probable that the expense has been incurred and the amount is reasonably estimable. Future payments for maintenance, insurance and taxes to which the Company is obligated are excluded from minimum lease payments.

Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. At January 28, 2006 and January 29, 2005, the short-term portion of the deferred credit was approximately $70 million and $82 million, respectively, and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets. At January 28, 2006 and January 29, 2005,

GAP INC. FINANCIALS 2005

the long-term portion of the deferred credit was approximately $525 million and $496 million, respectively, and is included in lease incentives and other liabilities on the Consolidated Balance Sheets.

The aggregate minimum non-cancelable annual lease payments under leases in effect on January 28, 2006, are as follows:

Fiscal Year	($ in millions)
2006	$974
2007	873
2008	786
2009	678
2010	537
Thereafter	1,660

Total minimum lease commitment	$5,508

Rental expense, net of sublease income, for all operating leases was as follows:

($ in millions)	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Minimum rentals	$866	$819	$808
Contingent rentals	139	148	146

Total	$1,005	$967	$954

NOTE E: SUBLEASE LOSS RESERVE AND OTHER LIABILITIES

As a result of our 2001 decision to consolidate and downsize corporate facilities in our San Francisco and San Bruno campuses, we have approximately 217,000 square feet of excess facility space as of January 28, 2006. We record a sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions.

In fiscal 2005, we released a net amount of $61 million of sublease loss reserve, and recorded net sublease loss charges of $15 million and $10 million in fiscal 2004 and 2003, respectively. During the second fiscal quarter of 2005 we completed our assessment of available space and future office facility needs and decided that we would occupy one of our vacant leased properties in San Francisco. As a result, in the same quarter the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed and planning efforts to design and construct leasehold improvements for occupation in 2006 began. The remaining reduction in the provision was related to our decision to occupy certain other office space. In addition, we also recorded $6 million related to corporate severance and outplacement expenses. Sublease loss charges are reflected in operating expenses in our Consolidated Statements of Operations.

Remaining cash expenditures associated with the headquarter facilities sublease loss reserve are expected to be paid over the various remaining lease terms through 2012. Based on our current assumptions as of January 28, 2006, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $20 million for future rent. Our accrued liability related to the domestic headquarter sublease loss charges of $14 million at January 28, 2006 was net of approximately $6 million of estimated sublease income to be generated from sublease contracts, which have not yet been identified.

Distribution facility changes in fiscal 2003 include costs associated with the cost of lease terminations, facilities restoration, severance and equipment removal.

GAP INC. FINANCIALS 2005

The reserve balances and activities are as follows:

($ in millions)	Sublease Loss Reserve	Severance and Outplacement	Distribution Facilities Charges	Total
Balance at February 1, 2003	$115	$—	$4	$119
Additional provision (reversals), net	10	—	(1)	9
Cash payments	(23)	—	(3)	(26)

Balance at January 31, 2004	102	—	—	102
Additional provision, net	15	2	—	17
Cash payments	(23)	—	—	(23)

Balance at January 29, 2005	94	2	—	96
Additional provision (reversals), net	(61)	6	—	(55)
Cash payments	(19)	(6)	—	(25)

Balance at January 28, 2006	$14	$2	$—	$16

In January 2004, we signed an agreement to sell our Gap stores and exit the market in Germany, effective August 1, 2004. Gap brand operations in Germany represented our smallest international retail business, and with only 10 store locations, accounted for less than 1 percent of total Company sales. This decision represented a strategic move toward re-allocating our international resources to optimize growth in our other existing markets and focusing our attention on more attractive, longer-term growth opportunities in new markets. As a result of our decision, we recognized an operating expense charge of $14 million to write down the assets to their fair value in fiscal 2003, which was estimated based upon the expected net selling price. In August 2004, we completed the sale of our Gap stores in Germany. The actual net selling price approximated our initial estimate.

NOTE F: DERIVATIVE FINANCIAL INSTRUMENTS

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged during fiscal 2005 were the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial contracts for trading purposes.

Forward contracts used to hedge forecasted merchandise purchases are designated as cash-flow hedges. Our derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value and are determined using quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over approximately 12 months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within shareholders’ equity, and are recognized in cost of goods sold and occupancy expenses in the period which approximates the time the hedged merchandise inventory is sold. An unrealized loss of approximately $3 million, net of tax, has been recorded in accumulated other comprehensive earnings at January 28, 2006, and will be recognized in cost of goods sold over the next 12 months. The majority of the critical terms of the forward contracts and the forecasted foreign merchandise purchases are the same. As a result, there were no material amounts reflected in fiscal 2005, fiscal 2004 or fiscal 2003 earnings resulting from hedge ineffectiveness. At January 28, 2006 and January 29, 2005, the fair value of these forward contracts was approximately $14 million and $2 million, respectively, in other current assets and $18 million and $52 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the loan and intercompany balance. Forward contracts used to hedge intercompany transactions are designated as fair value hedges. At January 28, 2006 and January 29, 2005, the fair value of these forward contracts was approximately $1 million and $8 million, respectively, in other current assets and $6 million and $28 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets. Changes in the fair value of these foreign currency contracts, as well as the underlying intercompany loans and balances, are recognized in operating expenses in the same period and generally offset, thus resulting in no material amounts of ineffectiveness.

Periodically, we hedge the net assets of certain international subsidiaries to offset the foreign currency translation and economic exposures related to our investments in these subsidiaries. We have designated such hedges as net investment hedges. The changes in fair value of the hedging instruments are reported in accumulated other comprehensive earnings within shareholders’ equity to offset the foreign currency translation adjustments on the investments. At January 28, 2006 and January 29, 2005, we used a non-derivative financial instrument, an intercompany loan, to hedge the net

GAP INC. FINANCIALS 2005

investment of one of our subsidiaries. The net amount of the gain resulting from the fair value change of the hedging instrument included in accumulated other comprehensive earnings during fiscal 2005 and fiscal 2004 was $9 million and $5 million, respectively.

In addition, we use cross-currency interest rate swaps to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. At January 28, 2006 and January 29, 2005, the fair market value loss of the swaps was $2 million and $9 million, respectively, and is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. We have designated such swaps as cash flow hedges to hedge the total variability in functional currency – cash flows of the interest and principal.

NOTE G: SHAREHOLDERS’ EQUITY AND STOCK COMPENSATION PLANS

Common and Preferred Stock

The Board of Directors is authorized to issue 60,000,000 shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued.

The Board of Directors is authorized to issue 30,000,000 shares of one or more series of preferred stock, par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the shareholders. No preferred shares have been issued.

Stock Repurchase Program

During fiscal 2005, we announced share repurchase authorizations totaling $2.0 billion, which we completed by the end of the fiscal year. We repurchased approximately 99 million shares of our common stock at a total cost of approximately $2.0 billion, at an average price per share of $20.29 including commissions. On February 23, 2006, we announced the authorization of a new $500 million share repurchase program. Under this program, shares may be repurchased over 24 months.

During fiscal 2004, we repurchased approximately 48 million shares for approximately $1.0 billion, including commissions, at an average price per share of $20.92.

Dividends

During fiscal 2005, we increased our annual cash dividends, which had been $0.09 per share to $0.18 per share. The increase in annual dividends re-flects the declaration and payment schedule of our fiscal 2005 dividends at the increased $0.045 per share per quarter. This annual dividend of $0.18 per share does not include the fourth quarter 2004 dividend of $0.0222 per share declared in the fourth quarter of fiscal 2004 but paid in the first quarter of fiscal 2005. We have revised our dividend schedule in 2005 such that all dividends are declared and paid in the same fiscal quarter.

In February 2006, we announced our intent to increase the annual dividend per share from $0.18 to $0.32 for fiscal 2006. The dividend is expected to be paid quarterly in April, July, October and January.

Stock Compensation Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996, and amended and restated on January 28, 2003. Subject to the approval of shareholders on May 9, 2006, the 1996 Plan was most recently amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). The Board authorized 123,341,342 shares for issuance under the 1996 Plan, which includes shares available under the Management Incentive Restricted Stock Plan and an earlier stock option plan established in 1981, both of which were superseded by the 1996 Plan. Following May 9, 2006, the number of shares available for grant under the 2006 Plan will increase by the sum of (a) the number of shares that remain available for grant under the 2002 Plan as of January 24, 2006, the date of board approval of the 2006 Plan, and (b) any shares that otherwise would have been returned to the 2002 Plan after January 24, 2006, on account of the expiration, cancellation, or forfeiture of awards granted thereunder. The 2006 Plan empowers the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to award compensation primarily in the form of nonqualified stock options, restricted stock, or performance units to key employees. The 2002 Stock Option Plan (the “2002 Plan”), formerly known as Stock Up on Success, was established on January 1, 1999. The Board originally authorized 52,500,000 shares for issuance under the 2002 Plan, which includes shares available under an earlier stock option plan established in 1999 that was merged with the 2002 Plan. Subject to the approval of shareholders on May 9, 2006, the 2002 Plan will be discontinued

GAP INC. FINANCIALS 2005

and only those shares then outstanding would continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees. The stock options generally expired 10 years from the grant date, three months after termination, or one year after the date of retirement or death, if earlier. In addition, the stock options generally vested over a four-year period, with shares becoming exercisable in equal annual installments of 25 percent.

Beginning in fiscal 2005, the Compensation and Management Development Committee of the Board of Directors (the “Committee”) began granting stock awards in the form of performance units under our 1996 Stock Option and Award Plan. One share of common stock is issued for each performance unit upon time-based vesting of the awards. During the year ended January 28, 2006, we awarded approximately 2 million performance units (net of cancellations) subject to time-based vesting. We recognize compensation expense for these performance units based on the fair market value of the underlying common stock on the date of grant. The award is presented as an increase to shareholders’ equity as it is amortized over the vesting period of the performance unit. During fiscal 2005, $18 million of compensation expense related to these performance units was recognized.

In December 2005, we finalized our Tender Offer (the “Offer”) to provide eligible employees, including certain executives, a voluntary opportunity to exchange outstanding, eligible options for new options and, if applicable, cash payments. Each eligible option granted had been granted with a per share exercise price that was below the fair market value on that option’s original date of grant. Due to Section 409A of the Internal Revenue Code and recently proposed regulations under Section 409A, neither of which were in effect or anticipated at the time these options were granted, these options likely would have resulted in income recognition by the optionee prior to exercise, an additional twenty percent (20%) income tax, and potential interest charges if they had remained outstanding. The Offer was instituted to allow employees holding eligible options the opportunity to avoid these unfavorable tax consequences by exchanging them for new options and preserve as closely as practicable the economic characteristics that were contemplated when the grants were originally made. In total, eligible options to purchase 1,968,525 shares of common stock were exchanged for new options with exercise prices greater than or equal to the original exercise price and with similar vesting periods. Compensation expense of $4 million was recognized in fiscal 2005 representing the incremental intrinsic value of the new award and, for certain new options, the cash consideration. Compensation expense for those stock options issued at less than fair market value under the 1996 Plan, the 2002 Plan, and the Deferred Compensation Plan (no options were granted in fiscal 2005) for non-employee members of the Board of Directors was approximately $4 million, $5 million and $1 million in fiscal 2005, 2004 and 2003, respectively, representing the original intrinsic value of these discounted stock options.

On January 26, 2006, we accelerated the vesting of all stock options with an exercise price equal to or greater than $21 per share except options held by non-employee directors and performance-based options to purchase 1,000,000 shares granted to our Chief Executive Officer. Options to purchase approximately 15 million shares of common stock that were scheduled to vest from fiscal 2006 to 2009 were impacted by this action. Although these options became immediately exercisable, the exercise price did not change. The primary purpose of the accelerated vesting was to enable the Company to reduce compensation expense by approximately $45 million associated with these options on our Consolidated Statements of Operations for future periods upon the adoption of SFAS 123(R), “Share-Based Payment,” in the first quarter of fiscal 2006. There was no impact to our Consolidated Statement of Operations in fiscal 2005.

Under our stock option plans, nonqualified options to purchase common stock are granted to officers, directors, eligible employees and consultants at exercise prices equal to the fair market value of the stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.

The following table summarizes stock option activity for all employee stock option plans:

	Shares	Weighted-Average Exercise Price
Balance at February 1, 2003	80,492,169	$20.12
Granted	26,782,766	14.13
Exercised	(8,229,703)	11.24
Canceled	(16,354,458)	22.04

Balance at January 31, 2004	82,690,774	18.68
Granted	23,757,358	21.10
Exercised	(9,275,770)	13.77
Canceled	(10,017,064)	21.63

Balance at January 29, 2005	87,155,298	19.53
Granted	10,644,588	20.28
Exercised	(8,115,351)	13.61
Canceled	(13,702,035)	20.83

Balance at January 28, 2006	75,982,500	$20.03

GAP INC. FINANCIALS 2005

Outstanding options at January 28, 2006 have expiration dates ranging from January 2006 to January 2016.

At January 28, 2006, we reserved 156,465,588 shares of our common stock, including 339,370 treasury shares, for the exercise of stock options. There were 80,952,385, 80,007,291, and 94,246,540 shares available for granting of options at January 28, 2006, January 29, 2005, and January 31, 2004, respectively. Options for 57,346,127, 39,764,741, and 37,292,786 shares were exercisable as of January 28, 2006, January 29, 2005, and January 31, 2004, respectively, and had a weighted-average exercise price of $21.27, $22.06, and $22.53, respectively, at those dates.

The following table summarizes additional information about stock options outstanding and exercisable at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at January 28, 2006	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares at January 28, 2006	Weighted-Average Exercise Price
$2.85 – $5.92	1,056,350	6.08	$5.72	1,056,350	$5.72
6.56 – 12.87	15,461,188	6.04	12.00	7,529,932	11.45
12.95 – 17.75	15,059,980	6.26	14.96	11,491,531	14.64
17.79 – 20.94	10,850,105	6.57	20.01	5,407,339	20.02
20.95 – 29.41	27,030,795	7.26	22.60	25,336,893	22.65
30.13 – 49.53	6,524,082	3.89	42.46	6,524,082	42.46

$2.85 –$49.53	75,982,500	6.41	$20.03	57,346,127	$21.27

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan under which eligible U.S. employees may purchase our common stock at 85 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the six-month purchase period. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,700,466, 1,422,059, and 1,626,393 shares issued under the plan during fiscal 2005, 2004 and 2003, respectively. All shares were issued from treasury stock. At January 28, 2006, there were 6,901,958 shares reserved for future issuances.

During fiscal 2000, we established an Employee Stock Purchase Plan for employees in the United Kingdom. Under the plan, all eligible employees may purchase our common stock at the lower of the closing price on the New York Stock Exchange on the first or last day of the six-month purchase period. We provide a match of one share for every seven shares purchased. Employees pay for their stock purchases through payroll deductions from £10 to £125 per month, not to exceed the lesser of either £750 per each six-month purchase period or 10 percent of gross annual base salary per tax year. At January 28, 2006, £1 was equivalent to $1.77. There were 14,136, 16,597, and 23,371 shares issued under the plan during fiscal 2005, 2004 and 2003, respectively. All shares were issued from treasury stock. At January 28, 2006, there were 891,120 shares reserved for future issuances.

NOTE H: EMPLOYEE BENEFIT PLANS

We have a qualified defined contribution retirement plan, called GapShare, which is available to employees who meet certain age and service requirements. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the plan, we match in cash all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our contributions to the retirement plan in fiscal 2005, 2004 and 2003 were approximately $33 million, $31 million and $28 million, respectively.

A nonqualified Executive Deferred Compensation Plan (the “Plan”) established on January 1, 1999, allows eligible employees to defer compensation up to a maximum amount. We do not match any employees’ contributions under this plan. As of January 28, 2006, the asset and liability relating to the Plan was approximately $24 million and $30 million, respectively. The asset is classified in other assets and the liability is classified in lease incentives and other liabilities in the Consolidated Balance Sheets. This plan was frozen for additional contributions effective December 31, 2005.

A nonqualified Supplemental Deferred Compensation Plan established on January 1, 2006, replaced the Plan and allows eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. We match in cash all or a portion of employees’ contributions under a predetermined formula. We do not match non-employee members of the Board of Directors contributions under the current plan.

GAP INC. FINANCIALS 2005

NOTE I: EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which includes certain stock options and unvested shares of restricted stock, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels calculated using the if-converted method. The following summarizes the incremental shares from the potentially dilutive securities:

	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	52 Weeks Ended January 31, 2004
Earnings—basic ($ in millions)	$1,113	$1,150	$1,031
Add: Interest on convertible notes, net of tax	8	49	48

Earnings—diluted ( $ in millions)	$1,121	$1,199	$1,079

Weighted—average number of shares-basic	881,057,753	893,356,815	892,554,538
Incremental shares from:
Stock options	8,037,041	12,244,267	10,015,477
Restricted stock	202,871	—	—
Convertible note	13,008,026	85,520,491	85,607,813

Weighted-average number of shares—diluted	902,305,691	991,121,573	988,177,828

Earnings per share—basic	$1.26	$1.29	$1.15
Earnings per share—diluted	1.24	1.21	1.09

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 44,499,102, 32,943,414, and 30,788,277 shares of common stock for fiscal 2005, 2004 and 2003, respectively, because the exercise price was greater than the average market price of the Company’s common stock during the period and, therefore, the effect is antidilutive.

NOTE J: COMMITMENTS AND CONTINGENCIES

In January 2006, we entered into a non-exclusive services agreement with International Business Machines Corporation (“IBM”). Under the services agreement, IBM will operate certain aspects of our information technology infrastructure that are currently operated by us. The services agreement has an initial term of ten years, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we will pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. Based on the currently projected service needs, we expect to pay approximately $1.1 billion to IBM ratably over the initial 10-year term.

The services agreement has performance levels that IBM must meet or exceed. If these service levels are not met, we would in certain circumstances receive a credit against the charges otherwise due, have the right to other interim remedies, or as to material breaches have the right to terminate the services agreement. In addition, the services agreement provides us certain pricing protections, and we have the right to terminate the agreement both for cause and for convenience (subject, in the case of termination for convenience, to our payment of a termination fee). IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure.

We have applied the measurement and disclosure provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” to our agreements that contain guarantee and certain indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. As of January 28, 2006, we did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

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

GAP INC. FINANCIALS 2005

Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $76 million as of January 28, 2006, of which $10 million has already been cash collateralized.

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, labor and employment related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. If the outcome of an action is expected to result in a loss that is considered probable and reasonably estimable, we will record a liability for the estimated loss.

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

NOTE K: RELATED PARTY TRANSACTIONS

We generally use a competitive bidding process for construction of new stores, expansions, relocations and major remodels (major store projects). In addition, we utilize a construction industry standard stipulated sum, non-exclusive agreement with our general contractors. During fiscal 2005, we had 41 general contractors qualified to competitively bid in North America. Fisher Development, Inc. (“FDI”), a company that is wholly owned by the brother of Donald G. Fisher, Founder and Chairman Emeritus, and the brother’s immediate family, is one of our qualified general contractors. The stipulated sum agreement sets forth the terms under which our general contractors, including FDI, may act in connection with our construction activities. We paid to FDI approximately $21 million, $8 million, and $4 million in fiscal 2005, 2004, and 2003, respectively. At January 28, 2006 and January 29, 2005, amounts due to FDI were approximately $1 million and $2 million, respectively, on our Consolidated Balance Sheets. The Audit and Finance Committee of the Board reviews this relationship annually.

In October 2001, the Audit and Finance Committee of the Board reviewed and approved the terms of agreements to lease to Doris F. Fisher, Director, and Donald G. Fisher a total of approximately 26,000 square feet of space in our One Harrison and Two Folsom headquarter San Francisco locations to display portions of their personal art collection. The agreements provide for base rent ranging from $30.00 to $42.35 per square foot per year over a 15-year term. Our Consolidated Statements of Operations includes rental income from this leased space of approximately $0.9 million for each of the fiscal years 2005, 2004 and 2003. We believe that these rental rates were at least competitive when the agreements were entered into. The agreements also provide us and our employees significant benefits, including use of the space on a regular basis for corporate functions at no charge. In addition, Mr. and Mrs. Fisher allow employees to visit the galleries at no charge.

GAP INC. FINANCIALS 2005

NOTE L: SEGMENT INFORMATION

We are primarily engaged in selling retail apparel through stores in North America, Europe and Asia. We identify our operating segments based on management responsibility that include Gap North America, Banana Republic North America, Old Navy North America, International, Forth & Towne, Outlet and Direct. Our stores sell merchandise under the Gap, Old Navy, Banana Republic, and Forth & Towne brand names. We consider our operating segments to be similar in terms of economic characteristics, production processes, and operations, and have aggregated them into a single reporting segment. We do not report Direct or Forth & Towne separately as they do not meet the quantitative threshold requirements of SFAS 131 “Disclosure about Segments of an Enterprise and Related Information.”

Net Sales by Brand and Region

Net Sales ($ in millions)	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
52 Weeks Ended January 28, 2006
North America (1)	$5,409	$6,856	$2,287	$8	$14,560	91%
Europe	825	—	—	—	825	5%
Asia	603	—	14	—	617	4%
Other (2)	—	—	—	21	21	0%

Total Company	$6,837	$6,856	$2,301	$29	$16,023	100%

52 Weeks Ended January 29, 2005
North America (1)	$5,746	$6,747	$2,269	$—	$14,762	91%
Europe	879	—	—	—	879	5%
Asia	591	—	—	—	591	4%
Other (2)	24	—	—	11	35	0%

Total Company	$7,240	$6,747	$2,269	$11	$16,267	100%

52 Weeks Ended January 31, 2004
North America (1)	$5,777	$6,456	$2,090	$—	$14,323	90%
Europe	861	—	—	—	861	5%
Asia	610	—	—	—	610	4%
Other (2)	57	—	—	3	60	0%

Total Company	$7,305	$6,456	$2,090	$3	$15,854	100%

(1)	North America includes the United States, Canada and Puerto Rico.
(2)	Other includes our International Sales Program and Germany. In August 2004, we sold our stores and exited the market in Germany.
(3)	Other includes Forth & Towne, Business Direct and International Sales Program.

Revenue from international retail operations, including Canada, was $2.4 billion, $2.4 billion, and $2.3 billion, and represented 14.9 percent, 14.6 percent and 14.8 percent of our revenues for fiscal 2005, 2004 and 2003, respectively. Long-lived assets of our international operations, including Canada, were $601 million and $646 million, and represented 17 percent of our long-lived assets for both fiscal 2005 and fiscal 2004.

GAP INC. FINANCIALS 2005

NOTE M: QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Consolidated Statements of Operations of Gap, Inc.

Financial Data

Fiscal 2005
($ in millions except per share amounts)	13 Weeks Ended April 30, 2005	13 Weeks Ended July 30, 2005 (a)	13 Weeks Ended Oct. 29, 2005 (b)	13 Weeks Ended Jan. 28, 2006 (c)	52 Weeks Ended Jan. 28, 2006 (a), (b), (c)
Net sales	$3,626	$3,716	$3,860	$4,821	$16,023
Gross profit (b)	1,481	1,385	1,363	1,640	5,869
Net earnings	291	272	212	338	1,113
Earnings per share—basic	0.33	0.30	0.24	0.39	1.26
Earnings per share—diluted	0.31	0.30	0.24	0.39	1.24

Fiscal 2004
($ in millions except per share amounts)	13 Weeks Ended May 1, 2004	13 Weeks Ended July 31, 2004	13 Weeks Ended Oct. 30, 2004	13 Weeks Ended Jan. 29, 2005	52 Weeks Ended Jan. 29, 2005
Net sales	$3,668	$3,721	$3,980	$4,898	$16,267
Gross profit	1,580	1,432	1,566	1,803	6,381
Net earnings	312	195	265	378	1,150
Earnings per share—basic	0.35	0.22	0.29	0.43	1.29
Earnings per share—diluted	0.33	0.21	0.28	0.40	1.21

(a)	During the second quarter of fiscal 2005, we reversed $58 million of our sublease loss reserve due to our decision to occupy one of our vacant leased properties in San Francisco. See Note E.
(b)	During the third quarter of fiscal 2005, we reclassified $30 million of certain year to date sourcing expenses from operating expenses to cost of goods sold and occupancy expenses. These sourcing expenses were primarily comprised of payroll and benefit expenses for our wholly owned agent offices. Fiscal 2005 impact of this reclassification was $42 million. This reclassification had no impact on net earnings.
(c)	During the fourth quarter of fiscal 2005, we recorded $50 million in cost of goods sold and occupancy expenses representing the cumulative impact of amortizing our key money balance from fiscal 1995 through the end of fiscal 2005. See Note A.

Per Share Data

	Market Prices				Dividends Paid
Fiscal	2005		2004		2005 (a)	2004
	High	Low	High	Low
1st Quarter	$22.70	$20.41	$23.39	$18.75	$0.045	$0.0222
2nd Quarter	21.88	19.52	25.72	21.13	0.045	0.0222
3rd Quarter	22.19	15.90	22.76	18.12	0.045	0.0222
4th Quarter	18.75	16.71	23.75	19.90	0.045	0.0222

Year					$0.180	$0.0888

(a)	Dividends of $0.0222 declared in the fourth quarter of fiscal 2004 but paid in the first quarter of fiscal 2005 are presented in this table as if paid in the fourth quarter of fiscal 2004.