Form 10-Q
period 2006-04-29
GAP INC
filed 2006-06-02
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 29, 2006

or

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

Yes  ☒    No  ☐

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                     Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 833,363,137 shares as of May 30, 2006

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions except par value, shares in thousands)	April 29, 2006	Jan. 28, 2006	April 30, 2005
ASSETS
Current assets:
Cash and equivalents	$1,822	$2,035	$1,354
Short-term investments	999	952	1,254
Restricted cash	49	55	1,008
Merchandise inventory	1,906	1,696	1,917
Other current assets	570	501	502

Total current assets	5,346	5,239	6,035
Property and equipment, net of accumulated depreciation of $3,862, $3,712, and $3,763	3,205	3,246	3,315
Other assets	348	336	422

Total assets	$8,899	$8,821	$9,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,236	$1,132	$1,175
Accrued expenses and other current liabilities	788	725	913
Income taxes payable	154	85	168

Total current liabilities	2,178	1,942	2,256

Long-term liabilities:
Long-term debt	513	513	513
Lease incentives and other liabilities	929	941	980

Total long-term liabilities	1,442	1,454	1,493

Commitments and contingencies
Shareholders’ equity:
Common stock, $.05 par value
Authorized 2,300,000 shares; Issued 1,082,363, 1,078,925, and 1,072,598 shares; Outstanding 838,682, 856,986 and 921,655 shares	54	54	54
Additional paid-in capital	2,448	2,402	2,286
Retained earnings	8,307	8,133	7,430
Accumulated other comprehensive earnings	70	51	53
Deferred compensation	—	(5)	(7)
Treasury stock, at cost (243,681, 221,939, and 150,943 shares)	(5,600)	(5,210)	(3,793)

Total shareholders’ equity	5,279	5,425	6,023

Total liabilities and shareholders’ equity	$8,899	$8,821	$9,772

See accompanying notes to the condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended
($ in millions except per share amounts, shares in thousands)	April 29, 2006		April 30, 2005
Net sales	$3,441		$3,626
Cost of goods sold and occupancy expenses	2,059		2,145

Gross profit	1,382		1,481
Operating expenses	1,009		1,016
Interest expense	10		23
Interest income	(31)		(25)

Earnings before income taxes	394		467
Income taxes	152		176

Net earnings	$242		$291

Weighted average number of shares - basic	852,739		888,920
Weighted average number of shares - diluted	860,681		951,862
Earnings per share - basic	$0.28		$0.33
Earnings per share - diluted	$0.28		$0.31
Cash dividends per share	$0.08	(a)	$0.07	(b,c)

(a)	Includes a dividend of $0.08 per share declared in first quarter of fiscal 2006 and paid in first quarter of fiscal 2006.

(b)	Includes a dividend of $0.045 per share declared in first quarter of fiscal 2005 and paid in first quarter of fiscal 2005.

(c)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2004 but paid in first quarter of fiscal 2005.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005
Cash Flows from Operating Activities:
Net earnings	$242	$291
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	135	146
Stock-based compensation expense	8	5
Tax benefit from exercise of stock options and vesting of restricted stock	6	5
Excess tax benefit from exercise of stock options	(2)	—
Other non-cash reconciling adjustments	1	(6)
Deferred income taxes	(23)	(35)
Changes in operating assets and liabilities:
Merchandise inventory	(203)	(106)
Other assets	(70)	(99)
Accounts payable	90	(63)
Accrued expenses and other current liabilities	47	(32)
Income taxes payable, net	81	102
Lease incentives and other liabilities	4	27

Net cash provided by operating activities	316	235

Cash Flows from Investing Activities:
Purchase of property and equipment	(91)	(122)
Purchase of short-term investments	(565)	(725)
Maturities of short-term investments	518	293
Purchase of long-term investments	—	(50)
Change in restricted cash	6	7
Change in other assets	4	(3)

Net cash used for investing activities	(128)	(600)

Cash Flows from Financing Activities:
Issuance of common stock (b)	40	24
Purchase of treasury stock, net of reissuances	(382)	(488)
Excess tax benefit from exercise of stock options	2	—
Cash dividends paid	(68)	(62)

Net cash used for financing activities	(408)	(526)

Effect of exchange rate fluctuations on cash	7	—

Net decrease in cash and equivalents	(213)	(891)

Cash and equivalents at beginning of period	2,035	2,245

Cash and equivalents at end of period	$1,822	$1,354

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13	$52
Cash paid during the period for income taxes	86	107

(a)	Depreciation and amortization includes the amortization of lease incentives.

(b)	Does not include the non-cash conversion of our senior convertible debt of $1.4 billion to 85 million shares of common stock in March 2005. See Note 5.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated balance sheets as of April 29, 2006, and April 30, 2005, the interim condensed consolidated statements of income and the condensed consolidated statements of cash flows for the thirteen week periods ended April 29, 2006 and April 30, 2005, have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at April 29, 2006 and April 30, 2005 and for all periods presented. The condensed consolidated balance sheet as of January 28, 2006 has been derived from our audited consolidated financial statements.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 28, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation. We reclassified $10 million of cash used for operating activities to cash used for investing activities representing the non-cash portion of property and equipment purchases for the thirteen week period ended April 30, 2005 in our condensed consolidated statements of cash flows. This reclassification had no effect on the net decrease in cash and equivalents or on net earnings, as previously reported.

In fiscal 2005, the company implemented a new inventory system and effective January 29, 2006 (the beginning of fiscal 2006), the company changed its inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted average cost method (“WAC”). The company has determined that WAC is a preferable method because the new inventory system and method improves the overall accuracy of the company’s accounting for inventory. The change in inventory accounting method did not have a material impact on the fiscal 2006 financial statements and because the effect on prior periods presented is not material, they have not been restated as would be required by Statement of Financial Accounting Standards No. (“SFAS”) 154, “ Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”

The results of operations for the thirteen weeks ended April 29, 2006 are not necessarily indicative of the operating results that may be expected for the fifty-three week period ending February 3, 2007.

2. COMPREHENSIVE EARNINGS

Our comprehensive earnings are comprised of net earnings, adjusted for foreign currency translation and fluctuations in fair market value of financial instruments related to foreign currency hedging activities, net of tax. Other comprehensive earnings are excluded from net earnings and reported as a separate component of shareholders’ equity.

Comprehensive earnings, net of taxes, is comprised of:

	Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005
Net earnings	$242	$291
Adjustments for foreign currency translation	27	(5)
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	(12)	3

Comprehensive earnings	$257	$289

3. STOCK-BASED AWARDS

On January 29, 2006, we adopted the provisions of SFAS 123 (Revised 2004), “Share-Based Payment” (“123(R)”) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to discounted stock options, performance units and stock option modifications. Under the modified prospective transition method, compensation cost recognized in the first thirteen weeks of fiscal 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” and b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

See Note 8 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded the stock-based compensation expense.

4. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal 2006. The adoption of SFAS 151 did not have a material impact on our financial position, cash flows or results of operations.

In May 2005, the FASB issued SFAS 154. which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net earnings during the period of the change. SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal 2006; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on our financial position, cash flows or results of operations.

In October 2005, the FASB issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred During a Construction Period,” to clarify the proper accounting for rental costs incurred on building or ground operating leases during a construction period. The FSP requires that rental costs incurred during a construction period be expensed, not capitalized. FSP 13-1 is effective for fiscal 2006. The adoption of FSP 13-1 did not have a material effect on our financial position, cash flows or results of operations.

On November 10, 2005, the FASB issued FSP 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R). The company is in the process of evaluating whether to adopt the provisions of FSP 123(R)-3.

5. DEBT, SENIOR CONVERTIBLE NOTES AND OTHER CREDIT ARRANGEMENTS

As of April 29, 2006, we had $291 million in trade letters of credit issued under our letter of credit agreements totaling $900 million. There were no drawings under our $750 million revolving credit facility at April 29, 2006.

On May 6, 2005, we entered into four separate $125 million, 3-year letter of credit agreements and four separate $100 million, 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the current letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released in May 2005. As of May 5, 2006, the four $100 million 364-day letter of credit agreements expired and the total letter of credit capacity was reduced to $500 million.

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion, 5.75 percent senior convertible notes (the “Notes”) due March 15, 2009. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the Notes, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of Notes. Alternatively, note holders could elect to convert their Notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in cash redemption.

6. INCOME TAXES

	Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005
Income taxes	$152	$176
Effective tax rate	38.6%	37.7%

The increase in the effective tax rate for the thirteen weeks ended April 29, 2006, as compared to the thirteen weeks ended April 30, 2005, is primarily due to two factors. The first is the effect of the difference in financial statement and tax treatment of compensation expense relating to the Employee Stock Purchase Plan pursuant to SFAS 123(R), which the company adopted in the first quarter of fiscal 2006. The second results from the effects of certain adjustments made during the first quarter of fiscal 2005 resulting from the favorable resolution of several state audits (net of the effect on federal income tax) and the reassessment of other tax exposures. Similar adjustments did not occur in the first quarter of fiscal 2006.

7. SUBLEASE LOSS RESERVE

As a result of our 2001 decision to consolidate and downsize corporate facilities in our San Francisco and San Bruno campuses, we have excess facility space as of April 29, 2006. We record a sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease loss charges are reflected in operating expenses in our condensed consolidated statements of income.

The following table provides the liability balances and activities of our sublease loss reserve:

	Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005
Balance at beginning of period	$14	$94
Additional provision (reversals), net	1	(4)
Cash payments	(1)	(12)

Balance at end of period	$14	$78

During the second fiscal quarter of 2005 we completed our assessment of available space and future office facility needs and decided that we would occupy one of our vacant leased properties in San Francisco. As a result, in the same quarter the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed.

Remaining cash expenditures associated with the headquarter facilities sublease loss reserve are expected to be paid over the various remaining lease terms through 2012. Based on our assumptions as of April 29, 2006, we expected our lease payments, net of sublease income, to result in a total net cash outlay of approximately $19 million for future rent.

8. SHAREHOLDERS’ EQUITY AND STOCK COMPENSATION

Stock Repurchase Program

On February 23, 2006, we announced the authorization of an additional $500 million share repurchase program. Under this program, shares may be repurchased over 24 months. During the first fiscal quarter of 2006, we repurchased approximately 22 million shares of our common stock at a total cost of approximately $389 million, at an average price per share of $17.91 including commissions.

Dividends

In February 2006, we announced our intention to increase our annual dividend per share from $0.18 to $0.32 for fiscal 2006. In March 2006, our Board of Directors declared a first quarter dividend of $0.08 per share to shareholders of record at the close of business on April 4, 2006. The first quarter dividend was paid on April 25, 2006. The remaining dividends are expected to be paid quarterly in July, October and January.

Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996, and amended and restated on January 28, 2003. The Board authorized 123,341,342 shares for issuance under the 1996 Plan, which includes shares available under the Management Incentive Restricted Stock Plan and an earlier stock option plan established in 1981, both of which were superseded by the 1996 Plan. The 1996 Plan was most recently amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). On May 9, 2006, the shareholders approved an increase in the number of shares available for grant under the 2006 Plan by the sum of (a) the number of shares that remained available for grant under the 2002 Stock Option Plan as of January 24, 2006, the date of board approval of the 2006 Plan, and (b) any shares that otherwise would have been returned to the 2002 Plan after January 24, 2006, on account of the expiration, cancellation, or forfeiture of awards granted thereunder. The 2006 Plan empowers the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to award compensation primarily in the form of nonqualified stock options, restricted stock, or performance units to key employees.

The 2002 Stock Option Plan (the “2002 Plan”), formerly known as Stock Up on Success, was established on January 1, 1999. The Board originally authorized 52,500,000 shares for issuance under the 2002 Plan, which includes shares available under an earlier stock option plan established in 1999 that was merged with the 2002 Plan. On May 9, 2006, the 2002 Plan was discontinued and only those awards then outstanding continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees.

At April 29, 2006, we had reserved 154,990,204 shares of our common stock, including 326,589 treasury shares, for the issuance of common stock under our stock award plans. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, stock options generally vest over a four-year period, with shares becoming exercisable in equal annual installments of 25 percent. Performance units generally vest over a four year period, and one share of common stock is issued for each performance unit upon vesting.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which eligible U.S. employees may purchase our common stock at 85 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the six-month purchase period. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were no shares issued under the plan during the first thirteen weeks of fiscal 2006. At April 29, 2006, there were 6,901,958 shares reserved for future issuances.

Stock Compensation

On January 26, 2006, we accelerated the vesting of all stock options with an exercise price equal to or greater than $21 per share except options held by non-employee directors and performance-based options to purchase 1,000,000 shares granted to our Chief Executive Officer. Options to purchase approximately 15 million shares of common stock that were scheduled to vest from fiscal 2006 to 2009 were impacted by this action. Although these options became immediately exercisable, the exercise price did not change. The primary purpose of the accelerated vesting was to enable the company to reduce compensation expense by approximately $45 million associated with these options on our results of operations for future periods upon the adoption of SFAS 123(R) in the first quarter of fiscal 2006. There was no impact to our Consolidated Statement of Income in fiscal 2005.

In the first quarter of 2006, we adopted SFAS 123(R). See Note 3 for a description of our adoption of SFAS 123(R). We used the Black-Scholes-Merton option-pricing model to determine the fair value of stock awards and employee stock purchase plan (“ESPP”) shares. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in Staff Accounting Bulletin No. (“SAB”) 107, “Share-Based Payment.” The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term based on projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings. The impact of SFAS 123(R) to our financial position, cash flows, and results of operations was not material to the first thirteen weeks of fiscal 2006.

The expected term represents the estimated time until exercise and is based on historical exercise patterns, which we believe are representative of future behavior. The expected term of employee stock purchase rights is the purchase period under each offering period. The expected volatility of our common stock is based on a combination of historical volatility of our stock for a period approximating the expected term and the implied volatility based on traded options of our stock. Prior to fiscal 2006, only historical volatility was considered. The expected dividend yield is based on our expected annual dividend payout for the current fiscal year. The risk-free interest rate is based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the share options.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. With the adoption of SFAS 123(R) at the beginning of our first fiscal quarter of 2006, we added “Stock-Based Compensation” as a critical accounting policy and estimate.

The weighted average assumptions used to value option grants are as follows:

	Thirteen Weeks Ended April 29, 2006	Thirteen Weeks Ended April 30, 2005
Dividend yield	1.6%	0.8%
Expected volatility	29.2%	38.6%
Risk-free interest rate	4.63%	4.05%
Expected term (in years)	4.6	4.4

The weighted-average fair value of stock options granted during the first thirteen weeks of 2006 and 2005 was $4.96 and $7.77 per share, respectively. The fair value of stock options that vested during the first thirteen weeks of fiscal 2006 and 2005 was $26 million and $57 million, respectively.

The assumptions used to value employee stock purchase rights are as follows:

	Six Month Offering Period Beginning December 1, 2005	Six Month Offering Period Beginning December 1, 2004
Dividend yield	1.6%	0.8%
Expected volatility	25.7%	23.7%
Risk-free interest rate	4.32%	3.44%
Expected term (in years)	0.5	0.5

Beginning in fiscal 2005, the Committee began granting stock awards in the form of performance units. One share of common stock is issued for each performance unit where vesting is subject to continued service by the employee (“stock awards”) and, in some cases, vesting is subject to the achievement of certain performance metrics (“performance stock awards”).

In accordance with SFAS 123(R), we recognize the estimated compensation cost of stock awards, net of estimated forfeitures, and performance stock awards based on the value of our traded stock price on the date of grant, with an offsetting increase to shareholder’s equity. We evaluate the probability that the performance stock awards will vest at the end of each reporting period and adjust compensation cost accordingly. Prior to the adoption of SFAS 123(R), we recognized the compensation expense related to stock awards based on actual forfeitures. As such we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R). Because the adjustment was not material, it was recognized as a credit to operating expenses.

When the granting of the stock award is subject to the achievement of certain performance metrics, we evaluate the probability that the stock awards will be granted. In addition, we revalue compensation cost at the end of each reporting period, based on the value of our traded stock price and the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. Upon achievement of the performance metrics, the stock award is granted, accounted for as fixed equity award and valued using our traded stock price on the date of grant, and the associated liability is reclassified to shareholder’s equity.

The weighted-average fair value of stock awards and performance stock awards granted during the first thirteen weeks of 2006 and 2005 was $17.87 and $22.40 per share, respectively. The fair value of stock awards that vested during the first thirteen weeks of fiscal 2006 was $8 million. No performance units vested during fiscal 2005.

As required by SFAS 123(R), the estimated fair value of our stock-based awards granted prior the adoption of SFAS 123(R), less expected forfeitures, will continue to be amortized based on an accelerated recognition method. The estimated fair value of our stock-based awards granted after the adoption of SFAS 123(R), less expected forfeitures, with time-based service conditions are being amortized on a straight-line basis, while those with performance conditions are being amortized on an accelerated basis.

At April 29, 2006, there was $78 million (before any related tax benefit) of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Total unrecognized compensation may be adjusted for future changes in estimated forfeitures. There was no share-based compensation capitalized as of or during the thirteen weeks ended April 29, 2006.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase rights during the comparable period last year.

($ in millions, except per share amounts)	Thirteen Weeks Ended April 30, 2005
Net earnings:
As reported	$291
Add: Stock-based employee compensation expense included in reported net earnings, net of tax related effects	3
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(16)

Pro forma net earnings	$278

Earnings per share:
As reported-basic	$0.33
Pro forma-basic	0.31
As reported-diluted	0.31
Pro forma-diluted	0.30

General Stock Information

Under our stock option plans, nonqualified options to purchase common stock are granted to officers, directors, eligible employees and consultants at exercise prices equal to the fair market value of the stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.

The following table summarizes stock option activity for all employee stock option plans:

	Shares	Weighted-Average Exercise Price
Balance at January 28, 2006	75,982,500	$20.03
Granted	5,183,289	17.86
Exercised	(3,216,495)	12.31
Forfeited/Canceled/Expired	(2,532,259)	20.43

Balance at April 29, 2006	75,417,035	$20.20

The aggregate intrinsic value of options exercised during the first thirteen weeks of fiscal 2006 and fiscal 2005 was $19 million and $14 million, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at April 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at April 29, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares at April 29, 2006	Weighted- Average Exercise Price
$2.85 – $5.92	791,475	5.73	$5.68	791,475	$5.68
6.56 – 12.87	13,208,973	5.92	12.01	8,639,176	11.86
12.95 – 17.84	18,515,999	7.04	15.73	11,017,202	14.73
17.87 – 20.94	10,047,912	6.35	20.05	6,075,353	20.07
20.95 – 29.41	26,563,150	7.03	22.60	24,874,561	22.65
30.13 – 49.53	6,289,526	3.64	42.45	6,289,526	42.45

$2.85 – $49.53	75,417,035	6.45	$20.20	57,687,293	$21.17

The aggregate intrinsic value of options outstanding and options exercisable at April 29, 2006 was $132 million and $99 million, respectively. Options exercisable at April 29, 2006 had a weighted-average remaining contractual life of 5.95 years.

The following table summarizes non-vested stock award and performance stock award activity:

	Shares	Weighted-Average Grant-Date Fair Value Price
Balance at January 28, 2006	2,106,686	$21.65
Granted	2,400,028	17.87
Vested	(369,837)	22.40
Forfeited	(195,502)	20.86

Balance at April 29, 2006	3,941,375	$19.32

9. EARNINGS PER SHARE

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

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net earnings-basic ($ in millions)	$242	$291
Add: Interest on convertible notes	—	8

Net earnings-diluted ($ in millions)	$242	$299

Weighted-average number of shares-basic (in thousands)	852,739	888,920
Incremental shares from:
Stock-based awards	7,942	10,910
Convertible note	—	52,032

Weighted-average number of shares-diluted (in thousands)	860,681	951,862

Earnings per share-basic	$0.28	$0.33
Earnings per share-diluted	$0.28	$0.31

Excluded from the above computations of weighted-average shares for diluted earnings per share (in thousands) were options to purchase 45,475 and 35,814 shares of common stock during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively, because the exercise price was greater than the average market price of the company’s common stock during the period and, therefore, the effect is antidilutive.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $75 million, of which $9 million has been cash collateralized.

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. If the outcome of an action is expected to result in a loss that is considered probable and reasonably estimatable, we will record a liability for the estimated loss.

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

Our Business

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Banana Republic, Old Navy and Forth & Towne brand names. We operate stores in the United States, Canada, the United Kingdom, France and Japan. In addition, our U.S. customers may shop online at gap.com, bananarepublic.com and oldnavy.com. We design virtually all of our products, which are manufactured by independent sources, and sell them under our brands.

Overview

First quarter business continued to be challenging, as expected, with weak traffic trends driving a negative 9 percent comparable store sales compared to last year. Net sales for the first quarter were down 5 percent compared to last year with negative comparable sales partially offset by additional locations since last year and online sales growth. Gross margin declined 0.6 percentage points from last year due to lower merchandise margins as a result of weaker product acceptance and higher occupancy cost as a percent of sales. As a result of these factors, net earnings were 17 percent lower than first quarter last year and earnings per share were $0.28, which was $0.03 lower than last year.

In the first quarter of fiscal 2006, we made continued progress against our strategic priorities and continued to position ourselves for long-term growth. We generated free cash flow of $225 million, an increase of $112 million compared to first quarter last year primarily due to improvements in working capital management and lower capital expenditures. For a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Financial Condition section of this Management’s Discussion and Analysis. We also announced our plans to expand our international reach with franchise agreements for the Middle East and Southeast Asia.

During the first quarter, we returned excess cash to shareholders by repurchasing approximately 22 million shares of our common stock for $389 million and increased our quarterly dividend from $0.045 per share to $0.08 per share. Cash distribution to shareholders will continue to play an important role in delivering shareholder returns; however, our first priority for excess cash is investing in our business in a way that meets or exceeds our return criteria. Even though the first quarter was challenging, we are making progress in each of our brands and remain confident in strategies underway to turnaround our business performance in the second half of the year.

Looking forward, we remain committed to delivering shareholder value through cash distributions and operating performance. Our priorities for fiscal 2006 are clear. We are focused on developing improved product offerings supported by effective marketing and compelling store experiences. As a result, we expect comparable sales to turn modestly positive in the second half of the year. We will continue to pursue growth strategies including real estate expansion and brand extensions, expanding our brands internationally, building our online business and creating new brands.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) amount of future lease payments net of sublease income; (ii) timing and amount of dividends in fiscal 2006; (iii) impact of losses under contractual indemnifications; (iv) impact of various proceedings, lawsuits, disputes and claims; (v) expansion of our international reach with franchise agreements for the Middle East and Southeast Asia; (vi) expectation of modestly positive comp store sales in second half of the year; (vii) gross interest expense for fiscal 2006; (viii) effective tax rate for fiscal 2006; (ix) free cash flow in fiscal 2006; (x) amount of cash available in the future; (xi) year over year change in inventory per square foot at the end of the second quarter of fiscal 2006 and the third quarter of fiscal 2006; (xii) capital expenditures in fiscal 2006; (xiii) number of new store openings and store closings in fiscal 2006 and weightings by brand; (xiv) net square footage change in fiscal 2006; (xv) funding of capital expenditures in fiscal 2006; (xvi) dividend policy and increases in future periods; and (xvii) maximum exposure and cash collateralized balance for reinsurance pool in future periods.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the U.S. and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs and capital structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 1, 2006 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

RESULTS OF OPERATIONS

Business in the first quarter was challenging, as expected. Net earnings decreased 17 percent to $242 million or $0.28 per share, compared to net earnings of $291 million or $0.31 per share.

Net Sales by Brand, Region and Channel

Net sales consist of retail sales and online sales, which include shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand.

Thirteen Weeks Ended April 29, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,062	$1,430	$492	$2	$2,986
	Direct (Online)	59	73	26	1	159
Europe	Stores	156	—	—	—	156
Asia	Stores	125	—	10	—	135
Other (2)		—	—	—	5	5

Total		$1,402	$1,503	$528	$8	$3,441

Global Sales Growth (Decline)		(9%)	(5%)	3%	—	(5%)

Thirteen Weeks Ended April 30, 2005		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,145	$1,512	$491	$—	$3,148
	Direct (Online)	55	62	21	—	138
Europe	Stores	193	—	—	—	193
Asia	Stores	144	—	—	—	144
Other (2)		—	—	—	3	3

Total		$1,537	$1,574	$512	$3	$3,626

Global Sales Growth (Decline)		(6%)	3%	2%	—	(1%)

(1)	North America includes the United States, Canada and Puerto Rico.

(2)	Other includes our International Sales Program.

(3)	Other includes Forth & Towne, Business Direct and International Sales Program.

Net Sales

A store is included in comparable store sales (“Comp”) when all three of the following requirements have been met: the store has been open at least one year, square footage has not changed 15 percent or more within the past year, and the store has not been permanently repositioned within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when, in general, the store has no comparable prior year sales. For example, a store that has been open for less than one year, a store that has changed its square footage by 15 percent or more within the past year, or the store has been permanently repositioned within the past year is considered Non-comp. Non-store sales such as online operations are also considered Non-comp.

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

Thirteen Weeks Ended April 29, 2006	Gap (2)	Old Navy	Banana Republic (2)	Other	Total
Increase (decrease) ($ in millions)
2005 Net Sales	$1,537	$1,574	$512	$3	$3,626
Comparable store sales	(120)	(170)	(25)	—	(315)
Noncomparable store sales	3	82	36	4	125
Direct (Online)	4	11	5	1	21
Foreign exchange (1)	(22)	6	—	—	(16)

2006 Net Sales	$1,402	$1,503	$528	$8	$3,441

(1)	Foreign exchange is the translation impact of current year sales at current year exchange rates versus current year sales at prior year exchange rates.

(2)	Includes International.

Our first quarter 2006 sales decreased $185 million, or 5 percent, compared to the first quarter of fiscal 2005 and our comparable store sales declined 9 percent, primarily due to weak traffic trends as a result of our products which did not perform to our expectations. Sales productivity in the first quarter of fiscal 2006 decreased to $87 per average square foot compared with $95 per average square foot in the first quarter of fiscal 2005. Our overall net square footage increased by 3%. During the first quarter of fiscal 2006, we closed 21 stores and opened 38 new stores.

Comparable store sales percentage by brand for the first quarter 2006 and 2005 were as follows:

•	Gap North America reported negative 8 percent in 2006 versus negative 4 percent in 2005

•	Old Navy North America reported negative 11 percent in 2006 versus negative 4 percent in 2005

•	Banana Republic North America reported negative 5 percent in 2006 versus negative 4 percent in 2005

•	International reported negative 11 percent in 2006 versus negative 6 percent in 2005

Store count and square footage were as follows:

	April 29, 2006		April 30, 2005
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,328	12.6	1,390	13.0
Gap Europe	164	1.5	167	1.5
Gap Asia	98	1.0	84	0.9
Old Navy North America	971	18.6	907	17.6
Banana Republic North America	496	4.2	462	3.9
Banana Republic Japan	8	—	—	—
Forth & Towne	5	0.1	—	—

Total	3,070	38.0	3,010	36.9

Increase/(Decrease)	2%	3%	—	1%

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

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Cost of Goods Sold and Occupancy Expenses	$2,059	$2,145	59.8%	59.2%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 0.6 percentage points during the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005. Gross margin decline was driven by the merchandise margin deterioration as a result of weak product acceptance.

As a percentage of sales, occupancy expenses increased for the first quarter of 2006 compared to the same period in the prior year. This increase is primarily due to the decrease in sales for stores that have been open for more than one year.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Operating Expenses

Operating expenses include payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions), advertising, and general and administrative expenses. Also included are costs to design and develop our products, merchandise handling and receiving in distribution centers and stores, distribution center general and administrative expenses, and rent, occupancy, and depreciation for headquarter facilities.

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Operating Expenses	$1,009	$1,016	29.3%	28.0%

Operating expenses as a percentage of net sales increased 1.3 percentage points during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. The increase was primarily due to continued investments in our growth strategies and store experience, offset by the absence of Gap brand television advertising in the first quarter of fiscal 2006. Operating margin was 10.8 percent and 12.8 percent for the first quarter of fiscal 2006 and 2005, respectively.

Interest Expense

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Interest Expense	$10	$23	0.3%	0.6%

The decrease of $13 million in interest expense during the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005, was primarily due to the lower debt level as a result of our March 2005 redemption of the convertible notes, debt repurchases, and scheduled debt maturity.

For fiscal 2006, we expect gross interest expense to be about $40 million.

Interest Income

			Percentage of Net Sales
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Interest Income	$31	$25	0.9%	0.7%

The increase of $6 million in interest income during the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005, was primarily due to a rising interest rate environment, which resulted in higher yields on our investments.

Income Taxes

	Thirteen Weeks Ended
($ in millions)	April 29, 2006	April 30, 2005
Income Taxes	$152	$176
Effective Tax Rate	38.6%	37.7%

The increase in the effective tax rate for the thirteen weeks ended April 29, 2006, as compared to the thirteen weeks ended April 30, 2005, is primarily due to two factors. The first is the effect of the difference in financial statement and tax treatment of compensation expense relating to the Employee Stock Purchase Plan pursuant to SFAS 123(R), which the company adopted in the first quarter of fiscal 2006. The second results from the effects of certain adjustments made during the first quarter of fiscal 2005 resulting from the favorable resolution of several state audits (net of the effect on federal income tax) and the reassessment of other tax exposures. Similar adjustments did not occur in the first quarter of fiscal 2006.

We currently expect the fiscal 2006 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	April 29, 2006	Jan. 28, 2006	April 30, 2005
Working capital ($ in millions) (a)	$3,168	$3,297	$3,779
Current ratio (a)	2.45:1	2.70:1	2.68:1

(a)	Our working capital and current ratio calculations include restricted cash.

Working capital and current ratio as of April 29, 2006 decreased as compared to April 30, 2005 due primarily to cash used for share repurchases compared to last year.

Free Cash Flow

Free cash flow is a non-GAAP measure. We believe free cash flow is an important metric, as it represents a measure of how much cash a company has available after the deduction of capital expenditures, as we require regular capital expenditures to build and maintain stores and purchase new equipment to keep the business growing. We use this metric internally, as we believe our sustained ability to increase free cash flow is an important driver of value creation.

($ in millions)	Thirteen Weeks Ended April 29, 2006	Thirteen Weeks Ended April 30, 2005
Net cash provided by operating activities	$316	$235
Net cash used for investing activities	(128)	(600)
Net cash used for financing activities	(408)	(526)
Effect of exchange rate fluctuations on cash	7	—

Net decrease in cash and equivalents	$(213)	$(891)

Net cash provided by operating activities	$316	$235
Less: Net purchases of property and equipment	(91)	(122)

Free cash flow	$225	$113

The following table sets forth our projected minimum fiscal 2006 free cash flow components to accomplish our target to generate free cash flow of at least $900 million:

($ in millions)	Projected Fifty-Three Weeks Ending Feb. 3, 2007
Projected minimum net cash provided by operating activities	$1,575
Less: Projected net purchases of property and equipment	(675)

Projected minimum free cash flow	$900

We are committed to maintaining sufficient cash to support the needs of our business and withstand unanticipated business volatility; therefore, we plan to keep approximately $2 billion of cash on our balance sheet. We will continue to evaluate and evolve our $2 billion cash balance target over time to reflect the changing needs of our business.

As of April 29, 2006, we have $2.9 billion of total cash and investments on our balance sheet. Of the total cash and investments, we have $1.8 billion in cash and equivalents, $49 million in restricted cash and $1 billion in short term investments.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash include personnel related expenses, merchandise inventory purchases, payment of taxes, occupancy and capital expenditures. Net cash provided by operating activities for the first quarter of fiscal 2006 increased $81 million compared with the first quarter of fiscal 2005. This was mainly due to the timing of merchandise payables, higher bonus payments in the prior year, and payment of convertible bond interest in the prior year, offset slightly by an increase in inventory balance as a result of Easter 2006 being two weeks later than fiscal 2005.

Inventory per square foot at April 29, 2006 was $48, a 5 percent decrease compared to the prior year. We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

We expect inventory per square foot to be flat at the end of the second and third quarter of 2006 versus the comparable periods in the prior year.

Cash Flows from Investing Activities

During the first quarter of fiscal 2006, net cash used for investing activities decreased $472 million compared with the first quarter of fiscal 2005. Maturities of short-term investments were greater and purchases of new investments were lower in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

In the first quarter of 2006 and 2005, capital expenditures totaled approximately $91 million and $122 million, respectively. The majority of these expenditures in both fiscal periods were used for new store locations, store remodels and information technology.

For fiscal 2006, we expect capital expenditures to be about $675 million. We expect to open about 175 new store locations and to close about 135 store locations. New store locations will be weighted toward Old Navy, while Gap stores will account for the majority of locations closed. As a result, we expect net square footage to increase 1 to 2 percent for the full year fiscal 2006. We expect to fund these capital expenditures with cash flows from operations and available cash.

Cash Flows from Financing Activities

During the first quarter of fiscal 2006, cash flows used for financing activities decreased $118 million compared with the first quarter of fiscal 2005. During the first fiscal quarter of 2006, we utilized $382 million to repurchase common stock under our share repurchase program compared to $488 million in the first fiscal quarter of 2005.

The increase in cash dividends paid reflects the declaration and payment of our fiscal 2006 first quarter dividend at the new $0.08 per share amount.

Dividend Policy

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources.

We announced our intent to increase our dividends, which had been $0.18 per share per year in fiscal 2005. We plan to increase our annual dividend to $0.32 per share for fiscal 2006, starting with the dividend approved by the Board of Directors in March 2006. While we intend to increase dividends over time at a rate greater than our growth in net earnings, we will balance future increases with the corresponding cash requirements of growing our businesses.

Stock Repurchase Program

On February 23, 2006, we announced the authorization of an additional $500 million share repurchase program.

During the first fiscal quarter of 2006, we repurchased approximately 22 million shares of our common stock at a total cost of approximately $389 million, at an average price per share of $17.91 including commissions. During the comparable period of fiscal 2005, we repurchased approximately 26 million shares of our common stock at a total cost of approximately $556 million, at an average price per share of $21.53 including commissions.

Differences between cash used in financing activities related to repurchase of common stock and the comparable change in shareholders’ equity are due to the timing difference between the recognition of common stock repurchases and the cash settlement of the common stock repurchases.

Credit Facility and Debt

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the condensed consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to the transfer. As of April 29, 2006, we had $291 million in trade letters of credit issued under our letter of credit agreements totaling $900 million and there were no drawings under our $750 million revolving credit facility.

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion aggregate in principal of our 5.75 percent senior convertible notes (the “Notes”) due March 15, 2009. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the Notes, plus accrued interest excluding the redemption date, for a total of approximately $1,027 per $1,000 principal amount of Notes. Alternatively, note holders could elect to convert their Notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in cash redemption.

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the current letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released in May 2005. As of May 5, 2006, the four $100 million 364-day letter of credit agreements expired and the total letter of credit capacity was reduced to $500 million.

Our access to the capital markets and interest expense on future financings are dependent on our senior unsecured debt rating. On April 7, 2006, Standard & Poor’s revised its outlook on our senior unsecured debt rating to negative from stable, but reaffirmed our BBB- credit rating.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at April 29, 2006, amounting to $56 million (of which $43 million was issued under the revolving credit facility lines), $54 million and $3 million, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $75 million, of which $9 million has already been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 28, 2006, other than stock-based compensation and inventory valuation method described below.

With the adoption of SFAS 123(R) at the beginning of our first fiscal quarter of 2006, we added “Stock-Based Compensation” as a critical accounting policy and estimate.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of the our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the consolidated statements of earnings.

Inventory Valuation Method

In fiscal 2005, the company implemented a new inventory system and effective January 29, 2006 (the beginning of fiscal 2006), the company changed its inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted average cost method (“WAC”). The change in inventory accounting method did not have a material impact on the fiscal 2006 financial statements and because the effect on prior periods presented is not material, they have not been restated as would be required by SFAS 154.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 to the condensed consolidated financial statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. The principal currencies hedged during the first quarter of 2006 were the Euro, British pound, Japanese yen, and Canadian dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes.

We hedge the net assets of certain international subsidiaries to offset the foreign exchange translation related to our investments in these subsidiaries. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings within shareholders’ equity to offset the foreign currency translation adjustments on the investments.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the condensed consolidated balance sheets at their issuance amount, net of unamortized discount. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of April 29, 2006.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on our outstanding $500 million notes due December 2008, of which only $138 million remains outstanding, which are subject to change based on our long-term senior secured credit ratings. The interest rates earned on our cash and equivalents will fluctuate in line with short-term interest rates.

Our market risk profile as of April 29, 2006 has not significantly changed since January 28, 2006. Our market risk profile on January 28, 2006 is disclosed in our 2005 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of April 29, 2006.

Changes in Internal Control Over Financial Reporting

During our first fiscal quarter of 2006, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting, other than described below.

During fiscal 2005, the company implemented a new inventory system. At this time, the company did not implement the financial stock ledger component. The financial component of the legacy system was maintained as system of record for financial reporting purposes. All transactions processed by the new system were fed to the legacy financial component for costing and posting to the general ledger. On January 29, 2006, the company implemented the stock ledger component of the new system as the financial system of record, replacing the financial component of the legacy system. All unit transactions processed by the new inventory system are now costed by the stock ledger component of the application and posted to the general ledger. The new system was subject to audit and validation by management during the controls self-assessment process. As a result of these evaluations, it was concluded that the design and effectiveness of the internal controls over financial reporting related to the new system were effective as of April 29, 2006.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 29, 2006, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Jan. 29 – Feb. 25)	—	—	—	$500 million
Month #2 (Feb. 26 – April 1)	8,554,200	$17.96	8,554,200	$346 million
Month #3 (April 2 – April 29)	13,188,500	$17.88	13,188,500	$111 million

Total	21,742,700	$17.91	21,742,700

(1)	On January 24, 2006, the Board of Directors approved an additional $500 million share repurchase program, which we announced on February 23, 2006. The authority with respect to that program expires on January 24, 2008.

ITEM 6.	EXHIBITS

(10.1)	Summary of Changed Named Executive Officer Compensation Arrangements, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 17, 2006, Commission File No. 1-7562

(10.2)	Form of Nonqualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.3)	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.4)	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.5)	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.6)	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.7)	Summary of Nonemployee Director Compensation, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.8)	Summary of Changed Named Executive Officer Compensation Arrangement, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 28, 2006, Commission File No. 1-7562

(18)*	Preferability Letter from Independent Registered Public Accounting Firm

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: June 1, 2006	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: June 1, 2006	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

(10.1)	Summary of Changed Named Executive Officer Compensation Arrangements, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 17, 2006, Commission File No. 1-7562

(10.2)	Form of Nonqualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.3)	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.4)	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.5)	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.6)	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.7)	Summary of Nonemployee Director Compensation, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(10.8)	Summary of Changed Named Executive Officer Compensation Arrangement, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 28, 2006, Commission File No. 1-7562

(18)*	Preferability Letter from Independent Registered Public Accounting Firm

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.