Form 10-Q
period 2006-07-29
GAP INC
filed 2006-09-07
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 29, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer   ☒                Accelerated filer  ☐                Non-accelerated filer☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 828,504,127 shares as of August 26, 2006

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions except par value, shares in thousands)	July 29, 2006	Jan. 28, 2006	July 30, 2005
ASSETS
Current Assets:
Cash and equivalents	$1,977	$2,035	$1,263
Short-term investments and restricted cash	812	1,007	1,273
Merchandise inventory	2,017	1,696	2,077
Other current assets	623	501	537

Total current assets	5,429	5,239	5,150
Property and equipment, net of accumulated depreciation of $3,913, $3,712 and $3,847	3,193	3,246	3,283
Other assets	346	336	430

Total assets	$8,968	$8,821	$8,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,417	$1,132	$1,225
Accrued expenses and other current liabilities	796	725	758
Income taxes payable	24	85	50

Total current liabilities	2,237	1,942	2,033

Long-Term Liabilities:
Long-term debt	513	513	513
Lease incentives and other liabilities	935	941	937

Total long-term liabilities	1,448	1,454	1,450

Commitments and contingencies
Shareholders’ Equity:
Common stock, $.05 par value
Authorized 2,300,000 shares; Issued 1,083,696, 1,078,925, and 1,076,379 shares; Outstanding 834,729, 856,986 and 881,138 shares	54	54	54
Additional paid-in capital	2,478	2,402	2,354
Retained earnings	8,368	8,133	7,661
Accumulated other comprehensive earnings	80	51	41
Deferred compensation	—	(5)	(6)
Treasury stock, at cost (248,967, 221,939 and 195,241 shares)	(5,697)	(5,210)	(4,724)

Total shareholders’ equity	5,283	5,425	5,380

Total liabilities and shareholders’ equity	$8,968	$8,821	$8,863

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended				Twenty-six Weeks Ended
($ in millions except per share amounts, shares in thousands)	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
Net sales	$3,716		$3,716		$7,157		$7,343
Cost of goods sold and occupancy expenses	2,493		2,331		4,551		4,477

Gross profit	1,223		1,385		2,606		2,866
Operating expenses	1,039		957		2,049		1,972
Interest expense	11		8		21		31
Interest income	(32)		(23)		(63)		(48)

Earnings before income taxes	205		443		599		911
Income taxes	77		171		229		348

Net earnings	$128		$272		$370		$563

Weighted average number of shares - basic	835,060		895,817		843,899		892,369
Weighted average number of shares - diluted	841,941		905,190		851,097		928,519
Earnings per share - basic	$0.15		$0.30		$0.44		$0.63
Earnings per share - diluted	$0.15		$0.30		$0.43		$0.61
Cash dividends paid per share	$0.08	(a)	$0.045	(c)	$0.16	(a)(b)	$0.11	(c)(d)(e)

(a)	Includes a dividend of $0.08 per share declared in second quarter of fiscal 2006 and paid in second quarter of fiscal 2006.

(b)	Includes a dividend of $0.08 per share declared in first quarter of fiscal 2006 and paid in first quarter of fiscal 2006.

(c)	Includes a dividend of $0.045 per share declared in second quarter of fiscal 2005 and paid in second quarter of fiscal 2005.

(d)	Includes a dividend of $0.045 per share declared in first quarter of fiscal 2005 and paid in first quarter fiscal 2005.

(e)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2004 but paid in first quarter of fiscal 2005.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005
Cash Flows from Operating Activities:
Net earnings	$370	$563
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	275	273
Stock-based compensation expense	19	12
Tax benefit from exercise of stock options and vesting of restricted stock	8	15
Excess tax benefit from exercise of stock options	(3)	—
Other non-cash reconciling adjustments	(1)	(65)
Deferred income taxes	(11)	(63)
Changes in operating assets and liabilities:
Merchandise inventory	(315)	(272)
Other assets	12	(33)
Accounts payable	262	(6)
Accrued expenses and other current liabilities	65	(98)
Income taxes payable, net	(176)	(104)
Lease incentives and other liabilities	28	74

Net cash provided by operating activities	533	296

Cash Flows from Investing Activities:
Purchase of property and equipment	(233)	(275)
Purchase of short-term investments	(874)	(1,169)
Maturities of short-term investments	1,078	819
Purchase of long-term investments	—	(100)
Maturities of long-term investments	—	50
Change in restricted cash	(7)	918
Changes in lease rights and other assets	2	—

Net cash (used for) provided by investing activities	(34)	243

Cash Flows from Financing Activities:
Issuance of common stock (b)	56	75
Purchase of treasury stock, net	(487)	(1,484)
Excess tax benefit from exercise of stock options	3	—
Cash dividends paid	(135)	(102)

Net cash used for financing activities	(563)	(1,511)

Effect of exchange rate fluctuations on cash	6	(10)
Net decrease in cash and equivalents	(58)	(982)

Cash and equivalents at beginning of period	2,035	2,245

Cash and equivalents at end of period	$1,977	$1,263

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20	$60
Cash paid during the period for income taxes	$376	$500

(a)	Depreciation and amortization includes the amortization of lease incentives.

(b)	Does not include the non-cash conversion of our senior convertible debt of $1.4 billion to 85 million shares of common stock in March 2005. See Note 5.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of July 29, 2006, and July 30, 2005, the interim condensed consolidated statements of income and the condensed consolidated statements of cash flows for each of the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005, have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations and cash flows at July 29, 2006 and July 30, 2005 and for all periods presented. The condensed consolidated balance sheet as of January 28, 2006 has been derived from our audited consolidated financial statements.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. We reclassified $16 million of cash used for operating activities to cash used for investing activities representing the non-cash portion of property and equipment purchases for the twenty-six week period ended July 30, 2005 in our condensed consolidated statements of cash flows. This reclassification had no effect on the net decrease in cash and equivalents or on net earnings, as previously reported.

In fiscal 2005, the company implemented a new inventory system and effective January 29, 2006 (the beginning of fiscal 2006), the company changed its inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted average cost method (“WAC”). The company determined that WAC is a preferable method because the new inventory system and method improves the overall accuracy of the company’s accounting for inventory. The change in inventory accounting method did not have a material impact on the fiscal 2006 financial statements and because the effect on prior periods presented is not material, they have not been restated as would be required by Statement of Financial Accounting Standards No. (“SFAS”) 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”

The results of operations for the thirteen and twenty-six weeks ended July 29, 2006 are not necessarily indicative of the operating results that may be expected for the fifty-three week period ending February 3, 2007.

2.	COMPREHENSIVE EARNINGS

Our comprehensive earnings are comprised of net earnings, adjusted for foreign currency translation and fluctuations in fair market value of financial instruments related to foreign currency hedging activities, net of tax. Other comprehensive earnings are excluded from net earnings and reported as a separate component of shareholders’ equity.

Comprehensive earnings, net of taxes, is comprised of:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings	$128	$272	$370	$563
Adjustments for foreign currency translation	(1)	(29)	26	(34)
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	8	11	1	12

Comprehensive earnings	$135	$254	$397	$541

3.	STOCK-BASED AWARDS

On January 29, 2006, we adopted the provisions of SFAS 123 (Revised 2004), “Share-Based Payment” (“123(R)”) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to discounted stock options, performance units and stock option modifications. Under the modified prospective transition method, compensation cost recognized in the first twenty-six weeks of fiscal 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” and b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

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

In May 2005, the FASB issued SFAS 154 which changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net earnings during the period of the change. SFAS 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal 2006; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material effect on our financial position, cash flows or results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

5.	DEBT, SENIOR CONVERTIBLE NOTES AND OTHER CREDIT ARRANGEMENTS

As of July 29, 2006, we had $284 million in trade letters of credit issued under our letter of credit agreements totaling $500 million. There were no drawings under our $750 million revolving credit facility at July 29, 2006.

On May 6, 2005, we entered into four separate $125 million, 3-year letter of credit agreements and four separate $100 million, 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the current letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released in May 2005. As of May 5, 2006, the four $100 million 364-day letter of credit agreements expired and the total letter of credit capacity was reduced to $500 million. This reduction in the letter of credit capacity reflects our transition to open account payment terms as well as the available capacity under our $750 million revolving credit facility to issue trade letters of credit.

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

6.	INCOME TAXES

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Income taxes	$77	$171	$229	$348
Effective tax rate	37.5%	38.7%	38.2%	38.2%

The decrease in the effective tax rate during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily reflects the reassessment of foreign tax exposures and the effect of a favorable audit settlement.

7.	OTHER OPERATING CHARGES

We have excess facility space as of July 29, 2006 as a result of our 2001 decision to consolidate and downsize corporate facilities in our San Francisco and San Bruno campuses. We record a sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease loss charges are reflected in operating expenses in our condensed consolidated statements of income.

The following table provides the liability balances and activities of our sublease loss reserve:

($ in millions)	Twenty-six Weeks Ended July 29, 2006	Twenty-six Weeks Ended July 30, 2005
Balance at beginning of period	$14	$94
Additional provision (reversals), net	1	(62)
Cash payments, net of sublease income	(2)	(15)

Balance at end of period	$13	$17

Remaining cash expenditures associated with the headquarters facilities sublease loss reserve are expected to be paid over the various remaining lease terms through 2012. Based on our assumptions as of July 29, 2006, we expected our lease payments, net of sublease income, to result in a total net cash outlay of approximately $18 million for future rent.

During the quarter ended July 30, 2005 we completed our assessment of available space and future office facility needs and in mid-May 2005 decided that we would occupy one of our vacant leased properties in San Francisco. As a result, the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed.

In June 2006, a Sale and Purchase agreement was executed with a buyer for our distribution center located in Brampton, Ontario, Canada. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the facility is classified as held for sale and the total carrying value of $19 million for the land and building is included in other current assets in the condensed consolidated balance sheet as of July 29, 2006.

8.	SHAREHOLDERS’ EQUITY AND STOCK COMPENSATION

Stock Repurchase Program

On February 23, 2006, we announced the authorization of an additional $500 million for our share repurchase program all of which has been used. During the second fiscal quarter of 2006, we repurchased approximately 6 million shares of our common stock at a total cost of approximately $111 million, at an average price per share of $17.95 including commissions. During the first twenty-six weeks of 2006, we repurchased approximately 28 million shares of our common stock at a total cost of approximately $500 million, at an average price per share of $17.92 including commissions. On August 3, 2006, we announced the authorization of an additional $750 million for our ongoing share repurchase program. Under this authorization, shares may be repurchased over 12 months.

Dividends

In February 2006, we announced our intention to increase our annual dividend per share from $0.18 to $0.32 for fiscal 2006. Pursuant to this plan, a first quarter dividend of $0.08 per share was paid in April 2006 and a second quarter dividend of $0.08 per share was paid on July 25, 2006. The remaining dividends are expected to be paid quarterly in October and January.

Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996, and amended and restated on January 28, 2003. The Board authorized 123,341,342 shares for issuance under the 1996 Plan, which includes shares available under the Management Incentive Restricted Stock Plan and an earlier stock option plan established in 1981, both of which were superseded by the 1996 Plan. The 1996 Plan was most recently amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). On May 9, 2006, the shareholders approved an increase in the number of shares available for grant under the 2006 Plan by the sum of (a) the number of shares that remained available for grant under the 2002 Stock Option Plan (the “2002 Plan”) as of January 24, 2006, the date of board approval of the 2006 Plan, and (b) any shares that otherwise would have been returned to the 2002 Plan after January 24, 2006, on account of the expiration, cancellation, or forfeiture of awards granted thereunder. The 2006 Plan empowers the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to award compensation primarily in the form of nonqualified stock options, restricted stock, or performance units to key employees.

The 2002 Plan, formerly known as Stock Up On Success, was established on January 1, 1999. The Board originally authorized 52,500,000 shares for issuance under the 2002 Plan, which includes shares available under an earlier stock option plan established in 1999 that was merged with the 2002 Plan. On May 9, 2006, the 2002 Plan was discontinued and only those awards then outstanding continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees.

At July 29, 2006, we had reserved 153,636,052 shares of our common stock, including 477,359 treasury shares, for the issuance of common stock under our stock award plans. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, stock options generally vest over a four-year period, with shares becoming exercisable in equal annual installments of 25 percent. Performance units generally vest over a four year period, and one share of common stock is issued for each performance unit upon vesting.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) under which eligible U.S. employees may purchase our common stock at 85 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the six-month purchase period. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 860,183 and 801,404 shares issued under the plan during the first half of fiscal 2006 and 2005, respectively. At July 29, 2006, there were 6,041,776 shares reserved for future issuances.

Stock Compensation

On January 26, 2006, we accelerated the vesting of all stock options with an exercise price equal to or greater than $21 per share except options held by non-employee directors and performance-based options to purchase 1,000,000 shares granted to our Chief Executive Officer. Options to purchase approximately 15 million shares of common stock that were scheduled to vest from fiscal 2006 to 2009 were impacted by this action. Although these options became immediately exercisable, the exercise price did not change. The primary purpose of the accelerated vesting was to reduce compensation expense after the adoption of SFAS 123(R) by approximately $45 million in the first quarter of fiscal 2006. There was no impact to our Consolidated Statement of Income in fiscal 2005.

In the first quarter of 2006, we adopted SFAS 123(R). See Note 3 for a description of our adoption of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock awards and employee stock purchase plan (“ESPP”) shares. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in Staff Accounting Bulletin No. (“SAB”) 107, “Share-Based Payment.” The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term based on projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

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

The weighted average assumptions used to value option grants are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Dividend yield	1.6%	0.9%	1.6%	0.8%
Expected volatility	28.6%	38.4%	29.2%	38.6%
Risk-free interest rate	5.07%	3.68%	4.66%	3.99%
Expected term (in years)	5.6	4.3	4.7	4.4

The weighted-average fair value of stock options granted during the thirteen weeks ended July 29, 2006 and July 30, 2005 was $5.44 and $7.10 per share, respectively. The weighted-average fair value of stock options granted during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $4.98 and $7.67 per share, respectively. The fair value of stock options that vested during the thirteen weeks ended July 29, 2006 and July 30, 2005 was $3 million and $9 million, respectively. The fair value of stock options that vested during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $28 million and $66 million, respectively.

The assumptions used to value employee stock purchase rights are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Dividend yield	1.6%	0.9%	1.6%	0.8%
Expected volatility	25.0%	20.7%	25.4%	22.2%
Risk-free interest rate	4.81%	4.01%	4.57%	3.72%
Expected term (in years)	0.5	0.5	0.5	0.5

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

The weighted-average fair value of stock awards and performance stock awards granted during the thirteen weeks ended July 29, 2006 and July 30, 2005 was $17.49 and $20.87 per share, respectively. The weighted-average fair value of stock awards and performance stock awards granted during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $17.84 and $22.24 per share, respectively. The fair value of stock awards that vested during the thirteen weeks ended July 29, 2006 and twenty-six weeks ended July 29, 2006 was $1 million and $9 million, respectively. No performance units vested during fiscal 2005.

As required by SFAS 123(R), the estimated fair value of our stock-based awards granted prior to the adoption of SFAS 123(R), less expected forfeitures, will continue to be amortized based on an accelerated recognition method. The estimated fair value of our stock-based awards granted after the adoption of SFAS 123(R), less expected forfeitures, with time-based service conditions are being amortized on a straight-line basis, while those with performance conditions are being amortized on an accelerated basis.

At July 29, 2006, there was $84 million (before any related tax benefit) of unrecognized compensation cost, adjusted for estimated forfeitures, related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Total unrecognized compensation may be adjusted for future changes in estimated forfeitures. There was no share-based compensation capitalized as of or during the thirteen weeks and twenty-six weeks ended July 29, 2006.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase rights during the comparable period last year.

($ in millions, except per share data)	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 30, 2005
Net earnings:
As reported	$272	$563
Add: Stock-based compensation expense included in reported net earnings, net of tax related effects	4	7
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(18)	(34)

Pro forma net earnings	$258	$536

Earnings per share:
As reported-basic	$0.30	$0.63
Pro forma-basic	0.29	0.60
As reported-diluted	0.30	0.61
Pro forma-diluted	0.28	0.58

There were no material modifications made to our outstanding stock options, stock awards or performance stock awards in fiscal 2006.

General Stock Information

Under our stock option plans, nonqualified options to purchase common stock are granted to officers, directors, eligible employees and consultants at exercise prices equal to the fair market value of the stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.

The following table summarizes stock option activity for our stock option plans:

	Shares	Weighted-Average Exercise Price
Balance at January 28, 2006	75,982,500	$20.03
Granted	5,468,373	17.86
Exercised	(4,536,149)	12.44
Forfeited/Canceled/Expired	(8,427,077)	23.22

Balance at July 29, 2006	68,487,647	$19.97

The aggregate intrinsic value of options exercised during the thirteen weeks ended July 29, 2006 and July 30, 2005 was $7 million and $29 million, respectively. The aggregate intrinsic value of options exercised during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $26 million and $42 million, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at July 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at July 29, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares at July 29, 2006	Weighted- Average Exercise Price
$2.85 – $5.92	789,359	5.49	$5.68	789,359	$5.68
6.56 – 12.87	12,272,547	5.75	12.02	7,986,436	11.87
12.95 – 17.84	17,972,371	6.84	15.77	10,863,077	14.81
17.87 – 20.94	8,915,533	6.21	20.09	5,261,385	20.17
20.95 – 29.41	23,098,049	6.77	22.61	21,450,698	22.67
30.13 – 49.53	5,439,788	3.39	42.45	5,439,788	42.45

$2.85 –$49.53	68,487,647	6.25	$19.97	51,790,743	$20.92

The aggregate intrinsic value of options outstanding and options exercisable at July 29, 2006 was $95 million and $73 million, respectively. Options exercisable at July 29, 2006 had a weighted-average remaining contractual life of 5.72 years.

The following table summarizes non-vested stock award and performance stock award activity:

	Shares	Weighted-Average Grant-Date Fair Value Price
Balance at January 28, 2006	2,106,686	$21.65
Granted	2,616,790	17.84
Vested	(453,265)	21.78
Forfeited	(405,150)	20.16

Balance at July 29, 2006	3,865,061	$19.20

The aggregate intrinsic value of non-vested stock awards and performance stock awards at July 29, 2006 was $74 million. Stock awards and performance stock awards at July 29, 2006 had a weighted-average remaining contractual life of 3.24 years.

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

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings-basic ($ in millions)	$128	$272	$370	$563
Add: Interest on convertible notes	—	—	—	8

Net earnings-diluted ($ in millions)	$128	$272	$370	$571

Weighted-average number of shares-basic (in thousands)	835,060	895,817	843,899	892,369
Incremental shares resulting from:
Stock-based awards	6,881	9,373	7,198	10,134
Convertible note	—	—	—	26,016

Weighted-average number of shares-diluted (in thousands)	841,941	905,190	851,097	928,519

Earnings per share-basic	$0.15	$0.30	$0.44	$0.63
Earnings per share-diluted	$0.15	$0.30	$0.43	$0.61

Excluded from the above computations of weighted-average shares for diluted earnings per share (in thousands) were options to purchase 45,368 and 44,889 shares of common stock during the thirteen and twenty-six weeks ended July 29, 2006, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share (in thousands) were options to purchase 39,033 and 36,782 shares of common stock during the thirteen and twenty-six weeks ended July 30, 2005, respectively. The calculated amounts have been excluded because the exercise price was greater than the average market price of the company’s common stock during the period and, therefore, the effect is antidilutive.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $75 million, of which $8 million has been cash collateralized.

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

Overview

The second quarter continued to be challenging due to weak traffic and disappointing product acceptance, driving a negative 5 percent comparable store sales compared to last year. Gross margins were negatively impacted as we aggressively cleared through summer product to prepare for fall merchandise. Further, we experienced higher operating expenses associated with driving both our turnaround and long term growth. As a result, net earnings were 53 percent lower than second quarter last year and earnings per share was $0.15, which was $0.15 lower than last year.

While we are not satisfied with our operating results, our cash flow remains strong. For the twenty-six weeks ended July 29, 2006, we generated free cash flow of $300 million, an increase of $279 million compared to prior year driven by improvements in our working capital. For a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Financial Condition section of this Management’s Discussion and Analysis.

We made progress against our strategic priorities. During the second quarter, we returned excess cash to shareholders by repurchasing approximately 6 million shares of our common stock for $111 million and declared and paid a quarterly dividend of $0.08 per share. Cash distribution to shareholders will continue to play an important role in delivering shareholder returns; however, our first priority for excess cash is investing in our business in a way that meets or exceeds our return criteria.

Even though the second quarter was challenging, we continue to make progress in each of our brands and remain committed to the strategies underway to turnaround our business performance. We are focused on creating stronger product assortments, improving the store experience for our customers, and delivering marketing with compelling messages. We remain confident in our growth strategies, which we believe will create and deliver value to our shareholders over the long-term. These strategies include: building our existing lifestyle brands and creating new ones, growing those brands internationally, becoming the best online apparel retailer, and leveraging our scale and operating discipline to yield superior shareholder returns. Our online shoe concept is scheduled to launch in time for holiday shopping and our first franchise stores will open this fall.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) amount of future lease payments net of sublease income; (ii) timing and amount of dividends in fiscal 2006; (iii) expected stock price volatility; (iv) impact of losses under contractual indemnifications; (v) impact of various proceedings, lawsuits, disputes and claims; (vi) gross interest expense for fiscal 2006; (vii) effective tax rate for fiscal 2006; (viii) free cash flow in fiscal 2006; (ix) minimum net cash provided from operating activities in fiscal 2006; (x) year over year change in inventory per square foot at the end of the third and fourth quarters of fiscal 2006; (xi) capital expenditures (net purchases of property and equipment) in fiscal 2006; (xii) number of new store openings and store closings in fiscal 2006 and weightings by brand; (xiii) net square footage change in fiscal 2006; (xiv) funding of capital expenditures in fiscal 2006; (xv) dividend policy and increases in future periods; (xvi) maximum exposure and cash collateralized balance for reinsurance pool in future periods; and (xvii) estimate of unrecorded compensation expense over the 10-year period ended June 2006.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 30, 2006 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

RESULTS OF OPERATIONS

Business in the second quarter continued to be challenging due to disappointing sales performance coupled with higher operating expenses. For the thirteen weeks ended July 29, 2006, net earnings decreased 53% percent to $128 million or $0.15 per diluted share, compared to net earnings of $272 million or $0.30 per diluted share for the thirteen weeks ended July 30, 2005. For the twenty-six weeks ended July 29, 2006, net earnings decreased 34% percent to $370 million or $0.43 per diluted share, compared to net earnings of $563 million or $0.61 per diluted share for the twenty-six weeks ended July 30, 2005.

Net Sales by Brand, Region and Channel

Net sales consist of retail sales and online sales, which include shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand.

Thirteen Weeks Ended July 29, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,109	$1,581	$549	$2	$3,241
	Direct (Online)	46	68	22	—	136
Europe	Stores	182	—	—	—	182
Asia	Stores	138	—	15	—	153
Other (2)		—	—	—	4	4
Total		$1,475	$1,649	$586	$6	$3,716

Global Sales Growth (Decline)		(6%)	2%	10%	—	0%

Thirteen Weeks Ended July 30, 2005		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$1,174	$1,559	$517	$—	$3,250
	Direct (Online)	40	52	15	—	107
Europe	Stores	201	—	—	—	201
Asia	Stores	154	—	—	—	154
Other (2)		—	—	—	4	4

Total		$1,569	$1,611	$532	$4	$3,716

Global Sales Growth (Decline)		(4%)	4%	1%	—	0%

Twenty-six Weeks Ended July 29, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$2,171	$3,010	$1,042	$4	$6,227
	Direct (Online)	105	141	48	1	295
Europe	Stores	339	—	—	—	339
Asia	Stores	263	—	24	—	287
Other (2)		—	—	—	9	9

Total		$2,878	$3,151	$1,114	$14	$7,157

Global Sales Growth (Decline)		(7%)	(1%)	7%	—	(3%)

Twenty-six Weeks Ended July 30, 2005		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$2,319	$3,071	$1,008	$—	$6,398
	Direct (Online)	95	114	36	—	245
Europe	Stores	394	—	—	—	394
Asia	Stores	298	—	—	—	298
Other (2)		—	—	—	8	8

Total		$3,106	$3,185	$1,044	$8	$7,343

Global Sales Growth (Decline)		(5%)	3%	1%	—	(1%)

(1)	North America includes the United States, Canada and Puerto Rico.

(2)	Other includes our International Sales Program and franchise business.

(3)	Other includes Forth & Towne, Business Direct, International Sales Program and franchise business.

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

Thirteen Weeks Ended July 29, 2006	Gap (2)	Old Navy	Banana Republic (2)	Other	Total
Increase (decrease) ($ in millions)
2005 Net Sales	$1,569	$1,611	$532	$4	$3,716
Comparable store sales	(110)	(73)	(4)	—	(187)
Noncomparable store sales	4	84	49	2	139
Direct (Online)	6	16	7	—	29
Foreign exchange (1)	6	11	2	—	19

2006 Net Sales	$1,475	$1,649	$586	$6	$3,716

Twenty-six Weeks Ended July 29, 2006	Gap (2)	Old Navy	Banana Republic (2)	Other	Total
Increase (decrease) ($ in millions)
2005 Net Sales	$3,106	$3,185	$1,044	$8	$7,343
Comparable store sales	(230)	(244)	(28)	—	(502)
Noncomparable store sales	8	166	84	5	263
Direct (Online)	10	27	12	1	50
Foreign exchange (1)	(16)	17	2	—	3

2006 Net Sales	$2,878	$3,151	$1,114	$14	$7,157

(1)	Foreign exchange is the translation impact of current year sales at current year exchange rates versus current year sales at prior year exchange rates.

(2)	Includes International.

Our second quarter 2006 sales of $3.7 billion were flat, compared to second quarter 2005 sales of $3.7 billion. Our comparable store sales declined 5 percent, primarily driven by disappointing product acceptance of our summer product. Sales productivity in the second quarter of fiscal 2006 decreased to $94 per average square foot compared with $97 per average square foot in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, we closed 22 under-performing stores and opened 37 new stores.

Comparable store sales percentage by brand for the second quarter 2006 and 2005 were as follows:

•	Gap North America reported negative 6 percent in 2006 versus negative 4 percent in 2005

•	Old Navy North America reported negative 5 percent in 2006 versus negative 4 percent in 2005

•	Banana Republic North America reported negative 1 percent in 2006 versus negative 3 percent in 2005

•	International reported negative 11 percent in 2006 versus positive 1 percent in 2005

Our first half of 2006 sales of $7.2 billion declined 3 percent, compared to first half of 2005 sales of $7.3 billion. Our comparable store sales declined 7 percent, primarily driven by disappointing product acceptance of our spring and summer merchandise. Sales productivity decreased to $180 per average square foot in the first half of fiscal 2006 compared with $192 per average square foot in the first half of fiscal 2005.

Comparable store sales percentage by brand for the first half of 2006 and 2005 were as follows:

•	Gap North America reported negative 7 percent in 2006 versus negative 4 percent in 2005

•	Old Navy North America reported negative 8 percent in 2006 versus negative 4 percent in 2005

•	Banana Republic North America reported negative 3 percent in 2006 versus negative 4 percent in 2005

•	International reported negative 11 percent in 2006 versus negative 3 percent in 2005

Store count and square footage were as follows:

	July 29, 2006		July 30, 2005
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,327	12.6	1,385	12.9
Gap Europe	162	1.5	165	1.5
Gap Asia	98	0.9	85	0.9
Old Navy North America	982	18.8	921	17.8
Banana Republic North America	503	4.2	473	4.0
Banana Republic Japan	8	0.1	—	—
Forth & Towne	5	0.1	—	—

Total	3,085	38.2	3,029	37.1

Increase/(Decrease)	2%	3%	1%	2%

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

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Cost of Goods Sold and Occupancy Expenses	$2,493	$2,331	$4,551	$4,477	67.1%	62.7%	63.6%	61.0%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 4.4 percentage points during the second quarter of fiscal 2006 and increased 2.6 percentage points during the first half of 2006, compared to the same periods last year. Gross margin decline was driven by merchandise margin deterioration as a result of disappointing product acceptance, as well as increased efforts by Old Navy and Gap to clear summer product before transitioning to its fall assortment. Rent, occupancy and depreciation expenses as a percentage of sales increased 1.1 percentage points during the second quarter of fiscal 2006 and increased 0.8 percentage points during the first half of fiscal 2006, compared to the same periods last year. These increases are primarily due to the decrease in sales for stores that have been open for more than one year, and the absence of the lease accounting adjustment that occurred in the second quarter of fiscal 2005 that had the effect of reducing cost of goods sold and occupancy expenses in that year.

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

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Operating Expenses	$1,039	$957	$2,049	$1,972	28.0%	25.8%	28.6%	26.9%

Operating expenses increased $82 million during the second quarter of fiscal 2006 and increased $77 million during the first half of 2006, compared to the same periods last year. The primary drivers for the increases were higher payroll associated with a net increase of new stores, additional payroll to support existing stores, increased expenditures related to store improvements, and the effect of the sublease loss reserve reversal of $58 million in the second quarter of fiscal 2005 as a result of the decision to occupy certain headquarter facilities in San Francisco. The increases were partially offset by $14 million in income recognized in the second quarter of fiscal 2006 relating to the Visa/MasterCard litigation settlement and $31 million relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards. See the Critical Accounting Policies and Estimates section of this Management’s Discussion and Analysis for further information related to unredeemed gift card income.

Operating margin was 5 percent and 11.5 percent for the second quarter of fiscal 2006 and 2005, respectively, and 7.8 percent and 12.2 percent for the first half of fiscal 2006 and 2005, respectively.

Interest Expense

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Interest Expense	$11	$8	$21	$31	0.3%	0.2%	0.3%	0.4%

The decrease of $10 million during the first half of fiscal 2006 was primarily due to the lower debt level as a result of our March 2005 redemption of the convertible notes.

For fiscal 2006, we expect gross interest expense to be about $40 million.

Interest Income

					Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended		Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Interest Income	$32	$23	$63	$48	0.9%	0.6%	0.9%	0.7%

The increase of $9 million in interest income during the second quarter of fiscal 2006 and the increase of $15 million in interest income during the first half of fiscal 2006 was primarily due to a rising interest rate environment, which resulted in higher yields on our investments.

Income Taxes

	Thirteen Weeks Ended		Twenty-six Weeks Ended
($ in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Income Taxes	$77	$171	$229	$348
Effective tax rate	37.5%	38.7%	38.2%	38.2%

The decrease in the effective tax rate during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily reflects the reassessment of foreign tax exposures and the effect of a favorable audit settlement.

We currently expect the fiscal 2006 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

FINANCIAL CONDITION

The following sets forth certain measures of our liquidity:

	July 29, 2006	Jan. 28, 2006	July 30, 2005
Working capital ($ in millions) (a)	$3,192	$3,297	$3,117
Current ratio (a)	2.43:1	2.70:1	2.53:1

(a)	Our working capital and current ratio calculations include restricted cash.

Working capital as of July 29, 2006 decreased compared to January 28, 2006 due primarily to lower cash balances, and higher inventory and accounts payable balances. Working capital as of July 29, 2006 increased compared to July 30, 2005 due primarily to higher cash and accounts payable balances.

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

($ in millions)	Twenty-Six Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 30, 2005
Net cash provided by operating activities	$533	$296
Net cash (used for) provided by investing activities	(34)	243
Net cash used for financing activities	(563)	(1,511)
Effect of exchange rate fluctuations on cash	6	(10)

Net decrease in cash and equivalents	$(58)	$(982)

Net cash provided by operating activities	$533	$296
Less: Net purchases of property and equipment	(233)	(275)

Free cash flow	$300	$21

The following table sets forth our projected minimum fiscal 2006 free cash flow components to accomplish our target to generate free cash flow of at least $800 million:

($ in millions)	Projected Fifty-Three Weeks Ending Feb. 3, 2007
Projected minimum net cash provided by operating activities	$1,475
Less: Projected net purchases of property and equipment	(675)

Projected minimum free cash flow	$800

Cash Flows from Operating Activities

Net cash provided by operating activities for the first half of fiscal 2006 increased $237 million compared with the first half of fiscal 2005. This was primarily due to working capital improvements driven by higher accounts payable and accrued expenses in the first half of fiscal 2006 as compared to the first half of fiscal 2005, offset partially by the decrease in net earnings.

Inventory per square foot at July 29, 2006 was $50, a 6 percent decrease compared to the prior year. We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Inventory per square foot decreased 7% in the third quarter of 2005 and decreased 11% in the fourth quarter of 2005 compared to the same periods last year. We will continue to focus on inventory productivity, and expect inventory per square foot to be flat at the end of the third quarter and up in the low-single digits at the end of the fourth quarter of 2006.

Cash Flows from Investing Activities

During the first half of fiscal 2006, net cash used for investing activities decreased $277 million compared with the first half of fiscal 2005. The decrease was driven by release of restricted cash as a result of the amendment to our letter of credit agreement in fiscal 2005. This was partially offset by lower investments in the first half of fiscal 2006 compared to the first half of fiscal 2005.

During the first half of fiscal 2006, capital expenditures totaled approximately $233 million. The majority of these expenditures were used for 75 new store locations, store remodels and information technology. Capital expenditures during the first half of fiscal 2005 were $275 million primarily for 81 new store locations, store remodels and information technology.

For fiscal 2006, we expect capital expenditures to be about $675 million. We expect to open about 190 new store locations and to close about 125 store locations. New store locations will be weighted toward Old Navy, while Gap stores will account for the majority of locations closed. As a result, we expect net square footage to increase 2 to 3 percent for the full fiscal 2006 year. We expect to fund these capital expenditures with cash flows from operations and available cash.

Cash Flows from Financing Activities

During the first half of fiscal 2006, cash flows used for financing activities decreased $948 million compared with the first half of fiscal 2005 driven primarily by the decrease in cash used for share repurchases. During the first half of fiscal 2006, we utilized $500 million to repurchase common stock under our share repurchase program and reissued $13 million of treasury stock, mainly under our employee stock purchase program, as compared to the first half of fiscal 2005, where we utilized $1.5 billion to repurchase common stock under our share repurchase program.

The increase in cash dividends paid reflects the declaration and accelerated payment schedule of our fiscal 2006 first and second quarter dividends at the increased $0.08 per share amount.

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

Stock Repurchase Program

On February 23, 2006, we announced the authorization of an additional $500 million for our share repurchase program all of which has been used. During the second fiscal quarter of 2006, we repurchased approximately 6 million shares of our common stock at a total cost of approximately $111 million, at an average price per share of $17.95 including commissions. During the first twenty-six weeks of 2006, we repurchased approximately 28 million shares of our common stock at a total cost of approximately $500 million, at an average price per share of $17.92 including commissions. On August 3, 2006, we announced the authorization of an additional $750 million for our ongoing share repurchase program. Under this authorization, shares may be repurchased over 12 months.

Credit Facility and Debt

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the condensed consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to the transfer. As of July 29, 2006, we had $284 million in trade letters of credit issued under our letter of credit agreements totaling $500 million and there were no drawings under our $750 million revolving credit facility.

On May 6, 2005, we entered into four separate $125 million 3-year letter of credit agreements and four separate $100 million 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the current letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released in May 2005. As of May 5, 2006, the four $100 million 364-day letter of credit agreements expired and the total letter of credit capacity was reduced to $500 million. This reduction in the letter of credit capacity reflects our transition to open account payment terms as well as the available capacity under our $750 million revolving credit facility to issue trade letters of credit.

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion in aggregate principal of our 5.75 percent senior convertible notes (the “Notes”) due March 15, 2009. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the Notes, plus accrued interest excluding the redemption date, for a total of approximately $1,027 per $1,000 principal amount of Notes. Alternatively, note holders could elect to convert their Notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85,143,950 shares of Gap Inc. common stock and approximately $0.5 million was paid in cash redemption.

Our access to the capital markets and interest expense on future financings are dependent on our senior unsecured debt rating. On April 7, 2006, Standard & Poor’s revised its outlook on our senior unsecured debt rating to negative from stable, but reaffirmed our BBB- credit rating.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at July 29, 2006, amounting to $55 million (of which $43 million was issued under the revolving credit facility lines), $53 million and $3 million, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $75 million, of which $8 million has already been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 28, 2006, other than unredeemed gift card income, stock-based compensation and the inventory valuation method described below.

Unredeemed Gift Card Income

Sales of gift cards are recorded as a liability on the balance sheet. As the gift cards are redeemed for merchandise, we record revenue. Over time, some portion of the gift cards issued is not redeemed. Beginning with the second quarter of 2006, we changed our estimate of the elapsed time for recording income associated with unredeemed gift cards to three years from our prior estimate of five years. During the second quarter of 2006, we completed an analysis of our historical gift card redemption patterns. Based on this analysis, we concluded that three years after the gift card is issued, we can determine the portion of the liability where redemption is remote. This change in estimate resulted in income recognition of approximately $31 million before tax in other income and is included in operating expenses.

Stock-Based Compensation

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

During the quarter, we proactively reviewed our stock option granting practices over the 10-year period ended June 2006, given the heightened scrutiny regarding this topic. We concluded that the compensation expense recorded in our historical financial statements was materially correct. Specifically, we identified no back-dating in connection with the grants of stock options to Vice Presidents and above. We found some errors relating to the dating of stock option grants to certain lower-level employees. We estimate that the total amount of unrecorded compensation expense over the 10-year period was less than $5 million, an amount that is not material to our historical financial statements. We will finalize our estimate and record an appropriate amount of additional compensation expense in the third quarter of fiscal 2006.

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

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. The principal currencies hedged during the second quarter of 2006 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes.

We hedge the net assets of certain international subsidiaries to offset the foreign exchange translation related to our investments in these subsidiaries. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings within shareholders’ equity to offset the foreign currency translation adjustments on the investments.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the condensed consolidated balance sheets at their issuance amount, net of unamortized discount. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of July 29, 2006.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on our outstanding $500 million notes due December 2008, of which only $138 million remains outstanding, which are subject to change based on our long-term senior unsecured debt ratings. The interest rates earned on our cash and equivalents will fluctuate in line with short-term interest rates.

Our market risk profile as of July 29, 2006 has not significantly changed since January 28, 2006. Our market risk profile on January 28, 2006 is disclosed in our 2005 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of July 29, 2006.

Changes in Internal Control Over Financial Reporting

During our second fiscal quarter of 2006, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 29, 2006, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1) (2)
Month #1 (April 30 - May 27)	5,833,300	$17.94	5,833,300	$6 million
Month #2 (May 28 - July 1)	326,626	$18.00	326,626	—
Month #3 (July 2 - July 29)	—	—	—	$750 million

Total	6,159,926	$17.95	6,159,926

(1)	On January 24, 2006, the Board of Directors approved an additional $500 million for our share repurchase program, which we announced on February 23, 2006. The authority with respect to that authorization expires on January 24, 2008.

(2)	On July 18, 2006, the Board of Directors approved an additional $750 million for our share repurchase program, which we announced on August 3, 2006. The authority with respect to that authorization expires on August 1, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	On May 9, 2006, our Annual Meeting of the Stockholders was held in San Francisco, California. There were 853,611,821 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting.

b)	The following directors were elected:

	Vote For	Vote Withheld
Howard Behar	741,772,993	61,505,332
Adrian D.P. Bellamy	741,904,131	61,374,194
Domenico De Sole	777,095,828	26,182,497
Donald G. Fisher	773,547,996	29,730,329
Doris F. Fisher	771,274,256	32,004,069
Robert J. Fisher	771,268,241	32,010,084
Penelope L. Hughes	778,198,708	25,079,617
Bob L. Martin	741,543,417	61,734,908
Jorge P. Montoya	744,075,526	59,202,799
Paul S. Pressler	773,068,849	30,209,476
James M. Schneider	778,262,372	25,015,953
Mayo A. Shattuck III	776,417,010	26,861,315

There were no abstentions and no broker non-votes.

c)	The selection of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending February 3, 2007, was ratified with 795,097,992 votes in favor and 5,223,447 votes against.

There were 2,956,886 abstentions and no broker non-votes.

d)	The proposal to amend and restate our 1996 Stock Option and Award Plan, to be known upon approval as the 2006 Long-Term Incentive Plan, was approved with 585,204,196 votes in favor and 147,520,503 votes against.

There were 3,778,738 abstentions and 66,774,888 broker non-votes.

ITEM 6.	EXHIBITS

(10.1)	Agreement with Jenny Ming entered into on July 10, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 11, 2006, Commission File No. 1-7562

(10.2)*	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long Term Incentive Plan

(10.3)	2006 Long-Term incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562

(10.4)	Summary of Nonemployee Director Compensation effective May 2006, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: September 6, 2006	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: September 6, 2006	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(10.1)	Agreement with Jenny Ming entered into on July 10, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 11, 2006, Commission File No. 1-7562

(10.2)*	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long Term Incentive Plan

(10.3)	2006 Long-Term incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562

(10.4)	Summary of Nonemployee Director Compensation effective May 2006, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.