Form 10-Q
period 2006-10-28
GAP INC
filed 2006-12-01
CIK 39911

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 28, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street

San Francisco, California 94105

(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 952-4400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Common Stock, $0.05 par value, 810,622,757 shares as of November 29, 2006

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in millions except par value, shares in thousands)	October 28, 2006	January 28, 2006	October 29, 2005
ASSETS
Current Assets:
Cash and equivalents	$1,753	$2,035	$1,372
Short-term investments and restricted cash	673	1,007	915
Merchandise inventory	2,617	1,696	2,546
Other current assets	546	501	594

Total current assets	5,589	5,239	5,427
Property and equipment, net of accumulated depreciation of $4,004, $3,712, and $3,775	3,245	3,246	3,289
Other assets	373	336	355

Total assets	$9,207	$8,821	$9,071

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$325	$—	$—
Accounts payable	1,613	1,132	1,373
Accrued expenses and other current liabilities	926	725	827
Income taxes payable	35	85	36

Total current liabilities	2,899	1,942	2,236

Long-Term Liabilities:
Long-term debt	188	513	513
Lease incentives and other liabilities	927	941	933

Total long-term liabilities	1,115	1,454	1,446

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Common stock $0.05 par value Authorized 2,300,000 shares; Issued 1,086,866, 1,078,925, and 1,077,423 shares; Outstanding 821,837, 856,986, and 872,254 shares	54	54	54

Additional paid-in capital	2,535	2,402	2,376
Retained earnings	8,491	8,133	7,834
Accumulated other comprehensive earnings	80	51	43
Deferred compensation	—	(5)	(5)
Treasury stock, at cost (265,029, 221,939, and 205,169 shares)	(5,967)	(5,210)	(4,913)

Total shareholders’ equity	5,193	5,425	5,389

Total liabilities and shareholders’ equity	$9,207	$8,821	$9,071

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
($ in millions except per share amounts, shares in thousands)	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
Net sales	$3,856		$3,860		$11,013		$11,202
Cost of goods sold and occupancy expenses	2,415		2,497		6,967		6,974

Gross profit	1,441		1,363		4,046		4,228
Operating expenses	1,173		1,023		3,221		2,995
Interest expense	9		8		30		38
Interest income	(33)		(19)		(96)		(67)

Earnings before income taxes	292		351		891		1,262
Income taxes	103		139		332		487

Net earnings	$189		$212		$559		$775

Weighted average number of shares - basic	825,359		875,086		837,719		886,608
Weighted average number of shares - diluted	832,435		881,714		844,764		912,773
Earnings per share - basic	$0.23		$0.24		$0.67		$0.87
Earnings per share - diluted	$0.23		$0.24		$0.66		$0.86
Cash dividends paid per share	$0.08	(a)	$0.045	(c)	$0.24	(a)(b)	$0.16	(c)(d)(e)

(a)	Includes a dividend of $0.08 per share declared and paid in third quarter of fiscal 2006.

(b)	Includes a dividend of $0.08 per share declared and paid in first and second quarters of fiscal 2006.

(c)	Includes a dividend of $0.045 per share declared and paid in third quarter of fiscal 2005.

(d)	Includes a dividend of $0.045 per share declared and paid in first and second quarters of fiscal 2005.

(e)	Includes a dividend of $0.02 per share declared in fourth quarter of fiscal 2004 but paid in first quarter of fiscal 2005.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
($ in millions)	October 28, 2006	October 29, 2005
Cash Flows from Operating Activities:
Net earnings	$559	$775
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	404	424
Share-based compensation	38	17
Other non-cash items	(11)	(42)
Deferred income taxes	(75)	(86)
Changes in operating assets and liabilities:
Merchandise inventory	(913)	(737)
Other assets	(10)	(90)
Accounts payable	460	130
Accrued expenses and other current liabilities	177	(45)
Income taxes payable, net	(47)	(102)
Lease incentives and other liabilities	38	84

Net cash provided by operating activities	620	328

Cash Flows from Investing Activities:
Purchase of property and equipment	(406)	(448)
Proceeds from sale of property and equipment	22	21
Purchase of short-term investments	(1,205)	(1,364)
Maturities of short-term investments	1,544	1,350
Purchase of long-term investments	—	(100)
Maturities of long-term investments	—	100
Change in restricted cash	(4)	940
Changes in lease rights and other assets	(1)	31

Net cash provided by (used for) investing activities	(50)	530

Cash Flows from Financing Activities:
Issuance of common stock (b)	96	90
Proceeds from exercise of stock options and other	13	15
Purchase of treasury stock	(771)	(1,688)
Excess tax benefit from exercise of stock options	4	—
Cash dividends paid	(201)	(141)

Net cash used for financing activities	(859)	(1,724)

Effect of exchange rate fluctuations on cash	7	(7)

Net decrease in cash and equivalents	(282)	(873)
Cash and equivalents at beginning of period	2,035	2,245

Cash and equivalents at end of period	$1,753	$1,372

Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$72
Cash paid for income taxes	$413	$657

(a)	Depreciation and amortization includes the amortization of lease incentives.

(b)	Issuance of common stock does not include the non-cash conversion of our senior convertible debt of $1.4 billion to 85 million shares of common stock in March 2005. See Note 4.

See accompanying notes to condensed consolidated financial statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of October 28, 2006, and October 29, 2005, the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, have been prepared by The Gap, Inc. (the “company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statement of income and cash flows at October 28, 2006 and October 29, 2005 and for all periods presented. The condensed consolidated balance sheet as of January 28, 2006 has been derived from our audited consolidated financial statements.

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

During the third fiscal quarter of 2005, approximately $30 million of sourcing expenses were reclassified from operating expenses to cost of goods sold and occupancy expenses. While we had been classifying the majority of sourcing expenses in cost of goods sold and occupancy expenses, some operating costs related to certain wholly owned agent offices that source our product had been classified in operating expenses. As a result, approximately $30 million of year to date sourcing expenses were reclassified at the end of the third fiscal quarter of 2005. This reclassification had no effect on net earnings.

In fiscal 2005, the company implemented a new inventory system and effective January 29, 2006 (the beginning of fiscal 2006), the company changed its inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted average cost method (“WAC”). The company determined that WAC is a preferable method because the new inventory system and method improves the overall accuracy of the company’s accounting for inventory. The change in inventory accounting method did not have a material impact on prior periods presented and, accordingly, they have not been restated as would be required by Statement of Financial Accounting Standards No. (“SFAS”) 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3.”

The results of operations for the thirteen and thirty-nine weeks ended October 28, 2006 are not necessarily indicative of the operating results that may be expected for the fifty-three week period ending February 3, 2007.

2.	COMPREHENSIVE EARNINGS

Our comprehensive earnings are comprised of net earnings, adjusted for foreign currency translation and fluctuations in fair market value of financial instruments related to foreign currency hedging activities, net of tax. Other comprehensive earnings are excluded from net earnings and reported as a separate component of shareholders’ equity.

Comprehensive earnings, net of taxes, is comprised of:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net earnings	$189	$212	$559	$775
Adjustments for foreign currency translation	—	4	25	(30)
Adjustments for fluctuations in fair market value of financial instruments, net of tax related effects	(1)	(4)	2	3

Comprehensive earnings	$188	$212	$586	$748

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2005, the FASB issued FSP 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” that provides a practical transition election related to accounting for the tax effects of share-based payment awards to employees. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based payment awards that are outstanding upon adoption of SFAS 123 (Revised 2004), “Share-Based Payment” (“123(R)”). The company is in the process of evaluating whether to adopt the provisions of FSP 123(R)-3.

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation)”. Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from net sales). We do not expect the adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, to have a material effect on our financial position, cash flows or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

4.	DEBT AND CREDIT FACILITY

As of October 28, 2006, the remaining balance of our 6.90 percent notes payable of $325 million, due September 2007, was classified as current maturities of long-term debt in our balance sheet. In addition, the remaining balance of our 8.80 percent notes payable of $138 million, due December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on certain credit rating fluctuations.

On November 17, 2006, Standard & Poor’s downgraded our senior unsecured debt rating to BB+ from BBB-. As a result of this downgrade by Standard & Poor’s, the interest rate payable on our 2008 Notes will increase by 25 basis points from 9.55 percent to 9.80 percent per annum as of December 15, 2006.

As of October 28, 2006, we had $221 million in trade letters of credit issued under our letter of credit agreements totaling $500 million. There were no drawings under our $750 million revolving credit facility at October 28, 2006.

On May 6, 2005, we entered into four separate $125 million, 3-year letter of credit agreements and four separate $100 million, 364-day letter of credit agreements for a total aggregate availability of $900 million, which collectively replaced our prior letter of credit agreements. Unlike the previous letter of credit agreements, the current letter of credit agreements are unsecured. Consequently, the $900 million of restricted cash that collateralized the prior letter of credit agreements was fully released in May 2005. As of May 5, 2006, the four $100 million 364-day letter of credit agreements expired and the total letter of credit capacity was reduced to $500 million. This reduction in the letter of credit capacity was driven by the transition to open account payment terms as well as the available capacity under our $750 million revolving credit facility to issue trade letters of credit.

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion, 5.75 percent senior convertible notes (the “Notes”) due March 15, 2009. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the Notes, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of Notes. Alternatively, note holders could elect to convert their Notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85 million shares of Gap Inc. common stock and approximately $0.5 million was paid in cash redemption.

5.	OTHER OPERATING CHARGES

We have excess facility space as of October 28, 2006 as a result of our 2001 decision to consolidate and downsize corporate facilities in our San Francisco and San Bruno campuses. We record a sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease loss charges are reflected in operating expenses in our condensed consolidated statements of income.

The following table provides the liability balances and activities of our sublease loss reserve:

($ in millions)	Thirty-Nine Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 29, 2005
Balance at beginning of period	$14	$94
Additional provision (reversals), net	2	(61)
Cash payments, net of sublease income	(4)	(17)

Balance at end of period	$12	$16

During the quarter ended July 30, 2005 we completed our assessment of available space and future office facility needs and in mid-May 2005 decided that we would occupy one of our vacant leased properties in San Francisco. As a result, the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed.

In June 2006, an Agreement of Purchase and Sale was executed with a buyer for our distribution center located in Brampton, Ontario, Canada. Upon completion of the sale in the third fiscal quarter of 2006, we recorded a gain of $3 million associated with the sale, which is included in operating expenses in the condensed consolidated statements of income.

Remaining cash expenditures associated with the headquarters facilities sublease loss reserve are expected to be paid over the various remaining lease terms through 2012. Based on our assumptions as of October 28, 2006, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $17 million for future rent.

6.	COMMON STOCK

Stock Repurchase Program

On February 23, 2006, we announced the authorization of an additional $500 million for our share repurchase program all of which has been used. On August 3, 2006, we announced the authorization of an additional $750 million for our ongoing share repurchase program. Under this authorization, shares may be repurchased over 12 months. During the third fiscal quarter of 2006, we repurchased approximately 16 million shares of our common stock at a total cost of approximately $271 million, at an average price per share of $16.86 including commissions. During the first thirty-nine weeks of 2006, we repurchased approximately 44 million shares of our common stock for a total cost of approximately $771 million, resulting in an average price per share of $17.53 including commissions.

Dividends

In February 2006, we announced our intention to increase our annual dividend per share from $0.18 to $0.32 for fiscal 2006. Pursuant to this plan, a dividend of $0.08 per share was paid in April 2006, July 2006, and October 2006. The remaining quarterly dividend is expected to be paid in January 2007.

7.	SHARE-BASED PAYMENT

Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996, and amended and restated on January 28, 2003. The Board authorized 123 million shares for issuance under the 1996 Plan, which includes shares available under the Management Incentive Restricted Stock Plan and an earlier stock option plan established in 1981, both of which were superseded by the 1996 Plan. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). On May 9, 2006, the shareholders approved an increase in the number of shares available for grant under the 2006 Plan by the sum of (a) the number of shares that remained available for grant under the 2002 Stock Option Plan (the “2002 Plan”) as of January 24, 2006, the date of board approval of the 2006 Plan, and (b) any shares that otherwise would have been returned to the 2002 Plan after January 24, 2006, on account of the expiration, cancellation, or forfeiture of awards granted thereunder. The 2006 Plan empowers the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to award compensation primarily in the form of nonqualified stock options, restricted stock, or performance units to key employees.

The 2002 Plan, formerly known as Stock Up On Success, was established on January 1, 1999. The Board originally authorized 53 million shares for issuance under the 2002 Plan, which includes shares available under an earlier stock option plan established in 1999 that was merged with the 2002 Plan. On May 9, 2006, the 2002 Plan was discontinued and only those awards then outstanding continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees.

At October 28, 2006, we had reserved 150 million shares of our common stock for the issuance of common stock under our stock award plans. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, stock options generally vest over a four-year period, with shares becoming exercisable in equal annual installments of 25 percent. Performance units generally vest over a four year period, and one share of common stock is issued for each performance unit upon vesting.

Employee Stock Purchase Plan

Prior to December 1, 2006, under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees could purchase our common stock at 85 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the six-month purchase period. After December 1, 2006, eligible U.S. employees will be able to purchase our common stock at 85 percent of the closing price on New York Stock Exchange on the last day of three-month purchase periods. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 0.9 million and 0.8 million shares issued under the plan during the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. At October 28, 2006, there were 6 million shares reserved for future issuances.

Stock Compensation

On January 26, 2006, we accelerated the vesting of all stock options with an exercise price equal to or greater than $21 per share except options held by non-employee directors and performance-based options to purchase 1 million shares granted to our Chief Executive Officer. Options to purchase approximately 15 million shares of common stock that were scheduled to vest from fiscal 2006 to 2009 were impacted by this action. Although these options became immediately exercisable, the exercise price did not change. The primary purpose of the accelerated vesting was to reduce total compensation expense after the adoption of SFAS 123(R). There was no impact to our consolidated statement of income in fiscal 2005.

On January 29, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to discounted stock options, performance units and stock option modifications. Under the modified prospective transition method, compensation cost recognized in the first thirty-nine weeks of fiscal 2006 included: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” and b) compensation cost for all share-based payments granted subsequent to January 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock awards and ESPP shares. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in SAB 107, “Share-Based Payment.” The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the awards, the expected term based on projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of income.

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

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. With the adoption of SFAS 123(R) at the beginning of our first fiscal quarter of 2006, we added “Share-Based Payment” as a critical accounting policy and estimate.

The weighted average assumptions used to value option grants are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Expected term (in years)	5.5	3.7	4.7	4.4
Expected volatility	28.7%	33.1%	29.1%	38.5%
Dividend yield	1.6%	1.0%	1.6%	0.8%
Risk-free interest rate	4.68%	4.12%	4.65%	3.99%

The weighted-average fair value of stock options granted during the thirteen weeks ended October 28, 2006 and October 29, 2005 was $5.27 and $5.36 per share, respectively. The weighted-average fair value of stock options granted during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $4.99 and $7.64 per share, respectively. The fair value of stock options that vested during the thirteen weeks ended October 28, 2006 and October 29, 2005 was $6 million and $28 million, respectively. The fair value of stock options that vested during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $36 million and $93 million, respectively.

The assumptions used to value employee stock purchase rights are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Expected term (in years)	0.5	0.5	0.5	0.5
Expected volatility	24.7%	19.3%	25.1%	21.2%
Dividend yield	1.6%	0.9%	1.6%	0.9%
Risk-free interest rate	5.06%	4.29%	4.73%	3.91%

Beginning in fiscal 2005, the Committee began granting stock awards in the form of performance units. One share of common stock is issued for each performance unit where vesting is subject to continued service by the employee (“Stock Awards”) and, in some cases, vesting is subject to the achievement of certain performance metrics (“Performance Stock Awards”).

In accordance with SFAS 123(R), we recognize the estimated compensation cost of Stock Awards, net of estimated forfeitures, and Performance Stock Awards based on the value of our traded stock price on the date of grant, with an offsetting increase to shareholder’s equity. We evaluate the probability that the Performance Stock Awards will vest at the end of each reporting period and adjust compensation cost accordingly. Prior to the adoption of SFAS 123(R), we recognized the compensation expense related to Stock Awards based on actual forfeitures. As such we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R). Because the adjustment was not material, it was recognized as a credit to operating expenses in the first quarter of fiscal 2006.

For Performance Stock Awards, we evaluate the probability that they will be granted. In addition, we revalue compensation cost at the end of each reporting period, based on the value of our traded stock price and the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. Upon achievement of the performance metrics, the stock award is granted, accounted for as a fixed equity award and valued using our traded stock price on the date of grant, and the associated liability is reclassified to shareholders’ equity.

The weighted-average fair value of Stock Awards and Performance Stock Awards granted during the thirteen weeks ended October 28, 2006 and October 29, 2005 was $17.86 and $18.73 per share, respectively. The weighted-average fair value of Stock Awards and Performance Stock Awards granted during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $17.84 and $22.02 per share, respectively. The fair value of Stock Awards that vested during the thirteen weeks ended October 28, 2006 and thirty-nine weeks ended October 29, 2006 was $1 million and $9 million, respectively. Through the third quarter of fiscal 2006 and all of fiscal 2005, no Performance Stock Awards vested.

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

Total stock-based compensation expense recognized in the condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 28, 2006 was $11 million, net of related tax effects of $6 million, and $25 million, net of related tax effects of $14 million, respectively. Total cash paid related to liability awards for the thirteen and thirty-nine weeks ended October 28, 2006 was $1 million and $3 million, respectively. At October 28, 2006, there was $58 million (before any related tax benefit) of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Total unrecognized compensation may be adjusted for future changes in estimated forfeitures. There was no share-based compensation capitalized as of or during the thirteen weeks and thirty-nine weeks ended October 28, 2006.

The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase rights during the comparable period last year.

($ in millions, except per share data)	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 29, 2005
Net earnings:
As reported	$212	$775
Add: Stock-based compensation expense included in reported net earnings, net of tax related effects	4	11
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(13)	(47)

Pro forma net earnings	$203	$739

Earnings per share:
As reported-basic	$0.24	$0.87
Pro forma-basic	0.23	0.83
As reported-diluted	0.24	0.86
Pro forma-diluted	0.23	0.82

There were no material modifications made to our outstanding stock options, Stock Awards or Performance Stock Awards in fiscal 2006.

General Stock Option Information

Under our stock option plans, nonqualified options to purchase common stock are granted to officers, directors, eligible employees and consultants at exercise prices equal to the fair market value of the stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.

The following table summarizes stock option activity for our stock option plans:

	Shares	Weighted-Average Exercise Price
Balance at January 28, 2006	75,982,500	$20.03
Granted	5,664,283	17.85
Exercised	(7,695,447)	12.46
Forfeited/Canceled/Expired	(11,415,860)	22.80

Balance at October 28, 2006	62,535,476	$20.26

The aggregate intrinsic value of options exercised during the thirteen weeks ended October 28, 2006 and October 29, 2005 was $19.3 million and $6.6 million, respectively. The aggregate intrinsic value of options exercised during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $45.5 million and $49.0 million, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at October 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at October 28, 2006	Weighted- Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares at October 28, 2006	Weighted- Average Exercise Price
$2.85 – 12.87	11,277,158	5.77	$11.73	7,275,983	$11.42
12.95 – 17.62	10,467,334	5.59	15.00	8,903,315	14.72
17.64 – 20.48	12,166,662	7.09	18.99	5,203,729	19.72
20.50 – 21.55	11,395,586	7.36	21.39	9,987,345	21.46
21.60 – 25.99	11,015,597	6.24	22.91	9,970,597	22.96
26.19 – 49.53	6,213,139	3.31	40.34	6,213,139	40.34

$2.85 – 49.53	62,535,476	6.12	$20.26	47,554,109	$21.25

The aggregate intrinsic value of options outstanding and options exercisable at October 28, 2006 was $179 million and $124 million, respectively. Options exercisable at October 28, 2006 had a weighted-average remaining contractual life of 5.61 years.

The following table summarizes unvested Stock Award and Performance Stock Award activity:

	Shares	Weighted-Average Grant-Date Fair Value Price
Balance at January 28, 2006	2,106,686	$21.65
Granted	2,750,100	17.84
Vested	(430,831)	22.07
Forfeited	(586,385)	19.92

Balance at October 28, 2006	3,839,570	$19.14

The aggregate intrinsic value of unvested Stock Awards and Performance Stock Awards at October 28, 2006 was $73 million. Stock Awards and Performance Stock Awards at October 28, 2006 had a weighted-average remaining contractual life of 3 years.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net earnings-basic ($ in millions)	$189	$212	$559	$775
Add: Interest on convertible notes ($ in millions)	—	—	—	8

Net earnings-diluted ($ in millions)	$189	$212	$559	$783

Weighted-average number of shares-basic (in thousands)	825,359	875,086	837,719	886,608

Incremental shares resulting from:
Stock options and performance units	7,076	6,628	7,045	8,821
Senior convertible notes	—	—	—	17,344

Weighted-average number of shares-diluted (in thousands)	832,435	881,714	844,764	912,773

Earnings per share-basic	$0.23	$0.24	$0.67	$0.87
Earnings per share-diluted	$0.23	$0.24	$0.66	$0.86

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 41 million and 44 million shares of common stock during the thirteen and thirty-nine weeks ended October 28, 2006, respectively. Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 47 million and 41 million shares of common stock during the thirteen and thirty-nine weeks ended October 29, 2005, respectively. The calculated amounts have been excluded because the exercise price was greater than the average market price of the company’s common stock during the period and, therefore, the effect is antidilutive.

9.	COMMITMENTS AND CONTINGENCIES

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

As a party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $74 million, of which $6 million has been cash collateralized.

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

Our Business

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for women, men and children under the Gap, Banana Republic, Old Navy and Forth & Towne brand names. We operate stores in the United States, Canada, Ireland, the United Kingdom, France and Japan, while our independent third party franchisees own and operate stores in Asia under the Gap brand name. Our U.S. customers may shop online at gap.com, bananarepublic.com, and oldnavy.com. Beginning in October 2006, we launched Piperlime.com, an online shoe store selling an assortment of third party brands for women, men and children.

Overview

The third quarter remained challenging due to weak traffic and disappointing product acceptance. Comparable store sales were negative 5 percent compared to last year, and we experienced higher operating expenses associated with investing in marketing and stores to improve performance. As a result, net earnings were 11 percent lower than third quarter last year and earnings per share was $0.23 compared to $0.24 in the third quarter of fiscal 2005.

Our cash flows continue to be strong. For the thirty-nine weeks ended October 28, 2006, we generated free cash flow of $214 million, an increase of $334 million compared to the prior year primarily driven by an increase in our accounts payable balance as a result of timing differences in our payment terms and additional accruals associated with increased marketing activities and other initiatives. For a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Financial Condition section of this Management’s Discussion and Analysis.

We continue to make progress against our strategic priorities. During the third quarter, we returned excess cash to shareholders by repurchasing approximately 16 million shares of our common stock for $271 million and declared and paid a quarterly dividend of $0.08 per share. Cash distribution to shareholders will continue to play an important role in delivering shareholder returns; however, our first priority for excess cash is investing in our business in a way that meets or exceeds our return criteria.

Even though the third quarter was challenging, we remain committed to the strategies underway to turnaround our business performance. We are focused on creating stronger product assortments, improving the store experience for our customers, and delivering marketing with compelling messages. We remain confident in our growth strategies, which we believe will create and deliver value to our shareholders over the long-term. These strategies include: extending our existing lifestyle brands and creating new brands, growing brands internationally, becoming the best online apparel retailer, and leveraging our scale and operating discipline to yield superior shareholder returns. Examples of these growth initiatives in the third quarter of fiscal 2006 are:

•	we launched Piperlime, our online shoe store;

•	we rolled-out in the U.S. our partnership with (PRODUCT) RED, an organization that is dedicated to fighting AIDS in Africa;

•	we opened our first franchised stores in Singapore and Malaysia under the Gap brand name;

•	we entered into agreements with independent third parties to operate additional stores under the Gap and Banana Republic brand names in Indonesia.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) the impact of new accounting pronouncements; (ii) the amount of future lease payments net of sublease income; (iii) the timing and amount of dividends in fiscal 2006; (iii) expected stock price volatility; (iv) the impact of losses under contractual indemnifications; (v) the impact of various proceedings, lawsuits, disputes and claims; (vi) confidence in our growth strategies; (vii) interest expense for fiscal 2006; (viii) effective tax rate for fiscal 2006; (ix) free cash flow in fiscal 2006; (x) minimum net cash provided by operating activities in fiscal 2006; (xi) year over year change in inventory per square foot at the end of the fourth quarter of fiscal 2006; (xii) capital expenditures (net purchases of property and equipment) in fiscal 2006; (xiii) number of new store openings and store closings in fiscal 2006; (xiv) net square footage change in fiscal 2006; (xv) funding of capital expenditures in fiscal 2006; (xvi) dividend policy and increases in future periods; (xvii) maximum exposure and cash collateralized balance for reinsurance pool in future periods, and (xviii) the impact of changes in our rating by credit rating agencies.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that subsequent events may occur that require adjustments to our unaudited financial statements; the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the U.S. and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs and structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 30, 2006 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that you read this document in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

RESULTS OF OPERATIONS

Business in the third quarter continued to be challenging and we experienced a decrease in sales at Gap and Old Navy brands, offset by an increase in sales at Banana Republic and online for overall flat sales compared to the third quarter of last year. Our operating expenses were higher than last year as we invested in marketing and store-related activities to improve performance and continued to invest in our growth initiatives. For the thirteen weeks ended October 28, 2006, net earnings decreased 11 percent to $189 million or $0.23 per diluted share, compared to net earnings of $212 million or $0.24 per diluted share for the thirteen weeks ended October 29, 2005. For the thirty-nine weeks ended October 28, 2006, net earnings decreased 28 percent to $559 million or $0.66 per diluted share, compared to net earnings of $775 million or $0.86 per diluted share for the thirty-nine weeks ended October 29, 2005.

Net Sales

Net sales consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. The following tables disclose net sales by brand, region and channel for the thirteen and thirty-nine weeks ended October 28, 2006 and October 29, 2005:

Thirteen Weeks Ended October 28, 2006 Net Sales ($ in millions)		Gap	Old Navy	Banana Republic	Other (3)	Total
North America (1)	Stores	$1,215	$1,556	$563	$5	$3,339
	Direct (Online)	67	88	27	—	182
Europe	Stores	187	—	—	—	187
Asia	Stores	121	—	17	—	138
Other Regions (2)		—	—	—	10	10

Total		$1,590	$1,644	$607	$15	$3,856

Net Sales Growth (Decline)		(4%)	—	12%	67%	—

Thirteen Weeks Ended October 29, 2005 Net Sales ($ in millions)		Gap	Old Navy	Banana Republic	Other (3)	Total
North America (1)	Stores	$1,297	$1,586	$517	$2	$3,402
	Direct (Online)	52	62	20	—	134
Europe	Stores	183	—	—	—	183
Asia	Stores	128	—	6	—	134
Other Regions (2)		—	—	—	7	7

Total		$1,660	$1,648	$543	$9	$3,860

Net Sales Growth (Decline)		(6%)	(1%)	1%	—	(3%)

Thirty-Nine Weeks Ended October 28, 2006 Net Sales ($ in millions)		Gap	Old Navy	Banana Republic	Other (3)	Total
North America (1)	Stores	$3,387	$4,566	$1,603	$10	$9,566
	Direct (Online)	173	229	76	1	479
Europe	Stores	525	—	—	—	525
Asia	Stores	384	—	41	—	425
Other Regions (2)		—	—	—	18	18

Total		$4,469	$4,795	$1,720	$29	$11,013

Net Sales Growth (Decline)		(6%)	(1%)	8%	93%	(2%)

Thirty-Nine Weeks Ended October 29, 2005 Net Sales ($ in millions)		Gap	Old Navy	Banana Republic	Other (3)	Total
North America (1)	Stores	$3,616	$4,656	$1,526	$2	$9,800
	Direct (Online)	147	177	55	—	379
Europe	Stores	578	—	—	—	578
Asia	Stores	426	—	6	—	432
Other Regions (2)		—	—	—	13	13

Total		$4,767	$4,833	$1,587	$15	$11,202

Net Sales Growth (Decline)		(5%)	2%	1%	—	(1%)

(1)	North America includes the United States, Canada and Puerto Rico.

(2)	Other Regions includes our International Sales Program and our franchise business beginning September 2006.

(3)	Other includes Forth & Towne beginning August 2005, Business Direct, International Sales Program, franchise business beginning September 2006, and Piperlime.com beginning October 2006.

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

A store is considered non-comparable (“Non-comp”) when, in general, the store has no comparable prior year sales. For example, a store that has been open for less than one year, a store that has changed its square footage by 15 percent or more within the past year, or a store that has been permanently repositioned within the past year is considered Non-comp. Non-store sales such as online operations are also considered Non-comp.

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

Thirteen Weeks Ended October 28, 2006 Increase (decrease) ($ in millions)	Gap (2)	Old Navy	Banana Republic (2)	Other (3)	Total
2005 Net Sales	$1,660	$1,648	$543	$9	$3,860
Comparable store sales	(81)	(110)	12	—	(179)
Noncomparable store sales	(13)	73	44	6	110
Direct (Online)	15	26	7	—	48
Foreign exchange (1)	9	7	1	—	17

2006 Net Sales	$1,590	$1,644	$607	$15	$3,856

Thirty-Nine Weeks Ended October 28, 2006 Increase (decrease) ($ in millions)	Gap (2)	Old Navy	Banana Republic (2)	Other (3)	Total
2005 Net Sales	$4,767	$4,833	$1,587	$15	$11,202
Comparable store sales	(242)	(354)	(15)	—	(611)
Noncomparable store sales	(75)	241	124	13	303
Direct (Online)	26	52	20	1	99
Foreign exchange (1)	(7)	23	4	—	20

2006 Net Sales	$4,469	$4,795	$1,720	$29	$11,013

(1)	Foreign exchange is the translation impact of current year sales at current year exchange rates versus current year sales at prior year exchange rates.

(2)	Includes International stores.

(3)	Other includes Forth & Towne beginning August 2005, franchise business beginning September 2006, and Piperlime.com beginning in October 2006.

Our third quarter 2006 sales of $3.9 billion were flat compared to third quarter 2005 sales of $3.9 billion and our comparable store sales declined 5 percent compared to last year. Sales productivity in the third quarter of fiscal 2006 decreased to $95 per average square foot compared with $99 per average square foot in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, we closed 13 under-performing stores, and opened 85 new stores.

Comparable store sales percentage change by brand for the third quarter 2006 over 2005 were as follows:

•	Gap North America reported negative 7 percent in 2006 versus negative 4 percent in 2005

•	Old Navy North America reported negative 7 percent in 2006 versus negative 8 percent in 2005

•	Banana Republic North America reported positive 3 percent in 2006 versus negative 7 percent in 2005

•	International reported negative 6 percent in 2006 versus negative 10 percent in 2005

Our first thirty-nine weeks of 2006 sales of $11.0 billion declined 2 percent, compared to the first thirty-nine weeks of 2005 sales of $11.2 billion. Our comparable store sales declined 7 percent, primarily driven by traffic deterioration at Gap and Old Navy brands. Sales productivity decreased to $275 per average square foot in the first thirty-nine weeks of fiscal 2006 compared with $291 per average square foot in the first thirty-nine weeks of fiscal 2005.

Comparable store sales percentage change by brand for the first thirty-nine weeks of 2006 over 2005 were as follows:

•	Gap North America reported negative 7 percent in 2006 versus negative 4 percent in 2005

•	Old Navy North America reported negative 8 percent in 2006 versus negative 5 percent in 2005

•	Banana Republic North America reported negative 1 percent in 2006 versus negative 5 percent in 2005

•	International reported negative 9 percent in 2006 versus negative 5 percent in 2005

Store count and square footage were as follows:

	October 28, 2006		October 29, 2005
	Number of Store Locations	Square Feet (in millions)	Number of Store Locations	Square Feet (in millions)
Gap North America	1,338	12.7	1,402	13.1
Gap Europe	167	1.5	165	1.5
Gap Asia	102	1.0	88	0.9
Old Navy North America	1,008	19.2	958	18.4
Banana Republic North America	514	4.4	495	4.1
Banana Republic Japan	13	0.1	4	0.1
Forth & Towne	15	0.2	5	0.1

Total	3,157	39.1	3,117	38.2

Increase over Prior Period	1%	2%	2%	3%

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

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Cost of Goods Sold and Occupancy Expenses	$2,415	$2,497	$6,967	$6,974	62.6%	64.7%	63.3%	62.3%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.1 percentage points during the third quarter of fiscal 2006 and increased 1.0 percentage point during the first thirty-nine weeks of 2006, compared to the same periods last year. The increase in gross margin in the third quarter of fiscal 2006 compared to fiscal 2005 was driven by increased sales of regular-priced products at Gap and Banana Republic brands. Rent, occupancy and depreciation expense as a percentage of sales was flat during the third quarter and the first thirty-nine weeks of fiscal 2006, compared to the same periods last year.

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

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Operating Expenses	$1,173	$1,023	$3,221	$2,995	30.4%	26.5%	29.2%	26.7%

Operating expenses increased $150 million during the third quarter of fiscal 2006 and increased $226 million during the first thirty-nine weeks of 2006, compared to the same periods last year. Our operating expenses were higher than last year driven by increased marketing and store-related activities to improve performance, continued investment in our growth initiatives, and the effect of the sublease loss reserve reversal of $58 million in the second quarter of fiscal 2005 as a result of the decision to occupy certain headquarter facilities in San Francisco. The increases were partially offset by $14 million in income recognized in the second quarter of fiscal 2006 relating to the Visa/MasterCard litigation settlement, and $31 million relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards in the second quarter of fiscal 2006. See the Critical Accounting Policies and Estimates section of this Management’s Discussion and Analysis for further information related to unredeemed gift card income.

Operating margin was 7.0 percent and 8.8 percent for the third quarters of fiscal 2006 and 2005, respectively, and 7.5 percent and 11.0 percent for the first thirty-nine weeks of fiscal 2006 and 2005, respectively.

Interest Expense

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Interest Expense	$9	$8	$30	$38	0.2%	0.2%	0.3%	0.3%

The decrease in interest expense of $8 million during the first thirty-nine weeks of fiscal 2006 compared with fiscal 2005 was primarily due to the lower debt level as a result of our March 2005 redemption of the convertible notes.

For fiscal 2006, we expect interest expense to be about $40 million.

Interest Income

					Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Interest Income	$33	$19	$96	$67	0.9%	0.5%	0.9%	0.6%

The increase of $14 million in interest income during the third quarter of fiscal 2006 over fiscal 2005 and the increase of $29 million in interest income during the first thirty-nine weeks of fiscal 2006 over fiscal 2005 was primarily due to rising interest rates, which resulted in higher yields on our investments.

Income Taxes

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ in millions)	Oct. 28, 2006	Oct. 29, 2005	Oct. 28, 2006	Oct. 29, 2005
Income Taxes	$103	$139	$332	$487
Effective Tax Rate	35.4%	39.5%	37.3%	38.6%

The decrease in the effective tax rate during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily reflects an adjustment related to a favorable tax treaty resolution that was originally recorded in January of fiscal 2005.

We currently expect the fiscal 2006 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

FINANCIAL CONDITION

Liquidity

The following sets forth certain measures of our liquidity:

	Oct. 28, 2006	Jan. 28, 2006	Oct. 29, 2005
Working capital ($ in millions) (a)	$2,690	$3,297	$3,191
Current ratio (a)	1.93:1	2.70:1	2.43:1

(a)	Our working capital and current ratio calculations include restricted cash.

Working capital and current ratio as of October 28, 2006 decreased compared to January 28, 2006 due primarily to lower cash balances, higher accounts payable as a result of timing differences in our payment terms, additional accruals associated with increased marketing activities and other initiatives, and the reclassification of the current portion of our long-term debt to current liabilities, offset by higher inventory as a result of the seasonal nature of our business. Working capital and current ratio as of October 28, 2006 decreased compared to October 29, 2005 due primarily to higher accounts payable and the reclassification of the current portion of our long-term debt to current liabilities.

Free Cash Flow

Free cash flow is a non-GAAP measure. We believe free cash flow is an important metric, as it represents a measure of how much cash is available after the deduction of capital expenditures, as we require regular capital expenditures to build and maintain stores and purchase new equipment to keep the business growing. We use this metric internally, as we believe our sustained ability to increase free cash flow is an important driver of value creation.

The following table reconciles free cash flow, a non-GAAP measure, to a GAAP financial measure.

($ in millions)	Thirty-Nine Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 29, 2005
Net cash provided by operating activities	$620	$328
Net cash provided by (used for) investing activities	(50)	530
Net cash used for financing activities	(859)	(1,724)
Effect of exchange rate fluctuations on cash	7	(7)

Net decrease in cash and equivalents	$(282)	$(873)

Net cash provided by operating activities	$620	$328
Less: Net purchases of property and equipment	(406)	(448)

Free cash flow	$214	$(120)

The following table sets forth our projected minimum fiscal 2006 free cash flow components to accomplish our target to generate free cash flow of at least $800 million:

($ in millions)	Projected Fifty-Three Weeks Ending Feb. 3, 2007
Projected minimum net cash provided by operating activities	$1,425
Less: Projected net purchases of property and equipment	(625)

Projected minimum free cash flow	$800

Cash Flows from Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended October 28, 2006 was $620 million, an increase of $292 million compared with the same period in the prior year. This increase was mainly due to increases in accrued expenses and accounts payable offset by an increase in merchandise inventory and a decrease in net earnings.

Inventory per square foot at October 28, 2006 was $64, flat compared to the prior year. We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

We will continue to focus on inventory productivity. The percent increase in inventory per square foot at the end of the fourth quarter is still expected to be in the low-single digits, compared with an 11 percent decrease last year.

Cash Flows from Investing Activities

Net cash used for investing activities for the thirty-nine weeks ended October 28, 2006 was $50 million compared to net cash provided by investing activities of $530 million in the prior year. The decrease was driven by release of restricted cash as a result of the amendment to our letter of credit agreement in fiscal 2005. This was partially offset by $339 million of cash provided by net maturities of investments in the first thirty-nine weeks of fiscal 2006 compared to net purchases of $14 million in the first thirty-nine weeks of fiscal 2005.

During the first thirty-nine weeks of fiscal 2006, capital expenditures totaled $406 million. The majority of these expenditures were used for 160 new store locations, store remodels and information technology. Capital expenditures during the first thirty-nine weeks of fiscal 2005 were $448 million primarily for 180 new store locations, store remodels and information technology.

For fiscal 2006, we expect capital expenditures to be about $625 million. We expect to open about 190 new store locations and to close about 125 store locations. As a result, we expect net square footage to increase between 2 and 3 percent for the full fiscal 2006 year. We expect to fund these capital expenditures with cash flows from operations and available cash.

Cash Flows from Financing Activities

During the first thirty-nine weeks of fiscal 2006, cash flows used for financing activities decreased $865 million compared to the first thirty-nine weeks of fiscal 2005 driven primarily by the decrease in cash used for share repurchases. During the first thirty-nine weeks of fiscal 2006, we utilized $771 million to repurchase common stock under our share repurchase program and reissued $13 million of treasury stock, mainly under our employee stock purchase program, as compared to the first thirty-nine weeks of fiscal 2005, where we utilized $1.7 billion to repurchase common stock under our share repurchase program and reissued $13 million of treasury stock.

The increase in cash dividends paid reflects the declaration and accelerated payment schedule of our fiscal 2006 first, second, and third quarter dividends at the increased $0.08 per share amount compared to $0.045 per share in each quarter in fiscal 2005.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of financial factors, including sustainability, financial flexibility, operating performance and capital resources.

We announced our intent to increase our dividends, which had been $0.18 per share for fiscal 2005, to $0.32 per share for fiscal 2006, starting with the dividend approved by the Board of Directors in March 2006. While we intend to increase dividends over time at a rate greater than our growth in net earnings, we will balance future increases with the corresponding cash requirements of growing our business.

Stock Repurchase Program

On February 23, 2006, we announced the authorization of an additional $500 million for our share repurchase program all of which has been used. On August 3, 2006, we announced the authorization of an additional $750 million for our ongoing share repurchase program. Under this authorization, shares may be repurchased over 12 months. During the third quarter of 2006, we repurchased approximately 16 million shares of our common stock at a total cost of approximately $271 million, at an average price per share of $16.86 including commissions. During the first thirty-nine weeks of 2006, we repurchased approximately 44 million shares of our common stock at a total cost of approximately $771 million, at an average price per share of $17.53 including commissions.

Debt and Credit Facility

During the third fiscal quarter ended October 28, 2006, $325 million of our 6.90 percent note payable, due September 2007, was classified to current maturities of long-term debt. Our 8.80 percent note payable due December 2008 (“2008 Notes”), with a balance outstanding of $138 million as of October 28, 2006, has an interest rate that is subject to adjustment if our credit rating is upgraded or downgraded by certain credit rating agencies.

On November 17, 2006, Standard & Poor’s downgraded our senior unsecured debt rating to BB+ from BBB-. As a result of this downgrade by Standard & Poor’s, the interest rate payable on our 2008 Notes will increase by 25 basis points from 9.55 percent to 9.80 percent per annum as of December 15, 2006. Our access to the capital markets and interest expense on future financings is dependent on our senior unsecured debt rating. We do not expect this downgrade to have a material impact on our financial statements.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the condensed consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to the transfer. As of October 28, 2006, we had $221 million in trade letters of credit issued under our letter of credit agreements totaling $500 million and there were no drawings under our $750 million revolving credit facility.

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

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion, 5.75 percent senior convertible notes (the “Notes”) due March 15, 2009. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the Notes, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of Notes. Alternatively, note holders could elect to convert their Notes into approximately 62.03 shares of Gap Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85 million shares of Gap Inc. common stock and approximately $0.5 million was paid in cash redemption.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at October 28, 2006, January 28, 2006, and October 29, 2005. As of October 28, 2006, we have standby letters of credits, surety bonds and bank guarantees amounting to $52 million (of which $43 million was issued under the revolving credit facility lines), $53 million and $3 million, respectively.

As a party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $74 million, of which $6 million has already been cash collateralized as of October 28, 2006. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 28, 2006, other than unredeemed gift card income, share-based payment and inventory valuation described below.

Unredeemed Gift Card Income

Sales of gift cards are recorded as a liability on the balance sheet. As the gift cards are redeemed for merchandise, we record revenue. Over time, some portion of the gift cards issued is not redeemed. Beginning with the second quarter of 2006, we changed our estimate of the elapsed time for recording income associated with unredeemed gift cards to three years from our prior estimate of five years. During the second quarter of 2006, we completed an analysis of our historical gift card redemption patterns. Based on this analysis, we concluded that three years after the gift card is issued, we can determine the portion of the liability where redemption is remote. In the second quarter of fiscal 2006, this change in estimate resulted in income recognition of approximately $31 million before tax in other income and is included in operating expenses.

Share-Based Payment

With the adoption of SFAS 123(R) at the beginning of our first fiscal quarter of 2006, we added “Share-Based Payment” as a critical accounting policy and estimate.

We account for share-based payments in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of share-based payments and, consequently, the related amount recognized on the consolidated statements of income.

In the second quarter of fiscal 2006, we proactively reviewed our stock option granting practices over the 10-year period ended June 2006, given the heightened scrutiny regarding this topic. We concluded that the compensation expense recorded in our historical financial statements was materially correct. Specifically, we identified no backdating in connection with the grants of stock options to Vice Presidents and above. We found some errors relating to the dating of stock option grants to certain lower-level employees as well as some calculation errors. We finalized our review and recorded $4.5 million of additional compensation expense in the third quarter of fiscal 2006 related to historical stock option accounting.

Inventory Valuation

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to the condensed consolidated financial statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. The principal currencies hedged during the third quarter of 2006 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes.

We hedge the net assets of certain international subsidiaries to offset the foreign exchange translation related to our investments in these subsidiaries. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings within shareholders’ equity to offset the foreign currency translation adjustments on the investments.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the condensed consolidated balance sheets at their issuance amount, net of unamortized discount. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of October 28, 2006.

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

Our market risk profile as of October 28, 2006 has not significantly changed since January 28, 2006. Our market risk profile on January 28, 2006 is disclosed in our 2005 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of October 28, 2006.

Changes in Internal Control Over Financial Reporting

During our third fiscal quarter of 2006, there were no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 28, 2006, by Gap Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (July 30 - August 26)	6,885,900	$16.69	6,885,900	$635 million
Month #2 (August 27 - September 30)	8,877,540	$16.90	8,877,540	$485 million
Month #3 (October 1 - October 28)	305,400	$19.33	305,400	$479 million

Total	16,068,840	$16.86	16,068,840

(1)	On January 24, 2006, the Board of Directors approved an additional $500 million for our share repurchase program, which we announced on February 23, 2006. The authority with respect to that authorization expires on January 24, 2008.

(2)	On July 18, 2006, the Board of Directors approved an additional $750 million for our share repurchase program, which we announced on August 3, 2006. The authority with respect to that authorization expires on August 1, 2007.

ITEM 6.	EXHIBITS

Exhibit Index
(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: December 1, 2006	By	/s/ PAUL S. PRESSLER
Paul S. Pressler
President and Chief Executive Officer

Date: December 1, 2006	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.