Form 10-K
period 2007-02-03
GAP INC
filed 2007-04-02
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 3, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2006 was approximately $10.6 billion based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s common stock outstanding as of March 26, 2007 was 815,646,737.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2007 (hereinafter referred to as the “2007 Proxy Statement”) are incorporated into Part III.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) our plan to continue our investments in advertising and marketing; (ii) our plans to expand internationally through franchising and similar arrangements; (iii) the expected payments and the expected benefits, including cost savings, resulting from our services agreement with IBM; (iv) our commitment to returning excess cash to our stockholders and maintaining sufficient cash to support the needs of our business and withstand business volatility; (v) the timing and expenses related to the conversion of Old Navy Outlet stores into Old Navy stores, the Forth & Towne closure, and the closure of a distribution facility in Kentucky; (vi) interest expense for fiscal 2007; (vii) effective tax rate for fiscal 2007; (viii) year-over-year change in inventory per square foot at the end of the first and second quarters of fiscal year 2007; (ix) capital expenditures (net purchases of property and equipment) in fiscal 2007; (x) number of new store openings and store closings in fiscal 2007; (xi) net square footage change in fiscal 2007; (xii) net cash provided by operating activities in fiscal 2007; (xiii) free cash flow in fiscal 2007; (xiv) the amount of cash and investments available in the future; (xv) dividend policy for future periods; (xvi) the impact of changes in our rating by credit rating agencies; (xvii) maximum exposure and cash collateralized balance for reinsurance pool in future periods; (xviii) the impact of new accounting pronouncements; (xix) future lease payments and sublease income; (xx) the assumptions used to value share-based compensation expense; and (xxi) the impact of proceedings, lawsuits, disputes and claims.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 30, 2007 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.

2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

General

The Gap, Inc. (the “company,” “we” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

We are a global specialty retailer operating retail and outlet stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Old Navy, Banana Republic, Piperlime, and Forth & Towne brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap or Gap and Banana Republic stores in Singapore, Malaysia, United Arab Emirates, Kuwait, Qatar, Bahrain, Oman, Indonesia, and Korea. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers may shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

We design virtually all of our products, which are manufactured by independent sources, and sell them under our brands:

Gap. Founded in 1969, Gap stores offer extensive selections of classically styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories, personal care products for men and women, ages teen through adult, and maternity apparel. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children, ages newborn through pre-teen. We launched GapBody in 1998 offering women’s underwear, sleepwear, loungewear, yoga gear, and personal care products. We also operate Gap Outlet stores, which carry a similar line of products.

Old Navy. We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants as well as other items, including personal care products, in an innovative, exciting shopping environment. Old Navy also offers a line of maternity and plus sizes.

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

Forth & Towne. We opened the first stores of Forth & Towne in August 2005, targeting women over the age of 35, to offer customers smart, fashionable clothing and accessories tailored to a range of lifestyles. On February 26, 2007, we announced that, following a thorough assessment, we have decided not to move forward with a full roll-out of Forth & Towne. While we were encouraged by the initial performance of Forth & Towne, a thorough analysis revealed that the concept was not demonstrating enough potential to deliver an acceptable long-term return on investment. We expect to close all 19 Forth & Towne stores located in 10 U.S. markets by the end of June 2007.

We also offer products that are designed and manufactured by third parties in our new online shoe store:

Piperlime. We launched Piperlime in October 2006. Piperlime offers customers an assortment of the leading brands in footwear for women, men and kids, as well as tips, trends and advice from leading style authorities.

As of February 3, 2007, we operated a total of 3,131 store locations. For more information on the number of stores by brand and region, see the table in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7 of this form.

We established Gap Online, a web-based store located at www.gap.com, in 1997. Products comparable to those carried in Gap, GapKids and babyGap stores can be purchased online. Banana Republic introduced Banana Republic Online, a web-based store located at www.bananarepublic.com, in 1999, which offers products comparable to those carried in the store collections. In 2000, we established Old Navy Online, a web-based store located at www.oldnavy.com. Old Navy Online also offers apparel and accessories comparable to those carried in the store collections. Our online businesses are offered to complement our store experience and are intended to strengthen our relationship with our customers. In October 2006, we launched Piperlime, our online shoe shop, located at www.piperlime.com.

Certain financial information about international operations is set forth under the heading “Segment Information” in Note 13 of Notes to Consolidated Financial Statements.

Store Operations

Our stores offer a shopper-friendly environment with an assortment of casual apparel and accessories that emphasize style, quality and good value. The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store.

Our stores generally are open seven days per week (where permitted by law) and most holidays. All sales are tendered for cash, personal checks, debit cards, or credit cards, including Gap, Banana Republic and Old Navy private label credit cards which are issued by a third party. We also issue and redeem gift cards through our brands.

Gap, Banana Republic, and Old Navy each has a private label credit card program through which frequent customers receive benefits.

Merchandise Vendors

We purchase merchandise on average from approximately 780 vendors with facilities in approximately 56 countries. No vendor accounted for more than 4% of the dollar amount of our fiscal 2006 purchases. Of our merchandise sold during fiscal 2006, approximately 2% of all units (representing approximately 2% of total cost) was produced domestically while the remaining 98% of all units (representing approximately 98% of total cost) was made outside the United States. Approximately 20% of our total merchandise units (representing approximately 20% of total cost) was made in China, with the remainder coming from more than 50 other countries. Any event causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the section entitled “Risk Factors—Trade matters and IT system changes may disrupt our supply chain” below in Item 1A.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about 13 weeks during the Back-to-School (August) and Holiday (November through December) periods. During fiscal 2006, these periods accounted for approximately 31% of our net sales.

Brand Building

Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime, all aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. We continue to invest in our brands and enhance the customer experience through the expansion and remodeling of existing stores, the closure of under-performing stores, and a focus on customer service.

Advertising

We place print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and magazine categories such as lifestyle and fashion. Our ads also appear in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and billboards, and indoor venues, such as in-mall kiosks. In addition, we advertise online. We run TV ads for Gap and Old Navy, and radio ads for Old Navy. We plan to continue our investments in advertising and marketing in fiscal 2007. There can be no assurances that these investments will result in increased sales or profitability.

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy, Forth & Towne, and Piperlime trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising

We have franchise agreements with unaffiliated franchisees to operate Gap or Gap and Banana Republic stores in Singapore, Malaysia, United Arab Emirates, Kuwait, Qatar, Bahrain, Oman, Indonesia, and Korea. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. While we expect that this will be a small part of our business in the near future, we plan to continue to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to expand internationally. For additional information on risks related to our franchise business, see the section entitled “Risk Factors—Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands” below in Item 1A.

Inventory

The cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up our inventory levels. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. Because we do not carry much replenishment inventory in our stores, much of our inventory is maintained in distribution centers. Also see the section entitled “Risk Factors—We must successfully gauge fashion trends and changing consumer preferences to succeed” below in Item 1A.

Competitors

The global specialty apparel industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We are also faced with competition in European, Japanese and Canadian markets from established regional and national chains. Also see the section entitled “Risk Factors—Our business is highly competitive and depends on consumer spending patterns” below in Item 1A.

Employees

As of February 3, 2007, we had a work force of approximately 154,000 employees, which includes a combination of part and full-time employees. We hire temporary employees primarily during the peak Back-to-School and Holiday seasons.

To remain competitive in the apparel retail industry we must attract, develop and retain skilled employees, including executives. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—We must successfully gauge fashion trends and changing consumer preferences to succeed” below in Item 1A.

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

Our Code of Business Conduct, Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, Governance, Nominating and Social Responsibility Committees), and Corporate Governance Guidelines are also available on our website. The Code of Business Conduct can be found at www.gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website. The Committee Charters and Governance Guidelines can be found on our website under “Investors, Governance.” All of these documents are also available in print to any stockholder who requests them.

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position and Principal Occupation During Past Five Years:

Donald Fisher, 78, Founder; Chairman Emeritus since 2004; Chairman of the Company from 1969 to 2004; Chief Executive Officer of the Company from 1969 to 1995.

Robert Fisher, 52, Interim President and Chief Executive Officer since January 2007; Chairman since 2004; Executive Vice President and President of Gap North America from February 1998 to November 2000; Chief Operating Officer from March 1997 to February 1998.

Marka Hansen, 52, President, Gap North America since February 2007; President of Banana Republic from June 2003 to February 2007; EVP of Gap Adult Merchandising from February 2002 until June 2003; SVP of Human Resources from March 2000 until February 2002; SVP of Merchandising, International Division from April 1995 to March 2000, VP of Merchandising from April 1990 to April 1995.

Art Peck, 51, Executive Vice President, Corporate Strategy and Business Development since May 2005; Senior Vice President of The Boston Consulting Group, an international strategy and general management consulting firm, from 1982 to May 2005; Director of The Boston Consulting Group from 1988 to 2005.

Byron Pollitt, 55, Executive Vice President and Chief Financial Officer since January 2003; Executive Vice President and Chief Financial Officer of Walt Disney Parks and Resorts from 1999 to 2003.

Dawn Robertson, 51, President, Old Navy since November 2006; Managing Director of Myer Department Stores, Australia’s leading department store, from 2002 to 2006; President and Chief Merchandising Officer of Federated Direct, a division of Federated Department Stores, from 2000 to 2002.

Eva Sage-Gavin, 48, Executive Vice President Human Resources since March 2003; Senior Vice President Human Resources of Sun Microsystems, Inc. from 2000 to 2003.

Lauri Shanahan, 44, Executive Vice President, Chief Legal and Administrative Officer, Chief Compliance Officer and Corporate Secretary since December 2006; Executive Vice President, Chief Compliance Officer, General Counsel and Corporate Secretary from May 2005 to December 2006; Executive Vice President, General Counsel and Corporate Secretary from December 2004 until May 2005; Senior Vice President, General Counsel and Corporate Secretary from 2001 to 2004.

Item 1A.	Risk Factors

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

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets, as well as effectively managing the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

We experience fluctuations in our comparable store sales and margins.

Our success depends, in part, upon our ability to continue to further improve sales, as well as both gross margins and operating margins. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis, and we expect that they will continue to fluctuate in the future. For example, over the past three years, our quarterly comparable store sales have ranged from an increase of 7% in the first fiscal quarter of fiscal 2004 to a decrease of 9% in the first fiscal quarter of 2006. Our comparable store sales in fiscal 2006 decreased 7% from fiscal 2005. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Over the past five years our reported gross margins have ranged from a low of 34% in fiscal 2002 to 38% in fiscal 2003 to a high of 39% in fiscal 2004. In addition, over the past five years our reported operating margins have ranged from a low of 7% in fiscal 2002 to a high of 12% in fiscal 2004.

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

In November 2001, we issued $500 million aggregate principal amount of debt securities at an original annual interest rate of 8.80%, due December 15, 2008 (the “Notes”), of which only $138 million remained outstanding as of February 3, 2007. The interest rate payable on the Notes is subject to adjustment from time to time if either Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Service (“Standard & Poor’s”) reduces the rating ascribed to the Notes below Baa2, in the case of Moody’s, or below BBB+, in the case of Standard & Poor’s. The interest rate on the Notes increases by 0.25% for each rating category downgrade by either rating agency. In addition, if Moody’s or Standard & Poor’s subsequently increases the rating ascribed to the Notes, the ongoing interest rate then payable on the Notes decreases by 0.25% for each rating category upgrade by either rating agency up to Baa2, in the case of Moody’s, or BBB+, in the case of Standard & Poor’s. In no event will the interest rate be reduced below the original interest rate payable on the Notes. As a result of changes to our long-term credit ratings, the interest rate payable by us on the Notes has varied from 8.80% to 10.55% per annum. The interest rate on the Notes as of January 29, 2006 was 9.55%. On November 17, 2006, Standard & Poor’s downgraded our long term credit rating to BB+ which increased the interest rate payable on the Notes to 9.80% effective as of December 15, 2006. On February 5, 2007, Moody’s downgraded our long term credit rating to Ba1 which will increase the interest rate payable on the Notes to 10.05% effective as of June 15, 2007. Given our current credit ratings, we do not have meaningful access to the commercial paper market. Any future reduction in our long-term senior unsecured credit rating could result in reduced access to the capital markets and higher interest costs on future financings.

For further information on our credit rating including outlook see the section entitled “Debt and Credit Facility” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included as Part II, Item 7.

Trade matters and IT systems changes may disrupt our supply chain.

We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. Although the quota system established by the Agreement on Textiles and Clothing was completely phased out for World Trade Organization countries effective January 1, 2005, there can be no assurances that restrictions will not be reestablished for certain categories in specific countries. We are unable to determine the impact of the changes to the quota system on our global sourcing operations, including China and Vietnam. Our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Our success depends, in large part, on our ability to source and distribute merchandise efficiently. We continue to evaluate and are currently implementing modifications and upgrades to our information technology systems supporting the product pipeline, including merchandise planning and inventory management. Modifications involve replacing legacy systems with successor systems or making changes to legacy systems. We are aware of inherent risks associated with replacing and changing these core systems, including accurately capturing data and possibly encountering supply chain disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying such replacement technologies. We have completed implementation of the Perpetual and Financial inventory system and have launched an initiative to replace our merchandise planning system, which will be rolled out in a phased approach over a two- to three-year period, starting in 2007. Although we are on track with the replacement of our systems, there can be no assurances that we will successfully launch these new systems as planned or that they will occur without supply chain or other disruptions. Supply chain disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We are implementing certain other changes to our IT systems that may disrupt operations.

In addition to modifying and replacing our systems related to merchandise planning and inventory management, we continue to evaluate and implement upgrades to our information technology systems for point of sales (cash registers), real estate, finance and human resources. Upgrades involve replacing legacy systems with current and industry-accepted successor systems, making changes to legacy systems or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as ensuring appropriate commercial contracts with third-party vendors supplying such replacement technologies are in place. The launch of these successor systems will take place in a phased approach over an approximate five to six year period that began in 2002. In 2004 we completed installation of our new point of sales system in all of our domestic stores, implemented our global financial systems, and replaced our lease management systems. In 2005 we introduced a new online platform, completed implementation of our perpetual and financial inventory system and implemented a new human resources/payroll system. In late fiscal 2005, we entered into an agreement with International Business Machines Corporation (also see the following paragraph entitled “Our IT services agreement with IBM could cause disruptions in our operations and an adverse effect on our financial results”). Although we are on track with replacement of our systems, there can be no assurances that we will successfully launch the remaining systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

Our IT services agreement with IBM could cause disruptions in our operations and an adverse effect on our financial results.

In January 2006, we entered into a non-exclusive services agreement with International Business Machines Corporation (“IBM”) under which IBM operates certain significant aspects of our information technology infrastructure that historically were operated by us, including technology services supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery services. We started transitioning these services to IBM in March 2006 and completed the transition in late July 2006. In the period immediately following the completion of transition we experienced some delayed response to normal technology operation issues. As a result, process and procedural changes were made, which resulted in stable technology operations environment and no disruption during the peak holiday period, but there is no guarantee that we will not experience additional disruptions in the future as a result of this transition. Under this agreement, we expect to continue to enhance the capabilities of and level of service realized from our technology infrastructure, while reducing the costs associated with these functions over time. However, our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include the risk that IBM will not be able to provide the anticipated levels of service on an ongoing basis or as our business changes over time, and the risk that IBM will be unable to maintain the security and integrity of the Company’s data under the terms of the agreement. In addition, although there are certain pricing protections built into the services agreement, there is a risk that our costs under this arrangement, including the amounts that we are obligated to pay IBM, will exceed the costs that we would have incurred if we had not entered into this arrangement. We are unable to provide assurances that some or all of these risks will not occur, in particular, because we do not have experience outsourcing these aspects of our technology infrastructure. Failure to effectively mitigate these risks if they occur could have a material adverse effect on our operations and financial results.

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

We entered into franchise agreements with unaffiliated franchisees to operate stores in Singapore, Malaysia, United Arab Emirates, Kuwait, Qatar, Bahrain, Oman, Indonesia, and Korea. Under these agreements, third parties operate, or will operate, stores that sell apparel, purchased from us, under our brand names. Prior to 2006, we had no experience operating through these types of third party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors or in a similar capacity. In addition, certain aspects of these arrangements are not directly in our control, such as the ability of these third parties to meet their projections regarding store openings and sales. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. Failure to successfully expand internationally through franchising or similar arrangements, or a failure to protect the value of our brands, could have an adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. The stores operated as of February 3, 2007 aggregated approximately 38.9 million square feet. Almost all our stores are leased either on a short-term basis with one or more options after our initial term, or slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

We own approximately 1.2 million square feet of headquarters office space located in San Francisco, San Bruno and Rocklin, California. We lease approximately 1.4 million square feet of headquarters office space located in San Francisco, San Bruno and Rocklin, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario. Of the 1.4 million square feet of office space leased, approximately 150,000 square feet is under sublease to others and approximately 204,000 square feet is being marketed for sublease to others. We also lease approximately 29 domestic regional offices and approximately 37 international offices. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. In 2006, we closed one of our Brampton, Ontario, Canada facilities and consolidated its operations into the other Brampton facility. We lease approximately 1.8 million square feet of distribution space located in Grove City, Ohio and in the Northern Kentucky suburbs outside Cincinnati, Ohio. A third-party logistics company provides logistics services to us through a 390,000 square foot and a 46,000 square foot distribution warehouse in Chiba, Japan.

Item 3.	Legal Proceedings

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, and employment and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 26, 2007 was 9,847. The table below sets forth the market prices and dividends paid for each of the fiscal quarters in fiscal 2006 and 2005.

	Market Prices				Dividends Paid
Fiscal	2006		2005		2006	2005
	High	Low	High	Low
1st Quarter	$19.42	$17.26	$22.70	$20.41	$0.08	$0.045
2nd Quarter	18.88	15.91	21.88	19.52	0.08	0.045
3rd Quarter	20.84	16.05	22.19	15.90	0.08	0.045
4th Quarter	21.39	18.40	18.75	16.71	0.08	0.045
Year					$0.32	$0.18

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 3, 2007, with (i) the cumulative total return of the Dow Jones (“DJ”) U.S. Retail, Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.

Total Return Analysis

	2/2/2002	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007
The Gap, Inc.	$100.00	$102.30	$130.60	$155.36	$129.05	$139.06
DJ US Retail, Apparel Index	$100.00	$85.37	$113.43	$139.12	$156.37	$182.05
S&P 500 Index	$100.00	$77.01	$103.62	$110.05	$121.46	$138.93

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the fourteen weeks ended February 3, 2007, by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Oct. 29 – Nov. 25)	8,723,981	$19.54	8,723,981	$309 million
Month #2 (Nov. 26 – Dec. 30)	5,727,940	$18.97	5,727,940	$200 million
Month #3 (Dec. 31 – Feb. 3)	—	—	—	$200 million

Total	14,451,921	$19.32	14,451,921

(1)	On July 18, 2006, the Board of Directors approved an additional $750 million for our share repurchase program, which we announced on August 3, 2006. The authority with respect to that authorization expires on August 1, 2007.

Item 6.	Selected Financial Data

The following selected financial data are derived from the Consolidated Financial Statements of The Gap, Inc. (the “Company”). We have also included certain non-financial data to enhance your understanding of our business. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes herein. All dollar amounts below are presented in millions with the exception of per share data and inventory per square foot. Weighted average shares and square footage of store space are presented in thousands.

	Fiscal Year (number of weeks)
	2006 (53)	2005 (52)	2004 (52)	2003 (52)	2002 (52)
Operating Results
Net sales	$15,943	$16,023	$16,267	$15,854	$14,455
Gross margin	35.4%	36.6%	39.2%	37.6%	34.0%
Operating margin (a)	7.4%	10.9%	12.2%	11.9%	7.0%
Net earnings	$778	$1,113	$1,150	$1,031	$478
Cash dividends paid	$265	$179	$79	$79	$78

Per Share Data
Net earnings—basic	$0.94	$1.26	$1.29	$1.15	$0.55
Net earnings—diluted	0.93	1.24	1.21	1.09	0.54
Weighted-average number of shares—basic	831,087	881,058	893,357	892,555	875,546
Weighted-average number of shares—diluted	835,973	902,306	991,122	988,178	881,478
Dividends paid (b)	$0.32	$0.18	$0.09	$0.09	$0.09

Financial Position
Merchandise inventory	$1,796	$1,696	$1,814	$1,704	$2,048
Total assets	8,544	8,821	10,048	10,713	10,283
Inventory per square foot (c)	44	43	48	45	53
Inventory per square foot increase (decrease)	2.3%	(10.7)%	6.2%	(15.5)%	13.5%
Working capital	$2,757	$3,297	$4,062	$4,156	$2,972
Total long-term debt and senior convertible notes, less current maturities (d)	$188	$513	$1,886	$2,487	$2,896
Stockholders’ equity	5,174	5,425	4,936	4,648	3,526

Other Data
Purchase of property and equipment	$572	$600	$419	$261	$308
Number of new store locations opened	194	198	130	35	115
Number of store locations closed	116	139	158	130	95
Number of store locations open at year-end	3,131	3,053	2,994	3,022	3,117
Comparable store sales increase (decrease) percentage (52-week basis)	(7)%	(5)%	0%	7%	(3)%
Square footage of store space at year-end	38,919	37,765	36,591	36,518	37,252
Percentage increase (decrease) in square feet	3%	3%	0%	(2)%	3%
Number of employees at year-end	154,000	153,000	152,000	153,000	169,000

(a)	Operating margin includes the loss on early retirement of debt of $105 million for fiscal 2004.
(b)	Fiscal 2005 dividend per share does not include a dividend of $0.0222 per share declared in the fourth quarter of fiscal 2004 but paid in the first quarter of fiscal 2005.
(c)	Based on year-end store square footage and inventory balance; excludes inventory related to online sales.
(d)	Fiscal 2005 reduction due primarily to the March 2005 redemption of our Senior Convertible Notes. See Note 2 of Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Fiscal 2006 was a challenging year for us. Net sales were $15.9 billion compared with $16.0 billion last year, traffic was weak and comparable store sales decreased by 7 percent compared with a decrease of 5 percent last year. While we saw progress at Banana Republic where customers responded well to our improved product assortments, product acceptance at Gap and Old Navy brands continued to be a challenge. As a result, additional promotions and markdowns drove a 4 percent decrease in gross profit from $5.9 billion in fiscal 2005 to $5.6 billion in fiscal 2006. Piperlime.com was launched successfully in the third quarter and we opened franchised stores in the Middle East and Asia. We invested in marketing and stores in an effort to turnaround our business performance which contributed to a 9 percent increase in operating expenses from $4.1 billion in fiscal 2005 to $4.5 billion in fiscal 2006. Combined, these factors contributed to a 25 percent decrease in diluted earnings per share of $0.93 for the 53 weeks ended February 3, 2007 compared with $1.24 for the 52 weeks ended January 28, 2006.

Despite these disappointing results, we generated free cash flow of $678 million defined as the net cash provided by operating activities less the purchase of property and equipment (for a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Liquidity section in this Management’s Discussion and Analysis). We utilized our excess cash to repurchase $1 billion of common stock, and increased our annual dividend from $0.18 per share to $0.32 per share for a total of $265 million.

In 2007, we are focusing on three priorities: fixing our core business by creating the right product and store experience, retaining and developing the best talent in the industry, and examining our organization structure to ensure that we enable our brands to make decisions and effect change more efficiently. We remain committed to returning excess cash to our stockholders through dividends and share repurchases, and maintaining sufficient cash on the balance sheet to support the needs of our business and to withstand unanticipated business volatility.

Since January 2007, we have taken the following actions:

•

Leadership changes. Our Board of Directors announced a change in the chief executive officer position. Mr. Robert Fisher, our current non-employee chairman of the board of directors, stepped in to serve as interim president and chief executive officer. In addition, we announced Marka Hansen, former president of Banana Republic, as the new president of the Gap Brand and Michael Cape, former Vice President, Director of Brand Marketing for J.C. Penney Company, Inc., as the new executive vice president of marketing for the Old Navy brand.

•

Conversion of Old Navy’s Outlet stores into Old Navy stores. In order to drive improved returns and leverage its existing retail channel, we made the decision in February 2007 to convert 45 Old Navy Outlet stores into Old Navy stores. We expect the conversion to be completed by October 2007.

•

Closure of distribution facility. As part of our on-going assessment of network capacity, we made the decision in February 2007 to close a distribution facility in Hebron, Kentucky. The expenses associated with converting the Old Navy Outlet stores and closing the distribution center are expected to be approximately $6 million in fiscal 2007.

•

Closure of Forth & Towne. After a thorough analysis revealed that the concept was not demonstrating enough potential to deliver acceptable long-term return on investment, we announced in February 2007 that we would close our Forth & Towne stores. We plan to close all 19 stores by the end of June 2007 and expect the pre-tax expenses associated with the closure to be approximately $40 million.

RESULTS OF OPERATIONS

Net Sales

Net Sales by Brand, Region and Channel

Net sales consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. Fiscal 2006 had 53 weeks versus 52 weeks in fiscal 2005 and 2004. Net sales numbers for the quarter and year include this additional week; however, comparable stores sales calculations exclude the 53rd week. Net sales for the 53rd week of fiscal 2006 were $200 million. Net sales by brand, region and channel are as follows:

53 Weeks Ended February 3, 2007		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$4,873	$6,484	$2,370	$20	$13,747
	Direct (Online)	261	345	117	7	730
Europe	Stores	792	—	—	—	792
Asia	Stores	581	—	61	—	642
Other Regions (2)		—	—	—	32	32

Total		$6,507	$6,829	$2,548	$59	$15,943

Global Sales Growth (Decline)		(5)%	—	11%	103%	—

52 Weeks Ended January 28, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$5,176	$6,588	$2,196	$5	$13,965
	Direct (Online)	233	268	91	3	595
Europe	Stores	825	—	—	—	825
Asia	Stores	603	—	14	—	617
Other Regions (2)		—	—	—	21	21

Total		$6,837	$6,856	$2,301	$29	$16,023

Global Sales Growth (Decline)		(6)%	2%	1%	—	(2)%

52 Weeks Ended January 29, 2005		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
North America (1)	Stores	$5,510	$6,511	$2,178	$—	$14,199
	Direct (Online)	236	236	91	—	563
Europe	Stores	879	—	—	—	879
Asia	Stores	591	—	—	—	591
Other Regions (2)		24	—	—	11	35

Total		$7,240	$6,747	$2,269	$11	$16,267

Global Sales Growth (Decline)		(1)%	5%	9%	—	3%

(1)	North America includes the United States, Canada, and Puerto Rico.
(2)	Other Regions includes our wholesale business and our franchise business which began in September 2006.
(3)	Other includes Forth & Towne beginning August 2005, our franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Comparable Store Sales

A store is included in comparable store sales (“Comp”) when all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by 15 percent or more within the past year, and the store has not been permanently repositioned within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when, in general, the store has no comparable prior year sales. For example, a store that has been open for less than one year, a store that has changed its square footage by 15 percent or more within the past year, or a store that has been permanently repositioned within the past year is considered Non-comp. Non-store sales such as online revenues are also considered Non-comp.

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

The difference between prior year net sales can be classified as follows:

53 Weeks Ended February 3, 2007 Increase (decrease) ($ in millions)	Gap (2)	Old Navy	Banana Republic (2)	Other (3)	Total
2005 Net Sales	$6,837	$6,856	$2,301	$29	$16,023
Comparable store sales	(475)	(518)	5	—	(988)
Non-comparable store sales	97	388	212	26	723
Direct (Online)	28	77	26	4	135
Foreign exchange (1)	20	26	4	—	50

2006 Net Sales	$6,507	$6,829	$2,548	$59	$15,943

52 Weeks Ended January 28, 2006 Increase (decrease) ($ in millions)	Gap (2)	Old Navy	Banana Republic (2)	Other (3)	Total
2004 Net Sales	$7,240	$6,747	$2,269	$11	$16,267
Comparable store sales	(302)	(361)	(104)	—	(767)
Non-comparable store sales	(87)	409	130	15	467
Direct (Online)	(3)	32	—	3	32
Foreign exchange (1)	(11)	29	6	—	24

2005 Net Sales	$6,837	$6,856	$2,301	$29	$16,023

(1)	Foreign exchange is the translation impact of current year exchange rates versus current year sales at prior year exchange rates.
(2)	Includes International stores.
(3)	Other includes Forth & Towne beginning August 2005, franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Our fiscal 2006 sales decreased $80 million compared with fiscal 2005. Our fiscal 2006 comparable store sales declined 7 percent compared with the prior year primarily due to our product assortments at the Gap and Old Navy brands which did not perform to our expectations. Our total non-comparable store sales increase was due to the 194 store openings in 2006. Overall, our net square footage increased 3 percent over the prior year and sales productivity in fiscal 2006 was $395 per average square foot compared with $412 per average square foot in fiscal 2005. We closed 116 stores in fiscal 2006.

Our fiscal 2005 sales decreased $244 million, or 2 percent, compared with fiscal 2004. During fiscal 2005, our comparable store sales declined 5 percent compared with the prior year primarily due to our product assortments which did not perform to our expectations. Our total non-comparable store sales increase was due to the 198 new store openings. Our overall net square footage increased 3 percent over the prior year. Sales productivity in fiscal 2005 was $412 per average square foot compared with $428 per average square foot in fiscal 2004. We closed 139 stores in fiscal 2005, mainly for Gap brand.

Comparable store sales percentage by brand for fiscal 2006 and 2005 were as follows:

•	Gap North America reported negative 7 percent in 2006 versus negative 5 percent in 2005;

•	Old Navy North America reported negative 8 percent in 2006 versus negative 6 percent in 2005;

•	Banana Republic North America reported flat in 2006 versus negative 5 percent in 2005; and

•	International reported negative 8 percent in 2006 versus negative 3 percent in 2005.

Store Count and Square Footage

Store count and square footage were as follows:

	February 3, 2007		January 28, 2006
	Number of Store Locations	Square Footage (in millions)	Number of Store Locations	Square Footage (in millions)
Gap North America	1,293	12.3	1,335	12.6
Gap Europe	168	1.5	165	1.5
Gap Asia	105	1.0	91	1.0
Old Navy North America	1,012	19.3	959	18.4
Banana Republic North America	521	4.5	494	4.2
Banana Republic Japan	13	0.1	4	—
Forth & Towne	19	0.2	5	0.1

Total	3,131	38.9	3,053	37.8

Increase over Prior Year	3%	3%	2%	3%

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

				Percentage of Net Sales
($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Cost of Goods Sold and Occupancy Expenses	$10,294	$10,154	$9,886	64.6%	63.4%	60.8%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 1.2 percentage points in fiscal 2006 compared with fiscal 2005. Our merchandise margin, calculated as net sales less cost of goods sold, decreased 1.3 percentage points, or $248 million, as product acceptance challenges drove additional promotions and markdowns. As a percentage of sales, occupancy expenses increased compared with fiscal 2005 primarily due to the decrease in sales for stores that have been open for more than one year. This was offset by a net decrease in occupancy expenses of $31 million related to the fiscal 2005 amortization of key money paid to acquire the rights of tenancy in France ($50 million) net of a lease accounting adjustment to true-up amounts which were estimated in our fiscal 2004 financial statements ($19 million).

Cost of goods sold and occupancy expenses as a percentage of net sales increased 2.6 percentage points in fiscal 2005 compared with fiscal 2004. Our merchandise margin decreased 2.2 percentage points, or $475 million, as product acceptance challenges drove additional promotions and markdowns. In addition, cost of goods sold increased due to a reclassification of certain sourcing costs from operating expenses to cost of goods sold. While we had been classifying the majority of sourcing expenses in cost of goods sold, certain sourcing expenses had been classified in operating expenses and, as a result, approximately $42 million of year to date sourcing expenses, primarily comprised of payroll and benefit expenses for our wholly owned agent offices, were reclassified during fiscal 2005. As a percentage of sales, occupancy expenses increased compared with fiscal 2004 primarily due to the decrease in sales for stores that had been open for more than one year. In addition, occupancy expenses increased due to $50 million recognized in fiscal 2005 related to the amortization of key money paid to acquire the rights of tenancy in France. Prior to fiscal 2005, we considered key money an indefinite life intangible asset that was not amortized and, in fiscal 2005, we determined that key money should more appropriately be amortized over the corresponding lease term and recorded $50 million of amortization expense representing the cumulative impact of amortizing our key money balance from fiscal 1995 through the end of fiscal 2005. The increase was offset by a $19 million decrease in occupancy expenses from a lease accounting adjustment in the second quarter of fiscal 2005 to true-up amounts which were estimated in our fiscal 2004 financial statements.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Operating Expenses, Excluding Loss on Early Retirement of Debt

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

				Percentage of Net Sales
($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Operating Expenses Excluding Loss on Early Retirement of Debt	$4,475	$4,124	$4,296	28.1%	25.7%	26.4%

Operating expenses as a percentage of net sales increased 2.4 percentage points, or $351 million, in fiscal 2006 compared with fiscal 2005. Our operating expenses were higher than last year because of $91 million in increased marketing and store related activities, $169 million in increased payroll and related expenses for more employees and merit, $32 million in increased share-based compensation as a result of the adoption of Statement of Financial Accounting Standards No. (“SFAS”) 123(R), “Share-Based Payment”, in the first quarter of fiscal 2006, $61 million as a result of the effect of the sublease loss reserve reversal in fiscal 2005, $29 million in increased impairment of long-lived assets offset by $31 million in income relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards in the second quarter of fiscal 2006.

Operating expenses as a percentage of net sales decreased 0.7 percentage points, or $172 million, in fiscal 2005 compared with fiscal 2004. The decrease was primarily driven by a $61 million net reversal of sublease loss reserve in the second quarter of fiscal 2005 and the reclassification of certain sourcing expenses. While we have been classifying the majority of sourcing expenses in cost of goods sold and occupancy expenses, some operating costs related to certain wholly owned agent offices that source our product had been classified in operating expenses. As a result, approximately $42 million of year to date sourcing expenses were reclassified in fiscal 2005. This reclassification had no effect on net earnings. Lower advertising expenses primarily driven by our decision not to run a holiday television campaign at Gap brand and lower bonus expense related to fiscal 2005 performance also contributed to the decrease in operating expenses.

Operating margin excluding loss on early retirement of debt, was 7.4 percent, 10.9 percent, and 12.8 percent in fiscal 2006, 2005 and 2004, respectively. For fiscal 2007, we expect operating margin to be in the high single-digits.

Included in operating expenses are costs related to store closures and sublease loss reserves. The following discussion should be read in conjunction with Note 5 of Notes to the Consolidated Financial Statements.

During the second fiscal quarter of 2005, we completed our assessment of available space and future office facility needs and decided that we would occupy one of our vacant leased properties in San Francisco. As a result the sublease loss reserve of $58 million associated with this space was reversed in the second fiscal quarter of 2005 and we occupied the space in fiscal 2006. We further reduced the reserve by $3 million based on our decision to occupy certain additional office space.

Loss on Early Retirement of Debt

				Percentage of Net Sales
($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Loss on Early Retirement of Debt	$—	$—	$105	—	—	0.6%

In fiscal 2004, we performed a net present value analysis on our outstanding debt and because it was beneficial we repurchased our convertible notes early. Accordingly, we recognized $105 million in loss on early retirement of debt in fiscal 2004 due to premiums paid and write-off of issuance costs.

Interest Expense

				Percentage of Net Sales
($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Interest Expense	$41	$45	$167	0.3%	0.3%	1.0%

The decreases of $4 million and $122 million in interest expense for fiscal 2006 and fiscal 2005, respectively, were primarily due to lower debt levels as a result of our March 2005 redemption of the convertible notes.

We anticipate that fiscal 2007 interest expense will be about $35 million.

Interest Income

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	Percentage of Net Sales
($ in millions)				53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Interest Income	$131	$93	$59	0.8%	0.6%	0.4%

The continued increase in interest income is primarily due to higher yields on our investments.

Income Taxes

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005	Percentage of Net Sales
($ in millions)				53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Income Taxes	$486	$680	$722	3%	4.2%	4.4%

Effective Tax Rate	38.4%	37.9%	38.6%

The increase in the effective tax rate in fiscal 2006 from fiscal 2005 was primarily driven by the absence of the favorable tax settlement realized in 2005 related to the U.S.-Japan Income Tax Treaty.

The decrease in the effective tax rate in fiscal 2005 from fiscal 2004 was primarily driven by the impact of a favorable tax settlement related to the U.S.-Japan Income Tax Treaty.

We currently expect the fiscal 2007 effective tax rate to be about 39 percent due to the more pronounced impact of our Japan business, which is subjected to a higher tax rate than that of the U.S. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

FINANCIAL CONDITION

Liquidity

We consider the following to be measures of our liquidity and capital resources for the last three fiscal years:

($ in millions)	February 3, 2007	January 28, 2006	January 29, 2005
Working capital (a)	$2,757	$3,297	$4,062
Current ratio (a)	2.21:1	2.70:1	2.81:1
Net cash provided by operating activities	$1,250	$1,551	$1,597

(a)	Our working capital and current ratio calculations include restricted cash.

Working capital and current ratio as of February 3, 2007 decreased compared with January 28, 2006 due primarily to lower short-term investments and the reclassification of the current portion of our long-term debt to current liabilities, offset by higher inventory as a result of an increase in stores and square footage. Our short-term investments decreased as a result of our share repurchases and capital expenditures, offset by cash from operating activities.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash include personnel related expenses, merchandise inventory purchases, payment of taxes, and occupancy expenses. Net cash provided by operating activities decreased $301 million compared with fiscal 2005, primarily due to the decrease in net earnings, higher prepaid taxes and higher inventory levels, offset by an increase in accrued expenses.

For fiscal 2005, the $46 million decrease in cash provided by operating activities compared with fiscal 2004 was primarily due to the decrease in accounts payable mainly as a result of lower merchandise inventory levels, and the decrease in accrued expenses, driven primarily by the decreased bonus payout as a result of fiscal 2005 performance. These decreases were offset by an increase in cash provided by the decreased inventory balance as a result of disciplined inventory management.

Inventory management remains an area of focus. We continue to execute against our strategies to optimize inventory productivity and more tightly manage the receipt and timing of our inventory, while maintaining appropriate in-store merchandise levels and product assortment to support sales growth. Inventory per square foot at February 3, 2007 was $44, a 2 percent increase over fiscal 2005 primarily due to the change in shortage trends resulting in a lower shortage estimate. Inventory per square foot at January 28, 2006 was $43, an 11 percent decrease over fiscal 2004 primarily due to earlier Spring and later Summer product flow in fiscal 2004.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about 13 weeks during the Back-to-School and Holiday periods. During fiscal 2006, fiscal 2005, and fiscal 2004, these periods accounted for 31 percent, 32 percent, and 32 percent, respectively, of our annual net sales. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

We expect the percent increase in inventory per square foot at the end of both the first and second quarters of fiscal 2007 to be flat compared with last year.

Cash Flows from Investing Activities

Our cash outflows are primarily for purchases of short-term investments and capital expenditures, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities for fiscal 2006 was $150 million compared with net cash provided by investing activities of $286 million in fiscal 2005. This $436 million decrease was driven by the release of $959 million of restricted cash in fiscal 2005 as a result of the amendment to our letter of credit agreement, partially offset by $504 million more cash provided by net maturities of investments in fiscal 2006. For fiscal 2005, net cash provided by investing activities increased $103 million compared with fiscal 2004, as our release of restricted cash increased $622 million, offset by $382 million less cash provided by net maturities of investments and $181 million more in capital expenditures.

In fiscal 2006 and 2005, capital expenditures totaled approximately $572 million and $600 million, respectively. The majority of these expenditures in both fiscal years were used for new store locations, store remodels and information technology. For fiscal 2007, we expect capital expenditures to be about $700 million. We expect to open about 230 new store locations and to close about 200 store locations. Included in both the expected store openings and closings are 45 Old Navy Outlet stores that will be converted to Old Navy stores. As a result, we expect net square footage to increase about 1 percent for fiscal 2007.

Cash Flows from Financing Activities

Our cash outflows related to financing activities consist primarily of the repurchase of our common stock, while cash inflows typically consist of proceeds from share-based compensation. For fiscal 2006, cash flows used for financing activities decreased $938 million compared with fiscal 2005, driven by us repurchasing approximately $1.0 billion less common stock than last year.

For fiscal 2005, cash flows used for financing activities increased $244 million compared with fiscal 2004. In fiscal 2005, we repurchased $2.0 billion of common stock and received $139 million of proceeds from share-based compensation. In fiscal 2004, we repurchased $1.0 billion of common stock and received $154 million of proceeds from share-based compensation. In addition, we made $871 million of payments for long-term debt in fiscal 2004.

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

The following table reconciles free cash flow, a non-GAAP financial measure, to a GAAP financial measure.

($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Net cash provided by operating activities	$1,250	$1,551	$1,597
Less: Purchases of property and equipment	(572)	(600)	(419)

Free cash flow	$678	$951	$1,178

The following table sets forth our reconciliation of projected fiscal 2007 free cash flow:

($ in millions)	Projected 52 Weeks Ending February 2, 2008
Projected net cash provided by operating activities	$1,200
Less: Projected purchase of property and equipment	(700)

Projected fiscal 2007 free cash flow	$500

In fiscal 2006, we delivered $678 million in free cash flow, which represented 87% of net earnings. Our earnings continue to generate strong free cash flow. Free cash flow as a percent of net earnings was 85% and 102% for fiscal 2005 and 2004, respectively. For the year ended February 3, 2007, our free cash flow decreased $273 million compared with the prior year primarily due to lower earnings in fiscal 2006.

We are committed to maintaining sufficient liquidity to support the needs of our business and withstand unanticipated business volatility and plan to keep about $1.5 billion of cash and investments available. We will continue to evaluate our $1.5 billion target over time to reflect the changing needs of our business.

Dividend Policy

In determining whether to, and at what level to, declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. While we intend to increase dividends over time at a rate greater than our growth in net income, we will balance future increases with the corresponding cash requirements.

During fiscal 2006, we increased our annual dividends, which had been $0.18 per share for fiscal 2005 to $0.32 per share for fiscal 2006. The increase in annual dividends reflects the declaration and payment of our fiscal 2006 dividends at the increased rate of $0.08 per share per quarter. We intend to maintain our annual dividend of $0.32 for fiscal 2007.

Stock Repurchase Program

Since the beginning of fiscal 2004, the Company has repurchased 205 million shares for approximately $4 billion. During fiscal 2006, we announced share repurchase authorizations totaling $1.25 billion through August 1, 2007. During fiscal 2006, we repurchased approximately 58 million shares of our common stock at a total cost of approximately $1.0 billion, including commissions, at an average price per share of $17.97.

During fiscal 2005, we repurchased approximately 99 million shares for $2.0 billion, including commissions, at an average price per share of $20.29.

Debt and Credit Facility

The following discussion should be read in conjunction with Note 2 of Notes to the Consolidated Financial Statements.

During fiscal 2006, the remaining balance of our 6.90 percent notes payable of $325 million, due September 2007, was classified into current maturities of long-term debt in our Consolidated Balance Sheets. In addition, the remaining balance of our 8.80 percent note payable of $138 million, due December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on certain credit rating fluctuations. As a result of prior and current fiscal year changes to our long-term credit ratings, the interest payable by us on the 2008 Notes was 9.80 percent per annum as of February 3, 2007. Subsequent to year-end, our credit rating was further downgraded which will increase the interest payable by us to 10.05 percent per annum, effective on June 15, 2007. Our access to the capital markets and interest expense on future financings is dependent on our senior unsecured debt rating. However, we do not expect this downgrade to have a material impact on our financial statements.

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

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion, 5.75 percent senior convertible notes due March 15, 2009 (the “2009 Notes”). The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the 2009 Notes, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of the 2009 Notes. Alternatively, note holders could elect to convert their 2009 Notes into approximately 62.03 shares of The Gap, Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85 million shares of The Gap, Inc. common stock and approximately $0.5 million was paid in cash redemption.

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

The New Facility and letter of credit agreements contain financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the New Facility and new letter of credit agreements, which would permit the participating banks to terminate our ability to access the New Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the New Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of February 3, 2007, we had $190 million in trade letters of credit issued under our letter of credit agreements totaling $500 million and there were no borrowings under our $750 million revolving credit facility.

In line with our fiscal 2004 objective of reducing long-term debt, we repaid $871 million in debt in fiscal 2004. This included early extinguishment of $596 million of our domestic debt and the maturity of €227 million 5-year Euro bond ($275 million). We repurchased and extinguished early an aggregate of $180 million in principal amount of our notes due 2005, $91 million in principal amount of our notes due 2007 and $325 million in principal amount of our notes due 2008. We performed a net present value analysis on our outstanding debt and determined that it would be beneficial to repurchase the debt early even though we incurred $105 million in loss on early retirement of debt due to premiums paid and write-off of debt issuance costs.

Contractual Cash Obligations and Commercial Commitments

We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of February 3, 2007. These obligations impact our short and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheets, while others are disclosed as future obligations.

($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Amounts reflected in Consolidated Balance Sheets:
Debt (a)	$325	$188	$—	$—	$513
Accrued interest on debt (b)	11	—	—	—	11

Other cash obligations not reflected in Consolidated Balance Sheets:
Operating leases (c)	1,066	1,888	1,245	1,504	5,703
Purchase obligations and commitments (d)	2,501	437	209	296	3,443
Interest (e)	31	16	—	—	47

Total contractual cash obligations	$3,934	$2,529	$1,454	$1,800	$9,717

(a)	Represents principal maturities, net of unamortized discount, excluding interest. See Note 2 of Notes to the Consolidated Financial Statements.
(b)	See Note 2 of Notes to the Consolidated Financial Statements for discussion of our debt.
(c)	Payments for maintenance, insurance, taxes, and percentage rent to which we are obligated are excluded. See Note 4 of Notes to the Consolidated Financial Statements for discussion of our operating leases.
(d)	Represents estimated open purchase orders and commitments to purchase inventory and other goods and services in the normal course of business to meet operational requirements.
(e)	Represents interest expected to be paid on our debt and does not assume early debt repurchases, which would reduce the interest payments projected above.

We have other commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit, surety bonds and bank guarantees outstanding at February 3, 2007 of $49 million (of which $41 million was issued under the revolving credit facility lines), $54 million and $3 million, respectively.

Amounts Reflected in Consolidated Balance Sheets

We have other long-term liabilities reflected in the Consolidated Balance Sheets, including deferred income taxes. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be paid in fiscal 2007 that are included in current liabilities.

Other Cash Obligations Not Reflected in Consolidated Balance Sheets

The majority of our contractual obligations are made up of operating leases for our stores. Commitments for operating leases represent future minimum lease payments under non-cancelable leases. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in the Consolidated Balance Sheets; however, the minimum lease payments related to these leases are disclosed in Note 4 of Notes to the Consolidated Financial Statements.

Purchase obligations include our non-exclusive services agreement with International Business Machines Corporation (“IBM”) entered in fiscal 2005 as described in Note 11 of Notes to the Consolidated Financial Statements. Under the services agreement, IBM will operate certain aspects of our information technology infrastructure that are currently operated by us. The services agreement has an initial term of ten years, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we will pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. Based on the currently projected service needs, we expect to pay approximately $1 billion to IBM over the remaining nine years of the contract.

The services agreement has performance levels that IBM must meet or exceed. If these service levels are not met, we would in certain circumstances receive a credit against the charges otherwise due, have the right to other interim remedies, or as to material breaches have the right to terminate the services agreement. In addition, the agreement provides us certain pricing protections, and we have the right to terminate the services agreement both for cause and for convenience (subject, in the case of termination for convenience, to our payment of a termination fee). IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure.

We have applied the measurement and disclosure provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” to our agreements that contain guarantee and certain indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. As of February 3, 2007, we did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

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

Generally, the maximum obligation under such indemnifications is not explicitly stated and, as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $58 million, of which $5 million has already been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

Our significant accounting policies can be found in Note 1 of Notes to the Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit and Finance Committee of our Board of Directors.

Merchandise Inventory

In fiscal 2005, we implemented a new inventory system and effective January 29, 2006 (the beginning of fiscal 2006), we changed our inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted average cost method (“WAC”). The change in inventory accounting method did not have a material impact on the fiscal 2006 financial statements and because the effect on prior periods presented is not material, they have not been restated as would be required by SFAS 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We value inventory at the lower of cost or market and record a reserve when future estimated selling price is less than cost. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. The change in shortage expense as a percentage of cost of goods sold was a decrease of 0.7 percentage points, an increase of 0.6 percentage points and a decrease of 0.2 percentage points for fiscal 2006, 2005 and 2004, respectively.

Impairment of Long-Lived Assets and Excess Facilities

We have a significant investment in property and equipment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include decisions to close a store, headquarter facility or distribution center, or a significant decrease in the operating performance of the long-lived asset. For assets that are identified as potentially being impaired, if the undiscounted future cash flows of the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the asset is estimated using the discounted future cash flows of the assets based upon a rate that approximates our weighted-average cost of capital. Our estimate of future cash flows is based upon our experience, knowledge and third-party data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict. We recorded a charge for the impairment of long-lived assets of $32 million, $3 million, and $5 million during fiscal 2006, 2005 and 2004, respectively.

The decision to close or sublease a store, distribution center or headquarter facility space can result in accelerated depreciation over the revised remaining useful life of the long-lived asset. In addition, we record a charge and corresponding sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Most store closures occur upon the lease expiration.

Insurance and Self-insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, automobile liability and employee related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Any actuarial projection of losses concerning our liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Revenue Recognition

We recognize revenue and the related cost of goods sold (including shipping costs) at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin No. (“SAB”) 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of February 3, 2007, January 28, 2006, and January 29, 2005. Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold and occupancy expenses.

Allowances for estimated returns are recorded based on estimated gross profit using our historical return patterns.

Upon the purchase of a gift card or issuance of a gift certificate, a liability is established for the cash value of the gift card or gift certificate. The liability is relieved and income is recorded as net sales upon redemption. Over time, some portion of the gift cards issued is not redeemed. This amount is recorded as other income, which is a component of operating expenses. Beginning with the second quarter of 2006, we changed our estimate of the elapsed time for recording income associated with unredeemed gift cards to three years from our prior estimate of five years. During the second quarter of 2006, we completed an analysis of our historical gift card redemption patterns. Based on this analysis, we concluded that three years after the gift card is issued, we can determine the portion of the liability where redemption is remote. In the second quarter of fiscal 2006, this change in estimate resulted in income recognition of approximately $31 million before tax in other income.

Share-Based Compensation

With the adoption of the Statements of Financial Accounting Standards 123 (Revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) at the beginning of our first fiscal quarter of 2006, we added “Share-Based Compensation” as a critical accounting policy and estimate.

We account for share-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Statements of Income.

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

Income Taxes

We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any point in time, many tax years are subject to or in the process of audit by various taxing authorities. To the extent that our estimates of probable settlements change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We also record a valuation allowance against our deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to the Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial position, statement of cash flows and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. The principal currencies hedged during fiscal 2006 were the Euro, British pound, Japanese yen, and Canadian dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. Additional information is presented in Note 6 of Notes to the Consolidated Financial Statements.

We have performed a sensitivity analysis as of February 3, 2007 and January 28, 2006, based on a model that measures the change in fair values of our derivative financial instruments arising from a hypothetical 10 percent adverse change in the level of foreign currency exchange rates relative to the U.S. dollar with all other variables held constant. The analysis covers all foreign exchange derivative financial instruments offset by the underlying exposures. The foreign currency exchange rates used in the model were based on the spot rates in effect at February 3, 2007 and January 28, 2006. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have had an unfavorable impact on the fair values of our foreign exchange derivative financial instruments, net of the underlying exposures, of $20 million at February 3, 2007 and $30 million at January 28, 2006.

We hedge the net assets of certain international subsidiaries to offset the translation and economic exposures related to our investments in these subsidiaries. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings (loss) within stockholders’ equity to offset the foreign currency translation adjustments on the investments.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the Consolidated Balance Sheets at their issuance amount, net of unamortized discount. The derivative instruments are recorded in the Consolidated Balance Sheets at their fair value as of February 3, 2007.

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

In March 2002, we issued $1.4 billion aggregate principal amount of 5.75 percent senior convertible notes due March 15, 2009 (the “2009 Notes”), and received proceeds of $1.4 billion in cash, net of underwriting and other fees. On March 11, 2005, we called for the full redemption of the 2009 Notes. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the 2009 Notes, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of the 2009 Notes. Alternatively, note holders could elect to convert their 2009 Notes into approximately 62.03 shares of The Gap, Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85 million shares of The Gap, Inc. common stock and approximately $0.5 million was paid in cash redemption.

In November 2001, we issued $500 million aggregate principal amount of debt securities at an original annual interest rate of 8.80 percent, due December 15, 2008 (“2008 Notes”). Interest on the notes is payable semi-annually, The note payable is subject to an increasing or decreasing rate of interest based on certain credit rating fluctuations. We repurchased $325 million of the 2008 Notes during fiscal 2004 and $38 million in fiscal 2003. As a result of prior and current fiscal year changes to our long-term credit ratings, the interest payable by us on the 2008 Notes was 9.80 percent per annum as of February 3, 2007. Subsequent to year-end, our credit rating was further downgraded which will increase the interest payable by us to 10.05 percent per annum, effective on June 15, 2007. Our access to the capital markets and interest expense on future financings is dependent on our senior unsecured debt rating. However, we do not expect this downgrade to have a material impact on our financial statements. See Note 2 of Notes to the Consolidated Financial Statements.

During fiscal 1997, we issued $500 million aggregate principal amount of debt securities, due September 15, 2007 (the “2007 Notes”), with a fixed interest rate of 6.90 percent. Interest on the 2007 Notes is payable semi-annually. We repurchased $91 million of the 2007 Notes during fiscal 2004 and $83 million in fiscal 2003. The 2007 Notes are recorded in the Consolidated Balance Sheets at their issuance amount net of repurchases and unamortized discount.

A summary of our long-term debt and senior convertible notes is as follows:

	February 3, 2007		January 28, 2006
($ in millions)	Carrying Amount in U.S. Dollars	Fair Value (a)	Carrying Amount in U.S. Dollars	Fair Value (a)
$500 million notes payable, 6.90%, interest due semi-annually, due September 2007	$—	$—	$325	$329
$500 million notes payable, 8.80% (9.80%), interest due semi-annually, due December 2008 (b)	138	147	138	153
$50 million notes payable, 6.25%, interest due semi-annually, due March 2009	50	50	50	51

Total long-term debt	$188	$197	$513	$533

(a)	Based on the face amount multiplied by the market price of the note as of February 3, 2007 and January 28, 2006.
(b)	The interest rate payable on these notes is subject to increase (decrease) by 0.25 percent for each rating downgrade (upgrade) by the rating agencies. The rate in parentheses reflects the rate at February 3, 2007. In no event will the interest rate be reduced below the original interest rate on the note.

Item 8.	Financial Statements and Supplementary Data

THE GAP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Gap, Inc.:

We have audited the accompanying Consolidated Balance Sheets of The Gap, Inc. and subsidiaries (“The Company”) as of February 3, 2007 and January 28, 2006, and the related Consolidated Statements of Income, Stockholders’ Equity, and Cash Flows for each of the three fiscal years in the period ended February 3, 2007. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the Consolidated Financial Statements, on January 29, 2006, the Company changed its method of accounting for share-based compensation arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/    Deloitte & Touche LLP

San Francisco, California

March 29, 2007

THE GAP, INC.

CONSOLIDATED BALANCE SHEETS

($ in millions except par value, shares in thousands)	February 3, 2007	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,030	$2,035
Short-term investments	570	952
Restricted cash	44	55
Merchandise inventory	1,796	1,696
Other current assets	589	501

Total current assets	5,029	5,239

Property and equipment, net of accumulated depreciation	3,197	3,246
Other assets	318	336

Total assets	$8,544	$8,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$325	$—
Accounts payable	1,109	1,132
Accrued expenses and other current liabilities	822	725
Income taxes payable	16	85

Total current liabilities	2,272	1,942

Long-Term Liabilities:
Long-term debt	188	513
Lease incentives and other liabilities	910	941

Total long-term liabilities	1,098	1,454

Commitments and contingencies (see Notes 4 and 11)

Stockholders’ Equity:
Common stock $0.05 par value
Authorized 2,300,000 shares; Issued 1,092,575 and 1,078,925 shares; Outstanding 813,870 and 856,986 shares	55	54
Additional paid-in capital	2,631	2,402
Retained earnings	8,646	8,133
Accumulated other comprehensive earnings	77	51
Deferred compensation	—	(5)
Treasury stock, at cost (278,704 and 221,939 shares)	(6,235)	(5,210)

Total stockholders’ equity	5,174	5,425

Total liabilities and stockholders’ equity	$8,544	$8,821

See Notes to the Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENTS OF INCOME

($ in millions except per share amounts, shares in thousands)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Net sales	$15,943	$16,023	$16,267
Cost of goods sold and occupancy expenses	10,294	10,154	9,886

Gross profit	5,649	5,869	6,381
Operating expenses	4,475	4,124	4,296
Loss on early retirement of debt	—	—	105
Interest expense	41	45	167
Interest income	(131)	(93)	(59)

Earnings before income taxes	1,264	1,793	1,872
Income taxes	486	680	722

Net earnings	$778	$1,113	$1,150

Weighted average number of shares—basic	831,087	881,058	893,357
Weighted average number of shares—diluted	835,973	902,306	991,122

Earnings per share—basic	$0.94	$1.26	$1.29
Earnings per share—diluted	$0.93	$1.24	$1.21

See Notes to the Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Cash Flows from Operating Activities:
Net earnings	$778	$1,113	$1,150
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	530	625	615
Share-based compensation	54	22	5
Tax benefit from exercise of stock options and vesting of service awards	25	19	31
Excess tax benefit from exercise of stock options	(23)	—	—
Other non-cash items	11	(69)	21
Deferred income taxes	(41)	(46)	(80)
Change in operating assets and liabilities:
Merchandise inventory	(97)	114	(90)
Other assets	12	(104)	(18)
Accounts payable	(25)	(102)	39
Accrued expenses and other current liabilities	75	(121)	(23)
Income taxes payable, net	(102)	(19)	(112)
Lease incentives and other liabilities	53	119	59

Net cash provided by operating activities	1,250	1,551	1,597

Cash Flows from Investing Activities:
Purchase of property and equipment	(572)	(600)	(419)
Proceeds from sale of property and equipment	22	27	—
Purchase of short-term investments	(1,460)	(1,768)	(1,813)
Maturities of short-term investments	1,841	1,645	2,072
Purchase of long-term investments	—	(100)	—
Maturities of long-term investments	—	100	—
Change in restricted cash	11	959	337
Change in other assets	8	23	6

Net cash provided by (used for) investing activities	(150)	286	183

Cash Flows from Financing Activities:
Payments of long-term debt	—	—	(871)
Proceeds from share-based compensation	190	139	154
Purchase of treasury stock	(1,050)	(2,000)	(1,000)
Excess tax benefit from exercise of stock options	23	—	—
Cash dividends paid	(265)	(179)	(79)

Net cash used for financing activities	(1,102)	(2,040)	(1,796)

Effect of exchange rate fluctuations on cash	(3)	(7)	—

Net decrease in cash and cash equivalents	(5)	(210)	(16)

Cash and cash equivalents at beginning of period	2,035	2,245	2,261

Cash and cash equivalents at end of period	$2,030	$2,035	$2,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$40	$79	$168
Cash paid for income taxes	$575	$738	$891

(a)	Depreciation and amortization includes the amortization of lease incentives of $84 million, $82 million, and $92 million for fiscal 2006, 2005, and 2004, respectively.

See Notes to the Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In millions except share and per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Deferred Compensation	Treasury Stock		Total	Comprehensive Earnings
	Shares	Amount					Shares	Amount
Balance at January 31, 2004	976,154,229	$49	$732	$6,110	$27	$(9)	(78,951,744)	$(2,261)	$4,648	$1,060
Issuance of common stock pursuant to stock award plans	9,149,786		129			(4)			125
Conversion of convertible debt	434,367		7						7
Tax benefit from exercise of stock options by employees and from vesting of service awards			31						31
Adjustments for foreign currency translation					29				29	29
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($21)					(33)				(33)	(33)
Reclassification of amounts to net earnings, net of tax ($16)					25				25
Amortization of service awards and discounted stock options						5			5
Repurchase of common stock							(47,792,200)	(1,000)	(1,000)
Reissuance of treasury stock			5				1,564,639	23	28
Net earnings				1,150					1,150	1,150
Cash dividends ($.09 per share)				(79)					(79)

Balance at January 29, 2005	985,738,382	49	904	7,181	48	(8)	(125,179,305)	(3,238)	4,936	1,146
Issuance of common stock pursuant to stock award plans	8,042,294	1	109						110
Conversion of convertible debt	85,143,950	4	1,351						1,355
Tax benefit from exercise of stock options by employees and from vesting of service awards			19						19
Adjustments for foreign currency translation					(25)				(25)	(25)

Adjustments for fluctuations in fair market value of financial instruments, net of tax ($1)					1				1	1
Reclassification of amounts to net earnings, net of tax ($17)					27				27
Amortization of service awards and discounted stock options			18			3			21
Repurchase of common stock							(98,547,000)	(2,000)	(2,000)
Reissuance of treasury stock			1				1,787,658	28	29
Net earnings				1,113					1,113	1,113
Cash dividends ($.18 per share)				(161)					(161)

Balance at January 28, 2006	1,078,924,626	54	2,402	8,133	51	(5)	(221,938,647)	(5,210)	5,425	$1,089
Issuance of common stock pursuant to stock award plans	13,369,117	1	165						166
Reversal of deferred compensation due to implementation of SFAS 123 (R)			(5)			5			0
Vesting of restricted stock awards	280,883		(3)						(3)
Tax benefit from exercise of stock options by employees and from vesting of service awards			25						25
Adjustments for foreign currency translation					10				10	10
Adjustments for fluctuations in fair market value of financial instruments, net of tax ($10)					15				15	15
Reclassification of amounts to net earnings, net of tax ($1)					1				1
Amortization of stock options and stock awards, net of estimated forfeiture			47						47
Repurchase of common stock							(58,423,387)	(1,050)	(1,050)
Reissuance of treasury stock			0				1,657,547	25	25
Net earnings				778					778	778
Cash dividends ($.32 per share)				(265)					(265)

Balance at February 3, 2007	1,092,574,626	$55	$2,631	$8,646	$77	$—	(278,704,487)	$(6,235)	$5,174	$803

See Notes to the Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 53 Weeks Ended February 3, 2007 (Fiscal 2006), 52 Weeks Ended January 28, 2006 (Fiscal 2005), and 52 Weeks Ended January 29, 2005 (Fiscal 2004)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Gap, Inc. (the “Company,” “we,” “our”), a Delaware Corporation, is a specialty retailer selling casual apparel, accessories and personal care products for men, women and children under a variety of brand names including Gap, Banana Republic, Old Navy, and Forth & Towne. We operate stores in the United States, Canada, Ireland, the United Kingdom, France and Japan, while our independent third party franchisees own and operate stores in Asia and the Middle East under the Gap and Banana Republic brand names. Our U.S. customers may shop online at gap.com, bananarepublic.com, and oldnavy.com. Beginning in October 2006, we launched Piperlime.com, an online shoe store selling an assortment of third party brands for men, women and children.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2006 consisted of 53 weeks, the 53rd week contributing $200 million of net sales. Net sales and operating expenses for the last fiscal month of fiscal 2006, which was a 5 week period, were accounted for as a regular five-week month. Fiscal 2005 and fiscal 2004 both consisted of 52 weeks. Fiscal 2007 will consist of 52 weeks.

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

Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash

Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash and equivalents in our Consolidated Balance Sheets. The banks process the majority of these amounts within one to two business days.

All highly liquid investments with maturities of 91 days or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than 91 days and less than one year at the date of purchase are classified as short-term investments. Our short-term and cash equivalent investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Primarily all securities held are U.S. government and agency securities, commercial paper, and bank certificates of deposit and are stated at amortized cost, which approximates fair market value due to the short maturities of these instruments. Income related to these securities is reported as a component of interest income.

The following table summarizes the fair value of cash and held-to-maturity securities held in our investment portfolio, recorded as cash and cash equivalents, and short-term investments.

($ in millions)	February 3, 2007	January 28, 2006
Cash	$1,044	$831

U.S. Treasury and agency securities	308	438
U.S. corporate securities	578	660
Foreign securities	100	106

Total cash equivalents (original maturity of 91 days or less)	986	1,204

Total cash and cash equivalents	$2,030	$2,035

U.S. Treasury and agency securities	$366	$818
U.S. corporate securities	204	134

Total short-term investments (original maturity of greater than 91 days)	$570	$952

Restricted cash primarily represents cash that serves as collateral for our insurance obligations and other cash that is restricted from withdrawal for use. As of February 3, 2007 and January 28, 2006, restricted cash represents the restriction of $44 million and $55 million, respectively.

Hedging Instruments

We apply Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes the accounting and reporting standards for derivative instruments and hedging activities. We recognize derivative instruments as either other current assets or accrued expenses and other current liabilities in our Consolidated Balance Sheets and measure those instruments at fair value. See Note 6 of Notes to the Consolidated Financial Statements.

Merchandise Inventory

In fiscal 2005, we implemented a new inventory system and effective January 29, 2006 (the beginning of fiscal 2006), we changed our inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted average cost method (“WAC”). The change in inventory accounting method did not have a material impact on the fiscal 2006 financial statements and, because the effect on prior periods presented is not material, they have not been restated as would be required by SFAS 154.

We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We value inventory at the lower of cost or market and record a reserve when future estimated selling price is less than cost. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. We estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends.

Property and Equipment

Property and equipment are stated at cost and consist of the following:

($ in millions)	February 3, 2007	January 28, 2006
Leasehold improvements	$2,926	$2,742
Furniture and equipment	2,487	2,532
Land and buildings	1,005	1,008
Software	594	596
Construction-in-progress	123	80

Property and equipment, gross	7,135	6,958
Less: Accumulated depreciation	(3,938)	(3,712)

Property and equipment, net of accumulated depreciation	$3,197	$3,246

Depreciation expenses were $603 million, $657 million, and $690 million during fiscal 2006, 2005, and 2004. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of lease term or economic life, up to 15 years
Furniture and equipment	Up to 10 years
Buildings	39 years
Software	3 to 7 years

The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net earnings. Maintenance and repairs are charged to expenses as incurred.

Interest costs related to assets under construction are capitalized during the construction period. Interest of $8 million, $11 million, and $10 million was capitalized in fiscal 2006, 2005, and 2004, respectively.

Lease Rights and Key Money

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Lease rights are recorded at cost and are amortized over the corresponding lease term. The gross carrying value and accumulated amortization of lease rights was $112 million and $72 million, respectively, as of February 3, 2007, and $108 million and $63 million, respectively, as of January 28, 2006 and are included in other assets on the Consolidated Balance Sheets. The $4 million increase in the gross carrying value of lease rights was due to the fluctuation in foreign currency rates from fiscal 2005 to fiscal 2006. The amortization expense associated with lease rights was $6 million, $6 million, and $9 million in fiscal 2006, 2005, and 2004, respectively.

Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Prior to fiscal 2005, we considered key money an indefinite life intangible asset that was not amortized. In fiscal 2005, we determined that key money should more appropriately be amortized over the corresponding lease term and recorded $50 million in cost of goods sold and occupancy expenses representing the cumulative impact of amortizing our key money balance from fiscal 1995 through the end of fiscal 2005. This accounting change did not have a material impact on our results of operations or financial position for any of the comparable periods presented or prior periods. The gross carrying value and accumulated amortization of key money was $69 million and $61 million, respectively, as of February 3, 2007, and $62 million and $50 million, respectively, as of January 28, 2006 and are included in other assets on the Consolidated Balance Sheets. The $7 million increase in the gross carrying value of key money was due to the impact of changes in foreign currency rates from fiscal 2005 to fiscal 2006. The amortization expense associated with key money was $4 million in fiscal 2006.

Rent Expense

Minimum rental expenses are recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred rent liability. The short-term portion of our deferred rent liability is included in accrued expense and other current liabilities on the Consolidated Balance Sheets and the long-term portion is included in lease incentives and other liabilities on the Consolidated Balance Sheets. We also receive tenant allowances, with the short-term portion included in accrued expenses and other current liabilities and the long-term portion included in lease incentives and other liabilities on the Consolidated Balance Sheets. Tenant allowances are amortized as a reduction to rent expense in the Consolidated Statements of Income over the term of the lease.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Impairment of Long-Lived Assets and Excess Facilities

We have a significant investment in property and equipment. In accordance with SFAS 144, we review the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include decisions to close a store, headquarter facility or distribution center, or a significant decrease in the operating performance of the long-lived asset. For assets that are identified as potentially being impaired, if the undiscounted future cash flows of the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the assets is estimated using the discounted future cash flows of the assets based upon a rate that approximates our weighted-average cost of capital. Our estimate of future cash flows is based upon our experience, knowledge, and third-party data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict. We recorded a charge for the impairment of long-lived assets of $32 million, $3 million, and $5 million during fiscal 2006, 2005 and 2004, respectively.

The decision to close or sublease a store, distribution center or headquarter facility space can result in accelerated depreciation over the revised remaining useful life of the long-lived asset. In addition, we record a charge and corresponding sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Most store closures occur upon the lease expiration. See Note 5 of Notes to the Consolidated Financial Statements.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of payroll and related benefits, deferred rent liability and other current liabilities. Accrued payroll and related benefits were $297 million at February 3, 2007 and $225 million at January 28, 2006.

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, automobile liability and employee-related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Comprehensive Earnings

Our comprehensive earnings is comprised of net earnings, adjusted for foreign currency translation and fluctuations in fair market value of financial instruments related to foreign currency hedging activities, net of tax.

Foreign Currency Translation

Our international subsidiaries use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from these operations are translated using the monthly average exchange rates in effect for the period in which the items occur. The resulting gains and losses from translation are included as accumulated other comprehensive earnings in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income and were a loss of approximately $4 million and $13 million in fiscal 2006 and fiscal 2005, respectively, and a gain of approximately $1 million in fiscal 2004. Cumulative currency translation adjustments in accumulated other comprehensive earnings were $63 million, $54 million, and $79 million at February 3, 2007, January 28, 2006, and January 29, 2005, respectively.

Treasury Stock

We account for treasury stock under the cost method (FIFO method) and include treasury stock as a component of Stockholders’ Equity.

Revenue Recognition

We recognize revenue and the related cost of goods sold (including shipping costs) at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin No. (“SAB”) 101, “Revenue Recognition in Financial Statements” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register with either cash or credit card. For online sales, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of February 3, 2007, January 28, 2006, and January 29, 2005. Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold and occupancy expenses.

Allowances for estimated returns are recorded based on estimated gross profit using our historical return patterns. A summary of activity in the sales return allowance account is as follows:

($ in millions)	February 3, 2007	January 28, 2006	January 29, 2005
Balance at beginning of year	$18	$19	$19
Additions	672	704	714
Returns	(669)	(705)	(714)

Balance at end of year	$21	$18	$19

Upon the purchase of a gift card or issuance of a gift certificate, a liability is established for the cash value of the gift card or gift certificate. The liability is relieved and income is recorded as net sales upon redemption. Over time, some portion of the gift cards issued is not redeemed. This amount is recorded as other income, which is a component of operating expenses. Beginning with the second quarter of 2006, we changed our estimate of the elapsed time for recording income associated with unredeemed gift cards to three years from our prior estimate of five years. The liability for gift cards and gift certificates is recorded in accounts payable on the Consolidated Balance Sheets and was $337 million at February 3, 2007 and $356 million at January 28, 2006.

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

Operating Expenses

Operating expenses include payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions), advertising, general and administrative expenses, and other income (expense). Also included are costs to design and develop our products, merchandise handling and receiving in distribution centers and stores, distribution center general and administrative expenses, and rent, occupancy and depreciation for headquarter facilities.

Advertising

Costs associated with the production of advertising, such as writing, copy, printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Advertising costs were $581 million, $513 million, and $528 million in fiscal 2006, 2005, and 2004, respectively, and are included in operating expenses in the Consolidated Statements of Income.

Income Taxes

Income taxes are accounted for using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes.” Under this method, deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Share-Based Compensation

On January 29, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective transition method. We account for share-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes-Merton option-pricing model which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. Changes in the subjective assumptions can materially affect the estimate of fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Statements of Income.

Prior to fiscal 2006, we accounted for share-based awards to employees and directors using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, when the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Service awards and discounted stock options, which are granted at less than fair market value, are amortized to operating expenses over the vesting period of the stock award. We amortized deferred compensation for each vesting layer of a stock award using the straight-line method.

The following table shows the effect on net earnings and earnings per share had share-based compensation been recognized prior to the adoption of SFAS 123(R) based upon the estimated fair value recognition provisions of SFAS 123 on the grant date of stock options, and employee stock purchase rights during fiscal 2005 and fiscal 2004.

($ in millions, except per share data)	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Net earnings, as reported	$1,113	$1,150
Add: Share-based compensation expense included in reported net earnings, net of related tax effects	13	3
Deduct: Total share-based compensation expense determined under fair-value based method for all awards, net of related tax effects	(93)	(80)

Pro forma net earnings	$1,033	$1,073

Earnings per share:
As reported-basic	$1.26	$1.29
Pro forma-basic	1.17	1.20
As reported-diluted	1.24	1.21
Pro forma-diluted	1.15	1.13

See Note 8 of Notes to the Consolidated Financial Statements for the assumptions used to value option grants.

Recent Accounting Pronouncements

In June 2006, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross Versus Net Presentation).” Issue No. 06-3 requires disclosure of an entity’s accounting policy regarding the presentation of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer including sales, use, value added and some excise taxes. We present such taxes on a net basis (excluded from net sales). We do not expect the adoption of Issue No. 06-3, which is effective for interim and annual reporting periods beginning after December 15, 2006, to have a material effect on our financial position, cash flows or results of operations.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in tax positions. FIN 48 is effective for fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings in the first quarter of 2007. Upon adoption, we estimate that the adjustment to retained earnings will not be material. This estimate is subject to revision as we complete our analysis.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial position, cash flows or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of SFAS 159 will have on our financial position, cash flows or results of operations.

NOTE 2. DEBT AND CREDIT FACILITY

During fiscal 2006, the remaining balance of our 6.90 percent notes payable of $325 million, due September 2007, was classified into current maturities of long-term debt in our Consolidated Balance Sheets. In addition, the remaining balance of our 8.80 percent notes payable of $138 million, due December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on certain credit rating fluctuations. As a result of prior and current fiscal year changes to our long-term credit ratings, the interest payable by us on the 2008 Notes was 9.80 percent per annum as of February 3, 2007. Subsequent to year-end, our credit rating was further downgraded which will increase the interest payable by us to 10.05 percent per annum effective on June 15, 2007.

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

On March 11, 2005, we called for the full redemption of our outstanding $1.4 billion, 5.75 percent senior convertible notes (the “Notes”) due March 15, 2009. The redemption was complete by March 31, 2005. Note holders had the option to receive cash at a redemption price equal to 102.46 percent of the principal amount of the Notes, plus accrued interest, for a total of approximately $1,027 per $1,000 principal amount of Notes. Alternatively, note holders could elect to convert their Notes into approximately 62.03 shares of The Gap, Inc. common stock per $1,000 principal amount. As of March 31, 2005, $1.4 billion of principal was converted into 85 million shares of The Gap, Inc. common stock and approximately $0.5 million was paid in cash redemption.

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

The New Facility and letter of credit agreements contain financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the New Facility and new letter of credit agreements, which would permit the participating banks to terminate our ability to access the New Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the New Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of February 3, 2007, we had $190 million in trade letters of credit issued under our letter of credit agreements totaling $500 million and there were no borrowings under our $750 million revolving credit facility.

A summary of our long-term debt and senior convertible notes is as follows:

	February 3, 2007		January 28, 2006
($ in millions)	Carrying Amount in U.S. Dollars	Fair Value (a)	Carrying Amount in U.S. Dollars	Fair Value (a)
$500 million notes payable, 6.90%, interest due semi-annually, due September 2007	$—	$—	$325	$329
$500 million notes payable, 8.80% (9.80%), interest due semi-annually, due December 2008 (b)	138	147	138	153
$50 million notes payable, 6.25%, interest due semi-annually, due March 2009	50	50	50	51

Total long-term debt	$188	$197	$513	$533

(a)	Based on the face amount multiplied by the market price of the note as of February 3, 2007 and January 28, 2006.
(b)	The interest rate payable on these notes is subject to increase (decrease) by 0.25 percent for each rating downgrade (upgrade) by the rating agencies. The rate in parentheses reflects the rate at February 3, 2007. In no event will the interest rate be reduced below the original interest rate on the note.

NOTE 3. INCOME TAXES

The provision for income taxes consisted of the following:

($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Current
Federal	$450	$657	$589
State	64	63	73
Foreign	50	45	114

Total current	564	765	776

Deferred
Federal	(77)	(44)	(38)
State	(8)	4	(19)
Foreign	7	(45)	3

Total deferred	(78)	(85)	(54)

Total provision	$486	$680	$722

The foreign component of pretax earnings before elimination of intercompany transactions in fiscal 2006, 2005, and 2004 was approximately $320 million, $273 million, and $534 million, respectively. Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as we intend to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries at fiscal year-end 2006 and 2005 was approximately $790 million and $700 million, respectively. If the undistributed earnings were repatriated, the unrecorded deferred tax liability in fiscal 2006 and 2005 would be approximately $104 million and $80 million, respectively.

The difference between the effective income tax rate and the U.S. federal income tax rate is summarized as follows:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.1	3.5	2.7
Tax impact of foreign operations	2.3	2.3	2.0
Other	(2.0)	(2.9)	(1.1)

Effective Tax Rate	38.4%	37.9%	38.6%

Deferred tax assets (liabilities) consisted of the following:

($ in millions)	February 3, 2007	January 28, 2006
Deferred tax assets
Compensation and benefits accruals	$48	$44
Scheduled rent	116	117
Nondeductible accruals	81	77
Fair value of financial instruments included in accumulated other comprehensive earnings	—	1
Depreciation	17	—
Inventory capitalization and other adjustments	26	—
Other	57	62
State and foreign net operating losses (“NOL’s”)	48	67

Total deferred tax assets	393	368

NOL valuation allowance	(14)	(18)

Deferred tax liabilities
Fair value of financial instruments included in accumulated other comprehensive earnings	(10)	—
Depreciation	—	(17)
Other	(26)	(17)
Inventory capitalization and other adjustments	—	(3)

Total deferred tax liabilities	(36)	(37)

Net deferred tax assets	$343	$313

Current portion (included in other current assets)	$156	$109
Non-current portion (included in other assets)	187	204

Total	$343	$313

At February 3, 2007, we had $448 million of state and foreign net operating loss carryovers that could be utilized to reduce the tax liabilities of future years. A portion of the state and foreign net operating loss carryovers was reduced by a valuation allowance. The losses began to expire in fiscal 2007 with some loss carryovers having indefinite carryforward periods.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 is effective for fiscal 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings in the first quarter of 2007. Upon adoption, management estimates that the adjustment to retained earnings will not be material. This estimate is subject to revision as we complete our analysis.

NOTE 4. LEASES

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

For leases that contain predetermined fixed escalations of the minimum rentals, we recognize the related rental expense on a straight-line basis and record the difference between the recognized rental expense and amounts payable under the leases as deferred rent liability. The short-term portion of our deferred rent liability is recorded in accrued expenses and other current liabilities and the long-term portion of our deferred rent liability is recorded in lease incentives and other liabilities on the Consolidated Balance Sheets. The total deferred rent liability was $342 million at February 3, 2007 and January 28, 2006.

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

Tenant allowances received upon entering into certain store leases are recognized on a straight-line basis as a reduction to rent expense over the lease term. At February 3, 2007 and January 28, 2006, the short-term portion of the deferred credit was approximately $74 million and $70 million, respectively, and is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets. At February 3, 2007 and January 28, 2006, the long-term portion of the deferred credit was approximately $529 million and $525 million, respectively, and is included in lease incentives and other liabilities on the Consolidated Balance Sheets.

We expense all rental costs incurred during a construction period.

The aggregate minimum non-cancelable annual lease payments under leases in effect on February 3, 2007, are as follows:

Fiscal Year	($ in millions)
2007	$1,066
2008	1,000
2009	888
2010	724
2011	521
Thereafter	1,504

Total minimum lease commitment	$5,703

Rental expense, net of sublease income, for our operating leases was as follows:

($ in millions)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Minimum rentals	$924	$866	$819
Contingent rentals	127	139	148

Total	$1,051	$1,005	$967

NOTE 5. SUBLEASE LOSS RESERVE AND OTHER LIABILITIES

We have excess facility space as of February 3, 2007 as a result of our 2001 decision to consolidate and downsize corporate facilities in our San Francisco and San Bruno campuses. We record a sublease loss reserve for the net present value of the difference between the contract rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions.

In fiscal 2006 and 2004, we recorded a net sublease loss of $5 million and $15 million, respectively. In fiscal 2005, we released a net amount of $61 million of sublease loss reserve. We recorded a net sublease loss of $15 million in fiscal 2004. During the second fiscal quarter of 2005 we completed our assessment of available space and future office facility needs and decided that we would occupy one of our vacant leased properties in San Francisco. As a result, in the same quarter the sublease loss reserve of $58 million associated with this space at April 30, 2005 was reversed. The remaining reduction in the provision was related to our decision to occupy certain other office space. Sublease losses (reversals) are reflected in operating expenses in our Consolidated Statements of Income.

In June 2006, an Agreement of Purchase and Sale was executed with a buyer for our distribution center located in Brampton, Ontario, Canada. Upon completion of the sale in the third fiscal quarter of 2006, we recorded a gain of $3 million associated with the sale, which is included in operating expenses in our Consolidated Statements of Income.

Remaining cash expenditures associated with the headquarter facilities and stores sublease loss reserve are expected to be paid over the various remaining lease terms through 2018. Based on our current assumptions as of February 3, 2007, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $19 million for future rent. Our accrued liability related to the domestic headquarter and stores sublease loss charges of $42 million at February 3, 2007 was net of approximately $23 million of estimated sublease income to be generated from sublease contracts.

The reserve balances and activities are as follows:

($ in millions)	Sublease Loss Reserve	Severance and Outplacement	Total
Balance at January 31, 2004	$102	$—	$102
Additional provision, net	15	2	17
Cash payments	(23)		(23)

Balance at January 29, 2005	94	2	96

Additional provision (reversals), net	(61)	6	(55)
Cash payments	(19)	(6)	(25)

Balance at January 28, 2006	14	2	16

Additional provision, net	5	10	15
Cash payments	(6)	(5)	(11)

Balance at February 3, 2007	$13	$7	$20

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged during fiscal 2006 were the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial contracts for trading purposes.

Forward contracts used to hedge forecasted merchandise purchases are designated as cash-flow hedges. Our derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value determined using quoted market rates. These forward contracts are used to hedge forecasted merchandise purchases over approximately 12 months. Changes in the fair value of forward contracts designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold and occupancy expenses in the period which approximates the time the hedged merchandise inventory is sold. An unrealized loss of approximately $14 million, net of tax, has been recorded in accumulated other comprehensive earnings at February 3, 2007, and will be recognized in cost of goods sold over the next 12 to 18 months at the then current values, which can be different than year-end values. As a result, there were no material amounts reflected in fiscal 2006, 2005, or 2004 earnings resulting from hedge ineffectiveness. At February 3, 2007 and January 28, 2006, the fair value of these forward contracts was approximately $34 million and $14 million, respectively, in other current assets and $11 million and $18 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets.

Forward contracts used to hedge forecasted royalty payments are designated as cash-flow hedges. Our derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value determined using quoted market rates. The forward contracts are used to hedge forecasted royalty payments to occur at the end of the first quarter of 2007. Changes in the fair value of the forward contracts are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in operating expenses in the period which approximates the time the royalty payment is made. The unrealized loss, net of tax, recorded in accumulated other comprehensive earnings at February 3, 2007, is not material. As a result, there were no material amounts reflected in fiscal 2006 earnings resulting from hedge ineffectiveness. At February 3, 2007, the fair value of these forward contracts was not material.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. Forward contracts used to hedge intercompany transactions are designated as fair value hedges. At February 3, 2007 and January 28, 2006, the fair value of these forward contracts was approximately $0.1 million and $1 million, respectively, in other current assets and $8 million and $6 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets. Changes in the fair value of these foreign currency contracts, as well as the remeasurement of the underlying intercompany balances, are recognized in operating expenses in the same period and generally offset, thus resulting in no material amounts of ineffectiveness.

Periodically, we hedge the net assets of certain international subsidiaries to offset the foreign currency translation and economic exposures related to our investments in these subsidiaries. We have designated such hedges as net investment hedges. The changes in fair value of the hedging instruments are reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investments. At February 3, 2007 and January 28, 2006, we used a non-derivative financial instrument, an intercompany loan, to hedge the net investment of one of our subsidiaries. The net amount of the gain resulting from the fair value change of the hedging instrument included in accumulated other comprehensive earnings during fiscal 2006 and fiscal 2005 was $21 million and $9 million, respectively.

In addition, we use cross-currency interest rate swaps to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. At February 3, 2007 and January 28, 2006, the fair market value loss of the swaps was $0.2 million and $2 million, respectively, and is included in accrued expenses and other liabilities on the Consolidated Balance Sheets. We have designated such swaps as cash flow hedges to hedge the total variability in functional currency.

NOTE 7. COMMON STOCK

Common and Preferred Stock

The Board of Directors is authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued.

The Board of Directors is authorized to issue 30 million shares of one or more series of preferred stock, par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued.

Stock Repurchase Program

During fiscal 2006, we announced share repurchase authorizations totaling $1.25 billion through August 1, 2007. We repurchased approximately 58 million shares of our common stock for a total cost of approximately $1 billion, resulting in an average price per share of $17.97 including commissions.

During fiscal 2005, we repurchased approximately 99 million shares of our common stock at a total cost of approximately $2.0 billion, at an average price per share of $20.29 including commissions.

Dividends

In February 2006, we increased our annual dividend per share from $0.18 to $0.32 for fiscal 2006. Pursuant to this plan, a dividend of $0.08 per share was paid in April 2006, July 2006, October 2006, and January 2007. We intend to maintain our annual dividend of $0.32 for fiscal 2007.

NOTE 8. SHARE-BASED COMPENSATION

Stock Option and Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996, and amended and restated on January 28, 2003. The Board authorized 123 million shares for issuance under the 1996 Plan, which includes shares available under the Management Incentive Restricted Stock Plan and an earlier stock option plan established in 1981, both of which were superseded by the 1996 Plan. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). On May 9, 2006, the stockholders approved an increase in the number of shares available for grant under the 2006 Plan by the sum of (a) the number of shares that remained available for grant under the 2002 Stock Option Plan (the “2002 Plan”) as of January 24, 2006, the date of board approval of the 2006 Plan, and (b) any shares that otherwise would have been returned to the 2002 Plan after January 24, 2006, on account of the expiration, cancellation, or forfeiture of awards granted thereunder. The 2006 Plan empowers the Compensation and Management Development Committee of the Board of Directors (the “Committee”) to award compensation primarily in the form of nonqualified stock options or stock awards.

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

At February 3, 2007, we had reserved 144 million shares of our common stock for the issuance of common stock under our stock option and stock award plans. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, stock options generally vest over a four-year period, with shares becoming exercisable in equal annual installments of 25 percent. Stock awards generally vest over a four year period, and one share of common stock is issued for each stock award upon vesting.

Employee Stock Purchase Plan

Prior to December 1, 2006, under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees could purchase our common stock at 85 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the six-month purchase period. After December 1, 2006, eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase period. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1.6 million, 1.7 million, and 1.4 million shares issued under the plan during fiscal 2006, 2005, and 2004, respectively. All shares were issued from treasury stock. At February 3, 2007, there were 5 million shares reserved for future issuances.

Share-Based Compensation

On January 26, 2006, we accelerated the vesting of all stock options with an exercise price equal to or greater than $21 per share except options held by non-employee directors and performance-based options to purchase 1 million shares granted to our former Chief Executive Officer. Options to purchase approximately 15 million shares of common stock that were scheduled to vest from fiscal 2006 to 2009 were impacted by this action. Although these options became immediately exercisable, the exercise price did not change. The primary purpose of the accelerated vesting was to reduce total share-based compensation expense after the adoption of SFAS 123(R). There was no impact to our Consolidated Statement of Income in fiscal 2005.

On January 29, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), share-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was equal to the market value of the common stock on the grant date, in accordance with APB 25. As a result, the recognition of share-based compensation expense was generally limited to the expense attributed to discounted stock options and stock option modifications. Under the modified prospective transition method, compensation cost recognized in fiscal 2006 included: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” and b) compensation cost for all share-based awards granted subsequent to January 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In the fourth quarter of fiscal 2006, we elected the Simplified Method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation awards that were outstanding upon adoption of SFAS 123(R).

In December 2005, we finalized our Tender Offer (the “Offer”) to provide eligible employees, including certain executives, a voluntary opportunity to exchange outstanding, eligible options for new options and, if applicable, cash payments. Each eligible option granted had been granted with a per share exercise price that was below the fair market value on that option’s original date of grant. Due to Section 409A of the Internal Revenue Code and recently proposed regulations under Section 409A, neither of which were in effect or anticipated at the time these options were granted, these options likely would have resulted in income recognition by the optionee prior to exercise, an additional twenty percent (20%) income tax, and potential interest charges if they had remained outstanding. The Offer was instituted to allow employees holding eligible options the opportunity to avoid these unfavorable tax consequences by exchanging them for new options and preserve as closely as practicable the economic characteristics that were contemplated when the grants were originally made. In total, eligible options to purchase 1,968,525 shares of common stock were exchanged for new options with exercise prices greater than or equal to the original exercise price and with similar vesting periods. Compensation expense of $4 million was recognized in fiscal 2005 representing the incremental intrinsic value of the new awards and, for certain new options, the cash consideration.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options and ESPP shares. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123(R) and SEC guidance contained in SAB 107, “Share-Based Payment.” The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables. These variables include our expected stock price volatility over the term of the options and ESPP shares, the expected term based on projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Changes in these subjective assumptions can materially affect the estimate of fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Statements of Income.

The expected term represents the estimated time until exercise and is based on historical exercise patterns, which we believe are representative of future behavior. The expected term of employee stock purchase rights is the purchase period under each offering period. The expected volatility of our common stock is based on a combination of historical volatility of our stock for a period approximating the expected term and the implied volatility based on traded options of our stock. Prior to fiscal 2006, only historical volatility was considered. Dividend yield is based on our expected annual dividend payout for the current fiscal year. The risk-free interest rate is based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the awards.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. With the adoption of SFAS 123(R) at the beginning of our first fiscal quarter of 2006, we added “Share-Based Compensation” as a critical accounting policy and estimate.

The assumptions used to value stock options are as follows:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Expected term (in years)	4.8	4.1	3.7
Expected volatility	28.7%	35.5%	49.0%
Dividend yield	1.6%	0.9%	0.4%
Risk-free interest rate	4.6%	4.1%	3.2%

The weighted-average fair value of stock options granted during fiscal 2006, 2005, and 2004 was $5.07, $7.20, and $8.33 per share, respectively. The fair value of stock options that vested during fiscal 2006, 2005, and 2004 was $47 million, $222 million, and $93 million, respectively.

The assumptions used to value employee stock purchase rights are as follows:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Expected term (in years)	0.5	0.5	0.5
Expected volatility	25.1%	21.8%	25.8%
Dividend yield	1.4%	0.8%	0.4%
Risk-free interest rate	4.8%	4.1%	2.7%

The Committee also grants stock awards in the form of units. One share of common stock is issued for each unit where vesting is subject to continued service by the employee, or earned for each unit where vesting is immediate in the case of members of the Board of Directors (“Service Awards”). In some cases, Service Awards are granted after the achievement of certain performance metrics (“Performance Liability Awards”) and in other cases, a grant is made, whereby the vesting is subject to the achievement of certain performance metrics (“Performance Equity Awards”).

In accordance with SFAS 123(R), we recognize the estimated share-based compensation cost of Service Awards, net of estimated forfeitures. Prior to the adoption of SFAS 123(R), we recognized share-based compensation expense related to Service Awards based on actual forfeitures. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R). Because the adjustment was not material, it was recognized as a credit to operating expenses in the first quarter of fiscal 2006.

Also in accordance with SFAS 123(R), at the end of each reporting period, we evaluate the probability that the Performance Liability Awards will be granted. We record share-based compensation cost based on the value of our traded stock price and the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. In addition, we revalue the liability at the end of each reporting period and record an adjustment to share-based compensation as required, based on the value of our traded stock price and the probability that the performance metrics will be achieved. Upon achievement of the performance metrics, the Performance Liability Award is granted and becomes a Service Award. At that time, the associated liability is reclassified to stockholders’ equity.

We also evaluate the probability that the Performance Equity Awards will vest at the end of each reporting period. We record share-based compensation cost based on the grant-date fair value and the probability that the performance metrics will be achieved.

The weighted-average fair value of Service Awards and Performance Equity Awards granted during the fifty-three weeks ended February 3, 2007 was $18.37 and the weighted-average fair value of Service Awards granted during the fifty-two weeks ended January 28, 2006 was $21.73 per share. During fiscal 2005 and 2004, there were no Performance Equity Awards granted. During fiscal 2004, there were no Service Awards granted. During fiscal 2006, 2005 and 2004, no Performance Liability Awards were granted.

The fair value of Service Awards that vested during the fifty-three weeks ended February 3, 2007 was $10 million. During fiscal 2005 and 2004, no Service Awards vested. During fiscal 2006, 2005 and 2004, no Performance Liability Awards or Performance Equity Awards vested.

As required by SFAS 123(R), the estimated fair value of our stock options and Service Awards granted prior to the adoption of SFAS 123(R), less expected forfeitures, will continue to be amortized based on an accelerated recognition method. The estimated fair value of our stock options and awards granted after the adoption of SFAS 123(R), less expected forfeitures, with time-based service conditions are being amortized on a straight-line basis, while those that were granted or earned with performance conditions are being amortized on an accelerated basis.

Total share-based compensation expense recognized in the Consolidated Statements of Income for the fifty-three weeks ended February 3, 2007 was $33 million, net of related tax effects of $21 million. Total cash paid related to Tender Offer awards for the fifty-three weeks ended February 3, 2007 and fifty-two weeks ended January 28, 2006, was $6 million and $4 million, respectively. At February 3, 2007, there was $49 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested share-based compensation that is expected to be recognized over a weighted-average period of 3 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures. There was no share-based compensation capitalized as of or during the fifty-three weeks ended February 3, 2007.

There were no material modifications made to our outstanding stock options, Service Awards or Performance Awards in fiscal 2006.

General Stock Option Information

Under our stock option plans, nonqualified options to purchase common stock are granted to officers, directors, eligible employees and consultants at exercise prices equal to the fair market value of the stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.

The following table summarizes stock option activity for our stock option plans:

	Shares	Weighted-Average Exercise Price
Balance at January 28, 2006	75,982,500	$20.03
Granted	6,361,425	18.18
Exercised	(13,399,621)	12.37
Forfeited/Canceled/Expired	(16,750,073)	23.03

Balance at February 3, 2007	52,194,231	20.81

The aggregate intrinsic value of options exercised during fiscal 2006, 2005, and 2004 was $87 million, $56 million, and $80 million, respectively.

The following table summarizes additional information about stock options outstanding and exercisable at February 3, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at February 3, 2007	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares at February 3, 2007	Weighted-Average Exercise Price
$2.85 –14.27	11,835,646	5.30	$13.08	9,392,524	$13.21
14.29 –18.26	9,127,538	7.49	17.16	3,572,875	16.36
18.29 –21.55	16,677,611	6.54	20.94	13,582,473	21.05
21.60 –24.36	8,885,850	6.03	22.85	8,840,850	22.85
24.44 –47.50	5,665,186	3.15	39.25	5,665,186	39.25
49.53 –49.53	2,400	3.01	49.53	2,400	49.53

$2.85 –49.53	52,194,231	5.97	20.81	41,056,308	21.75

The aggregate intrinsic value of options outstanding and options exercisable at February 3, 2007 was $94 million and $68 million, respectively. Options exercisable at February 3, 2007 had a weighted-average remaining contractual life of 5.42 years.

The following table summarizes unvested Service Award and Performance Equity Award activity:

	Shares	Weighted-Average Grant-Date Fair Value Price
Balance at January 28, 2006	2,106,686	$21.65
Granted	4,219,239	18.37
Vested	(517,633)	21.39
Forfeited	(891,519)	19.61

Balance at February 3, 2007	4,916,773	19.23

The aggregate intrinsic value of unvested Service Awards and Performance Equity Awards at February 3, 2007 was $95 million. Service Awards and Performance Equity Awards at February 3, 2007 had a weighted-average remaining contractual life of 3 years.

NOTE 9. EMPLOYEE BENEFIT PLANS

We have a qualified defined contribution retirement plan, called GapShare, which is available to employees who meet certain age and service requirements. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the plan, we match in cash all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our contributions to GapShare in fiscal 2006, 2005, and 2004 were approximately $35 million, $33 million, and $31 million, respectively.

A nonqualified Executive Deferred Compensation Plan (the “Plan”) was established on January 1, 1999, and allows eligible employees to defer compensation up to a maximum amount. We do not match any employees’ contributions under this Plan. As of February 3, 2007 and January 28, 2006, the asset and liability relating to the Plan was approximately $22 million and $22 million, and $24 million and $30 million, respectively. The asset is classified in other assets and the liability is classified in lease incentives and other liabilities in the Consolidated Balance Sheets. This Plan was frozen for additional contributions effective December 31, 2005.

A nonqualified Supplemental Deferred Compensation Plan established on January 1, 2006, replaced the Plan and allows eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. As of February 3, 2007 and January 28, 2006, the asset and liability relating to this Plan was not material. We match in cash all or a portion of employees’ contributions under a predetermined formula. Our contributions to this Plan in fiscal 2006 were $0.3 million. We do not match non-employee members of the Board of Directors contributions under the plan.

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which includes certain stock options and unvested shares of stock options and Service Awards, calculated using the treasury stock method, and convertible notes which are potentially dilutive at certain earnings levels calculated using the if-converted method. The following summarizes the incremental shares from the potentially dilutive securities:

($ in millions, shares in thousands)	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended January 29, 2005
Net earnings—basic	$778	$1,113	$1,150
Add: Interest on convertible notes	—	8	49

Net earnings—diluted	$778	$1,121	$1,199

Weighted-average number of shares—basic	831,087	881,058	893,357
Incremental shares from:
Stock options and Service Awards	4,886	8,240	12,244
Senior convertible notes	—	13,008	85,521

Weighted-average number of shares—diluted	835,973	902,306	991,122

Earnings per share—basic	$0.94	$1.26	$1.29
Earnings per share—diluted	$0.93	$1.24	$1.21

The above computations of weighted-average shares for diluted earnings per share exclude options to purchase 42 million, 44 million, and 33 million shares of common stock for fiscal 2006, 2005, and 2004, respectively, because the exercise price was greater than the average market price of the company’s common stock during the period and, therefore, the effect is antidilutive.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In January 2006, we entered into a non-exclusive services agreement with International Business Machines Corporation (“IBM”). Under the services agreement, IBM operates certain aspects of our information technology infrastructure that had been previously operated by us. The services agreement has an initial term of ten years, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. Based on the currently projected service needs, we expect to pay approximately $1.1 billion to IBM over the initial 10-year term. We paid approximately $118 million to IBM during 2006 and expect to pay $1 billion over the remaining nine years of the contract.

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

We have applied the measurement and disclosure provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” to our agreements that contain guarantee and certain indemnification clauses. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under the guarantee. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. As of February 3, 2007, we did not have any material guarantees that were issued or modified subsequent to December 31, 2002.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $58 million as of February 3, 2007, of which $5 million has already cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. If the outcome of an action is expected to result in a loss that is considered probable and reasonably estimable, we will record a liability for the estimated loss.

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

NOTE 12. RELATED PARTY TRANSACTIONS

We generally use a competitive bidding process for construction of new stores, expansions, relocations and major remodels (major store projects). In addition, we utilize a construction industry standard stipulated sum, non-exclusive agreement with our general contractors. Fisher Development, Inc. (“FDI”), a company that is wholly owned by the brother of Donald G. Fisher, Founder and Chairman Emeritus, and the brother’s immediate family, is one of our qualified general contractors. The stipulated sum agreement sets forth the terms under which our general contractors, including FDI, may act in connection with our construction activities. We paid to FDI approximately $2 million, $21 million, and $8 million in fiscal 2006, 2005, and 2004, respectively. There were no amounts due to FDI at February 3, 2007, and at January 28, 2006 the amounts due to FDI were approximately $1 million on our Consolidated Balance Sheets. The Audit and Finance Committee of the Board reviews this relationship periodically.

In October 2001, the Audit and Finance Committee of the Board reviewed and approved the terms of agreements to lease to Doris F. Fisher, Director, and Donald G. Fisher a total of approximately 26,000 square feet of space in our One Harrison and Two Folsom San Francisco headquarter locations to display portions of their personal art collection. The agreements provide for base rent ranging from $30.00 to $42.35 per square foot per year over a 15-year term. Our Consolidated Statements of Income includes rental income from this leased space of approximately $0.9 million for fiscal years 2006, 2005, and 2004. We believe that these rental rates were at least competitive when the agreements were entered into. The agreements also provide us and our employees significant benefits, including use of the space on a regular basis for corporate functions at no charge.

NOTE 13. SEGMENT INFORMATION

We are primarily engaged in selling retail apparel through stores in North America, Europe and Asia. We identify our operating segments according to how operations are managed. Our operating segments include Gap North America, Banana Republic North America, Old Navy North America, International, Forth & Towne, Outlet and Direct. Our stores sell merchandise under the Gap, Old Navy, Banana Republic, and Forth & Towne brand names. We consider our operating segments to be similar in terms of economic characteristics, production processes, and operations, and have aggregated them into a single reporting segment. We do not report Forth & Towne separately as it does not meet the quantitative threshold requirements of SFAS 131, “Disclosure about Segments of an Enterprise and Related Information.”

Net Sales

($ in millions) 53 Weeks Ended February 3, 2007		Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	Stores	$4,494	$6,042	$2,251	$20	$12,807	80%
	Direct (Online)	261	345	117	7	730	5%
Canada	Stores	379	442	119	—	940	6%
Europe	Stores	792	—	—	—	792	5%
Asia	Stores	581	—	61	—	642	4%
Other Regions (2)		—	—	—	32	32	0%

Total Company		$6,507	$6,829	$2,548	$59	$15,943	100%

52 Weeks Ended January 28, 2006
U.S. (1)	Stores	$4,767	$6,153	$2,100	$5	$13,025	81%
	Direct (Online)	233	268	91	3	595	4%
Canada	Stores	409	435	96	—	940	6%
Europe	Stores	825	—	—	—	825	5%
Asia	Stores	603	—	14	—	617	4%
Other Regions (2)		—	—	—	21	21	0%

Total Company		$6,837	$6,856	$2,301	$29	$16,023	100%

52 Weeks Ended January 29, 2005
U.S. (1)	Stores	$5,096	$6,126	$2,099	$—	$13,321	82%
	Direct (Online)	236	236	91	—	563	4%
Canada	Stores	414	385	79	—	878	5%
Europe	Stores	879	—	—	—	879	5%
Asia	Stores	591	—	—	—	591	4%
Other Regions (2)		24	—	—	11	35	0%

Total Company		$7,240	$6,747	$2,269	$11	$16,267	100%

(1)	U.S. includes the United States and Puerto Rico.
(2)	Other Regions include our wholesale business and our franchise business beginning September 2006.

(3)	Other includes Forth & Towne beginning August 2005, our franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct ended July 2006.

Long-lived assets of our international operations, including Canada, were $557 million and $601 million, and represented 16 percent and 17 percent of our long-lived assets for both fiscal 2006 and 2005, respectively.

NOTE 14. SUBSEQUENT EVENTS

On February 26, 2007, we announced that we will close our Forth & Towne stores. We plan to close all 19 stores by the end of June 2007, and anticipate that the pre-tax expenses associated with the closure of Forth & Towne will be approximately $40 million, which consists primarily of long-term asset and facilities-related costs, severance and outplacement costs, inventory write-offs, and administrative and other costs. We anticipate that these expenses will be recognized primarily over the first and second quarters of fiscal 2007, but that certain cash payments associated with facilities-related costs will be paid in later periods over the various remaining lease terms.

On March 1, 2007, we announced that we will convert the Old Navy Outlet stores into Old Navy stores. We expect the conversion to be completed by October 2007.

As part of our on-going assessment of our network capacity, we also made the decision in February 2007 to close a distribution facility in Hebron, Kentucky. The expenses associated with converting the Old Navy Outlet stores and closing the distribution center are expected to be approximately $6 million in fiscal 2007.

NOTE 15. QUARTERLY	INFORMATION (UNAUDITED)

The following quarterly data are derived from our Consolidated Statements of Income:

($ in millions except per share amounts)	13 Weeks Ended April 29, 2006	13 Weeks Ended July 29, 2006 (a)	13 Weeks Ended Oct. 28, 2006	14 Weeks Ended February 3, 2007	53 Weeks Ended February 3, 2007 (a)
Fiscal 2006
Net sales	$3,441	$3,716	$3,856	$4,930	$15,943
Gross profit	1,382	1,223	1,441	1,603	5,649
Net earnings	242	128	189	219	778
Earnings per share-basic	0.28	0.15	0.23	0.27	0.94
Earnings per share-diluted	0.28	0.15	0.23	0.27	0.93

	13 Weeks Ended April 30, 2005	13 Weeks Ended July 30, 2005 (b)	13 Weeks Ended Oct. 29, 2005 (c)	13 Weeks Ended January 28, 2006 (d)	52 Weeks Ended January 28, 2006 (b), (c), (d)
Fiscal 2005
Net sales	$3,626	$3,716	$3,860	$4,821	$16,023
Gross profit	1,481	1,385	1,363	1,640	5,869
Net earnings	291	272	212	338	1,113
Earnings per share-basic	0.33	0.30	0.24	0.39	1.26
Earnings per share-diluted	0.31	0.30	0.24	0.39	1.24

(a)	During the second quarter of fiscal 2006, we recognized approximately $31 million relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards. During fiscal 2006, we recorded a charge of approximately $32 million in impairment of long-lived assets.
(b)	During the second quarter of fiscal 2005, we released approximately $58 million of our sublease loss reserve related to properties in San Francisco that we now occupy.
(c)	During the third quarter of fiscal 2005, we reclassified approximately $30 million of certain year to date sourcing expenses from operating expenses to cost of goods sold and occupancy expenses. These sourcing expenses were primarily comprised of payroll and benefit expenses for our wholly owned agent offices. Fiscal 2005 impact of this reclassification was approximately $42 million. This reclassification had no impact on net earnings.
(d)	During the fourth quarter of fiscal 2005, we recorded approximately $50 million in cost of goods sold and occupancy expenses representing the cumulative impact of amortizing our key money balance from fiscal 1995 through the end of fiscal 2005.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of February 3, 2007, our internal control over financial reporting is effective. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement. See also Item 1 above in the section entitled “Executive Officers of the Registrant.”

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee” and “Executive Compensation and Related Information” in the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Equity Plan Compensation Information” and “Beneficial Ownership of Shares” in the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Director Independence” in the 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: March 30, 2007	By	/s/ ROBERT J. FISHER
President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2007	By	/s/ BYRON H. POLLITT, JR.
Byron H. Pollitt, Jr. Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	By	/s/ HOWARD P. BEHAR
Howard P. Behar, Director

Date: March 30, 2007	By	/s/ ADRIAN D. P. BELLAMY
Adrian D. P. Bellamy, Director

Date: March 30, 2007	By	/s/ DOMENICO DE SOLE
Domenico De Sole, Director

Date: March 30, 2007	By	/s/ DONALD G. FISHER
Donald G. Fisher, Director

Date: March 30, 2007	By	/s/ DORIS F. FISHER
Doris F. Fisher, Director

Date: March 30, 2007	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date: March 28, 2007	By	/S/ PENELOPE L. HUGHES
Penelope L. Hughes, Director

Date: March 30, 2007	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date: March 30, 2007	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date: March 30, 2007	By	/s/ JAMES M. SCHNEIDER
James M. Schneider, Director

Date: March 30, 2007	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date: March 30, 2007	By	/s/ KNEELAND YOUNGBLOOD
Kneeland Youngblood, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Registrant’s Amended and Restated Bylaws (effective November 30, 2005), filed as Exhibit 3(ii) to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.1	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.2	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.3	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.4	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.5	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.6	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.5 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.7	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.6 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.8	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.7 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.9	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.8 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.10	Master Services Agreement between Registrant and IBM, dated as of January 13, 2006, filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.(1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.11	Executive Management Incentive Compensation Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.12	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.13	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.14	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.15	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.16	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.17	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.18	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.19	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.20	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.21	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.22	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.23	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.24	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.25	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.26	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.27	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.28	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.29	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.30	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.31	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.32	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.33	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.34	Form of Nonqualified Stock Option Agreement for Paul Pressler under the Company’s 1996 Stock Option and Award Plan, dated September 25, 2002, filed as Exhibit 10.43 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.

10.35	Form of Nonqualified Stock Option Agreement for Paul Pressler under the company’s 1996 Stock Option and Award Plan filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 1, 2004, Commission File No. 1-7562.

10.36	Form of Nonqualified Stock Option Agreement for Employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.37	Form of Restricted Stock Agreement under Registrant’s 1996 Stock Option and Award Plan filed, as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.38	Form of Restricted Stock Agreement effective February 2, 2002 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.20 to Registrant’s Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.39	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.40	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.41	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.42	Form of Stock Award Agreement for Paul Pressler under the Company’s 1996 Stock Option Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.43	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.44	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.45	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.46	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.47	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.48	Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.49	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.50	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.51	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.52	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.53	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.54	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.55	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.56	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.57	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.58	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.59	Nonemployee Director Deferred Compensation Plan—Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.60	Nonemployee Director Deferred Compensation Plan—Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.61	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.62*	Amendment Number 1 to Registrant’s 2006 Long-Term Incentive Plan.

10.63	Form of Non-qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.64	Form of Stock Award Agreement for Executive under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2007, Commission File No. 1-7562.

10.65	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.66	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.67	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.68	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended July 29, 2006, Commission File No. 1-7562.

10.69	Employment Agreement dated as of September 25, 2002 by and between Paul S. Pressler and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on September 26, 2002, Commission File No. 1-7562.

10.70	Amendment dated January 22, 2007 to Employment Agreement dated September 25, 2002 by and between Paul S. Pressler and the Company, filed as Exhibit 99.3 to Registrant’s Form 8-K on January 22, 2007, Commission File No. 1-7562.

10.71	Offer Letter dated as of October 8, 2003 by and between The Gap, Inc. and Nick Cullen, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2003, Commission File No. 1-7562.

10.72	Agreement dated as of September 28, 2004 and confirmed on September 30, 2004 by and between Gary Muto and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on October 6, 2004, Commission File No. 1-7562.

10.73	Agreement with Anne B. Gust entered into on April 13, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 14, 2005, Commission File No. 1-7562.

10.74	Agreement dated as of and confirmed on April 15, 2005 by and between Cynthia Harriss and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on April 19, 2005, Commission File No. 1-7562.

10.75	Agreement with Jenny J. Ming entered into as of July 10, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 11, 2006, Commission File No. 1-7562.

10.76	Summary of Non-employee Director Compensation, filed as Exhibit 10.77 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.

10.77	Summary of Non-employee Director Compensation effective May 2006, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.78	Summary of Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.79	Summary of Changed Name Executive Officer Compensation Arrangements, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 17, 2006, Commission File No. 1-7562.

10.80	Summary of Changed Named Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 28, 2006, Commission File No. 1-7562.

10.81	Cash Payments in Connection with December 2005 Option Exchange, filed as Exhibit 10.81 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.

12*	Statement Regarding Computation of Ratios

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 28, 2005, Commission File No. 1-7562.

21*	Subsidiaries of Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Furnished herewith
(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.