Form 10-Q
period 2007-05-05
GAP INC
filed 2007-06-12
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended May 5, 2007

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

Common Stock, $0.05 par value, 815,925,471 shares as of June 8, 2007

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in millions except par value, shares in thousands)	May 5, 2007 (Unaudited)	February 3, 2007 (Audited)	April 29, 2006 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,222	$2,030	$1,822
Short-term investments	522	570	999
Restricted cash	43	44	49
Merchandise inventory	1,814	1,796	1,906
Other current assets	680	589	570

Total current assets	5,281	5,029	5,346

Property and equipment, net of accumulated depreciation of $4,079, $3,938, and $3,862	3,153	3,197	3,205
Other assets	415	318	348

Total assets	$8,849	$8,544	$8,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$326	$325	$—
Accounts payable	1,070	1,109	1,236
Accrued expenses and other current liabilities	802	822	788
Income taxes payable	70	16	154

Total current liabilities	2,268	2,272	2,178

Long-term liabilities:
Long-term debt	188	188	513
Lease incentives and other liabilities	1,066	910	929

Total long-term liabilities	1,254	1,098	1,442

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.05 par value
Authorized 2,300,000 shares; Issued 1,094,595, 1,092,574, and 1,082,363 shares; Outstanding 816,295, 813,870 and 838,682 shares	55	55	54

Additional paid-in capital	2,663	2,631	2,448
Retained earnings	8,755	8,646	8,307
Accumulated other comprehensive earnings	83	77	70
Treasury stock, at cost (278,300, 278,704, and 243,681 shares)	(6,229)	(6,235)	(5,600)

Total stockholders’ equity	5,327	5,174	5,279

Total liabilities and stockholders’ equity	$8,849	$8,544	$8,899

See Notes to the Condensed Consolidated Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

($ in millions except per share amounts, shares in thousands)	13 Weeks Ended May 5, 2007		13 Weeks Ended April 29, 2006
Net sales	$3,558		$3,441
Cost of goods sold and occupancy expenses	2,204		2,059

Gross profit	1,354		1,382
Operating expenses	1,094		1,009
Interest expense	10		10
Interest income	(33)		(31)

Earnings before income taxes	283		394
Income taxes	105		152

Net earnings	$178		$242

Weighted average number of shares - basic	815,401		852,739
Weighted average number of shares - diluted	818,682		860,681

Earnings per share - basic	$0.22		$0.28
Earnings per share – diluted	$0.22		$0.28

Cash dividends per share	$0.08	(a)	$0.08	(a)

See Notes to the Condensed Consolidated Financial Statements.

(a)	Includes a dividend of $0.08 per share declared and paid in the quarter.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Cash Flows from Operating Activities:
Net earnings	$178	$242
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	134	135
Share-based compensation	11	8
Tax benefit from exercise of stock options and vesting of service awards	2	6
Excess tax benefit from exercise of stock options and vesting of service awards	(2)	(2)
Other non-cash items	33	1
Deferred income taxes	(123)	(23)
Changes in operating assets and liabilities:
Merchandise inventory	(9)	(203)
Other assets	(93)	(70)
Accounts payable	(61)	90
Accrued expenses and other current liabilities	(31)	47
Income taxes payable, net of prepaid income taxes	75	81
Lease incentives and other liabilities	167	4

Net cash provided by operating activities	281	316

Cash Flows from Investing Activities:
Purchase of property and equipment	(122)	(91)
Purchases of short-term investments	(345)	(565)
Maturities of short-term investments	393	518
Change in restricted cash	1	6
Change in other assets	6	4

Net cash used for investing activities	(67)	(128)

Cash Flows from Financing Activities:
Proceeds from share-based compensation	30	40
Purchase of treasury stock	—	(382)
Excess tax benefit from exercise of stock options and vesting of service awards	2	2
Cash dividends paid	(65)	(68)

Net cash used for financing activities	(33)	(408)

Effect of exchange rate fluctuations on cash	11	7

Net increase (decrease) in cash and equivalents	192	(213)

Cash and equivalents at beginning of period	2,030	2,035

Cash and equivalents at end of period	$2,222	$1,822

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12	$13
Cash paid during the period for income taxes	$19	$86

(a)	Depreciation and amortization includes the amortization of lease incentives of $20 million and $19 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

See Notes to the Condensed Consolidated Financial Statements.

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 5, 2007 and April 29, 2006, and the condensed consolidated statements of income and cash flows for the thirteen weeks ended May 5, 2007 and April 29, 2006 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statements of income and cash flows at May 5, 2007 and April 29, 2006 and for all periods presented. The condensed consolidated balance sheet as of February 3, 2007 has been derived from our audited consolidated financial statements.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 3, 2007.

The results of operations for the thirteen weeks ended May 5, 2007 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending February 2, 2008.

2.	COMPREHENSIVE EARNINGS

Our comprehensive earnings are comprised of net earnings, adjusted for foreign currency translation and fluctuations in fair market value of financial instruments related to foreign currency hedging activities, net of tax. Other comprehensive earnings are excluded from net earnings and reported as a separate component of stockholders’ equity.

Comprehensive earnings, net of taxes, is comprised of:

($ in millions)	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Net earnings	$178	$242
Adjustments for foreign currency translation	23	27
Adjustments for fluctuations in fair market value of financial instruments, net of taxes of $9 and $8	(11)	(12)

Comprehensive earnings	$190	$257

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 will be applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, will not require any new fair value measurements. SFAS 157 will be effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial position, cash flows and results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of SFAS 159 will have on our financial position, cash flows and results of operations.

4.	DEBT AND CREDIT FACILITY

Our 6.90 percent notes payable of $326 million are due September 2007 and have been classified as current maturities of long-term debt in our condensed consolidated balance sheet. In addition, the remaining balance of our 8.80 percent notes payable of $138 million due December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of prior fiscal year changes to our long-term senior unsecured credit ratings, the interest payable by us on the 2008 Notes was 9.80 percent per annum, effective December 15, 2006. In the first quarter of fiscal year 2007, our credit rating was further downgraded which will increase the interest payable by us on the 2008 Notes to 10.05 percent per annum effective June 15, 2007. Our 6.25 percent notes payable of $50 million are due March 2009.

As of May 5, 2007, we had $150 million in trade letters of credit issued under our letter of credit agreements totaling $500 million. There were no drawings under our $750 million revolving credit facility as of May 5, 2007.

On May 18, 2007, we reduced our $750 million revolving credit facility to $500 million and extended the facility through August 2012. We also canceled two of our four $125 million, 3-year letter of credit agreements, subject to our satisfaction of any remaining letters of credit issued thereunder, and extended the remaining facilities through May 2010, effectively reducing our dedicated letter of credit lines to $250 million.

5.	CLOSURE OF FORTH & TOWNE AND OTHER OPERATING CHARGES

Closure of Forth & Towne

On February 26, 2007, we announced that we will close our Forth & Towne store locations. The decision to take this action resulted from a thorough analysis of the concept, which revealed that it was not demonstrating enough potential to deliver an acceptable long-term return on investment. We notified affected employees of this decision on February 26, 2007 and we plan to close all 19 stores by the end of June 2007. For the thirteen weeks ended May 5, 2007, we recognized $37 million of charges related to the future closure of Forth & Towne, consisting of $29 million related to the impairment of long-lived assets, $4 million of employee severance, $3 million of administrative and other costs, and $1 million of inventory write-offs. The closure of Forth & Towne will result in a reduction in our workforce of approximately 550 employees. We expect to incur an additional $5-10 million of closure charges in the second and third quarters of fiscal year 2007, primarily consisting of lease related expenses. We anticipate that most cash payments for these charges will be made by the third quarter of fiscal year 2007 except for those cash payments associated with certain leases, which will be paid over the various remaining lease terms through 2017 unless we are successful in negotiating settlements with the respective landlords, or we are able to assign these leases or sublease these locations to third parties. Inventory write-offs have been recorded in cost of goods sold and occupancy expenses and all other charges related to the closure of Forth & Towne have been recorded in operating expenses in our condensed consolidated statement of income.

Other Operating Charges

As part of our ongoing assessment of our network capacity, we made the decision in February 2007 to close a distribution facility in Hebron, Kentucky. We expect the closure to be completed by December 2007. In addition, in order to drive improved returns and to leverage our existing retail channel, in March 2007 we announced that we intend to convert approximately 45 Old Navy Outlet stores into Old Navy stores. We expect the conversion to be completed by October 2007. For the thirteen weeks ended May 5, 2007, the charges recognized related to converting the Old Navy Outlet stores and closing the distribution facility were not material and we do not expect future expenses to be material.

We have excess facility space as of May 5, 2007 and have recorded a sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease losses (reversals) are reflected in operating expenses in our consolidated statements of income.

For the thirteen weeks ended May 5, 2007, we recorded a net sublease loss of $2 million primarily related to excess headquarter space in San Francisco. Remaining cash expenditures associated with our sublease loss reserve are expected to be paid over the various remaining lease terms through 2018. Based on our current assumptions as of May 5, 2007, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $21 million for future rent.

In addition to the $4 million of employee severance related to Forth & Towne, for the thirteen weeks ended May 5, 2007, we recorded $5 million of employee severance related to other organizational changes. Subsequent to the end of the first quarter, we recorded an additional $8 million of employee severance related to organizational changes.

Sublease Loss and Accrued Severance Costs

The balances and activity for our sublease loss reserve and accrued severance are as follows:

($ in millions)	Sublease Loss Reserve	Accrued Severance	Total
Balance at February 3, 2007	$13	$7	$20
Additional provision, net	2	9	11
Cash payments	(1)	(2)	(3)

Balance at May 5, 2007	$14	$14	$28

6.	INCOME TAXES

On February 4, 2007, we adopted FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. (“SFAS”) 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The cumulative effects of applying this interpretation have been recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to short-term and long-term income tax assets and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007. Included in the cumulative effect decrease at the beginning of fiscal year 2007, we had $135 million of total gross unrecognized tax benefits. Of this total, $50 million, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also, as of the adoption date, we had accrued interest expense of $27 million related to the unrecognized tax benefits. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses in our condensed consolidated statements of income.

During the thirteen weeks ended May 5, 2007, the total gross unrecognized tax benefits did not change materially.

We conduct business globally and, as a result, file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Hong Kong, Japan, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 1997. We do not anticipate that total gross unrecognized tax benefits will significantly change as a result of the settlement of audits or the expiration of statutes of limitations within the next 12 months.

Pursuant to the guidance provided in Accounting Principles Board Opinion No. (“APB”) 23 and SFAS 109, except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we have intended to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. In April 2007, we assessed the anticipated cash needs and overall financial position of our Canadian subsidiaries. As a result, we have determined that we no longer intend to utilize $88 million of the undistributed earnings of our Canadian subsidiaries in foreign operations indefinitely. Accordingly, we have established a deferred tax asset for U.S. income taxes with respect to this portion of the undistributed earnings of our Canadian subsidiaries as of May 5, 2007 and have recorded a related tax benefit of $3 million. We intend to utilize the remainder of the undistributed earnings of our foreign subsidiaries in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so.

7.	COMMON STOCK

Stock Repurchase Program

During fiscal year 2006, we announced share repurchase authorizations totaling $1.25 billion, of which $200 million remains available as of May 5, 2007. For the thirteen weeks ended May 5, 2007 there were no share repurchases. For the thirteen weeks ended April 29, 2006, we repurchased 22 million shares for approximately $389 million, of which $382 million was paid by the end of the quarter.

Dividends

During fiscal year 2006, we increased our annual dividends, which had been $0.18 per share for fiscal year 2005, to $0.32 per share for fiscal year 2006. We paid a dividend of $0.08 per share in the first quarter of fiscal year 2007 and the first quarter of fiscal year 2006.

8.	SHARE-BASED COMPENSATION

On January 29, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective transition method and, accordingly, recorded share-based compensation expense of $11 million and $8 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. Share-based compensation expense is classified as operating expenses in our condensed consolidated statements of income.

The following table summarizes stock option activity for our stock option plans:

	Shares	Weighted- Average Exercise Price
Balance at February 3, 2007	52,194,231	$20.81
Granted	201,420	19.22
Exercised	(1,605,117)	14.28
Forfeited/Canceled/Expired	(3,844,883)	21.57

Balance at May 5, 2007	46,945,651	20.96

The weighted-average fair value of stock options granted during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $5.64 and $4.96 per share, respectively.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate.

The weighted average assumptions used to value option grants are as follows:

	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Expected term (in years)	5.2	4.6
Expected volatility	29.5%	29.2%
Risk-free interest rate	4.5%	4.6%
Dividend yield	1.6%	1.6%

In addition to stock options, we also grant stock awards in the form of units. One share of common stock is issued for each unit where vesting is subject to continued service by the employee, or earned for each unit where vesting is immediate in the case of members of the Board of Directors (“Service Awards”). In some cases, Service Awards are granted after the achievement of certain performance metrics (“Performance Liability Awards”) and in other cases, a grant is made, whereby the vesting is subject to the achievement of certain performance metrics (“Performance Equity Awards”).

The following table summarizes unvested Service Award and Performance Equity Award activity:

	Shares	Weighted-Average Grant-Date Fair Value Price
Balance at February 3, 2007	4,916,773	$19.23
Granted	3,302,573	18.15
Vested	(682,187)	19.72
Forfeited	(449,482)	18.46

Balance at May 5, 2007	7,087,677	18.50

9.	EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options and Service Awards, calculated using the treasury stock method. The following table summarizes the incremental shares from the potentially dilutive securities:

(in thousands)	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Weighted-average number of shares-basic	815,401	852,739

Incremental shares resulting from stock options and Service Awards	3,281	7,942

Weighted-average number of shares-diluted	818,682	860,681

The above computations of weighted-average shares for diluted earnings per share exclude options to purchase 34 million and 45 million shares of common stock for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. The calculated amounts have been excluded because the exercise price was greater than the average market price of the Company’s common stock during the period and, therefore, the effect is antidilutive.

10.	COMMITMENTS AND CONTINGENCIES

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements and various other agreements. Under these contracts we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $58 million as of May 5, 2007, of which $5 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) the timing and expenses related to the Forth & Towne closure, the closure of a distribution facility in Kentucky, and the conversion of Old Navy Outlet stores into Old Navy stores; (ii) the total net loss for Forth & Towne for fiscal year 2007; (iii) the amount of future lease payments net of sublease income; (iv) changes in total gross unrecognized tax benefits within the next 12 months; (v) the utilization or repatriation of undistributed earnings of foreign subsidiaries; (vi) expected term and volatility for share-based compensation; (vii) the impact of losses under contractual indemnifications; (viii) the maximum exposure and cash collateralized balance for reinsurance pool in future periods; (ix) the impact of various proceedings, lawsuits, disputes and claims; (x) interest expense for fiscal year 2007; (xi) effective tax rate for fiscal year 2007; (xii) year over year change in inventory per square foot at the end of the second and third quarters of fiscal year 2007; (xiii) capital expenditures (net purchases of property and equipment) in fiscal year 2007; (xiv) number of new store openings and store closings in fiscal year 2007; (xv) net square footage change in fiscal year 2007; (xvi) net cash provided by operating activities in fiscal year 2007; (xvii) free cash flow in fiscal year 2007; (xviii) the amount of cash to be kept on our balance sheet; and (xix) the amount of our annual dividend for fiscal year 2007 and increases over time.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that subsequent events may occur that require adjustments to our unaudited financial statements; the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the U.S. and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in the our credit ratings may have a negative impact on our financing costs and structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 12, 2007 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Our Business

We are a global specialty retailer operating retail, outlet and online stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Old Navy, Banana Republic, Piperlime, and Forth & Towne brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have announced franchise agreements with unaffiliated franchisees to operate Gap or Gap and Banana Republic stores in Bahrain, Indonesia, Kuwait, Malaysia, Oman, Qatar, Saudi Arabia, Singapore, South Korea, Turkey and United Arab Emirates. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers may shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

Overview

Net sales were $3.6 billion for the first quarter of 2007 compared with $3.4 billion for the first quarter of 2006, and comparable store sales decreased 4 percent and 9 percent, respectively. Note that due to the 53rd week in fiscal year 2006, first quarter 2007 comparable store sales are compared with the thirteen-week period ended May 6, 2006. While we saw progress in certain product categories such as dresses and shorts, overall response to our Spring products was mixed. Gross margin decreased 2.1 percentage points for the first quarter of fiscal year 2007 from the prior year comparable period due to lower merchandise margins, primarily driven by Gap brand, combined with higher occupancy costs as a percent of sales. Our online net sales for the first quarter of fiscal year 2007 were $195 million compared with $159 million in the prior year. Net earnings were $178 million for the first quarter of fiscal year 2007, 26 percent lower than the prior year comparable period. Earnings per diluted share was $0.22, which was $0.06 lower than the prior year comparable period.

We generated free cash flow of $159 million, defined as net cash provided by operating activities less the purchase of property and equipment (for a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Liquidity section in this Management’s Discussion and Analysis). We also paid a dividend of $0.08 per share in the first quarter of fiscal year 2007.

In fiscal year 2007, we are focusing on three priorities: fixing our core business by creating the right product and store experience; retaining and developing the best talent in the industry; and examining our organizational structure to ensure that we enable our brands to make decisions and effect change more efficiently. In the first quarter of fiscal year 2007, we strengthened the teams at Gap and Old Navy and set certain product and operational strategies. We are refining our target customers for those two brands.

We took the following actions in the first quarter of fiscal year 2007:

•

Closure of Forth & Towne. We announced in February 2007 that we would close our Forth & Towne store locations. We recorded approximately $37 million of charges in the first quarter of fiscal year 2007 related to the planned closure of Forth & Towne. We plan to close all 19 stores by the end of June 2007 and expect to incur an additional $5-10 million of closure charges in the second and third quarters of fiscal year 2007. Combined with operating losses, the total net loss of Forth & Towne for fiscal year 2007 is expected to be approximately $60 million on a pre-tax basis.

•

Conversion of Old Navy’s Outlet stores into Old Navy stores. In order to drive improved returns and leverage our existing retail channel, we made the decision in February 2007 to convert approximately 45 Old Navy Outlet stores into Old Navy stores. We expect the conversion to be completed by October 2007. For the thirteen weeks ended May 5, 2007, the charges recognized related to converting the Old Navy Outlet stores were not material and we do not expect future expenses to be material.

•

Closure of distribution facility. As part of our on-going assessment of network capacity, we made the decision in February 2007 to close a distribution facility in Hebron, Kentucky. We expect the closure to be completed by December 2007. For the thirteen weeks ended May 5, 2007, the charges recognized related to the closing of the distribution center were not material and we do not expect future expenses to be material.

RESULTS OF OPERATIONS

Net Sales

Net sales consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. The following tables disclose net sales by brand, region and channel for the thirteen weeks ended May 5, 2007 and April 29, 2006:

13 Weeks Ended May 5, 2007		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
US (1)	Stores	$947	$1,363	$504	$9	$2,823
	Direct (Online)	68	93	29	5	195
Canada	Stores	71	90	26	—	187
Europe	Stores	180	—	—	—	180
Asia	Stores	137	—	18	—	155
Other Regions (2)		—	—	—	18	18

Total		$1,403	$1,546	$577	$32	$3,558

Global Sales Growth (Decline)		—	3%	9%	*	3%
* Greater than 100 percent Growth (Decline)
13 Weeks Ended April 29, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
Net Sales ($ in millions)
US (1)	Stores	$986	$1,341	$469	$2	$2,798
	Direct (Online)	59	73	26	1	159
Canada	Stores	76	89	23	—	188
Europe	Stores	156	—	—	—	156
Asia	Stores	125	—	10	—	135
Other Regions (2)		—	—	—	5	5

Total		$1,402	$1,503	$528	$8	$3,441

Global Sales Growth (Decline)		(9%)	(5%)	3%	—	(5%)

(1)	U.S. includes the United States and Puerto Rico.
(2)	Other Regions include our strategic alliance and franchise business which began in September 2006.
(3)	Other includes Forth & Towne beginning August 2005, our franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

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

The difference between first quarter 2006 and first quarter 2007 net sales is classified as follows:

Net Sales	Gap (2)	Old Navy (2)	Banana Republic (2)	Other (3)	Total
Increase (decrease) ($ in millions)
13 Weeks Ended April 29, 2006	$1,402	$1,503	$528	$8	$3,441
Comparable store sales	(53)	(68)	(9)	1	(129)
Non-comparable store sales	27	92	55	19	193
Direct (Online)	9	20	3	4	36
Foreign exchange (1)	18	(1)	—	—	17

13 Weeks Ended May 5, 2007	$1,403	$1,546	$577	$32	$3,558

(1)	Foreign exchange is the translation impact of current period exchange rates versus current period net sales at prior year exchange rates.
(2)	Includes Canada and International stores.
(3)	Other includes Forth & Towne beginning August 2005, our franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Our first quarter 2007 net sales increased $117 million, or 3 percent, from the prior year comparable period. Note that due to the 53rd week in fiscal 2006, first quarter 2007 comparable store sales are compared with the thirteen-week period ended May 6, 2006. Our comparable store sales decreased 4 percent for the first quarter of fiscal year 2007, primarily due to the overall mixed response to Spring product. The 7 percentage point difference between net sales and comparable store sales was primarily due to new stores and a 23 percent increase in online sales in the first quarter of fiscal year 2007 from the prior year comparable period. Overall, our net square footage increased 3 percent in the first quarter of fiscal year 2007 from the prior year comparable period and sales productivity was $86 per average square foot for the first quarter of fiscal year 2007 compared with $87 per average square foot for the prior year comparable period. During the first quarter of fiscal year 2007, we opened 41 new stores and closed 20 stores.

Comparable store sales percentage by brand for the first quarter of 2007 over 2006 were as follows:

•	Gap North America reported negative 4 percent in 2007 versus negative 8 percent in 2006

•	Banana Republic North America reported negative 2 percent in 2007 versus negative 5 percent in 2006

•	Old Navy North America reported negative 5 percent in 2007 versus negative 11 percent in 2006

•	International reported negative 3 percent in 2007 versus negative 11 percent in 2006

Store count and square footage for our wholly owned stores were as follows:

	May 5, 2007		April 29, 2006
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,294	12.4	1,328	12.6
Gap Europe	170	1.5	164	1.5
Gap Japan	106	1.0	98	1.0
Old Navy North America	1,021	19.4	971	18.6
Banana Republic North America	525	4.5	496	4.2
Banana Republic Japan	18	0.1	8	—
Forth & Towne	18	0.2	5	0.1

Total	3,152	39.1	3,070	38.0

Increase Over Prior Year	3%	3%	2%	3%

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

	13 Weeks Ended		Percentage of Net Sales 13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Cost of Goods Sold and Occupancy Expenses	$2,204	$2,059	61.9%	59.8%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 2.1 percentage points during the first quarter of fiscal year 2007 compared with the prior year comparable period. Our merchandise margin, calculated as net sales less cost of goods sold, decreased 1.8 percentage points driven primarily by increased markdowns at Gap brand. As a percentage of net sales, occupancy expenses increased 0.3 percentage points for the first quarter of fiscal year 2007 over the prior year comparable period primarily due to an increase in costs related to comparable stores.

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

	13 Weeks Ended		Percentage of Net Sales 13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Operating Expenses	$1,094	$1,009	30.7%	29.3%

Operating expenses increased $85 million, or 8 percent, during the first quarter of fiscal year 2007 over the prior year comparable period. The increase was primarily due to charges related to the planned closure of Forth & Towne of $35 million, higher payroll and benefits expenses of $18 million across all brands, and increased marketing expenses of $19 million, primarily related to Gap brand’s incremental Spring media television campaign. Operating margin was 7.3 percent and 10.8 percent for the first quarters of fiscal years 2007 and 2006, respectively.
Interest Expense
	13 Weeks Ended		Percentage of Net Sales 13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Interest Expense	$10	$10	0.3%	0.3%

Interest expense was flat in the first quarter of fiscal year 2007 over the prior year comparable period. We anticipate that fiscal year 2007 interest expense will be approximately $35 million.

Interest Income
	13 Weeks Ended		Percentage of Net Sales 13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Interest Income	$33	$31	0.9%	0.9%

Interest income is earned on our invested cash balances. The increase in interest income is due to higher average yields on our investments.

Income Taxes

	13 Weeks Ended
($ in millions)	May 5, 2007	April 29, 2006
Income Taxes	$105	$152
Effective Tax Rate	37.1%	38.6%

The decrease in the effective tax rate for the first quarter of fiscal year 2007 from the prior year comparable period is primarily due to a change in state tax legislation, the impact of our determination that we no longer intend to utilize a portion of our undistributed Canadian earnings in foreign operations indefinitely and a change in the mix of earnings from domestic and international operations in the current quarter.

We currently expect the fiscal year 2007 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

On February 4, 2007, we adopted FIN 48 . FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The cumulative effects of applying this interpretation have been recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to net short-term and long-term income tax assets and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007.

FINANCIAL CONDITION

Liquidity

We consider the following to be measures of our liquidity for each of the periods presented:

	May 5, 2007	February 3, 2007	April 29, 2006
Working capital ($ in millions) (a)	$3,013	$2,757	$3,168
Current ratio (a)	2.33:1	2.21:1	2.45:1

(a)	Our working capital and current ratio calculations include restricted cash.

Working capital and current ratio as of May 5, 2007 decreased over April 29, 2006 primarily due the reclassification of the current portion of our long-term debt of $326 million to current liabilities.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash include personnel related expenses, merchandise inventory purchases, and payment of taxes and occupancy. Net cash provided by operating activities for the first quarter of fiscal year 2007 decreased $35 million from the prior year comparable period. This decrease was mainly due to a decrease in net earnings and higher bonus payments offset by fewer inventory purchases along with a corresponding decrease in accounts payable.

Inventory management remains an area of focus. We continue to execute against our strategies to optimize inventory productivity and more tightly manage the receipt and timing of our inventory, while maintaining appropriate in-store merchandise levels and product assortment to support sales growth. Inventory per square foot at May 5, 2007 was $44, an 8 percent decrease from the prior year comparable period due to the continued focus on inventory management.

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

We expect the percent change in inventory per square foot at the end of the second and third quarters of fiscal year 2007 to be down in the low-single digits on a year-over-year basis, compared with a 6 percent decline in the second quarter of fiscal 2006 and flat in the third quarter of fiscal 2006 .

Cash Flows from Investing Activities

During the first quarter of fiscal year 2007, net cash used for investing activities decreased $61 million from the prior year comparable period. In the first quarter of fiscal year 2007, we had net maturities of short-term investments of $48 million compared with net purchases of short-term investments of $47 million in the prior year comparable period.

In the first quarters of fiscal years 2007 and 2006, capital expenditures totaled approximately $122 million and $91 million, respectively. For fiscal year 2007, we expect capital expenditures to be about $700 million. We expect to open about 230 new store locations and to close about 200 store locations, including 19 Forth & Towne store locations. Included in both the expected store openings and closings are approximately 45 Old Navy Outlet stores that are expected to be converted to Old Navy stores. As a result, we expect net square footage to increase about 1 percent for fiscal year 2007.

Cash Flows from Financing Activities

During the first quarter of fiscal year 2007, cash flows used for financing activities decreased $375 million from the prior year comparable period. During the first fiscal quarter of fiscal year 2007, we did not repurchase any common stock compared to repurchases of approximately $389 million in the prior year comparable period, of which $382 million was paid by the end of the quarter.

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

The following table reconciles free cash flow, a non-GAAP financial measure, to a GAAP financial measure.

($ in millions)	13 Weeks Ended May 5, 2007	13 Weeks Ended April 29, 2006
Net cash provided by operating activities	$281	$316
Less: Purchases of property and equipment	(122)	(91)

Free cash flow	$159	$225

The following table sets forth our expected full year 2007 free cash flow:

($ in millions)	Expected 52 Weeks Ending February 2, 2008
Expected net cash provided by operating activities	$1,200
Less: Expected purchases of property and equipment	(700)

Expected free cash flow	$500

In the first quarter of fiscal year 2007, we delivered $159 million in free cash flow, which represented 89 percent of net earnings. We are committed to maintaining sufficient cash to support the needs of our business and withstand unanticipated business volatility; therefore, we plan to keep approximately $1.5 billion of cash on our balance sheet. We will continue to evaluate and evolve our $1.5 billion cash balance target over time to reflect the changing needs of our business.

As of May 5, 2007, we had $2.8 billion of total cash, short-term investments and restricted cash on our condensed consolidated balance sheet. Of the total cash balances, we had $2.2 billion in cash and cash equivalents, $522 million in short-term investments and $43 million in restricted cash.

Dividend Policy

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. While we intend to increase dividends over time at a rate greater than our growth in net earnings, we will balance future increases with the corresponding cash requirements.

During fiscal year 2006, we increased our annual dividends, which had been $0.18 per share for fiscal year 2005, to $0.32 per share for fiscal year 2006. During the first quarter of fiscal year 2007 and the first quarter of fiscal year 2006, we paid a dividend of $0.08 per share. We intend to maintain our annual dividend of $0.32 for fiscal year 2007.

Stock Repurchase Program

During fiscal 2006, we announced share repurchase authorizations totaling $1.25 billion, of which $200 million remains available as of May 5, 2007. For the thirteen weeks ended May 5, 2007 there were no share repurchases. For the thirteen weeks ended April 29, 2006, we repurchased 22 million shares for approximately $389 million, of which $382 million was paid by the end of the quarter.

Debt and Credit Facility

Our 6.90 percent notes payable of $326 million are due September 2007 and have been classified as current maturities of long-term debt in our condensed consolidated balance sheet. In addition, the remaining balance of our 8.80 percent notes payable of $138 million due December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of prior fiscal year changes to our long-term senior unsecured credit ratings from BBB- to BB+ by Standard and Poors, the interest payable by us on the 2008 Notes was 9.80 percent per annum effective December 15, 2006. In the first quarter of fiscal year 2007, our credit rating was downgraded by Moody’s from Baa3 to Ba1 which will increase the interest payable by us on the 2008 Notes to 10.05 percent per annum effective June 15, 2007. Our 6.25 percent notes payable of $50 million are due March 2009.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the condensed consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to the transfer.

As of May 5, 2007, we had $150 million in trade letters of credit issued under our letter of credit agreements totaling $500 million. There were no drawings under our $750 million revolving credit facility at May 5, 2007.

Given our strong balance sheet and cash levels, we amended our credit facility and agreements. On May 18, 2007, we reduced our $750 million revolving credit facility to $500 million and extended the facility through August 2012. We also canceled two of our four $125 million, 3-year letter of credit agreements, subject to our satisfaction of any remaining letters of credit issued thereunder, and extended the remaining facilities through May 2010, effectively reducing our dedicated letter of credit lines to $250 million.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have standby letters of credit, surety bonds and bank guarantees outstanding at May 5, 2007, amounting to $53 million (of which $46 million was issued under the revolving credit facility lines), $43 million and $3 million, respectively.

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $58 million as of May 5, 2007, of which $5 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the 53 weeks ended February 3, 2007, except for a change related to our adoption of FIN 48. The short-term and long-term liabilities for uncertain tax positions under FIN 48 were $4 million and $131 million, respectively, as of February 4, 2007. During the thirteen weeks ended May 5, 2007, the total gross unrecognized tax benefits did not change materially (see Note 6 of the Notes to Condensed Consolidated Financial Statements). We are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the year ended February 3, 2007, except for a change related to our adoption of FIN 48 discussed below.

Income Taxes

On February 4, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. To the extent that our estimates change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. We also record a valuation allowance against our deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. The principal currencies hedged during the first quarter of fiscal year 2007 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes.

We hedge the net assets of certain international subsidiaries to offset the translation and economic exposures related to our investments in these subsidiaries. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investments.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) K.K., from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the condensed consolidated balance sheets at their issuance amount, net of unamortized discount. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of May 5, 2007.

We have limited exposure to interest rate fluctuations on our borrowings. The interest on our long-term debt is set at a fixed coupon, with the exception of the interest rates payable by us on our outstanding $500 million notes due December 2008, of which only $138 million remains outstanding, which are subject to change based on our long-term senior unsecured debt ratings. The interest rates earned on our cash and cash equivalents will fluctuate in line with short-term interest rates.

Our market risk profile as of May 5, 2007 has not significantly changed since February 3, 2007. Our market risk profile as of February 3, 2007 is disclosed in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of May 5, 2007.

Changes in Internal Control Over Financial Reporting

During our first fiscal quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 5, 2007 by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Feb. 4 – Mar. 3)	—	—	—	$200 million
Month #2 (Mar. 4 – Apr. 7)	—	—	—	$200 million
Month #3 (Apr. 8 – May 5)	—	—	—	$200 million

Total	—		—

(1)

On July 18, 2006, the Board of Directors approved $750 million for our share repurchase program, which we announced on August 3, 2006. The authority with respect to that authorization expires on August 1, 2007.

ITEM 6. EXHIBITS

10.1	Agreement with Byron Pollitt dated February 16, 2007, and confirmed on March 9, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 14, 2007, Commission File No. 1-7562

10.2*	Agreement with Marka Hansen dated February 16, 2007, and confirmed on February 20, 2007

10.3*	Agreement with Art Peck dated March 16, 2007, and confirmed on March 26, 2007

10.4*	Agreement with Dawn Robertson dated October 6, 2006, and confirmed on October 14, 2006

10.5*	Agreement with Dawn Robertson dated February 16, 2007, and confirmed on February 21, 2007

10.6*	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007

10.7*	Agreement with Lauri Shanahan dated March 16, 2007, and confirmed on April 3, 2007

10.8*	Summary of Changes to Lead Independent Director Compensation

10.9*	Summary of Changes to Executive Compensation Arrangements

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: June 12, 2007	By	/s/ Robert J. Fisher
Robert J. Fisher
President and Chief Executive Officer

Date: June 12, 2007	By	/s/ Byron H. Pollitt, Jr.
Byron H. Pollitt, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Agreement with Byron Pollitt dated February 16, 2007, and confirmed on March 9, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 14, 2007, Commission File No. 1-7562

10.2*	Agreement with Marka Hansen dated February 16, 2007, and confirmed on February 20, 2007

10.3*	Agreement with Art Peck dated March 16, 2007, and confirmed on March 26, 2007

10.4*	Agreement with Dawn Robertson dated October 6, 2006, and confirmed on October 14, 2006

10.5*	Agreement with Dawn Robertson dated February 16, 2007, and confirmed on February 21, 2007

10.6*	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007

10.7*	Agreement with Lauri Shanahan dated March 16, 2007, and confirmed on April 3, 2007

10.8*	Summary of Changes to Lead Independent Director Compensation

10.9*	Summary of Changes to Executive Compensation Arrangements

(31.1)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(31.2)*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

(32.1)+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Furnished herewith.