Form 10-Q
period 2007-08-04
GAP INC
filed 2007-09-12
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 4, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.05 par value, 798,224,337 shares as of September 7, 2007

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	August 4, 2007	February 3, 2007	July 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,209	$2,030	$1,977
Short-term investments	487	570	749
Restricted cash	42	44	63
Merchandise inventory	1,969	1,796	2,017
Other current assets	683	589	623

Total current assets	5,390	5,029	5,429
Property and equipment, net of accumulated depreciation of $4,098, $3,938, and $3,913	3,234	3,197	3,193
Other assets	452	318	346

Total assets	$9,076	$8,544	$8,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$326	$325	$—
Accounts payable	1,333	1,109	1,417
Accrued expenses and other current liabilities	861	822	796
Income taxes payable	5	16	24

Total current liabilities	2,525	2,272	2,237

Long-term liabilities:
Long-term debt	188	188	513
Lease incentives and other liabilities	1,112	910	935

Total long-term liabilities	1,300	1,098	1,448

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.05 par value
Authorized 2,300 shares; Issued 1,096, 1,093, and 1,084 shares; Outstanding 807, 814, and 835 shares	55	55	54
Additional paid-in capital	2,694	2,631	2,478
Retained earnings	8,842	8,646	8,368
Accumulated other comprehensive earnings	83	77	80
Treasury stock, at cost (289, 279, and 249 shares)	(6,423)	(6,235)	(5,697)

Total stockholders’ equity	5,251	5,174	5,283

Total liabilities and stockholders’ equity	$9,076	$8,544	$8,968

See Notes to the Condensed Consolidated Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions except per share amounts, shares in thousands)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$3,685	$3,714	$7,234	$7,153
Cost of goods sold and occupancy expenses	2,421	2,489	4,615	4,543

Gross profit	1,264	1,225	2,619	2,610
Operating expenses	1,039	1,031	2,090	2,033
Interest expense	10	11	20	21
Interest income	(36)	(32)	(69)	(63)

Earnings from continuing operations before income taxes	251	215	578	619

Income taxes	93	81	215	237

Earnings from continuing operations, net of income taxes	158	134	363	382

Loss from discontinued operation, net of income tax benefit	(6)	(6)	(32)	(12)

Net earnings	$152	$128	$331	$370

Weighted-average number of shares—basic	813,737	835,060	814,569	843,899
Weighted-average number of shares—diluted	816,765	841,941	817,866	851,097

Basic earnings per share:
Earnings from continuing operations, net of income taxes	$0.19	$0.16	$0.45	$0.45
Loss from discontinued operation, net of income tax benefit	—	(0.01)	(0.04)	(0.01)

Net earnings per share	$0.19	$0.15	$0.41	$0.44

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$0.19	$0.16	$0.44	$0.45
Loss from discontinued operation, net of income tax benefit	—	(0.01)	(0.04)	(0.02)

Net earnings per share	$0.19	$0.15	$0.40	$0.43

Cash dividends per share	$0.08 (a)	$0.08 (a)	$0.16 (b)	$0.16 (b)

See Notes to the Condensed Consolidated Financial Statements.

(a)	Includes a dividend of $0.08 per share declared and paid in the second quarter.
(b)	Includes a dividend of $0.08 per share declared and paid in each of the first and second quarters.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Cash Flows from Operating Activities:
Net earnings	$331	$370
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	267	275
Share-based compensation	24	19
Tax benefit from exercise of stock options and vesting of service awards	3	8
Excess tax benefit from exercise of stock options and vesting of service awards	(3)	(3)
Other non-cash items	43	(1)
Deferred income taxes	(146)	(11)
Changes in operating assets and liabilities:
Merchandise inventory	(157)	(315)
Other current assets and other assets	(14)	12
Accounts payable	187	262
Accrued expenses and other current liabilities	(19)	65
Income taxes payable, net of prepaid income taxes	(72)	(176)
Lease incentives and other liabilities	225	28

Net cash provided by operating activities	669	533

Cash Flows from Investing Activities:
Purchases of property and equipment	(322)	(233)
Purchases of short-term investments	(719)	(874)
Maturities of short-term investments	802	1,078
Change in restricted cash	2	(7)
Change in other assets	(2)	2

Net cash used for investing activities	(239)	(34)

Cash Flows from Financing Activities:
Proceeds from share-based compensation	54	69
Purchase of treasury stock	(200)	(500)
Excess tax benefit from exercise of stock options and vesting of service awards	3	3
Cash dividends paid	(130)	(135)

Net cash used for financing activities	(273)	(563)

Effect of exchange rate fluctuations on cash	22	6

Net increase (decrease) in cash and cash equivalents	179	(58)

Cash and cash equivalents at beginning of period	2,030	2,035

Cash and cash equivalents at end of period	$2,209	$1,977

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20	$20
Cash paid during the period for income taxes	$266	$376

(a)	Depreciation and amortization includes the amortization of lease incentives of $45 million and $37 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.

See Notes to the Condensed Consolidated Financial Statements.

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 4, 2007 and July 29, 2006, the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 4, 2007 and July 29, 2006 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statements of earnings and cash flows at August 4, 2007 and July 29, 2006 and for all periods presented. The condensed consolidated balance sheet as of February 3, 2007 has been derived from our audited financial statements.

Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The results of operations for the thirteen and twenty-six weeks ended August 4, 2007 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending February 2, 2008.

2.	COMPREHENSIVE EARNINGS

Other comprehensive earnings includes foreign currency translation and fluctuations in the fair market value of financial instruments related to foreign currency hedging activities, net of taxes. Other comprehensive earnings are excluded from net earnings and reported as a separate component of stockholders’ equity.

Comprehensive earnings, net of taxes, is comprised of:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net earnings	$152	$128	$331	$370
Foreign currency translation, net of taxes of $3, $-, $3 and $-	14	(1)	38	26
Fluctuations in the fair market value of financial instruments, net of taxes of $7, $5, $13 and $1	(12)	8	(19)	1

Comprehensive earnings	$154	$135	$350	$397

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Our 6.90 percent notes payable of $326 million are due in September 2007 and have been classified as current maturities of long-term debt in our condensed consolidated balance sheets as of August 4, 2007 and February 3, 2007. In addition, the remaining balance of our 8.80 percent notes payable of $138 million due in December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of prior fiscal year changes to our long-term senior unsecured credit ratings, the interest payable on the 2008 Notes increased 0.25 percent to 9.80 percent per annum, effective December 15, 2006. In the first quarter of fiscal year 2007, our credit rating was further downgraded, which increased the interest payable by an incremental 0.25 percent on the 2008 Notes to 10.05 percent per annum effective June 15, 2007. Our 6.25 percent notes payable of $50 million are due in March 2009.

Given our cash levels, and our significantly reduced reliance on letters of credit, on May 18, 2007, we reduced our $750 million revolving credit facility to $500 million and extended the facility through August 2012. We also canceled two of our four $125 million, 3-year letter of credit agreements, and extended the remaining facilities through May 2010, effectively reducing our dedicated letter of credit lines to $250 million.

As of August 4, 2007, we had $160 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under our $500 million revolving credit facility as of August 4, 2007.

5.	DISCONTINUED OPERATION OF FORTH & TOWNE

In February 2007, we announced our decision to close our Forth & Towne store locations. The decision resulted from a thorough analysis of the concept, which revealed that it was not demonstrating enough potential to deliver an acceptable long-term return on investment. All of the 19 Forth & Towne stores were closed by the end of June 2007 and we reduced our workforce by approximately 550 employees. The results of operations, net of income taxes, of Forth & Towne have been presented as a discontinued operation in the accompanying condensed consolidated statements of earnings for all periods presented as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$6	$2	$16	$4

Loss from discontinued operation, before income tax benefit	$(9)	$(10)	$(54)	$(20)

Income tax benefit	3	4	22	8

Loss from discontinued operation, net of income tax benefit	$(6)	$(6)	$(32)	$(12)

For the thirteen weeks ended August 4, 2007, the loss from the discontinued operation of Forth & Towne included operating losses as well as $5 million of net sublease losses and $2 million of other lease-related charges. For the twenty-six weeks ended August 4, 2007, the loss from the discontinued operation of Forth & Towne included operating losses as well as $29 million related to the impairment of long-lived assets, $5 million of net sublease losses, $4 million of employee severance, $3 million of administrative and other costs, and $2 million of other lease-related charges. For the thirteen and twenty-six weeks ended July 29, 2006, losses from the discontinued operation of Forth & Towne shown in the table above represent operating losses only.

We expect future charges related to the closure of Forth & Towne to be immaterial. Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of August 4, 2007, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $5 million for future rent.

The balances and activity for our sublease loss reserve and accrued severance related to Forth & Towne are as follows:

($ in millions)	Sublease Loss Reserve	Accrued Severance
Balance at February 3, 2007	$—	$—
Additional provision, net	—	4
Cash payments	—	—

Balance at May 5, 2007	—	4
Additional provision, net	5	—
Cash payments	—	(2)

Balance at August 4, 2007	$5	$2

6.	OPERATING CHARGES

As part of our ongoing assessment of our network capacity, we made the decision in February 2007 to close a distribution facility in Hebron, Kentucky. We expect the closure to be completed by December 2007. In addition, in order to drive improved returns and to leverage our existing retail channel, in March 2007 we announced that we intend to convert approximately 45 Old Navy Outlet stores into Old Navy stores. We expect the conversion to be completed by October 2007. For the thirteen and twenty-six weeks ended August 4, 2007, the charges recognized related to converting the Old Navy Outlet stores and closing the distribution facility were not material and we do not expect future expenses to be material.

We had excess facility space as of August 4, 2007 and have recorded a sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease losses (reversals) are reflected in operating expenses in our condensed consolidated statements of earnings.

Excluding Forth & Towne, for the thirteen and twenty-six weeks ended August 4, 2007, we recorded net sublease income of $1 million and net losses of $1 million, respectively. Remaining cash expenditures associated with our sublease loss reserve are expected to be paid over the various remaining lease terms through 2018. Based on our current assumptions as of August 4, 2007, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $19 million for future rent.

Excluding Forth & Towne, for the thirteen and twenty-six weeks ended August 4, 2007, we recorded $13 million and $18 million, respectively, of employee severance primarily related to our cost reduction initiatives in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits”, for employees who were terminated in accordance with our existing transition policies.

Excluding Forth & Towne, the balances and activity for our sublease loss reserve and accrued severance are as follows:

($ in millions)	Sublease Loss Reserve	Accrued Severance
Balance at February 3, 2007	$13	$7
Additional provision, net	2	5
Cash payments	(1)	(2)

Balance at May 5, 2007	14	10
Additional provision, net	(1)	13
Cash payments	(3)	(7)

Balance at August 4, 2007	$10	$16

7.	INCOME TAXES

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

The cumulative effects of applying this interpretation have been recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to short-term and long-term income tax assets and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007. Included in the cumulative effect decrease at the beginning of fiscal year 2007, we had $135 million of total gross unrecognized tax benefits. Of this total, $50 million, net of the federal benefit on state issues, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also, as of the adoption date, we had accrued interest expense of $27 million related to the unrecognized tax benefits. We recognize interest related to unrecognized tax benefits in interest expense and penalties in operating expenses in our condensed consolidated statements of earnings.

During the thirteen and twenty-six weeks ended August 4, 2007, the total gross unrecognized tax benefits did not change materially.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Hong Kong, Japan, the U.K. and the United States. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 1997. In May 2007, the Hong Kong tax authorities issued a protective assessment of approximately $4 million against our Hong Kong subsidiaries. We believe that these claims are without merit and are disputing the assessment.

It is reasonably possible that we will recognize a decrease in unrecognized tax benefits within the next 12 months of up to $61 million as a result of filing amended tax returns and the closing of open tax returns. However, we do not expect the change to have a material impact on the condensed consolidated statement of earnings.

Pursuant to the guidance provided in Accounting Principles Board Opinion No. (“APB”) 23, “Accounting for Income Taxes – Special Areas,” and SFAS 109, except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we have intended to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. In April 2007, we assessed the anticipated cash needs and overall financial position of our Canadian subsidiaries. As a result, we have determined that we no longer intend to utilize $88 million of the undistributed earnings of our Canadian subsidiaries in foreign operations indefinitely. Accordingly, we have established a deferred tax asset for U.S. income taxes with respect to this portion of the undistributed earnings of our Canadian subsidiaries as of August 4, 2007 and have recorded a related tax benefit of $4 million. We intend to utilize the remainder of the undistributed earnings of our foreign subsidiaries in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so.

8.	COMMON STOCK

Stock Repurchase Program

During the thirteen weeks ended August 4, 2007, we repurchased 11 million shares for $200 million, at an average cost of $18.65 per share including commissions, thereby completing a $750 million share repurchase authorization which was announced in August 2006. There were no share repurchases in the first quarter of fiscal year 2007. During the thirteen weeks ended July 29, 2006, we repurchased 6 million shares for approximately $111 million, at an average price per share of $17.95 including commissions. During the first half of 2006, we repurchased 28 million shares for approximately $500 million, at an average price per share of $17.92 including commissions.

In August 2007, we announced that our board of directors had authorized an additional $1.5 billion for our ongoing share repurchase program. In connection with this authorization, we also entered into purchase agreements with individual members of the Fisher family whose ownership represented approximately 17 percent of the Company’s outstanding shares at the end of the second quarter of fiscal year 2007. Multiple Fisher family members and entities owned approximately 34 percent of our outstanding shares at the end of the second quarter of fiscal year 2007. We expect that approximately $250 million (approximately 17 percent) of the $1.5 billion share repurchase program will be purchased from Fisher family members under the agreements. The shares will be purchased each month at the same weighted-average market price that we are paying for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members.

Dividends

During fiscal year 2006, we increased our annual dividend from $0.18 per share for fiscal year 2005, to $0.32 per share for fiscal year 2006. We paid a dividend of $0.08 per share in the first and second quarters of fiscal years 2007 and 2006.

9.	SHARE-BASED COMPENSATION

On January 29, 2006, we adopted the provisions of SFAS 123(R) using the modified prospective transition method and, accordingly, recorded share-based compensation expense of $13 million and $11 million for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and $24 million and $19 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. Share-based compensation expense is classified as operating expenses in our condensed consolidated statements of earnings.

The following table summarizes stock option activity for our stock option plans:

	Shares	Weighted- Average Exercise Price
Balance at February 3, 2007	52,194,231	$20.81
Granted	4,447,070	$17.80
Exercised	(2,891,801)	$14.13
Forfeited/Canceled/Expired	(5,546,249)	$21.73

Balance at August 4, 2007	48,203,251	$20.83

The weighted-average fair value of stock options granted during the thirteen weeks ended August 4, 2007 and July 29, 2006 was $4.87 and $5.44 per share, respectively. The weighted-average fair value of stock options granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $4.91 and $4.98 per share, respectively.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate.

The weighted average assumptions used to value option grants were as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Expected term (in years)	6.1	5.6	6.0	4.7
Expected volatility	28.3%	28.6%	28.4%	29.2%
Risk-free interest rate	5.0%	5.1%	5.0%	4.7%
Dividend yield	1.6%	1.6%	1.6%	1.6%

In addition to stock options, we also grant stock awards in the form of units or performance shares. One share of common stock is issued for each unit or performance share where vesting is subject to continued service by the employee, or earned for each unit where vesting is immediate in the case of members of the Board of Directors (“Service Awards”). In some cases, Service Awards are granted after the achievement of certain performance metrics (“Performance Liability Awards”) and in other cases, a grant is made, whereby the vesting is subject to the achievement of certain performance metrics (“Performance Equity Awards”).

The following table summarizes unvested Service Award and Performance Equity Award activity:

	Shares	Weighted-Average Grant-Date Fair Value Price
Balance at February 3, 2007	4,916,773	$19.23
Granted	5,493,549	$17.54
Vested	(789,034)	$19.61
Forfeited	(1,024,639)	$22.04

Balance at August 4, 2007	8,596,649	$18.19

10.	NET EARNINGS PER SHARE

Basic net earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net earnings per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options and Service Awards, calculated using the treasury stock method. The following table summarizes the incremental shares from the potentially dilutive securities:

(in thousands)	13 Weeks Ended August 4, 2007	13 Weeks Ended July 29, 2006	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Weighted-average number of shares—basic	813,737	835,060	814,569	843,899
Incremental shares resulting from stock options and Service Awards	3,028	6,881	3,297	7,198

Weighted-average number of shares—diluted	816,765	841,941	817,866	851,097

The above computations of weighted-average shares for diluted net earnings per share exclude options to purchase 31 million and 45 million shares of common stock for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and 33 million and 45 million shares of common stock for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The calculated amounts have been excluded because the exercise price was greater than the average market price of the Company’s common stock during the period and, therefore, the effect is antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we had guarantees with a maximum exposure of $58 million as of August 4, 2007, of which $4 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) the timing and expenses related to the discontinued operation of Forth & Towne; (ii) the timing and amount of future lease payments net of sublease income; (iii) the timing and expenses related to the closure of a distribution facility in Kentucky, and the conversion of Old Navy Outlet stores into Old Navy stores; (iv) the potential decrease in unrecognized tax benefits and the impact on our statement of earnings; (v) the utilization or repatriation of undistributed earnings of foreign subsidiaries; (vi) expected share repurchases from members of the Fisher family; (vii) expected term and volatility for share-based compensation; (viii) the impact of losses under contractual indemnifications; (ix) the maximum exposure and cash collateralized balance for our reinsurance pool in future periods; (x) the impact of various proceedings, lawsuits, disputes and claims; (xi) interest expense for fiscal year 2007; (xii) effective tax rate for fiscal year 2007; (xiii) year over year change in inventory per square foot at the end of the third and fourth quarters of fiscal year 2007; (xiv) capital expenditures (net purchases of property and equipment) for fiscal year 2007; (xv) number of new store openings and store closings in fiscal year 2007; (xvi) net square footage change in fiscal year 2007; (xvii) net cash provided by operating activities for fiscal year 2007; (xviii) free cash flow for fiscal year 2007; (xix) the amount of cash to be kept on our balance sheet; and (xx) the amount of our annual dividend for fiscal year 2007.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that subsequent events may occur that require adjustments to our unaudited financial statements; the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the U.S. and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs and structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; the risk that we do not repurchase some or all of the shares we anticipate repurchasing pursuant to our repurchase program; the risk that either we or members of the Fisher Family terminate the repurchase agreements; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 12, 2007 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Our Business

We are a global specialty retailer operating retail, outlet and online stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Old Navy, Banana Republic and Piperlime brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have announced franchise agreements with unaffiliated franchisees to operate either Gap or Gap and Banana Republic stores in Bahrain, Indonesia, Kuwait, Malaysia, Oman, Qatar, Saudi Arabia, Singapore, South Korea, Turkey and United Arab Emirates. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers may shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

Overview

Net sales were $3.7 billion for the second quarter of fiscal year 2007 compared with $3.7 billion for the second quarter of fiscal year 2006, and comparable store sales decreased 5 percent and 5 percent, respectively, in the second quarters of fiscal 2007 and 2006. Note that due to the 53rd week in fiscal year 2006, second quarter of fiscal year 2007 comparable store sales are compared with the thirteen weeks ended August 5, 2006. While we saw progress in certain product categories such as dresses and knits, overall response to our Summer product was mixed. Gross margin increased 1.3 percentage points for the second quarter of fiscal year 2007 from the prior year comparable period due to higher merchandise margins, primarily driven by Old Navy, offset with higher occupancy costs as a percentage of sales. Our online net sales for the second quarter of fiscal year 2007 were $172 million compared with $136 million in the prior year comparable period, an increase of approximately 26 percent. Net earnings were $152 million for the second quarter of fiscal year 2007 compared with $128 million in the prior year comparable period, an increase of approximately 19 percent. Net earnings per diluted share were $0.19, compared to $0.15, which was $0.04 higher than the prior year comparable period.

We generated free cash flow of $347 million, defined as net cash provided by operating activities less purchases of property and equipment for the twenty-six weeks ended August 4, 2007 (for a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Liquidity section in this Management’s Discussion and Analysis). We also paid a dividend of $0.08 per share in the second quarter of fiscal year 2007.

In fiscal year 2007, we are focusing on three priorities: fixing our core business by creating the right product and store experience; retaining and developing the best talent in the industry; and examining our organizational structure to ensure that we enable our brands to make decisions and effect change more efficiently. In the first half of fiscal year 2007, we strengthened the teams at Gap and Old Navy and set certain product and operational strategies, as well as refined our target customers for those two brands.

We took the following actions through August of fiscal year 2007:

•

Leadership Changes. In July 2007, we announced that Glenn Murphy would assume the position of Chairman of the Board and Chief Executive Officer. Mr. Murphy succeeded Robert J. Fisher, former Chairman of the Board who also served as our Interim Chief Executive Officer since January 2007. Mr. Fisher remains a member of the board of directors. In August 2007, Byron H. Pollitt, Jr., Executive Vice President and Chief Financial Officer, resigned effective September 14, 2007 and Sabrina Simmons, previously the Senior Vice President of Corporate Finance, was promoted to Executive Vice President of Gap Inc. Finance, also serving as acting chief financial officer and principal financial officer, effective September 14, 2007.

•

Closure and Discontinued Operation of Forth & Towne. We announced in February 2007 our decision to close our Forth & Towne store locations. We eliminated about 550 Forth & Towne positions during the first half of fiscal year 2007 and closed all 19 stores in June 2007. Forth & Towne is presented as a discontinued operation in the accompanying condensed consolidated financial statements. We recorded a loss from the discontinued operation of Forth & Towne of $54 million in the first half of fiscal year 2007 and we expect future charges to be immaterial.

•

Cost Reduction Initiatives. As part of our efforts to streamline operations, we eliminated approximately 2,200 positions during the first half of fiscal year 2007, of which about one-third were open positions. These cost reduction initiatives resulted in approximately $25 million of expenses on a pre-tax basis during the first half of fiscal year 2007, the majority of which are related to severance benefits to employees at our headquarter locations.

•

Share Repurchase Program. In August 2007, we announced that our board of directors had authorized an additional $1.5 billion for our ongoing share repurchase program, underscoring our commitment to return excess cash to shareholders. With this announcement, our share repurchase authorizations total $5.75 billion since October 2004.

•

Conversion of Old Navy’s Outlet Stores into Old Navy Stores. In order to drive improved returns and leverage our existing retail channel, we made the decision in February 2007 to convert approximately 45 Old Navy Outlet stores into Old Navy stores. We expect the conversion to be completed by October 2007. For the thirteen and twenty-six weeks ended August 4, 2007, the charges recognized related to converting the Old Navy Outlet stores were not material and we do not expect future expenses to be material.

•

Closure of Distribution Facility. As part of our ongoing assessment of network capacity, we made the decision in February 2007 to close a distribution facility in Hebron, Kentucky. We expect the closure to be completed by December 2007. For the thirteen and twenty-six weeks ended August 4, 2007, the charges recognized related to the closing of the distribution center were not material and we do not expect future expenses to be material.

RESULTS OF OPERATIONS

Net Sales

Net sales primarily consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. The following tables disclose net sales by brand, region and channel for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 ($ in millions):

13 Weeks Ended August 4, 2007		Gap	Old Navy	Banana Republic	Other (3)	Total
US (1)	Stores	$944	$1,410	$563	$—	$2,917
	Direct (Online)	55	83	27	7	172
Canada	Stores	80	110	33	—	223
Europe	Stores	204	—	—	—	204
Asia	Stores	128	—	23	—	151
Other Regions (2)		—	—	—	18	18

Net Sales		$1,411	$1,603	$646	$25	$3,685

Global Sales Growth (Decline)		(4)%	(3)%	10%	*	(1)%

* Greater than 100 percent Growth (Decline)

13 Weeks Ended July 29, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
US (1)	Stores	$1,018	$1,469	$522	$—	$3,009
	Direct (Online)	46	68	22	—	136
Canada	Stores	91	112	27	—	230
Europe	Stores	182	—	—	—	182
Asia	Stores	138	—	15	—	153
Other Regions (2)		—	—	—	4	4

Net Sales		$1,475	$1,649	$586	$4	$3,714

Global Sales Growth (Decline)		(6)%	2%	10%	—%	—%

26 Weeks Ended August 4, 2007		Gap	Old Navy	Banana Republic	Other (3)	Total
US (1)	Stores	$1,891	$2,773	$1,068	$—	$5,732
	Direct (Online)	123	177	55	12	367
Canada	Stores	151	200	59	—	410
Europe	Stores	383	—	—	—	383
Asia	Stores	266	—	41	—	307
Other Regions (2)		—	—	—	35	35

Net Sales		$2,814	$3,150	$1,223	$47	$7,234

Global Sales Growth (Decline)		(2)%	—%	10%	*	1%

* Greater than 100 percent Growth (Decline)

26 Weeks Ended July 29, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
US (1)	Stores	$2,004	$2,810	$992	$—	$5,806
	Direct (Online)	105	141	48	1	295
Canada	Stores	167	200	50	—	417
Europe	Stores	339	—	—	—	339
Asia	Stores	263	—	24	—	287
Other Regions (2)		—	—	—	9	9

Net Sales		$2,878	$3,151	$1,114	$10	$7,153

Global Sales Growth (Decline)		(7)%	(1)%	7%	25%	(3)%

(1)	U.S. includes the United States and Puerto Rico.
(2)	Other regions include our strategic alliance and franchise business which began in September 2006.

(3)	Other includes our franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

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

The differences between second quarter and first half of fiscal year 2006 and second quarter and first half of fiscal year 2007 net sales are classified as follows ($ in millions):

	Gap (2)(3)	Old Navy (2)	Banana Republic (2)(3)	Other (4)	Total
Increase (decrease)
13 Weeks Ended July 29, 2006	$1,475	$1,649	$586	$4	$3,714
Comparable stores	(58)	(142)	20	10	(170)
Non-comparable and closed stores	(25)	77	35	4	91
Direct (Online)	9	15	5	7	36
Foreign exchange (1)	10	4	—	—	14

13 Weeks Ended August 4, 2007	$1,411	$1,603	$646	$25	$3,685

	Gap (2)(3)	Old Navy (2)	Banana Republic (2)(3)	Other (4)	Total
Increase (decrease)
26 Weeks Ended July 29, 2006	$2,878	$3,151	$1,114	$10	$7,153
Comparable stores	(102)	(210)	12	—	(300)
Non-comparable and closed stores	(8)	169	91	26	278
Direct (Online)	18	36	7	11	72
Foreign exchange (1)	28	4	(1)	—	31

26 Weeks Ended August 4, 2007	$2,814	$3,150	$1,223	$47	$7,234

(1)	Foreign exchange is the translation impact of current period net sales at current period exchange rates versus at prior year exchange rates.
(2)	Includes Canadian stores.
(3)	Includes International stores.
(4)	Includes our franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Our second quarter fiscal year 2007 net sales decreased $29 million, or 1 percent, from the prior year comparable period. Note that due to the 53rd week in fiscal year 2006, second quarter fiscal year 2007 comparable store sales are compared with the thirteen weeks ended August 5, 2006. Our comparable store sales decreased 5 percent for the second quarter of fiscal year 2007, primarily due to the overall mixed response to Summer product. The 4 percentage point difference between net sales and comparable store sales was primarily due to the impact of new stores and a 26 percent increase in online sales in the second quarter of fiscal year 2007 from the prior year comparable period. Overall, our store square footage increased 2 percent in the second quarter of fiscal year 2007 from the prior year comparable period and sales productivity was $89 per average square foot for the second quarter of fiscal year 2007 compared with $94 per average square foot for the prior year comparable period. During the second quarter of fiscal year 2007, we opened 32 new stores and closed 41 stores, which includes 19 Forth & Towne stores.

Comparable store sales percentage by brand for the second quarter of fiscal year 2007 over fiscal year 2006 was as follows:

•	Gap North America reported negative 6 percent in 2007 versus negative 6 percent in 2006

•	Banana Republic North America reported positive 4 percent in 2007 versus negative 1 percent in 2006

•	Old Navy North America reported negative 9 percent in 2007 versus negative 5 percent in 2006

•	International reported positive 3 percent in 2007 versus negative 11 percent in 2006

Net sales for the first half of fiscal year 2007 increased $81 million, or 1 percent, from the prior year comparable period. Note that due to the 53rd week in fiscal year 2006, the first half of fiscal year 2007 comparable store sales are compared with the twenty-six weeks ended August 5, 2006. Our comparable store sales decreased 5 percent for the first half of fiscal year 2007, primarily due to the overall mixed response to Spring and Summer product. The 6 percentage point difference between net sales and comparable store sales was primarily due to the impact of new stores and a 24 percent increase in online sales in the first half of fiscal year 2007 from the prior year comparable period. Overall, our store square footage increased 2 percent in the first half of fiscal year 2007 from the prior year comparable period and sales productivity was $175 per average square foot for the first half of fiscal year 2007 compared with $181 per average square foot for the prior year comparable period. During the first half of fiscal year 2007, we opened 73 new stores and closed 61 stores, which includes 19 Forth & Towne stores.

Comparable store sales percentage by brand for the first half of fiscal year 2007 over fiscal year 2006 was as follows:

•	Gap North America reported negative 5 percent in 2007 versus negative 7 percent in 2006

•	Banana Republic North America reported positive 1 percent in 2007 versus negative 3 percent in 2006

•	Old Navy North America reported negative 7 percent in 2007 versus negative 8 percent in 2006

•	International reported positive 1 percent in 2007 versus negative 11 percent in 2006

Store count and square footage for our wholly owned stores were as follows:

	August 4, 2007		July 29, 2006
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,281	12.4	1,327	12.6
Gap Europe	170	1.5	162	1.5
Gap Japan	107	1.0	98	0.9
Old Navy North America	1,034	19.6	982	18.8
Banana Republic North America	532	4.5	503	4.2
Banana Republic Japan	19	0.1	8	0.1
Forth & Towne	—	—	5	0.1

Total	3,143	39.1	3,085	38.2

Increase Over Prior Year	2%	2%	2%	3%

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

					Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Cost of Goods Sold and Occupancy Expenses	$2,421	$2,489	$4,615	$4,543	65.7%	67.0%	63.8%	63.5%

Gross Profit	$1,264	$1,225	$2,619	$2,610	34.3%	33.0%	36.2%	36.5%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.3 percentage points during the second quarter of fiscal year 2007 and increased 0.3 percentage points during the first half of fiscal year 2007 compared with the prior year comparable periods. Our merchandise margin, calculated as net sales less cost of goods sold, increased 1.7 percentage points during the second quarter of fiscal year 2007 and was relatively flat during the first half of fiscal year 2007 compared with the prior year comparable periods. The increase in the second quarter was driven primarily by a higher margin for marked down merchandise and an increase in selling at regular price. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise. As a percentage of net sales, occupancy expenses increased 0.4 percentage points for the second quarter of fiscal year 2007 and increased 0.3 percentage points for the first half of fiscal year 2007 over the prior year comparable periods, primarily due to an increase in costs related to comparable stores.

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

					Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Operating Expenses	$1,039	$1,031	$2,090	$2,033	28.2%	27.8%	28.9%	28.4%

Operating expenses increased $8 million, or 1 percent, during the second quarter of fiscal year 2007 over the prior year comparable period primarily due to the following:

•

$31 million of income recognized in the second quarter of fiscal year 2006 relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards not included in the second quarter of fiscal 2007;

•

$20 million of expenses, the majority of which were severance payments, recognized in the second quarter of fiscal year 2007 as a result of our cost reduction initiatives not included in the second quarter of fiscal year 2006; and

•	$14 million of income recognized in the second quarter of fiscal year 2006 relating to the Visa/Mastercard litigation settlement; offset by

•	decreased marketing expenses of $31 million, primarily for Gap brand and Old Navy; and

•	overall lower expenses as a result of our headcount eliminations and other cost reduction initiatives.

Operating expenses increased $57 million, or 3 percent, during the first half of fiscal year 2007 over the prior year comparable period primarily due to the following:

•

$31 million of income recognized in the first half of fiscal year 2006 relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards not included in the first half of fiscal 2007;

•

$25 million of expenses, the majority of which were severance payments, recognized in the first half of fiscal year 2007 as a result of our cost reduction initiatives not included in the first half of fiscal year 2006; and

•	$14 million of income recognized in the second quarter of fiscal year 2006 relating to the Visa/Mastercard litigation settlement; offset by

•	decreased marketing expenses of $13 million, primarily for Gap brand and Old Navy.

Operating margin was 6.1 percent and 5.2 percent for the second quarters of fiscal years 2007 and 2006, respectively, and 7.3 percent and 8.1 percent for the first half of fiscal years 2007 and 2006, respectively.

Interest Expense

					Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Interest Expense	$10	$11	$20	$21	0.3%	0.3%	0.3%	0.3%

We anticipate fiscal year 2007 interest expense will be approximately $35 million.

Interest Income

					Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Interest Income	$36	$32	$69	$63	1.0%	0.9%	1.0%	0.9%

Interest income is earned on our cash, cash equivalents and short-term investments. The increase in interest income is due to higher average yields on those balances.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Income Taxes	$93	$81	$215	$237
Effective Tax Rate	37.1%	37.7%	37.2%	38.3%

The decrease in the effective tax rate for the second quarter and first half of fiscal year 2007 from the prior year comparable periods is primarily due to a change in state tax legislation and the impact of our determination that we no longer intend to utilize a portion of our undistributed Canadian earnings in foreign operations indefinitely.

We currently expect the fiscal year 2007 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

On February 4, 2007, we adopted FIN 48. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The cumulative effects of applying this interpretation were recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to net short-term and long-term income tax assets and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007.

Loss from Discontinued Operation

					Percentage of Net Sales
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Loss from discontinued operation, net of income tax benefit	$6	$6	$32	$12	0.2%	0.2%	0.4%	0.2%

In February 2007, we announced our decision to close our Forth & Towne store locations. The decision resulted from a thorough analysis of the concept, which revealed that it was not demonstrating enough potential to deliver an acceptable long-term return on investment. All of the 19 Forth & Towne stores were closed by the end of June 2007 and we reduced our workforce by approximately 550 employees in the first half of fiscal year 2007. The results of operations, net of income taxes, of Forth & Towne have been presented as a discontinued operation in the accompanying condensed consolidated statements of earnings.

FINANCIAL CONDITION

Liquidity

We consider the following to be measures of our liquidity for each of the periods presented:

	August 4, 2007	July 29, 2006
Working capital ($ in millions) (a)	$2,865	$3,192
Current ratio (a)	2.13:1	2.43:1

(a)	Our working capital and current ratio calculations include restricted cash.

Working capital and current ratio as of August 4, 2007 decreased over July 29, 2006 primarily due to the reclassification of the current portion of our long-term debt of $326 million to current liabilities.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash include personnel related expenses, merchandise inventory purchases, and payment of taxes and occupancy. Net cash provided by operating activities for the first half of fiscal year 2007 increased $136 million from the prior year comparable period. This increase was mainly due to fewer inventory purchases and lower income taxes paid in the first half of fiscal year 2007 compared to the first half of fiscal year 2006, offset by a decrease in net earnings and higher bonus payments in the first half of fiscal year 2007 compared to the first half of fiscal year 2006.

Inventory management remains an area of focus. We continue to execute against our strategies to optimize inventory productivity and more tightly manage the receipt and timing of our inventory, while maintaining appropriate in-store merchandise levels and product assortment to support sales growth. Inventory per square foot at August 4, 2007 was $47, a 6 percent decrease from the prior year comparable period due to the continued focus on inventory management.

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

We expect the percent change in inventory per square foot at the end of the third and fourth quarters of fiscal year 2007 to be down in the mid-single digits on a year-over-year basis.

Cash Flows from Investing Activities

During the first half of fiscal year 2007, we used $205 million more cash for investing activities than the prior year comparable period. In the first half of fiscal year 2007, we had net maturities of short-term investments of $83 million compared with net maturities of short-term investments of $204 million in the prior year comparable period.

In the first half of fiscal years 2007 and 2006, capital expenditures totaled approximately $322 million and $233 million, respectively. For fiscal year 2007, we expect capital expenditures to be about $700 million. We expect to open about 230 new store locations and to close about 200 store locations, which includes 19 Forth & Towne store locations that we closed in the second quarter of fiscal year 2007. Included in both the expected store openings and closings are approximately 45 Old Navy Outlet stores that are expected to be converted to Old Navy stores. As a result, we expect store square footage to increase about 1 percent for fiscal year 2007.

Cash Flows from Financing Activities

During the first half of fiscal year 2007, we used $290 million less cash for financing activities than the prior year comparable period. During the first half of fiscal year 2007, we repurchased 11 million shares for approximately $200 million, compared to repurchases of 28 million shares for approximately $500 million in the first half of fiscal year 2006.

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

The following table reconciles free cash flow, a non-GAAP financial measure, to a GAAP financial measure.

($ in millions)	26 Weeks Ended August 4, 2007	26 Weeks Ended July 29, 2006
Net cash provided by operating activities	$669	$533
Less: Purchases of property and equipment	(322)	(233)

Free cash flow	$347	$300

The following table sets forth our expected full fiscal year 2007 free cash flow of at least $500 million:

($ in millions)	Expected 52 Weeks Ending February 2, 2008
Expected minimum net cash provided by operating activities	$1,200
Less: Expected purchases of property and equipment	(700)

Expected minimum free cash flow	$500

In the first half of fiscal year 2007, we delivered $347 million in free cash flow, compared to $300 million in the prior year comparable period. We are committed to maintaining sufficient cash to support the needs of our business and withstand unanticipated business volatility; therefore, we plan to keep approximately $1.2 billion of cash on our balance sheet. We will continue to evaluate and evolve our $1.2 billion cash balance target over time to reflect the changing needs of our business.

Dividend Policy

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. During fiscal year 2006, we increased our annual dividend from $0.18 per share for fiscal year 2005, to $0.32 per share for fiscal year 2006. We paid a dividend of $0.08 per share in each of the first and second quarters of fiscal years 2007 and 2006. We intend to maintain our annual dividend of $0.32 for fiscal year 2007.

Stock Repurchase Program

During fiscal year 2006, we announced share repurchase authorizations totaling $1.25 billion of which all have been used. During the first quarter of 2007 there were no share repurchases. During the second quarter of 2007, we repurchased 11 million shares for approximately $200 million. In addition, in August 2007, we announced that our board of directors had authorized an additional $1.5 billion for our ongoing share repurchase program, underscoring our commitment to return excess cash to shareholders. With this announcement, our share repurchase authorizations total $5.75 billion since October 2004. In connection with this authorization, we also entered into purchase agreements with individual members of the Fisher family whose ownership represented approximately 17 percent of the Company’s outstanding shares at the end of the second quarter of fiscal year 2007. Multiple Fisher family members and entities owned approximately 34 percent of our outstanding shares at the end of the second quarter of fiscal year 2007. We expect that approximately $250 million (approximately 17 percent) of the $1.5 billion share repurchase program will be purchased from Fisher family members under the agreements. The shares will be purchased each month at the same weighted average market price that we are paying for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members.

Debt and Credit Facility

Our 6.90 percent notes payable of $326 million are due September 2007 and have been classified as current maturities of long-term debt in our condensed consolidated balance sheets as of August 4, 2007 and February 3, 2007. In addition, the remaining balance of our 8.80 percent notes payable of $138 million due December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of prior fiscal year changes to our long-term senior unsecured credit ratings from BBB- to BB+ by Standard and Poors, the interest payable by us on the 2008 Notes increased 0.25 percent to 9.80 percent per annum effective December 15, 2006. In the first quarter of fiscal year 2007, our credit rating was further downgraded by Moody’s from Baa3 to Ba1, which increased the interest payable an incremental 0.25 percent on the 2008 Notes to 10.05 percent per annum effective June 15, 2007. Our 6.25 percent notes payable of $50 million are due March 2009.

Given our strong balance sheet and cash levels, we amended our credit facility and agreements in the second quarter of fiscal year 2007. On May 18, 2007, we reduced our $750 million revolving credit facility to $500 million and extended the facility through August 2012. We also canceled two of our four $125 million, 3-year letter of credit agreements and extended the remaining facilities through May 2010, effectively reducing our dedicated letter of credit lines to $250 million as we are using an increased amount of open account payment terms.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to the transfer.

As of August 4, 2007, we had $160 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under our $500 million revolving credit facility as of August 4, 2007.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

We have the following outstanding at August 4, 2007 ($ in millions):

Standby letters of credit(1)	$56
Surety Bonds	$47
Bank Guarantees	$4

(1)	Of which $50 million was available under the revolving credit facility lines

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $58 million as of August 4, 2007, of which $4 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the 53 weeks ended February 3, 2007, except for a change related to our adoption of FIN 48. The short-term and long-term liabilities for uncertain tax positions under FIN 48 were $4 million and $131 million, respectively, as of February 4, 2007. The accrued interest on unrecognized tax benefits was $27 million as of February 4, 2007. During the thirteen and twenty-six weeks ended August 4, 2007, the total gross unrecognized tax benefits did not change materially (see Note 7 of the Notes to Condensed Consolidated Financial Statements). We are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, except for a change related to our adoption of FIN 48 discussed below.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge substantially all forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. The principal currencies hedged during the second quarter of fiscal year 2007 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes.

We hedge the net assets of certain international subsidiaries to offset the translation and economic exposures related to our investments in these subsidiaries. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investments.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) K.K., from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the consolidated balance sheets at their issuance amount, net of unamortized discount. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of August 4, 2007.

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

Our market risk profile as of August 4, 2007 has not significantly changed since February 3, 2007. Our market risk profile as of February 3, 2007 is disclosed in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of August 4, 2007.

Changes in Internal Control Over Financial Reporting

During our second fiscal quarter of fiscal year 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 4, 2007 by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 6 – June 2)	—	—	—	$200 million
Month #2 (June 3 – July 7)	2,998,100	18.72	2,998,100	$144 million
Month #3 (July 8 – Aug 4)	7,728,200	18.62	7,728,200	$—

Total	10,726,300	18.65	10,726,300

(1)	On July 18, 2006, the Board of Directors approved $750 million for our share repurchase program, which we announced on August 3, 2006. The authority with respect to that authorization expired on August 1, 2007. On August 21, 2007, the Board of Directors approved an additional $1.5 billion for our share repurchase program, which we announced on August 23, 2007. This authorization has no expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	On June 5, 2007, our Annual Meeting of the Stockholders was held in San Francisco, California. There were 815,822,287 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting. A total of 730,362,954 votes were represented at the Annual Meeting.

b)	The following directors were elected:

	Vote For	Vote Withheld
Howard Behar	706,511,559	23,851,395
Adrian D.P. Bellamy	718,780,606	11,582,348
Domenico De Sole	645,606,466	84,756,488
Donald G. Fisher	724,762,930	5,600,024
Doris F. Fisher	724,799,137	5,563,817
Robert J. Fisher	719,665,552	10,697,402
Penelope L. Hughes	725,092,317	5,270,637
Bob L. Martin	722,552,491	7,810,463
Jorge P. Montoya	723,915,262	6,447,692
James M. Schneider	725,208,960	5,153,994
Mayo A. Shattuck III	723,668,215	6,694,739
Kneeland C. Youngblood	723,728,088	6,634,866

There were no abstentions and no broker non-votes.

c)	The selection of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending February 2, 2008 was ratified with 721,082,315 votes in favor and 6,497,177 votes against.

There were 2,783,462 abstentions and no broker non-votes.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of the Company dated July 24, 2007, filed as Exhibit 3.1 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562

10.1	Amendment No. 1 to the Credit Agreement dated May 18, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.2	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.3	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated May 18, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.4	Amendment to 3-Year Letter of Credit Agreement with Bank of America, N.A. dated May 18, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.5	Amendment to 3-Year Letter of Credit Agreement with JPMorgan Chase Bank dated May 18, 2007, filed as Exhibit 10.5 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.6	Employment Agreement confirmed on July 25, 2007, by and between Glenn Murphy and the Company, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562

10.7	Form of Performance Share Agreement, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: September 12, 2007	By	/s/ Glenn Murphy
Glenn Murphy
Chairman and Chief Executive Officer

Date: September 12, 2007	By	/s/ Byron H. Pollitt, Jr.
Byron H. Pollitt, Jr.
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of the Company dated July 24, 2007, filed as Exhibit 3.1 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562

10.1	Amendment No. 1 to the Credit Agreement dated May 18, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.2	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.3	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated May 18, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.4	Amendment to 3-Year Letter of Credit Agreement with Bank of America, N.A. dated May 18, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.5	Amendment to 3-Year Letter of Credit Agreement with JPMorgan Chase Bank dated May 18, 2007, filed as Exhibit 10.5 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562

10.6	Employment Agreement confirmed on July 25, 2007, by and between Glenn Murphy and the Company, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562

10.7	Form of Performance Share Agreement, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Furnished herewith.