Form 10-Q
period 2007-11-03
GAP INC
filed 2007-12-12
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 3, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☑                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 751,203,743 shares as of December 7, 2007

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	November 3, 2007	February 3, 2007	October 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,491	$2,030	$1,753
Short-term investments	165	570	613
Restricted cash	43	44	60
Merchandise inventory	2,480	1,796	2,617
Other current assets	682	589	546

Total current assets	4,861	5,029	5,589
Property and equipment, net of accumulated depreciation of $4,196, $3,938, and $4,004	3,302	3,197	3,245
Other assets	421	318	373

Total assets	$8,584	$8,544	$9,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$325	$325
Accounts payable	1,681	1,109	1,613
Accrued expenses and other current liabilities	1,008	822	926
Income taxes payable	25	16	35

Total current liabilities	2,714	2,272	2,899

Long-term liabilities:
Long-term debt	188	188	188
Lease incentives and other liabilities	1,072	910	927

Total long-term liabilities	1,260	1,098	1,115

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.05 par value Authorized 2,300 shares; Issued 1,098, 1,093, and 1,087 shares; Outstanding 761, 814, and 822 shares	55	55	54
Additional paid-in capital	2,735	2,631	2,535
Retained earnings	9,018	8,646	8,491
Accumulated other comprehensive earnings	106	77	80
Treasury stock, at cost (337, 279, and 265 shares)	(7,304)	(6,235)	(5,967)

Total stockholders’ equity	4,610	5,174	5,193

Total liabilities and stockholders’ equity	$8,584	$8,544	$9,207

See Notes to the Condensed Consolidated Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$3,854	$3,851	$11,088	$11,004
Cost of goods sold and occupancy expenses	2,407	2,409	7,022	6,952

Gross profit	1,447	1,442	4,066	4,052
Operating expenses	1,079	1,161	3,169	3,194
Interest expense	1	9	21	30
Interest income	(28)	(33)	(97)	(96)

Earnings from continuing operations before income taxes	395	305	973	924
Income taxes	156	108	371	345

Earnings from continuing operations, net of income taxes	239	197	602	579
Loss from discontinued operation, net of income tax benefit	(1)	(8)	(34)	(20)

Net earnings	$238	$189	$568	$559

Weighted-average number of shares - basic	788	825	806	838
Weighted-average number of shares - diluted	791	832	809	845

Basic earnings per share:
Earnings from continuing operations, net of income taxes	$0.30	$0.24	$0.75	$0.69
Loss from discontinued operation, net of income tax benefit	—	(0.01)	(0.05)	(0.02)

Net earnings per share	$0.30	$0.23	$0.70	$0.67

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$0.30	$0.24	$0.74	$0.69
Loss from discontinued operation, net of income tax benefit	—	(0.01)	(0.04)	(0.03)

Net earnings per share	$0.30	$0.23	$0.70	$0.66

Cash dividends per share	$0.08 (a)	$0.08 (a)	$0.24 (b)	$0.24 (b)

(a)	Includes a dividend of $0.08 per share declared and paid in the third quarter.

(b)	Includes a dividend of $0.08 per share declared and paid in each of the first, second and third quarters.

See Notes to the Condensed Consolidated Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in millions)	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Cash flows from operating activities:
Net earnings	$568	$559
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization(a)	407	404
Share-based compensation	38	38
Tax benefit from exercise of stock options and vesting of service awards	5	10
Excess tax benefit from exercise of stock options and vesting of service awards	(4)	(4)
Non-cash and other items	37	(17)
Deferred income taxes	(149)	(75)
Changes in operating assets and liabilities:
Merchandise inventory	(645)	(913)
Other current assets and other assets	(29)	(10)
Accounts payable	524	460
Accrued expenses and other current liabilities	44	177
Income taxes payable, net of prepaid income taxes	23	(47)
Lease incentives and other liabilities	184	38

Net cash provided by operating activities	1,003	620

Cash flows from investing activities:
Purchases of property and equipment	(519)	(406)
Proceeds from sale of property and equipment	11	22
Purchases of short-term investments	(719)	(1,205)
Maturities of short-term investments	1,124	1,544
Change in restricted cash	1	(4)
Change in other assets	(3)	(1)

Net cash used for investing activities	(105)	(50)

Cash flows from financing activities:
Payments of long-term debt	(326)	—
Proceeds from share-based compensation	86	109
Purchase of treasury stock	(1,050)	(771)
Excess tax benefit from exercise of stock options and vesting of service awards	4	4
Cash dividends paid	(192)	(201)

Net cash used for financing activities	(1,478)	(859)

Effect of exchange rate fluctuations on cash	41	7

Net decrease in cash and cash equivalents	(539)	(282)
Cash and cash equivalents at beginning of period	2,030	2,035

Cash and cash equivalents at end of period	$1,491	$1,753

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$32	$32
Cash paid for income taxes during the period	$373	$413

(a)	Depreciation and amortization includes the amortization of lease incentives of $66 million and $58 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.

See Notes to the Condensed Consolidated Financial Statements.

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of November 3, 2007 and October 28, 2006, the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statements of earnings and cash flows at November 3, 2007 and October 28, 2006 and for all periods presented. The condensed consolidated balance sheet as of February 3, 2007 has been derived from our audited financial statements.

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

The results of operations for the thirteen and thirty-nine weeks ended November 3, 2007 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending February 2, 2008.

2.	COMPREHENSIVE EARNINGS

Other comprehensive earnings include foreign currency translation, net of taxes, and fluctuations in the fair market value of financial instruments related to foreign currency hedging activities, net of taxes. Other comprehensive earnings are excluded from net earnings and reported as a separate component of stockholders’ equity.

Comprehensive earnings, net of taxes, is comprised of:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net earnings	$238	$189	$568	$559
Foreign currency translation, net of taxes of $3, $-, $- and $-	46	—	84	25
Fluctuations in the fair market value of financial instruments, net of taxes of $22, $1, $29 and ($1)	(28)	(1)	(40)	2

Comprehensive earnings	$256	$188	$612	$586

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 will be applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, will not require any new fair value measurements. SFAS 157 will be effective for fiscal 2008. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements and disclosure.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for fiscal 2008. We do not expect the adoption of SFAS 159 to have a material effect on our financial position, cash flows and results of operations.

4.	DEBT AND CREDIT FACILITY

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million due in December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest payable on the 2008 Notes was 10.05 percent per annum as of November 3, 2007. Our 6.25 percent notes payable of $50 million are due in March 2009.

Given our cash levels of over $1 billion and our significantly reduced reliance on letters of credit, on May 18, 2007, we reduced our $750 million revolving credit facility to $500 million and extended the facility through August 2012. We also canceled two of our four $125 million, three year letter of credit agreements, and extended the remaining facilities through May 2010, effectively reducing our dedicated letter of credit lines to $250 million.

As of November 3, 2007, we had $122 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under our $500 million revolving credit facility as of November 3, 2007.

5.	DISCONTINUED OPERATION OF FORTH & TOWNE

In February 2007, we announced our decision to close our Forth & Towne store locations. The decision resulted from a thorough analysis of the concept, which revealed that it was not demonstrating enough potential to deliver an acceptable long-term return on investment. All of the 19 Forth & Towne stores were closed by the end of June 2007 and we reduced our workforce by approximately 550 employees in the first half of fiscal year 2007. The results of Forth & Towne, net of income tax benefit, have been presented as a discontinued operation in the accompanying condensed consolidated statements of earnings for all periods presented as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$—	$5	$16	$9

Loss from discontinued operation, before income tax benefit	$(2)	$(13)	$(56)	$(33)
Income tax benefit	1	5	22	13

Loss from discontinued operation, net of income tax benefit	$(1)	$(8)	$(34)	$(20)

For the thirteen weeks ended November 3, 2007, the loss from the discontinued operation of Forth & Towne included $1 million of lease-related charges and $1 million of other costs. For the thirty-nine weeks ended November 3, 2007, the loss from the discontinued operation of Forth & Towne included operating losses as well as $29 million related to the impairment of long-lived assets, $5 million of net sublease losses, $4 million of employee severance, $3 million of other lease-related charges and $4 million of administrative and other costs. For the thirteen and thirty-nine weeks ended October 28, 2006, losses from the discontinued operation of Forth & Towne shown in the table above represent operating losses only.

We expect future charges related to the closure of Forth & Towne to be immaterial. Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of November 3, 2007, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $5 million for future rent.

The balances and activity for our sublease loss reserve and accrued severance related to Forth & Towne are as follows:

($ in millions)	Sublease Loss Reserve	Accrued Severance
Balance at February 3, 2007	$—	$—
Additional provision, net	—	4
Cash payments	—	—

Balance at May 5, 2007	—	4
Additional provision, net	5	—
Cash payments	—	(2)

Balance at August 4, 2007	5	2
Additional provision, net	—	—
Cash payments	(1)	(1)

Balance at November 3, 2007	$4	$1

6.	OPERATING CHARGES

In order to drive improved returns and to leverage our existing retail channel, in October 2007 we substantially completed the conversion of 45 Old Navy Outlet stores into Old Navy stores. For the thirteen and thirty-nine weeks ended November 3, 2007, the charges recognized related to converting the Old Navy Outlet stores were not material and we do not expect future expenses to be material.

We had excess facility space as of November 3, 2007 and have recorded a sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease losses (reversals) are reflected in operating expenses in our condensed consolidated statements of earnings.

Excluding Forth & Towne, for the thirteen and thirty-nine weeks ended November 3, 2007, we recorded net sublease losses of $4 million and $5 million, respectively. Remaining cash expenditures associated with our sublease loss reserve are expected to be paid over the various remaining lease terms through 2016. Based on our current assumptions as of November 3, 2007, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $17 million for future rent.

Excluding Forth & Towne, for the thirteen and thirty-nine weeks ended November 3, 2007, we recorded $2 million and $20 million, respectively, of employee severance primarily related to our cost reduction initiatives in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits”, for employees who were terminated in accordance with our existing transition policies.

Excluding Forth & Towne, the balances and activity for our sublease loss reserve and accrued severance are as follows:

($ in millions)	Sublease Loss Reserve	Accrued Severance
Balance at February 3, 2007	$13	$7
Additional provision, net	2	5
Cash payments	(1)	(2)

Balance at May 5, 2007	14	10
Additional provision, net	(1)	13
Cash payments	(3)	(7)

Balance at August 4, 2007	10	16
Additional provision, net	4	2
Cash payments	(3)	(7)

Balance at November 3, 2007	$11	$11

7.	INCOME TAXES

On February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

The cumulative effects of applying this interpretation have been recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to short-term and long-term income tax assets and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007.

Included in the cumulative effect decrease, at the beginning of fiscal year 2007, the Company had approximately $135 million of total gross unrecognized tax benefits. Of this total, $50 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $27 million. The Company recognizes interest related to unrecognized tax benefits in interest expense.

For the thirty-nine weeks ended November 3, 2007, the total gross unrecognized tax benefits decreased by approximately $27 million mostly related to the settlement of audits, amended return filings and the expiration of statutes of limitation in the third quarter of fiscal year 2007.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Hong Kong, Japan, the United Kingdom and the United States. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 1997.

The Company does not anticipate recording any significant increases or decreases in total gross unrecognized tax benefits related to U.S. federal, state or foreign tax positions as a result of the settlement of audits or the expiration of statutes of limitations within the next 12 months.

Pursuant to the guidance provided in Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas” and SFAS 109, “Accounting for Income Taxes”, except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we have intended to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. In April 2007, we assessed the anticipated cash needs and overall financial position of our Canadian subsidiaries. As a result, we have determined that we no longer intend to utilize $92 million of the undistributed earnings of our Canadian subsidiaries in foreign operations indefinitely and this amount was repatriated in the third quarter of fiscal year 2007. Accordingly, we have established a deferred tax asset for U.S. income taxes with respect to this portion of the undistributed earnings of our Canadian subsidiaries as of November 3, 2007 and have recorded a related tax benefit of $4 million. We intend to utilize the remainder of the undistributed earnings of our foreign subsidiaries in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so.

8.	COMMON STOCK

Share Repurchase Program

Share repurchases for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 were as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions, except average per share cost)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Number of shares repurchased	48	16	59	44
Total cost	$887	$271	$1,087	$771
Average per share cost (a)	$18.39	$16.86	$18.44	$17.53

(a)	Average per share cost includes commissions

In August 2007, we announced that our board of directors had authorized an additional $1.5 billion for our ongoing share repurchase program. In connection with this authorization, we also entered into purchase agreements with individual members of the Fisher family whose ownership represented approximately 17 percent of the Company’s outstanding shares at the end of the second quarter of fiscal year 2007. Multiple Fisher family members and controlled entities owned approximately 34 percent of our outstanding shares at the end of the second quarter of fiscal year 2007. We expect that approximately $250 million (approximately 17 percent) of the $1.5 billion share repurchase program will be purchased from Fisher family members under the agreements. The shares will be purchased each month at the same weighted average market price that we are paying for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members. During the thirteen and thirty-nine weeks ended November 3, 2007, eight million shares were repurchased for $147 million from the Fisher family. All except $37 million of the share repurchases were paid for as of November 3, 2007 and, of the $37 million accrual, $5 million was payable to Fisher family members.

9.	SHARE-BASED COMPENSATION

On January 29, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method and, accordingly, recorded share-based compensation expense of $14 million and $17 million for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, and $38 million for each of the thirty-nine weeks ended November 3, 2007 and October 28, 2006. Share-based compensation expense is classified as operating expenses in our condensed consolidated statements of earnings.

The following table summarizes stock option activity for our stock option plans:

	Shares	Weighted-Average Exercise Price
Balance at February 3, 2007	52,194,231	$20.81
Granted	4,580,970	$17.82
Exercised	(4,753,161)	$14.18
Forfeited/Canceled/Expired	(8,497,023)	$22.49

Balance at November 3, 2007	43,525,017	$20.89

The weighted-average fair value of stock options granted during the thirteen weeks ended November 3, 2007 and October 28, 2006 was $5.63 and $5.27 per share, respectively. The weighted-average fair value of stock options granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $4.93 and $4.99 per share, respectively.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate.

The weighted-average assumptions used to value option grants were as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Expected term (in years)	5.1	5.5	6.0	4.7
Expected volatility	32.2%	28.7%	28.5%	29.1%
Risk-free interest rate	4.2%	4.7%	5.0%	4.7%
Dividend yield	1.6%	1.6%	1.6%	1.6%

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

The following table summarizes unvested Service Award and Performance Equity Award activity:

	Shares	Weighted-Average Grant-Date Fair Value
Balance at February 3, 2007	4,916,773	$19.23
Granted	5,587,639	$17.54
Vested	(838,830)	$19.54
Forfeited	(1,582,237)	$21.87

Balance at November 3, 2007	8,083,345	$18.14

10.	EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted average number of common shares outstanding for the period plus common stock equivalents consisting of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

	13 Weeks Ended		39 Weeks Ended
(in millions)	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Weighted-average number of shares - basic	788	825	806	838
Incremental shares resulting from stock options and Service Awards	3	7	3	7

Weighted-average number of shares - diluted	791	832	809	845

The above computations of weighted-average number of shares - diluted exclude options to purchase 34 million and 41 million shares of common stock for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, and 33 million and 44 million shares of common stock for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively, as their inclusion would be antidilutive.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we had guarantees with a maximum exposure of $57 million as of November 3, 2007, of which $4 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and negatively impact earnings in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, cash flows or financial position taken as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) the impact of the adoption of SFAS 159; (ii) the timing and expenses related to the discontinued operation of Forth & Towne; (iii) the timing and amount of future lease payments net of sublease income; (iv) the timing and expenses related to the conversion of Old Navy Outlet stores into Old Navy stores; (v) increases or decreases in total gross unrecognized tax benefits; (vi) the utilization or repatriation of undistributed earnings of foreign subsidiaries; (vii) expected share repurchases from members of the Fisher family; (viii) expected term and volatility for share-based compensation; (ix) the impact of losses under contractual indemnifications; (x) the maximum exposure and cash collateralized balance for our reinsurance pool in future periods; (xi) the effect of various proceedings, lawsuits, disputes and claims; (xii) interest expense for fiscal year 2007; (xiii) effective tax rate for fiscal year 2007; (xiv) year over year change in inventory per square foot as of February 2, 2008; (xv) purchases of property and equipment for fiscal year 2007; (xvi) number of new store openings and store closings in fiscal year 2007; (xvii) net square footage change in fiscal year 2007; (xviii) net cash provided by operating activities for fiscal year 2007; (xix) free cash flow for fiscal year 2007; (xx) the amount of cash to be kept on our balance sheet; and (xxi) the amount of our annual dividend for fiscal year 2007.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that subsequent events may occur that require adjustments to our unaudited financial statements; the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs and structure in future periods; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or IT systems changes may disrupt our supply chain or operations; the risk that acts or omissions by our third party vendors could have a negative impact on our reputation or operations; the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; and the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 11, 2007 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Our Business

We are a global specialty retailer operating retail, outlet and online stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Old Navy, Banana Republic and Piperlime brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have announced franchise agreements with unaffiliated franchisees to operate either Gap or Gap and Banana Republic stores in Bahrain, Indonesia, Kuwait, Malaysia, Philippines, Oman, Qatar, Saudi Arabia, Singapore, South Korea, Turkey and United Arab Emirates. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

Overview

Net sales were $3.9 billion for the third quarter of fiscal year 2007 compared with $3.9 billion for the third quarter of fiscal year 2006, and comparable store sales decreased five percent in each of the third quarters of fiscal years 2007 and 2006. Due to the 53rd week in fiscal year 2006, comparable store sales for the third quarter of fiscal year 2007 are compared with the thirteen weeks ended November 4, 2006. Our online net sales for the third quarter of fiscal year 2007 were $247 million compared with $182 million in the prior year comparable period, which represents an increase of approximately 36 percent. Gross margin for the third quarter of fiscal year 2007 was 37.5% compared with 37.4% for the prior year comparable period. Net earnings were $238 million for the third quarter of fiscal year 2007 compared with $189 million in the prior year comparable period, an increase of approximately 26 percent. Earnings per diluted share for the third quarter of fiscal year 2007 were $0.30 compared with $0.23 for the prior year comparable period.

We generated free cash flow of $484 million, defined as net cash provided by operating activities less purchases of property and equipment, for the thirty-nine weeks ended November 3, 2007 (for a reconciliation of free cash flow, a non-GAAP measure, to a GAAP measure, see the Financial Condition section). We also paid a dividend of $0.08 per share in the third quarter of fiscal year 2007.

In fiscal year 2007, we have been focused on improving performance, especially at Old Navy and Gap brand. During the third quarter of fiscal year 2007, we maintained a disciplined focus on inventory management and continued to refine our product to align with our target customer while focusing on improved store execution.

RESULTS OF OPERATIONS

Net Sales

Net sales primarily consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. The following tables disclose net sales by brand, region and channel for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 ($ in millions):

13 Weeks Ended November 3, 2007		Gap	Old Navy	Banana Republic	Other (3)	Total
U.S.(1)	Stores	$1,040	$1,356	$567	$—	$2,963
	Direct (Online)	83	118	36	10	247
Canada	Stores	101	124	40	—	265
Europe	Stores	197	—	—	—	197
Asia	Stores	136	—	22	—	158
Other Regions(2)		—	—	—	24	24

Net Sales		$1,557	$1,598	$665	$34	$3,854

Global Sales Growth (Decline)		(2)%	(3)%	10%	240%	—%

13 Weeks Ended October 28, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
U.S.(1)	Stores	$1,120	$1,441	$533	$—	$3,094
	Direct (Online)	67	88	27	—	182
Canada	Stores	95	115	30	—	240
Europe	Stores	187	—	—	—	187
Asia	Stores	121	—	17	—	138
Other Regions(2)		—	—	—	10	10

Net Sales		$1,590	$1,644	$607	$10	$3,851

Global Sales Growth (Decline)		(4)%	—%	12%	43%	—%

39 Weeks Ended November 3, 2007		Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	Stores	$2,931	$4,129	$1,634	$—	$8,694
	Direct (Online)	206	294	92	22	614
Canada	Stores	252	324	99	—	675
Europe	Stores	581	—	—	—	581
Asia	Stores	401	—	63	—	464
Other Regions (2)		—	—	—	60	60

Net Sales		$4,371	$4,747	$1,888	$82	$11,088

Global Sales Growth (Decline)		(2)%	(1)%	10%	310%	1%

39 Weeks Ended October 28, 2006		Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	Stores	$3,124	$4,251	$1,524	$—	$8,899
	Direct (Online)	173	229	76	1	479
Canada	Stores	263	315	79	—	657
Europe	Stores	525	—	—	—	525
Asia	Stores	384	—	41	—	425
Other Regions (2)		—	—	—	19	19

Net Sales		$4,469	$4,795	$1,720	$20	$11,004

Global Sales Growth (Decline)		(6)%	(1)%	8%	54%	(2)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	Other regions include our international franchise business which began in September 2006.

(3)	Other includes our international franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

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

A store is considered “Closed” for comparable store sales purposes if it is temporarily closed for three or more full consecutive days or is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in “Closed” status for three or more days in the prior year then the store will be in Non-comp status for the same days in the following year.

The differences between the third quarter and the first three quarters of fiscal year 2006 and the third quarter and the first three quarters of fiscal year 2007 net sales are classified as follows ($ in millions):

	Gap (2) (3)	Old Navy (2)	Banana Republic (2) (3)	Other (4)	Total
13 Weeks Ended October 28, 2006	$1,590	$1,644	$607	$10	$3,851
Increase (decrease) in:
Comparable stores	(79)	(114)	1	—	(192)
Non-comparable and closed stores	5	27	44	14	90
Direct (Online)	16	30	9	10	65
Foreign exchange (1)	25	11	4	—	40

13 Weeks Ended November 3, 2007	$1,557	$1,598	$665	$34	$3,854

	Gap (2) (3)	Old Navy (2)	Banana Republic (2) (3)	Other (4)	Total
39 Weeks Ended October 28, 2006	$4,469	$4,795	$1,720	$20	$11,004
Increase (decrease) in:
Comparable stores	(179)	(324)	11	—	(492)
Non-comparable and closed stores	(3)	196	138	41	372
Direct (Online)	33	65	16	21	135
Foreign exchange (1)	51	15	3	—	69

39 Weeks Ended November 3, 2007	$4,371	$4,747	$1,888	$82	$11,088

(1)	Foreign exchange is the translation impact of current period net sales at current period exchange rates versus at prior year exchange rates.
(2)	Includes Canadian stores.
(3)	Includes international stores.
(4)	Includes our international franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Our third quarter fiscal year 2007 net sales were flat compared with the prior year comparable period. Due to the 53rd week in fiscal year 2006, third quarter fiscal year 2007 comparable store sales are compared with the thirteen weeks ended November 4, 2006. On this basis, our comparable store sales decreased five percent for the third quarter of fiscal year 2007, primarily due to the overall mixed response to fall product. The five percentage point difference between net sales and comparable store sales was primarily due to the impact of new stores and a 36 percent increase in online sales in the third quarter of fiscal year 2007 from the prior year comparable period. Overall, our store square footage increased two percent in the third quarter of fiscal year 2007 from the prior year comparable period and sales productivity was $91 per average square foot for the third quarter of fiscal year 2007 compared with $95 per average square foot for the prior year comparable period. During the third quarter of fiscal year 2007, we opened 115 new stores and closed 67 stores. This includes the conversion of 45 Old Navy Outlet stores to Old Navy, which are reflected in both openings and closings.

Comparable store sales percentage by brand for the third quarter of fiscal year 2007 over fiscal year 2006 was as follows:

•	Gap North America reported negative six percent in 2007 versus negative seven percent in 2006

•	Banana Republic North America reported positive one percent in 2007 versus positive three percent in 2006

•	Old Navy North America reported negative eight percent in 2007 versus negative seven percent in 2006

•	International reported negative four percent in 2007 versus negative six percent in 2006

Net sales for the thirty-nine weeks ended November 3, 2007 increased $84 million, or one percent, from the prior year comparable period. Due to the 53rd week in fiscal year 2006, comparable store sales for the thirty-nine weeks ended November 3, 2007 are compared with the thirty-nine weeks ended November 4, 2006. On this basis, our comparable store sales decreased five percent for the thirty-nine weeks ended November 3, 2007. The six percentage point difference between net sales and comparable store sales was primarily due to the impact of new stores and a 28 percent increase in online sales for the first three quarters of fiscal year 2007 over the prior year comparable period. Overall, our store square footage increased two percent in the thirty-nine weeks ended November 3, 2007 from the prior year comparable period and sales productivity was $266 per average square foot for the first three quarters of fiscal year 2007 compared with $276 per average square foot for the prior year comparable period. During the thirty-nine weeks ended November 3, 2007, we opened 187 new stores and closed 127 stores. This includes the conversion of 45 Old Navy Outlet stores to Old Navy, which are reflected in both openings and closings, and the closure of 19 Forth & Towne stores.

Comparable store sales percentage by brand for the thirty-nine weeks ended November 3, 2007 over fiscal year 2006 was as follows:

•	Gap North America reported negative five percent in 2007 versus negative seven percent in 2006

•	Banana Republic North America reported positive one percent in 2007 versus negative one percent in 2006

•	Old Navy North America reported negative seven percent in 2007 versus negative eight percent in 2006

•	International reported negative two percent in 2007 versus negative nine percent in 2006

Store count and square footage for our wholly owned stores were as follows:

	November 3, 2007		October 28, 2006
	Number of Store Locations	Sq. Ft. (in millions)	Number of Store Locations	Sq. Ft. (in millions)
Gap North America	1,278	12.4	1,338	12.7
Gap Europe	172	1.5	167	1.5
Gap Japan	109	1.0	102	1.0
Old Navy North America	1,062	20.0	1,008	19.2
Banana Republic North America	549	4.7	514	4.4
Banana Republic Japan	21	0.1	13	0.1
Forth & Towne	—	—	15	0.2

Total	3,191	39.7	3,157	39.1

Increase Over Prior Year	1%	2%	1%	2%

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations;

•	production costs;

•	insurance costs related to merchandise; and

•	occupancy, rent, common area maintenance, real estate taxes, utilities, and depreciation for our stores and distribution centers.

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Cost of Goods Sold and Occupancy Expenses	$2,407	$2,409	$7,022	$6,952	62.5%	62.6%	63.3%	63.2%
Gross Profit	$1,447	$1,442	$4,066	$4,052	37.5%	37.4%	36.7%	36.8%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.1 percentage points during the third quarter of fiscal year 2007 and increased 0.1 percentage points during the thirty-nine weeks ended November 3, 2007 compared with the prior year comparable periods. Our merchandise margin, calculated as net sales less cost of goods sold, increased 1.0 percentage point during the third quarter of fiscal year 2007 and increased 0.4 percentage points during the thirty-nine weeks ended November 3, 2007 compared with the prior year comparable periods. The increases were driven primarily by a higher margin for marked down merchandise and an increase in selling at regular price. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise. As a percentage of net sales, occupancy expenses increased 0.9 percentage points for the third quarter of fiscal year 2007 and increased 0.5 percentage points for the thirty-nine weeks ended November 3, 2007 over the prior year comparable periods.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses; and

•	rent, occupancy, and depreciation for headquarter facilities.

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Operating Expenses	$1,079	$1,161	$3,169	$3,194	28.0%	30.1%	28.6%	29.0%

Operating expenses decreased $82 million, or seven percent, during the third quarter of fiscal year 2007 over the prior year comparable period driven by decreased marketing expenses of $75 million, primarily for Gap brand and Old Navy.

Operating expenses decreased $25 million, or one percent, during the first three quarters of fiscal year 2007 over the prior year comparable period primarily due to the following:

•	$88 million in decreased marketing expenses, primarily for Gap brand and Old Navy; offset by

•

$32 million of expenses, the majority of which were severance payments, recognized in the first three quarters of fiscal year 2007 as a result of our cost reduction initiatives not included in the first three quarters of fiscal year 2006; and

•

$31 million of income recognized in the first three quarters of fiscal year 2006 related to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards not included in the first three quarters of fiscal 2007.

Operating margin was 9.5 percent and 7.3 percent for the third quarters of fiscal years 2007 and 2006, respectively, and 8.1 percent and 7.8 percent for the first three quarters of fiscal years 2007 and 2006, respectively.

Interest Expense

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Interest Expense	$1	$9	$21	$30	—%	0.2%	0.2%	0.3%

Interest expense decreased $8 million for the third quarter of fiscal year 2007 compared with the prior year comparable period due primarily to the reduction of interest accruals resulting from the resolutions of tax audits and outstanding tax contingencies completed during the third quarter of fiscal year 2007. We anticipate fiscal year 2007 interest expense will be approximately $28 million.

Interest Income

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Interest Income	$28	$33	$97	$96	0.7%	0.9%	0.9%	0.9%

Interest income is earned on our cash, cash equivalents and short-term investments. The decrease in interest income for the third quarter of fiscal year 2007 over the prior year comparable period is primarily due to lower cash, cash equivalents and short-term investments balances.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Income Taxes	$156	$108	$371	$345
Effective Tax Rate	39.5%	35.4%	38.1%	37.3%

The lower effective tax rate for the third quarter of fiscal year 2006 compared with the third quarter of fiscal 2007 primarily reflects an adjustment in fiscal year 2006 related to a favorable tax treaty resolution that was originally recorded in January of fiscal year 2005.

We currently expect the fiscal year 2007 effective tax rate to be about 39 percent, although the respective effective tax rates vary from quarter to quarter. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

Loss from Discontinued Operation

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006	Nov. 3, 2007	Oct. 28, 2006
Loss from discontinued operation, net of income tax benefit	$1	$8	$34	$20	—%	0.2%	0.3%	0.2%

In February 2007, we announced our decision to close our Forth & Towne store locations. The decision resulted from a thorough analysis of the concept, which revealed that it was not demonstrating enough potential to deliver an acceptable long-term return on investment. All of the 19 Forth & Towne stores were closed by the end of June 2007 and we reduced our workforce by approximately 550 employees in the first half of fiscal year 2007. The results of Forth & Towne, net of the income tax benefit, have been presented as a discontinued operation in the accompanying condensed consolidated statements of earnings for all periods presented.

FINANCIAL CONDITION

Liquidity

We consider the following to be measures of our liquidity for each of the periods presented:

	November 3, 2007	October 28, 2006
Working capital ($ in millions) (a)	$2,147	$2,690
Current ratio (a)	1.79:1	1.93:1

(a)	Our working capital and current ratio calculations include restricted cash.

Our working capital and current ratio as of November 3, 2007 decreased over October 28, 2006 due to decreases in cash and cash equivalents, short-term investments and merchandise inventory, offset by a payment of $326 million related to our notes payable that matured in September 2007.

We are committed to maintaining sufficient cash to support the needs of our business and to withstand unanticipated business volatility; therefore, we plan to keep approximately $1.2 billion of cash on our balance sheet. We will continue to evaluate and evolve our $1.2 billion cash balance target over time to reflect the changing needs of our business.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash include personnel related expenses, merchandise inventory purchases, and payment of taxes and occupancy. Net cash provided by operating activities for the thirty-nine weeks ended November 3, 2007 increased $383 million from the prior year comparable period. This increase was mainly due to a decrease in inventory purchases, an increase in accounts payable and lower income taxes paid in the thirty-nine weeks ended November 3, 2007 compared with the thirty-nine weeks ended October 28, 2006.

Inventory management remains an area of focus. We continue to execute against our strategies of managing inventory levels in a manner that supports more selling at regular price and healthy merchandise margins. Inventory per square foot at November 3, 2007 was $59 which represents an eight percent decrease from the prior year comparable period. We expect inventory per square foot as of February 2, 2008 to be approximately four to six percent less than inventory per square foot as of February 3, 2007.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about thirteen weeks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

As part of our normal business practices, we periodically benchmark vendor payment terms within our industry. Based upon this review, we determined that there was an opportunity to modify our merchandise vendor payment terms to be more in line with our competitors. This change became effective in September 2007 and, as a result, we will have an extended time to pay.

Cash Flows from Investing Activities

During the thirty-nine weeks ended November 3, 2007, we used $55 million more cash for investing activities than the prior year comparable period. During the first three quarters of fiscal years 2007 and 2006, capital expenditures totaled $519 million and $406 million, respectively. For the thirty-nine weeks ended November 3, 2007, we had net maturities of short-term investments of $405 million compared with net maturities of short-term investments of $339 million in the prior year comparable period. For fiscal year 2007, we expect purchases of property and equipment to be about $700 million. We expect to open about 230 new store locations and to close about 200 store locations. This includes the conversion of 45 Old Navy Outlet stores to Old Navy, which are reflected in both openings and closings, and the closure of 19 Forth & Towne stores. As a result, we expect store square footage to increase about one percent as of February 2, 2008 over February 3, 2007.

Cash Flows from Financing Activities

During the first three quarters of fiscal year 2007, we used $619 million more cash for financing activities than the prior year comparable period. For the thirty-nine weeks ended November 3, 2007, we paid $1.1 billion for the repurchase of 59 million treasury shares compared with repurchases of 44 million shares for $771 million in the prior year comparable period. We also repaid our 6.90 percent notes payable of $326 million in September 2007.

Free Cash Flow

Free cash flow is a non-GAAP measure. We believe free cash flow is an important metric since it represents a measure of how much cash a company has available after the deduction of capital expenditures, and we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation.

For the first three quarters of fiscal year 2007, we delivered $484 million in free cash flow, compared with $214 million in the prior year comparable period.

The following table reconciles free cash flow, a non-GAAP financial measure, to a GAAP financial measure.

($ in millions)	39 Weeks Ended November 3, 2007	39 Weeks Ended October 28, 2006
Net cash provided by operating activities	$1,003	$620
Less: Purchases of property and equipment	(519)	(406)

Free cash flow	$484	$214

The following table sets forth our expected full fiscal year 2007 free cash flow of about $900 million:

($ in millions)	Expected 52 Weeks Ending February 2, 2008
Expected net cash provided by operating activities	$1,600
Less: Expected purchases of property and equipment	(700)

Expected free cash flow	$900

Dividend Policy

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. During fiscal year 2006, we increased our annual dividend from $0.18 per share for fiscal year 2005, to $0.32 per share for fiscal year 2006 and we intend to maintain that amount for fiscal year 2007. We paid a dividend of $0.08 per share in each of the first, second and third quarters of fiscal years 2007 and 2006.

Share Repurchase Program

During the first quarter of fiscal year 2007 there were no share repurchases. During the second quarter of fiscal year 2007, we repurchased 11 million shares for approximately $200 million. In August 2007, we announced that our board of directors had authorized an additional $1.5 billion for our ongoing share repurchase program. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family whose ownership represented approximately 17 percent of the Company’s outstanding shares at the end of the second quarter of fiscal year 2007. Multiple Fisher family members and controlled entities owned approximately 34 percent of our outstanding shares at the end of the second quarter of fiscal year 2007. We expect that approximately $250 million (approximately 17 percent) of the $1.5 billion share repurchase program will be purchased from Fisher family members under the agreements. The shares will be purchased each month at the same weighted average market price that we are paying for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members. During the third quarter of fiscal year 2007, we repurchased 48 million shares for approximately $887 million, of which eight million shares were repurchased for $147 million from the Fisher family.

Debt and Credit Facility

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million due December 2008 (“2008 Notes”) is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest payable by us on the 2008 Notes was 10.05 percent per annum as of November 3, 2007. Our 6.25 percent notes payable of $50 million are due March 2009.

Given our strong balance sheet and cash levels and our significantly reduced reliance on letters of credit, we amended our credit facility and agreements in the second quarter of fiscal year 2007. On May 18, 2007, we reduced our $750 million revolving credit facility to $500 million and extended the facility through August 2012. We also canceled two of our four $125 million, three-year letter of credit agreements and extended the remaining facilities through May 2010, effectively reducing our dedicated letter of credit lines to $250 million as we are using an increased amount of open account payment terms.

Letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to the transfer.

As of November 3, 2007, we had $122 million in trade letters of credit issued under our letter of credit agreements. There were no drawings under our $500 million revolving credit facility as of November 3, 2007. The net availability of the revolving credit facility, reflecting $50 million of outstanding standby letters of credit, was $450 million as of November 3, 2007.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $57 million as of November 3, 2007, of which $4 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 3, 2007, except for a change related to our adoption of FIN 48. The short-term and long-term liabilities for uncertain tax positions under FIN 48 were $4 million and $131 million, respectively, as of February 4, 2007. The accrued interest on unrecognized tax benefits was $27 million as of February 4, 2007. During the thirty-nine weeks ended November 3, 2007, the total gross unrecognized tax benefits decreased by approximately $27 million (see Note 7 of the Notes to Condensed Consolidated Financial Statements). We are not able to reasonably estimate when cash payments of the long-term liability for uncertain tax positions will occur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to the Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, thereby minimizing the credit exposure from our counter-parties. The principal currencies hedged during the third quarter of fiscal year 2007 were the Euro, British Pound, Japanese Yen, and Canadian Dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes.

We hedge the net assets of certain international subsidiaries to offset the translation and economic exposures related to our investments in these subsidiaries. The change in fair value of the hedging instrument is reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investments.

We have limited exposure to interest rate fluctuations on our borrowings. We used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) K.K., from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese Yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the consolidated balance sheets at their issuance amount, net of unamortized discount. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of November 3, 2007.

The interest on our $500 million notes due December 2008, of which only $138 million remains outstanding, is subject to change based on our long-term senior unsecured debt ratings. The interest rates earned on our cash and cash equivalents will fluctuate in line with short-term interest rates.

Our market risk profile as of November 3, 2007 has not significantly changed since February 3, 2007. Our market risk profile as of February 3, 2007 is disclosed in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on this review, the Chief Executive Officer and acting Chief Financial Officer concluded that these disclosure controls and procedures were effective as of November 3, 2007.

Changes in Internal Control Over Financial Reporting

During our third quarter of fiscal year 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements or resolutions may occur and negatively impact earnings in the quarter of such development, settlement or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, cash flows or financial position taken as a whole.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended November 3, 2007 by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (August 5 – September 1)	1,730,155	$18.71	1,730,155	$1,468 million
Month #2 (September 2 – October 6)	30,404,038	$18.30	30,404,038	$911 million
Month #3 (October 7 – November 3)	16,065,660	$18.54	16,065,660	$613 million

Total	48,199,853	$18.39	48,199,853

(1)	On August 21, 2007, our Board of Directors approved $1.5 billion for our share repurchase program, which we announced on August 23, 2007. This authorization has no expiration date.

ITEM 6. EXHIBITS

10.1*	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan

10.2*	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan

10.3*	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan

10.4*	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan

10.5	Purchase Agreement with Donald G. Fisher and Doris F. Fisher dated August 22, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

10.6	Purchase Agreement with John J. Fisher dated August 22, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

10.7	Purchase Agreement with Robert J. Fisher dated August 22, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

10.8	Purchase Agreement with William S. Fisher dated August 22, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: December 11, 2007	By	/s/ Glenn Murphy
Glenn Murphy
Chairman and Chief Executive Officer

Date: December 11, 2007	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President - Finance and acting Chief Financial Officer

EXHIBIT INDEX

10.1*	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan

10.2*	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan

10.3*	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan

10.4*	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan

10.5	Purchase Agreement with Donald G. Fisher and Doris F. Fisher dated August 22, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

10.6	Purchase Agreement with John J. Fisher dated August 22, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

10.7	Purchase Agreement with Robert J. Fisher dated August 22, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

10.8	Purchase Agreement with William S. Fisher dated August 22, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.