Form 10-K
period 2008-02-02
GAP INC
filed 2008-03-28
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the fiscal year ended February 2, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For	the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 952-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of each exchange where registered)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☒       Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2007 was approximately $10 billion based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s common stock outstanding as of March 21, 2008 was 735,071,221.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2008 (hereinafter referred to as the “2008 Proxy Statement”) are incorporated into Part III.

Gap Inc. Form 10-K  1

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) our plan to continue our investments in advertising and marketing; (ii) our plans to expand internationally through franchising and similar arrangements; (iii) the expected payments and the expected benefits, including cost savings, resulting from our services agreement with IBM; (iv) the maximum potential amount of future lease payments; (v) the outcome of proceedings, lawsuits, disputes and claims; (vi) future charges related to the closure of Forth & Towne; (vii) driving earnings through inventory discipline which supports improved gross margins; (viii) continuing cost management; (ix) improving return on invested capital; (x) continuing to focus on product across all brands; (xi) our commitment to returning excess cash to our stockholders; (xii) our plan to increase our dividend in fiscal 2008; (xiii) operating margin in fiscal 2008; (xiv) interest expense for fiscal 2008; (xv) effective tax rate for fiscal 2008; (xvi) cash flow from operations and existing capital resources being adequate to satisfy our capital needs; (xvii) number of new store openings and store closings in fiscal 2008; (xviii) net square footage change in fiscal 2008; (xix) capital expenditures (net purchases of property and equipment) in fiscal 2008; (xx) net cash provided by operating activities in fiscal 2008; (xxi) free cash flow in fiscal 2008; (xxii) share repurchases, including repurchases from members of the Fisher family; (xxiii) the impact of losses due to indemnification obligations; (xxiv) maximum exposure and cash collateralized balance for reinsurance pool in future periods; (xxv) future lease payments and sublease income; (xxvi) the assumptions used to value share-based compensation expense; and (xxvii) our intent to use earnings in foreign operations for an indefinite period or repatriate them only when tax-effective to do so.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs, structure and access to capital in future periods; the risk that changes to our IT systems may disrupt our operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations; the risk that acts or omissions by the company’s third party vendors could have a negative impact on the company’s reputation or operations; the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; the risk that either the company or members of the Fisher family terminate the repurchase agreements; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 28, 2008 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

2  Gap Inc. Form 10-K

THE GAP, INC.

2007 ANNUAL REPORT ON FORM 10-K

Gap Inc. Form 10-K  3

PART I

Item 1. Business

General

The Gap, Inc. (the “Company,” “we” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

We are a global specialty retailer operating retail and online stores selling casual apparel, accessories, and personal care products for men, women and children under the Gap, Old Navy, Banana Republic, and Piperlime brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe and the Middle East. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers may shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

We design most of our products, which are manufactured by independent sources, and sell them under our brands:

Gap. Founded in 1969, Gap stores offer an extensive selection of classically styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis and T-shirts to fashion apparel, accessories, personal care products for men and women, ages teen through adult, and maternity apparel. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children, ages newborn through pre-teen. We launched GapBody in 1998 offering women’s underwear, sleepwear, loungewear, yoga gear, and personal care products. We also operate Gap Outlet stores, which carry a similar line of products.

Old Navy. We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes and accessories for adults, children and infants as well as other items, including personal care products, in an innovative, exciting shopping environment. Old Navy also offers a line of maternity wear.

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

We also offer products that are designed and manufactured by branded third parties in our online shoe store:

Piperlime. We launched Piperlime in October 2006. Piperlime offers customers an assortment of the leading brands in footwear for women, men and kids, as well as tips, trends and advice from leading style authorities.

As of February 2, 2008, we operated a total of 3,167 store locations. For more information on the number of stores by brand and region, see the table in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K.

We introduced Gap Online, a web-based store located at www.gap.com, in 1997. Products comparable to those carried in Gap, GapKids, babyGap and GapBody stores can be purchased online, as well as a petite line not found in stores. We introduced Banana Republic Online, a web-based store located at www.bananarepublic.com, in 1999, which offers products comparable to those carried in the store collections, as well as a plus size line not found in stores. In 2000, we established Old Navy Online, a web-based store located at www.oldnavy.com. Old Navy Online also offers apparel and accessories comparable to those carried in the store collections, as well as a plus size line not found in stores.

4  Gap Inc. Form 10-K

On February 26, 2007, we announced that we would not move forward with the roll-out of our Forth & Towne brand. While we were encouraged by the initial performance of Forth & Towne, a thorough analysis revealed that the concept was not demonstrating enough potential to deliver an acceptable long-term return on investment. We closed all 19 Forth & Towne stores located in 10 U.S. markets by the end of June 2007.

Certain financial information about international operations is set forth under the heading “Segment Information” in Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Our stores offer a shopper-friendly environment with an assortment of casual apparel and accessories that emphasize style, quality and good value. The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store.

Our stores generally are open seven days per week (where permitted by law) and most holidays. All sales are tendered for cash, personal checks, debit cards, or credit cards. We also issue and redeem gift cards through our brands.

Gap, Banana Republic, and Old Navy each has a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are underwritten by a third-party financing company.

Merchandise Vendors

We purchase merchandise from approximately 790 vendors with facilities in approximately 60 countries. No vendor accounted for more than 3 percent of the dollar amount of our total fiscal 2007 purchases. Of our merchandise sold during fiscal 2007, approximately 3 percent of all units (representing approximately 3 percent of total cost) were produced domestically while the remaining 97 percent of all units (representing approximately 97 percent of total cost) were produced outside the United States. Approximately 22 percent of our total merchandise units (representing approximately 24 percent of total cost) were produced in China, with the remainder coming from approximately 60 other countries. Any event causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the section entitled “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about 13 weeks during the back-to-school (August) and holiday (November through December) periods. During fiscal 2007, these periods accounted for approximately 32 percent of our net sales.

Brand Building

Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime, virtually all aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. With respect to Piperlime, we control all aspects of brand development except for product design. We continue to invest in our brands and enhance the customer experience through the remodeling of existing stores, the closure of under-performing stores, and a focus on customer service.

Advertising

We place print ads in major metropolitan newspapers and their Sunday magazines, major news weeklies and magazine categories such as lifestyle and fashion. Our ads also appear in various outdoor venues, such as mass transit posters, exterior bus panels, bus shelters and billboards, and indoor venues, such as in-mall kiosks. We

Gap Inc. Form 10-K  5

also advertise online as well as run television and radio ads for certain brands. We plan to continue our investments in advertising and marketing in fiscal 2008. There can be no assurances that these investments will result in increased sales or profitability.

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy, and Piperlime trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising

We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Bahrain, Indonesia, Kuwait, Malaysia, Philippines, Oman, Qatar, Saudi Arabia, Singapore, South Korea, Turkey, United Arab Emirates, Greece, Romania, Bulgaria, Cyprus and Croatia. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. While we expect that this will be a small part of our business in the near future, we plan to continue to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to expand internationally. For additional information on risks related to our franchise business, see the section entitled “Risk Factors—Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands” in Item 1A of this Form 10-K.

Inventory

The cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we and other retailers generally build up our inventory levels. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. Because we do not carry much replenishment inventory in our stores, much of our inventory is maintained in distribution centers. Also see the section entitled “Risk Factors—We must successfully gauge fashion trends and changing consumer preferences to succeed” in Item 1A of this Form 10-K.

Competitors

The global specialty apparel industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We are also faced with competition in European, Japanese and Canadian markets from established regional and national chains. Also see the section entitled “Risk Factors—Our business is highly competitive and depends on consumer spending patterns” below in Item 1A of this Form 10-K.

Employees

As of February 2, 2008, we had a work force of approximately 150,000 employees, which includes a combination of part- and full-time employees. We hire temporary employees primarily during the peak back-to-school and holiday seasons.

To remain competitive in the apparel retail industry we must attract, develop and retain skilled employees, including executives. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—We must successfully gauge fashion trends and changing consumer preferences to succeed” below in Item 1A of this Form 10-K.

6  Gap Inc. Form 10-K

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

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position and Principal Occupation During Past Five Years:

Michelle Banks, 44, effective March 31, 2008, Senior Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer; Senior Vice President and General Counsel from November 2006 to March 31, 2008; Vice President from March 2005 to November 2006; Associate General Counsel from February 2003 to March 2005; Senior Corporate Counsel from January 1999 to February 2003.

Donald Fisher, 79, Founder; Chairman Emeritus since 2004; Chairman of the Company from 1969 to 2004; Chief Executive Officer of the Company from 1969 to 1995.

Marka Hansen, 53, President, Gap North America since February 2007; President of Banana Republic from June 2003 to February 2007; EVP of Gap Adult Merchandising from February 2002 until June 2003; SVP of Human Resources from March 2000 until February 2002; SVP of Merchandising, International Division from April 1995 to March 2000, VP of Merchandising from April 1990 to April 1995.

Glenn Murphy, 46, Chairman and Chief Executive Officer since August 2007; Chief Executive Officer of Shoppers Drug Mart Corporation, Canada’s largest retail drug store group, from 2001 to 2007.

Art Peck, 52, Executive Vice President, Strategy and Operations since May 2005; Acting President, Gap Inc. Outlet since February 2008; Senior Vice President of The Boston Consulting Group, an international strategy and general management consulting firm, from 1982 to May 2005; Director of The Boston Consulting Group from 1988 to 2005.

Eva Sage-Gavin, 49, effective April 1, 2008, Executive Vice President, Human Resources, Communications and Corporate Social Responsibility; Executive Vice President, Human Resources and Communications from February 2007 to April 2008; Executive Vice President, Human Resources from March 2003 to February 2007; Senior Vice President, Human Resources of Sun Microsystems, Inc. from 2000 to 2003.

Lauri Shanahan, 45, Executive Vice President, Chief Legal and Administrative Officer, Chief Compliance Officer and Corporate Secretary since November 2006; Executive Vice President, Chief Compliance Officer, General Counsel and Corporate Secretary from May 2005 to November 2006; Executive Vice President, General Counsel and Corporate Secretary from December 2004 until May 2005; Senior Vice President, General Counsel and Corporate Secretary from 2001 to 2004. We announced that Ms. Shanahan will be leaving the Company effective March 31, 2008.

Sabrina Simmons, 44, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President – Corporate Finance from September 2007 to January 2008; Senior Vice President—Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.

Gap Inc. Form 10-K  7

Michael Tasooji, 51, Executive Vice President and Chief Information Officer since October 2003; Senior Vice President and Chief Information Officer of The Walt Disney Company from 2000 to 2003.

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

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results. Some of our past product offerings have not been well received by our broad and diverse customer base. Merchandise misjudgments could have a material adverse effect on our operating results.

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

The global specialty apparel retail industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

•	sourcing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

8  Gap Inc. Form 10-K

•	providing strong and effective marketing support; and

•	attracting consumer traffic.

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on apparel and accessories could have a material adverse effect on our operating results.

We are also faced with competition in European, Japanese and Canadian markets from established regional and national chains. Our success in these markets depends on determining a sustainable profit formula to build brand loyalty and gain market share in these challenging retail environments. If our international business is not successful or if we cannot effectively take advantage of international growth opportunities, our results of operations could be adversely affected.

The market for prime real estate is competitive.

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, including our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets, as well as effectively managing the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

We experience fluctuations in our comparable store sales and margins.

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis. More recently, over the past three years, our comparable store sales figures have been negative year over year as demonstrated by a decrease of five percent in fiscal 2005, a decrease of seven percent in fiscal 2006, and a decrease of four percent in fiscal 2007. Over the past five years, our reported gross margins have ranged from a high of 39 percent in fiscal 2004 to a low of 36 percent in fiscal 2006. In addition, over the past five years, our reported operating margins have ranged from a low of 8 percent in fiscal 2006 to a high of 12 percent in fiscal 2004.

Our ability to deliver strong comparable store sales results and margins depends, in large part, on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using more effective pricing strategies, and optimizing store performance by closing under performing stores. Failure to meet the expectations of investors, security analysts or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

Changes in our credit ratings may limit our access to the capital market.

As a result of changes to our long-term credit ratings, we do not have meaningful access to the commercial paper market. Although we believe that our existing cash, cash equivalents and short-term investments combined with future cash flow from our operations will be adequate to satisfy our capital needs for the foreseeable future, we may require additional cash for unexpected contingencies.

Gap Inc. Form 10-K  9

The interest on our $500 million notes payable due December 2008, of which only $138 million remains outstanding, is subject to increase or decrease by 0.25 percent for each rating downgrade or upgrade, respectively, of our long-term senior unsecured debt ratings by rating agencies. The interest rate on the notes was 10.05 percent per annum as of February 2, 2008.

Any future reduction in our long-term senior unsecured credit rating could result in reduced access to the capital markets and higher interest costs on future financings.

For further information on our debt and credit facilities see the sections entitled “Debt” and “Credit Facilities” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K.

Trade matters may disrupt our supply chain.

We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions, against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. Although the quota system established by the Agreement on Textiles and Clothing was phased out for World Trade Organization countries effective January 1, 2005, the U.S. and China agreed to continue with safeguards on textiles and apparel in China through December 31, 2008. There can be no assurances that additional restrictions will not be reestablished for certain categories in specific countries. We are unable to determine the impact of the changes to the quota system on our global sourcing operations, including China and Vietnam. Our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds and/or other trade disruptions.

Updates or changes to our IT systems may disrupt operations.

We continue to evaluate and implement upgrades to our information technology systems. Upgrades involve replacing existing systems with successor systems, making changes to existing systems or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as ensuring appropriate commercial contracts with third-party vendors supplying such replacement technologies are in place. For example, in fiscal 2007, we implemented the first phase of our new merchandise planning system. The new merchandise planning system will be rolled out to our domestic operations in fiscal 2008 and 2009. Although we are on track with replacement or upgrade of our systems, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our results of operations.

Our IT services agreement with IBM could cause disruptions in our operations and an adverse effect on our financial results.

We have entered into the third year of a ten-year non-exclusive services agreement with IBM under which IBM operates certain significant aspects of our information technology infrastructure, including supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery. Under this agreement, we expect to continue to enhance the capabilities of and level of service realized from our technology infrastructure, while reducing the costs associated with these functions over

10  Gap Inc. Form 10-K

time. However, our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include disruption in services, the inability to quickly respond to changes in technology, and the failure to protect the security and integrity of the Company’s data under the terms of the agreement. We are unable to provide assurances that some or all of these risks will not occur. Failure to effectively mitigate these risks if they occur could have a material adverse effect on our operations and financial results. However, we are actively managing the framework of the agreement to align it with our evolving business needs, which include financial benchmarking, in-sourcing, and adjusting service levels as appropriate.

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

We entered into franchise agreements with unaffiliated franchisees to operate stores in Asia, Europe and the Middle East. Under these agreements, third parties operate, or will operate, stores that sell apparel, purchased from us, under our brand names. Prior to fiscal 2006, we had no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors or in a similar capacity. In addition, certain aspects of these arrangements are not directly in our control, such as the ability of these third parties to meet their projections regarding store openings and sales. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. Failure to successfully expand internationally through franchising or similar arrangements, or a failure to protect the value of our brands or any other acts or omissions by a franchisee, could have an adverse effect on our results of operations or our reputation.

Our products are subject to risks associated with overseas sourcing and manufacturing.

Independent third parties manufacture the majority of our products for us. If we experience significant increases in demand, or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and labor, health and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Any delays, interruption or increased costs in the manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net earnings both in the short and long term.

Because independent vendors manufacture the majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. Manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. In addition, the cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

Gap Inc. Form 10-K  11

Failure of our vendors to adhere to our code of vendor conduct could harm our business.

We purchase nearly all merchandise from third-party vendors outside of the United States and require those vendors to adhere to a code of vendor conduct and other environmental, health, and safety standards for the benefit of workers. From time to time, contractors may not be in compliance with these standards or applicable local laws. Significant or continuing noncompliance with such standards and laws by one or more contractors could have a negative impact on our reputation and a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. The stores operated as of February 2, 2008 aggregated approximately 39.6 million square feet. Almost all our stores are leased with one or more renewal options after our initial term, or slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

We own approximately 1.2 million square feet of headquarters office space located in San Francisco, San Bruno and Rocklin, California, of which approximately 184,000 square feet is leased to another company. We lease approximately 1.2 million square feet of headquarters office space located in San Francisco, San Bruno and Rocklin, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. Of the 1.2 million square feet of leased office space, approximately 189,000 square feet is under sublease to others and approximately 6,300 square feet is being marketed for sublease to others. We also lease 24 regional offices in North America and 36 international offices. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We lease approximately 1.8 million square feet of distribution space located in Grove City, Ohio and in Northern Kentucky. A third-party logistics company provides logistics services to us through a 390,000 square foot distribution warehouse in Chiba, Japan.

Item 3. Legal Proceedings

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, employment, and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

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

12  Gap Inc. Form 10-K

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 21, 2008 was 9,534. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2007 and 2006.

	Market Prices				Dividends Declared and Paid
	2007		2006		2007	2006
Fiscal	High	Low	High	Low
1st Quarter	$20.26	$17.11	$19.42	$17.26	$0.08	$0.08
2nd Quarter	$19.66	$16.44	$18.88	$15.91	0.08	0.08
3rd Quarter	$19.73	$15.20	$20.84	$16.05	0.08	0.08
4th Quarter	$22.02	$16.36	$21.39	$18.40	0.08	0.08

Year					$0.32	$0.32

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 2, 2008, with (i) the cumulative total return of the Dow Jones (“DJ”) U.S. Retail, Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.

Gap Inc. Form 10-K  13

Total Return Analysis

	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008
The Gap, Inc.	$100.00	$127.67	$151.87	$126.15	$135.94	$137.76
DJ US Retail, Apparel Index	$100.00	$132.87	$162.97	$183.18	$213.26	$166.87
S&P 500 Index	$100.00	$134.54	$142.90	$157.71	$180.39	$176.07

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended February 2, 2008, by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Nov. 4 – Dec. 1)	9,954,307	$19.15	9,954,307	$423 million
Month #2 (Dec. 2 – Jan. 5)	18,996,279	$20.82	18,996,279	$27 million
Month #3 (Jan. 6 – Feb. 2)	1,359,375	$19.96	1,359,375	$—

Total	30,309,961		30,309,961

(1)	On August 21, 2007, our Board of Directors approved $1.5 billion for our share repurchase program, which we announced on August 23, 2007. This authorization has been completed.

14  Gap Inc. Form 10-K

Item 6. Selected Financial Data

The following selected financial data are derived from the Consolidated Financial Statements of the Company. We have also included certain non-financial data to enhance your understanding of our business. In fiscal 2007, we closed our Forth & Towne stores and, accordingly, the results of Forth & Towne have been presented as a discontinued operation in the table below. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and notes herein.

	Fiscal Year (number of weeks)
	2007 (52)	2006 (53)	2005 (52)	2004 (52)	2003 (52)
Operating Results ($ in millions)
Net sales	$15,763	$15,923	$16,019	$16,267	$15,854
Gross margin	36.1%	35.5%	36.7%	39.2%	37.6%
Operating margin (a)	8.3%	7.7%	11.1%	12.2%	11.9%
Earnings from continuing operations, net of income taxes	$867	$809	$1,131	$1,150	$1,031
Net earnings	$833	$778	$1,113	$1,150	$1,031
Cash dividends paid	$252	$265	$179	$79	$79

Per Share Data (number of shares in millions)
Earnings from continuing operations—basic	$1.10	$0.97	$1.28	$1.29	$1.15
Loss from discontinued operation—basic	$(0.05)	$(0.03)	$(0.02)	$—	$—
Net earnings—basic	$1.05	$0.94	$1.26	$1.29	$1.15
Earnings from continuing operations—diluted	$1.09	$0.97	$1.26	$1.21	$1.09
Loss from discontinued operation—diluted	$(0.04)	$(0.04)	$(0.02)	$—	$—
Net earnings—diluted	$1.05	$0.93	$1.24	$1.21	$1.09
Weighted-average number of shares—basic	791	831	881	893	893
Weighted-average number of shares—diluted	794	836	902	991	988
Cash dividend declared and paid (b)	$0.32	$0.32	$0.18	$0.09	$0.09

Financial Position ($ in millions except inventory per square foot)
Merchandise inventory	$1,575	$1,796	$1,696	$1,814	$1,704
Total assets	$7,838	$8,544	$8,821	$10,048	$10,713
Inventory per square foot (c)	$37	$44	$43	$48	$45
Percentage increase (decrease) in inventory per square foot	(15.3)%	2.4%	(10.7)%	6.2%	(15.5)%
Working capital	$1,653	$2,757	$3,297	$4,062	$4,156
Total long-term debt and senior convertible notes, less current maturities (d)	$50	$188	$513	$1,886	$2,487
Stockholders’ equity	$4,274	$5,174	$5,425	$4,936	$4,648

Other Data ($ and square footage in millions)
Purchase of property and equipment	$682	$572	$600	$419	$261
Number of new store locations opened	214	194	198	130	35
Number of store locations closed	178	116	139	158	130
Number of store locations open at year-end	3,167	3,131	3,053	2,994	3,022
Percentage increase (decrease) in comparable store sales (52-week basis)	(4)%	(7)%	(5)%	0%	7%
Square footage of store space at year-end	39.6	38.9	37.8	36.6	36.5
Percentage increase (decrease) in square feet	1.8%	2.9%	3.3%	0.3%	(2.1)%
Number of employees at year-end	150,000	154,000	153,000	152,000	153,000

Gap Inc. Form 10-K  15

(a)	Operating margin includes the loss on early retirement of debt of $105 million for fiscal 2004.
(b)	A dividend of $0.0222 per share declared in the fourth quarter of fiscal 2004 was paid in the first quarter of fiscal 2005.
(c)	Based on year-end inventory balance and store square footage; excludes inventory related to online sales and excludes inventory and square footage related to Forth & Towne.
(d)	Fiscal 2007 reduction due to classification of notes payable of $138 million into current maturities of long-term debt. Fiscal 2006 reduction due to classification of notes payable of $325 million into current maturities of long-term debt, which was repaid in September 2007. Fiscal 2005 reduction due primarily to the March 2005 redemption of our Senior Convertible Notes of $1.4 billion. See Note 4 of Notes to the Consolidated Financial Statements.

16  Gap Inc. Form 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a global specialty retailer operating retail and online stores selling casual apparel, accessories, and personal care products for men, women, and children under the Gap, Old Navy, Banana Republic, and Piperlime brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe and the Middle East. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com. We design virtually all of our products, which are manufactured by independent sources, and sell them under our brands. We also offer products that are designed and manufactured by branded third parties in our online shoe store, Piperlime, which was launched in October 2006.

Fiscal 2007 and 2005 had 52 weeks versus 53 weeks in fiscal 2006. Net sales numbers for the fourth quarter and year for fiscal 2006 include this additional week; however, comparable store sales calculations exclude the 53rd week.

Significant financial items during fiscal 2007 include:

•	Net sales for fiscal 2007 were $15.8 billion compared with $15.9 billion in fiscal 2006, and comparable store sales decreased 4 percent compared with a decrease of 7 percent last year.

•

Net earnings from continuing operations for fiscal 2007 increased 7 percent to $867 million, or $1.09 per share on a diluted basis, compared with $809 million, or $0.97 per share on a diluted basis for fiscal 2006.

•

In February 2007, we announced our decision to close our Forth & Towne store locations. We eliminated about 550 Forth & Towne positions and closed all 19 stores by the end of June 2007. Forth & Towne is presented as a discontinued operation in the accompanying Consolidated Financial Statements. We recorded a loss from the discontinued operation of $34 million, net of income tax benefit, in fiscal 2007 and we expect future charges to be immaterial.

•

As part of our efforts to streamline operations, we examined our organizational structure to ensure that we were enabling our brands to make decisions and effect change more efficiently. These cost reduction initiatives resulted in $34 million of expenses in fiscal 2007, of which $32 million were operating expenses and $2 million were cost of goods sold and occupancy expenses. The majority of these expenses were related to severance benefits for employees at our headquarter locations.

•

Net earnings for fiscal 2007 were $833 million, or $1.05 per share on a diluted basis, compared with $778 million, or $0.93 per share on a diluted basis for fiscal 2006. Included in net earnings for fiscal 2007 was $68 million, or $0.07 per share on a diluted basis, related to the discontinued operation of Forth & Towne and expenses associated with our cost reduction initiatives described above.

•	Our online sales for fiscal 2007 increased 24 percent to $903 million, compared with $730 million for fiscal 2006.

•

We generated cash flows from operating activities of $2.1 billion during 2007. During the third quarter of fiscal 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. Our capital expenditures in fiscal 2007 were $682 million.

•

In fiscal 2007, we generated free cash flow of $1.4 billion compared with free cash flow of $678 million in fiscal 2006. Free cash flow is defined as net cash provided by operating activities less the purchase of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, to a GAAP financial measure, see the Financial Condition section in this Management’s Discussion and Analysis.

Gap Inc. Form 10-K  17

•

We repurchased about 89 million shares of our common stock for a total of $1.7 billion under our share repurchase programs in fiscal 2007 which underscores our commitment to return excess cash to shareholders.

In fiscal 2007, we focused on three critical areas to restore the health of the Company: simplifying the business and holding each brand accountable to its priorities, managing our inventory with discipline to enable growth in gross margin and gross profit, and focusing on product and target customers, specifically at Gap and Old Navy. This work helped us increase net earnings and has created the important groundwork for our future. In fiscal 2008, we will focus on four priorities: driving earnings through inventory discipline which supports improved gross margin, continuing cost management, improving return on invested capital, and continuing to focus on product across all brands. We remain committed to returning excess cash to our stockholders through dividends and share repurchases.

In February 2008, we announced that our Board of Directors authorized an additional $1 billion for our share repurchase program and a plan to increase the annual dividend per share by six percent, from $0.32 per share in fiscal 2007 to $0.34 per share in fiscal 2008.

RESULTS OF OPERATIONS

Net Sales

Net Sales by Brand, Region and Channel

Net sales consist of retail sales, online sales and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. Fiscal 2007 and 2005 had 52 weeks versus 53 weeks in fiscal 2006. Net sales numbers for the fourth quarter and year for fiscal 2006 include this additional week; however, comparable stores sales calculations exclude the 53rd week. Net sales for the additional week in fiscal 2006 were approximately $200 million. Net sales by brand, region and channel are as follows:

(in millions) 52 Weeks Ended February 2, 2008		Gap	Old Navy	Banana Republic	Other (2)	Total
U.S. (1)	Stores	$4,146	$5,776	$2,351	$—	$12,273
	Direct (Online)	308	428	136	31	903
Canada		364	461	147	—	972
Europe		822	—	—	5	827
Asia		613	—	89	36	738
Other (2)		—	—	—	50	50

Total		$6,253	$6,665	$2,723	$122	$15,763

Global Sales Growth (Decline)		(4)%	(2)%	7%	213%	(1)%

53 Weeks Ended February 3, 2007		Gap	Old Navy	Banana Republic	Other (2)	Total
U.S. (1)	Stores	$4,494	$6,042	$2,251	$—	$12,787
	Direct (Online)	261	345	117	7	730
Canada		379	442	119	—	940
Europe		792	—	—	1	793
Asia		581	—	61	7	649
Other (2)		—	—	—	24	24

Total		$6,507	$6,829	$2,548	$39	$15,923

Global Sales Growth (Decline)		(5)%	—	11%	56%	(1)%

18  Gap Inc. Form 10-K

52 Weeks Ended January 28, 2006		Gap	Old Navy	Banana Republic	Other (2)	Total
U.S. (1)	Stores	$4,767	$6,153	$2,100	$—	$13,020
	Direct (Online)	233	268	91	3	595
Canada		409	435	96	—	940
Europe		825	—	—	2	827
Asia		603	—	14	1	618
Other (2)		—	—	—	19	19

Total		$6,837	$6,856	$2,301	$25	$16,019

Global Sales Growth (Decline)		(6)%	2%	1%	127%	(2)%

(1)	U.S. includes the United States and Puerto Rico.
(2)	Other includes our wholesale business, franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Comparable Store Sales

A store is included in comparable store sales (“Comp”) when it has been open at least one fiscal year and the square footage has not changed by 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when it has been open for less than one fiscal year or it has changed its square footage by 15 percent or more within the past fiscal year. Non-store sales such as online revenues are also considered Non-comp.

A store is considered “Closed” if it is temporarily closed for three or more full consecutive days or is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in Closed status for three or more days in the prior year then the store will be in Non-comp status for the same days in the following year.

The difference between prior year and current year net sales can be classified as follows:

($ in millions) 52 Weeks Ended February 2, 2008	Gap (3)(4)	Old Navy (3)	Banana Republic (3)(4)	Other (5)	Total
2006 Net Sales	$6,507	$6,829	$2,548	$39	$15,923
Increase (decrease) in:
Comparable stores	(252)	(410)	23	—	(639)
Non-comparable and closed stores (1)	(112)	127	86	59	160
Direct (Online)	47	83	19	24	173
Foreign exchange (2)	63	36	47	—	146

2007 Net Sales	$6,253	$6,665	$2,723	$122	$15,763

53 Weeks Ended February 3, 2007	Gap (3)(4)	Old Navy (3)	Banana Republic (3)(4)	Other (5)	Total
2005 Net Sales	$6,837	$6,856	$2,301	$25	$16,019
Increase (decrease) in:
Comparable stores	(475)	(518)	5	—	(988)
Non-comparable and closed stores (1)	95	387	211	10	703
Direct (Online)	28	77	26	4	135
Foreign exchange (2)	22	27	5	—	54

2006 Net Sales	$6,507	$6,829	$2,548	$39	$15,923

Gap Inc. Form 10-K  19

(1)	Non-comparable and closed stores include the impact of the 53rd week in fiscal 2006.
(2)	Foreign exchange is the translation impact if prior year sales were translated at current year exchange rates.
(3)	Includes Canadian stores.
(4)	Includes international stores.
(5)	Includes wholesale business, franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Our fiscal 2007 net sales decreased $160 million, or 1 percent compared with fiscal 2006. Fiscal 2006 consisted of 53 weeks, and the additional week contributed approximately $200 million of net sales. Our fiscal 2007 comparable store sales declined 4 percent compared with the prior year. The 3 percentage point difference between net sales and comparable store sales was primarily due to the impact of new stores and a 24 percent increase in online sales for fiscal 2007 compared with fiscal 2006. Overall, our net square footage increased 1.8 percent in fiscal 2007 from the prior year and sales productivity was $376 per average square foot for fiscal 2007 compared with $395 per average square foot in fiscal 2006. We opened 214 new stores and closed 178 stores in fiscal 2007. This includes the conversion of 45 Old Navy Outlet stores to Old Navy, which are reflected in both openings and closings, and the closure of 19 Forth & Towne stores.

Our fiscal 2006 sales decreased $96 million, or 0.6 percent, compared with fiscal 2005. During fiscal 2006, our comparable store sales declined 7 percent compared with the prior year primarily due to our product assortments at the Gap and Old Navy brands which did not perform to our expectations. Our total non-comparable store sales increase was due to the 194 new store openings and the additional week of sales in fiscal 2006. Our overall net square footage increased 2.9 percent over the prior year and sales productivity in fiscal 2006 was $395 per average square foot compared with $412 per average square foot in fiscal 2005. We closed 116 stores in fiscal 2006, mainly for Gap brand.

Comparable store sales percentage by brand for fiscal 2007 and fiscal 2006 were as follows:

•	Gap North America: negative 5 percent in fiscal 2007 versus negative 7 percent in fiscal 2006;

•	Old Navy North America: negative 7 percent in fiscal 2007 versus negative 8 percent in fiscal 2006;

•	Banana Republic North America: positive 1 percent in fiscal 2007 versus flat in fiscal 2006; and

•	International: negative 1 percent in fiscal 2007 versus negative 8 percent in fiscal 2006.

Store Count and Square Footage

Store count and square footage for our wholly owned stores were as follows:

	February 2, 2008		February 3, 2007
	Number of Store Locations	Square Footage (in millions)	Number of Store Locations	Square Footage (in millions)
Gap North America	1,249	12.2	1,293	12.3
Gap Europe	173	1.5	168	1.5
Gap Asia	110	1.1	105	1.0
Old Navy North America	1,059	20.0	1,012	19.3
Banana Republic North America	555	4.7	521	4.5
Banana Republic Asia	21	0.1	13	0.1
Forth & Towne	—	—	19	0.2

Total	3,167	39.6	3,131	38.9

Increase over Prior Year	1.1%	1.8%	2.6%	2.9%

20  Gap Inc. Form 10-K

Outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Bahrain, Indonesia, Kuwait, Malaysia, Philippines, Oman, Qatar, Saudi Arabia, Singapore, South Korea, Turkey, United Arab Emirates, Greece, Romania, Bulgaria, Cyprus and Croatia. We had 68 and 7 franchise stores that were open as of February 2, 2008 and February 3, 2007, respectively.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	occupancy, rent, common area maintenance, real estate taxes, utilities, and depreciation for our stores and distribution centers.

The classification of these expenses varies across the retail industry.

				Percentage of Net Sales
($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Cost of Goods Sold and Occupancy Expenses	$10,071	$10,266	$10,145	63.9%	64.5%	63.3%

Gross Profit/Gross Margin %	$5,692	$5,657	$5,874	36.1%	35.5%	36.7%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.6 percentage points in fiscal 2007 compared with fiscal 2006. Cost of goods sold as a percentage of net sales decreased 1.4 percentage points, or $307 million, in fiscal 2007 compared with fiscal 2006. The decrease was driven primarily by an increase in selling at regular price and a higher margin achieved for marked down merchandise. As a percentage of sales, occupancy expenses increased 0.8 percentage points in fiscal 2007 compared with fiscal 2006.

Cost of goods sold and occupancy expenses as a percentage of net sales increased 1.2 percentage points in fiscal 2006 compared with fiscal 2005. Cost of goods sold as a percentage of net sales increased 1.3 percentage points, or $156 million, in fiscal 2006 compared with fiscal 2005, as product acceptance challenges drove additional promotions and markdowns. As a percentage of sales, occupancy expenses decreased 0.1 percentage points compared with fiscal 2005. The decrease was primarily due to a net decrease in occupancy expenses of $31 million related to the fiscal 2005 amortization of key money paid to acquire the rights of tenancy in France ($50 million) net of a lease accounting adjustment to true-up amounts which were estimated in our fiscal 2004 financial statements ($19 million).

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Gap Inc. Form 10-K  21

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, and depreciation for headquarter facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

				Percentage of Net Sales
($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Operating Expenses	$4,377	$4,432	$4,099	27.8%	27.8%	25.6%

Included in operating expenses are costs related to store closures and our sublease loss reserve. The following discussion should be read in conjunction with Note 6 of Notes to the Consolidated Financial Statements.

Operating expenses as a percentage of net sales were flat, but decreased $55 million in fiscal 2007 compared with fiscal 2006 primarily due to the following:

•	$97 million in decreased marketing expenses, primarily for Gap and Old Navy; offset by

•	$32 million of expenses, the majority of which were severance payments, recognized in fiscal 2007 as a result of our cost reduction initiatives not included in fiscal 2006;

•	$31 million of income recognized in fiscal 2006 related to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards not included in fiscal 2007; and

•	$14 million of income recognized in fiscal 2006 related to the Visa/Mastercard litigation settlement.

The remaining decrease is due to lower payroll and other expenses across the organization.

Operating expenses as a percentage of net sales increased 2.2 percentage points, or $333 million, in fiscal 2006 compared with fiscal 2005. The increase was primarily due to:

•	$162 million in increased payroll and related expenses for more employees and merit increases;

•	$84 million in increased marketing and store related activities;

•	$61 million of income recognized in fiscal 2005 as a result of the effect of the sublease loss reserve reversal not included fiscal 2006;

•

$32 million in increased share-based compensation as a result of the adoption of Statement of Financial Accounting Standards No. (“SFAS”) 123(R), “Share-Based Payment”, in the first quarter of fiscal 2006;

•	$26 million in increased impairment of long-lived assets; offset by

22  Gap Inc. Form 10-K

•	$31 million of income in fiscal 2006 relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards; and

•	$14 million of income recognized in fiscal 2006 related to the Visa/Mastercard litigation settlement.

Operating margin was 8.3 percent, 7.7 percent, and 11.1 percent in fiscal 2007, 2006, and 2005, respectively. For fiscal 2008, we expect operating margin to be approximately 8.5 percent to 9.5 percent.

Interest Expense

				Percentage of Net Sales
($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Interest Expense	$26	$41	$45	0.2%	0.3%	0.3%

The decrease of $15 million in interest expense for fiscal 2007, compared with fiscal 2006, was primarily due to the maturity of our $326 million, 6.90 percent notes repaid in September 2007 and reduction of interest accruals resulting from the resolutions of tax audits and outstanding tax contingencies completed in fiscal 2007.

The decrease of $4 million in interest expense for fiscal 2006, compared with fiscal 2005, was primarily due to lower debt levels as a result of our March 2005 redemption of convertible notes.

We anticipate that fiscal 2008 interest expense will be about $20 million.

Interest Income

				Percentage of Net Sales
($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Interest Income	$117	$131	$93	0.7%	0.8%	0.6%

Interest income is earned on our cash, cash equivalents and short-term investments. The decrease in interest income for fiscal 2007, compared with fiscal 2006, is due to lower average balances of cash, cash equivalents and short-term investments as well as a lower interest rate environment.

Income Taxes

				Percentage of Net Sales
($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Income Taxes	$539	$506	$692	3.4%	3.2%	4.3%

Effective Tax Rate	38.3%	38.5%	38.0%

The decrease in the effective tax rate in fiscal 2007 from fiscal 2006 was primarily driven by the impact of changes in state tax laws.

The increase in the effective tax rate in fiscal 2006 from fiscal 2005 was primarily driven by the absence of the favorable tax settlement realized in 2005 related to the U.S.-Japan Income Tax Treaty.

Gap Inc. Form 10-K  23

We currently expect the fiscal 2008 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

Discontinued Operation

Loss from discontinued operation relates to the Forth & Towne brand, whose stores were closed by the end of June 2007. Loss from the discontinued operation of Forth & Towne, net of income tax benefit, was $34 million, $31 million, and $18 million for fiscal 2007, 2006, and 2005, respectively. Loss from the discontinued operation on a pre-tax basis for fiscal 2007 included $29 million related to the impairment of long-lived assets, $6 million of lease settlement charges, $5 million of employee severance, $2 million of net sublease losses and $4 million of administrative and other costs.

FINANCIAL CONDITION

Liquidity

We consider the following to be measures of our liquidity and capital resources for the last three fiscal years:

($ in millions)	52 Weeks Ended/As of February 2, 2008	53 Weeks Ended/As of February 3, 2007	52 Weeks Ended/As of January 28, 2006
Working capital (a)	$1,653	$2,757	$3,297
Current ratio (a)	1.68:1	2.21:1	2.70:1
Net cash provided by operating activities	$2,081	$1,250	$1,551

(a)	Our working capital and current ratio calculations include restricted cash.

Our working capital and current ratio as of February 2, 2008 decreased compared with February 3, 2007 due primarily to decreases in cash, cash equivalents, short-term investments and merchandise inventory, and an increase in accounts payable.

We believe that cash flows from our operations and our existing capital resources will be adequate to satisfy our capital needs for the foreseeable future.

Cash Flows from Operating Activities

Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash include merchandise inventory purchases, personnel related expenses, and payment of taxes and occupancy. In fiscal 2007, net cash provided by operating activities increased $831 million compared with fiscal 2006, primarily due to higher net earnings, a decrease in inventory purchases as a result of our continued focus on inventory management, an increase in accounts payable due to a change in vendor payment terms and lower income taxes paid in fiscal 2007 compared with fiscal 2006.

For fiscal 2006, the $301 million decrease in cash provided by operating activities compared with fiscal 2005 was primarily due to the decrease in net earnings, higher prepaid taxes and higher inventory levels, offset by an increase in accrued expenses.

Inventory management remains an area of focus. We continue to execute against our strategies of managing inventory levels in a manner that supports more selling at regular price and healthy merchandise margins. As a result, inventory per square foot at February 2, 2008 was $37, compared with inventory per square foot of $44 at February 3, 2007 and $43 at January 28, 2006.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, peaking over a total of about thirteen weeks during the

24  Gap Inc. Form 10-K

back-to-school and holiday periods. During fiscal 2007, fiscal 2006, and fiscal 2005, these periods accounted for 32 percent, 31 percent, and 32 percent, respectively, of our annual net sales. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

As part of our normal business practices, we periodically benchmark vendor payment terms within our industry. Based upon this review, we determined that there was an opportunity to modify our merchandise vendor payment terms to be more in line with our competitors. This change became effective in September 2007 and, as a result, we have an extended time to pay.

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for purchases of short-term investments and capital expenditures, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities for fiscal 2007 increased $124 million compared with fiscal 2006. In fiscal 2007 and 2006, capital expenditures totaled $682 million and $572 million, respectively. The majority of these expenditures in both fiscal years were used for new store locations, store remodels and information technology. In fiscal 2007, we had net maturities of short-term investments of $393 million compared with net maturities of short-term investments of $381 million in fiscal 2006.

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

For fiscal 2008, we expect capital expenditures to be about $500 million. We expect to open about 115 new store locations and to close about 100 store locations. These openings and closings include 15 store repositions. As a result, we expect net square footage to increase less than half a percent for fiscal 2008.

Cash Flows from Financing Activities

Our cash outflows related to financing activities consist primarily of the repurchase of our common stock, repayment of debt, and dividend payments, while cash inflows typically consist of proceeds from share-based compensation. During fiscal 2007, we paid $1.7 billion for the repurchase of approximately 89 million shares compared with repurchases of approximately 58 million shares for $1.1 billion in fiscal 2006. We also repaid our 6.90 percent notes payable of $326 million in September 2007.

For fiscal 2006, cash flows used for financing activities decreased $938 million compared with fiscal 2005 driven by repurchases of $1.0 billion less common stock than in fiscal 2005.

Free Cash Flow

Free cash flow is a non-GAAP measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available after the deduction of capital expenditures, as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.

In fiscal 2007, we delivered $1.4 billion in free cash flow, which represented 168 percent of net earnings, compared with $678 million in fiscal 2006. The increase was driven primarily by lower inventory levels and the change in vendor payment terms. Free cash flow as a percent of net earnings was 87 percent and 85 percent for fiscal 2006 and 2005, respectively.

Gap Inc. Form 10-K  25

The following table reconciles free cash flow, a non-GAAP financial measure, to a GAAP financial measure.

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Net cash provided by operating activities	$2,081	$1,250	$1,551
Less: Purchases of property and equipment	(682)	(572)	(600)

Free cash flow	$1,399	$678	$951

The following table sets forth our expected fiscal 2008 free cash flow of about $900 million:

($ in millions)	Projected 52 Weeks Ending January 31, 2009
Expected net cash provided by operating activities	$1,400
Less: Expected purchases of property and equipment	(500)

Expected fiscal 2008 free cash flow	$900

Dividend Policy

In determining whether and at what level to, declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. We intend to consider an increase in dividends when we deliver growth in net earnings.

A dividend of $0.08 per share was declared and paid in each quarter of fiscal 2007 and 2006, for an annual dividend of $0.32 per share. In 2005, a dividend of $0.045 per share was declared and paid in each quarter of fiscal 2005, for an annual dividend of $0.18. We intend to increase our annual dividend per share from $0.32 for fiscal 2007 to $0.34 for fiscal 2008.

Share Repurchase Program

Since the beginning of fiscal 2004, the Company has repurchased approximately 294 million shares for $5.7 billion. In August 2007, the Board of Directors authorized $1.5 billion of our share repurchase program which was fully utilized in fiscal 2007. In connection with this $1.5 billion share repurchase program, we entered into purchase agreements with individual members of the Fisher family whose ownership represented approximately 17 percent of the Company’s outstanding shares at the end of the second quarter of fiscal 2007. The shares were purchased each month at the same weighted-average market price that we paid for share repurchases in the open market. During fiscal 2007, we repurchased approximately 89 million shares for $1.7 billion, including commissions, at an average price per share of $19.05. Approximately 13 million shares were repurchased for $249 million from the Fisher family.

During fiscal 2006, we repurchased approximately 58 million shares for $1.1 billion, including commissions, at an average price per share of $17.97.

In February 2008, we announced that the Board of Directors authorized an additional $1 billion share repurchase program, and that the Company has entered into purchase agreements with individual members of the Fisher family whose ownership represents approximately 16 percent of our outstanding shares. The Company expects that about $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from these Fisher family members.

26  Gap Inc. Form 10-K

Debt

The following discussion should be read in conjunction with Note 4 of Notes to the Consolidated Financial Statements.

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million, due December 2008 (“2008 Notes”) was reclassified into current maturities of long-term debt in our Consolidated Balance Sheet as of February 2, 2008. The interest rate payable on the 2008 Notes is subject to an increasing or decreasing rate of interest based on certain credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of February 2, 2008. Our access to the capital markets and interest expense on future financings is dependent on our senior unsecured debt rating.

Our long-term debt as of February 2, 2008 consists of $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum. See Note 7 of Notes to Consolidated Financial Statements for information on the cross-currency interest rate swaps used in connection with this debt.

Credit Facilities

The following discussion should be read in conjunction with Note 5 of Notes to the Consolidated Financial Statements.

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of February 2, 2008, our letter of credit agreements consist of two separate $125 million, three-year, unsecured letter of credit agreements for a total aggregate availability of $250 million and a scheduled termination date of May 2010. As of February 2, 2008, we had $91 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “New Facility”). The New Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit and standby letters of credit. The facility usage fees and fees related to the New Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the revolving credit facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 2, 2008, there were no borrowings under the New Facility.

The New Facility and letter of credit agreements contain financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the New Facility and letter of credit agreements, which would permit the participating banks to terminate our ability to access the New Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the New Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

Contractual Cash Obligations and Commercial Commitments

We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of February 2,

Gap Inc. Form 10-K  27

2008. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheets, while others are disclosed as future obligations.

($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Amounts reflected in Consolidated Balance Sheets:
Debt (a)	$138	$50	$—	$—	$188
Accrued interest on debt (b)	5	—	—	—	5
Liabilities for uncertain tax positions (c)	3	—	—	—	3
Other cash obligations not reflected in Consolidated Balance Sheets:
Operating leases (d)	1,098	1,859	1,091	1,430	5,478
Purchase obligations and commitments (e)	2,427	400	214	209	3,250
Interest (f)	16	1	—	—	17

Total contractual cash obligations	$3,687	$2,310	$1,305	$1,639	$8,941

(a)	Represents principal maturities, net of unamortized discount, excluding interest. See Note 4 of Notes to the Consolidated Financial Statements.
(b)	See Note 4 of Notes to the Consolidated Financial Statements for discussion of our debt.
(c)	The table above excludes $120 million of long-term liabilities under the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” as we are not able to reasonably estimate when cash payments of the long-term liabilities for uncertain tax positions will occur. The amount is included in lease incentives and other long-term liabilities in the accompanying Consolidated Balance Sheet as of February 2, 2008.
(d)	Maintenance, insurance, taxes, and contingent rent obligations are excluded. See Note 10 of Notes to the Consolidated Financial Statements for discussion of our operating leases.
(e)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
(f)	Represents interest expected to be paid on our debt and does not assume early debt repurchases, which would reduce the interest payments projected above.

We have other commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $55 million (of which $49 million was issued under the revolving credit facility lines), surety bonds of $52 million and bank guarantees of $4 million outstanding at February 2, 2008.

Amounts Reflected in Consolidated Balance Sheets

We have other long-term liabilities reflected in the Consolidated Balance Sheets, including deferred income taxes. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be paid in fiscal 2008 that are included in current liabilities.

Other Cash Obligations Not Reflected in Consolidated Balance Sheets

The majority of our contractual obligations are made up of operating leases for our stores. Commitments for operating leases represent future minimum lease payments under non-cancelable leases. In accordance with accounting principles generally accepted in the United States of America, our operating leases are not recorded in the Consolidated Balance Sheets; however, the minimum lease payments related to these leases are disclosed in Note 10 of Notes to the Consolidated Financial Statements.

28  Gap Inc. Form 10-K

Purchase obligations include our non-exclusive services agreement with International Business Machines Corporation (“IBM”) entered in fiscal 2005 as described in Note 14 of Notes to the Consolidated Financial Statements. Under the services agreement, IBM operates certain aspects of our information technology infrastructure that had previously been operated by us. The services agreement has an initial term of ten years, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we will pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. Based on the current projection of service needs, we expect to pay approximately $874 million to IBM over the remaining eight years of the contract.

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

We have assigned certain store and corporate facility leases to third parties as of February 2, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation. We account for these guarantees in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” The maximum potential amount of future lease payments we could be required to make is approximately $48 million as of February 2, 2008. The fair value of the guarantees was not material as of February 2, 2008.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $43 million, of which $2 million has already been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. For additional information, see Note 1 of the Notes to the Consolidated Financial Statements.

Gap Inc. Form 10-K  29

Our significant accounting policies can be found in Note 1 of Notes to the Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit and Finance Committee of our Board of Directors, and the Audit and Finance Committee of our Board of Directors has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K.

Merchandise Inventory

We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We value inventory at the lower of cost or market and record a reserve when future estimated selling price is less than cost. Our markdown reserve calculation requires management to make assumptions to estimate the amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our markdown or inventory shortage reserves. However, if estimates regarding consumer demand are inaccurate or actual physical inventory shortage differs significantly from our estimate, our operating results could be affected.

Impairment of Long-Lived Assets and Excess Facilities

We have a significant investment in property and equipment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets, including lease rights and key money, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, headquarter facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. For assets that are identified as potentially being impaired, if the undiscounted future cash flows of the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the asset is estimated using the discounted future cash flows of the assets based upon a rate commensurate with the risk. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and costs and useful lives of the assets. Estimating the fair value further requires selecting the discount rate and other factors affecting the valuation of asset fair values, and is based upon our experience, knowledge and third-party data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

The decision to close or sublease a store, headquarter facility, or distribution center can result in accelerated depreciation over the revised remaining useful life of the long-lived asset. In addition, we record a charge and corresponding sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Most store closures occur upon the lease expiration.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses or the sublease loss reserve. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to losses that could be material.

30  Gap Inc. Form 10-K

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, and employee related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Any actuarial projection of losses is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, health care costs, and claim settlement patterns. Historically, actual results for estimated losses have not differed materially from our estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our self-insured liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Revenue Recognition

While revenue recognition does not involve significant judgment, it represents an important accounting policy for the Company. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For store sales, revenue is recognized when the customer receives and pays for the merchandise at the register, primarily with either cash or credit card. For online sales, revenue is recognized at the time we estimate the customer receives the merchandise. We record an allowance for estimated returns based on estimated gross profit using our historical return patterns and various other assumptions that management believes to be reasonable. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

Unredeemed Gift Cards

Upon the purchase of a gift card or issuance of a gift certificate, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of the gift cards issued is not redeemed. This amount is recorded as other income, which is a component of operating expenses, when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. We determine the probability of the gift card being redeemed to be remote based on historical gift card redemption patterns. Historically, actual redemption patterns have not been materially different from our estimates.

Share-Based Compensation

We account for share-based compensation in accordance with the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.” For stock options, we use the Black-Scholes-Merton option-pricing model which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the expected dividend yield. For stock options and other stock awards, we also estimate the forfeiture rate which is the number of stock awards that will ultimately not complete their vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of share-based compensation and, consequently, the related amount recognized in the Consolidated Statements of Earnings.

Income Taxes

On February 4, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before

Gap Inc. Form 10-K  31

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

32  Gap Inc. Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during fiscal 2007 were the Euro, British pound, Japanese yen, and Canadian dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. Additional information is presented in Note 7 of Notes to the Consolidated Financial Statements.

We also use forward contracts to hedge the net assets of an international subsidiary to offset the translation and economic exposures related to our investment in that subsidiary. The change in fair value of the forward contracts is reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investment.

We have performed a sensitivity analysis as of February 2, 2008 and February 3, 2007, based on a model that measures the impact of a hypothetical 10 percent adverse change in the level of foreign currency exchange rates to the U.S. dollar (with all other variables held constant) on our underlying exposure, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect at February 2, 2008 and February 3, 2007. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have had an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $37 million at February 2, 2008 and $20 million at February 3, 2007.

We have limited exposure to interest rate fluctuations on our borrowings. We use a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, due March 2009, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. These debt securities are recorded on the Consolidated Balance Sheets at their issuance amount, net of unamortized discount. The fair value of this long-term debt was $51 million and $50 million as of February 2, 2008 and February 3, 2007, respectively.

The interest on our $500 million notes payable due December 2008, of which only $138 million remains outstanding, is subject to increase (decrease) by 0.25 percent for each rating downgrade (upgrade) of our long-term senior unsecured debt ratings by rating agencies. The interest payable by us on the notes was 10.05 percent per annum as of February 2, 2008. The fair value of the notes payable as of February 2, 2008 and February 3, 2007 was $144 million and $147 million, respectively.

In addition, we have fixed and variable income investments classified as cash, cash equivalents and short-term investments. Primarily all securities held are U.S. government and agency securities, domestic commercial paper, and bank securities and are stated at amortized cost, which approximates fair market value due to the short maturities of these instruments. An increase in interest rates of 10 percent would not have a material impact on the value of these investments. However, declines in interest rates would decrease the interest income derived from our investments. We earned interest income of $117 million, $131 million, and $93 million in fiscal 2007, 2006, and 2005, respectively.

Gap Inc. Form 10-K  33

Item 8. Financial Statements and Supplementary Data

THE GAP, INC.

34  Gap Inc. Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. We also have audited the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 29, 2006 and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No.109, on February 4, 2007.

/s/    Deloitte & Touche LLP

San Francisco, California

March 28, 2008

Gap Inc. Form 10-K  35

THE GAP, INC.

CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 2, 2008	February 3, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,724	$2,030
Short-term investments	177	570
Restricted cash	38	44
Merchandise inventory	1,575	1,796
Other current assets	572	589

Total current assets	4,086	5,029

Property and equipment, net	3,267	3,197
Other long-term assets	485	318

Total assets	$7,838	$8,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$138	$325
Accounts payable	1,006	772
Accrued expenses and other current liabilities	1,259	1,159
Income taxes payable	30	16

Total current liabilities	2,433	2,272

Long-term liabilities:
Long-term debt	50	188
Lease incentives and other long-term liabilities	1,081	910

Total long-term liabilities	1,131	1,098

Commitments and contingencies (see Notes 10 and 14)

Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,100 and 1,093 shares; Outstanding 734 and 814 shares	55	55
Additional paid-in capital	2,783	2,631
Retained earnings	9,223	8,646
Accumulated other comprehensive earnings	125	77
Treasury stock, at cost (366 and 279 shares)	(7,912)	(6,235)

Total stockholders’ equity	4,274	5,174

Total liabilities and stockholders’ equity	$7,838	$8,544

See Notes to the Consolidated Financial Statements

36  Gap Inc. Form 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

($ and shares in millions except per share amounts)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Net sales	$15,763	$15,923	$16,019
Cost of goods sold and occupancy expenses	10,071	10,266	10,145

Gross profit	5,692	5,657	5,874
Operating expenses	4,377	4,432	4,099
Interest expense	26	41	45
Interest income	(117)	(131)	(93)

Earnings from continuing operations before income taxes	1,406	1,315	1,823
Income taxes	539	506	692

Earnings from continuing operations, net of income taxes	867	809	1,131
Loss from discontinued operation, net of income tax benefit	(34)	(31)	(18)

Net earnings	$833	$778	$1,113

Weighted-average number of shares—basic	791	831	881
Weighted-average number of shares—diluted	794	836	902

Basic earnings per share:
Earnings from continuing operations, net of income taxes	$1.10	$0.97	$1.28
Loss from discontinued operation, net of income tax benefit	(0.05)	(0.03)	(0.02)

Net earnings per share	$1.05	$0.94	$1.26

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$1.09	$0.97	$1.26
Loss from discontinued operation, net of income tax benefit	(0.04)	(0.04)	(0.02)

Net earnings per share	$1.05	$0.93	$1.24

See Notes to the Consolidated Financial Statements

Gap Inc. Form 10-K  37

THE GAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ and shares in millions except per share amounts)	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Deferred Compensation	Treasury Stock		Total	Comprehensive Earnings
	Shares	Amount					Shares	Amount
Balance at January 29, 2005	986	$49	$904	$7,181	$48	$(8)	(125)	$(3,238)	$4,936
Net earnings				1,113					1,113	$1,113
Foreign currency translation					(25)				(25)	(25)
Change in fair value of derivative financial instruments, net of tax of ($1)					1				1	1
Reclassification adjustment for realized losses on derivative financial instruments, net of tax of ($17)					27				27	27
Issuance of common stock pursuant to stock option and other stock award plans and related tax benefit of $19	8	1	128						129
Amortization of stock units and discounted stock options			18			3			21
Conversion of convertible debt	85	4	1,351						1,355
Repurchase of common stock							(99)	(2,000)	(2,000)
Reissuance of treasury stock			1				2	28	29
Cash dividends ($0.18 per share)				(161)					(161)

Balance at January 28, 2006	1,079	54	2,402	8,133	51	(5)	(222)	(5,210)	5,425	$1,116

Net earnings				778					778	$778
Foreign currency translation					10				10	10
Change in fair value of derivative financial instruments, net of tax of ($10)					15				15	15
Reclassification adjustment for realized losses on derivative financial instruments, net of tax of ($1)					1				1	1
Issuance of common stock pursuant to stock option and other stock award plans and related tax benefit of $25	14	1	187						188
Amortization of unrecognized share-based compensation, net of estimated forfeiture			47						47
Reversal of deferred compensation upon implementation of SFAS 123 (R)			(5)			5			—
Repurchase of common stock							(58)	(1,050)	(1,050)
Reissuance of treasury stock			—				1	25	25
Cash dividends ($0.32 per share)				(265)					(265)

Balance at February 3, 2007	1,093	55	2,631	8,646	77	—	(279)	(6,235)	5,174	$804

Net earnings				833					833	$833
Foreign currency translation					84				84	84
Change in fair value of derivative financial instruments, net of tax of $17					(18)				(18)	(18)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $11					(18)				(18)	(18)
Cumulative effect of adoption of FIN 48				(4)					(4)
Issuance of common stock pursuant to stock option and other stock award plans and related tax benefit of $8	7	—	101						101
Amortization of unrecognized share-based compensation, net of estimated forfeiture			49						49
Repurchase of common stock							(89)	(1,700)	(1,700)
Reissuance of treasury stock			2				2	23	25
Cash dividends ($0.32 per share)				(252)					(252)

Balance at February 2, 2008	1,100	$55	$2,783	$9,223	$125	$—	(366)	$(7,912)	$4,274	$881

See Notes to the Consolidated Financial Statements

38  Gap Inc. Form 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Cash flows from operating activities:
Net earnings	$833	$778	$1,113
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	547	530	625
Share-based compensation	52	54	22
Tax benefit from exercise of stock options and vesting of stock units	8	25	19
Excess tax benefit from exercise of stock options and vesting of stock units	(7)	(23)	—
Non-cash and other items	54	11	(69)
Deferred income taxes	(51)	(41)	(46)
Changes in operating assets and liabilities:
Merchandise inventory	252	(97)	114
Other current assets and other long-term assets	18	12	(104)
Accounts payable	199	(6)	(95)
Accrued expenses and other current liabilities	32	56	(128)
Income taxes payable, net of prepaid and other tax related items	(4)	(102)	(19)
Lease incentives and other long-term liabilities	148	53	119

Net cash provided by operating activities	2,081	1,250	1,551

Cash flows from investing activities:
Purchases of property and equipment	(682)	(572)	(600)
Proceeds from sale of property and equipment	11	22	27
Purchases of short-term investments	(894)	(1,460)	(1,768)
Maturities of short-term investments	1,287	1,841	1,645
Purchases of long-term investments	—	—	(100)
Maturities of long-term investments	—	—	100
Change in restricted cash	7	11	959
Change in other long-term assets	(3)	8	23

Net cash provided by (used for) investing activities	(274)	(150)	286

Cash flows from financing activities:
Payments of long-term debt (b)	(326)	—	—
Proceeds from share-based compensation	125	190	139
Repurchase of common stock	(1,700)	(1,050)	(2,000)
Excess tax benefit from exercise of stock options and vesting of stock units	7	23	—
Cash dividends paid	(252)	(265)	(179)

Net cash used for financing activities	(2,146)	(1,102)	(2,040)

Effect of exchange rate fluctuations on cash	33	(3)	(7)

Net decrease in cash and cash equivalents	(306)	(5)	(210)

Cash and cash equivalents at beginning of period	2,030	2,035	2,245

Cash and cash equivalents at end of period	$1,724	$2,030	$2,035

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$39	$40	$79
Cash paid for income taxes during the period	$535	$575	$738

(a)	Depreciation and amortization is net of the amortization of lease incentives of $88 million, $84 million, and $82 million for fiscal 2007, 2006, and 2005, respectively.

(b)	Payments of long-term debt does not include the non-cash conversion of our senior convertible debt of $1.4 billion to 85 million shares of common stock in March 2005. See Note 4.

See Notes to the Consolidated Financial Statements

Gap Inc. Form 10-K  39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the 52 Weeks Ended February 2, 2008 (Fiscal 2007), 53 Weeks Ended February 3, 2007 (Fiscal 2006) and 52 Weeks Ended January 28, 2006 (Fiscal 2005)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Gap, Inc. (the “Company,” “we,” “our”), a Delaware Corporation, is a specialty retailer selling casual apparel, accessories and personal care products for men, women and children under a variety of brand names including Gap, Banana Republic, Old Navy, and Piperlime. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan, while our independent third-party franchisees own and operate stores in Asia, Europe and the Middle East under the Gap and Banana Republic brand names. Our U.S. customers can shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal 2007 and 2005 consisted of 52 weeks. Fiscal 2006 consisted of 53 weeks, and the additional week contributed approximately $200 million of net sales. Net sales and operating expenses for the last fiscal month of fiscal 2006, which was a five-week period, were accounted for as a regular five-week month.

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

Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash

Amounts in-transit from banks for customer credit card, debit card and electronic benefit transfer transactions that process in less than seven days are classified as cash and cash equivalents in our Consolidated Balance Sheets. The banks process the majority of these amounts within one to two business days.

All highly liquid investments with maturities of 91 days or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than 91 days and less than one year at the date of purchase are classified as short-term investments. Our short-term and cash equivalent investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Primarily all securities held are U.S. government and agency securities, domestic commercial paper, and bank securities and are stated at amortized cost, which approximates fair market value due to the short maturities of these instruments. Income related to these securities is reported as a component of interest income in our Consolidated Statements of Earnings.

40  Gap Inc. Form 10-K

Merchandise Inventory

In fiscal 2005, we implemented a new inventory system and effective January 29, 2006 (the beginning of fiscal 2006), we changed our inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted-average cost method. The change in inventory accounting method did not have a material impact on the fiscal 2006 Consolidated Financial Statements and, because the effect on prior periods presented is not material, they have not been restated as would be required by Statement of Financial Accounting Standards No. (“SFAS”) 154, “Accounting Changes and Error Corrections.”

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

Derivative Financial Instruments

We apply SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes the accounting and reporting standards for derivative instruments and hedging activities. We record all derivative instruments in our Consolidated Balance Sheets at fair value. See Note 7 of Notes to the Consolidated Financial Statements.

Property and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of lease term or economic life, up to 15 years
Furniture and equipment	Up to 15 years
Buildings	39 years
Software	3 to 7 years

The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in operating expenses in the accompanying Consolidated Statements of Earnings. Maintenance and repairs are charged to expenses as incurred.

Interest costs related to assets under construction are capitalized during the construction period.

Lease Rights and Key Money

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can potentially be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Lease rights and key money are recorded at cost and are amortized over the corresponding lease term.

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

Gap Inc. Form 10-K  41

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, and employee-related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” and the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The company’s asset retirement obligations are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions, if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded in lease incentives and other long-term liabilities in the accompanying Consolidated Balance Sheets and is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Treasury Stock

We account for treasury stock under the cost method, using a FIFO flow assumption, and include treasury stock as a component of stockholders’ equity.

Revenue Recognition

We recognize revenue and the related cost of goods sold at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin No. (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. For online sales, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product which is typically within a few days of shipment. Deferred revenue was $4 million as of February 2, 2008 and February 3, 2007. Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold and occupancy expenses. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Allowances for estimated returns are recorded based on estimated gross profit using our historical return patterns.

We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee. These sales are classified as net sales in our Consolidated Statements of Earnings and the related cost of goods sold is classified as cost of goods sold and occupancy expenses. We also receive royalties from these franchisees based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized when merchandise ownership is transferred to the franchisee and is classified as net sales in our Consolidated Statements of Earnings.

42  Gap Inc. Form 10-K

Classification of Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	occupancy, rent, common area maintenance, real estate taxes, utilities, and depreciation for our stores and distribution centers.

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, and depreciation for headquarter facilities; and

•	other expense (income).

The classification of the expenses noted above varies across the retail industry.

Rent Expense

Minimum rental expenses are recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. We also receive tenant allowances upon entering into certain store leases which are recorded as a short-term or long-term tenant allowance liability and amortized as a reduction to rent expense over the term of the lease.

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

Impairment of Long-Lived Assets and Excess Facilities

We have a significant investment in property and equipment. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets, including lease rights and key money, for impairment whenever events or changes in circumstances indicate that the carrying

Gap Inc. Form 10-K  43

value of an asset may not be recoverable. Events that result in an impairment review include decision to close a store, headquarter facility or distribution center, or a significant decrease in the operating performance of the long-lived asset. Assets are considered impaired if the estimated undiscounted future cash flows of the long-lived assets are less than the carrying value. For an impaired asset, we recognize a loss equal to the difference between the carrying value and the asset’s estimated fair value. The fair value of the assets is estimated using the discounted future cash flows of the assets based upon a rate commensurate with the risk. Our estimate of future cash flows is based upon our experience, knowledge, and third-party data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

The decision to close or sublease a store, headquarter facility or distribution center can result in accelerated depreciation over the revised remaining useful life of the long-lived asset. In addition, we record a charge and corresponding sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Most store closures occur upon the lease expiration.

Advertising

Costs associated with the production of advertising, such as writing, copy, printing and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Advertising expense was $476 million, $573 million, and $510 million in fiscal 2007, 2006, and 2005, respectively, and is included in operating expenses in the Consolidated Statements of Earnings.

Share-Based Compensation

On January 29, 2006, we adopted the provisions of SFAS 123(R), “Share-Based Payment,” using the modified prospective transition method. In accordance with the fair value recognition provisions of SFAS 123(R), the fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option-pricing model which requires assumptions requiring a high degree of judgment. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements. For stock options and other stock awards, measured compensation cost, net of estimated forfeitures, is recognized over the vesting period of the related share-based compensation award. As required by SFAS 123(R), the estimated fair value of our share-based awards granted prior to the adoption of SFAS 123(R), less expected forfeitures, will continue to be amortized based on an accelerated recognition method. The estimated fair value of our share-based awards granted after the adoption of SFAS 123(R), less expected forfeitures, with time-based service conditions are being amortized on a straight-line basis, while those that were granted or earned with performance conditions are being amortized on an accelerated basis.

In the fourth quarter of fiscal 2006, we elected the Simplified Method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based awards, and to determine the subsequent impact on the APIC pool of employee awards that were fully vested and outstanding upon adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), share-based compensation expense related to stock options was not recognized in the Consolidated Statements of Earnings if the exercise price was equal to or greater than the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” The following table shows the effect on net earnings and

44  Gap Inc. Form 10-K

earnings per share for fiscal 2005, had share-based compensation been recognized based upon the estimated fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” on the grant date of stock options, and employee stock purchase rights prior to the adoption of SFAS 123(R).

($ in millions except per share amounts)	52 Weeks Ended January 28, 2006
Net earnings, as reported	$1,113
Add: Share-based compensation expense included in reported net earnings, net of related tax effects	13
Less: Total share-based compensation expense determined under the fair-value based method for all awards, net of related tax effects	(93)

Pro forma net earnings	$1,033

Earnings per share:
As reported - basic	$1.26
Pro forma - basic	$1.17
As reported - diluted	$1.24
Pro forma - diluted	$1.15

Unredeemed Gift Cards

Upon the purchase of a gift card or issuance of a gift certificate, a liability is established for the cash value of the gift card or gift certificate. The liability is relieved and income is recorded as net sales upon redemption. Over time, some portion of the gift cards issued is not redeemed. This amount is recorded as other income, which is a component of operating expenses, when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions. Our gift cards and gift certificates do not have expiration dates. In the second quarter of 2006, we changed our estimate of the elapsed time for recording income associated with unredeemed gift cards to three years from our prior estimate of five years and, as a result, recorded $31 million of other income in fiscal 2006.

Credit Cards

We have credit card agreements (the “Agreements”) with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively the “Credit Cards”). Each private label credit card bears the logo of one of our brands and can be used at any of our U.S. or Canada store locations and online. The co-branded credit card is a VISA credit card bearing the logo of one of our brands and can be used any place that accepts VISA credit cards. A third-party financing company is the sole owner of the accounts issued under the Credit Card programs and this third-party absorbs the losses associated with non-payment by the cardholder and a portion of any fraudulent usage of the accounts. We receive cash from the third-party financing company in accordance with the Agreements and based on usage of the Credit Cards. We also receive cash from Visa U.S.A. Inc. in accordance with the Agreements and based on specified transactional fees. We recognize income when the amounts are fixed or determinable and collectibility is reasonably assured which is generally the time the actual usage of the Credit Cards or specified transaction occurs. The income is classified as a component of operating expenses in our Consolidated Statements of Earnings.

The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. The cost associated with reward certificates is accrued as the rewards are earned by the cardholder and is classified as cost of goods sold and occupancy expenses in the Consolidated Statements of Earnings.

Foreign Currency Translation

Our international subsidiaries primarily use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from

Gap Inc. Form 10-K  45

their operations are translated using the monthly average exchange rates in effect for the period in which the transactions occur. The resulting gains and losses from translation are classified as accumulated other comprehensive earnings in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Earnings and were a gain of $4 million, a loss of $4 million, and a loss of $13 million in fiscal 2007, 2006, and 2005, respectively.

Comprehensive Earnings

Comprehensive earnings is comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. The components of other comprehensive earnings consist of foreign currency translation gains and losses and changes in fair market value of derivative financial instruments, net of tax.

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

We record reserves for estimates of settlements of foreign and domestic tax audits. At any point in time, many tax years are subject to or in the process of audit by various taxing authorities. To the extent that our estimates of settlements change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

On February 4, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The cumulative effects of applying this interpretation have been recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to short-term and long-term income tax assets and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007. At the beginning of fiscal year 2007, the Company had approximately $135 million of total gross unrecognized tax benefits. Of this total, $50 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Also, as of the adoption date, the Company had accrued interest expense related to the unrecognized tax benefits of $27 million. The Company recognizes interest related to unrecognized tax benefits in interest expense.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 will be applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, will not require any new fair value measurements. SFAS 157 will be effective for fiscal 2008 except for certain nonfinancial and lease-related assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position (“FSP”) No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” and FSP No. 157-2, “Effective Date of FASB Measurement No. 157.” We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.

46  Gap Inc. Form 10-K

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for fiscal 2008. We do not expect the adoption of SFAS 159 to have a material effect on our financial position, cash flows or results of operations.

NOTE 2. ADDITIONAL FINANCIAL STATEMENT INFORMATION

Cash and Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of cash, cash equivalents, and short-term investments:

($ in millions)	February 2, 2008	February 3, 2007
Cash	$923	$1,044

U.S. Treasury and agency securities	148	308
Domestic commercial paper	348	528
Bank certificates of deposit and time deposits	305	150

Total cash equivalents (original maturities of 91 days or less)	801	986

Total cash and cash equivalents	$1,724	$2,030

U.S. Treasury and agency securities	$126	$366
Bank certificates of deposit and time deposits	51	204

Total short-term investments (original maturities of greater than 91 days)	$177	$570

Restricted Cash

Restricted cash of $38 million and $44 million as of February 2, 2008 and February 3, 2007, respectively, primarily represents cash that serves as collateral for our insurance obligations and other cash that is restricted from withdrawal for use.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 2, 2008	February 3, 2007
Leasehold improvements	$3,077	$2,926
Furniture and equipment	2,401	2,487
Land and buildings	1,022	1,005
Software	655	594
Construction-in-progress	165	123

Property and equipment, gross	7,320	7,135
Less: Accumulated depreciation	(4,053)	(3,938)

Property and equipment, net of accumulated depreciation	$3,267	$3,197

Depreciation expense for property and equipment was $625 million, $601 million, and $656 million for fiscal 2007, 2006, and 2005, respectively.

Gap Inc. Form 10-K  47

Interest of $10 million, $8 million, and $11 million related to assets under construction was capitalized in fiscal 2007, 2006, and 2005, respectively.

We recorded a charge for the impairment of long-lived assets of $13 million, $29 million, and $3 million for fiscal 2007, 2006, and 2005, respectively. See Note 3 for the impairment charge related to the closure of Forth & Towne.

Lease Rights and Key Money

Lease rights are stated at cost less accumulated amortization and are included in other long-term assets on the Consolidated Balance Sheets as follows:

($ in millions)	February 2, 2008	February 3, 2007
Lease rights, at cost	$110	$112
Less: Accumulated amortization	(73)	(72)

Lease rights, net of accumulated amortization	$37	$40

Both the cost and accumulated amortization of lease rights are impacted by fluctuations in foreign currency rates. Amortization expense associated with lease rights was $6 million in each of fiscal 2007, 2006, and 2005.

Key money is stated at cost less accumulated amortization and is included in other long-term assets on the Consolidated Balance Sheets as follows:

($ in millions)	February 2, 2008	February 3, 2007
Key money, at cost	$80	$69
Less: Accumulated amortization	(74)	(61)

Key money, net of accumulated amortization	$6	$8

Both the cost and accumulated amortization of key money are impacted by fluctuations in foreign currency rates. Amortization expense associated with key money was $4 million in each of fiscal 2007 and 2006.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 2, 2008	February 3, 2007
Accrued compensation and benefits	$380	$304
Unredeemed gift cards	319	311
Deferred rent and tenant allowances	110	109
Workers’ compensation	38	36
Accrued advertising	30	23
General liability insurance	28	38
Sales return allowance	22	21
Credit card rewards	18	26
Other current liabilities	314	291

Accrued expenses and other current liabilities	$1,259	$1,159

48  Gap Inc. Form 10-K

As of February 2, 2008, we began classifying gift card liability and credit card reward certificate liability as accrued expenses and other current liabilities in our Consolidated Balance Sheets. Accordingly, gift card liability of $311 million and credit card reward certificate liability of $26 million as of February 3, 2007, which were previously classified as accounts payable on the Consolidated Balance Sheets, were reclassified to conform to the current year presentation.

No other items accounted for greater than five percent of total current liabilities as of February 2, 2008 or February 3, 2007.

Lease Incentives and Other Long-Term Liabilities

Lease incentives and other long-term liabilities consist of the following:

($ in millions)	February 2, 2008	February 3, 2007
Deferred rent and tenant allowances	$832	$836
Long-term tax-related liabilities	173	13
Asset retirement obligations	29	25
Other long-term liabilities	47	36

Lease incentives and other long-term liabilities	$1,081	$910

The activity related to asset retirement obligations was not material for fiscal 2007 and includes fluctuations in foreign currency rates.

Comprehensive Earnings

The components of accumulated other comprehensive earnings as shown on our Consolidated Balance Sheets are as follows:

($ in millions)	Foreign Currency Translation	Fluctuations in the Fair Market Value of Financial Instruments	Accumulated Other Comprehensive Earnings
Balance at February 3, 2007	$63	$14	$77
Fiscal 2007 activity	84	(36)	48

Balance at February 2, 2008	$147	$(22)	$125

Sales Return Allowance

A summary of activity in the sales return allowance account is as follows:

($ in millions)	February 2, 2008	February 3, 2007	January 28, 2006
Balance at beginning of year	$21	$18	$19
Additions	698	672	704
Returns	(697)	(669)	(705)

Balance at end of year	$22	$21	$18

Gap Inc. Form 10-K  49

NOTE 3. DISCONTINUED OPERATION OF FORTH & TOWNE

In February 2007, we announced our decision to close our Forth & Towne store locations. The decision resulted from a thorough analysis of the concept, which revealed that it was not demonstrating enough potential to deliver an acceptable long-term return on investment. All of the 19 Forth & Towne stores were closed by the end of June 2007 and we reduced our workforce by approximately 550 employees in fiscal 2007. The results of Forth & Towne, net of income tax benefit, have been presented as a discontinued operation in the accompanying Consolidated Statements of Earnings for all periods presented as follows:

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Net sales	$16	$20	$4

Loss from discontinued operation, before income tax benefit	$(56)	$(51)	$(30)
Add: Income tax benefit	22	20	12

Loss from discontinued operation, net of income tax benefit	$(34)	$(31)	$(18)

For fiscal 2007, the loss from the discontinued operation of Forth & Towne included the following charges on a pre-tax basis: $29 million related to the impairment of long-lived assets, $6 million of lease settlement charges, $5 million of employee severance, $2 million of net sublease losses and $4 million of administrative and other costs.

We expect future charges related to the closure of Forth & Towne to be immaterial. Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of February 2, 2008, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $2 million for future rent.

NOTE 4. DEBT

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million, due December 2008 (“2008 Notes”) is classified as current maturities of long-term debt in our Consolidated Balance Sheet as of February 2, 2008. The interest rate payable on the 2008 Notes is subject to increase (decrease) by 0.25 percent for each rating downgrade (upgrade) by the rating agencies. In no event will the interest rate be reduced below the original interest rate on the notes. As a result of changes to our long-term senior unsecured credit ratings in the current and prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of February 2, 2008. The fair value of the 2008 Notes was $144 million and $147 million as of February 2, 2008 and February 3, 2007, respectively.

Long-term debt as of February 2, 2008 consists of $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum. See Note 7 for information on the cross-currency interest rate swaps used in connection with this debt. The fair value of the long-term debt was $51 million and $50 million as of February 2, 2008 and February 3, 2007, respectively.

In March 2005, we called for the full redemption of our outstanding $1.4 billion, 5.75 percent senior convertible notes due March 15, 2009. As of March 31, 2005, $1.4 billion of principal was converted into 85 million shares of The Gap, Inc. common stock and approximately $0.5 million was paid in cash redemption.

NOTE 5. CREDIT FACILITIES

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of February 2, 2008, our letter of credit

50  Gap Inc. Form 10-K

agreements consist of two separate $125 million, three-year, unsecured letter of credit agreements for a total aggregate availability of $250 million and a scheduled termination date of May 2010. As of February 2, 2008, we had $91 million in trade letters of credit issued under our letter of credit agreements.

On May 18, 2007, we reduced our $750 million, five-year, unsecured revolving credit facility scheduled to expire in August 2009 to $500 million and extended the facility through August 2012 (the “New Facility”). The New Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit and standby letters of credit. The facility usage fees and fees related to the New Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the revolving credit facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 2, 2008, there were no borrowings under the New Facility.

The New Facility and letter of credit agreements contain financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the New Facility and letter of credit agreements, which would permit the participating banks to terminate our ability to access the New Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the New Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements. In addition, such a default could, under certain circumstance, permit the holders of our outstanding unsecured debt to accelerate payment of such obligations.

NOTE 6. SUBLEASE LOSS RESERVE

We have excess facility space as of February 2, 2008 and have recorded a sublease loss reserve for the net present value of the difference between the contractual rent obligations and the amount for which we expect to be able to sublease the properties. These estimates and assumptions are monitored on at least a quarterly basis for changes in circumstances. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, including a review of real estate market conditions, our projections for sublease income and sublease commencement assumptions. Sublease losses (reversals) are included in operating expenses in our Consolidated Statements of Earnings.

In each of fiscal 2007 and 2006, we recorded a net sublease loss of $5 million. In fiscal 2005, we released a net amount of $61 million of sublease loss reserve. During the second fiscal quarter of 2005 we completed our assessment of available space and future office facility needs and decided that we would occupy one of our vacant leased properties in San Francisco. As a result, the sublease loss reserve of $58 million associated with this space was reversed. The remaining reduction in the provision was related to our decision to occupy certain other office space.

Remaining cash expenditures associated with our sublease loss reserve are expected to be paid over the various remaining lease terms through 2016. Based on our current assumptions as of February 2, 2008, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $13 million for future rent. Our gross sublease loss reserve of $34 million at February 2, 2008 was net of approximately $21 million of estimated sublease income to be generated from sublease contracts.

Gap Inc. Form 10-K  51

Excluding Forth & Towne, the reserve balances and activities for our sublease loss reserve are as follows:

($ in millions)
Balance at January 29, 2005	$94
Expense (reversals), net	(61)
Cash payments	(19)

Balance at January 28, 2006	14
Expense (reversals), net	5
Cash payments	(6)

Balance at February 3, 2007	13
Expense (reversals), net	5
Cash payments	(10)

Balance at February 2, 2008	$8

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged are the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial contracts for trading purposes. Our derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value determined using quoted market rates.

Forward contracts used to hedge forecasted merchandise purchases are designated as cash flow hedges. These forward contracts are used to hedge forecasted merchandise purchases over approximately 12 to 18 months. Changes in the fair value of the forward contracts are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity and are recognized in cost of goods sold and occupancy expenses in the period which approximates the time the hedged merchandise inventory is sold. At February 2, 2008 and February 3, 2007, we had an unrealized loss, net of tax, of $24 million and a gain, net of tax, of $14 million, respectively. Substantially all of the unrealized loss of $24 million at February 2, 2008 will be recognized in cost of goods sold and occupancy expenses over the next 12 months at the then current values, which can be different from year-end values. There were no material amounts recorded in fiscal 2007, 2006, or 2005 resulting from hedge ineffectiveness. At February 2, 2008 and February 3, 2007, the fair value of these forward contracts was $1 million and $34 million, respectively, in other current assets and $33 million and $11 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets.

We use forward contracts to hedge forecasted intercompany royalty payments and these forward contracts are designated as cash flow hedges. These forward contracts are used to hedge intercompany royalty payments over approximately 12 months. Changes in the fair value of the forward contracts are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity and are recognized in operating expenses in the period which approximates the time the royalty payment is made. At February 2, 2008 we had an unrealized loss, net of tax, of $2 million. The unrealized loss, net of tax, recorded in accumulated other comprehensive earnings at February 3, 2007, was not material. There were no material amounts recorded in fiscal 2007 or 2006 earnings resulting from hedge ineffectiveness. At February 2, 2008, the fair value of these forward contracts was $0.3 million in other current assets and $3 million in accrued expenses and other liabilities on the Consolidated Balance Sheet. At February 3, 2007, the fair value of these forward contracts was not material.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. At February 2, 2008 and February 3, 2007, the fair value of these forward

52  Gap Inc. Form 10-K

contracts was $0.5 million and $0.1 million, respectively, in other current assets and $0.3 million and $8 million, respectively, in accrued expenses and other liabilities on the Consolidated Balance Sheets. These forward contracts are not designated as hedging instruments therefore changes in the fair value of these foreign currency contracts, as well as the remeasurement of the underlying intercompany balances, are recognized in operating expenses in the same period and generally offset.

Beginning in fiscal 2007, we use forward contracts to hedge the net assets of an international subsidiary to offset the foreign currency translation and economic exposures related to our investment in this subsidiary. We have designated the hedge as a net investment hedge and changes in fair value are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investment. The unrealized loss recorded in accumulated other comprehensive earnings at February 2, 2008 was $10 million. At February 2, 2008, the fair value of these forward contracts was $4 million in other current assets and $14 million in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

In addition, we use cross-currency interest rate swaps to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, due March 2009, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. We have designated such swaps as cash flow hedges to hedge the total variability in functional currency. At February 2, 2008 and February 3, 2007, the fair value of the swaps was $6 million and $0.2 million, respectively, and is included in lease incentives and other long-term liabilities on the Consolidated Balance Sheets.

NOTE 8. COMMON STOCK

Common and Preferred Stock

The Board of Directors is authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 2, 2008.

The Board of Directors is authorized to issue 30 million shares of one or more series of preferred stock, par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 2, 2008.

Share Repurchase Program

Share repurchases for fiscal 2007, 2006, and 2005 were as follows:

($ and shares in millions, except average per share cost)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Number of shares repurchased	89	58	99
Total cost	$1,700	$1,050	$2,000
Average per share cost (a)	$19.05	$17.97	$20.29

(a)	Average per share cost includes commissions

In August 2007, the Board of Directors authorized $1.5 billion of our share repurchase program which was fully utilized in fiscal 2007. In February 2008, we announced that the Board of Directors had authorized $1 billion for additional share repurchases. In connection with these authorizations, we also entered into purchase agreements

Gap Inc. Form 10-K  53

with individual members of the Fisher family. During fiscal 2007, approximately 13 million shares were repurchased for $249 million from the Fisher family. All of the share repurchases were paid for as of February 2, 2008. See Note 15 of Notes to Consolidated Financial Statements for further discussion on the purchase agreements with the Fisher family.

Dividends

A dividend of $0.08 per share was declared and paid in each quarter of fiscal 2007 and 2006, for an annual dividend of $0.32 per share. In 2005, a dividend of $0.045 per share was declared and paid in each quarter of fiscal 2005, for an annual dividend of $0.18.

NOTE 9. SHARE-BASED COMPENSATION

Share-based compensation cost recognized in fiscal 2007 and 2006 included: a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 28, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based awards granted subsequent to January 28, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The impact of forfeitures that are estimated to occur prior to vesting is considered in the amount recognized.

Total share-based compensation expense recognized in the Consolidated Statements of Earnings is as follows:

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Stock options	$14	$29	$4
Stock units	34	13	18
Employee stock purchase plan	4	6	—

Share-based compensation recognized as operating expenses	52	48	22
Less: Income tax benefit	(20)	(21)	(13)

Share-based compensation, net of taxes	$32	$27	$9

There was no share-based compensation capitalized in fiscal 2007, 2006, and 2005.

Other than the stock option modifications noted below, there were no other material modifications made to our outstanding stock options and other stock awards in fiscal 2007, 2006, and 2005.

General Description of Stock Option and Other Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996, and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). Under the 2006 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees and consultants at exercise prices or with initial values equal to the fair market value of the stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”).

The 2002 Stock Option Plan (the “2002 Plan”) was established on January 1, 1999. On May 9, 2006, the 2002 Plan was discontinued and only those awards then outstanding continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees.

54  Gap Inc. Form 10-K

As of February 2, 2008, we had reserved 134,389,044 shares of our common stock for our stock option and other stock award plans. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, stock options generally vest over a four-year period, with shares becoming exercisable in equal annual installments of 25 percent. Other stock awards generally vest over a four year period in equal annual installments of 25 percent. Shares for options exercised by directors and employees in Japan are issued from treasury stock.

Stock Option and Stock Unit Modifications

In February 2007, the Committee approved the modification of certain stock options and other stock awards held by designated employees such that at the time of an involuntary termination without cause, any outstanding, unvested time-based options or other stock awards scheduled to vest within a defined time frame will be accelerated. No material amounts were recognized in fiscal 2007 as a result of the modification. Additional compensation expense may be recognized in future periods if the vesting of options or other stock awards is accelerated pursuant to the modification.

On January 26, 2006, we accelerated the vesting of all stock options with an exercise price equal to or greater than $21 per share except options held by non-employee directors and performance-based options to purchase 1 million shares granted to our former Chief Executive Officer. Options to purchase approximately 15 million shares of common stock that were scheduled to vest from fiscal 2006 to 2009 were impacted by this action. Although these options became immediately exercisable, the exercise price did not change. The primary purpose of the accelerated vesting was to reduce total share-based compensation expense after the adoption of SFAS 123(R). There was no impact to our Consolidated Statement of Earnings in fiscal 2005.

In December 2005, we finalized our Tender Offer (the “Offer”) to provide eligible employees, including certain executives, a voluntary opportunity to exchange outstanding, eligible options for new options and, if applicable, cash payments. The Offer was instituted to allow employees holding eligible options the opportunity to avoid unfavorable tax consequences. Each eligible option had been granted with a per share exercise price that was below the fair market value on that option’s original date of grant. Due to Section 409A of the Internal Revenue Code and regulations under Section 409A, neither of which were in effect or anticipated at the time these options were granted, these options likely would have resulted in income recognition by the optionee prior to exercise, an additional twenty percent (20%) income tax, and potential interest charges if they had remained outstanding. In total, eligible options to purchase 1,968,525 shares of common stock were exchanged for new options with exercise prices greater than or equal to the original exercise price and with similar vesting periods. Compensation expense of $4 million was recognized in fiscal 2005 representing the incremental intrinsic value of the new awards and, for certain new options, the cash consideration. Total cash paid related to the Offer awards for fiscal 2007, 2006, and 2005 was $0.7 million, $6 million, and $4 million, respectively.

Compensation Cost for Stock Options

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. This model requires the input of subjective assumptions that have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123(R) and the U.S. Securities and Exchange Commission guidance contained in SAB 107, “Share-Based Payment.” The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of subjective variables:

•	Expected term – The expected term of stock options represents the estimated time until exercise and is based on historical exercise patterns, which we believe are representative of future behavior.

•

Expected volatility – The expected volatility of our common stock is based on a combination of historical volatility of our stock for a period approximating the expected term and the implied volatility based on traded options of our stock. Prior to fiscal 2006, only historical volatility was considered.

Gap Inc. Form 10-K  55

•	Dividend yield – Dividend yield is based on our expected annual dividend payout for the current fiscal year.

•	Risk-free interest rate – The risk-free interest rate is based on zero-coupon U.S. Treasury instruments with a remaining term equal to the expected term of the awards.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting award forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The fair value of each option grant during fiscal 2007, 2006, and 2005 was estimated on the date of the grant using the following assumptions:

	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Expected term (in years)	6.0	4.8	4.1
Expected volatility	28.9%	28.7%	35.5%
Dividend yield	1.6%	1.6%	0.9%
Risk-free interest rate	4.9%	4.6%	4.1%

A summary of stock option activity under the 2006 Plan and 2002 Plan as of February 2, 2008 and changes during fiscal 2007 are presented below:

	Shares	Weighted- Average Exercise Price
Balance at February 3, 2007	52,194,231	$20.81
Granted	4,778,320	$17.92
Exercised	(6,795,333)	$14.64
Forfeited/Canceled/Expired	(9,950,920)	$22.77

Balance at February 2, 2008	40,226,298	$21.03

The weighted-average fair value of stock options granted during fiscal 2007, 2006, and 2005 was $4.99, $5.07, and $7.20 per share, respectively. The aggregate intrinsic value of options exercised during fiscal 2007, 2006, and 2005 was $32 million, $87 million, and $56 million, respectively.

56  Gap Inc. Form 10-K

Information about stock options outstanding, vested or expected to vest and exercisable at February 2, 2008 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at February 2, 2008	Weighted-Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares at February 2, 2008	Weighted-Average Exercise Price
$2.85 – 12.87	4,052,675	4.87	$12.36	3,652,675	$12.51
12.95 – 15.42	4,497,906	3.82	$14.37	4,497,906	$14.37
15.95 – 17.84	6,254,427	8.09	$17.21	1,842,373	$17.33
17.88 – 20.21	5,432,630	6.42	$19.26	2,428,454	$19.74
20.27 – 21.21	3,074,247	6.79	$20.72	1,809,709	$20.67
21.22 – 21.55	6,200,071	5.93	$21.54	6,196,271	$21.54
21.60 – 23.31	5,210,628	4.92	$22.78	5,210,628	$22.78
23.34 – 44.44	4,064,413	2.13	$33.78	4,064,413	$33.78
45.16 – 45.97	1,434,301	2.12	$45.56	1,434,301	$45.56
47.50 – 47.50	5,000	1.94	$47.50	5,000	$47.50

	40,226,298	5.40	$21.03	31,141,730	$21.92

Vested or expected to vest at February 2, 2008	37,967,595	5.31	$21.17

The fair value of stock options that vested during fiscal 2007, 2006, and 2005 was $45 million, $47 million, and $222 million, respectively. The aggregate intrinsic value of options outstanding, options vested or expected to vest and options exercisable at February 2, 2008 was $66 million, $64 million, and $52 million, respectively. Options exercisable at February 2, 2008 had a weighted-average remaining contractual life of 4.56 years.

Compensation Cost for Stock Units

Under the 2006 Plan, units are granted to employees and members of the Board of Directors whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”). Vesting is based on continued service by the employee and is immediate in the case of members of the Board of Directors. In some cases, vesting is subject to the attainment of a pre-determined financial target (“Performance Shares”).

In accordance with SFAS 123(R), we recognize the estimated share-based compensation cost of Stock Units, net of estimated forfeitures. Prior to the adoption of SFAS 123(R), we recognized share-based compensation expense related to Stock Units based on actual forfeitures. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R). Because the adjustment was not material, it was recognized as a credit to operating expenses in the first quarter of fiscal 2006.

We evaluate the probability that the Performance Shares will vest at the end of each reporting period. We record share-based compensation cost based on the grant-date fair value and the probability that the pre-determined financial target will be achieved.

Gap Inc. Form 10-K  57

A summary of Stock Unit activity under the 2006 Plan as of February 2, 2008 and changes during fiscal 2007 are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Balance at February 3, 2007	4,916,773	$19.23
Granted	6,048,873	$17.63
Vested	(921,096)	$17.97
Forfeited	(1,875,457)	$18.35

Balance at February 2, 2008	8,169,093	$18.16

The weighted-average fair value of Stock Units granted during fiscal 2007, 2006, and 2005 was $17.63, $18.37, and $21.37 per share, respectively. The fair value of Stock Units that vested during fiscal 2007 and 2006 was $11 million and $10 million, respectively. No Stock Units vested in fiscal 2005.

The aggregate intrinsic value of unvested Stock Units at February 2, 2008 was $12 million with a weighted-average remaining contractual life of 2.4 years.

At February 2, 2008, there was $46 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units that is expected to be recognized over a weighted-average period of 3.4 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

Compensation Cost for Performance Units

Under the 2006 Plan, some Stock Units are granted to certain employees only after the achievement of pre-determined performance metrics at the end of an annual performance period. These rights are referred to as Performance Units herein. Once the Stock Unit is granted, vesting is then subject to continued service by the employee.

In accordance with SFAS 123(R), at the end of each reporting period, we evaluate the probability that Stock Units will be granted for outstanding Performance Units. We record share-based compensation cost based on the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. We revalue the liability at the end of each reporting period and record an adjustment to share-based compensation as required, based on the probability that the performance metrics will be achieved. Upon achievement of the performance metrics, a Stock Unit is granted. At that time, the associated liability is reclassified to stockholders’ equity.

Out of 6,048,873 Stock Unit grants in fiscal 2007, 119,102 Stock Units were granted for Performance Units outstanding in fiscal 2006. During fiscal 2006 and 2005, no Stock Units were granted for previously outstanding Performance Units.

At February 2, 2008, the liability related to outstanding Performance Units was $3 million, which is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet.

Employee Stock Purchase Plan

Prior to December 1, 2006, under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees could purchase our common stock at 85 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of the six-month purchase period (“Option Feature”). After December 1, 2006, eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock

58  Gap Inc. Form 10-K

Exchange on the last day of the three-month purchase period. Accordingly, compensation cost is equal to the 15 percent discount and the Black-Scholes-Merton option-pricing model is no longer used to estimate the fair value of the ESPP Option Feature after December 1, 2006. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,485,699, 1,613,116, and 1,700,444 shares issued under the ESPP during fiscal 2007, 2006, and 2005, respectively. All shares for ESPP purchases are issued from treasury stock. At February 2, 2008, there were 3,803,143 shares reserved for future issuances.

The fair value of the ESPP Option Feature was estimated using the Black-Scholes-Merton option-pricing model for fiscal 2006 and 2005 with the following assumptions:

	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Expected term (in years)	0.5	0.5
Expected volatility	25.1%	21.8%
Dividend yield	1.4%	0.8%
Risk-free interest rate	4.8%	4.1%

The average discounted price of ESPP purchases in fiscal 2007 was $16.34 per share. The weighted-average fair value of ESPP shares for fiscal 2006 was $3.99, which included a weighted average fair value of $2.65 for compensation cost associated with the purchase discount in accordance with SFAS 123(R). The weighted-average fair value of ESPP shares for fiscal 2005 was $1.38, which was not recorded as additional compensation cost during the period in accordance with APB 25.

NOTE 10. LEASES

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

We also lease certain equipment under operating leases that expire at various dates through 2013.

The aggregate minimum non-cancelable annual lease payments under leases in effect on February 2, 2008, are as follows:

($ in millions) Fiscal Year
2008	$1,098
2009	1,006
2010	853
2011	642
2012	449
Thereafter	1,430

Total minimum lease commitments	$5,478

The total minimum lease commitment amount above does not include minimum sublease rental income of $32 million receivable in the future under noncancelable sublease agreements.

Gap Inc. Form 10-K  59

Rental expense for our operating leases was as follows:

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Minimum rental expense	$970	$923	$869
Contingent rental expense	129	127	139
Less: Sublease income	(4)	(5)	(4)

Total	$1,095	$1,045	$1,004

NOTE 11. INCOME TAXES

For financial reporting purposes, earnings from continuing operations before income taxes include the following components:

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
United States	$1,073	$995	$1,550
Foreign	333	320	273

	$1,406	$1,315	$1,823

The provision for income taxes consisted of the following:

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Current
Federal	$443	$468	$667
State	56	67	64
Foreign	91	50	45

Total current	590	585	776

Deferred
Federal	(42)	(77)	(43)
State	(18)	(9)	4
Foreign	9	7	(45)

Total deferred	(51)	(79)	(84)

Total provision	$539	$506	$692

In April 2007, we assessed the anticipated cash needs and overall financial position of our Canadian subsidiaries. As a result, we determined that we no longer intend to utilize approximately $92 million of the undistributed earnings of our Canadian subsidiaries in foreign operations indefinitely and this amount was repatriated in the third quarter of fiscal 2007. We intend to utilize the remainder of the undistributed earnings of our foreign subsidiaries in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so.

The foreign component of pre-tax earnings before elimination of intercompany transactions in fiscal 2007, 2006, and 2005 was $333 million, $320 million, and $273 million, respectively. Except where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as we intend to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of February 2, 2008 and February 3, 2007 was approximately $867 million and $790 million, respectively. If the undistributed earnings were repatriated, the unrecorded deferred tax liability as of February 2, 2008 and February 3, 2007 would have been approximately $97 million and $104 million, respectively.

60  Gap Inc. Form 10-K

The difference between the effective income tax rate and the U.S. federal income tax rate is summarized as follows:

	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.1	3.2	3.6
Tax impact of foreign operations	2.3	2.2	2.3
Other	(2.1)	(1.9)	(2.9)

Effective tax rate	38.3%	38.5%	38.0%

Deferred tax assets (liabilities) consisted of the following:

($ in millions)	February 2, 2008	February 3, 2007
Deferred tax assets
Accrued payroll and related benefits	$57	$48
Deferred rent	115	116
Nondeductible accruals	72	81
Fair value of financial instruments included in accumulated other comprehensive earnings	18	—
Depreciation	88	17
Inventory capitalization and other adjustments	64	26
State and foreign net operating losses (“NOL’s”)	27	48
Other	100	57

Total deferred tax assets	541	393

NOL valuation allowance	(12)	(14)

Deferred tax liabilities
Fair value of financial instruments included in accumulated other comprehensive earnings	—	(10)
Other	(18)	(26)

Total deferred tax liabilities	(18)	(36)

Net deferred tax assets	$511	$343

Current portion (included in other current assets)	$216	$156
Non-current portion (included in other long-term assets)	295	187

Total	$511	$343

As of February 2, 2008 we had approximately $109 million state and $73 million foreign gross net operating loss (“NOL”) carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax effected NOL was approximately $7 million for state and $20 million for foreign as of February 2, 2008. We provided a valuation allowance of approximately $3 million and $9 million against the deferred tax asset related to the state and foreign NOL’s, respectively. The state losses expire between fiscal 2008 and fiscal 2023, approximately $37 million of the foreign losses expire by 2011 and $36 million of the foreign losses do not expire.

Gap Inc. Form 10-K  61

During fiscal 2007, the total gross unrecognized tax benefits decreased by approximately $12 million mostly related to the settlement of audits, amended return filings and the expiration of statutes of limitation in fiscal 2007. The impact of the decrease on our effective tax rate was not material. The following table summarizes the activity related to our unrecognized tax benefits:

($ in millions)
Balance at February 4, 2007	$135
Increases related to current year tax positions	14
Prior year tax positions
Increases	33
Decreases	(20)
Cash settlements	(5)
Expiration of statute of limitations	(39)
Foreign currency translation	5

Balance at February 2, 2008	$123

Of the $123 million of total unrecognized tax benefits at February 2, 2008, approximately $51 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. During fiscal 2007, the total amount of interest recognized in interest expense in the Consolidated Statements of Earnings was $2 million. As of February 2, 2008, the Company had total accrued interest related to the unrecognized tax benefits of $32 million.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Hong Kong, Japan, the United Kingdom and the United States. During fiscal 2007, the Company concluded its Appeals proceedings with the Internal Revenue Service for fiscal 1997 through 2000. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 1998.

The Company does not anticipate recording any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

NOTE 12. EMPLOYEE BENEFIT PLANS

We have a qualified defined contribution retirement plan, called GapShare, which is available to employees who meet certain age and service requirements. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the plan, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our contributions to GapShare were $36 million, $35 million, and $33 million in fiscal 2007, 2006, and 2005, respectively.

A nonqualified Supplemental Deferred Compensation Plan (the “SDCP”) was established on January 1, 2006, which allows eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. As of February 2, 2008 and February 3, 2007, the assets relating to the SDCP were $5 million and $3 million respectively, and were included in other long-term assets in the Consolidated Balance Sheets. Plan investments are recorded at market value and are designated for the SDCP. As of February 2, 2008 and February 3, 2007, the liabilities relating to the SDCP were $6 million and $4 million, respectively, and were included in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match, in cash, all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our contributions to the SDCP in fiscal 2007, 2006, and 2005 were not material. We do not match non-employee members of the Board of Directors contributions under the SDCP.

62  Gap Inc. Form 10-K

As of February 2, 2008 and February 3, 2007, the assets relating to a nonqualified Executive Deferred Compensation Plan (the “EDCP”) were $19 million and $22 million, respectively, and were included in other long- term assets in the Consolidated Balance Sheets. As of February 2, 2008 and February 3, 2007, the liabilities relating to the EDCP were $19 million and $22 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. The EDCP was replaced by the SDCP and frozen for additional contributions effective December 31, 2005. We did not match any employees’ contributions under this plan.

NOTE 13. EARNINGS PER SHARE

Basic earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net earnings divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of common stock for the period, to the extent their inclusion would be dilutive. The following summarizes the incremental shares from the potentially dilutive securities:

($ in millions)	52 Weeks Ended February 2, 2008	53 Weeks Ended February 3, 2007	52 Weeks Ended January 28, 2006
Earnings from continuing operations, net of income taxes—basic	$867	$809	$1,131
Add: Interest on convertible notes	—	—	8

Earnings from continuing operations—diluted	$867	$809	$1,139

Weighted-average number of shares—basic	791	831	881
Incremental shares from:
Stock options and other stock awards	3	5	8
Senior convertible notes	—	—	13

Weighted-average number of shares—diluted	794	836	902

Earnings from continuing operations
Basic	$1.10	$0.97	$1.28
Diluted	$1.09	$0.97	$1.26

The above computations of weighted-average number of shares—diluted exclude stock options and other stock awards to purchase 33 million, 42 million, and 44 million shares of common stock for fiscal 2007, 2006, and 2005, respectively, as their inclusion would be antidilutive.

NOTE 14. COMMITMENTS AND CONTINGENCIES

In January 2006, we entered into a non-exclusive services agreement with International Business Machines Corporation (“IBM”). Under the services agreement, IBM operates certain aspects of our information technology infrastructure that had been previously operated by us. The services agreement has an initial term of ten years, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. Based on the current projection of service needs, we expect to pay fixed charges of approximately $1.1 billion to IBM over the initial 10-year term. We paid $146 million and $118 million to IBM for fixed charges during fiscal 2007 and 2006, respectively, and expect to pay approximately $874 million over the remaining eight years of the contract.

The services agreement has performance levels that IBM must meet or exceed. If these service levels are not met, we would in certain circumstances receive a credit against the charges otherwise due, have the right to other interim remedies, or as to material breaches have the right to terminate the services agreement. In addition, the

Gap Inc. Form 10-K  63

services agreement provides us certain pricing protections, and we have the right to terminate the agreement both for cause and for convenience (subject, in the case of termination for convenience, to our payment of a termination fee). IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure.

We have assigned certain store and corporate facility leases to third parties as of February 2, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation. We account for these guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” The maximum potential amount of future lease payments we could be required to make is approximately $48 million as of February 2, 2008. The fair value of the guarantees was not material as of February 2, 2008.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $43 million as of February 2, 2008, of which $2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

NOTE 15. RELATED PARTY TRANSACTIONS

We generally use a competitive bidding process for construction of new stores, expansions, relocations and major remodels (major store projects). In addition, we utilize a construction industry standard stipulated sum, non-exclusive agreement with our general contractors. Fisher Development, Inc. (“FDI”), a company that is wholly owned by the brother of Donald G. Fisher, Founder and Chairman Emeritus, and the brother’s immediate family, is one of our qualified general contractors. The stipulated sum agreement sets forth the terms under which our

64  Gap Inc. Form 10-K

general contractors, including FDI, may act in connection with our construction activities. We paid to FDI $0.3 million, $2 million, and $21 million in fiscal 2007, 2006, and 2005, respectively. There was $0.1 million due to FDI at February 2, 2008, and no amounts due at February 3, 2007 on our Consolidated Balance Sheets. The Audit and Finance Committee of the Board reviews this relationship periodically.

In October 2001, the Audit and Finance Committee of the Board reviewed and approved the terms of agreements to lease to Doris F. Fisher, Director, and Donald G. Fisher a total of approximately 26,000 square feet of space in our One Harrison and Two Folsom San Francisco headquarter locations to display portions of their personal art collection. The agreements provide for base rent ranging from $30.00 to $42.35 per square foot per year over a 15-year term. Our Consolidated Statements of Earnings include rental income from this leased space of $1 million, $0.9 million, and $0.9 million for fiscal 2007, 2006, and 2005, respectively. We believe that these rental rates were at least competitive when the agreements were entered into. The agreements also provide us and our employees significant benefits, including use of the space on a regular basis for corporate functions at no charge.

As discussed in Note 8, in connection with our share repurchase program, we entered into purchase agreements with individual members of the Fisher family whose ownership represented approximately 17 percent of the Company’s outstanding shares at the end of the second quarter of fiscal 2007. Multiple Fisher family members and controlled entities owned approximately 34 percent of our outstanding shares at the end of the second quarter of fiscal 2007. The shares were purchased each month at the same weighted-average market price that we paid for share repurchases in the open market. During fiscal 2007, we repurchased approximately 13 million shares of our common stock for a total cost of $249 million from the Fisher family.

In February 2008, in connection with the authorization of the $1 billion share repurchase program, we entered into agreements with individual members of the Fisher family to repurchase shares. The Company expects that about $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from these Fisher family members.

Gap Inc. Form 10-K  65

NOTE 16. SEGMENT INFORMATION

We are primarily engaged in selling retail apparel through stores in North America, Europe and Asia. We identify our operating segments according to how operations are managed. Our operating segments include Gap North America, Banana Republic North America, Old Navy North America, Europe, Asia, Outlet and Direct. Our stores sell merchandise under the Gap, Old Navy, and Banana Republic brand names. We consider our operating segments to be similar in terms of economic characteristics, production processes, and operations, and have aggregated them into a single reporting segment. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue.

Net Sales

($ in millions) 52 Weeks Ended February 2, 2008		Gap	Old Navy	Banana Republic	Other (2)	Total	Percentage of Net Sales
U.S. (1)	Stores	$4,146	$5,776	$2,351	$—	$12,273	78%
	Direct (Online)	308	428	136	31	903	6%
Canada		364	461	147	—	972	6%
Europe		822	—	—	5	827	5%
Asia		613	—	89	36	738	5%
Other (2)		—	—	—	50	50	—

Total Company		$6,253	$6,665	$2,723	$122	$15,763	100%

53 Weeks Ended February 3, 2007		Gap	Old Navy	Banana Republic	Other (2)	Total	Percentage of Net Sales
U.S. (1)	Stores	$4,494	$6,042	$2,251	$—	$12,787	80%
	Direct (Online)	261	345	117	7	730	5%
Canada		379	442	119	—	940	6%
Europe		792	—	—	1	793	5%
Asia		581	—	61	7	649	4%
Other (2)		—	—	—	24	24	—

Total Company		$6,507	$6,829	$2,548	$39	$15,923	100%

52 Weeks Ended January 28, 2006		Gap	Old Navy	Banana Republic	Other (2)	Total	Percentage of Net Sales
U.S. (1)	Stores	$4,767	$6,153	$2,100	$—	$13,020	81%
	Direct (Online)	233	268	91	3	595	4%
Canada		409	435	96	—	940	6%
Europe		825	—	—	2	827	5%
Asia		603	—	14	1	618	4%
Other (2)		—	—	—	19	19	—

Total Company		$6,837	$6,856	$2,301	$25	$16,019	100%

(1)	U.S. includes the United States and Puerto Rico.
(2)	Other includes our wholesale business, franchise business beginning September 2006, Piperlime.com beginning October 2006, and Business Direct which ended in July 2006.

Long-lived assets of our international operations, including Puerto Rico, were $632 million and $537 million, and represented 18 percent and 16 percent of our long-lived assets for fiscal 2007 and 2006, respectively.

66  Gap Inc. Form 10-K

NOTE 17. QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from our Consolidated Statements of Earnings with the results of Forth & Towne presented as a discontinued operation for all periods presented:

($ in millions except per share amounts)	13 Weeks Ended May 5, 2007	13 Weeks Ended August 4, 2007 (b)	13 Weeks Ended November 3, 2007	13 Weeks Ended February 2, 2008	52 Weeks Ended February 2, 2008
Fiscal 2007
Net sales	$3,549	$3,685	$3,854	$4,675	$15,763
Gross profit	$1,355	$1,264	$1,447	$1,626	$5,692
Earnings from continuing operations, net of income taxes	$205	$158	$239	$265	$867
Loss from discontinued operation, net of income tax benefit	$(27)	$(6)	$(1)	$—	$(34)
Net earnings	$178	$152	$238	$265	$833
Basic earnings per share (a):
Earnings from continuing operations, net of income taxes	$0.25	$0.19	$0.30	$0.36	$1.10
Loss from discontinued operation, net of income tax benefit	$(0.03)	$—	$—	$—	$(0.05)
Net earnings per share	$0.22	$0.19	$0.30	$0.36	$1.05

Diluted earnings per share (a):
Earnings from continuing operations, net of income taxes	$0.25	$0.19	$0.30	$0.35	$1.09
Loss from discontinued operation, net of income tax benefit	$(0.03)	$—	$—	$—	$(0.04)
Net earnings per share	$0.22	$0.19	$0.30	$0.35	$1.05

Gap Inc. Form 10-K  67

	13 Weeks Ended April 29, 2006	13 Weeks Ended July 29, 2006 (c)	13 Weeks Ended October 28, 2006	14 Weeks Ended February 3, 2007 (d)	53 Weeks Ended February 3, 2007
Fiscal 2006
Net sales	$3,439	$3,714	$3,851	$4,919	$15,923
Gross profit	$1,385	$1,225	$1,442	$1,605	$5,657
Earnings from continuing operations, net of income taxes	$248	$134	$197	$230	$809
Loss from discontinued operation, net of income tax benefit	$(6)	$(6)	$(8)	$(11)	$(31)
Net earnings	$242	$128	$189	$219	$778
Basic earnings per share (a):
Earnings from continuing operations, net of income taxes	$0.29	$0.16	$0.24	$0.28	$0.97
Loss from discontinued operation, net of income tax benefit	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Net earnings per share	$0.28	$0.15	$0.23	$0.27	$0.94

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$0.29	$0.16	$0.24	$0.28	$0.97
Loss from discontinued operation, net of income tax benefit	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Net earnings per share	$0.28	$0.15	$0.23	$0.27	$0.93

(a)	Earnings per share were computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.
(b)	During the second quarter of fiscal 2007, we recognized $20 million of expenses, the majority of which was severance payments, as a result of our cost reduction initiatives.
(c)	During the second quarter of fiscal 2006, we recognized $31 million relating to the change in our estimate of the elapsed time for recording income associated with unredeemed gift cards.
(d)	During the fourth quarter of fiscal 2006, we recorded a charge of $22 million in impairment of long-lived assets.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

68  Gap Inc. Form 10-K

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of February 2, 2008, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 2, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Gap Inc. Form 10-K  69

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement. See also Part I, Item 1 above in the section entitled “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee” and “Executive Compensation and Related Information” in the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Director Independence” in the 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2008 Proxy Statement.

70  Gap Inc. Form 10-K

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Gap Inc. Form 10-K  71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: March 28, 2008	By	/s/ GLENN K. MURPHY
Glenn K. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2008	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2008	By	/s/ HOWARD P. BEHAR
Howard P. Behar, Director

Date: March 28, 2008	By	/s/ ADRIAN D. P. BELLAMY
Adrian D. P. Bellamy, Director

Date: March 28, 2008	By	/s/ DOMENICO DE SOLE
Domenico De Sole, Director

Date: March 28, 2008	By	/s/ DONALD G. FISHER
Donald G. Fisher, Director

Date: March 28, 2008	By	/s/ DORIS F. FISHER
Doris F. Fisher, Director

Date: March 28, 2008	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date: March 28, 2008	By	/s/ PENELOPE L. HUGHES
Penelope L. Hughes, Director

Date: March 28, 2008	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date: March 28, 2008	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date: March 28, 2008	By	/s/ GLENN K. MURPHY
Glenn K. Murphy, Director

Date: March 28, 2008	By	/s/ JAMES M. SCHNEIDER
James M. Schneider, Director

72  Gap Inc. Form 10-K

Date: March 28, 2008	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date: March 28, 2008	By	/s/ KNEELAND C. YOUNGBLOOD
Kneeland C. Youngblood, Director

Gap Inc. Form 10-K  73

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Amended and Restated Bylaws of the Company dated July 24, 2007, filed as Exhibit 3.1 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.1	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.2	Amendment No. 1 to the Credit Agreement dated May 18, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.3	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.4	Amendment to 3-Year Letter of Credit Agreement with Bank of America, N.A. dated May 18, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.5	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.6	Amendment to 3-Year Letter of Credit Agreement with JPMorgan Chase Bank dated May 18, 2007, filed as Exhibit 10.5 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.7	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.8	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated May 18, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.9	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.10	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

74  Gap Inc. Form 10-K

10.11	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.5 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.12	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.6 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.13	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.7 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.14	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.8 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.15	Master Services Agreement between Registrant and IBM, dated as of January 13, 2006, filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562. (1)

10.16	Purchase Agreement with Donald G. Fisher and Doris F. Fisher dated August 22, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.

10.17	Purchase Agreement with John J. Fisher dated August 22, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.

10.18	Purchase Agreement with Robert J. Fisher dated August 22, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.

10.19	Purchase Agreement with William S. Fisher dated August 22, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.
EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.20	Executive Management Incentive Compensation Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.21	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.22	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.23	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.24	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.25	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.26	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.27	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

Gap Inc. Form 10-K  75

10.28	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.29	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.30	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.31	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.32	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.33	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.34	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.35	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.36	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.37	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.38	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.39	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.40	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.41	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.42	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.43	Form of Nonqualified Stock Option Agreement for Paul Pressler under the Company’s 1996 Stock Option and Award Plan, dated September 25, 2002, filed as Exhibit 10.43 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.

76  Gap Inc. Form 10-K

10.44	Form of Nonqualified Stock Option Agreement for Paul Pressler under the company’s 1996 Stock Option and Award Plan filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 1, 2004, Commission File No. 1-7562.

10.45	Form of Nonqualified Stock Option Agreement for Employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.46	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.47	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.48	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.49	Form of Stock Award Agreement for Paul Pressler under the Company’s 1996 Stock Option Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.50	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.51	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.52	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.53	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.54	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.55	Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.56	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.57	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.58	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.59	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.60	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

Gap Inc. Form 10-K  77

10.61	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.62	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.63	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.64	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.65	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.66	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.67	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.68	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.69	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.70	Form of Non-qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.71	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.72	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.73	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.74	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.75	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended July 29, 2006, Commission File No. 1-7562.

10.76	Form of Performance Share Agreement for Executives under the 2006 Long-Term, Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.77	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

78  Gap Inc. Form 10-K

10.78	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.79	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.80	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.81	Employment Agreement dated as of September 25, 2002 by and between Paul S. Pressler and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on September 26, 2002, Commission File No. 1-7562.

10.82	Amendment dated January 22, 2007 to Employment Agreement dated September 25, 2002 by and between Paul S. Pressler and the Company, filed as Exhibit 99.3 to Registrant’s Form 8-K on January 22, 2007, Commission File No. 1-7562.

10.83	Agreement with Jenny J. Ming entered into as of July 10, 2006, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 11, 2006, Commission File No. 1-7562.

10.84	Agreement with Byron Pollitt dated February 16, 2007, and confirmed on March 9, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 14, 2007, Commission File No. 1-7562

10.85	Agreement with Marka Hansen dated February 16, 2007, and confirmed on February 20, 2007, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.86	Agreement with Art Peck dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.87	Agreement with Dawn Robertson dated October 6, 2006, and confirmed on October 14, 2006, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.88	Agreement with Dawn Robertson dated February 16, 2007, and confirmed on February 21, 2007, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.89	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.90	Agreement with Lauri Shanahan dated March 16, 2007, and confirmed on April 3, 2007, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.91	Employment Agreement confirmed on July 25, 2007, by and between Glenn Murphy and the Company, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.92*	Agreement with Michael Tasooji dated March 16, 2007, and confirmed on March 26, 2007.

10.93	Summary of Non-employee Director Compensation, filed as Exhibit 10.77 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.

10.94	Summary of Non-employee Director Compensation effective May 2006, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.95	Summary of Changes to Lead Independent Director Compensation, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.96	Summary of Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.97	Summary of Changed Name Executive Officer Compensation Arrangements, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 17, 2006, Commission File No. 1-7562.

Gap Inc. Form 10-K  79

10.98	Summary of Changed Named Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 28, 2006, Commission File No. 1-7562.

10.99	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.100	Cash Payments in Connection with December 2005 Option Exchange, filed as Exhibit 10.81 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.

10.101*	Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 28, 2005, Commission File No. 1-7562.

21*	Subsidiaries of Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Furnished herewith
(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

80  Gap Inc. Form 10-K