Form 10-Q
period 2008-05-03
GAP INC
filed 2008-06-10
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 3, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Common Stock, $0.05 par value, 723,956,578 shares as of June 6, 2008

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	May 3, 2008	February 2, 2008	May 5, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,744	$1,724	$2,222
Short-term investments	—	177	522
Restricted cash	36	38	43
Merchandise inventory	1,555	1,575	1,814
Other current assets	635	572	680

Total current assets	3,970	4,086	5,281
Property and equipment, net of accumulated depreciation of $4,190, $4,053, and $4,079	3,207	3,267	3,153
Other long-term assets	471	485	415

Total assets	$7,648	$7,838	$8,849

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$188	$138	$326
Accounts payable	960	1,006	783
Accrued expenses and other current liabilities	1,032	1,259	1,089
Income taxes payable	98	30	70

Total current liabilities	2,278	2,433	2,268

Long-term liabilities:
Long-term debt	—	50	188
Lease incentives and other long-term liabilities	1,057	1,081	1,066

Total long-term liabilities	1,057	1,131	1,254

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,103, 1,100, and 1,094 shares; Outstanding 725, 734, and 816 shares	55	55	55
Additional paid-in capital	2,832	2,783	2,663
Retained earnings	9,410	9,223	8,755
Accumulated other comprehensive earnings	138	125	83
Treasury stock, at cost (378, 366, and 278 shares)	(8,122)	(7,912)	(6,229)

Total stockholders’ equity	4,313	4,274	5,327

Total liabilities and stockholders’ equity	$7,648	$7,838	$8,849

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

($ and shares in millions except per share amounts)	13 Weeks Ended
	May 3, 2008	May 5, 2007

Net sales	$3,384	$3,549
Cost of goods sold and occupancy expenses	2,042	2,194

Gross profit	1,342	1,355
Operating expenses	959	1,051
Interest expense (reversal)	(12)	10
Interest income	(13)	(33)

Earnings from continuing operations before income taxes	408	327
Income taxes	159	122

Earnings from continuing operations, net of income taxes	249	205
Loss from discontinued operation, net of income tax benefit	—	(27)

Net earnings	$249	$178

Weighted-average number of shares - basic	733	815
Weighted-average number of shares - diluted	736	819

Basic earnings per share:
Earnings from continuing operations, net of income taxes	$0.34	$0.25
Loss from discontinued operation, net of income tax benefit	—	(0.03)

Net earnings per share	$0.34	$0.22

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$0.34	$0.25
Loss from discontinued operation, net of income tax benefit	—	(0.03)

Net earnings per share	$0.34	$0.22

Cash dividends declared and paid per share	$0.085	$0.080

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Cash flows from operating activities:
Net earnings	$249	$178
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	139	134
Share-based compensation	13	11
Tax benefit from exercise of stock options and vesting of stock units	3	2
Excess tax benefit from exercise of stock options and vesting of stock units	(3)	(2)
Non-cash and other items	19	33
Deferred income taxes	(18)	(123)
Changes in operating assets and liabilities:
Merchandise inventory	19	(9)
Other current assets and other long-term assets	(81)	(93)
Accounts payable	(49)	(12)
Accrued expenses and other current liabilities	(233)	(80)
Income taxes payable, net of prepaid and other tax related items	112	75
Lease incentives and other long-term liabilities	6	167

Net cash provided by operating activities	176	281

Cash flows from investing activities:
Purchases of property and equipment	(114)	(122)
Purchases of short-term investments	—	(345)
Maturities of short-term investments	177	393
Change in restricted cash	2	1
Change in other long-term assets	—	6

Net cash provided by (used for) investing activities	65	(67)

Cash flows from financing activities:
Proceeds from share-based compensation, net	36	30
Repurchase of common stock	(196)	—
Excess tax benefit from exercise of stock options and vesting of stock units	3	2
Cash dividends paid	(62)	(65)

Net cash used for financing activities	(219)	(33)

Effect of exchange rate fluctuations on cash	(2)	11

Net increase in cash and cash equivalents	20	192
Cash and cash equivalents at beginning of period	1,724	2,030

Cash and cash equivalents at end of period	$1,744	$2,222

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1	$12
Cash paid for income taxes during the period	$59	$19

(a)	Depreciation and amortization is net of the amortization of lease incentives of $21 million and $20 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of May 3, 2008 and May 5, 2007, the condensed consolidated statements of earnings for the thirteen weeks ended May 3, 2008 and May 5, 2007, and the condensed consolidated statements of cash flows for the thirteen weeks ended May 3, 2008 and May 5, 2007 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statements of earnings, and cash flows at May 3, 2008 and May 5, 2007, and for all periods presented. The condensed consolidated balance sheet as of February 2, 2008 has been derived from our audited financial statements.

As of February 2, 2008, we began classifying unredeemed gift card liability and credit card reward certificate liability as accrued expenses and other current liabilities in our condensed consolidated balance sheets. Accordingly, unredeemed gift card liability of $263 million and credit card reward certificate liability of $23 million as of May 5, 2007, which were previously classified as accounts payable on the condensed consolidated balance sheets, were reclassified to conform to the current period presentation.

In the first quarter of fiscal 2008, we recognized a reversal of $15 million of interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the quarter.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The results of operations for the thirteen weeks ended May 3, 2008 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 31, 2009.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. We adopted the provisions of SFAS 157 effective February 3, 2008, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Measurement No. 157.” The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 4 of Notes to the Condensed Consolidated Financial Statements. The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which we have not applied the provisions of SFAS 157, are as follows: asset retirement obligations, sublease loss reserve, and impaired long-lived assets. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures for the remaining assets and liabilities, effective February 1, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt the disclosure provisions of SFAS 161 in the first quarter of fiscal 2009.

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

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Net sales	$—	$9

Loss from discontinued operation, before income tax benefit	$—	$(44)
Add: Income tax benefit	—	17

Loss from discontinued operation, net of income tax benefit	$—	$(27)

For the thirteen weeks ended May 5, 2007, the loss from the discontinued operation of Forth & Towne included the following charges on a pre-tax basis: $29 million related to the impairment of long-lived assets, $4 million of employee severance, and $3 million of administrative and other costs.

Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of May 3, 2008, we expect our lease payments, net of sublease income, to be immaterial.

4.	FINANCIAL INSTRUMENTS

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157:

		Fair Value Measurements at Reporting Date Using
($ in millions)	As of May 3, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets
Derivative financial instruments	$8	$—	$8	$—	Other current assets and Other long-term assets
Deferred compensation plan assets	26	26	—	—	Other long-term assets

Total	$34	$26	$8	$—

Liabilities
Derivative financial instruments	$40	$—	$40	$—	Accrued expenses and other current liabilities
Deferred compensation plan liabilities	27	27	—	—	Lease incentive and other long-term liabilities

Total	$67	$27	$40	$—

Derivative financial instruments include foreign exchange forward contracts primarily for the purchase of Euro, British pound, Japanese yen, and Canadian dollar and cross-currency interest rate swaps. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates.

We maintain deferred compensation plans which allow eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at market value in the Company’s condensed consolidated financial statements and are designated for the deferred compensation plans. The Company’s deferred compensation plan assets and liabilities are determined based on quoted market prices.

In addition, we have highly liquid investments classified as cash equivalents as of May 3, 2008. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Primarily all securities held are U.S. government and agency securities, domestic commercial paper, and bank securities and are stated at amortized cost in the accompanying condensed consolidated balance sheet.

5.	DEBT

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million, due December 2008 (“2008 Notes”), is classified as current maturities of long-term debt in our condensed consolidated balance sheets as of May 3, 2008 and February 2, 2008, and is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of May 3, 2008.

We also have $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum, which was reclassified into current maturities of long-term debt in our condensed consolidated balance sheet as of May 3, 2008. In connection with this debt, we have a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

6.	COMMON STOCK

Share repurchases for the thirteen weeks ended May 3, 2008 and May 5, 2007 were as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 3, 2008	May 5, 2007
Number of shares repurchased	11	—
Total cost	$216	$—
Average per share cost including commissions	$18.88	$—

In February 2008, we announced that our board of directors had authorized $1 billion for share repurchases. In connection with this authorization, we also entered into purchase agreements with individual members of the Fisher family, related parties of the Company, whose ownership represented approximately 16 percent of the Company’s outstanding shares at the end of fiscal 2007. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from Fisher family members under the agreements. The shares will be purchased each month at the same weighted average market price that we are paying for share repurchases in the open market. During the thirteen weeks ended May 3, 2008, approximately 2 million shares were repurchased for $34 million from the Fisher family.

All except $20 million of total share repurchases were paid for as of May 3, 2008 and, of the $20 million accrual, $2 million was payable to Fisher family members.

7.	SHARE-BASED COMPENSATION

In accordance with the provisions of SFAS 123(R), “Share-Based Payment,” we recorded share-based compensation expense as follows:

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Stock options	$3	$3
Stock units	9	7
Employee stock purchase plan	1	1

Share-based compensation recognized as operating expenses	13	11
Less: Income tax benefit	(5)	(4)

Share-based compensation, net of taxes	$8	$7

8.	COMPREHENSIVE EARNINGS

Comprehensive earnings are comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. The components of other comprehensive earnings consist of foreign currency translation gains and losses, and changes in the fair value of derivative financial instruments, net of taxes.

Comprehensive earnings, net of taxes, are comprised of:

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Net earnings	$249	$178
Foreign currency translation	(4)	23
Change in fair value of derivative financial instruments, net of taxes of $5 and $9	(1)	(11)
Reclassification adjustment for realized gains on derivative financial instruments, net of taxes of $5 and $3	(8)	(5)

Comprehensive earnings	$236	$185

9.	INCOME TAXES

On February 4, 2007, the Company adopted FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues.

During the thirteen weeks ended May 3, 2008, the total gross unrecognized tax benefits did not change materially.

The Company conducts business globally and, as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Canada, France, Hong Kong, Japan, the United Kingdom, and the United States. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 1998.

It is reasonably possible that the Company will recognize a decrease in unrecognized tax benefits within the next twelve months of up to $21 million as a result of filing amended returns and the closing of open tax years. However, we do not expect the change to have a material impact on the condensed consolidated financial statement of earnings.

Pursuant to the guidance provided in Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes – Special Areas” and SFAS 109, “Accounting for Income Taxes”, except where required by U.S. tax law, we have historically elected not to provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries as we have intended to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. In May 2008, we assessed the anticipated cash needs and overall financial position of our Canadian and Japanese subsidiaries. As a result, we have determined that we no longer intend to utilize $157 million of the undistributed earnings of our Canadian and Japanese subsidiaries in foreign operations indefinitely. Accordingly, we have established a deferred tax liability for U.S. income taxes with respect to this portion of the undistributed earnings as of May 3, 2008 and have recorded related tax expense of $2 million. We intend to utilize the remainder of the undistributed earnings of our foreign subsidiaries in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so.

10.	EARNINGS PER SHARE

Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

The following table summarizes the incremental shares from the potentially dilutive securities:

	13 Weeks Ended
(shares in millions)	May 3, 2008	May 5, 2007
Weighted-average number of shares - basic	733	815
Incremental shares from stock options and other stock awards	3	4

Weighted-average number of shares - diluted	736	819

The above computations of weighted-average number of shares - diluted exclude stock options and other stock awards to purchase 27 million and 34 million shares of common stock for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively, as their inclusion would be antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

We have assigned certain store and corporate facility leases to third parties as of May 3, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $46 million as of May 3, 2008. The fair value of the guarantees was immaterial as of May 3, 2008.

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements, and various other agreements. Under these contracts we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we had guarantees with a maximum exposure of $42 million as of May 3, 2008, of which $2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, employment, and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. If the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable, we will record a liability for the estimated loss.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, cash flows or financial position taken as a whole.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) expected lease payments related to the discontinued operation of Forth & Towne; (ii) expected share repurchases from members of the Fisher family; (iii) decrease in unrecognized tax benefits; (iv) the utilization or repatriation of undistributed earnings of foreign subsidiaries; (v) the maximum potential amount of future lease payments; (vi) the impact of losses under contractual indemnifications; (vii) the maximum exposure and cash collateralized balance for our reinsurance pool in future periods; (viii) the effect of various proceedings, lawsuits, disputes and claims; (ix) driving earnings growth through inventory discipline which supports improved gross margin; (x) continuing cost management; (xi) improving return on invested capital; (xii) continuing to distribute excess cash; (xiii) interest expense for fiscal 2008; (xiv) effective tax rate for fiscal 2008; (xv) purchases of property and equipment for fiscal 2008; (xvi) number of new store openings and store closings in fiscal 2008; (xvii) net square footage change in fiscal 2008; (xviii) net cash provided by operating activities for fiscal 2008; (xix) free cash flow for fiscal 2008; (xx) adequate cash balances and cash flows to satisfy capital needs; and (xxi) future dividends.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences; the highly competitive nature of the Company’s business in the United States and internationally and its dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that the Company will be unsuccessful in identifying and negotiating new store locations and renewing leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that the Company will be unsuccessful in implementing its strategic, operating, and people initiatives; the risk that adverse changes in the Company’s credit ratings may have a negative impact on its financing costs, structure, and access to capital in future periods; the risk that changes to the Company’s IT systems may disrupt its operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt the Company’s supply chain or operations; the risk that the Company’s efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of its brands; the risk that acts or omissions by the Company’s third party vendors, including a failure to comply with the Company’s code of vendor conduct, could have a negative impact on the Company’s reputation or operations; the risk that the Company does not repurchase some or all of the shares it anticipates purchasing pursuant to its repurchase program; and the risk that the Company will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 10, 2008 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Our Business

We are a global specialty retailer operating retail and online stores selling casual apparel, accessories, and personal care products for men, women, and children under the Gap, Old Navy, Banana Republic, and Piperlime brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, and the Middle East. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

Overview

Significant financial items during the first quarter of fiscal 2008 include:

•

Net sales for the first quarter of fiscal 2008 were $3.4 billion compared with $3.5 billion for the first quarter of fiscal 2007, and comparable store sales decreased 11 percent compared with a decrease of 4 percent last year.

•

Net earnings from continuing operations for the first quarter of fiscal 2008 increased 21 percent to $249 million, or $0.34 per share on a diluted basis, compared with $205 million, or $0.25 per share on a diluted basis for the first quarter of fiscal 2007.

•

Net earnings for the first quarter of fiscal 2008 were $249 million, or $0.34 per share on a diluted basis, compared with $178 million, or $0.22 per share on a diluted basis for the first quarter of fiscal 2007.

•	Gross margin for the first quarter of fiscal 2008 was 39.7 percent compared with 38.2 percent for the first quarter of fiscal 2007.

•	Our online sales for the first quarter of fiscal 2008 increased 21 percent to $236 million, compared with $195 million for the first quarter of fiscal 2007.

•	We generated cash flows from operating activities of $176 million during the first quarter of fiscal 2008. Our capital expenditures in the first quarter of fiscal 2008 were $114 million.

•

During the first quarter of 2008, we generated free cash flow of $62 million, defined as net cash provided by operating activities less purchase of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Financial Condition section in this Management’s Discussion and Analysis.

•

We repurchased approximately 11 million shares of our common stock for a total of $216 million under our share repurchase program in the first quarter of fiscal 2008. We also declared and paid a cash dividend of $0.085 per share in the first quarter of fiscal 2008.

Our financial priorities for fiscal 2008 are as follows: driving earnings growth through inventory discipline which supports improved gross margin, continuing cost management, improving return on invested capital, and continuing to distribute excess cash to shareholders.

RESULTS OF OPERATIONS

Net Sales

Net Sales by Brand, Region and Channel

Net sales primarily consist of retail sales, online sales, and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. Net sales by brand, region, and channel for the thirteen weeks ended May 3, 2008 and May 5, 2007 are as follows:

($ in millions)	Gap	Old Navy	Banana Republic	Other (3)	Total
13 Weeks Ended May 3, 2008
U.S. (1)	$899	$1,141	$504	$—	$2,544
Canada	77	95	34	—	206
Europe	172	—	5	5	182
Asia	168	—	21	11	200
Other Regions	—	—	—	16	16
Direct (Online) (2)	76	117	33	10	236

Total	$1,392	$1,353	$597	$42	$3,384

Global Sales Growth (Decline)	(1%)	(12%)	3%	83%	(5%)

	Gap	Old Navy	Banana Republic	Other (3)	Total
13 Weeks Ended May 5, 2007
U.S. (1)	$947	$1,363	$504	$—	$2,814
Canada	71	90	26	—	187
Europe	180	—	—	—	180
Asia	137	—	18	7	162
Other Regions	—	—	—	11	11
Direct (Online) (2)	68	93	29	5	195

Total	$1,403	$1,546	$577	$23	$3,549

Global Sales Growth	—	3%	9%	283%	3%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only.

(3)	Other includes our wholesale business, franchise business, and Piperlime.com.

Comparable Store Sales

A store is included in comparable store sales (“Comp”) when it has been open at least one fiscal year and the square footage has not changed 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when it has been open for less than one fiscal year or it has changed its square footage by 15 percent or more within the past year. Non-store sales such as online revenues are also considered Non-comp.

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

The differences between net sales for the thirteen weeks ended May 3, 2008 and net sales for the thirteen weeks ended May 5, 2007 are classified as follows:

($ in millions)	Gap (2)(3)	Old Navy (2)	Banana Republic (2)(3)	Other (4)	Total
13 Weeks Ended May 5, 2007	$1,403	$1,546	$577	$23	$3,549
Increase (decrease) in:
Comparable stores	(79)	(247)	(28)	—	(354)
Non-comparable and closed stores	21	17	37	14	89
Direct (Online)	8	24	4	5	41
Foreign exchange (1)	39	13	7	—	59

13 Weeks Ended May 3, 2008	$1,392	$1,353	$597	$42	$3,384

(1)	Foreign exchange is the translation impact if prior year sales were translated at current year exchange rates.

(2)	Includes Canadian stores.

(3)	Includes international stores.

(4)	Includes our wholesale business, franchise business, and Piperlime.com.

Our net sales for the first quarter of fiscal 2008 decreased $165 million, or 5 percent, compared with the prior year comparable period. Our comparable store sales decreased 11 percent for the first quarter of fiscal 2008. The 6 percentage point difference between net sales and comparable store sales includes the impact of new stores, foreign exchange, and a 21 percent increase in online sales in the first quarter of fiscal 2008 from the prior year comparable period. Overall, our store square footage increased 2.1 percent in the first quarter of fiscal 2008 from the prior year comparable period and sales productivity was $79 per average square foot for the first quarter of fiscal 2008 compared with $86 per average square foot for the prior year comparable period. During the first quarter of fiscal 2008, we opened 33 new stores and closed 23 stores.

Comparable store sales percentage by brand for the first quarter of fiscal 2008 over fiscal 2007 was as follows:

•	Gap North America: negative 7 percent in fiscal 2008 versus negative 4 percent in fiscal 2007;

•	Banana Republic North America: negative 4 percent in fiscal 2008 versus negative 2 percent in fiscal 2007;

•	Old Navy North America: negative 18 percent in fiscal 2008 versus negative 5 percent in fiscal 2007; and

•	International: negative 5 percent in fiscal 2008 versus negative 3 percent in fiscal 2007.

Store Count and Square Footage

Store count and square footage for our wholly owned stores were as follows:

	May 3, 2008		May 5, 2007 (1)
	Number of Store Locations	Square Footage (in millions)	Number of Store Locations	Square Footage (in millions)
Gap North America	1,245	12.2	1,294	12.4
Gap Europe	175	1.5	170	1.5
Gap Asia	108	1.0	106	1.0
Old Navy North America	1,065	20.1	1,021	19.4
Banana Republic North America	559	4.8	525	4.5
Banana Republic Asia	24	0.1	18	0.1
Banana Republic Europe	1	—	—	—

Total	3,177	39.7	3,134	38.9

Increase over Prior Year	1.4%	2.1%	2.3%	2.6%

(1)	Excludes 19 Forth & Towne stores that were closed by the end of June 2007.

Outlet stores are reflected in each of the respective brands in the table above. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Bahrain, Indonesia, Kuwait, Malaysia, Philippines, Oman, Qatar, Saudi Arabia, Singapore, South Korea, Turkey, United Arab Emirates, Greece, Romania, Bulgaria, Cyprus, Croatia, and Russia. We had 83 and 13 franchise stores that were open as of May 3, 2008 and May 5, 2007, respectively.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	occupancy, rent, common area maintenance, real estate taxes, utilities, and depreciation for our stores and distribution centers.

The classification of these expenses varies across the retail industry.

			Percentage of Net Sales
($ in millions)	13 Weeks Ended		13 Weeks Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Cost of Goods Sold and Occupancy Expenses	$2,042	$2,194	60.3%	61.8%

Gross Profit/Gross Margin %	$1,342	$1,355	39.7%	38.2%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.5 percentage points in the first quarter of fiscal 2008 compared with the prior year comparable period. Cost of goods sold as a percentage of net sales decreased 3.1 percentage points, or $182 million, in the first quarter of fiscal 2008 compared with the prior year comparable period. The decrease was driven primarily by a higher margin for both regular price and marked down merchandise. As a percentage of sales, occupancy expenses increased 1.6 percentage points in the first quarter of 2008 compared with the prior year comparable period. The increase was driven primarily by costs related to comparable stores.

We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, and depreciation for headquarter facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

			Percentage of Net Sales
($ in millions)	13 Weeks Ended		13 Weeks Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Operating Expenses	$959	$1,051	28.3%	29.6%

Operating expenses decreased $92 million, or 8.8 percent, in the first quarter of fiscal 2008 over the prior year comparable period driven by lower store payroll, fewer remodel related expenses as a result of fewer remodels, and lower marketing expenses.

Operating margin was 11.3 percent and 8.6 percent for the first quarters of fiscal 2008 and 2007, respectively.

Interest Expense

			Percentage of Net Sales
($ in millions)	13 Weeks Ended		13 Weeks Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Interest Expense (Reversal)	$(12)	$10	0.4%	0.3%

For the first quarter of fiscal 2008, we recognized a reversal of $15 million interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the quarter. The remaining decrease in interest expense for the first quarter of fiscal 2008 compared with the prior year comparable period was due to lower debt levels as a result of the maturity of our $326 million, 6.90 percent notes repaid in September 2007. We anticipate that fiscal 2008 interest expense will be approximately $5 million.

Interest Income

			Percentage of Net Sales
($ in millions)	13 Weeks Ended		13 Weeks Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Interest Income	$13	$33	0.4%	0.9%

Interest income is earned on our cash, cash equivalents, and short-term investments. The decrease in interest income for the first quarter of fiscal 2008 over the prior year comparable period is primarily due to a lower average balance of cash, cash equivalents, and short-term investments as well as a lower interest rate environment.

Income Taxes

			Percentage of Net Sales
($ in millions)	13 Weeks Ended		13 Weeks Ended
	May 3, 2008	May 5, 2007	May 3, 2008	May 5, 2007
Income Taxes	$159	$122	4.7%	3.4%

Effective Tax Rate	39.0%	37.3%

The increase in the effective tax rate for the first quarter of fiscal 2008 over the prior year comparable period was primarily driven by the absence of certain favorable adjustments recognized in the first quarter of fiscal 2007, including adjustments pertaining to a change in state tax legislation and the impact of our determination with respect to utilization of a portion of undistributed earnings from Canadian subsidiaries.

We currently expect the fiscal 2008 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

Discontinued Operation

Loss from discontinued operation relates to the Forth & Towne brand, whose stores were closed by the end of June 2007. Loss from the discontinued operation of Forth & Towne, net of income tax benefit was $27 million for the first quarter of fiscal 2007. Loss from the discontinued operation on a pre-tax basis for the first quarter of fiscal 2007 included $29 million related to the impairment of long-lived assets, $4 million of employee severance, and $3 million of administrative and other costs.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our largest source of cash flows is cash collections from our customers. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel related expenses, purchases of property and equipment and payment of taxes. In addition, we continue to return excess cash to our shareholders in the form of dividends and share repurchases.

As of May 3, 2008, cash and cash equivalents were $1.7 billion and current maturities of long-term debt were $188 million. We believe that our current cash balances and cash flows from our operations will be adequate to satisfy our capital needs for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the first quarter of fiscal 2008 decreased $105 million from the prior year comparable period. This decrease was mainly due to the payment of fiscal 2007 bonuses in the first quarter of fiscal 2008.

Inventory management remains an area of focus. We continue to execute against our strategies of managing inventory levels in a manner that supports more selling at regular price and healthy merchandise margins. As a result, inventory per square foot at May 3, 2008 was $37 which represents a 17 percent decrease from the prior year comparable period.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the first quarter of fiscal 2008 was $65 million compared with net cash used for investing activities of $67 million in the first quarter of fiscal 2007. During the first quarters of fiscal 2008 and 2007, capital expenditures totaled $114 million and $122 million, respectively. In the first quarter of fiscal 2008, we had net maturities of short-term investments of $177 million compared with net maturities of short-term investments of $48 million in the prior year comparable period. For fiscal 2008, we expect purchases of property and equipment to be about $500 million and expect to open about 115 new store locations and to close about 115 store locations. These openings and closings include 15 store repositions. We do not expect any net square footage growth in fiscal 2008.

Cash Flows from Financing Activities

During the first quarter of fiscal 2008, we used $186 million more cash for financing activities than the prior year comparable period. During the first quarter of fiscal 2008, we repurchased approximately 11 million shares of common stock for $216 million, of which $196 million was paid for as of May 3, 2008. There were no share repurchases in the first quarter of fiscal 2007.

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

In the first quarter of fiscal 2008, we delivered $62 million in free cash flow, compared with $159 million in the prior year comparable period.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 3, 2008	May 5, 2007
Net cash provided by operating activities	$176	$281
Less: Purchases of property and equipment	(114)	(122)

Free cash flow	$62	$159

The following table sets forth our expected full fiscal 2008 free cash flow of about $900 million:

($ in millions)	Expected 52 Weeks Ending January 31, 2009
Expected net cash provided by operating activities	$1,400
Less: Expected purchases of property and equipment	(500)

Expected fiscal 2008 free cash flow	$900

Dividend Policy

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. We intend to consider an increase in dividends when we deliver growth in net earnings for a fiscal year. In the first quarter of fiscal 2008, we increased our annual dividend from $0.32 per share for fiscal 2007 to $0.34 per share for fiscal 2008 and we intend to maintain that amount for fiscal 2008. We paid a dividend of $0.085 and $0.080 per share in the first quarters of fiscal 2008 and 2007, respectively.

Share Repurchase Program

In February 2008, our Board of Directors authorized $1 billion for share repurchases. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family, related parties of the Company, whose ownership represented approximately 16 percent of the Company’s outstanding shares at the end of fiscal 2007. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from Fisher family members under the agreements. The shares will be purchased each month at the same weighted-average market price that we are paying for share repurchases in the open market. During the first quarter of fiscal 2008, we repurchased approximately 11 million shares for $216 million, of which approximately 2 million shares were repurchased for $34 million from the Fisher family.

Debt

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million due December 2008 (“2008 Notes”) is classified as current maturities of long-term debt in our condensed consolidated balance sheets as of May 3, 2008 and February 2, 2008, and is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of May 3, 2008.

We also have $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum, which was reclassified into current maturities of long-term debt in our condensed consolidated balance sheet as of May 3, 2008. In connection with this debt, we have a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the condensed consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. During the first quarter of fiscal 2008, we reduced our committed letter of credit agreements from two separate $125 million to two separate $100 million, three-year, unsecured committed letter of credit agreements for a total aggregate availability of $200 million and extended the agreements through May 2011. As of May 3, 2008, we had $109 million in trade letters of credit issued under these letters of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012. There were no drawings under this facility as of May 3, 2008. The net availability of the revolving credit facility, reflecting $59 million of outstanding standby letters of credit, was $441 million as of May 3, 2008.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 2, 2008, other than those which occur in the normal course of business.

Other Cash Obligations Not Reflected in Condensed Consolidated Balance Sheets

We have assigned certain store and corporate facility leases to third parties as of May 3, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $46 million as of May 3, 2008. The fair value of the guarantees was immaterial as of May 3, 2008.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $42 million as of May 3, 2008, of which $2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to the policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to the Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during the first quarter of fiscal 2008 were the Euro, British pound, Japanese yen, and Canadian dollar. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of May 3, 2008.

We also use forward contracts to hedge the net assets of an international subsidiary to offset the translation and economic exposures related to our investments in that subsidiary. The change in fair value of the forward contracts is reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investment.

We do not have significant exposure to interest rate fluctuations on our borrowings. We use a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) K.K. due March 2009, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. Debt securities are recorded on the condensed consolidated balance sheets at their issuance amount, net of unamortized discount.

The interest on our $500 million notes due December 2008, of which only $138 million remains outstanding, is subject to change based on our long-term senior unsecured debt ratings. The interest rates earned on our cash and cash equivalents will fluctuate in line with short-term interest rates.

Our market risk profile as of May 3, 2008 has not significantly changed since February 2, 2008. Our market risk profile as of February 2, 2008 is disclosed in our Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us include commercial, intellectual property, customer, employment, and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February  2, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 3, 2008 by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (February 3 – March 1)	—	$—	—	$1,000	million
Month #2 (March 2 – April 5)	1,984,958	$19.35	1,984,958	$962	million
Month #3 (April 6 – May 3)	9,443,035	$18.78	9,443,035	$784	million

Total	11,427,993	$18.88	11,427,993

(1)	On February 27, 2008, our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization has no expiration date.

ITEM 6. EXHIBITS

10.1	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.2*	Amendment dated March 24, 2008 and March 26, 2008 to Agreement dated March 16, 2007 with Lauri Shanahan.

10.3*	Agreement and Release with Lauri Shanahan dated March 20, 2008.

10.4*	Agreement and Release with Dawn Robertson dated March 25, 2008.

10.5*	Summary of Changes to Executive Compensation Arrangements.

10.6*	Summary of Changes to Non-employee Director Compensation effective February 15, 2008.

10.7*	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with Citicorp USA Inc.

10.8*	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	June 10, 2008	By	/s/ Glenn K. Murphy
Glenn K. Murphy Chairman and Chief Executive Officer

Date:	June 10, 2008	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.2*	Amendment dated March 24, 2008 and March 26, 2008 to Agreement dated March 16, 2007 with Lauri Shanahan.

10.3*	Agreement and Release with Lauri Shanahan dated March 20, 2008.

10.4*	Agreement and Release with Dawn Robertson dated March 25, 2008.

10.5*	Summary of Changes to Executive Compensation Arrangements.

10.6*	Summary of Changes to Non-employee Director Compensation effective February 15, 2008.

10.7*	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with Citicorp USA Inc.

10.8*	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.