Form 10-Q
period 2008-08-02
GAP INC
filed 2008-09-09
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 2, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 711,417,598 shares as of September 5, 2008

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	August 2, 2008	February 2, 2008	August 4, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,606	$1,724	$2,209
Short-term investments	74	177	487
Restricted cash	33	38	42
Merchandise inventory	1,700	1,575	1,969
Other current assets	693	572	683

Total current assets	4,106	4,086	5,390
Property and equipment, net of accumulated depreciation of $4,285, $4,053, and $4,098	3,129	3,267	3,234
Other long-term assets	467	485	452

Total assets	$7,702	$7,838	$9,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$188	$138	$326
Accounts payable	1,227	1,006	1,062
Accrued expenses and other current liabilities	1,012	1,259	1,132
Income taxes payable	10	30	5

Total current liabilities	2,437	2,433	2,525

Long-term liabilities:
Long-term debt	—	50	188
Lease incentives and other long-term liabilities	1,041	1,081	1,112

Total long-term liabilities	1,041	1,131	1,300

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value Authorized 2,300 shares; Issued 1,103, 1,100, and 1,096 shares; Outstanding 710, 734, and 807 shares	55	55	55
Additional paid-in capital	2,849	2,783	2,694
Retained earnings	9,578	9,223	8,842
Accumulated other comprehensive earnings	142	125	83
Treasury stock, at cost (393, 366, and 289 shares)	(8,400)	(7,912)	(6,423)

Total stockholders’ equity	4,224	4,274	5,251

Total liabilities and stockholders’ equity	$7,702	$7,838	$9,076

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$3,499	$3,685	$6,883	$7,234
Cost of goods sold and occupancy expenses	2,161	2,421	4,203	4,615

Gross profit	1,338	1,264	2,680	2,619
Operating expenses	965	1,039	1,924	2,090
Interest expense (reversal)	6	10	(6)	20
Interest income	(10)	(36)	(23)	(69)

Earnings from continuing operations before income taxes	377	251	785	578
Income taxes	148	93	307	215

Earnings from continuing operations, net of income taxes	229	158	478	363
Loss from discontinued operation, net of income tax benefit	—	(6)	—	(32)

Net earnings	$229	$152	$478	$331

Weighted-average number of shares - basic	717	814	725	815
Weighted-average number of shares - diluted	719	817	728	818

Basic earnings per share:
Earnings from continuing operations, net of income taxes	$0.32	$0.19	$0.66	$0.45
Loss from discontinued operation, net of income tax benefit	—	—	—	(0.04)

Net earnings per share	$0.32	$0.19	$0.66	$0.41

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$0.32	$0.19	$0.66	$0.44
Loss from discontinued operation, net of income tax benefit	—	—	—	(0.04)

Net earnings per share	$0.32	$0.19	$0.66	$0.40

Cash dividends declared and paid per share	$0.085	$0.080	$0.170	$0.160

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
($ in millions)	August 2, 2008	August 4, 2007
Cash flows from operating activities:
Net earnings	$478	$331
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	281	267
Share-based compensation	30	24
Tax benefit from exercise of stock options and vesting of stock units	2	3
Excess tax benefit from exercise of stock options and vesting of stock units	(3)	(3)
Non-cash and other items	28	43
Deferred income taxes	(2)	(146)
Changes in operating assets and liabilities:
Merchandise inventory	(128)	(157)
Other current assets and other long-term assets	(27)	(14)
Accounts payable	222	252
Accrued expenses and other current liabilities	(241)	(84)
Income taxes payable, net of prepaid and other tax related items	(91)	(72)
Lease incentives and other long-term liabilities	13	225

Net cash provided by operating activities	562	669

Cash flows from investing activities:
Purchases of property and equipment	(208)	(322)
Purchases of short-term investments	(75)	(719)
Maturities of short-term investments	177	802
Change in restricted cash	5	2
Change in other long-term assets	—	(2)

Net cash used for investing activities	(101)	(239)

Cash flows from financing activities:
Proceeds from share-based compensation, net	44	54
Repurchase of common stock	(500)	(200)
Excess tax benefit from exercise of stock options and vesting of stock units	3	3
Cash dividends paid	(123)	(130)

Net cash used for financing activities	(576)	(273)

Effect of exchange rate fluctuations on cash	(3)	22

Net increase (decrease) in cash and cash equivalents	(118)	179
Cash and cash equivalents at beginning of period	1,724	2,030

Cash and cash equivalents at end of period	$1,606	$2,209

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$9	$20
Cash paid for income taxes during the period	$402	$266

(a)	Depreciation and amortization is net of the amortization of lease incentives of $42 million and $45 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of August 2, 2008 and August 4, 2007, the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007, and the condensed consolidated statements of cash flows for the twenty-six weeks ended August 2, 2008 and August 4, 2007 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statements of earnings, and cash flows at August 2, 2008 and August 4, 2007, and for all periods presented. The condensed consolidated balance sheet as of February 2, 2008 has been derived from our audited financial statements.

As of February 2, 2008, we began classifying unredeemed gift card liability and credit card reward certificate liability as accrued expenses and other current liabilities in our condensed consolidated balance sheets. Accordingly, unredeemed gift card liability of $244 million and credit card reward certificate liability of $25 million as of August 4, 2007, which were previously classified as accounts payable on the condensed consolidated balance sheets, were reclassified to conform to the current period presentation.

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

The results of operations for the thirteen and twenty-six weeks ended August 2, 2008 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 31, 2009.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. We adopted the provisions of SFAS 157 effective February 3, 2008, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Measurement No. 157.” The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 4 of Notes to the Condensed Consolidated Financial Statements. The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which we have not yet applied the provisions of SFAS 157, are as follows: asset retirement obligations, sublease loss reserves, and impaired long-lived assets. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures for the remaining assets and liabilities, effective February 1, 2009.

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

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	$—	$6	$—	$16

Loss from discontinued operation, before income tax benefit	$—	$(9)	$—	$(54)
Add: Income tax benefit	—	3	—	22

Loss from discontinued operation, net of income tax benefit	$—	$(6)	$—	$(32)

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

Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of August 2, 2008, we expect our lease payments, net of sublease income, to be immaterial.

4.	FINANCIAL INSTRUMENTS

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157:

		Fair Value Measurements at Reporting Date Using
($ in millions)	As of August 2, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance Sheet Classification
Assets
Derivative financial instruments	$14	$—	$14	$—	Other current assets and Other long-term assets
Deferred compensation plan assets	23	23	—	—	Other long-term assets

Total	$37	$23	$14	$—

Liabilities
Derivative financial instruments	$24	$—	$24	$—	Accrued expenses and other current liabilities
Deferred compensation plan liabilities	24	24	—	—	Lease incentives and other long-term liabilities

Total	$48	$24	$24	$—

Derivative financial instruments include foreign exchange forward contracts primarily for the purchase of U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars and cross-currency interest rate swaps. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates.

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

In addition, we have highly liquid investments classified as cash equivalents and short-term investments as of August 2, 2008. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Primarily all securities held are U.S. government and agency securities, domestic commercial paper, and bank securities and are stated at amortized cost in the accompanying condensed consolidated balance sheets.

5.	DEBT

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million, due December 2008 (“2008 Notes”), is classified as current maturities of long-term debt in our condensed consolidated balance sheets as of August 2, 2008 and February 2, 2008, and is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of August 2, 2008.

We also have $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum, which was classified as current maturities of long-term debt in our condensed consolidated balance sheet as of August 2, 2008. In connection with this debt, we have a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

6.	COMMON STOCK

Share repurchases for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 were as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Number of shares repurchased	16	11	28	11
Total cost	$284	$200	$500	$200
Average per share cost including commissions	$17.45	$18.65	$18.04	$18.65

In February 2008, we announced that our Board of Directors had authorized $1 billion for share repurchases. In connection with this authorization, we also entered into purchase agreements with individual members of the Fisher family, related parties of the Company. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from Fisher family members under these purchase agreements. The shares will be purchased at the same weighted average market price that we are paying for share repurchases in the open market. During the thirteen and twenty-six weeks ended August 2, 2008, approximately 3 million and 4 million shares, respectively, were repurchased for $45 million and $79 million, respectively, from the Fisher family.

All of the share repurchases were paid for as of August 2, 2008.

7.	SHARE-BASED COMPENSATION

In accordance with the provisions of SFAS 123(R), “Share-Based Payment,” we recorded share-based compensation expense as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Stock options	$4	$4	$7	$7
Stock units	12	8	21	15
Employee stock purchase plan	1	1	2	2

Share-based compensation expense	17	13	30	24
Less: Income tax benefit	(7)	(5)	(12)	(9)

Share-based compensation recognized in net earnings, net of taxes	$10	$8	$18	$15

8.	COMPREHENSIVE EARNINGS

Comprehensive earnings are comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. The components of other comprehensive earnings consist of foreign currency translation gains and losses, net of taxes, and changes in the fair value of derivative financial instruments, net of taxes.

Comprehensive earnings, net of taxes, are comprised of:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net earnings	$229	$152	$478	$331
Foreign currency translation, net of taxes of $-, $3, $-, and $3	7	14	2	38
Change in fair value of derivative financial instruments, net of taxes of $3, $7, $8, and $16	(5)	(12)	(6)	(19)
Reclassification adjustment for realized gains on derivative financial instruments, net of taxes of $4, $1, $9, and $4	(6)	(1)	(13)	(12)

Comprehensive earnings	$225	$153	$461	$338

9.	INCOME TAXES

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

During the twenty-six weeks ended August 2, 2008, the total gross unrecognized tax benefits did not change materially.

Except where required by U.S. tax law, we do not provide for U.S. income taxes with respect to the undistributed earnings of our foreign subsidiaries if we intend to utilize those earnings in the foreign operations for an indefinite period of time. In May 2008, we assessed the anticipated cash needs and overall financial position of our Canadian and Japanese subsidiaries. As a result, we have determined that we no longer intend to utilize $157 million of the undistributed earnings of our Canadian and Japanese subsidiaries in foreign operations indefinitely and this amount was repatriated in the second quarter of fiscal 2008. Accordingly, we have established a deferred tax liability for U.S. income taxes with respect to the repatriated earnings as of August 2, 2008 and have recorded related tax expense of $3 million.

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

The following table summarizes the incremental shares from the potentially dilutive securities:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Weighted-average number of shares - basic	717	814	725	815
Incremental shares from stock options and other stock awards	2	3	3	3

Weighted-average number of shares - diluted	719	817	728	818

The above computations of weighted-average number of shares - diluted exclude stock options and other stock awards to purchase 32 million and 31 million shares of common stock for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively, and 29 million and 33 million shares of common stock for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively, as their inclusion would be antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

We have assigned certain store and corporate facility leases to third parties as of August 2, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $43 million as of August 2, 2008. The fair value of the guarantees was immaterial as of August 2, 2008.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we had guarantees with a maximum exposure of $42 million as of August 2, 2008, of which $2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. If the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable, we will record a liability for the estimated loss.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) expected lease payments related to the discontinued operation of Forth & Towne; (ii) expected share repurchases from members of the Fisher family; (iii) the decrease in unrecognized tax benefits; (iv) the utilization or repatriation of undistributed earnings of foreign subsidiaries; (v) the maximum potential amount of future lease payments under assigned leases; (vi) the impact of losses under contractual indemnifications; (vii) the maximum exposure and cash collateralized balance for our reinsurance pool in future periods; (viii) the effect of various proceedings, lawsuits, disputes and claims; (ix) delivering earnings growth through inventory management to support improved gross margin and through cost management; (x) improving return on invested capital; (xi) distributing excess cash to shareholders; (xii) interest expense for fiscal 2008; (xiii) effective tax rate for fiscal 2008; (xiv) purchases of property and equipment for fiscal 2008; (xv) number of new store openings and store closings in fiscal 2008; (xvi) net square footage change in fiscal 2008; (xvii) net cash provided by operating activities for fiscal 2008; (xviii) free cash flow for fiscal 2008; (xix) adequate cash balances and cash flows to satisfy capital needs; and (xx) consideration of future dividends.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 9, 2008 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with the Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Our Business

We are a leading global specialty retailer operating retail and online stores selling clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Banana Republic, Old Navy, and Piperlime brand names. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, and the Middle East. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, and www.piperlime.com.

Overview

Financial highlights during the second quarter and the first half of fiscal 2008 include:

•

Net sales for the second quarter of fiscal 2008 were $3.5 billion compared with $3.7 billion for the second quarter of fiscal 2007, and comparable store sales decreased 10 percent compared with a decrease of 5 percent in the second quarter of fiscal 2007.

•

Net earnings for the second quarter of fiscal 2008 were $229 million, or $0.32 per share on a diluted basis, compared with $152 million, or $0.19 per share on a diluted basis for the second quarter of fiscal 2007.

•	Gross margin for the second quarter of fiscal 2008 was 38.2 percent compared with 34.3 percent for the second quarter of fiscal 2007.

•	Our online sales for the second quarter of fiscal 2008 increased 11 percent to $191 million, compared with $172 million for the second quarter of fiscal 2007.

•	We generated cash flows from operating activities of $562 million during the first half of fiscal 2008. Our capital expenditures for the first half of fiscal 2008 were $208 million.

•

For the first half of 2008, we generated free cash flow of $354 million, defined as net cash provided by operating activities less purchase of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Financial Condition section in this Management’s Discussion and Analysis.

•

We repurchased approximately 16 million shares of our common stock for a total of $284 million under our share repurchase program in the second quarter of fiscal 2008. We also declared and paid a cash dividend of $0.085 per share in the second quarter of fiscal 2008.

Our business and financial priorities for fiscal 2008 continue to be as follows:

•	Consistently deliver product that aligns with our target customers.

•	Maintain a focus on cost management and operational improvements that allow us to work more simply and efficiently.

•	Improve the customer experience through excellence and investments in the fleet.

•	Drive bottom line earnings growth through inventory management to support improved gross margin.

•	Improve return on invested capital.

•	Distribute excess cash to shareholders in the form of dividends and share repurchases.

RESULTS OF OPERATIONS

Net Sales

Net Sales by Brand, Region, and Channel

Net sales primarily consist of retail sales, online sales, and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. Net sales by brand, region, and channel for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 are as follows:

($ in millions) 13 Weeks Ended August 2, 2008	Gap		Old Navy		Banana Republic	Other (3)	Total
U.S. (1)	$919		$1,195		$562	$—	$2,676
Canada	80		103		37	—	220
Europe	185		—		6	7	198
Asia	160		—		25	12	197
Other Regions	—		—		—	17	17
Direct (Online) (2)	59		92		30	10	191

Total	$1,403		$1,390		$660	$46	$3,499

Global Sales Growth (Decline)	(1%	)	(13%	)	2%	84%	(5%	)

13 Weeks Ended August 4, 2007	Gap		Old Navy		Banana Republic	Other (3)	Total
U.S. (1)	$944		$1,410		$563	$—	$2,917
Canada	80		110		33	—	223
Europe	204		—		—	—	204
Asia	128		—		23	8	159
Other Regions	—		—		—	10	10
Direct (Online) (2)	55		83		27	7	172

Total	$1,411		$1,603		$646	$25	$3,685

Global Sales Growth (Decline)	(4%	)	(3%	)	10%	525%	(1%	)

26 Weeks Ended August 2, 2008	Gap		Old Navy		Banana Republic	Other (3)	Total
U.S. (1)	$1,818		$2,336		$1,066	$—	$5,220
Canada	157		198		71	—	426
Europe	357		—		11	12	380
Asia	328		—		46	23	397
Other Regions	—		—		—	33	33
Direct (Online) (2)	135		209		63	20	427

Total	$2,795		$2,743		$1,257	$88	$6,883

Global Sales Growth (Decline)	(1%	)	(13%	)	3%	87%	(5%	)

26 Weeks Ended August 4, 2007	Gap		Old Navy		Banana Republic	Other (3)	Total
U.S. (1)	$1,891		$2,773		$1,068	$—	$5,732
Canada	151		200		59	—	410
Europe	383		—		—	—	383
Asia	266		—		41	15	322
Other Regions	—		—		—	20	20
Direct (Online) (2)	123		177		55	12	367

Total	$2,814		$3,150		$1,223	$47	$7,234

Global Sales Growth (Decline)	(2%	)	— %		10%	370%	1%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only.

(3)	Other includes our wholesale business, franchise business, and Piperlime.com.

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

The differences between net sales for the thirteen and twenty-six weeks ended August 2, 2008 and net sales for the thirteen and twenty-six weeks ended August 4, 2007 are classified as follows:

($ in millions)	Gap (2)(3)	Old Navy (2)	Banana Republic (2)(3)	Other (4)	Total
13 Weeks Ended August 4, 2007	$1,411	$1,603	$646	$25	$3,685
Increase (decrease) in:
Comparable stores	(73)	(233)	(37)	—	(343)
Non-comparable and closed stores	32	4	43	18	97
Direct (Online)	4	9	3	3	19
Foreign exchange (1)	29	7	5	—	41

13 Weeks Ended August 2, 2008	$1,403	$1,390	$660	$46	$3,499

	Gap (2)(3)	Old Navy (2)	Banana Republic (2)(3)	Other (4)	Total
26 Weeks Ended August 4, 2007	$2,814	$3,150	$1,223	$47	$7,234
Increase (decrease) in:
Comparable stores	(152)	(480)	(65)	—	(697)
Non-comparable and closed stores	53	21	79	33	186
Direct (Online)	12	32	8	8	60
Foreign exchange (1)	68	20	12	—	100

26 Weeks Ended August 2, 2008	$2,795	$2,743	$1,257	$88	$6,883

(1)	Foreign exchange is the translation impact if prior year sales were translated at current year exchange rates.

(2)	Includes Canadian stores.

(3)	Includes international stores.

(4)	Includes our wholesale business, franchise business, and Piperlime.com.

Our net sales for the second quarter of fiscal 2008 decreased $186 million, or 5 percent, compared with the prior year comparable period. Our comparable store sales decreased 10 percent for the second quarter of fiscal 2008. The 5 percentage point difference between net sales and comparable store sales includes the impact of new stores, foreign exchange, and an 11 percent increase in online sales in the second quarter of fiscal 2008 from the prior year comparable period. Overall, our store square footage increased 1 percent in the second quarter of fiscal 2008 from the prior year comparable period and sales productivity was $82 per average square foot for the second quarter of fiscal 2008 compared with $89 per average square foot for the prior year comparable period. During the second quarter of fiscal 2008, we opened 22 new stores and closed 29 stores.

Comparable store sales percentage by brand for the second quarter of fiscal 2008 over fiscal 2007 was as follows:

•	Gap North America: negative 6 percent in fiscal 2008 versus negative 6 percent in fiscal 2007;

•	Banana Republic North America: negative 6 percent in fiscal 2008 versus positive 4 percent in fiscal 2007;

•	Old Navy North America: negative 16 percent in fiscal 2008 versus negative 9 percent in fiscal 2007; and

•	International: negative 6 percent in fiscal 2008 versus positive 3 percent in fiscal 2007.

Net sales for the first half of fiscal 2008 decreased $351 million, or 5 percent, from the prior year comparable period. Our comparable store sales decreased 11 percent for the first half of fiscal 2008. The 6 percentage point difference between net sales and comparable store sales was primarily due to the impact of new stores, foreign exchange, and a 16 percent increase in online sales in the first half of fiscal 2008 from the prior year comparable period. Overall, our store square footage remained flat from the end of fiscal 2007 and sales productivity was $161 per average square foot for the first half of fiscal 2008 compared with $175 per average square foot for the prior year comparable period. During the first half of fiscal 2008, we opened 55 new stores and closed 52 stores.

Comparable store sales percentage by brand for the first half of fiscal 2008 over fiscal 2007 was as follows:

•	Gap North America: negative 6 percent in fiscal 2008 versus negative 5 percent in fiscal 2007;

•	Banana Republic North America: negative 5 percent in fiscal 2008 versus positive 1 percent in fiscal 2007;

•	Old Navy North America: negative 17 percent in fiscal 2008 versus negative 7 percent in fiscal 2007; and

•	International: negative 5 percent in fiscal 2008 versus positive 1 percent in fiscal 2007.

Store Count and Square Footage

Store count and square footage for our wholly owned stores were as follows:

	August 2, 2008		August 4, 2007
	Number of Store Locations	Square Footage (in millions)	Number of Store Locations	Square Footage (in millions)
Gap North America	1,230	12.1	1,281	12.4
Gap Europe	169	1.5	170	1.5
Gap Asia	111	1.0	107	1.0
Old Navy North America	1,066	20.1	1,034	19.6
Banana Republic North America	568	4.8	532	4.5
Banana Republic Asia	25	0.1	19	0.1
Banana Republic Europe	1	—	—	—

Total	3,170	39.6	3,143	39.1

Increase over Prior Year	1%	1%	2%	3%

Outlet stores are reflected in each of the respective brands in the table above. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Bahrain, Indonesia, Kuwait, Malaysia, Philippines, Oman, Qatar, Saudi Arabia, Singapore, South Korea, Turkey, United Arab Emirates, Greece, Romania, Bulgaria, Cyprus, Croatia, Russia, Egypt, and Jordan. We had 99 and 27 franchise stores that were open as of August 2, 2008 and August 4, 2007, respectively.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	occupancy, rent, common area maintenance, real estate taxes, utilities, and depreciation for our stores and distribution centers.

The classification of these expenses varies across the retail industry.

					Percentage of Net Sales
($ in millions)	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Cost of Goods Sold and Occupancy Expenses	$2,161	$2,421	$4,203	$4,615	61.8%	65.7%	61.1%	63.8%
Gross Profit	$1,338	$1,264	$2,680	$2,619	38.2%	34.3%	38.9%	36.2%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 3.9 percentage points in the second quarter of fiscal 2008 and decreased 2.7 percentage points during the first half of fiscal 2008 compared with the prior year comparable periods. Cost of goods sold as a percentage of net sales decreased 5.6 percentage points, or $290 million, in the second quarter of fiscal 2008 and decreased 4.4 percentage points, or $472 million, during the first half of fiscal 2008 compared with the prior year comparable periods. The decrease was driven primarily by a higher margin for both regular price and marked down merchandise. As a percentage of sales, occupancy expenses increased 1.7 percentage points, or $30 million, in the second quarter of fiscal 2008 and increased 1.7 percentage points, or $60 million, during the first half of fiscal 2008 compared with the prior year comparable periods. The increase as a percentage of sales was driven primarily by lower sales related to comparable stores.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, and depreciation for headquarter facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

					Percentage of Net Sales
($ in millions)	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Operating Expenses	$965	$1,039	$1,924	$2,090	27.6%	28.2%	28.0%	28.9%

Operating expenses decreased $74 million, or 7.1 percent, in the second quarter of fiscal 2008 over the prior year comparable period driven primarily by lower store payroll, less remodel related expenses, and lower repair and maintenance expenses.

Operating expenses decreased $166 million, or 7.9 percent, during the first half of fiscal 2008 over the prior year comparable period driven primarily by lower store payroll, less remodel related expenses, lower repair and maintenance expenses, and lower marketing expenses.

Operating margin was 10.7 percent and 6.1 percent for the second quarters of fiscal 2008 and 2007, respectively, and 11.0 percent and 7.3 percent for the first halves of fiscal 2008 and 2007, respectively.

Interest Expense (Reversal)

					Percentage of Net Sales
($ in millions)	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Interest Expense (Reversal)	$6	$10	$(6)	$20	0.2%	0.3%	0.1%	0.3%

Interest expense (reversal) for the first half of fiscal 2008 includes a reversal of $15 million interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the first quarter of fiscal 2008, offset by interest expense on overall borrowings and obligations. The remaining decrease in interest expense for the second quarter of fiscal 2008 and first half of fiscal 2008 compared with the prior year comparable periods was due to lower debt levels as a result of the maturity of our $326 million, 6.90 percent notes repaid in September 2007. We anticipate that fiscal 2008 interest expense will be approximately $5 million.

Interest Income

					Percentage of Net Sales
($ in millions)	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Interest Income	$10	$36	$23	$69	0.3%	1.0%	0.3%	1.0%

Interest income is earned on our cash, cash equivalents, and short-term investments. The decrease in interest income for the second quarter and first half of fiscal 2008 over the prior year comparable periods is primarily due to a lower average balance of cash, cash equivalents, and short-term investments as well as a lower interest rate environment.

Income Taxes

					Percentage of Net Sales
($ in millions)	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Income Taxes	$148	$93	$307	$215	4.2%	2.5%	4.5%	3.0%
Effective Tax Rate	39.3%	37.1%	39.1%	37.2%

The increase in the effective tax rate for the second quarter and first half of fiscal 2008 over the prior year comparable periods was primarily driven by the absence of certain favorable adjustments recognized in the first half of fiscal 2007, including adjustments pertaining to a change in state tax legislation and the impact of our determination with respect to utilization of a portion of undistributed earnings from Canadian subsidiaries.

We currently expect the fiscal 2008 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

Discontinued Operation

Loss from discontinued operation relates to the Forth & Towne brand, whose stores were closed by the end of June 2007. Loss from the discontinued operation of Forth & Towne, net of income tax benefit, was $6 million and $32 million for the second quarter of fiscal 2007 and first half of fiscal 2007, respectively. Loss from the discontinued operation on a pre-tax basis for the second quarter of fiscal 2007 included $5 million of net sublease losses and $2 million of other lease-related charges. Loss from the discontinued operation on a pre-tax basis for the first half of fiscal 2007 included $29 million related to the impairment of long-lived assets, $5 million of net sublease losses, $4 million of employee severance, $3 million of administrative and other costs, and $2 million of other-lease related charges.

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

As of August 2, 2008, cash and cash equivalents were $1.6 billion and current maturities of long-term debt were $188 million. We believe that our current cash balances and cash flows from our operations will be adequate to satisfy our capital needs for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the first half of fiscal 2008 decreased $107 million from the prior year comparable period. This decrease was mainly due to the payment of fiscal 2007 bonuses in the first quarter of fiscal 2008.

Inventory management remains an area of focus. We continue to execute against our strategies of managing inventory levels in a manner that supports delivering healthy merchandise margins. As a result, inventory per square foot at August 2, 2008 was $39 which represents a 17 percent decrease from the prior year comparable period.

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

Cash Flows from Investing Activities

During the first half of fiscal 2008, we used $138 million less cash for investing activities than the prior comparable period. During the first half of fiscal 2008 and 2007, capital expenditures totaled $208 million and $322 million, respectively. In the first half of fiscal 2008, we had net maturities of short-term investments of $102 million compared with net maturities of short-term investments of $83 million in the prior year comparable period. For fiscal 2008, we expect purchases of property and equipment to be about $450 million and expect to open about 100 new store locations and to close about 115 store locations. These openings and closings include about 15 store repositions. We do not expect any net square footage growth in fiscal 2008.

Cash Flows from Financing Activities

During the first half of fiscal 2008, we used $303 million more cash for financing activities than the prior year comparable period. During the first half of fiscal 2008, we repurchased approximately 28 million shares of common stock for $500 million, compared with repurchases of approximately 11 million shares for $200 million for the first half of fiscal 2007.

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

In the first half of fiscal 2008, we delivered $354 million in free cash flow, compared with $347 million in the prior year comparable period.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 2, 2008	August 4, 2007
Net cash provided by operating activities	$562	$669
Less: Purchases of property and equipment	(208)	(322)

Free cash flow	$354	$347

The following table sets forth our expected full year fiscal 2008 free cash flow of about $1.0 billion:

($ in millions)	Expected 52 Weeks Ending January 31, 2009
Expected net cash provided by operating activities	$1,450
Less: Expected purchases of property and equipment	(450)

Expected fiscal 2008 free cash flow	$1,000

Debt

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million due December 2008 (“2008 Notes”) was classified as current maturities of long-term debt in our condensed consolidated balance sheets as of August 2, 2008 and February 2, 2008, and is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of August 2, 2008.

We also have $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum, which was classified as current maturities of long-term debt in our condensed consolidated balance sheet as of August 2, 2008. In connection with this debt, we have a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the condensed consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of August 2, 2008, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements for a total aggregate availability of $200 million with an expiration date of May 2011. As of August 2, 2008, we had $109 million in trade letters of credit issued under these letters of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012. There were no drawings under this facility as of August 2, 2008. The net availability of the revolving credit facility, reflecting $62 million of outstanding standby letters of credit, was $438 million as of August 2, 2008.

Dividend Policy

In determining whether and at what level to declare a dividend, we considered a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. We will consider an increase in dividends when we deliver growth in net earnings for a fiscal year. In the first quarter of fiscal 2008, we increased our annual dividend from $0.32 per share for fiscal 2007 to $0.34 per share for fiscal 2008. In fiscal 2008 and 2007, we paid a dividend of $0.085 and $0.080, respectively, in both the first and the second quarters.

Share Repurchase Program

In February 2008, our Board of Directors authorized $1 billion for share repurchases. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family, related parties of the Company. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from Fisher family members under these purchase agreements. The shares will be purchased at the same weighted-average market price that we are paying for share repurchases in the open market. During the first half of fiscal 2008, we repurchased approximately 28 million shares for $500 million, of which approximately 4 million shares were repurchased for $79 million from the Fisher family.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 2, 2008, other than those which occur in the normal course of business.

We have assigned certain store and corporate facility leases to third parties as of August 2, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $43 million as of August 2, 2008. The fair value of the guarantees was immaterial as of August 2, 2008.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $42 million as of August 2, 2008, of which $2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Notes to the Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during the first half of fiscal 2008 were the U.S. Dollars, Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of the balance sheet date.

We also use forward contracts to hedge the net assets of international subsidiaries to offset the translation and economic exposures related to our investments in those subsidiaries. The change in fair value of the forward contracts is reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investments.

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

The interest on our $500 million notes due December 2008, of which $138 million remains outstanding, is subject to change based on our long-term senior unsecured debt ratings. In addition, we have fixed and variable investments classified as cash, cash equivalents, and short-term investments. The interest rates earned on our cash, cash equivalents, and short-term investments will fluctuate in line with short-term interest rates.

Our market risk profile as of August 2, 2008 has not significantly changed since February 2, 2008. Our market risk profile as of February 2, 2008 is disclosed in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 2, 2008 by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 4 - May 31)	1,856,380	$18.44	1,856,380	$750 million
Month #2 (June 1 - July 5)	14,432,297	$17.32	14,432,297	$500 million
Month #3 (July 6 - August 2)	—	$—	—	$500 million

Total	16,288,677	$17.45	16,288,677

(1)	On February 27, 2008, our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization has no expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	On June 2, 2008, our Annual Meeting of the Stockholders was held in San Francisco, California. There were 734,240,552 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting. A total of 619,814,384 votes were represented at the Annual Meeting.

b)	The following directors were elected:

	Vote For	Vote Withheld
Howard Behar	582,654,512	37,159,872
Adrian D.P. Bellamy	578,524,285	41,290,099
Domenico De Sole	602,821,919	16,992,465
Donald G. Fisher	598,392,123	21,422,261
Doris F. Fisher	598,221,155	21,593,229
Robert J. Fisher	598,559,956	21,254,428
Penelope L. Hughes	602,780,046	17,034,338
Bob L. Martin	582,641,929	37,172,455
Jorge P. Montoya	582,606,175	37,208,209
Glenn K. Murphy	601,331,737	18,482,647
James M. Schneider	602,836,908	16,977,476
Mayo A. Shattuck III	602,244,982	17,569,402
Kneeland C. Youngblood	602,792,617	17,021,767

There were no abstentions and no broker non-votes.

c)	The selection of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009, was ratified with 611,231,743 votes in favor and 4,707,177 votes against.

There were 3,875,464 abstentions and no broker non-votes.

d)	Amendment to our Employee Stock Purchase Plan to increase the number of shares of our common stock available for issuance thereunder from 24,500,000 to 32,500,000 was approved with 572,635,416 votes in favor and 5,975,387 votes against.

There were 4,148,486 abstentions and 37,055,095 broker non-votes.

ITEM 6. EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: September 9, 2008	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: September 9, 2008	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.