Form 10-Q
period 2008-11-01
GAP INC
filed 2008-12-09
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 1, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Common Stock, $0.05 par value, 706,483,075 shares as of December 5, 2008

THE GAP, INC.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	November 1, 2008	February 2, 2008	November 3, 2007

ASSETS
Current assets:
Cash and cash equivalents	$1,480	$1,724	$1,491
Short-term investments	75	177	165
Restricted cash	38	38	43
Merchandise inventory	2,224	1,575	2,480
Other current assets	740	572	682

Total current assets	4,557	4,086	4,861
Property and equipment, net of accumulated depreciation of $4,288, $4,053, and $4,196	3,016	3,267	3,302
Other long-term assets	613	485	421

Total assets	$8,186	$7,838	$8,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$188	$138	$—
Accounts payable	1,578	1,006	1,402
Accrued expenses and other current liabilities	1,052	1,259	1,287
Income taxes payable	25	30	25

Total current liabilities	2,843	2,433	2,714

Long-term liabilities:
Long-term debt	—	50	188
Lease incentives and other long-term liabilities	1,018	1,081	1,072

Total long-term liabilities	1,018	1,131	1,260

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,105, 1,100, and 1,098 shares; Outstanding 706, 734, and 761 shares	55	55	55
Additional paid-in capital	2,884	2,783	2,735
Retained earnings	9,765	9,223	9,018
Accumulated other comprehensive earnings	116	125	106
Treasury stock, at cost (399, 366, and 337 shares)	(8,495)	(7,912)	(7,304)

Total stockholders’ equity	4,325	4,274	4,610

Total liabilities and stockholders’ equity	$8,186	$7,838	$8,584

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$3,561	$3,854	$10,444	$11,088
Cost of goods sold and occupancy expenses	2,183	2,407	6,386	7,022

Gross profit	1,378	1,447	4,058	4,066
Operating expenses	984	1,079	2,908	3,169
Interest expense (reversal)	5	1	(1)	21
Interest income	(9)	(28)	(32)	(97)

Earnings from continuing operations before income taxes	398	395	1,183	973
Income taxes	152	156	459	371

Earnings from continuing operations, net of income taxes	246	239	724	602

Loss from discontinued operation, net of income tax benefit	—	(1)	—	(34)

Net earnings	$246	$238	$724	$568

Weighted-average number of shares - basic	709	788	720	806
Weighted-average number of shares - diluted	712	791	723	809

Basic earnings per share:
Earnings from continuing operations, net of income taxes	$0.35	$0.30	$1.01	$0.75
Loss from discontinued operation, net of income tax benefit	—	—	—	(0.05)

Net earnings per share	$0.35	$0.30	$1.01	$0.70

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$0.35	$0.30	$1.00	$0.74
Loss from discontinued operation, net of income tax benefit	—	—	—	(0.04)

Net earnings per share	$0.35	$0.30	$1.00	$0.70

Cash dividends declared and paid per share	$0.085	$0.080	$0.255	$0.240

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007
Cash flows from operating activities:
Net earnings	$724	$568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	422	407
Share-based compensation	42	38
Tax benefit from exercise of stock options and vesting of stock units	5	5
Excess tax benefit from exercise of stock options and vesting of stock units	(6)	(4)
Non-cash and other items	44	37
Deferred income taxes	22	(149)
Changes in operating assets and liabilities:
Merchandise inventory	(667)	(645)
Other current assets and other long-term assets	(55)	(29)
Accounts payable	594	581
Accrued expenses and other current liabilities	(238)	(13)
Income taxes payable, net of prepaid and other tax related items	(81)	23
Lease incentives and other long-term liabilities	28	184

Net cash provided by operating activities	834	1,003

Cash flows from investing activities:
Purchases of property and equipment	(315)	(519)
Proceeds from sale of property and equipment	—	11
Purchases of short-term investments	(75)	(719)
Maturities of short-term investments	177	1,124
Acquisition of business, net of cash acquired	(141)	—
Change in restricted cash	1	1
Change in other long-term assets	—	(3)

Net cash used for investing activities	(353)	(105)

Cash flows from financing activities:
Payments of long-term debt	—	(326)
Proceeds from share-based compensation, net	69	86
Repurchase of common stock	(593)	(1,050)
Excess tax benefit from exercise of stock options and vesting of stock units	6	4
Cash dividends paid	(183)	(192)

Net cash used for financing activities	(701)	(1,478)

Effect of exchange rate fluctuations on cash	(24)	41

Net decrease in cash and cash equivalents	(244)	(539)
Cash and cash equivalents at beginning of period	1,724	2,030

Cash and cash equivalents at end of period	$1,480	$1,491

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$10	$32
Cash paid for income taxes during the period	$557	$373

(a)	Depreciation and amortization is net of the amortization of lease incentives of $64 million and $66 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

See Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The condensed consolidated balance sheets as of November 1, 2008 and November 3, 2007, the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007, and the condensed consolidated statements of cash flows for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statements of earnings, and cash flows at November 1, 2008 and November 3, 2007, and for all periods presented. The condensed consolidated balance sheet as of February 2, 2008 has been derived from our audited financial statements.

As of February 2, 2008, we began classifying unredeemed gift card liability and credit card reward certificate liability as accrued expenses and other current liabilities in our condensed consolidated balance sheets. Accordingly, unredeemed gift card liability of $252 million and credit card reward certificate liability of $26 million as of November 3, 2007, which were previously classified as accounts payable on the condensed consolidated balance sheets, were reclassified to conform to the current period presentation.

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

The results of operations for the thirteen and thirty-nine weeks ended November 1, 2008 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 31, 2009.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. We adopted the provisions of SFAS 157 effective February 3, 2008, except for certain nonfinancial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which we have not yet applied the provisions of SFAS 157, are as follows: asset retirement obligations, sublease loss reserves, and impaired long-lived assets. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures for the remaining assets and liabilities, effective February 1, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt the disclosure provisions of SFAS 161 in the first quarter of fiscal 2009.

3.	ACQUISITION

On September 28, 2008, we acquired all of the outstanding capital stock of Athleta, Inc. (“Athleta”), a women’s sports and active apparel company based in Petaluma, California, for an aggregate purchase price of $147 million in cash, including transaction costs. The acquisition will allow us to enhance our presence in the growing women’s active apparel sector in the United States. The results of operations for Athleta are included in the condensed consolidated statements of earnings beginning September 29, 2008. The impact of the acquisition on the Company’s results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

The purchase price was allocated as follows as of September 28, 2008:

($ in millions)
Goodwill	$99
Trade name	54
Intangible assets subject to amortization	15
Net liabilities assumed	(21)

Total purchase price	$147

The purchase price allocation as of September 28, 2008 is preliminary and further changes, if any, to the purchase price allocation above will be recorded as we receive further information.

None of the goodwill is deductible for tax purposes. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized on an accelerated basis over a weighted-average amortization period of four years and are as follows:

($ in millions)	As of November 1, 2008
Gross carrying amount	$15
Less: Accumulated amortization	—

Intangible assets subject to amortization, net of accumulated amortization	$15

Amortization expense associated with intangible assets subject to amortization is classified as operating expenses in our statements of earnings. For both the thirteen and thirty-nine weeks ended November 1, 2008, amortization expense for intangible assets subject to amortization was less than $1 million. For the thirteen weeks ending January 31, 2009, we expect amortization expense to be approximately $2 million.

As of November 1, 2008, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is estimated as follows:

($ in millions) Fiscal Year
2009	$6
2010	$4
2011	$2
2012	$1
2013	$—

4.	DISCONTINUED OPERATION OF FORTH & TOWNE

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

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	$—	$—	$—	$16

Loss from discontinued operation, before income tax benefit	$—	$(2)	$—	$(56)
Add: Income tax benefit	—	1	—	22

Loss from discontinued operation, net of income tax benefit	$—	$(1)	$—	$(34)

For the thirteen weeks ended November 3, 2007, the loss from the discontinued operation of Forth & Towne included the following charges on a pre-tax basis: $1 million of lease-related charges and $1 million of other costs. For the thirty-nine weeks ended November 3, 2007, the loss from the discontinued operation of Forth & Towne included the following charges on a pre-tax basis: $29 million related to the impairment of long-lived assets, $5 million of net sublease losses, $4 million of employee severance, $4 million of administrative and other costs, and $3 million of other lease-related charges.

Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of November 1, 2008, we expect our lease payments, net of sublease income, to be immaterial.

5.	FINANCIAL INSTRUMENTS

Financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	As of November 1, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments	$72	$—	$72	$—
Deferred compensation plan assets	22	22	—	—

Total	$94	$22	$72	$—

Liabilities
Derivative financial instruments	$30	$—	$30	$—
Deferred compensation plan liabilities	23	23	—	—

Total	$53	$23	$30	$—

Derivative financial instruments include foreign exchange forward contracts primarily for the purchase of U.S. dollars, Euro, British pounds, Japanese yen, Canadian dollars, and Hong Kong dollars and cross-currency interest rate swaps. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are included in other current assets or other long-term assets in the condensed consolidated balance sheets. Derivative financial instruments in a liability position are included in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the condensed consolidated balance sheets.

We maintain deferred compensation plans which allow eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at market value in the Company’s condensed consolidated balance sheets and are designated for the deferred compensation plans. The Company’s deferred compensation plan assets are determined based on quoted market prices and are included in other long-term assets in the condensed consolidated balance sheets. The corresponding liabilities are included in lease incentives and other long-term liabilities in the condensed consolidated balance sheets.

In addition, we have highly liquid investments classified as cash equivalents and short-term investments as of November 1, 2008. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Primarily all securities held are U.S. government and agency securities, domestic commercial paper, and bank securities and are stated at amortized cost, which approximates fair market value due to the short maturities of these instruments.

6.	DEBT

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million, due December 2008 (“2008 Notes”), is classified as current maturities of long-term debt in our condensed consolidated balance sheets as of November 1, 2008 and February 2, 2008, and is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of November 1, 2008.

We also have $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum, which was classified as current maturities of long-term debt in our condensed consolidated balance sheet as of November 1, 2008. In connection with this debt, we have a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

7.	COMMON STOCK

Share repurchases were as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Number of shares repurchased	6	48	33	59
Total cost	$100	$887	$600	$1,087
Average per share cost including commissions	$17.65	$18.39	$17.97	$18.44

In February 2008, we announced that our Board of Directors had authorized $1 billion for share repurchases. In connection with this authorization, we also entered into purchase agreements with individual members of the Fisher family, related parties of the Company. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from Fisher family members under these purchase agreements. The shares will be purchased at the same weighted average market price that we are paying for share repurchases in the open market. During the thirteen and thirty-nine weeks ended November 1, 2008, approximately 1 million and 5 million shares, respectively, were repurchased for $15 million and $94 million, respectively, from the Fisher family. All of the share repurchases were paid for as of November 1, 2008 except $7 million which was payable to Fisher family members.

8.	SHARE-BASED COMPENSATION

In accordance with the provisions of SFAS 123(R), “Share-Based Payment,” we recorded share-based compensation expense as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Stock options	$1	$3	$8	$10
Stock units	10	10	31	25
Employee stock purchase plan	1	1	3	3

Share-based compensation expense	12	14	42	38
Less: Income tax benefit	(4)	(6)	(16)	(15)

Share-based compensation recognized in net earnings, net of taxes	$8	$8	$26	$23

9.	COMPREHENSIVE EARNINGS

Comprehensive earnings are comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. The components of other comprehensive earnings consist of foreign currency translation gains and losses, net of taxes, and changes in the fair value of derivative financial instruments, net of taxes.

Comprehensive earnings, net of taxes, are comprised of:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net earnings	$246	$238	$724	$568
Foreign currency translation, net of tax benefit of $-, ($3), $-, and $-	(53)	46	(56)	84
Change in fair value of derivative financial instruments, net of taxes (tax benefit) of $10, ($22), $18, and ($29)	16	(28)	22	(40)
Reclassification adjustment for realized losses (gains) on derivative financial instruments, net of taxes (tax benefit) of ($6), ($3), ($15), and $9	11	4	25	(15)

Comprehensive earnings	$220	$260	$715	$597

10.	INCOME TAXES

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

It is reasonably possible that the Company will recognize a decrease in unrecognized tax benefits within the next twelve months of up to $16 million as a result of filing amended returns and the closing of open tax years. However, we do not expect the change to have a material impact on the condensed consolidated statements of earnings.

During the thirty-nine weeks ended November 1, 2008, the total gross unrecognized tax benefits did not change materially.

11.	EARNINGS PER SHARE

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

Weighted-average number of shares was as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Weighted-average number of shares - basic	709	788	720	806
Common stock equivalents	3	3	3	3

Weighted-average number of shares - diluted	712	791	723	809

The above computations of weighted-average number of shares—diluted exclude stock options and other stock awards to purchase 30 million and 34 million shares of common stock for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively, and 31 million and 33 million shares of common stock for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively, as their inclusion would be antidilutive.

12.	COMMITMENTS AND CONTINGENCIES

We have assigned certain store and corporate facility leases to third parties as of November 1, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $42 million as of November 1, 2008. The fair value of the guarantees was immaterial as of November 1, 2008.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we had guarantees with a maximum exposure of $42 million as of November 1, 2008, of which $2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) future amortization expense for intangible assets subject to amortization; (ii) expected lease payments related to the discontinued operation of Forth & Towne; (iii) expected share repurchases from members of the Fisher family; (iv) the decrease in unrecognized tax benefits; (v) the maximum potential amount of future lease payments under assigned leases; (vi) the impact of losses under contractual indemnifications; (vii) the maximum exposure and cash collateralized balance for the Company’s reinsurance pool in future periods; (viii) the effect of various proceedings, lawsuits, disputes and claims; (ix) expanding into the women’s active apparel sector through the acquisition of Athleta; (x) continued deterioration of macroeconomic conditions; (xi) managing inventory to support healthy gross margin; (xii) improving return on invested capital; (xiii) distributing excess cash to shareholders; (xiv) interest expense for fiscal 2008; (xv) effective tax rate for fiscal 2008; (xvi) purchases of property and equipment for fiscal 2008; (xvii) number of new store openings and store closings in fiscal 2008; (xviii) net square footage change in fiscal 2008; (xix) net cash provided by operating activities for fiscal 2008; (xx) free cash flow for fiscal 2008; (xxi) cash balances, cash flows and liquidity being sufficient for the foreseeable future and through a prolonged downturn; and (xxii) consideration of future dividends.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause the Company’s actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that the Company will be unsuccessful in gauging fashion trends and changing consumer preferences; the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns will have a negative impact on the Company’s financial performance or strategies; the highly competitive nature of the Company’s business in the United States and internationally and its dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that the Company will be unsuccessful in identifying and negotiating new store locations and renewing leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that the Company will be unsuccessful in implementing its strategic, operating and people initiatives; the risk that adverse changes in the Company’s credit ratings may have a negative impact on its financing costs, structure and access to capital in future periods; the risk that changes to the Company’s information technology systems may disrupt its operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt the Company’s supply chain or operations; the risk that the Company’s efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of its brands; the risk that acts or omissions by the Company’s third party vendors, including a failure to comply with the Company’s code of vendor conduct, could have a negative impact on the Company’s reputation or operations; the risk that the Company does not repurchase some or all of the shares it anticipates purchasing pursuant to its repurchase program; and the risk that the Company will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, costs and expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 9, 2008 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Our Business

We are a leading global specialty retailer operating retail and online stores selling clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Banana Republic, Old Navy, Piperlime, and Athleta brand names. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, Latin America, and the Middle East. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at www.gap.com, www.bananarepublic.com, www.oldnavy.com, www.piperlime.com, and www.athleta.com.

In September 2008, we acquired all of the outstanding capital stock of Athleta, Inc. (“Athleta”), a women’s sports and active apparel company based in Petaluma, California, for an aggregate purchase price of $147 million. The acquisition will allow us to enhance our presence in the growing women’s active apparel sector in the United States. We believe this acquisition complements our brands and allows us to leverage our new online platform to expand into this significant retail sector.

Overview

Financial highlights include:

•

Net sales for the third quarter of fiscal 2008 were $3.6 billion compared with $3.9 billion for the third quarter of fiscal 2007, and comparable store sales decreased 12 percent compared with a decrease of 5 percent in the third quarter of fiscal 2007.

•

Net earnings for the third quarter of fiscal 2008 were $246 million, or $0.35 per share on a diluted basis, compared with $238 million, or $0.30 per share on a diluted basis for the third quarter of fiscal 2007.

•	Gross margin for the third quarter of fiscal 2008 was 38.7 percent compared with 37.5 percent for the third quarter of fiscal 2007.

•

Our Direct sales for the third quarter of fiscal 2008 increased 15 percent to $284 million, compared with $247 million for the third quarter of fiscal 2007. Direct includes all online sales and, beginning September 2008, Athleta online and catalog sales.

•

We generated cash flows from operating activities of $834 million during the thirty-nine weeks ended November 1, 2008. Our capital expenditures for the thirty-nine weeks ended November 1, 2008 were $315 million.

•

For the thirty-nine weeks ended November 1, 2008, we generated free cash flow of $519 million, compared with $484 million for the thirty-nine weeks ended November 3, 2007. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Financial Condition section in this Management’s Discussion and Analysis.

•

We repurchased approximately 6 million shares of our common stock for a total of $100 million under our share repurchase program in the third quarter of fiscal 2008. We also declared and paid a cash dividend of $0.085 per share in the third quarter of fiscal 2008.

Macroeconomic conditions deteriorated in the third quarter and we believe that these conditions will continue in the fourth quarter. Our cash flow generation remains healthy and we have a strong balance sheet. As of November 1, 2008, cash, cash equivalents and short-term investments were $1.6 billion and long-term debt, all of which is classified as current, was $188 million. We believe our cash balances and cash flows from operations will be sufficient for the foreseeable future. During this challenging economic environment we are focused on the following priorities:

•	Consistently deliver product that aligns with our target customers.

•	Maintain a focus on cost management and operational improvements that allow us to work more simply and efficiently.

•	Improve the customer experience and continue to invest in the fleet in a manner that supports improvement in return on invested capital.

•	Manage inventory to support healthy gross margin.

•	Maintain sufficient cash balances and liquidity to sustain us through a prolonged downturn.

•	Distribute excess cash to shareholders in the form of dividends and share repurchases.

Also see the section entitled “Risk Factors—The recent changes in general economic conditions, and the impact on consumer confidence and consumer spending, could adversely impact our results of operations” in Item 1A of Part II of this Form 10-Q.

RESULTS OF OPERATIONS

Net Sales

Net Sales by Brand, Region, and Channel

Net sales primarily consist of retail sales, online sales, and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. Net sales by brand, region, and channel for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 are as follows:

($ in millions) 13 Weeks Ended November 1, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$976	$1,136	$527	$—	$2,639
Canada	90	96	39	—	225
Europe	181	—	6	13	200
Asia	159	—	23	12	194
Other Regions	—	—	—	19	19
Direct (2)	95	131	37	21	284

Total	$1,501	$1,363	$632	$65	$3,561

Global Sales Growth (Decline)	(4)%	(15)%	(5)%	91%	(8)%

13 Weeks Ended November 3, 2007	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$1,040	$1,356	$567	$—	$2,963
Canada	101	124	40	—	265
Europe	197	—	—	3	200
Asia	136	—	22	10	168
Other Regions	—	—	—	11	11
Direct (2)	83	118	36	10	247

Total	$1,557	$1,598	$665	$34	$3,854

Global Sales Growth (Decline)	(2)%	(3)%	10%	240%	—%

39 Weeks Ended November 1, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$2,794	$3,472	$1,593	$—	$7,859
Canada	247	294	110	—	651
Europe	538	—	17	25	580
Asia	487	—	69	35	591
Other Regions	—	—	—	52	52
Direct (2)	230	340	100	41	711

Total	$4,296	$4,106	$1,889	$153	$10,444

Global Sales Growth (Decline)	(2)%	(14)%	—%	87%	(6)%

39 Weeks Ended November 3, 2007	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$2,931	$4,129	$1,634	$—	$8,694
Canada	252	324	99	—	675
Europe	581	—	—	3	584
Asia	401	—	63	25	489
Other Regions	—	—	—	32	32
Direct (2)	206	294	92	22	614

Total	$4,371	$4,747	$1,888	$82	$11,088

Global Sales Growth (Decline)	(2)%	(1)%	10%	310%	1%

(1)	U.S. includes the United States and Puerto Rico.
(2)	U.S. only. Direct includes Athleta online and catalog sales beginning September 2008.
(3)	Other includes our wholesale business, franchise business, Piperlime, and, beginning September 2008, Athleta online and catalog sales.

Comparable Store Sales

A store is included in comparable store sales (“Comp”) when it has been open at least one year and the square footage has not changed by 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when it has been open for less than one year or it has changed its square footage by 15 percent or more within the past year. Non-store sales such as online revenues are also considered Non-comp.

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

The differences between net sales for the thirteen and thirty-nine weeks ended November 1, 2008 and net sales for the thirteen and thirty-nine weeks ended November 3, 2007 are classified as follows:

($ in millions)	Gap (3)(4)	Old Navy (3)	Banana Republic (3)(4)	Other (5)	Total

13 Weeks Ended November 3, 2007	$1,557	$1,598	$665	$34	$3,854
Increase (decrease) in:
Comparable stores	(75)	(248)	(67)	—	(390)
Non-comparable and closed stores	17	6	33	20	76
Direct (1)	12	13	1	11	37
Foreign exchange (2)	(10)	(6)	—	—	(16)

13 Weeks Ended November 1, 2008	$1,501	$1,363	$632	$65	$3,561

	Gap (3)(4)	Old Navy (3)	Banana Republic (3)(4)	Other (5)	Total

39 Weeks Ended November 3, 2007	$4,371	$4,747	$1,888	$82	$11,088
Increase (decrease) in:
Comparable stores	(227)	(728)	(132)	—	(1,087)
Non-comparable and closed stores	70	27	113	52	262
Direct (1)	24	46	8	19	97
Foreign exchange (2)	58	14	12	—	84

39 Weeks Ended November 1, 2008	$4,296	$4,106	$1,889	$153	$10,444

(1)	Includes Athleta online and catalog sales beginning September 2008.
(2)	Foreign exchange is the translation impact if prior year sales were translated at current year exchange rates.
(3)	Includes United States, Puerto Rico, and Canada.
(4)	Includes international stores.
(5)	Includes our wholesale business, franchise business, Piperlime, and, beginning September 2008, Athleta online and catalog sales.

Our net sales for the third quarter of fiscal 2008 decreased $293 million, or 8 percent, compared with the prior year comparable period. Our comparable store sales decreased 12 percent for the third quarter of fiscal 2008. The 4 percentage point difference between net sales and comparable store sales includes the impact of new stores, foreign exchange, and a 15 percent increase in Direct sales for the third quarter of fiscal 2008 from the prior year comparable period. Overall, our store square footage increased 0.5 percent in the third quarter of fiscal 2008 from the prior year comparable period and sales productivity was $81 per average square foot for the third quarter of fiscal 2008 compared with $91 per average square foot for the prior year comparable period. During the third quarter of fiscal 2008, we opened 37 new stores and closed 17 stores.

Comparable store sales percentage by brand for the third quarter of fiscal 2008 over fiscal 2007 was as follows:

•	Gap North America: negative 7 percent in fiscal 2008 versus negative 6 percent in fiscal 2007;

•	Banana Republic North America: negative 11 percent in fiscal 2008 versus positive 1 percent in fiscal 2007;

•	Old Navy North America: negative 18 percent in fiscal 2008 versus negative 8 percent in fiscal 2007; and

•	International: negative 1 percent in fiscal 2008 versus negative 4 percent in fiscal 2007.

Net sales for the thirty-nine weeks ended November 1, 2008 decreased $644 million, or 6 percent, from the prior year comparable period. Our comparable store sales decreased 11 percent for the thirty-nine weeks ended November 1, 2008. The 5 percentage point difference between net sales and comparable store sales includes the impact of new stores, foreign exchange, and a 16 percent increase in Direct sales for the thirty-nine weeks ended November 1, 2008 from the prior year comparable period. Overall, our store square footage increased 0.8 percent from the end of fiscal 2007 and sales productivity was $242 per average square foot for the thirty-nine weeks ended November 1, 2008 compared with $266 per average square foot for the prior year comparable period. During the thirty-nine weeks ended November 1, 2008, we opened 92 new stores and closed 69 stores. These numbers include 16 store repositions, which are reflected as both an opening and a closing.

Comparable store sales percentage by brand for the thirty-nine weeks ended November 1, 2008 over fiscal 2007 was as follows:

•	Gap North America: negative 7 percent in fiscal 2008 versus negative 5 percent in fiscal 2007;

•	Banana Republic North America: negative 7 percent in fiscal 2008 versus positive 1 percent in fiscal 2007;

•	Old Navy North America: negative 17 percent in fiscal 2008 versus negative 7 percent in fiscal 2007; and

•	International: negative 4 percent in fiscal 2008 versus negative 2 percent in fiscal 2007.

Store Count and Square Footage

Store count and square footage for our wholly owned stores were as follows:

	November 1, 2008		November 3, 2007
	Number of Store Locations	Square Footage (in millions)	Number of Store Locations	Square Footage (in millions)
Gap North America	1,227	12.1	1,278	12.4
Gap Europe	173	1.5	172	1.5
Gap Asia	112	1.1	109	1.0
Old Navy North America	1,076	20.2	1,062	20.0
Banana Republic North America	573	4.9	549	4.7
Banana Republic Asia	26	0.1	21	0.1
Banana Republic Europe	3	—	—	—

Total	3,190	39.9	3,191	39.7

Increase over Prior Year (1)	—%	0.5%	1.6%	2.1%

(1)	Computation excludes store locations and square footage associated with the discontinued operation of Forth & Towne.

Outlet stores are reflected in each of the respective brands in the table above. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, Latin America, and the Middle East. We had 113 and 48 franchise stores open as of November 1, 2008 and November 3, 2007, respectively.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	occupancy, rent, common area maintenance, real estate taxes, utilities, and depreciation for our stores and distribution centers.

The classification of these expenses varies across the retail industry.

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Cost of Goods Sold and Occupancy Expenses	$2,183	$2,407	$6,386	$7,022	61.3%	62.5%	61.1%	63.3%
Gross Profit	$1,378	$1,447	$4,058	$4,066	38.7%	37.5%	38.9%	36.7%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.2 percentage points in the third quarter of fiscal 2008 and decreased 2.2 percentage points during the thirty-nine weeks ended November 1, 2008 compared with the prior year comparable periods.

Cost of goods sold decreased $234 million, or 2.7 percentage points as a percentage of net sales, in the third quarter of fiscal 2008 and decreased $706 million, or 3.8 percentage points as a percentage of net sales, during the thirty-nine weeks ended November 1, 2008 compared with the prior year comparable periods. The decrease was driven primarily by a higher margin for both regular price and marked down merchandise.

Occupancy expenses increased $10 million, or 1.5 percentage points as a percentage of net sales, in the third quarter of fiscal 2008 and increased $70 million, or 1.6 percentage points as a percentage of net sales, during the thirty-nine weeks ended November 1, 2008 compared with the prior year comparable periods. The increase was primarily driven by costs related to new and existing stores, partially offset by savings from store closures.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, and depreciation for headquarter facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Operating Expenses	$984	$1,079	$2,908	$3,169	27.6%	28.0%	27.8%	28.6%

Operating expenses decreased $95 million, or 8.8 percent, in the third quarter of fiscal 2008 over the prior year comparable period driven primarily by lower store payroll and lower corporate overhead expenses.

Operating expenses decreased $261 million, or 8.2 percent, during the thirty-nine weeks ended November 1, 2008 over the prior year comparable period driven primarily by lower store payroll, lower corporate overhead expenses, lower repair and maintenance expenses, and lower marketing expenses.

Operating margin was 11.1 percent and 9.5 percent for the third quarters of fiscal 2008 and 2007, respectively, and 11.0 percent and 8.1 percent for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

Interest Expense (Reversal)

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Interest Expense (Reversal)	$5	$1	$(1)	$21	0.1%	—%	—%	0.2%

Interest expense (reversal) for the thirty-nine weeks ended November 1, 2008 includes a reversal of $15 million interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the first quarter of fiscal 2008, offset by interest expense on overall borrowings and obligations. We anticipate that fiscal 2008 interest expense will be approximately $5 million.

Interest Income

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Interest Income	$9	$28	$32	$97	0.3%	0.7%	0.3%	0.9%

Interest income is earned on our cash, cash equivalents, and short-term investments. The decrease in interest income for the third quarter and thirty-nine weeks ended November 1, 2008 over the prior year comparable periods is primarily due to lower interest rates as well as lower average balances of cash, cash equivalents, and short-term investments.

Income Taxes

					Percentage of Net Sales
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Income Taxes	$152	$156	$459	$371	4.3%	4.0%	4.4%	3.3%
Effective Tax Rate	38.2%	39.5%	38.8%	38.1%

The decrease in the effective tax rate for the thirteen weeks ended November 1, 2008 over the prior year comparable period was primarily driven by favorable adjustments resulting from tax audit resolutions and the closing of an open tax year within the quarter.

We currently expect the fiscal 2008 effective tax rate to be about 39 percent, although the respective quarterly effective tax rates may vary. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

Loss from Discontinued Operation, Net of Income Tax Benefit

Loss from discontinued operation relates to the Forth & Towne brand, whose stores were closed by the end of June 2007. Loss from the discontinued operation of Forth & Towne, net of income tax benefit, was $1 million and $34 million for the thirteen and thirty-nine weeks ended November 3, 2007, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel related expenses, purchases of property and equipment, and payment of taxes. In addition, we continue to return excess cash to our shareholders in the form of dividends and share repurchases.

As of November 1, 2008, cash and cash equivalents and short-term investments were $1.6 billion and current maturities of long-term debt were $188 million. We believe that our current cash balances and cash flows from our operations will be adequate to satisfy our capital needs for the foreseeable future.

Cash Flows from Operating Activities

Net cash provided by operating activities for the thirty-nine weeks ended November 1, 2008 decreased $169 million from the prior year comparable period. This decrease was mainly due to the payment of fiscal 2007 bonuses in the first quarter of fiscal 2008, decreases in accruals related to information technology and construction projects, higher tax payments, offset by an increase in earnings.

Inventory management remains an area of focus. We continue to execute against our strategy of managing inventory levels in a manner that supports delivering healthy merchandise margins. As a result, inventory per square foot at November 1, 2008 was $51 which represents a 13 percent decrease from the prior year comparable period.

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

Cash Flows from Investing Activities

During the thirty-nine weeks ended November 1, 2008, we used $248 million more cash for investing activities than the prior comparable period. During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, capital expenditures totaled $315 million and $519 million, respectively. We also used $147 million for the acquisition of Athleta as described in the Our Business section above. In the thirty-nine weeks ended November 1, 2008, we had net maturities of short-term investments of $102 million compared with net maturities of short-term investments of $405 million in the prior year comparable period. For fiscal 2008, we expect purchases of property and equipment to be about $450 million and expect to open about 100 new store locations and to close about 115 store locations. We do not expect any net square footage growth in fiscal 2008.

Cash Flows from Financing Activities

During the thirty-nine weeks ended November 1, 2008, we used $777 million less cash for financing activities than the prior year comparable period. During the thirty-nine weeks ended November 1, 2008, we repurchased approximately 33 million shares of common stock for $593 million, compared with repurchases of approximately 59 million shares for $1.1 billion for the thirty-nine weeks ended November 3, 2007. We also paid $326 million related to the maturity of our 6.90 notes payable during the third quarter of fiscal 2007.

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

In the thirty-nine weeks ended November 1, 2008, we delivered $519 million in free cash flow, compared with $484 million in the prior year comparable period.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	November 1, 2008	November 3, 2007
Net cash provided by operating activities	$834	$1,003
Less: Purchases of property and equipment	(315)	(519)

Free cash flow	$519	$484

The following table sets forth our expected full year fiscal 2008 free cash flow of about $1.0 billion:

($ in millions)	Expected 52 Weeks Ending January 31, 2009
Expected net cash provided by operating activities	$1,450
Less: Expected purchases of property and equipment	(450)

Expected fiscal 2008 free cash flow	$1,000

Debt

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. The remaining balance of our 8.80 percent notes payable of $138 million due December 2008 (“2008 Notes”) was classified as current maturities of long-term debt in our condensed consolidated balance sheets as of November 1, 2008 and February 2, 2008, and is subject to an increasing or decreasing rate of interest based on credit rating fluctuations. As a result of changes to our long-term senior unsecured credit ratings in prior periods, the interest rate on the 2008 Notes was 10.05 percent per annum as of November 1, 2008.

We also have $50 million notes payable due March 2009 with a fixed interest rate of 6.25 percent per annum, which was classified as current maturities of long-term debt in our condensed consolidated balance sheet as of November 1, 2008. In connection with this debt, we have a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt securities of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent.

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the condensed consolidated balance sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Over the past three years, we have migrated most of our merchandise vendors to open account payment terms. As of November 1, 2008, our letters of credit agreements consist of two separate $100 million, three-year, unsecured committed letters of credit agreements for a total aggregate availability of $200 million with an expiration date of May 2011. As of November 1, 2008, we had $101 million in trade letters of credit issued under these letters of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012. There were no drawings under this facility as of November 1, 2008. The net availability of the revolving credit facility, reflecting $56 million of outstanding standby letters of credit, was $444 million as of November 1, 2008.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of financial factors, including sustainability and financial flexibility, as well as other factors including operating performance and capital resources. We will consider an increase in dividends when we deliver growth in net earnings for a fiscal year. In the first quarter of fiscal 2008, we increased our annual dividend from $0.32 per share for fiscal 2007 to $0.34 per share for fiscal 2008. In fiscal 2008 and 2007, we paid a dividend of $0.085 and $0.080, respectively, in each of the first, second, and third quarters.

Share Repurchase Program

In February 2008, our Board of Directors authorized $1 billion for share repurchases. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family, related parties of the Company. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from Fisher family members under these purchase agreements. The shares will be purchased at the same weighted-average market price that we are paying for share repurchases in the open market. During the thirty-nine weeks ended November 1, 2008, we repurchased approximately 33 million shares for $600 million, of which approximately 5 million shares were repurchased for $94 million from the Fisher family. All of the share repurchases were paid for as of November 1, 2008 except $7 million which was payable to Fisher family members.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 2, 2008, other than those which occur in the normal course of business.

We have assigned certain store and corporate facility leases to third parties as of November 1, 2008. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $42 million as of November 1, 2008. The fair value of the guarantees was immaterial as of November 1, 2008.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $42 million as of November 1, 2008, of which $2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during the thirty-nine weeks ended November 1, 2008 were the U.S. Dollars, Euro, British pounds, Japanese yen, Canadian dollars, and Hong Kong dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. The derivative instruments are recorded in the condensed consolidated balance sheets at their fair value as of the balance sheet dates.

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

The interest rate on our $500 million notes due December 2008, of which $138 million remains outstanding, was 10.05 percent per annum as of November 1, 2008. In addition, we have fixed and variable investments classified as cash, cash equivalents, and short-term investments. The interest rates earned on our cash, cash equivalents, and short-term investments will fluctuate in line with short-term interest rates.

Our market risk profile as of November 1, 2008 has not significantly changed since February 2, 2008. Our market risk profile as of February 2, 2008 is disclosed in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than the addition of the risk factor below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008:

The recent changes in general economic conditions, and the impact on consumer confidence and consumer spending, could adversely impact our results of operations.

The Company’s performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Some of the factors influencing this deterioration include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods where disposable income is adversely affected or there is economic uncertainty, and this could adversely impact our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended November 1, 2008 by The Gap, Inc. or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (August 3 - August 30)	—	$—	—	$500 million
Month #2 (August 31 - October 4)	5,280,749	$17.76	5,280,749	$406 million
Month #3 (October 5 - November 1)	383,857	$16.19	383,857	$400 million

Total	5,664,606	$17.65	5,664,606

(1)	On February 27, 2008, our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization has no expiration date.

ITEM 6. EXHIBITS

3.1	Amended and Restated Bylaws of the Company (effective October 1, 2008), filed as Exhibit 3.1 to Registrant’s Form 8-K on October 2, 2008, Commission File No. 1-7562

10.1*	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008

10.2*	Amendment, authorized as of August 20, 2008, to Nonemployee Director Retirement Plan, dated October 27, 1992 and filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993

10.3*	Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008

10.4*	Agreement with Tom Wyatt dated October 11, 2007

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 9, 2008	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: December 9, 2008	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Bylaws of the Company (effective October 1, 2008), filed as Exhibit 3.1 to Registrant’s Form 8-K on October 2, 2008, Commission File No. 1-7562

10.1*	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008

10.2*	Amendment, authorized as of August 20, 2008, to Nonemployee Director Retirement Plan, dated October 27, 1992 and filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993

10.3*	Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008

10.4*	Agreement with Tom Wyatt dated October 11, 2007

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Furnished herewith.