Form 10-K
period 2009-01-31
GAP INC
filed 2009-03-27
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 952-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of each exchange where registered)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2008 was approximately $8 billion based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s common stock outstanding as of March 23, 2009 was 695,718,239.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2009 (hereinafter referred to as the “2009 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) our plans to expand internationally through franchising and similar arrangements; (ii) the outcome of proceedings, lawsuits, disputes and claims; (iii) cash balances and cash flows being sufficient for the foreseeable future; (iv) improvement in return on invested capital; (v) managing inventory to support a healthy merchandise margin; (vi) maintaining a focus on cost management; (vii) generating strong free cash flow; (viii) current cash balances and cash flows being adequate to support our business operations, capital expenditures, and the payment of dividends and share repurchases; (ix) being able to supplement near-term liquidity with our existing credit facility; (x) capital expenditures in fiscal 2009; (xi) the number of new store openings and store closings in fiscal 2009; (xii) net square footage change in fiscal 2009; (xiii) our plan to maintain our dividend in fiscal 2009; (xiv) future share repurchases, including repurchases from members of the Fisher family; (xv) the expected payments and the expected benefits, including cost savings, resulting from our services agreement with IBM; (xvi) the maximum potential amount of future lease payments; (xvii) the impact of losses due to indemnification obligations; (xviii) the maximum exposure and cash collateralized balance for the reinsurance pool in future periods; (xix) the estimates and assumptions we use in our accounting policies, including those used to calculate our lower of cost or market and inventory shortage reserves, our impairment of long-lived assets, goodwill, and intangible assets, our insurance liabilities, our future sales returns, and our settlement of foreign and domestic tax audits; (xx) future lease payments related to the closure of Forth & Towne; (xxi) the assumptions used to value share-based compensation expense; (xxii) future lease payments and sublease income; (xxiii) our intent to use earnings in foreign operations for an indefinite period or repatriate them only when tax-effective to do so; (xxiv) total gross unrecognized tax benefits; (xxv) driving traffic, improving product, and creating new store prototypes; (xxvi) growing our international, online, and outlet businesses; (xxvii) maximizing earnings potential; and (xxviii) performing better than the competition and gaining back market share.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns will have a negative impact on our financial performance or strategies; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations and renewing leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs, structure and access to capital in future periods; the risk that changes to our information technology (“IT”) systems may disrupt our operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations; the risk that our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands; the risk that acts or omissions by our third party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations; the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations; the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 27, 2009 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

2      GAP INC. FORM 10-K

THE GAP, INC.

2008 ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business.

General

The Gap, Inc. (the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

We are a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names.

We design most of our products, which are manufactured by independent sources, and sell them under our brands:

Gap.  Founded in 1969, Gap stores offer an extensive selection of classically styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis, and T-shirts to fashion apparel, accessories, and personal care products for men and women. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children, ages newborn through pre-teen. We also offer maternity apparel. We launched GapBody in 1998 offering women’s underwear, sleepwear, loungewear, and sports and active apparel. We also operate Gap Outlet stores, which carry similar categories of products.

Old Navy.  We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes, and accessories for adults, children, and infants as well as other items, including personal care products. Old Navy also offers a line of maternity wear.

Banana Republic.  Acquired in 1983 with two stores, Banana Republic offers sophisticated, fashionable collections of casual and tailored apparel, shoes, accessories, and personal care products for men and women at higher price points than Gap. We also operate Banana Republic Factory Stores, which carry similar categories of products.

As of January 31, 2009, we operated a total of 3,149 store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K.

In 1997, we introduced Gap Online, a web-based store located at www.gap.com. Gap Online offers products comparable to those carried in Gap, GapKids, babyGap, and GapBody stores, as well as extended sizes not found in stores. We introduced Banana Republic Online, a web-based store located at www.bananarepublic.com, in 1999 which offers products comparable to those carried in the store collections, as well as extended sizes not found in stores. In 2000, we established Old Navy Online, a web-based store located at www.oldnavy.com. Old Navy Online offers apparel and accessories comparable to those carried in the store collections, as well as a plus size line not found in stores.

We also have two online only brands, Piperlime, located at www.piperlime.com, and our online and catalog store, Athleta, located at www.athleta.com:

Piperlime.  We launched Piperlime in October 2006. Piperlime offers customers an assortment of the leading brands in footwear and handbags for women, men, and kids, as well as tips, trends, and advice from leading style authorities.

4      GAP INC. FORM 10-K

Athleta.  Acquired in September 2008, Athleta offers customers high quality and performance-driven women’s sports and active apparel and footwear that is stylish and functional for a variety of activities, including golf, running, skiing/snowboarding, tennis, and yoga. Customers can purchase Athleta product, as well as an assortment of products from leading brands in women’s active wear, online or through the catalog.

Certain financial information about international operations is set forth under the heading “Segment Information” in Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Our stores offer a shopper-friendly environment with an assortment of casual apparel and accessories that emphasize style, quality, and good value. The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store.

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

Merchandise Vendors

We purchase private label merchandise from approximately 600 vendors and non-private label merchandise from approximately 300 vendors. Our vendors have facilities in approximately 60 countries. No vendor accounted for more than 3 percent of the dollar amount of our total fiscal 2008 purchases. Of our merchandise sold during fiscal 2008, approximately 3 percent of all units (representing approximately 3 percent of total cost) were produced domestically while the remaining 97 percent of all units (representing approximately 97 percent of total cost) were produced outside the United States. Approximately 23 percent of our total merchandise units (representing approximately 27 percent of total cost) were produced in China. Events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions, or vendors potentially failing due to the current economic downturn or an inability to maintain an acceptable level of operating capital, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the section entitled “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the holiday (November through December) period. During fiscal 2008, the period accounted for approximately 21 percent of our net sales.

Brand Building

Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime, virtually all aspects of brand development from product design and distribution, to marketing, merchandising and shopping environments are controlled by us. With respect to Piperlime, we control all aspects of brand development except for product design. We continue to invest in our brands and enhance the customer experience through the remodeling of existing stores, the opening of new stores, the closure of under-performing stores, and a focus on customer service.

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy, Piperlime, and Athleta trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising

We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Bahrain, Bulgaria, Croatia, Cyprus, Egypt, Greece, Indonesia, Israel, Jordan, Kuwait, Malaysia, Mexico, Oman, Philippines, Qatar, Romania, Russia, Saudi Arabia, Singapore, South Korea, Turkey, and United Arab Emirates. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. While we expect that this will be a small part of our business in the near future, we plan to continue to increase the number of countries in which we enter into these types of arrangements over time as part of our efforts to expand internationally. For additional information on risks related to our franchise business, see the section entitled “Risk Factors—Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands” in Item 1A of this Form 10-K.

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

Competitors

The global specialty apparel industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and online businesses that market similar lines of merchandise. We are also faced with competition in European, Japanese, and Canadian markets from established regional and national chains, and our franchisees face significant competition in the markets in which they operate. Also see the section entitled “Risk Factors—Our business is highly competitive and depends on consumer spending patterns” in Item 1A of this Form 10-K.

Employees

As of January 31, 2009, we had a work force of approximately 134,000 employees, which includes a combination of part- and full-time employees. We hire temporary employees primarily during the peak holiday period. The reduction in the number of employees by 7,000 compared to fiscal 2007 reflects our ongoing commitment to cost management.

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

Available Information

We make available on our website, www.gapinc.com, under “Investors, Financials, SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the U.S. Securities and Exchange Commission (“SEC”).

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

6      GAP INC. FORM 10-K

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position and Principal Occupation During Past Five Years:

Michelle Banks, 45, Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer since March 2008; Senior Vice President and General Counsel from November 2006 to March 2008; Vice President from March 2005 to November 2006; Associate General Counsel from February 2003 to March 2005; Senior Corporate Counsel from January 1999 to February 2003.

Donald Fisher, 80, Founder; Chairman Emeritus since 2004; Chairman of the Company from 1969 to 2004; Chief Executive Officer of the Company from 1969 to 1995.

Marka Hansen, 54, President, Gap North America since February 2007; President of Banana Republic from June 2003 to February 2007; Executive Vice President of Gap Adult Merchandising from February 2002 until June 2003; Senior Vice President of Human Resources from March 2000 until February 2002; Senior Vice President of Merchandising, International Division, from April 1995 to March 2000; Vice President of Merchandising from April 1990 to April 1995.

Glenn Murphy, 47, Chairman and Chief Executive Officer since August 2007; Chief Executive Officer of Shoppers Drug Mart Corporation, a drug store chain, from 2001 to 2007.

Art Peck, 53, Executive Vice President of Strategy and Operations since May 2005; President, Gap Inc. Outlet since October 2008; Acting President, Gap Inc. Outlet from February 2008 to October 2008; Senior Vice President of The Boston Consulting Group, a business consulting firm, from 1982 to May 2005; Director of The Boston Consulting Group from 1988 to 2005.

Eva Sage-Gavin, 50, Executive Vice President, Human Resources, Communications and Global Responsibility since April 2008; Executive Vice President, Human Resources and Communications from February 2007 to April 2008; Executive Vice President, Human Resources from March 2003 to February 2007; Senior Vice President, Human Resources of Sun Microsystems, Inc., a software and system technology company, from 2000 to 2003.

Sabrina Simmons, 45, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.

J. Tom Wyatt, 53, President, Old Navy since August 2008; Acting President, Old Navy from February 2008 to August 2008; President, Gap Inc. Outlet from February 2007 to February 2008; President, GapBody from March 2006 to February 2007; President and Chief Executive Officer of Cutter & Buck Inc., an apparel company, from December 2004 to March 2006; Corporate Officer and President, Intimate Apparel and Sportswear of Warnaco Group, Inc., an apparel company, from 2002 to 2004.

Item 1A. Risk Factors.

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

The Company’s performance is subject to general economic conditions and their impact on levels of consumer confidence and consumer spending. Recently, consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Some of the factors influencing this deterioration include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and this has recently adversely impacted, and could in the future adversely impact, our results of operations.

Our business is highly competitive and depends on consumer spending patterns.

The global specialty apparel retail industry is highly competitive. We compete with national and local department stores, specialty and discount store chains, independent retail stores and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	attracting consumer traffic;

•	sourcing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

•	anticipating and quickly responding to changing consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes; and

•	providing strong and effective marketing support.

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, levels of employment, levels of disposable consumer income, consumer debt, interest rates, and consumer confidence. Declines in consumer confidence and spending on apparel and accessories could have a material adverse effect on our operating results.

We are also faced with competition in European, Japanese, and Canadian markets from established regional and national chains, and our franchisees face significant competition in the markets in which they operate. If our international business is not successful or if we cannot effectively take advantage of international growth opportunities, our results of operations could be adversely affected.

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

Additionally, the current economic environment may make it difficult to determine the fair market rent of retail real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents, and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet annual targets or efficiently manage the profitability of our existing fleet of stores, and could have a material adverse effect on our results of operations.

8      GAP INC. FORM 10-K

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

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our fashion items with accuracy. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance for our products. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.

We experience fluctuations in our comparable store sales and margins.

Our success depends, in part, upon our ability to improve sales. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of release of new merchandise and promotional events, changes in our merchandise mix, the success of marketing programs, and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly and monthly basis. More recently, over the past three years, our comparable store sales figures have been negative year over year as demonstrated by a decrease of seven percent in fiscal 2006, a decrease of four percent in fiscal 2007, and a decrease of twelve percent in fiscal 2008. Over the past five years, our reported gross margins have ranged from a high of 39 percent in fiscal 2004 to a low of 36 percent in fiscal 2006. In addition, over the past five years, our reported operating margins have ranged from a high of twelve percent in fiscal 2004 to a low of eight percent in fiscal 2006.

Our ability to deliver strong comparable store sales results and margins depends, in large part, on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance. Failure to meet the expectations of investors, security analysts, or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

Changes in our credit profile or further deterioration in market conditions may limit our access to the capital markets.

Although we believe that our existing cash and cash equivalents combined with future cash flow from our operations will be adequate to satisfy our capital needs for the foreseeable future, we may require additional cash for unexpected contingencies.

The current unfavorable financial market conditions have resulted in diminished availability of external funding and increased the related costs. There can be no assurance that our current levels of liquidity will continue or that our ability to access the credit or capital markets will not be adversely affected by changes in the financial markets and the global economy.

Due to our long-term credit ratings, we do not have meaningful access to the commercial paper market. Any future reduction in our long-term senior unsecured credit rating could result in reduced access to the credit and capital markets and higher interest costs on future financings.

We repaid our $50 million, 6.25 percent notes payable in March 2009. The Company now has no debt. As a result, Moody’s has withdrawn its credit ratings. As of January 31, 2009, the Company had $1.8 billion in cash, cash equivalents, and restricted cash.

For further information on our debt and credit facilities see the sections entitled “Debt” and “Credit Facilities” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K.

Trade matters may disrupt our supply chain.

Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type or effect of any such restrictions. For example, the quota system established by the Agreement on Textiles and Clothing was phased out for World Trade Organization countries and the U.S.-China textile and apparel agreement expired on December 31, 2008, but there are no assurances that additional restrictions will not be reestablished for certain categories in specific countries. Moreover, with the disappearance of quotas, the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers against importers increases. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, and/or other trade disruptions.

Updates or changes to our IT systems may disrupt operations.

We continue to evaluate and implement upgrades to our IT systems. Upgrades involve replacing existing systems with successor systems, making changes to existing systems or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation as well as ensuring appropriate commercial contracts with third-party vendors supplying such replacement technologies are in place. Although we are on track with the replacement or upgrade of our systems, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations. IT system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our results of operations.

Our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results.

We have entered into the fourth year of a ten-year non-exclusive services agreement with IBM under which IBM operates certain significant aspects of our information technology infrastructure. Under the original agreement, this included supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery. The agreement was amended effective March 2, 2009 to return to us certain services originally performed by IBM under the agreement. These returned services include services related to management of our server and data center environment, along with disaster recovery. All other

10      GAP INC. FORM 10-K

services remain with IBM per the original agreement. Our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include, but are not limited to, disruption in services, and the failure to protect the security and integrity of the Company’s data under the terms of the agreement. We are unable to provide assurances that some or all of these risks will not occur. Failure to effectively mitigate these risks if they occur could have a material adverse effect on our operations and financial results.

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

We have entered into franchise agreements with unaffiliated franchisees to operate stores in many countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel, purchased from us, under our brand names. Prior to fiscal 2006, we had no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store openings and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards, the value of our brands could be impaired. A failure to protect the value of our brands or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

Our products are subject to risks associated with overseas sourcing and manufacturing.

The current unfavorable economic conditions, including the reduced ability to access credit, is having an adverse impact on businesses around the world, and its impact on our vendors cannot be predicted. Vendors’ reduced ability to access sources of capital could lead to their failure to deliver merchandise and could reduce the supply of apparel available to us, which could adversely affect our business, financial condition, and results of operations.

Independent third parties manufacture nearly all of our products for us. If we experience significant increases in demand, or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Any delays, interruption, or increased costs in the manufacture of our products could have an adverse effect on our ability to meet consumer demand for our products and result in lower sales and net earnings.

Because independent vendors manufacture nearly all of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. Manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. In addition, the cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

Failure of our vendors to adhere to our code of vendor conduct could harm our business.

We purchase nearly all merchandise from third-party vendors outside of the United States and require those vendors to adhere to a code of vendor conduct and other environmental, labor, health, and safety standards for the benefit of workers. From time to time, contractors may not be in compliance with these standards or applicable local laws. Significant or continuing noncompliance with such standards and laws by one or more contractors could have a negative impact on our reputation and an adverse effect on our results of operations.

Changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations.

Laws and regulations at both the state and federal levels frequently change and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from the changes in the federal regulatory or administrative landscape under the Obama administration. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation under the Obama administration that impacts employment/labor, trade, product safety, transportation/logistics, health care, tax, privacy, or environmental issues could have an adverse impact on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. The stores operated as of January 31, 2009 aggregated approximately 39.5 million square feet. Almost all of our stores are leased with one or more renewal options after our initial term, or slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

We own approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, and Rocklin, California, of which approximately 184,000 square feet is leased to another company. We lease approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, Rocklin, and Petaluma, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. Of the 1.2 million square feet of leased office space, approximately 160,000 square feet is under sublease to others and approximately 33,000 square feet is being marketed for sublease to others. We also lease 19 regional offices in North America and 36 international offices. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We lease approximately 1.7 million square feet of distribution space located in Grove City, Ohio, and in Northern Kentucky. A third-party logistics company provides logistics services to us through a 444,000 square foot distribution warehouse in Chiba, Japan.

Item 3. Legal Proceedings.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, data privacy, and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

12      GAP INC. FORM 10-K

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 23, 2009 was 9,236. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2008 and 2007.

	Market Prices				Dividends Declared and Paid
	Fiscal Year 2008		Fiscal Year 2007		Fiscal Year
	High	Low	High	Low	2008	2007
1st Quarter	$21.89	$17.77	$20.26	$17.11	$0.085	$0.08
2nd Quarter	$19.26	$14.77	$19.66	$16.44	0.085	0.08
3rd Quarter	$20.80	$11.01	$19.73	$15.20	0.085	0.08
4th Quarter	$14.57	$9.41	$22.02	$16.36	0.085	0.08

					$0.34	$0.32

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 31, 2009, with (i) the cumulative total return of the Dow Jones (“DJ”) U.S. Retail, Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.

14      GAP INC. FORM 10-K

Total Return Analysis

	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009
The Gap, Inc.	$100.00	$117.87	$94.93	$108.18	$109.29	$65.15
S&P 500	$100.00	$106.23	$117.26	$134.28	$131.17	$80.50
Dow Jones U.S. Apparel Retailers	$100.00	$123.41	$139.81	$164.21	$129.64	$69.42

Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com/S&P.htm)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 31, 2009, by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3).

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Nov. 2 - Nov. 29)	—	—	—	$400 million
Month #2 (Nov. 30 - Jan. 3)	715,359	$12.89	715,359	$391 million
Month #3 (Jan. 4 - Jan. 31)	11,482,715	$11.88	11,482,715	$255 million

Total	12,198,074		12,198,074

(1)	On February 27, 2008 our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization has no expiration date.

Item 6. Selected Financial Data.

The following selected financial data are derived from the Consolidated Financial Statements of the Company. We have also included certain non-financial data to enhance your understanding of our business. In fiscal 2007, we closed our Forth & Towne stores and, accordingly, the results of Forth & Towne have been presented as a discontinued operation in the table below. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s Consolidated Financial Statements and related notes herein.

	Fiscal Year (number of weeks)
	2008 (52)	2007 (52)	2006 (53)	2005 (52)	2004 (52)
Operating Results ($ in millions)
Net sales	$14,526	$15,763	$15,923	$16,019	$16,267
Gross margin	37.5%	36.1%	35.5%	36.7%	39.2%
Operating margin (a)	10.7%	8.3%	7.7%	11.1%	12.2%
Earnings from continuing operations, net of income taxes	$967	$867	$809	$1,131	$1,150
Net earnings	$967	$833	$778	$1,113	$1,150
Cash dividends paid	$243	$252	$265	$179	$79

Per Share Data (number of shares in millions)
Basic earnings per share:
Earnings from continuing operations	$1.35	$1.10	$0.97	$1.28	$1.29
Loss from discontinued operation	$—	$(0.05)	$(0.03)	$(0.02)	$—
Net earnings	$1.35	$1.05	$0.94	$1.26	$1.29
Diluted earnings per share:
Earnings from continuing operations	$1.34	$1.09	$0.97	$1.26	$1.21
Loss from discontinued operation	$—	$(0.04)	$(0.04)	$(0.02)	$—
Net earnings	$1.34	$1.05	$0.93	$1.24	$1.21
Weighted-average number of shares — basic	716	791	831	881	893
Weighted-average number of shares — diluted	719	794	836	902	991
Cash dividend declared and paid (b)	$0.34	$0.32	$0.32	$0.18	$0.09

Balance Sheet Information ($ in millions except inventory per square foot)
Merchandise inventory	$1,506	$1,575	$1,796	$1,696	$1,814
Total assets	$7,564	$7,838	$8,544	$8,821	$10,048
Inventory per square foot (c)	$34.7	$37.0	$43.7	$42.6	$47.8
Percentage increase (decrease) in inventory per square foot	(6)%	(15)%	3%	(11)%	6%
Working capital	$1,847	$1,653	$2,757	$3,297	$4,062
Total long-term debt and senior convertible notes, less current maturities (d)	$—	$50	$188	$513	$1,886
Stockholders’ equity	$4,387	$4,274	$5,174	$5,425	$4,936

Other Data ($ and square footage in millions)
Purchases of property and equipment	$431	$682	$572	$600	$419
Acquisition of business, net of cash acquired (e)	$142	$—	$—	$—	$—
Number of store locations opened	101	214	194	198	130
Number of store locations closed	119	178	116	139	158
Number of store locations open at year-end	3,149	3,167	3,131	3,053	2,994
Percentage decrease in comparable store sales (52-week basis)	(12)%	(4)%	(7)%	(5)%	—
Square footage of store space at year-end (f)	39.5	39.6	38.7	37.7	36.6
Percentage increase (decrease) in square feet (f)	(0.3)%	2.3%	2.7%	3.0%	0.3%
Number of employees at year-end	134,000	141,000	154,000	153,000	152,000

16      GAP INC. FORM 10-K

(a)	Operating margin includes the loss on early retirement of debt of $105 million for fiscal 2004.

(b)	A dividend of $0.0222 per share declared in the fourth quarter of fiscal 2004 was paid in the first quarter of fiscal 2005.

(c)	Based on year-end inventory balance and store square footage. Excludes inventory related to our Direct segment and wholesale and franchise businesses. Also excludes inventory and square footage related to the discontinued operation of Forth & Towne.

(d)	For fiscal 2008, 2007, and 2006, reduction due to repayment of long-term debt and reclassification into current maturities of long-term debt. Fiscal 2005 reduction due primarily to the March 2005 redemption of our Senior Convertible Notes of $1.4 billion.

(e)	In September 2008, we acquired all of the outstanding capital stock of Athleta, Inc., a women’s sports and active apparel company, for an aggregate purchase price of $148 million.

(f)	Excludes square footage related to the discontinued operation of Forth & Towne.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at www.gap.com, www.oldnavy.com, www.bananarepublic.com, www.piperlime.com, and www.athleta.com. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

In September 2008, we acquired all of the outstanding capital stock of Athleta, Inc. (“Athleta”), a women’s sports and active apparel company based in Petaluma, California, for an aggregate purchase price of $148 million. The acquisition will allow us to enhance our presence in the growing women’s active apparel sector in the United States. We believe this acquisition complements our brands and allows us to leverage our online platform to expand into this significant retail sector. See Note 3 of Notes to the Consolidated Financial Statements.

We identify our operating segments according to how our business activities are managed and evaluated. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments: Stores and Direct.

Fiscal 2008 and 2007 had 52 weeks versus 53 weeks in fiscal 2006. Net sales numbers for the fourth quarter and year for fiscal 2006 include this additional week; however, comparable store sales calculations exclude the 53rd week.

Financial highlights include:

•	Net sales for fiscal 2008 were $14.5 billion compared with $15.8 billion for fiscal 2007, and comparable store sales decreased 12 percent compared with a decrease of 4 percent last year.

•	Net earnings for fiscal 2008 increased 16 percent to $967 million, or $1.34 per share on a diluted basis, compared with $833 million, or $1.05 per share on a diluted basis for fiscal 2007.

•

Net earnings from continuing operations for fiscal 2008 increased 12 percent to $967 million, or $1.34 per share on a diluted basis, compared with $867 million, or $1.09 per share on a diluted basis for fiscal 2007.

•

Our Direct sales for fiscal 2008 increased 14 percent to $1.0 billion, compared with $903 million for fiscal 2007. Our Direct segment includes our online business and, beginning in September 2008 with the acquisition of Athleta, our catalog business.

•	We generated cash flows from operating activities of $1.4 billion during fiscal 2008. Our capital expenditures in fiscal 2008 were $431 million.

•

In fiscal 2008, we generated free cash flow of $981 million compared with free cash flow of $1.4 billion in fiscal 2007. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

•

We repurchased approximately 46 million shares of our common stock for a total of $745 million under our share repurchase program in fiscal 2008. We also declared and paid a cash dividend of $0.34 per share in fiscal 2008.

•	We opened 101 new stores and closed 119 stores in fiscal 2008.

18      GAP INC. FORM 10-K

Macroeconomic conditions deteriorated in the third quarter of fiscal 2008 and continued in the fourth quarter. Net sales for the fourth quarter of fiscal 2008 were down 13 percent from the prior year comparable period. Despite this, our cash flow generation remains healthy and we have a strong balance sheet. As of January 31, 2009, cash, cash equivalents, and restricted cash were $1.8 billion and long-term debt of $50 million, classified as current, was repaid in March 2009. We believe our cash balances and cash flows from operations will be sufficient for the foreseeable future. During this challenging economic environment we are focused on the following priorities:

•	consistently delivering product that aligns with our target customers;

•	improving customer experience and continuing to invest in the store fleet in a manner that supports improvement in return on invested capital;

•	managing inventory to support a healthy merchandise margin;

•	maintaining a focus on cost management; and

•	generating strong free cash flow.

Results of Operations

Net Sales

Net Sales by Brand, Region, and Reportable Segment

Net sales primarily consist of retail sales, online sales, and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand. Fiscal years ended January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) had 52 weeks. Fiscal year ended February 3, 2007 (fiscal 2006) had 53 weeks. Net sales numbers for the fourth quarter and year for fiscal 2006 include this additional week; however, comparable store sales calculations exclude the 53rd week. Net sales for the additional week in fiscal 2006 were approximately $200 million.

We identify our operating segments according to how our business activities are managed and evaluated. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments: Stores and Direct.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) Fiscal Year 2008	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$3,840	$4,840	$2,221	$—	$10,901
Canada	329	392	146	—	867
Europe	724	—	23	33	780
Asia	732	—	101	47	880
Other Regions	—	—	—	68	68

Total Stores reportable segment	5,625	5,232	2,491	148	13,496
Direct reportable segment (2)	333	475	145	77	1,030

Total	$5,958	$5,707	$2,636	$225	$14,526

Sales Growth (Decline)	(5)%	(14)%	(3)%	84%	(8)%

Fiscal Year 2007	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$4,146	$5,776	$2,351	$—	$12,273
Canada	364	461	147	—	972
Europe	822	—	—	5	827
Asia	613	—	89	36	738
Other Regions	—	—	—	50	50

Total Stores reportable segment	5,945	6,237	2,587	91	14,860
Direct reportable segment (2)	308	428	136	31	903

Total	$6,253	$6,665	$2,723	$122	$15,763

Sales Growth (Decline)	(4)%	(2)%	7%	213%	(1)%

Fiscal Year 2006	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$4,494	$6,042	$2,251	$—	$12,787
Canada	379	442	119	—	940
Europe	792	—	—	1	793
Asia	581	—	61	7	649
Other Regions	—	—	—	24	24

Total Stores reportable segment	6,246	6,484	2,431	32	15,193
Direct reportable segment (2)	261	345	117	7	730

Total	$6,507	$6,829	$2,548	$39	$15,923

Sales Growth (Decline)	(5)%	—	11%	56%	(1)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. Direct includes Athleta beginning September 2008.

(3)	Other includes our wholesale business, franchise business, Piperlime, and, beginning September 2008, Athleta.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company for fiscal 2008 and 2007 are as follows:

	Fiscal Year
	2008	2007
Gap North America	(8)%	(5)%
Old Navy North America	(17)%	(7)%
Banana Republic North America	(10)%	1%
International	(4)%	(1)%
The Gap, Inc.	(12)%	(4)%

20      GAP INC. FORM 10-K

The comparable store sales calculation excludes sales from our Direct reportable segment and our wholesale and franchise businesses. Outlet comparable store sales are reflected within the respective results of each brand.

A store is included in comparable store sales (“Comp”) when it has been open for at least 12 months and the square footage has not changed by 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when it has been open for less than 12 months or it has changed its square footage by 15 percent or more within the past year. Non-store sales such as online and catalog revenues are also considered Non-comp.

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

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	Fiscal Year
	2008	2007	2006
Net sales per average square foot (1)	$336	$376	$395

(1)	Excludes net sales associated with the Direct segment and our wholesale and franchise businesses. Computation also excludes net sales and average square footage associated with the discontinued operation of Forth & Towne.

Store count, openings, closings, and square footage for our wholly owned stores are as follows:

	February 2, 2008	Fiscal 2008		January 31, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,249	13	69	1,193	11.8
Gap Europe	173	9	9	173	1.5
Gap Asia	110	8	5	113	1.0
Old Navy North America	1,059	34	26	1,067	20.1
Banana Republic North America	555	28	10	573	4.9
Banana Republic Asia	21	6	—	27	0.2
Banana Republic Europe	—	3	—	3	—

Total	3,167	101	119	3,149	39.5

Decrease over prior year				(0.6%)	(0.3%)

	February 3, 2007	Fiscal 2007		February 2, 2008
	Number of Store Locations (2)	Number of Stores Opened (1)	Number of Stores Closed (1) (2)	Number of Store Locations	Square Footage (in millions)
Gap North America	1,293	29	73	1,249	12.2
Gap Europe	168	12	7	173	1.5
Gap Asia	105	9	4	110	1.1
Old Navy North America	1,012	113	66	1,059	20.0
Banana Republic North America	521	43	9	555	4.7
Banana Republic Asia	13	8	—	21	0.1
Banana Republic Europe	—	—	—	—	—

Total	3,112	214	159	3,167	39.6

Increase over prior year (2)				1.8%	2.3%

(1)	Includes conversion of 45 Old Navy Outlet stores to Old Navy.

(2)	Excludes store locations, number of stores closed, and square footage associated with the discontinued operation of Forth & Towne.

Outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, Latin America, and the Middle East. There were 121 and 68 franchise stores that were open as of January 31, 2009 and February 2, 2008, respectively.

Net Sales Discussion

Our fiscal 2008 net sales decreased $1.2 billion, or 8 percent, compared with fiscal 2007 primarily due to a decrease in net sales of $1.4 billion related to our Stores reportable segment offset by an increase in net sales of $127 million related to our Direct reportable segment.

•

For the Stores reportable segment, our fiscal 2008 net sales decreased $1.4 billion, or 9 percent, compared with fiscal 2007. The decrease was primarily due to a decline in net sales at all of our brands due to the weakening retail environment and declines in traffic, offset by an increase in net sales from our franchise business, and the favorable impact of foreign exchange of $19 million. The foreign exchange impact is the translation impact if fiscal 2007 sales were translated at fiscal 2008 exchange rates.

•

For the Direct reportable segment, our fiscal 2008 net sales increased $127 million, or 14 percent, compared with fiscal 2007 due to the growth in our online business across all brands and the acquisition of Athleta in September 2008.

Our fiscal 2007 net sales decreased $160 million, or 1 percent, compared with fiscal 2006 primarily due to a decrease in net sales of $333 million related to our Stores reportable segment offset by an increase in net sales of $173 million related to our Direct reportable segment.

•

For the Stores reportable segment, our fiscal 2007 net sales decreased $333 million, or 2 percent, compared with fiscal 2006. The decrease was primarily due to a decline in net sales at Old Navy and Gap, offset by an increase in net sales at Banana Republic, our franchise business, and the favorable impact of foreign exchange of $146 million. The foreign exchange impact is the translation impact if fiscal 2006 sales were translated at fiscal 2007 exchange rates. Note that fiscal 2006 consisted of 53 weeks and the additional week contributed approximately $200 million of net sales.

•	For the Direct reportable segment, our fiscal 2007 net sales increased $173 million, or 24 percent, compared with fiscal 2006 primarily due to the growth in our online business across all brands.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	rent, occupancy, depreciation, amortization, common area maintenance, real estate taxes, and utilities related to store operations, distribution centers, and certain corporate functions.

22      GAP INC. FORM 10-K

The classification of these expenses varies across the retail industry.

	Fiscal Year
($ in millions)	2008	2007	2006
Cost of Goods Sold and Occupancy Expenses	$9,079	$10,071	$10,266
Gross Profit	$5,447	$5,692	$5,657
Cost of Goods Sold and Occupancy Expenses as a Percentage of Net Sales	62.5%	63.9%	64.5%
Gross Margin	37.5%	36.1%	35.5%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.4 percentage points in fiscal 2008 compared with fiscal 2007. Cost of goods sold decreased $1.1 billion, or 3.1 percentage points as a percentage of net sales, in fiscal 2008 compared with fiscal 2007. Occupancy expenses increased $60 million, or 1.7 percentage points as a percentage of net sales, in fiscal 2008 compared with fiscal 2007.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.4 percentage points in fiscal 2008 compared with fiscal 2007. Cost of goods sold decreased 3.3 percentage points as a percentage of net sales in fiscal 2008 compared with fiscal 2007. The decrease was driven by higher margins achieved for both regular price and marked down merchandise primarily as a result of reduced cost of merchandise from our cost management efforts. Occupancy expenses increased 1.9 percentage points as a percentage of sales in fiscal 2008 compared with fiscal 2007 primarily driven by lower net sales in fiscal 2008 and, to a lesser extent, an increase in certain occupancy expenses.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales increased 0.9 percentage points in fiscal 2008 compared with fiscal 2007. Cost of goods sold as a percentage of net sales was relatively flat in fiscal 2008 compared with fiscal 2007. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.7 percentage points as a percentage of sales in fiscal 2008 compared with fiscal 2007 primarily driven by higher depreciation expense for new information technology systems and applications.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.6 percentage points in fiscal 2007 compared with fiscal 2006. Cost of goods sold decreased $307 million, or 1.4 percentage points as a percentage of net sales, in fiscal 2007 compared with fiscal 2006. Occupancy expenses increased $112 million, or 0.8 percentage points as a percentage of net sales, in fiscal 2007 compared with fiscal 2006.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.4 percentage points in fiscal 2007 compared with fiscal 2006. Cost of goods sold decreased 1.5 percentage points as a percentage of net sales in fiscal 2007 compared with fiscal 2006. The decrease was primarily driven by an increase in selling at regular price and a higher margin achieved for marked down merchandise. Occupancy expenses increased 1.1 percentage points as a percentage of net sales in fiscal 2007 compared with fiscal 2006.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.3 percentage points in fiscal 2007 compared with fiscal 2006. Cost of goods sold decreased 0.7 percentage points as a percentage of net sales in fiscal 2007 compared with fiscal 2006 primarily driven by the write-off of discontinued merchandise in fiscal 2006 that did not occur in fiscal 2007. Occupancy expenses, consisting primarily of depreciation and amortization expense, decreased 0.6 percentage points as a percentage of sales in fiscal 2007 compared with fiscal 2006 primarily driven by higher net sales.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for corporate facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

	Fiscal Year
($ in millions)	2008	2007	2006
Operating Expenses	$3,899	$4,377	$4,432
Operating Expenses as a Percentage of Net Sales	26.8%	27.8%	27.8%
Operating Margin	10.7%	8.3%	7.7%

Operating expenses decreased $478 million, or 1.0 percent as a percentage of net sales, in fiscal 2008 compared with fiscal 2007 primarily due to the following:

•	$195 million in decreased corporate and divisional overhead expenses, primarily related to bonus, payroll, and employee benefits;

•	$141 million in decreased store payroll and benefits;

•	$88 million in decreased store-related expenses associated with fewer remodels, fewer fixture rollouts, and less packaging and supplies; and

•	$41 million in decreased marketing expenses, primarily for Gap and Old Navy.

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

24      GAP INC. FORM 10-K

The remaining decrease is due to lower payroll and other expenses across the organization.

Interest Expense

	Fiscal Year
($ in millions)	2008	2007	2006
Interest Expense	$1	$26	$41

The decrease in interest expense for fiscal 2008 compared with fiscal 2007 was primarily due to the maturity of our $326 million, 6.90 percent notes repaid in September 2007 and the reduction of interest accruals resulting primarily from foreign tax audits occurring in fiscal 2008.

The decrease of $15 million in interest expense for fiscal 2007, compared with fiscal 2006, was primarily due to the maturity of our $326 million, 6.90 percent notes repaid in September 2007 and the reduction of interest accruals resulting from the resolutions of tax audits and outstanding tax contingencies completed in fiscal 2007.

Interest Income

	Fiscal Year
($ in millions)	2008	2007	2006
Interest Income	$37	$117	$131

Interest income is earned on our cash, cash equivalents, and short-term investments. The decreases in interest income for fiscal 2008 compared with fiscal 2007 and fiscal 2007 compared with fiscal 2006 were primarily due to lower interest rates and lower average balances of cash, cash equivalents, and short-term investments.

Income Taxes

	Fiscal Year
($ in millions)	2008	2007	2006
Income Taxes	$617	$539	$506
Effective Tax Rate	39.0%	38.3%	38.5%

The increase in the effective tax rate in fiscal 2008 from fiscal 2007 was primarily driven by the impact of changes in 2007 in state tax laws and a change in the mix of earnings, with a higher relative percentage of fiscal 2008 earnings occurring in jurisdictions that impose the highest relative tax rates.

The decrease in the effective tax rate in fiscal 2007 from fiscal 2006 was primarily driven by the impact of changes in state tax laws.

We currently expect the fiscal 2009 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

Loss from Discontinued Operation, Net of Income Tax Benefit

Loss from discontinued operation relates to the Forth & Towne brand, whose stores were closed by the end of June 2007. Loss from the discontinued operation of Forth & Towne, net of income tax benefit, was $34 million and $31 million for fiscal 2007 and fiscal 2006, respectively.

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

We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 31, 2009	February 2, 2008	February 3, 2007
Cash, cash equivalents, short-term investments, and restricted cash	$1,756	$1,939	$2,644
Debt	$50	$188	$513
Working capital (a)	$1,847	$1,653	$2,757
Current ratio (a)	1.86:1	1.68:1	2.21:1

(a)	Our working capital and current ratio calculations include restricted cash.

Our working capital and current ratio as of January 31, 2009 increased compared with February 2, 2008 primarily due to decreases in accrued expenses and other current liabilities. See Cash Flows from Operating Activities below.

As of January 31, 2009, cash, cash equivalents, and restricted cash were $1.8 billion and long-term debt of $50 million, classified as current, was repaid in March 2009. Our cash flow generation remains healthy and our cash position remains strong. We believe that current cash balances and cash flows from our operations will be adequate to support our business operations, capital expenditures, and the payment of dividends. We are also able to supplement the near-term liquidity, if necessary, with the existing $500 million revolving credit facility.

Cash Flows from Operating Activities

In fiscal 2008, net cash provided by operating activities decreased $669 million compared with fiscal 2007 primarily due to the following:

•	an increased balance in accounts payable in fiscal 2007 due to the change in vendor payment terms;

•	a higher payout during the first quarter of fiscal 2008 related to the fiscal 2007 bonus compared with the prior year comparable period;

•	a decrease in the gift card, gift certificate, and voucher liability due to more redemptions than issuances in fiscal 2008, compared with more issuances than redemptions in fiscal 2007;

•	decreases in accrued liabilities and other current liabilities related to information technology projects and advertising expenses; offset by

•	higher net earnings in fiscal 2008 compared with fiscal 2007.

For fiscal 2007, net cash provided by operating activities increased $831 million compared with fiscal 2006, primarily due to the following:

•	higher net earnings in fiscal 2007 compared with fiscal 2006;

•	a decrease in inventory purchases as a result of our continued focus on inventory management;

•	an increase in accounts payable due to a change in vendor payment terms; and

•	lower income taxes paid in fiscal 2007 compared with fiscal 2006.

Inventory management remains an area of focus. We continue to execute against our strategy of managing inventory levels in a manner that supports healthy merchandise margins. As a result, inventory per square foot at January 31, 2009 was $34.7 compared with inventory per square foot of $37.0 at February 2, 2008 and $43.7 at February 3, 2007.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the holiday period. During fiscal 2008, 2007, and 2006, the holiday period accounted for 21 percent, 22 percent, and 21 percent, respectively, of our annual net sales. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

26      GAP INC. FORM 10-K

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities for fiscal 2008 increased $124 million compared with fiscal 2007 primarily due to the following:

•	$217 million less net maturities of short-term investments in fiscal 2008 compared with fiscal 2007;

•	$142 million, which is net of cash acquired, used for the acquisition of Athleta in fiscal 2008; offset by

•	$251 million less purchases of property and equipment in fiscal 2008 compared with fiscal 2007.

Net cash used for investing activities for fiscal 2007 increased $124 million compared with fiscal 2006 primarily due to $110 million more purchases of property and equipment in fiscal 2007 compared with fiscal 2006.

For fiscal 2009, we expect capital expenditures to be about $350 million. We expect to open about 50 new store locations and to close about 100 store locations. As a result, we expect net square footage to decrease about 2 percent for fiscal 2009.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock, dividend payments, and the repayment of debt, while cash inflows typically consist of proceeds from share-based compensation. Net cash used for financing activities for fiscal 2008 decreased $1.1 billion compared with fiscal 2007 primarily due to the following:

•	$995 million less repurchases of common stock in fiscal 2008 compared with fiscal 2007;

•	$188 million less repayments of long-term debt in fiscal 2008 compared with fiscal 2007; offset by

•	$50 million less cash inflows from share-based compensation in fiscal 2008 compared with fiscal 2007.

Net cash used for financing activities for fiscal 2007 increased $1.0 billion compared with fiscal 2006 primarily due to the following:

•	$650 million more repurchases of common stock in fiscal 2007 compared with fiscal 2006; and

•	$326 million more repayments of long-term debt in fiscal 2007 compared with fiscal 2006.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2008	2007	2006
Net cash provided by operating activities	$1,412	$2,081	$1,250
Less: Purchases of property and equipment	(431)	(682)	(572)

Free cash flow	$981	$1,399	$678

Debt

The following discussion should be read in conjunction with Note 5 of Notes to the Consolidated Financial Statements.

Our $50 million notes payable with a fixed interest rate of 6.25 percent per annum was classified as current maturities of long-term debt in the Consolidated Balance Sheet as of January 31, 2009 and was repaid in March 2009. In connection with this debt, we had a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. We also settled the cross-currency interest rate swap in March 2009 and in connection with this settlement, we received, subsequent to January 31, 2009, $19 million as a return of collateral, which was classified as restricted cash in the Consolidated Balance Sheet as of January 31, 2009.

In December 2008, we paid the remaining $138 million related to the maturity of our 8.80 percent notes payable and in September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable.

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Over the past three years, we have migrated most of our merchandise vendors to open account payment terms. As of January 31, 2009, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements, with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. In addition, we have an $8 million revolving credit facility available for Athleta which is exclusively being used for the issuance of trade letters of credit to support its merchandise purchases. As of January 31, 2009, we had $83 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 31, 2009, there were no borrowings under the Facility. The net availability of the Facility, reflecting $56 million of outstanding standby letters of credit, was $444 million as of January 31, 2009.

The Facility and letter of credit agreements contain financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the Facility and letter of credit agreements, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We increased our annual dividend, which had been $0.32 per share for fiscal 2007 and 2006, to $0.34 per share for fiscal 2008. We intend to maintain our annual dividend at $0.34 per share for fiscal 2009.

28      GAP INC. FORM 10-K

Share Repurchase Program

Since the beginning of fiscal 2004, the Company has repurchased approximately 340 million shares for $6.5 billion. In fiscal 2006, the Board of Directors authorized share repurchases of $1.3 billion, which were fully utilized in fiscal 2006 and 2007. In August 2007, the Board of Directors authorized $1.5 billion for share repurchases which was fully utilized in fiscal 2007. In February 2008, our Board of Directors authorized $1 billion for share repurchases, of which $745 million was utilized through January 31, 2009. In connection with the fiscal 2007 and 2008 authorizations, we entered into purchase agreements with individual members of the Fisher family. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from Fisher family members (related party transactions) under these purchase agreements. The shares are purchased at the same weighted-average market price that we are paying for share repurchases in the open market. During fiscal 2008, we repurchased approximately 46 million shares for $745 million, including commissions, at an average price per share of $16.36. Approximately 7 million shares were repurchased for $117 million from the Fisher family. All except $40 million of total share repurchases were paid for as of January 31, 2009. Of the $40 million accrual, $21 million was payable to Fisher family members as of January 31, 2009.

During fiscal 2007, we repurchased approximately 89 million shares for $1.7 billion, including commissions, at an average price per share of $19.05. Approximately 13 million shares were repurchased for $249 million from the Fisher family. All of the share repurchases were paid for as of February 2, 2008. In fiscal 2006, we repurchased approximately 58 million shares for $1.1 billion, including commissions, at an average price per share of $17.97.

Contractual Cash Obligations

We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of January 31, 2009. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Amounts reflected in Consolidated Balance Sheet:
Debt (a)	$50	$—	$—	$—	$50
Liabilities for unrecognized tax benefits (b)	3	—	—	—	3
Other cash obligations not reflected in Consolidated Balance Sheet:
Operating leases (c)	1,069	1,639	906	1,080	4,694
Purchase obligations and commitments (d)	1,901	284	208	194	2,587

Total contractual cash obligations	$3,023	$1,923	$1,114	$1,274	$7,334

(a)	Represents principal maturities, net of unamortized discount, excluding interest. See Note 5 of Notes to the Consolidated Financial Statements.

(b)	The table above excludes $128 million of long-term liabilities under the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” as we are not able to reasonably estimate when cash payments of the long-term liabilities for unrecognized tax benefits will occur. The amount is included in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of January 31, 2009.

(c)	Maintenance, insurance, taxes, and contingent rent obligations are excluded. See Note 11 of Notes to the Consolidated Financial Statements for discussion of our operating leases.

(d)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

Commercial Commitments

We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $58 million (of which $56 million was issued under the revolving credit facility lines), surety bonds of $38 million, and bank guarantees of $4 million outstanding at January 31, 2009.

Amounts Reflected in the Consolidated Balance Sheet

We have other long-term liabilities reflected in the Consolidated Balance Sheet, including deferred income taxes. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be paid in fiscal 2009 that are included in current liabilities.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)

The majority of our contractual obligations are made up of operating leases for our stores. Commitments for operating leases represent future minimum lease payments under non-cancelable leases. In accordance with accounting principles generally accepted in the United States of America, our operating leases are not recorded in the Consolidated Balance Sheet; however, the minimum lease payments related to these leases are disclosed in Note 11 of Notes to the Consolidated Financial Statements.

Purchase obligations include our non-exclusive services agreement with International Business Machines Corporation (“IBM”) to operate certain aspects of our information technology structure. The agreement was amended March 2, 2009. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. Based on the current projection of service needs, we expect to pay approximately $741 million to IBM over the remaining term of the contract.

We have assigned certain store and corporate facility leases to third parties as of January 31, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation. We account for these guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” The maximum potential amount of future lease payments we could be required to make is approximately $33 million as of January 31, 2009. The carrying amount of the liability related to the guarantees was not material as of January 31, 2009.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

30      GAP INC. FORM 10-K

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

Merchandise Inventory

We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We value inventory at the lower of cost or market (“LCM”) and record a reserve when future estimated selling price is less than cost. Our LCM reserve calculation requires management to make assumptions to estimate the amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCM or inventory shortage reserves. However, if estimates regarding consumer demand are inaccurate or actual physical inventory shortage differs significantly from our estimate, our operating results could be affected. We have not made any material changes in the accounting methodology used to calculate our LCM or inventory shortage reserves in the past three fiscal years.

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets

In accordance with FASB Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets, including lease rights, key money, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. For assets that are identified as potentially being impaired, if the undiscounted future cash flows of the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the asset’s fair value. The fair value of the asset is estimated based on discounted future cash flows of the assets using a discount rate commensurate with the risk. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded charges for the impairment of long-lived assets of $5 million, $42 million, and $32 million for fiscal 2008, 2007, and 2006, respectively. The impairment charge in fiscal 2007 and 2006 included $29 million and $3 million, respectively, related to the discontinued operation of Forth & Towne.

In connection with the acquisition of Athleta in September 2008, we allocated $99 million of the purchase price to goodwill and $54 million to trade name. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” we review the carrying value of goodwill and the trade name for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment considering present economic conditions as well as future expectations. The fair value of the reporting unit used to test goodwill for impairment and the fair value of the trade name are estimated using the income approach. This approach requires management to make assumptions and to apply judgment, including forecasting future sales and expenses which can be affected by economic conditions and other factors that can be difficult to predict. We did not recognize any impairment charges for our goodwill or other intangible assets in fiscal 2008, 2007, or 2006.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate impairment losses of long-lived assets, goodwill, and intangible assets. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to losses that could be material.

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, and employee related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. Any actuarial projection of losses is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, health care costs, and claim settlement patterns. Historically, actual results for estimated losses have not differed materially from our estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Revenue Recognition

While revenue recognition does not involve significant judgment, it represents an important accounting policy for the Company. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For store sales, revenue is recognized when the customer receives and pays for the merchandise at the register, primarily with either cash or credit card. For sales from our online and catalog business, revenue is recognized at the time we estimate the customer receives the merchandise. We record an allowance for estimated returns based on estimated gross profit using our historical return patterns and various other assumptions that management believes to be reasonable. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate future sales returns in the past three fiscal years.

Unredeemed Gift Cards, Gift Certificates, and Vouchers

Upon the purchase of a gift card or issuance of a gift certificate or voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and vouchers based on historical redemption patterns. Breakage income is recorded as other income,

32      GAP INC. FORM 10-K

which is a component of operating expenses in the Consolidated Statements of Earnings when it can be determined that the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed portion to relevant jurisdictions. During fiscal 2006, we changed our estimate of the elapsed time for recording breakage income associated with unredeemed gift cards to three years from our prior estimate of five years and, as a result, recorded $31 million of other income in fiscal 2006. For gift certificates and vouchers, we recognize breakage income after five years.

Income Taxes

We record a valuation allowance against our deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of earnings, changes in the expected outcome of audits or changes in the deferred tax valuation allowance.

At any point in time, many tax years are subject to or in the process of audit by various taxing authorities. To the extent that our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions, in accordance with FIN 48. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits.

Recent Accounting Pronouncements

See Note 1 of Notes to the Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial position, statement of cash flows and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany loans and balances denominated in currencies other than the functional currency of the entity holding or issuing the intercompany loan or balance. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during fiscal 2008 were U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. Additional information is presented in Note 8 of Notes to the Consolidated Financial Statements. The derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair value as of the balance sheet dates.

We have performed a sensitivity analysis as of January 31, 2009 and February 2, 2008, based on a model that measures the impact of a hypothetical 10 percent adverse change in the level of foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying exposure, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect at January 31, 2009 and February 2, 2008. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have had an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $34 million at January 31, 2009 and $37 million at February 2, 2008.

We do not have significant exposure to interest rate fluctuations on our borrowings. We use a cross-currency interest rate swap to swap the interest and principal payable of the $50 million debt of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. This debt was repaid in March 2009. The fair value of this debt was $49 million and $51 million as of January 31, 2009 and February 2, 2008, respectively and classified as current maturities of long-term debt on the Consolidated Balance Sheet as of January 31, 2009. In connection with the repayment of $50 million related to the maturity of this debt, we settled the corresponding cross-currency interest rate swap in March 2009.

In addition, we invest in fixed and variable income investments classified as cash, cash equivalents, and short-term investments. Our cash, cash equivalents, and short-term investments are placed primarily in treasury and prime money market funds, domestic commercial paper, and bank securities. Our cash equivalents and short-term investments are stated at amortized cost, which approximates fair market value due to the short maturities of these instruments. An increase in interest rates of 10 percent would not have a material impact on the value of these investments. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $37 million, $117 million, and $131 million in fiscal 2008, 2007, and 2006, respectively.

34      GAP INC. FORM 10-K

Item 8. Financial Statements and Supplementary Data.

THE GAP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on February 4, 2007.

/s/    Deloitte & Touche LLP

San Francisco, California

March 27, 2009

36      GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 31, 2009	February 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,715	$1,724
Short-term investments	—	177
Restricted cash	41	38
Merchandise inventory	1,506	1,575
Other current assets	743	572

Total current assets	4,005	4,086
Property and equipment, net	2,933	3,267
Other long-term assets	626	485

Total assets	$7,564	$7,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$50	$138
Accounts payable	975	1,006
Accrued expenses and other current liabilities	1,076	1,259
Income taxes payable	57	30

Total current liabilities	2,158	2,433

Long-term liabilities:
Long-term debt	—	50
Lease incentives and other long-term liabilities	1,019	1,081

Total long-term liabilities	1,019	1,131

Commitments and contingencies (see Notes 11 and 15)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,105 and 1,100 shares; Outstanding 694 and 734 shares	55	55
Additional paid-in capital	2,895	2,783
Retained earnings	9,947	9,223
Accumulated other comprehensive earnings	123	125
Treasury stock, at cost (411 and 366 shares)	(8,633)	(7,912)

Total stockholders’ equity	4,387	4,274

Total liabilities and stockholders’ equity	$7,564	$7,838

See Notes to the Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Year
($ and shares in millions except per share amounts)	2008	2007	2006
Net sales	$14,526	$15,763	$15,923
Cost of goods sold and occupancy expenses	9,079	10,071	10,266

Gross profit	5,447	5,692	5,657
Operating expenses	3,899	4,377	4,432

Operating income	1,548	1,315	1,225
Interest expense	1	26	41
Interest income	(37)	(117)	(131)

Earnings from continuing operations before income taxes	1,584	1,406	1,315
Income taxes	617	539	506

Earnings from continuing operations, net of income taxes	967	867	809
Loss from discontinued operation, net of income tax benefit	—	(34)	(31)

Net earnings	$967	$833	$778

Weighted-average number of shares—basic	716	791	831
Weighted-average number of shares—diluted	719	794	836

Basic earnings per share:
Earnings from continuing operations, net of income taxes	$1.35	$1.10	$0.97
Loss from discontinued operation, net of income tax benefit	—	(0.05)	(0.03)

Net earnings per share	$1.35	$1.05	$0.94

Diluted earnings per share:
Earnings from continuing operations, net of income taxes	$1.34	$1.09	$0.97
Loss from discontinued operation, net of income tax benefit	—	(0.04)	(0.04)

Net earnings per share	$1.34	$1.05	$0.93

Cash dividends declared and paid per share	$0.34	$0.32	$0.32

See Notes to the Consolidated Financial Statements

38      GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings	Deferred Compensation	Treasury Stock		Total	Comprehensive Earnings
($ and shares in millions except per share amounts)	Shares	Amount					Shares	Amount
Balance at January 28, 2006	1,079	$54	$2,402	$8,133	$51	$(5)	(222)	$(5,210)	$5,425
Net earnings				778					778	$778
Foreign currency translation					10				10	10
Change in fair value of derivative financial instruments, net of tax of $10					15				15	15
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of ($1)					1				1	1
Issuance of common stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	14	1	162						163
Tax benefit from exercise of stock options and vesting of stock units			25						25
Amortization of share-based compensation, net of estimated forfeitures			47						47
Reversal of deferred compensation upon implementation of SFAS 123(R)			(5)			5			—
Repurchases of common stock							(58)	(1,050)	(1,050)
Reissuance of treasury stock			—				1	25	25
Cash dividends				(265)					(265)

Balance at February 3, 2007	1,093	55	2,631	8,646	77	—	(279)	(6,235)	5,174	$804

Net earnings				833					833	$833
Foreign currency translation					84				84	84
Change in fair value of derivative financial instruments, net of tax benefit of ($17)					(18)				(18)	(18)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $11					(18)				(18)	(18)
Cumulative effect of adoption of FIN 48				(4)					(4)
Issuance of common stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	7	—	93						93
Tax benefit from exercise of stock options and vesting of stock units			8						8
Amortization of share-based compensation, net of estimated forfeitures			49						49
Repurchases of common stock							(89)	(1,700)	(1,700)
Reissuance of treasury stock			2				2	23	25
Cash dividends				(252)					(252)

Balance at February 2, 2008	1,100	55	2,783	9,223	125	—	(366)	(7,912)	4,274	$881

Net earnings				967					967	$967
Foreign currency translation					(38)				(38)	(38)
Change in fair value of derivative financial instruments, net of tax of $14					15				15	15
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of ($13)					21				21	21
Issuance of common stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	5	—	52						52
Tax benefit from exercise of stock options and vesting of stock units			5						5
Amortization of share-based compensation, net of estimated forfeitures			56						56
Repurchases of common stock							(46)	(745)	(745)
Reissuance of treasury stock			(1)				1	24	23
Cash dividends				(243)					(243)

Balance at January 31, 2009	1,105	$55	$2,895	$9,947	$123	$—	(411)	$(8,633)	$4,387	$965

See Notes to the Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2008	2007	2006
Cash flows from operating activities:
Net earnings	$967	$833	$778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	568	547	530
Share-based compensation	55	52	54
Tax benefit from exercise of stock options and vesting of stock units	5	8	25
Excess tax benefit from exercise of stock options and vesting of stock units	(6)	(7)	(23)
Non-cash and other items	61	54	11
Deferred income taxes	10	(51)	(41)
Changes in operating assets and liabilities:
Merchandise inventory	51	252	(97)
Other current assets and other long-term assets	34	18	12
Accounts payable	(4)	199	(6)
Accrued expenses and other current liabilities	(284)	32	56
Income taxes payable, net of prepaid and other tax-related items	(94)	(4)	(102)
Lease incentives and other long-term liabilities	49	148	53

Net cash provided by operating activities	1,412	2,081	1,250

Cash flows from investing activities:
Purchases of property and equipment	(431)	(682)	(572)
Proceeds from sale of property and equipment	1	11	22
Purchases of short-term investments	(75)	(894)	(1,460)
Maturities of short-term investments	251	1,287	1,841
Acquisition of business, net of cash acquired	(142)	—	—
Change in restricted cash	(1)	7	11
Change in other long-term assets	(1)	(3)	8

Net cash used for investing activities	(398)	(274)	(150)

Cash flows from financing activities:
Payments of long-term debt	(138)	(326)	—
Proceeds from share-based compensation, net	75	125	190
Repurchases of common stock	(705)	(1,700)	(1,050)
Excess tax benefit from exercise of stock options and vesting of stock units	6	7	23
Cash dividends paid	(243)	(252)	(265)

Net cash used for financing activities	(1,005)	(2,146)	(1,102)

Effect of exchange rate fluctuations on cash	(18)	33	(3)

Net decrease in cash and cash equivalents	(9)	(306)	(5)
Cash and cash equivalents at beginning of period	1,724	2,030	2,035

Cash and cash equivalents at end of period	$1,715	$1,724	$2,030

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$17	$39	$40
Cash paid for income taxes during the period	$674	$535	$575

(a)	Depreciation and amortization is net of the amortization of lease incentives of $85 million, $88 million, and $84 million for fiscal 2008, 2007, and 2006, respectively.

See Notes to the Consolidated Financial Statements

40      GAP INC. FORM 10-K

Notes to Consolidated Financial Statements

For the Fiscal Years Ended January 31, 2009, February 2, 2008, and February 3, 2007

Note 1. Summary of Significant Accounting Policies

Organization

The Gap, Inc., a Delaware Corporation, is a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan, while our independent third-party franchisees own and operate stores in Asia, Europe, Latin America, and the Middle East under the Gap and Banana Republic brand names. Our U.S. customers can shop online at www.gap.com, www.oldnavy.com, www.bananarepublic.com, www.piperlime.com, and www.athleta.com.

In September 2008, we acquired all of the outstanding capital stock of Athleta, Inc. (“Athleta”), a women’s sports and active apparel company based in Petaluma, California, for an aggregate purchase price of $148 million. See Note 3 of Notes to Consolidated Financial Statements.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries (the “Company,” “we,” “our”). All intercompany transactions and balances have been eliminated.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years ended January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) consisted of 52 weeks. Fiscal year ended February 3, 2007 (fiscal 2006) consisted of 53 weeks, and the additional week contributed approximately $200 million of net sales. Net sales and operating expenses for the last fiscal month of fiscal 2006, which was a five-week period, were accounted for as a regular five-week month.

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

Cash and Cash Equivalents, Short-Term Investments, and Restricted Cash

Amounts in-transit from banks for customer credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents in the Consolidated Balance Sheets. The banks process the majority of these amounts within one to two business days.

All highly liquid investments with maturities of 91 days or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than 91 days and less than one year at the date of purchase are classified as short-term investments. Our short-term and cash equivalent investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Our cash, cash equivalents, and short-term investments are placed primarily in treasury and prime money market funds, domestic commercial paper, and bank securities. Our cash equivalents and short-term investments are stated at amortized cost, which approximates fair market value due to the short maturities of these instruments. Income related to these securities is reported as a component of interest income in the Consolidated Statements of Earnings.

Merchandise Inventory

Effective January 29, 2006 (the beginning of fiscal 2006), we changed our inventory flow assumption from the first-in, first-out (“FIFO”) method to the weighted-average cost method. The change in inventory accounting method did not have a material impact on the fiscal 2006 Consolidated Financial Statements.

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

Derivative Financial Instruments

We apply Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which establishes the accounting and reporting standards for derivative instruments and hedging activities. We record all derivative instruments in our Consolidated Balance Sheets at fair value. See Note 8 of Notes to the Consolidated Financial Statements.

Property and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of lease term or economic life, up to 15 years
Furniture and equipment	Up to 15 years
Buildings	39 years
Software	3 to 7 years

The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in operating expenses in the Consolidated Statements of Earnings. Maintenance and repairs are expensed as incurred.

Interest related to assets under construction is capitalized during the construction period up to the amount of interest expense actually incurred.

Lease Rights and Key Money

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can potentially be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Lease rights and key money are recorded at cost and are amortized over the corresponding lease term. Lease rights and key money are recorded in other long-term assets in the Consolidated Balance Sheets.

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, and employee related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially determined amounts, and accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions.

42      GAP INC. FORM 10-K

Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” and the FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements which, at the end of a lease, we are contractually obligated to remove in order to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions, if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets and is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Treasury Stock

We account for treasury stock under the cost method, using a FIFO flow assumption, and include treasury stock as a component of stockholders’ equity.

Revenue Recognition

We recognize revenue and the related cost of goods sold at the time the products are received by the customers in accordance with the provisions of Staff Accounting Bulletin No. (“SAB”) 101, “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. For sales from our online and catalog business, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product which is typically within a few days of shipment. Deferred revenue was $4 million as of January 31, 2009 and February 2, 2008. Amounts related to shipping and handling that are billed to customers are reflected in net sales and the related costs are reflected in cost of goods sold and occupancy expenses in the Consolidated Statements of Earnings. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Allowances for estimated returns are recorded based on estimated gross profit using our historical return patterns.

We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee. These sales are classified as net sales and the related cost of goods sold is classified as cost of goods sold and occupancy expenses in the Consolidated Statements of Earnings. We also receive royalties from these franchisees based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized when merchandise ownership is transferred to the franchisee and is classified as net sales in the Consolidated Statements of Earnings.

Classification of Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	rent, occupancy, depreciation, amortization, common area maintenance, real estate taxes, and utilities related to our store operations, distribution centers, and certain corporate functions.

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	advertising;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for corporate facilities; and

•	other expense (income).

The classification of the expenses noted above varies across the retail industry.

Rent Expense

Minimum rental expenses are recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. We also receive tenant allowances upon entering into certain store leases which are recorded as a short-term or long-term tenant allowance liability and amortized as a reduction to rent expense over the term of the lease. Future payments for maintenance, insurance, and taxes to which the Company is obligated are excluded from minimum lease payments.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount is reasonably estimable.

Impairment of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review the carrying value of long-lived assets, including lease rights, key money, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Assets are considered impaired if the estimated undiscounted future cash flows of the long-lived assets are less than the carrying value. For an impaired asset, we recognize a loss equal to the difference between the carrying value and the asset’s estimated fair value. The fair value of the assets is based on discounted future cash flows of the assets using a discount rate commensurate with the risk. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets.

Goodwill and Trade Name

In connection with the acquisition of Athleta in September 2008, we allocated $99 million of the purchase price to goodwill and $54 million to trade name. In accordance with SFAS 142, “Goodwill and Other Intangible Assets,”

44      GAP INC. FORM 10-K

goodwill and trade name have indefinite useful lives and, accordingly, are not amortized. Instead, we review the carrying value of goodwill and the trade name for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment considering present economic conditions as well as future expectations. The fair value of the reporting unit used to test goodwill for impairment and the fair value of the trade name are estimated using the income approach. This approach requires assumptions and judgment, including forecasting future sales and expenses. Goodwill and the trade name are recorded in other long-term assets in the Consolidated Balance Sheets.

Lease Losses

The decision to close or sublease a store, corporate facility, or distribution center can result in accelerated depreciation over the revised remaining useful life of the long-lived asset. In addition, we record a charge and corresponding sublease loss reserve for the net present value of the difference between the contractual rent obligations and the rate at which we expect to be able to sublease the properties. We estimate the reserve based on the status of our efforts to lease vacant office space and stores, a review of real estate market conditions, our projections for sublease income, and our assumptions regarding sublease commencement.

Advertising

Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Advertising expense was $435 million, $476 million, and $573 million in fiscal 2008, 2007, and 2006, respectively, and is included in operating expenses in the Consolidated Statements of Earnings.

Prepaid catalog expense consists of the cost to prepare, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is approximately five to seven months. Prepaid catalog expense was $3 million as of January 31, 2009 and is included in other current assets in the Consolidated Balance Sheet. There was no prepaid catalog expense as of February 2, 2008.

Share-Based Compensation

Share-based compensation expense for all share-based compensation awards granted after January 29, 2006 is determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), “Share-Based Payment.” We recognize share-based compensation cost net of estimated forfeitures over the vesting period of the share-based compensation awards. We estimate the forfeiture rate based on historical experience as well as expected future behavior. See Note 10 of Notes to Consolidated Financial Statements.

Unredeemed Gift Cards, Gift Certificates, and Vouchers

Upon the purchase of a gift card or issuance of a gift certificate or voucher, a liability is established for its cash value. The liability is relieved and income is recorded as net sales upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and vouchers based on historical redemption patterns. Breakage income is recorded as other income, which is a component of operating expenses in the Consolidated Statements of Earnings, when it can be determined that the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed portion to relevant jurisdictions. Our gift cards, gift certificates, and vouchers do not have expiration dates. In the second quarter of 2006, we changed our estimate of the elapsed time for recording breakage income associated with unredeemed gift cards to three years from our prior estimate of five years and, as a result, recorded $31 million of other income in fiscal 2006. For gift certificates and vouchers, we recognize breakage income after five years.

Credit Cards

We have credit card agreements (the “Agreements”) with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively the “Credit Cards”). Each private label credit card bears the logo of one of our brands and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of one of our brands and can be used any place that accepts VISA credit cards. A third-party financing company is the sole owner of the accounts issued under the Credit Card programs and this third-party absorbs the losses associated with non-payment by the cardholder and a portion of any fraudulent usage of the accounts. We receive cash from the third-party financing company in accordance with the Agreements and based on usage of the Credit Cards. We also receive cash from Visa U.S.A. Inc. in accordance with the Agreements and based on specified transactional fees. We recognize income when the amounts are fixed or determinable and collectibility is reasonably assured which is generally the time the actual usage of the Credit Cards or specified transaction occurs. The income is classified as a component of operating expenses in our Consolidated Statements of Earnings.

The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. The cost associated with reward certificates is accrued as the rewards are earned by the cardholder and is classified as cost of goods sold and occupancy expenses in the Consolidated Statements of Earnings.

Foreign Currency Translation

Our international subsidiaries primarily use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using the monthly average exchange rates in effect for the period in which the transactions occur. The resulting gains and losses from translation are classified as accumulated other comprehensive earnings in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Earnings. The amounts of gains and losses included in the Consolidated Statements of Earnings were a loss of $13 million, a gain of $4 million, and a loss of $4 million in fiscal 2008, 2007, and 2006, respectively, and included a gain of $51 million, a gain of $25 million, and a loss of $15 million in fiscal 2008, 2007, and 2006, respectively, for changes in the fair value and the settlements of certain derivative financial instruments.

Comprehensive Earnings

Comprehensive earnings is comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. The components of other comprehensive earnings consist of foreign currency translation gains and losses and changes in the fair value of derivative financial instruments, net of tax.

Income Taxes

Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109.” At any point in time, many tax years are subject to or in the process of audit by various taxing authorities. To the extent that our estimates of settlements change or the final tax outcome of these matters is different than the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

On February 4, 2007, the Company adopted FIN 48 which prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition issues. The cumulative effects of applying this interpretation have been recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to short-term and long-term income tax assets and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007. The Company recognizes

46      GAP INC. FORM 10-K

interest related to unrecognized tax benefits in interest expense and penalties related to unrecognized tax benefits in operating expenses in the Consolidated Statements of Earnings.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 is applied under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. We adopted the provisions of SFAS 157 effective February 3, 2008, except for certain non-financial assets and liabilities for which the effective date has been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” The major categories of the remaining assets and liabilities that are measured at fair value on a non-recurring basis, for which we have not yet applied the provisions of SFAS 157, are as follows: asset retirement obligations, sublease loss reserves, and impaired long-lived assets, goodwill, and intangible assets. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on the Consolidated Financial Statements and related disclosures for the remaining assets and liabilities, effective in the first quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) establishes principles and requirements for recognizing and measuring assets acquired and liabilities assumed in a business combination. SFAS 141(R) also provides guidance for recognizing and measuring goodwill acquired in a business combination, and requires an acquiring entity to disclose information it needs to evaluate and understand the financial effect of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the first fiscal period beginning on or after December 15, 2008. The effect of the adoption of SFAS 141(R) will depend on future acquisitions, if any, and, as such, we do not know whether SFAS 141(R) will have a material impact to our prospective Consolidated Financial Statements.

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

Note 2. Additional Financial Statement Information

Cash and Cash Equivalents and Short-Term Investments

Cash, cash equivalents, and short-term investments consist of the following:

($ in millions)	January 31, 2009	February 2, 2008
Cash	$1,195	$923

U.S. Treasury and agency securities	—	148
Domestic commercial paper	275	348
Bank certificates of deposit and time deposits	245	305

Total cash equivalents (original maturities of 91 days or less)	520	801

Total cash and cash equivalents	$1,715	$1,724

U.S. Treasury and agency securities	$—	$126
Bank certificates of deposit and time deposits	—	51

Total short-term investments (original maturities of greater than 91 days)	$—	$177

We did not record any impairment charges on our cash equivalents and short-term investments in fiscal 2008, 2007, or 2006.

Restricted Cash

Restricted cash of $41 million and $38 million as of January 31, 2009 and February 2, 2008, respectively, represents cash that serves as collateral for our insurance obligations and cross-currency interest rate swap and other cash that is restricted from withdrawal.

Subsequent to January 31, 2009, we received $19 million as a return of collateral for our cross-currency interest rate swap in connection with the settlement.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 31, 2009	February 2, 2008
Leasehold improvements	$3,026	$3,077
Furniture and equipment	2,377	2,401
Land and buildings	988	1,022
Software	774	655
Construction-in-progress	80	165

Property and equipment, at cost	7,245	7,320
Less: Accumulated depreciation	(4,312)	(4,053)

Property and equipment, net of accumulated depreciation	$2,933	$3,267

Depreciation expense for property and equipment was $643 million, $625 million, and $601 million for fiscal 2008, 2007, and 2006, respectively.

Interest expense of $8 million, $10 million, and $8 million related to assets under construction was capitalized in fiscal 2008, 2007, and 2006, respectively.

We recorded a charge for the impairment of long-lived assets, primarily related to our Stores reportable segment, of $5 million, $13 million, and $29 million for fiscal 2008, 2007, and 2006, respectively, which is classified as operating expenses in the Consolidated Statements of Earnings. See Note 4 of Notes to the Consolidated Financial Statements for the impairment charge related to the closure of Forth & Towne.

Other Long-Term Assets

Other long-term assets consist of the following:

($ in millions)	January 31, 2009	February 2, 2008
Long-term tax-related assets	$326	$350
Goodwill	99	—
Trade name	54	—
Lease rights and key money, net of accumulated amortization of $125 and $147	31	43
Deferred compensation plan assets	18	24
Intangible assets subject to amortization	13	—
Other	85	68

Other long-term assets	$626	$485

See Note 3 of Notes to the Consolidated Financial Statements for goodwill, trade name, and intangible assets subject to amortization related to the acquisition of Athleta.

Both the cost and accumulated amortization of lease rights and key money are impacted by fluctuations in foreign currency rates. Amortization expense associated with lease rights and key money was $8 million, $10 million, and $10 million in fiscal 2008, 2007, and 2006, respectively.

48      GAP INC. FORM 10-K

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 31, 2009	February 2, 2008
Accrued compensation and benefits	$327	$380
Unredeemed gift cards, gift certificates, and vouchers	255	319
Deferred rent and tenant allowances	105	110
Derivative financial instruments	41	50
Workers’ compensation	39	38
General insurance liability	25	28
Sales return allowance	21	22
Credit card reward certificates	16	18
Accrued advertising	15	30
Other	232	264

Accrued expenses and other current liabilities	$1,076	$1,259

No other items accounted for greater than five percent of total current liabilities as of January 31, 2009 or February 2, 2008.

Lease Incentives and Other Long-Term Liabilities

Lease incentives and other long-term liabilities consist of the following:

($ in millions)	January 31, 2009	February 2, 2008
Deferred rent and tenant allowances	$772	$832
Long-term tax-related liabilities	174	173
Asset retirement obligations	33	29
Deferred compensation plan liabilities	18	25
Derivative financial instruments	11	6
Other	11	16

Lease incentives and other long-term liabilities	$1,019	$1,081

The activity related to asset retirement obligations was not material for fiscal 2008 and includes fluctuations in foreign currency rates.

Accumulated Other Comprehensive Earnings

Accumulated other comprehensive earnings consist of the following:

($ in millions)	January 31, 2009	February 2, 2008
Foreign currency translation	$109	$147
Accumulated changes in fair value of derivative financial instruments, net of tax	14	(22)

Total accumulated other comprehensive earnings	$123	$125

Sales Return Allowance

A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 31, 2009	February 2, 2008	February 3, 2007
Balance at beginning of fiscal year	$22	$21	$18
Additions	700	698	672
Returns	(701)	(697)	(669)

Balance at end of fiscal year	$21	$22	$21

Note 3. Acquisition

On September 28, 2008, we acquired all of the outstanding capital stock of Athleta, a women’s sports and active apparel company based in Petaluma, California, for an aggregate purchase price of $148 million in cash, including transaction costs. The acquisition will allow us to enhance our presence in the growing women’s active apparel sector in the United States. The results of operations for Athleta are included in the Consolidated Statements of Earnings beginning September 29, 2008. The impact of the acquisition on the Company’s results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

The purchase price was allocated as follows as of September 28, 2008:

($ in millions)
Goodwill	$99
Trade name	54
Intangible assets subject to amortization	15
Net liabilities assumed	(20)

Total purchase price	$148

All of the assets above have been allocated to the Direct reportable segment.

None of the goodwill acquired is deductible for tax purposes. During fiscal 2008, there were no material changes in the carrying amount of goodwill or trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years and are as follows:

($ in millions)	January 31, 2009
Gross carrying amount	$15
Less: Accumulated amortization	(2)

Intangible assets subject to amortization, net of accumulated amortization	$13

Amortization expense for intangible assets subject to amortization for fiscal 2008 was $2 million and is classified as operating expenses in the Consolidated Statement of Earnings.

As of January 31, 2009, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

($ in millions)
Fiscal Year
2009	$6
2010	$4
2011	$2
2012	$1
2013	$—

50      GAP INC. FORM 10-K

Note 4. Discontinued Operation of Forth & Towne

In February 2007, we announced our decision to close our Forth & Towne store locations. The decision resulted from a thorough analysis of the concept, which revealed that it was not demonstrating enough potential to deliver an acceptable long-term return on investment. All of the 19 Forth & Towne stores were closed by the end of June 2007 and we reduced our workforce by approximately 550 employees in fiscal 2007. The results of Forth & Towne, net of income tax benefit, have been presented as a discontinued operation in the Consolidated Statements of Earnings for all periods presented and are as follows:

	Fiscal Year
($ in millions)	2008	2007	2006
Net sales	$—	$16	$20

Loss from discontinued operation, before income tax benefit	$—	$(56)	$(51)
Add: Income tax benefit	—	22	20

Loss from discontinued operation, net of income tax benefit	$—	$(34)	$(31)

For fiscal 2007, the loss from the discontinued operation of Forth & Towne included the following charges on a pre-tax basis: $29 million related to the impairment of long-lived assets, $6 million of lease settlement charges, $5 million of employee severance, $4 million of administrative and other costs, and $2 million of net sublease losses.

Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of January 31, 2009, we expect our lease payments, net of sublease income, to be immaterial.

Note 5. Debt

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. In December 2008, we paid $138 million related to the maturity of our 8.80 percent notes payable. The remaining $50 million notes payable with a fixed interest rate of 6.25 percent per annum was classified as current maturities of long-term debt in the Consolidated Balance Sheet as of January 31, 2009 and was repaid in March 2009. See Note 8 for information on the cross-currency interest rate swap used in connection with this debt. The fair value of the debt was $49 million and $51 million as of January 31, 2009 and February 2, 2008, respectively.

Note 6. Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Over the past three years, we have migrated most of our merchandise vendors to open account payment terms. As of January 31, 2009, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements, with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. In addition, we have an $8 million revolving credit facility available for Athleta which is exclusively being used for the issuance of trade letters of credit to support its merchandise purchases. As of January 31, 2009, we had $83 million in trade letters of credit issued under these letter of credit agreements.

As of January 31, 2009, our credit facility consisted of a $500 million, five-year, unsecured revolving credit facility with an expiration date of August 2012 (the “Facility”). The Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 31, 2009, there were no borrowings under the Facility.

The Facility and letter of credit agreements contain financial and other covenants, including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. A violation of these covenants could result in a default under the Facility and letter of credit agreements, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements.

Note 7. Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivative financial instruments	$87	$—	$87	$—
Deferred compensation plan assets	18	18	—	—

Total	$105	$18	$87	$—

Liabilities
Derivative financial instruments	$52	$—	$52	$—

Derivative financial instruments primarily include foreign exchange forward contracts for the purchase of U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are included in other current assets or other long-term assets in the Consolidated Balance Sheets. Derivative financial instruments in a liability position are included in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Consolidated Balance Sheets.

We maintain deferred compensation plans which allow eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the deferred compensation plans. The Company’s deferred compensation plan assets are determined based on quoted market prices and are included in other long-term assets in the Consolidated Balance Sheets.

In addition, we have highly liquid investments classified as cash equivalents as of January 31, 2009. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. Our cash and cash equivalents are placed primarily in treasury and prime money market funds, domestic commercial paper, and bank securities. These securities are stated at amortized cost, which approximates fair market value due to the short maturities of these investments and are recorded based on quoted market prices.

Note 8. Derivative Financial Instruments

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged are U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. We do not enter into derivative financial contracts for trading purposes. Our derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value determined using pricing models based on current market rates. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

52      GAP INC. FORM 10-K

Forward contracts used to hedge forecasted merchandise purchases are designated as cash flow hedges. These forward contracts are used to hedge forecasted merchandise purchases generally over approximately 12 to 18 months. Changes in the fair value of the forward contracts are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, to the extent they are effective, and are recognized in cost of goods sold and occupancy expenses in the period which approximates the time the underlying transaction occurs. At January 31, 2009 and February 2, 2008, we had an unrealized gain, net of tax, of $18 million and an unrealized loss, net of tax, of $24 million, respectively. Substantially all of the unrealized gain of $18 million at January 31, 2009 will be recognized in cost of goods sold and occupancy expenses over the next 12 months at the then current values, which can be different from fiscal year-end values. There were no material amounts recorded in fiscal 2008, 2007, or 2006 resulting from hedge ineffectiveness. At January 31, 2009, the fair value of these forward contracts was $60 million in other current assets, $20 million in accrued expenses and other current liabilities, and $11 million in lease incentives and other long-term liabilities in the Consolidated Balance Sheet. At February 2, 2008, the fair value of these forward contracts was $1 million in other current assets and $33 million in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

We use forward contracts to hedge forecasted intercompany royalty payments and these forward contracts are designated as cash flow hedges. These forward contracts are used to hedge intercompany royalty payments generally over approximately 12 to 15 months. Changes in the fair value of the forward contracts are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, to the extent they are effective, and are recognized in operating expenses in the period which approximates the time the royalty payment is made. We had an unrealized loss, net of tax, of $2 million as of January 31, 2009 and February 2, 2008. There were no material amounts recorded in fiscal 2008, 2007, or 2006 resulting from hedge ineffectiveness. At January 31, 2009 and February 2, 2008, the fair value of these forward contracts was zero and $0.3 million, respectively, in other current assets and $3 million and $3 million, respectively, in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. At January 31, 2009 and February 2, 2008, the fair value of these forward contracts was $28 million and $0.5 million, respectively, in other current assets and $0.8 million and $0.3 million, respectively, in accrued expenses and other current liabilities in the Consolidated Balance Sheets. These forward contracts are not designated as hedging instruments therefore changes in the fair value of these foreign currency contracts, as well as the remeasurement of the underlying intercompany balances, are recognized in operating expenses in the same period and generally offset.

Beginning in fiscal 2007, we used forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. We designated the hedge as a net investment hedge and changes in fair value were recorded as a component of accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investment. As of January 31, 2009, all of our net investment hedge forward contracts had matured. At January 31, 2009 and February 2, 2008 we had a loss of $12 million and $10 million, respectively, recorded in accumulated other comprehensive earnings. At February 2, 2008, the fair value of these forward contracts was $4 million in other current assets and $14 million in accrued expenses and other current liabilities in the Consolidated Balance Sheet.

In addition, we used a cross-currency interest rate swap to swap the interest and principal payable of $50 million debt of our Japanese subsidiary, Gap (Japan) KK, from a fixed interest rate of 6.25 percent, payable in U.S. dollars, to 6.1 billion Japanese yen with a fixed interest rate of 2.43 percent. We designated such swap as a cash flow hedge to hedge the total variability in functional currency. At January 31, 2009, the fair value of the swap was $17 million and was included in accrued expenses and other current liabilities in the Consolidated Balance Sheet. The fair value of the swap as of February 2, 2008 was $6 million and was included in lease incentives and other long-term liabilities in the Consolidated Balance Sheet. In connection with the maturity of the $50 million debt, the cross-currency interest rate swap was settled in March 2009.

Note 9. Common Stock

Common and Preferred Stock

The Board of Directors is authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 31, 2009.

The Board of Directors is authorized to issue 30 million shares of one or more series of preferred stock, par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 31, 2009.

Share Repurchases

Share repurchases are as follows:

	Fiscal Year
($ and Shares in millions except average per Share Cost)	2008	2007	2006
Number of shares repurchased	46	89	58
Total cost	$745	$1,700	$1,050
Average per share cost including commissions	$16.36	$19.05	$17.97

In fiscal 2006, the Board of Directors authorized share repurchases of $1.3 billion, which were fully utilized in fiscal 2006 and 2007. In August 2007, the Board of Directors authorized $1.5 billion for share repurchases which was fully utilized in fiscal 2007. In February 2008, the Board of Directors authorized $1 billion for additional share repurchases, of which $745 million was utilized through January 31, 2009. In connection with the fiscal 2007 and 2008 authorizations, we also entered into purchase agreements with individual members of the Fisher family. The Fisher family shares are purchased (related party transactions) at the same weighted average market price that we pay for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members. During fiscal 2008 and 2007, approximately 7 million and 13 million shares, respectively, were repurchased for $117 million and $249 million, respectively, from the Fisher family subject to these agreements. In total, we expect that approximately $158 million, or 16%, of the $1 billion share repurchase authorization will be purchased from the Fisher family under these agreements.

All except $40 million of total share repurchases were paid for as of January 31, 2009. Of the $40 million accrual, $21 million was payable to Fisher family members as of January 31, 2009.

Note 10. Share-Based Compensation

Total share-based compensation expense recognized in the Consolidated Statements of Earnings, primarily in operating expenses, is as follows:

	Fiscal Year
($ in millions)	2008	2007	2006
Stock options	$12	$14	$29
Stock units	39	34	13
Employee stock purchase plan	4	4	6

Share-based compensation expense	55	52	48
Less: Income tax benefit	(21)	(20)	(21)

Share-based compensation expense recognized in net earnings, net of tax	$34	$32	$27

No share-based compensation expense was capitalized in fiscal 2008, 2007, and 2006.

54      GAP INC. FORM 10-K

Other than the stock option modification noted below, there were no other material modifications made to our outstanding stock options and other stock awards in fiscal 2008, 2007, and 2006.

General Description of Stock Option and Other Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996, and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). Under the 2006 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or with initial values equal to the fair market value of the stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”).

The 2002 Stock Option Plan (the “2002 Plan”) was established on January 1, 1999. On May 9, 2006, the 2002 Plan was discontinued and only those awards then outstanding continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees.

As of January 31, 2009, we had 125,982,981 shares of our common stock available for future issuance for our stock option and other stock award plans. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employees’ retirement or death, if earlier. In addition, stock options generally vest over a four year period, with shares becoming exercisable in equal annual installments of 25 percent. Other stock awards generally vest over a four year period in equal annual installments of 25 percent. Shares for stock options exercised by directors and employees in Japan are issued from treasury stock.

Stock Option and Other Stock Award Modification

In February 2007, the Committee approved the modification of certain stock options and other stock awards held by designated employees such that at the time of an involuntary termination without cause, any outstanding, unvested time-based options or other stock awards scheduled to vest within a defined time frame will be accelerated. No material amounts were recognized in fiscal 2008 or 2007 as a result of the modification. The modification clause expired in February 2009.

Compensation Cost for Stock Options

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. This model requires the input of subjective assumptions that were developed based on SFAS 123(R) and the U.S. Securities and Exchange Commission guidance contained in SAB 107, “Share-Based Payment.” The determination of the fair value of stock options on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding expected term, expected volatility, dividend yield, and risk-free interest rate.

We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting award forfeitures and record share-based compensation expense only for those awards that are expected to vest.

The fair value of options issued during fiscal 2008, 2007, and 2006 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2008	2007	2006
Expected term (in years)	4.7	6.0	4.8
Expected volatility	38.3%	28.9%	28.7%
Dividend yield	1.7%	1.6%	1.6%
Risk-free interest rate	2.5%	4.9%	4.6%

A summary of stock option activity under the 2006 Plan and 2002 Plan for fiscal 2008 is as follows:

	Shares	Weighted- Average Exercise Price
Balance at February 2, 2008	40,226,298	$21.03
Granted	4,346,868	$19.47
Exercised	(4,040,223)	$15.35
Forfeited/Canceled/Expired	(5,811,601)	$22.88

Balance at January 31, 2009	34,721,342	$21.18

A summary of additional information about stock options is as follows:

	Fiscal Year
	2008	2007	2006
Weighted-average fair value per share of stock options granted	$5.99	$4.99	$5.07
Aggregate intrinsic value of stock options exercised (in millions)	$19	$32	$87
Fair value of stock options vested (in millions)	$17	$30	$47

Information about stock options outstanding, vested or expected to vest, and exercisable at January 31, 2009, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at January 31, 2009	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Shares at January 31, 2009	Weighted- Average Exercise Price
$ 2.85 - $16.01	6,063,537	3.43	$13.65	5,963,537	$13.64
$16.17 - $18.26	5,883,291	7.07	$17.27	2,609,806	$17.55
$18.29 - $19.68	6,342,135	8.18	$19.36	962,215	$19.25
$19.70 - $21.55	7,703,812	4.99	$21.22	7,360,585	$21.25
$21.60 - $30.66	5,788,352	3.14	$23.92	5,788,352	$23.92
$31.48 - $47.50	2,940,215	0.72	$42.93	2,940,215	$42.93

	34,721,342	5.26	$21.18	25,624,710	$22.12

Vested or expected to vest at January 31, 2009	29,756,612	4.71	$21.63

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable at January 31, 2009 was $0.5 million, $0.5 million, and $0.5 million, respectively. Options exercisable at January 31, 2009 had a weighted-average remaining contractual life of 4.09 years.

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

In accordance with SFAS 123(R), we recognize the estimated share-based compensation cost of Stock Units net of estimated forfeitures. Prior to the adoption of SFAS 123(R), we recognized share-based compensation expense related to Stock Units based on actual forfeitures. As such, we evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS 123(R). Because the adjustment was not material, it was recognized as a credit to operating expenses in the first quarter of fiscal 2006.

56      GAP INC. FORM 10-K

We evaluate the probability that the Performance Shares will vest at the end of each reporting period. We record share-based compensation cost based on the grant-date fair value and the probability that the pre-determined financial target will be achieved.

A summary of Stock Unit activity under the 2006 Plan for fiscal 2008 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance at February 2, 2008	8,169,093	$18.16
Granted	4,048,873	$18.15
Vested	(1,518,487)	$18.49
Forfeited	(1,262,803)	$18.35

Balance at January 31, 2009	9,436,676	$18.20

A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2008	2007	2006
Weighted-average fair value per share of Stock Units granted	$18.15	$17.63	$18.37
Grant-date fair value of Stock Units vested (in millions)	$28	$11	$10

The aggregate intrinsic value of unvested Stock Units at January 31, 2009 was $106 million with a weighted-average remaining contractual life of 1.95 years.

At January 31, 2009, there was $50 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units that is expected to be recognized over a weighted-average period of 2.83 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

Compensation Cost for Stock Units Based on Performance Metrics

Under the 2006 Plan, some Stock Units are granted to certain employees only after the achievement of pre-determined performance metrics. Once the Stock Unit is granted, vesting is then subject to continued service by the employee.

In accordance with SFAS 123(R), at the end of each reporting period, we evaluate the probability that Stock Units will be granted. We record share-based compensation cost based on the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. We revalue the liability at the end of each reporting period and record an adjustment to share-based compensation cost as required, based on the probability that the performance metrics will be achieved. Upon achievement of the performance metrics, a Stock Unit is granted. At that time, the associated liability is reclassified to stockholders’ equity.

Out of 4,048,873 and 6,048,873 Stock Units granted in fiscal 2008 and 2007, respectively, 600,544 and 119,102 Stock Units, respectively, were granted based on satisfaction of performance metrics. During fiscal 2006, no Stock Units were granted based on satisfaction of performance metrics.

At January 31, 2009 and February 2, 2008, the liability related to potential Stock Units based on performance metrics was $2 million and $3 million, respectively, which is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Employee Stock Purchase Plan

Prior to December 1, 2006, under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees could purchase our common stock at 85 percent of the lower of the closing price on the New York Stock Exchange on the first or last day of a six-month purchase period (“Option Feature”). After December 1, 2006, eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase period. Accordingly, compensation cost is equal to the 15 percent discount and the Black-Scholes-Merton option-pricing model is no longer used to estimate the fair value of the ESPP Option Feature after December 1, 2006. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,543,827, 1,485,699, and 1,613,116 shares issued under the ESPP during fiscal 2008, 2007, and 2006, respectively. All shares for ESPP purchases are issued from treasury stock. At January 31, 2009, there were 10,259,290 shares reserved for future issuances.

Note 11. Leases

We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2033. Most store leases are for a five year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed to at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.

We also lease certain equipment under operating leases that expire at various dates through 2012.

The aggregate minimum non-cancelable annual lease payments under leases in effect on January 31, 2009, are as follows:

($ in millions)
Fiscal Year
2009	$1,069
2010	927
2011	712
2012	520
2013	386
Thereafter	1,080

Total minimum lease commitments	$4,694

The total minimum lease commitment amount above does not include minimum sublease rental income of $24 million receivable in the future under non-cancelable sublease agreements.

Rental expense for our operating leases is as follows:

	Fiscal Year
($ in millions)	2008	2007	2006
Minimum rental expense	$992	$970	$923
Contingent rental expense	126	129	127
Less: Sublease income	(4)	(4)	(5)

Total	$1,114	$1,095	$1,045

We have excess facility space as of January 31, 2009 and have recorded a sublease loss reserve for the net present value of the difference between the contractual rent obligations and the amount for which we expect to be able to sublease the properties. We had sublease loss reserves of $10 million as of January 31, 2009 and February 2, 2008. Sublease losses are included in operating expenses in the Consolidated Statements of Earnings and were not material for fiscal 2008, 2007, and 2006. Remaining cash expenditures associated with our sublease loss reserve are expected to be paid over the various remaining lease terms through 2016. Based on our current assumptions as of January 31, 2009, we expect a total net cash outlay of approximately $14 million for future rent.

58      GAP INC. FORM 10-K

Note 12. Income Taxes

For financial reporting purposes, components of earnings from continuing operations before income taxes are as follows:

	Fiscal Year
($ in millions)	2008	2007	2006
United States	$1,209	$1,073	$995
Foreign	375	333	320

	$1,584	$1,406	$1,315

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2008	2007	2006
Current
Federal	$440	$443	$468
State	43	56	67
Foreign	124	91	50

Total current	607	590	585

Deferred
Federal	5	(42)	(77)
State	5	(18)	(9)
Foreign	—	9	7

Total deferred	10	(51)	(79)

Total provision	$617	$539	$506

During fiscal 2008, we assessed the anticipated cash needs and overall financial position of our Canadian and Japanese subsidiaries. As a result, we determined that we no longer intend to utilize $137 million and $63 million of the undistributed earnings of our Canadian and Japanese subsidiaries, respectively, in foreign operations indefinitely. Of these amounts, $157 million was repatriated in the second quarter of fiscal 2008. Accordingly, we have established a deferred tax asset and liability for U.S. income taxes with respect to the repatriated earnings as of January 31, 2009 and have recorded a related tax benefit. The amount of the tax benefit was immaterial.

The foreign component of pre-tax earnings before elimination of intercompany transactions in fiscal 2008, 2007, and 2006 was $375 million, $333 million, and $320 million, respectively. Except as noted above and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as we intend to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of January 31, 2009 and February 2, 2008 was approximately $1.1 billion and $867 million, respectively. If the undistributed earnings were repatriated, the unrecorded deferred tax liability as of January 31, 2009 and February 2, 2008 would have been approximately $147 million and $97 million, respectively.

The difference between the effective income tax rate and the U.S. federal income tax rate is as follows:

	Fiscal Year
	2008	2007	2006
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.5	3.1	3.2
Tax impact of foreign operations	1.7	2.3	2.2
Other	(1.2)	(2.1)	(1.9)

Effective tax rate	39.0%	38.3%	38.5%

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 31, 2009	February 2, 2008
Deferred tax assets
Deferred rent	$115	$115
Accrued payroll and related benefits	82	57
Nondeductible accruals	68	72
Inventory capitalization and other adjustments	53	64
Depreciation	43	88
State and foreign net operating losses (“NOLs”)	28	27
Fair value of derivative financial instruments included in accumulated other comprehensive earnings	(9)	18
Other	99	100

Total deferred tax assets	479	541
NOL valuation allowance	(17)	(12)
Total deferred tax liabilities	(23)	(18)

Net deferred tax assets	$439	$511

Current portion (included in other current assets)	$166	$216
Non-current portion (included in other long-term assets)	273	295

Total	$439	$511

At January 31, 2009 we had approximately $90 million state and $83 million foreign gross net operating loss (“NOL”) carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax effected NOL was approximately $6 million for state and $22 million for foreign as of January 31, 2009. We provided a valuation allowance of approximately $2 million and $15 million against the deferred tax asset related to the state and foreign NOLs, respectively. The state losses expire between fiscal 2009 and fiscal 2023, approximately $57 million of the foreign losses expire by 2014, and $26 million of the foreign losses do not expire.

The activity related to our unrecognized tax benefits is as follows:

($ in millions)	January 31, 2009	February 2, 2008
Balance at beginning of fiscal year	$123	$135
Increases related to current year tax positions	6	14
Prior year tax positions
Increases	69	33
Decreases	(43)	(20)
Cash settlements	(8)	(5)
Expiration of statute of limitations	(11)	(39)
Foreign currency translation	(5)	5

Balance at end of fiscal year	$131	$123

60      GAP INC. FORM 10-K

Of the $131 million and $123 million of total unrecognized tax benefits at January 31, 2009 and February 2, 2008, respectively, approximately $33 million and $51 million (net of the federal benefit on state issues), respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. During fiscal 2008, the total amount of interest reversal recognized in the Consolidated Statement of Earnings was $9 million. During fiscal 2007, the total amount of interest recognized in the Consolidated Statement of Earnings was $2 million. As of January 31, 2009 and February 2, 2008, the Company had total accrued interest related to the unrecognized tax benefits of $18 million and $32 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of January 31, 2009 and February 2, 2008.

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

The Company engages in continual discussions with taxing authorities regarding tax matters in the various jurisdictions. It is reasonably possible that certain foreign and state tax issues may be concluded in the next 12 months. In late fiscal 2008, the Internal Revenue Service (“IRS”) commenced an audit of the Company’s refund claims for fiscal 2001 through 2004. The Company expects to conclude this IRS audit in the next 12 months. The Company does not anticipate recording any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

Note 13. Employee Benefit Plans

We have a qualified defined contribution retirement plan, called GapShare, which is available to employees who meet certain age and service requirements. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the plan, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our contributions to GapShare were $34 million, $36 million, and $35 million in fiscal 2008, 2007, and 2006, respectively.

We also have a deferred compensation plan which allows eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the deferred compensation plan. The Company’s deferred compensation plan assets are determined based on quoted market prices. As of January 31, 2009 and February 2, 2008, the assets relating to the deferred compensation plan were $18 million and $24 million, respectively, and were included in other long-term assets in the Consolidated Balance Sheets. As of January 31, 2009 and February 2, 2008, the corresponding liabilities relating to the deferred compensation plan were $18 million and $25 million, respectively, and were included in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our contributions to the deferred compensation plan in fiscal 2008, 2007, and 2006 were not material. We do not match non-employee members of the Board of Directors contributions under the deferred compensation plan.

Note 14. Earnings Per Share

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

Weighted-average number of shares is as follows:

	Fiscal Year
(shares in millions)	2008	2007	2006
Weighted-average number of shares—basic	716	791	831
Common stock equivalents	3	3	5

Weighted-average number of shares—diluted	719	794	836

The above computations of weighted-average number of shares—diluted exclude stock options and other stock awards to purchase 31 million, 33 million, and 42 million shares of common stock for fiscal 2008, 2007, and 2006, respectively, as their inclusion would be antidilutive.

Note 15. Commitments and Contingencies

In January 2006, we entered into a non-exclusive services agreement with International Business Machines Corporation (“IBM”) to operate certain aspects of our information technology infrastructure. The agreement was amended effective March 2, 2009. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $134 million, $146 million, and $118 million to IBM for fixed charges during fiscal 2008, 2007, and 2006, respectively. Based on the current projection of service needs, we expect to pay approximately $741 million to IBM over the remaining term of the contract.

We have assigned certain store and corporate facility leases to third parties as of January 31, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation. We account for these guarantees in accordance with FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” The maximum potential amount of future lease payments we could be required to make is approximately $33 million as of January 31, 2009. The carrying amount of the liability related to the guarantees was not material as of January 31, 2009.

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

As party to a reinsurance pool for workers’ compensation, general liability and automobile liability, we have guarantees with a maximum exposure of $14 million as of January 31, 2009, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

As a multinational company, we are subject to various proceedings, lawsuits, disputes and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, data privacy, and securities related claims, including class action lawsuits in which plaintiffs allege that we violated federal and state wage and hour and other laws. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are

62      GAP INC. FORM 10-K

covered in part by insurance. If the outcome of an action is expected to result in a loss that is considered probable and reasonably estimable, we will record a liability for the estimated loss.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact earnings in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Note 16. Segment Information

We identify our operating segments according to how our business activities are managed and evaluated. All of our operating segments are in the business of selling clothing, accessories, and personal care products. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments:

•

Stores – The Stores reportable segment includes the results of our retail stores for each of our brands: Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because we believe that the operating segments have similar economic characteristics in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

•

Direct – The Direct operating segment includes the results of our online business for each of our web-based brands: gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and, beginning in September 2008, athleta.com. The Direct operating segment also includes Athleta’s catalog business. Based on the different distribution method associated with the Direct operating segment, Direct is considered a reportable segment.

The accounting policies for each of our operating segments are the same as those described in Note 1 Summary of Significant Accounting Policies.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) Fiscal Year 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$3,840	$4,840	$2,221	$—	$10,901	75%
Canada	329	392	146	—	867	6%
Europe	724	—	23	33	780	6%
Asia	732	—	101	47	880	6%
Other Regions	—	—	—	68	68	—

Total Stores reportable segment	5,625	5,232	2,491	148	13,496	93%
Direct reportable segment (2)	333	475	145	77	1,030	7%

Total	$5,958	$5,707	$2,636	$225	$14,526	100%

Fiscal Year 2007	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$4,146	$5,776	$2,351	$—	$12,273	78%
Canada	364	461	147	—	972	6%
Europe	822	—	—	5	827	5%
Asia	613	—	89	36	738	5%
Other Regions	—	—	—	50	50	—

Total Stores reportable segment	5,945	6,237	2,587	91	14,860	94%
Direct reportable segment (2)	308	428	136	31	903	6%

Total	$6,253	$6,665	$2,723	$122	$15,763	100%

Fiscal Year 2006	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$4,494	$6,042	$2,251	$—	$12,787	80%
Canada	379	442	119	—	940	6%
Europe	792	—	—	1	793	5%
Asia	581	—	61	7	649	4%
Other Regions	—	—	—	24	24	—

Total Stores reportable segment	6,246	6,484	2,431	32	15,193	95%
Direct reportable segment (2)	261	345	117	7	730	5%

Total	$6,507	$6,829	$2,548	$39	$15,923	100%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. Direct includes Athleta beginning September 2008.

(3)	Other includes our wholesale business, franchise business, Piperlime, and, beginning September 2008, Athleta.

Financial Information for Reportable Segments

The measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment is operating income. Operating income is defined as income from continuing operations before interest expense, interest income, and income taxes. Corporate costs are allocated to each operating segment, and included in operating income, based on a rational and systematic basis.

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Total assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store facilities, and prepaid expenses and receivables related to store operations. Total assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of information technology and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets include cash and cash equivalents, short-term investments, restricted cash, the net book value of corporate property and equipment, and tax-related assets. Reportable segment capital expenditures are direct purchases of property and equipment by that segment. Unallocated capital expenditures primarily consist of corporate purchases of property and equipment.

64      GAP INC. FORM 10-K

Selected financial information by reportable segment, excluding results of the discontinued operation of Forth & Towne, and reconciliations to our consolidated totals are as follows:

	Fiscal Year
($ in millions)	2008	2007	2006
Operating income:
Stores	$1,338	$1,135	$1,110
Direct (1)	210	180	115

Operating income	$1,548	$1,315	$1,225

Depreciation and amortization expense (2):
Stores	$517	$509	$496
Direct (3)	51	38	34

Depreciation and amortization expense	$568	$547	$530

Segment assets:
Stores	$3,368	$3,696	$3,755
Direct	499	288	282
Unallocated	3,697	3,854	4,507

Total assets	$7,564	$7,838	$8,544

Purchases of property and equipment:
Stores	$303	$528	$386
Direct	47	30	30
Unallocated	81	124	156

Purchases of property and equipment	$431	$682	$572

(1)	Included in Direct’s operating income is $40 million, $39 million, and $38 million of net allocated corporate expenses for fiscal 2008, 2007, and 2006, respectively.

(2)	Depreciation and amortization is net of the amortization of lease incentives.

(3)	Included in Direct’s depreciation and amortization expense is $8 million, $7 million, and $7 million of net allocated corporate depreciation and amortization expense for fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

Long-lived assets, as defined in SFAS 131, located in the United States and in foreign locations are as follows:

($ in millions)	January 31, 2009	February 2, 2008
United States	$2,743	$2,824
Foreign	544	632

Total long-lived assets	$3,287	$3,456

Note 17. Quarterly Information (Unaudited)

The following quarterly data are derived from our Consolidated Statements of Earnings:

($ in millions except per share amounts)	13 Weeks Ended May 3, 2008	13 Weeks Ended August 2, 2008	13 Weeks Ended November 1, 2008	13 Weeks Ended January 31, 2009	52 Weeks Ended January 31, 2009
Net sales	$3,384	$3,499	$3,561	$4,082	$14,526
Gross profit	$1,342	$1,338	$1,378	$1,389	$5,447
Earnings from continuing operations, net of income taxes	$249	$229	$246	$243	$967
Loss from discontinued operation, net of income tax benefit	$—	$—	$—	$—	$—
Net earnings	$249	$229	$246	$243	$967
Basic earnings per share (1):
Earnings from continuing operations, net of income taxes	$0.34	$0.32	$0.35	$0.34	$1.35
Loss from discontinued operation, net of income tax benefit	$—	$—	$—	$—	$—
Net earnings per share	$0.34	$0.32	$0.35	$0.34	$1.35
Diluted earnings per share (1):
Earnings from continuing operations, net of income taxes	$0.34	$0.32	$0.35	$0.34	$1.34
Loss from discontinued operation, net of income tax benefit	$—	$—	$—	$—	$—
Net earnings per share	$0.34	$0.32	$0.35	$0.34	$1.34

($ in millions except per share amounts)	13 Weeks Ended May 5, 2007	13 Weeks Ended August 4, 2007 (2)	13 Weeks Ended November 3, 2007	13 Weeks Ended February 2, 2008	52 Weeks Ended February 2, 2008
Net sales	$3,549	$3,685	$3,854	$4,675	$15,763
Gross profit	$1,355	$1,264	$1,447	$1,626	$5,692
Earnings from continuing operations, net of income taxes	$205	$158	$239	$265	$867
Loss from discontinued operation, net of income tax benefit	$(27)	$(6)	$(1)	$—	$(34)
Net earnings	$178	$152	$238	$265	$833
Basic earnings per share (1):
Earnings from continuing operations, net of income taxes	$0.25	$0.19	$0.30	$0.36	$1.10
Loss from discontinued operation, net of income tax benefit	$(0.03)	$—	$—	$—	$(0.05)
Net earnings per share	$0.22	$0.19	$0.30	$0.36	$1.05
Diluted earnings per share (1):
Earnings from continuing operations, net of income taxes	$0.25	$0.19	$0.30	$0.35	$1.09
Loss from discontinued operation, net of income tax benefit	$(0.03)	$—	$—	$—	$(0.04)
Net earnings per share	$0.22	$0.19	$0.30	$0.35	$1.05

(1)	Earnings per share were computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(2)	During the second quarter of fiscal 2007, we recognized $20 million of expenses, the majority of which was severance payments, as a result of our cost reduction initiatives.

66      GAP INC. FORM 10-K

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of January 31, 2009, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. See also Part I, Item 1 above in the section entitled “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee” and “Executive Compensation and Related Information” in the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Director Independence” in the 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2009 Proxy Statement.

68      GAP INC. FORM 10-K

Part IV

Item 15. Exhibits, Financial Statement Schedules.

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

THE GAP, INC.

Date: March 27, 2009	By	/s/ GLENN K. MURPHY
Glenn K. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2009	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2009	By	/s/ HOWARD P. BEHAR Howard P. Behar, Director

Date: March 27, 2009	By	/s/ ADRIAN D. P. BELLAMY Adrian D. P. Bellamy, Director

Date: March 27, 2009	By	/s/ DOMENICO DE SOLE Domenico De Sole, Director

Date: March 27, 2009	By	/s/ DONALD G. FISHER Donald G. Fisher, Director

Date: March 27, 2009	By	/s/ DORIS F. FISHER Doris F. Fisher, Director

Date: March 27, 2009	By	/s/ ROBERT J. FISHER Robert J. Fisher, Director

Date: March 27, 2009	By	/s/ PENELOPE L. HUGHES Penelope L. Hughes, Director

Date: March 27, 2009	By	/s/ BOB L. MARTIN Bob L. Martin, Director

Date: March 27, 2009	By	/s/ JORGE P. MONTOYA Jorge P. Montoya, Director

Date: March 27, 2009	By	/s/ GLENN K. MURPHY Glenn K. Murphy, Director

Date: March 27, 2009	By	/s/ JAMES M. SCHNEIDER James M. Schneider, Director

Date: March 27, 2009	By	/s/ MAYO A. SHATTUCK III Mayo A. Shattuck III, Director

Date: March 27, 2009	By	/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood, Director

70      GAP INC. FORM 10-K

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Amended and Restated Bylaws of the Company dated (effective October 1, 2008), filed as Exhibit 3.1 to Registrant’s Form 8-K on October 2, 2008, Commission File No. 1-7562.

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.1	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.2	Amendment No. 1 to the Credit Agreement dated May 18, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.3	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.4	Amendment to 3-Year Letter of Credit Agreement with Bank of America, N.A. dated May 18, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.5	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.6	Amendment to 3-Year Letter of Credit Agreement with JPMorgan Chase Bank dated May 18, 2007, filed as Exhibit 10.5 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.7	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.8	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated May 18, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.9	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.10	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.11	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.12	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.13	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.5 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.14	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.6 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.15	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.7 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.16	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.8 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.17	Master Services Agreement between Registrant and IBM, dated as of January 13, 2006, filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562. (1)

10.18	Purchase Agreement with Donald G. Fisher and Doris F. Fisher dated August 22, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.

10.19	Purchase Agreement with John J. Fisher dated August 22, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.

10.20	Purchase Agreement with Robert J. Fisher dated August 22, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.

10.21	Purchase Agreement with William S. Fisher dated August 22, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on August 23, 2007, Commission File No. 1-7562.

10.22	Purchase Agreement with Donald G. Fisher and Doris F. Fisher dated February 27, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 28, 2008, Commission File No. 1-7562.

10.23	Purchase Agreement with John J. Fisher dated February 27, 2008, filed as Exhibit 10.2 to Registrant’s Form 8-K on February 28, 2008, Commission File No. 1-7562.

10.24	Purchase Agreement with Robert J. Fisher dated February 27, 2008, filed as Exhibit 10.3 to Registrant’s Form 8-K on February 28, 2008, Commission File No. 1-7562.

10.25	Purchase Agreement with William S. Fisher dated February 27, 2008, filed as Exhibit 10.4 to Registrant’s Form 8-K on February 28, 2008, Commission File No. 1-7562.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.26	Executive Management Incentive Compensation Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.27	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.28	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

72      GAP INC. FORM 10-K

10.29*	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Supplemental Deferred Compensation Plan.

10.30*	Amendment to Executive Deferred Compensation Plan – Suspension of Pending Merger into Supplemental Deferred Compensation Plan.

10.31	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.32*	First Amendment to Supplemental Deferred Compensation Plan.

10.33*	Second Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.

10.34*	Third Amendment to Supplemental Deferred Compensation Plan – Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.

10.35	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.36	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.37	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.38	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.39	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.40	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.41	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.42	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.43	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.44	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.45	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.46	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.47	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.48	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.49	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.50	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.51	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.52	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.53	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.54	[Reserved]

10.55	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.56	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.57	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.58	Form of Stock Award Agreement for Paul Pressler under the Company’s 1996 Stock Option Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.59	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.60	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.61	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.62	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.63	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

74      GAP INC. FORM 10-K

10.64	Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.65	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.66	Amendment, authorized as of August 20, 2008, to Nonemployee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.67	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.68	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.69	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.70	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.71	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.72	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.73	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.74	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.75	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.76	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.77	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.78	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.79	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.80	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.81	Form of Non-qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.82	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.83	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.84	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.85	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.86	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended July 29, 2006, Commission File No. 1-7562.

10.87	Form of Performance Share Agreement for Executives under the 2006 Long-Term, Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.88	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.89	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.90	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.91	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.92	Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.93	Agreement with Marka Hansen dated February 16, 2007, and confirmed on February 20, 2007, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.94*	Amendment to Agreement with Marka Hansen dated November 23, 2008, and confirmed on December 15, 2008.

10.95	Agreement with Art Peck dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.96*	Amendment to Agreement with Art Peck dated November 23, 2008, and confirmed on December 15, 2008.

10.97	Agreement with Dawn Robertson dated October 6, 2006, and confirmed on October 14, 2006, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.98	Agreement with Dawn Robertson dated February 16, 2007, and confirmed on February 21, 2007, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.99	Agreement and Release with Dawn Robertson dated March 25, 2008, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

76      GAP INC. FORM 10-K

10.100	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.101*	Amendment to Agreement with Eva Sage-Gavin dated November 23, 2008, and confirmed on November 10, 2008.

10.102	Agreement with Lauri Shanahan dated March 16, 2007, and confirmed on April 3, 2007, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.103	Amendment dated March 24, 2008 and March 26, 2008 to Agreement dated March 16, 2007 with Lauri Shanahan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.104	Agreement and Release with Lauri Shanahan dated March 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.105	Employment Agreement confirmed on July 25, 2007, by and between Glenn Murphy and the Company, filed as Exhibit 10.1 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.106*	Amended and Restated Employment Agreement by and between Glenn Murphy and the Company, dated December 1, 2008 and confirmed on December 1, 2008.

10.107	Agreement with Michael Tasooji dated March 16, 2007, and confirmed on March 26, 2007, filed as Exhibit 10.92 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

10.108*	Amendment to Agreement with Michael Tasooji dated December 15, 2008, and confirmed on December 15, 2008.

10.109	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.110*	Amendment to Agreement with Sabrina Simmons dated November 23, 2008, and confirmed on December 22, 2008.

10.111	Agreement with Tom Wyatt dated October 11, 2007, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.112*	Amendment to Agreement with Tom Wyatt dated November 23, 2008, and confirmed on December 9, 2008.

10.113	Summary of Non-employee Director Compensation, filed as Exhibit 10.77 to Registrant’s Form 10-K for the year ended January 28, 2006, Commission File No. 1-7562.

10.114	Summary of Non-employee Director Compensation effective May 2006, filed as Exhibit 10.6 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.115	Summary of Changes to Lead Independent Director Compensation, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.116	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.117	Summary of Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.118	Summary of Changed Name Executive Officer Compensation Arrangements, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 17, 2006, Commission File No. 1-7562.

10.119	Summary of Changed Named Executive Officer Compensation, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 28, 2006, Commission File No. 1-7562.

10.120	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.121	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.122	Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel, filed as Exhibit 101 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 28, 2005, Commission File No. 1-7562.

21*	Subsidiaries of Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

+	Furnished herewith

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

78      GAP INC. FORM 10-K