Form 10-Q
period 2009-05-02
GAP INC
filed 2009-06-09
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.05 par value, 696,819,282 shares as of June 5, 2009

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	May 2, 2009	January 31, 2009	May 3, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,708	$1,715	$1,744
Restricted cash	21	41	36
Merchandise inventory	1,393	1,506	1,555
Other current assets	647	743	635

Total current assets	3,769	4,005	3,970
Property and equipment, net of accumulated depreciation of $4,441, $4,312, and $4,190	2,820	2,933	3,207
Other long-term assets	632	626	471

Total assets	$7,221	$7,564	$7,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$50	$188
Accounts payable	812	975	960
Accrued expenses and other current liabilities	864	1,076	1,032
Income taxes payable	9	57	98

Total current liabilities	1,685	2,158	2,278

Lease incentives and other long-term liabilities	996	1,019	1,057

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106, 1,105, and 1,103 shares; Outstanding 696, 694, and 725 shares	55	55	55
Additional paid-in capital	2,893	2,895	2,832
Retained earnings	10,103	9,947	9,410
Accumulated other comprehensive earnings	116	123	138
Treasury stock, at cost (410, 411, and 378 shares)	(8,627)	(8,633)	(8,122)

Total stockholders’ equity	4,540	4,387	4,313

Total liabilities and stockholders’ equity	$7,221	$7,564	$7,648

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 2, 2009	May 3, 2008
Net sales	$3,127	$3,384
Cost of goods sold and occupancy expenses	1,888	2,042

Gross profit	1,239	1,342
Operating expenses	886	959

Operating income	353	383
Interest expense (reversal)	2	(12)
Interest income	(2)	(13)

Earnings before income taxes	353	408
Income taxes	138	159

Net earnings	$215	$249

Weighted-average number of shares - basic	695	733
Weighted-average number of shares - diluted	697	736

Earnings per share - basic	$0.31	$0.34
Earnings per share - diluted	$0.31	$0.34

Cash dividends declared and paid per share	$0.085	$0.085

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
($ in millions)	May 2, 2009	May 3, 2008
Cash flows from operating activities:
Net earnings	$215	$249
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization (a)	143	139
Share-based compensation	12	13
Tax benefit from exercise of stock options and vesting of stock units	(5)	3
Excess tax benefit from exercise of stock options and vesting of stock units	—	(3)
Non-cash and other items	(11)	19
Deferred income taxes	(2)	(18)
Changes in operating assets and liabilities:
Merchandise inventory	110	19
Other current assets and other long-term assets	(31)	(81)
Accounts payable	(155)	(49)
Accrued expenses and other current liabilities	(144)	(233)
Income taxes payable, net of prepaid and other tax-related items	66	112
Lease incentives and other long-term liabilities	4	6

Net cash provided by operating activities	202	176

Cash flows from investing activities:
Purchases of property and equipment	(63)	(114)
Maturities of short-term investments	—	177
Change in restricted cash	18	2

Net cash provided by (used for) investing activities	(45)	65

Cash flows from financing activities:
Payments of long-term debt	(50)	—
Proceeds from share-based compensation, net	—	36
Repurchases of common stock	(45)	(196)
Excess tax benefit from exercise of stock options and vesting of stock units	—	3
Cash dividends paid	(59)	(62)

Net cash used for financing activities	(154)	(219)

Effect of exchange rate fluctuations on cash	(10)	(2)

Net increase (decrease) in cash and cash equivalents	(7)	20
Cash and cash equivalents at beginning of period	1,715	1,724

Cash and cash equivalents at end of period	$1,708	$1,744

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1	$1
Cash paid for income taxes during the period	$77	$59

(a)	Depreciation and amortization is net of the amortization of lease incentives of $19 million and $21 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of May 2, 2009 and May 3, 2008, the Condensed Consolidated Statements of Earnings for the thirteen weeks ended May 2, 2009 and May 3, 2008, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2009 and May 3, 2008 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, statements of earnings, and cash flows at May 2, 2009 and May 3, 2008, and for all periods presented. The Condensed Consolidated Balance Sheet as of January 31, 2009 has been derived from our audited financial statements.

We identify our operating segments based on the way we manage and evaluate our business activities. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments: Stores and Direct.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The results of operations for the thirteen weeks ended May 2, 2009 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 30, 2010.

Note 2. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 165, “Subsequent Events.” SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 will be effective in the second quarter of fiscal 2009. We do not expect the adoption of SFAS 165 to have a material effect on our financial position, cash flows, or results of operations.

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following:

($ in millions)	May 2, 2009	January 31, 2009	May 3, 2008
Goodwill	$99	$99	$—

Trade name	$54	$54	$—

Intangible assets subject to amortization	$15	$15	$—
Accumulated amortization	(4)	(2)	—

Intangible assets subject to amortization, net	$11	$13	$—

All of the assets above have been allocated to the Direct reportable segment.

During the thirteen weeks ended May 2, 2009, there were no changes in the carrying amount of goodwill or trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years. Amortization expense associated with intangible assets subject to amortization is classified in operating expenses in our Condensed Consolidated Statements of Earnings. For the thirteen weeks ended May 2, 2009, amortization expense for intangible assets subject to amortization was $2 million. For the remainder of fiscal 2009, we expect amortization expense to be $4 million.

As of May 2, 2009, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

($ in millions) Fiscal Year
2010	$4
2011	$2
2012	$1
2013	$—
2014	$—

Note 4. Fair Value Measurements

Effective February 3, 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements,” except for certain nonfinancial assets and liabilities for which the effective date had been deferred by one year in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.”

Financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$65	$—	$65	$—
Deferred compensation plan assets	21	21	—	—

Total	$86	$21	$65	$—

Liabilities:
Derivative financial instruments	$9	$—	$9	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$87	$—	$87	$—
Deferred compensation plan assets	18	18	—	—

Total	$105	$18	$87	$—

Liabilities:
Derivative financial instruments	$52	$—	$52	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 3, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$8	$—	$8	$—
Deferred compensation plan assets	26	26	—	—

Total	$34	$26	$8	$—

Liabilities:
Derivative financial instruments	$40	$—	$40	$—

Derivative financial instruments primarily include foreign exchange forward contracts mainly for the purchase of U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are included in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are included in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

In addition, we have highly liquid investments classified as cash and cash equivalents. These investments are placed primarily in treasury and prime money market funds, domestic commercial paper, and bank securities, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates fair market value due to their short maturities.

Effective February 1, 2009, we adopted the provisions of SFAS 157 for our nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. During the thirteen weeks ended May 2, 2009, no impairment charge was recorded in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” for the carrying value of goodwill or other intangible assets. During the thirteen weeks ended May 2, 2009, no material impairment charge was recorded in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for the carrying value of our long-lived assets.

Note 5. Derivative Financial Instruments

Effective February 1, 2009, we adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about an entity’s objectives in using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, and intercompany balances that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged are U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. Until March 2009 we also used a cross-currency interest rate swap to swap the interest and principal payable of the $50 million debt of our Japanese subsidiary, Gap (Japan) KK. In connection with the maturity of the debt, the swap was settled in March 2009. We do not enter into derivative financial contracts for trading purposes. In accordance with the provisions of SFAS 133, our derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at fair value determined using pricing models based on current market rates. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges

We designate the following foreign exchange forward contracts as cash flow hedges: forward contracts used to hedge forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; and forward contracts used to hedge forecasted intercompany royalty payments denominated in Japanese yen and Canadian dollars received by entities whose functional currencies are U.S. dollars. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in earnings in the period which approximates the time the underlying transaction occurs. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current earnings. During the thirteen weeks ended May 2, 2009, there were no material amounts recorded as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

We make merchandise purchases on a monthly basis and we enter into foreign exchange forward contracts to hedge forecasted merchandise purchases generally occurring in 12 to 18 months. We make intercompany royalty payments on a quarterly basis and we enter into foreign exchange forward contracts to hedge intercompany royalty payments generally occurring in 12 to 15 months.

As of May 2, 2009 we had foreign exchange forward contracts outstanding to buy the notional amount of $654 million and 13 million British pounds related to both our forecasted merchandise purchases and forecasted intercompany royalty payments.

Net Investment Hedges

We use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current earnings. During the thirteen weeks ended May 2, 2009, there were no amounts recorded as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

As of May 2, 2009 we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the notional amount of 2 billion Japanese yen and 19 million Canadian dollars, respectively.

Not Designated as Hedging Instruments

We also use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. For derivative instruments that are not designated as hedging instruments under SFAS 133, the gain or loss on the derivative instruments as well as the remeasurement of the underlying intercompany balances are recognized in operating expenses in the same period and they generally offset.

We generate intercompany activity each month and as such, we generally enter into foreign exchange forward contracts on a monthly basis to hedge intercompany balances that bear foreign exchange risk. These foreign exchange forward contracts generally settle in fewer than six months. As of May 2, 2009 we had foreign exchange forward contracts outstanding to buy $9 million, 3 billion Japanese yen, and 151 million Euro related to our intercompany balances that bear foreign exchange risk.

Contingent Features

We have no derivative instruments with credit-risk-related contingent features underlying the agreements as of May 2, 2009.

Quantitative Disclosures About Derivative Instruments

The fair values of asset and liability derivative instruments are as follows:

	May 2, 2009
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$33	Accrued expenses and other current liabilities	$5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	2

Total derivatives designated as cash flow hedges		33		7

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		1		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	31	Accrued expenses and other current liabilities	2
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		31		2

Total derivative instruments		$65		$9

Substantially all of the unrealized gains and losses from designated cash flow hedges as of May 2, 2009 will be recognized in earnings within the next 12 months at the then current values, which may be different from the fair values as of May 2, 2009 shown above.

See Note 4 for disclosures on the fair value measurements of our derivative financial instruments in accordance with SFAS 157.

The effects of derivative instruments on OCI and the Condensed Consolidated Statements of Earnings, on a pre-tax basis, for the thirteen weeks ended May 2, 2009 are as follows:

($ in millions)	Amounts of Gain Recognized in OCI on Derivatives (Effective Portion)	Amounts of Gain Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives in Cash Flow Hedging Relationships
Foreign exchange forward contracts	$20	$16
Cross-currency interest rate swap	3	1

	$23	$17

Derivatives in Net Investment Hedging Relationships	Amounts of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Foreign exchange forward contracts	$—	$—

Derivatives Not Designated as Hedging Instruments	Amounts of Loss Recognized in Income on Derivatives (2)
Foreign exchange forward contracts	$(2)

(1)	Includes $16 million recorded in cost of goods sold and occupancy expenses related to foreign exchange contracts used to hedge forecasted merchandise purchases and $0.2 million recorded in operating expenses related to foreign exchange contracts used to hedge forecasted intercompany royalty payments. The gain related to the cross-currency interest rate swap of $1 million was recorded in operating expenses.

(2)	Included in operating expenses.

See Note 8 for components of comprehensive earnings, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 6. Share Repurchases

Share repurchases are as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 2, 2009	May 3, 2008
Number of shares repurchased	0.4	11.4
Total cost	$5	$216
Average per share cost including commissions	$11.34	$18.88

In February 2008, our Board of Directors authorized $1 billion for share repurchases, of which $750 million was utilized through May 2, 2009. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from the Fisher family members (related party transactions) under these purchase agreements. The shares are purchased at the same weighted-average market price that we pay for share repurchases in the open market. During the thirteen weeks ended May 2, 2009 and May 3, 2008, approximately 0.1 million shares and 1.8 million shares, respectively, were repurchased for $1 million and $34 million, respectively, from the Fisher family. All of the share repurchases were paid for as of May 2, 2009.

Note 7. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Earnings, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	May 2, 2009	May 3, 2008
Stock units	$11	$9
Employee stock purchase plan	1	1
Stock options	—	3

Share-based compensation expense	12	13
Less: Income tax benefit	(5)	(5)

Share-based compensation expense recognized in net earnings, net of tax	$7	$8

Note 8. Comprehensive Earnings

Comprehensive earnings are comprised of net earnings and other gains and losses affecting equity that are excluded from net earnings. The components of other comprehensive earnings consist of foreign currency translation gains and losses and changes in the fair value of derivative financial instruments, net of tax.

Comprehensive earnings, net of tax, are as follows:

	13 Weeks Ended
($ in millions)	May 2, 2009	May 3, 2008
Net earnings	$215	$249
Foreign currency translation	(10)	(4)
Change in fair value of derivative financial instruments, net of tax of $9 and $5	14	(1)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $6 and $5	(11)	(8)

Comprehensive earnings, net of tax	$208	$236

Note 9. Income Taxes

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

It is reasonably possible that the Company will recognize a decrease in unrecognized tax benefits within the next 12 months of up to $14 million as a result of filing amended returns and the closing of open tax years. However, we do not expect the change to have a material impact on the Condensed Consolidated Statements of Earnings.

During the thirteen weeks ended May 3, 2008, we recognized a reversal of $15 million of interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the period.

Note 10. Earnings Per Share

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

Weighted-average number of shares are as follows:

	13 Weeks Ended
(shares in millions)	May 2, 2009	May 3, 2008
Weighted-average number of shares - basic	695	733
Common stock equivalents	2	3

Weighted-average number of shares - diluted	697	736

The above computations of weighted-average number of shares - diluted exclude 35 million and 27 million shares related to stock options and other stock awards for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively, as their inclusion would be antidilutive.

Note 11. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of May 2, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. We account for these guarantees in accordance with the FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others.” The maximum potential amount of future lease payments we could be required to make is approximately $33 million as of May 2, 2009. The carrying amount of the liability related to the guarantees is not material as of May 2, 2009.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of May 2, 2009, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

Note 12. Segment Information

We identify our operating segments based on the way we manage and evaluate our business activities. All of our operating segments are in the business of selling clothing, accessories, and personal care products. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments:

•

Stores – The Stores reportable segment includes the results of our retail stores for each of our brands: Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because we believe that these operating segments have similar economic characteristics in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended May 2, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$776	$1,110	$446	$—	$2,332	75%
Canada	58	72	29	—	159	5
Europe	135	—	5	7	147	5
Asia	171	—	23	12	206	6
Other regions	—	—	—	16	16	—

Total Stores reportable segment	1,140	1,182	503	35	2,860	91
Direct reportable segment (2)	76	116	31	44	267	9

Total	$1,216	$1,298	$534	$79	$3,127	100%

13 Weeks Ended May 3, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$899	$1,141	$504	$—	$2,544	75%
Canada	77	95	34	—	206	6
Europe	172	—	5	5	182	6
Asia	168	—	21	11	200	6
Other regions	—	—	—	16	16	—

Total Stores reportable segment	1,316	1,236	564	32	3,148	93
Direct reportable segment (2)	76	117	33	10	236	7

Total	$1,392	$1,353	$597	$42	$3,384	100%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. The Direct reportable segment includes Athleta beginning September 2008.

(3)	Other includes our wholesale business and franchise business for the Stores segment. For the Direct segment, other includes Piperlime and, beginning September 2008, Athleta.

Financial Information for Reportable Segments

The measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment is operating income. Operating income is defined as income before interest expense, interest income, and income taxes. Corporate costs are allocated to each operating segment, and included in operating income, based on a rational and systematic basis.

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Total assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store facilities, and prepaid expenses and receivables related to store operations. Total assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of information technology and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets include cash and cash equivalents, restricted cash, the net book value of corporate property and equipment, and tax-related assets.

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

		13 Weeks Ended
($ in millions)		May 2, 2009	May 3, 2008
Operating income:
Stores		$296	$326
Direct (1)		57	57

Operating income		$353	$383

($ in millions)	May 2, 2009	January 31, 2009	May 3, 2008
Segment assets:
Stores	$3,206	$3,368	$3,716
Direct	477	499	275
Unallocated	3,538	3,697	3,657

Total assets	$7,221	$7,564	$7,648

(1)	Included in Direct’s operating income are $11 million and $10 million of net allocated corporate expenses for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) the impact of the adoption of new accounting standards; (ii) expected amortization expense for intangible assets; (iii) expected share repurchases from members of the Fisher family; (iv) the decrease in unrecognized tax benefits and the impact on financial statements; (v) the maximum potential amount of future lease payments under assigned leases; (vi) the impact of losses under contractual indemnifications; (vii) the maximum exposure and cash collateralized balance for the Company’s reinsurance pool in future periods; (viii) the outcome of proceedings, lawsuits, disputes and claims; (ix) cash balances and cash flows being sufficient to support operations, capital expenditures, and dividends; (x) focus on return on invested capital; (xi) maintaining focus on cost management and inventory discipline; (xii) generating strong free cash flow; (xiii) effective tax rate for fiscal 2009; (xiv) capital expenditures in fiscal 2009; (xv) store openings and closings in fiscal 2009; (xvi) net square footage change in fiscal 2009; and (xvii) dividends in fiscal 2009.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the risk that changes in general economic conditions, consumer confidence, or consumer spending patterns will have a negative impact on our financial performance or strategies; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations and renewing leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs, structure and access to capital in future periods; the risk that changes to our information technology systems may disrupt our operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations; the risk that our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands; the risk that acts or omissions by our third party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations; the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations; the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 9, 2009 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Our Business

We are a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments: Stores and Direct.

Overview

Financial highlights include:

•

Net sales for the first quarter of fiscal 2009 were $3.1 billion compared with $3.4 billion for the first quarter of fiscal 2008, and comparable store sales decreased 8 percent compared with a decrease of 11 percent for the first quarter of fiscal 2008.

•

Our Direct sales for the first quarter of fiscal 2009 increased 13 percent to $267 million, compared with $236 million for the first quarter of fiscal 2008. Our Direct reportable segment includes all online sales and, beginning September 2008, Athleta online and catalog sales.

•

Net earnings for the first quarter of fiscal 2009 were $215 million, or $0.31 per share on a diluted basis, compared with $249 million, or $0.34 per share on a diluted basis for the first quarter of fiscal 2008.

•	Gross margin for the first quarter of fiscal 2009 was 39.6 percent compared with 39.7 percent for the first quarter of fiscal 2008.

•	Operating margin for the first quarter of fiscal 2009 and fiscal 2008 was 11.3 percent.

•

During the first quarter of fiscal 2009, we generated free cash flow of $139 million compared with free cash flow of $62 million for the first quarter of fiscal 2008. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Net sales for the first quarter of fiscal 2009 were down 8 percent from the prior year comparable period. Despite this, our cash flow generation remains healthy and we maintain a strong balance sheet. As of May 2, 2009, cash, cash equivalents, and restricted cash were $1.7 billion with no debt outstanding. We believe our cash balances and cash flows from operations will be sufficient to fund our business operations, capital expenditures, and dividends.

Our business and financial priorities for fiscal 2009 are as follows:

•	Consistently delivering product that aligns with our target customers;

•	Improving customer experience and continuing to invest in our business with a focus on return on invested capital;

•	Maintaining a focus on cost management and inventory discipline; and

•	Generating strong free cash flow.

Results of Operations

Net Sales

Net Sales by Brand, Region, and Reportable Segment

Net sales primarily consist of retail sales, online sales, wholesale and franchise revenues, and shipping fees received from customers for delivery of merchandise. Outlet retail sales are reflected within the respective results of each brand.

We identify our operating segments based on the way we manage and evaluate our business activities. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments: Stores and Direct.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended May 2, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$776	$1,110	$446	$—	$2,332
Canada	58	72	29	—	159
Europe	135	—	5	7	147
Asia	171	—	23	12	206
Other regions	—	—	—	16	16

Total Stores reportable segment	1,140	1,182	503	35	2,860
Direct reportable segment (2)	76	116	31	44	267

Total	$1,216	$1,298	$534	$79	$3,127

Sales Growth (Decline)	(13)%	(4)%	(11)%	88%	(8)%

13 Weeks Ended May 3, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$899	$1,141	$504	$—	$2,544
Canada	77	95	34	—	206
Europe	172	—	5	5	182
Asia	168	—	21	11	200
Other regions	—	—	—	16	16

Total Stores reportable segment	1,316	1,236	564	32	3,148
Direct reportable segment (2)	76	117	33	10	236

Total	$1,392	$1,353	$597	$42	$3,384

Sales Growth (Decline)	(1)%	(12)%	3%	83%	(5)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. The Direct reportable segment includes Athleta beginning September 2008.

(3)	Other includes our wholesale business and franchise business for the Stores segment. For the Direct segment, other includes Piperlime and, beginning September 2008, Athleta.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company are as follows:

	13 Weeks Ended
	May 2, 2009	May 3, 2008
Gap North America	(12)%	(7)%
Old Navy North America	(3)%	(18)%
Banana Republic North America	(13)%	(4)%
International	(4)%	(5)%
The Gap, Inc.	(8)%	(11)%

The comparable store sales calculation excludes sales from our Direct reportable segment and our wholesale and franchise businesses. Outlet comparable store sales are reflected within the respective results of each brand.

A store is included in comparable store sales (“Comp”) when it has been open for at least 12 months and the selling square footage has not changed by 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when it has been open for less than 12 months or it has changed its selling square footage by 15 percent or more within the past year. Non-store sales such as online and catalog revenues are also considered Non-comp.

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

Store Count and Square Footage Information

Net sales per average square foot are as follows:

	13 Weeks Ended
	May 2, 2009	May 3, 2008
Net sales per average square foot (1)	$72	$79

(1)	Excludes net sales associated with the Direct reportable segment and our wholesale and franchise businesses.

Store count, openings, closings, and square footage for our wholly owned stores are as follows:

	January 31, 2009	13 Weeks Ended May 2, 2009		May 2, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,193	3	8	1,188	11.8
Gap Europe	173	2	—	175	1.5
Gap Asia	113	2	—	115	1.1
Old Navy North America	1,067	1	2	1,066	20.0
Banana Republic North America	573	3	1	575	4.9
Banana Republic Asia	27	—	—	27	0.1
Banana Republic Europe	3	—	—	3	—

Total	3,149	11	11	3,149	39.4

Decrease over prior year				(0.9)%	(0.8)%

	February 2, 2008	13 Weeks Ended May 3, 2008		May 3, 2008
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,249	6	10	1,245	12.2
Gap Europe	173	3	1	175	1.5
Gap Asia	110	2	4	108	1.0
Old Navy North America	1,059	11	5	1,065	20.1
Banana Republic North America	555	7	3	559	4.8
Banana Republic Asia	21	3	—	24	0.1
Banana Republic Europe	—	1	—	1	—

Total	3,167	33	23	3,177	39.7

Increase over prior year				1.4%	2.1%

Outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, Latin America, and the Middle East. There were 130 and 87 franchise stores open as of May 2, 2009 and May 3, 2008, respectively.

Net Sales Discussion

Our net sales for the first quarter of fiscal 2009 decreased $257 million, or 8 percent, compared with the prior year comparable period due to a decrease in net sales of $288 million related to our Stores reportable segment offset by an increase in net sales of $31 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the first quarter of fiscal 2009 decreased $288 million, or 9 percent, compared with the prior year comparable period. The decrease was primarily due to a decline in net sales at all of our brands and the unfavorable impact of foreign exchange of $70 million. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2008 were translated at exchange rates applicable during the first quarter of fiscal 2009.

•

For the Direct reportable segment, our net sales for the first quarter of fiscal 2009 increased $31 million, or 13 percent, compared with the prior year comparable period. The increase was primarily due to the incremental sales related to the acquisition of Athleta in September 2008.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	rent, occupancy, depreciation, amortization, common area maintenance, real estate taxes, and utilities related to our store operations, distribution centers, and certain corporate functions.

The classification of these expenses varies across the retail industry.

($ in millions)	13 Weeks Ended
	May 2, 2009	May 3, 2008
Cost of goods sold and occupancy expenses	$1,888	$2,042
Gross profit	$1,239	$1,342
Cost of goods sold and occupancy expenses as a percentage of net sales	60.4%	60.3%
Gross margin	39.6%	39.7%

Cost of goods sold and occupancy expenses decreased $154 million in the first quarter of fiscal 2009 but increased 0.1 percentage points as a percentage of net sales compared with the prior year comparable period. Cost of goods sold decreased 1.0 percentage points as a percentage of net sales in the first quarter of fiscal 2009 compared with the prior year comparable period. Occupancy expenses increased 1.1 percentage points as a percentage of net sales in the first quarter of fiscal 2009 compared with the prior year comparable period.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales increased 0.1 percentage points in the first quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 1.2 percentage points as a percentage of net sales in the first quarter of fiscal 2009 compared with the prior year comparable period. The decrease was driven by an increase in selling at regular price and a higher margin achieved for marked down merchandise primarily as a result of reduced cost of merchandise from our cost management efforts. Occupancy expenses increased 1.3 percentage points as a percentage of net sales in the first quarter of fiscal 2009 compared with the prior year comparable period. The increase was driven primarily by lower sales related to comparable stores, partially offset by favorable foreign exchange impact.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales increased 0.5 percentage points in the first quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 0.4 percentage points as a percentage of net sales in the first quarter of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.9 percentage points as a percentage of net sales, in the first quarter of fiscal 2009 compared with the prior year comparable period. The increase was driven by higher depreciation expense from new information technology systems and applications.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	marketing;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for corporate facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

($ in millions)	13 Weeks Ended
	May 2, 2009	May 3, 2008
Operating expenses	$886	$959
Operating expenses as a percentage of net sales	28.3%	28.3%
Operating margin	11.3%	11.3%

Operating expenses decreased $73 million, or 8 percent, in the first quarter of fiscal 2009 over the prior year comparable period. The decrease was driven primarily by lower store related expenses as a result of the decline in sales, lower corporate overhead expenses primarily related to bonus, payroll, and employee benefits, and a favorable foreign exchange impact.

Interest Expense (Reversal)

($ in millions)	13 Weeks Ended
	May 2, 2009	May 3, 2008
Interest expense (reversal)	$2	$(12)

In the first quarter of fiscal 2008, we recognized a reversal of $15 million interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the quarter.

Interest Income

($ in millions)	13 Weeks Ended
	May 2, 2009	May 3, 2008
Interest income	$2	$13

Interest income is earned on our cash and cash equivalents. The decrease in interest income for the first quarter of fiscal 2009 over the prior year comparable period was primarily due to lower interest rates.

Income Taxes

($ in millions)	13 Weeks Ended
	May 2, 2009	May 3, 2008
Income taxes	$138	$159
Effective tax rate	39.1%	39.0%

We currently expect the fiscal 2009 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the overall level of earnings, and the potential resolution of outstanding tax contingencies.

Liquidity and Capital Resources

Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy expenses, personnel related expenses, payment of taxes, and purchases of property and equipment.

As of May 2, 2009, cash, cash equivalents, and restricted cash were $1.7 billion. Our cash flow generation remains healthy and our cash position remains strong. We believe that current cash balances and cash flows from our operations will be adequate to support our business operations, capital expenditures, and the payment of dividends. We are also able to supplement near-term liquidity, if necessary, with the existing $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the first quarter of fiscal 2009 increased $26 million compared with the prior year comparable period primarily due to a lower payout for bonuses and lower overall expenditures as a result of cost management efforts during the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, offset by a decrease in net earnings.

Inventory management remains an area of focus. We continue to execute against our strategy of managing inventory levels in a manner that supports delivering healthy merchandise margins. As a result, inventory per square foot at May 2, 2009 decreased 12 percent compared with inventory per square foot at May 3, 2008.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities during the first quarter of 2009 was $45 million compared with net cash provided by investing activities of $65 million for the first quarter of fiscal 2008 primarily due to the following:

•	$177 million of proceeds from the maturity of short-term investments in the first quarter of fiscal 2008 compared with no maturities in the first quarter of fiscal 2009; offset by

•	$51 million less purchases of property and equipment in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.

For fiscal 2009, we expect capital expenditures to be about $350 million. We expect to open about 50 new store locations and to close about 100 store locations, including repositions. As a result, we expect net square footage to decrease about 2 percent for fiscal 2009.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repayment of debt, repurchases of our common stock, and dividend payments, while cash inflows typically consist of proceeds from share-based compensation. Net cash used for financing activities during the first quarter of fiscal 2009 decreased $65 million compared with the prior year comparable period primarily due to the following:

•	$151 million less repurchases of common stock in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008; offset by

•	$50 million repayment of long-term debt in the first quarter of fiscal 2009; and

•	$36 million less cash inflows from share-based compensation in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 2, 2009	May 3, 2008
Net cash provided by operating activities	$202	$176
Less: Purchases of property and equipment	(63)	(114)

Free cash flow	$139	$62

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Over the past three years, we have migrated most of our merchandise vendors to open account payment terms. As of May 2, 2009, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements, with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. In addition, we have an $8 million revolving credit facility available, with an expiration date of December 2009, for Athleta which is exclusively being used for the issuance of trade letters of credit to support its merchandise purchases. As of May 2, 2009, we had $100 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit, and standby letters of credit. As of May 2, 2009, there were no borrowings under the Facility. The net availability of the Facility, reflecting $61 million of outstanding standby letters of credit, was $439 million as of May 2, 2009.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.085 in the first quarters of fiscal 2009 and 2008. We intend to maintain our annual dividend of $0.34 per share for fiscal 2009.

Share Repurchase Program

In February 2008, our Board of Directors authorized $1 billion for share repurchases, of which $750 million was utilized through May 2, 2009. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from the Fisher family members (related party transactions) under these purchase agreements. The shares are purchased at the same weighted-average market price that we pay for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members. During the first quarter of fiscal 2009, we repurchased approximately 0.4 million shares for $5 million, including commissions, at an average price per share of $11.34. Approximately 0.1 million of these shares were repurchased for $1 million from the Fisher family. All of the share repurchases were paid for as of May 2, 2009.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 31, 2009, other than those which occur in the normal course of business.

We have assigned certain store and corporate facility leases to third parties as of May 2, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $33 million as of May 2, 2009. The carrying amount of the liability related to the guarantees is not material as of May 2, 2009.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of May 2, 2009, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Recent Accounting Pronouncements

See Note 2 of Notes to the Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial position, statement of cash flows and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity holding the intercompany balance. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during the first quarter of fiscal 2009 were U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. The derivative instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value as of the balance sheet dates.

We also use forward contracts to hedge the net assets of international subsidiaries to offset the translation and economic exposures related to our investments in those subsidiaries. The change in fair value of the forward contracts is reported in accumulated other comprehensive earnings within stockholders’ equity to offset the foreign currency translation adjustments on the investments.

Our market risk profile as of May 2, 2009 has not significantly changed since January 31, 2009. Our market risk profile as of January 31, 2009 is disclosed in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

In March 2009, the Company completed an upgrade of the information system that it uses to accumulate the financial data used in its financial reporting. The Company utilized the upgraded information system to generate its fiscal 2009 first quarter financial statements.

Other than this upgrade, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 2, 2009 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Feb. 1 - Feb. 28)	397,951	$11.34	397,951	$250 million
Month #2 (Mar. 1 - Apr. 4)	—		—	$250 million
Month #3 (Apr. 5 - May 2)	—		—	$250 million

Total	397,951		397,951

(1)	On February 27, 2008, our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization has no expiration date.

Item 6.	Exhibits.

10.1*	First Amended and Restated Master Services Agreement between the Registrant and International Business Machines Corporation, dated March 2, 2009 (1)

10.2*	Modification to Amended and Restated Employment Agreement by and between Glenn Murphy and the Company dated February 9, 2009

10.3*	Agreement with Art Peck, dated August 21, 2008 and confirmed on September 2, 2008

10.4*	Agreement with Tom Wyatt, dated August 21, 2008 and confirmed on September 25, 2008

10.5*	Summary of Changes to Non-employee Director Compensation

10.6*	Summary of Changes to Executive Compensation Arrangements

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: June 9, 2009	By	/s/ Glenn K. Murphy
Glenn K. Murphy Chairman and Chief Executive Officer

Date: June 9, 2009	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	First Amended and Restated Master Services Agreement between the Registrant and International Business Machines Corporation, dated March 2, 2009 (1)

10.2*	Modification to Amended and Restated Employment Agreement by and between Glenn Murphy and the Company dated February 9, 2009

10.3*	Agreement with Art Peck, dated August 21, 2008 and confirmed on September 2, 2008

10.4*	Agreement with Tom Wyatt, dated August 21, 2008 and confirmed on September 25, 2008

10.5*	Summary of Changes to Non-employee Director Compensation

10.6*	Summary of Changes to Executive Compensation Arrangements

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1+	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

+	Furnished herewith.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.