Form 10-Q
period 2009-08-01
GAP INC
filed 2009-09-09
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Common Stock, $0.05 par value, 697,841,367 shares as of September 3, 2009

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	August 1, 2009	January 31, 2009	August 2, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,031	$1,715	$1,606
Short-term investments	100	—	74
Restricted cash	21	41	33
Merchandise inventory	1,473	1,506	1,700
Other current assets	651	743	693

Total current assets	4,276	4,005	4,106
Property and equipment, net of accumulated depreciation of $4,637, $4,312, and $4,285	2,775	2,933	3,129
Other long-term assets	654	626	467

Total assets	$7,705	$7,564	$7,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$50	$188
Accounts payable	1,038	975	1,227
Accrued expenses and other current liabilities	923	1,076	1,012
Income taxes payable	10	57	10

Total current liabilities	1,971	2,158	2,437

Lease incentives and other long-term liabilities	989	1,019	1,041

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106, 1,105, and 1,103 shares; Outstanding 697, 694, and 710 shares	55	55	55
Additional paid-in capital	2,901	2,895	2,849
Retained earnings	10,272	9,947	9,578
Accumulated other comprehensive income	130	123	142
Treasury stock, at cost (409, 411, and 393 shares)	(8,613)	(8,633)	(8,400)

Total stockholders’ equity	4,745	4,387	4,224

Total liabilities and stockholders’ equity	$7,705	$7,564	$7,702

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	$3,245	$3,499	$6,372	$6,883
Cost of goods sold and occupancy expenses	1,957	2,161	3,845	4,203

Gross profit	1,288	1,338	2,527	2,680
Operating expenses	913	965	1,799	1,924

Operating income	375	373	728	756
Interest expense (reversal)	1	6	3	(6)
Interest income	(2)	(10)	(4)	(23)

Income before income taxes	376	377	729	785
Income taxes	148	148	286	307

Net income	$228	$229	$443	$478

Weighted-average number of shares - basic	697	717	696	725
Weighted-average number of shares - diluted	700	719	699	728

Earnings per share - basic	$0.33	$0.32	$0.64	$0.66
Earnings per share - diluted	$0.33	$0.32	$0.63	$0.66

Cash dividends declared and paid per share	$0.085	$0.085	$0.170	$0.170

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
($ in millions)	August 1, 2009	August 2, 2008
Cash flows from operating activities:
Net income	$443	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	323
Amortization of lease incentives	(39)	(42)
Share-based compensation	25	30
Tax benefit from exercise of stock options and vesting of stock units	(6)	2
Excess tax benefit from exercise of stock options and vesting of stock units	—	(3)
Non-cash and other items	(18)	28
Deferred income taxes	—	(2)
Changes in operating assets and liabilities:
Merchandise inventory	45	(128)
Other current assets and other long-term assets	63	(27)
Accounts payable	49	222
Accrued expenses and other current liabilities	(132)	(241)
Income taxes payable, net of prepaid and other tax-related items	(30)	(91)
Lease incentives and other long-term liabilities	(3)	13

Net cash provided by operating activities	720	562

Cash flows from investing activities:
Purchases of property and equipment	(131)	(208)
Purchases of short-term investments	(100)	(75)
Maturities of short-term investments	—	177
Change in restricted cash	18	5

Net cash used for investing activities	(213)	(101)

Cash flows from financing activities:
Payments of long-term debt	(50)	—
Proceeds from share-based compensation, net of withholding tax payments	10	44
Repurchases of common stock	(45)	(500)
Excess tax benefit from exercise of stock options and vesting of stock units	—	3
Cash dividends paid	(118)	(123)

Net cash used for financing activities	(203)	(576)

Effect of exchange rate fluctuations on cash	12	(3)

Net increase (decrease) in cash and cash equivalents	316	(118)
Cash and cash equivalents at beginning of period	1,715	1,724

Cash and cash equivalents at end of period	$2,031	$1,606

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2	$9
Cash paid for income taxes during the period	$326	$402

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of August 1, 2009 and August 2, 2008, the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2009 and August 2, 2008 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows at August 1, 2009 and August 2, 2008, and for all periods presented. We evaluated events occurring after August 1, 2009 through September 9, 2009, the date the financial statements were issued. The Condensed Consolidated Balance Sheet as of January 31, 2009 has been derived from our audited financial statements.

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

The results of operations for the thirteen and twenty-six weeks ended August 1, 2009 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 30, 2010.

Note 2. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	August 1, 2009	January 31, 2009	August 2, 2008
Goodwill	$99	$99	$—

Trade name	$54	$54	$—

Intangible assets subject to amortization	$15	$15	$—
Accumulated amortization	(6)	(2)	—

Intangible assets subject to amortization, net	$9	$13	$—

All of the assets above have been allocated to the Direct reportable segment.

During the thirteen and twenty-six weeks ended August 1, 2009, there were no changes in the carrying amount of goodwill or trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years. Amortization expense associated with intangible assets subject to amortization is recorded in operating expenses in our Condensed Consolidated Statements of Income. For the thirteen and twenty-six weeks ended August 1, 2009, amortization expense for intangible assets subject to amortization was $2 million and $4 million, respectively. For the remainder of fiscal 2009, we expect amortization expense for intangible assets subject to amortization to be $2 million.

As of August 1, 2009, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

($ in millions) Fiscal Year
2010	$4
2011	$2
2012	$1
2013	$—
2014	$—

Note 3. Fair Value Measurements

Financial Assets and Liabilities

Effective February 3, 2008, we adopted enhanced disclosure requirements for financial assets and liabilities measured at fair value on a recurring basis.

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$24	$—	$24	$—
Deferred compensation plan assets	23	23	—	—

Total	$47	$23	$24	$—

Liabilities:
Derivative financial instruments	$40	$—	$40	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$87	$—	$87	$—
Deferred compensation plan assets	18	18	—	—

Total	$105	$18	$87	$—

Liabilities:
Derivative financial instruments	$52	$—	$52	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 2, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$14	$—	$14	$—
Deferred compensation plan assets	23	23	—	—

Total	$37	$23	$14	$—

Liabilities:
Derivative financial instruments	$24	$—	$24	$—

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

We maintain deferred compensation plans which allow eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the deferred compensation plans. The fair value of the Company’s deferred compensation plan assets are determined based on quoted market prices and are included in other long-term assets in the Condensed Consolidated Balance Sheets.

In addition, we have highly liquid investments classified as cash and cash equivalents and short-term investments. These investments are placed primarily in treasury and prime money market funds, domestic commercial paper, and bank securities, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates fair market value due to their short maturities.

Nonfinancial Assets

Effective February 1, 2009, we adopted enhanced disclosure requirements for nonfinancial assets measured at fair value on a nonrecurring basis.

During the thirteen and twenty-six weeks ended August 1, 2009, we reviewed the carrying value of long-lived assets for impairment. Assets are considered impaired if the estimated undiscounted future cash flows of the long-lived assets are less than the carrying value. For an impaired asset, we recognize a loss equal to the difference between the carrying value and the asset’s estimated fair value. The fair value of the assets is based on discounted future cash flows of the assets using a discount rate commensurate with the risk. During the thirteen and twenty-six weeks ended August 1, 2009, no material impairment charges were recorded for the carrying value of long-lived assets.

Note 4. Derivative Financial Instruments

Effective February 1, 2009, we adopted enhanced disclosure requirements for our derivative instruments and hedging activities.

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

Cash Flow Hedges

We designate the following foreign exchange forward contracts as cash flow hedges: forward contracts used to hedge forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; and forward contracts used to hedge forecasted intercompany royalty payments denominated in Japanese yen and Canadian dollars received by entities whose functional currencies are U.S. dollars. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period which approximates the time the underlying transaction occurs. Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. During the thirteen and twenty-six weeks ended August 1, 2009, there were no material amounts recorded as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

We make merchandise purchases on a monthly basis and we enter into foreign exchange forward contracts to hedge forecasted merchandise purchases generally occurring in 12 to 18 months. We make intercompany royalty payments on a quarterly basis and we enter into foreign exchange forward contracts to hedge intercompany royalty payments generally occurring in 12 to 15 months.

As of August 1, 2009 we had foreign exchange forward contracts outstanding to buy the notional amount of $636 million and 29 million British pounds related to both our forecasted merchandise purchases and forecasted intercompany royalty payments.

Net Investment Hedges

We use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. For derivative instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative instruments is reported as a component of OCI and reclassified into income in the same period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. During the thirteen and twenty-six weeks ended August 1, 2009, there were no amounts recorded as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

As of August 1, 2009, we do not have foreign exchange forward contracts outstanding to hedge the net assets of our international subsidiaries.

Not Designated as Hedging Instruments

We also use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative instruments as well as the remeasurement of the underlying intercompany balances are recognized in operating expenses in the same period and they generally offset.

We generate intercompany activity each month and as such, we generally enter into foreign exchange forward contracts on a monthly basis to hedge intercompany balances that bear foreign exchange risk. These foreign exchange forward contracts generally settle in fewer than six months. As of August 1, 2009 we had foreign exchange forward contracts outstanding to buy $107 million, 6 billion Japanese yen, 151 million Euros, and 1 million Hong Kong dollars related to our intercompany balances that bear foreign exchange risk.

Contingent Features

We have no derivative instruments with credit-risk-related contingent features underlying the agreements as of August 1, 2009.

Quantitative Disclosures About Derivative Instruments

The fair values of asset and liability derivative instruments are as follows:

	August 1, 2009
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$5	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	5

Total derivatives designated as cash flow hedges		5		35

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$19	Accrued expenses and other current liabilities	$5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		19		5

Total derivative instruments		$24		$40

Substantially all of the unrealized gains and losses from designated cash flow hedges as of August 1, 2009 will be recognized in income within the next 12 months at the then current values, which may be different from the fair values as of August 1, 2009 shown above.

See Note 3 for additional disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis for the thirteen and twenty-six weeks ended August 1, 2009, are as follows:

	Amounts of Gain (Loss)		Amounts of Gain (Loss)
	Recognized in OCI (Effective Portion)		Reclassified from Accumulated OCI into Income (Effective Portion) (1)

($ in millions)	13 Weeks Ended August 1, 2009	26 Weeks Ended August 1, 2009	13 Weeks Ended August 1, 2009	26 Weeks Ended August 1, 2009
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange forward contracts	$(51)	$(31)	$9	$25
Cross-currency interest rate swap	—	3	—	1

Total	$(51)	$(28)	$9	$26

	Amounts of Gain (Loss)		Amounts of Gain (Loss)
	Recognized in OCI (Effective Portion)		Reclassified from Accumulated OCI into Income (Effective Portion)
($ in millions)	13 Weeks Ended August 1, 2009	26 Weeks Ended August 1, 2009	13 Weeks Ended August 1, 2009	26 Weeks Ended August 1, 2009
Derivatives in Net Investment Hedging Relationships:
Foreign exchange forward contracts	$(2)	$(2)	$—	$—

	Amounts of Gain (Loss) Recognized in Income (2)
($ in millions)	13 Weeks Ended August 1, 2009	26 Weeks Ended August 1, 2009
Derivatives Not Designated as Hedging Instruments:
Foreign exchange forward contracts	$(8)	$(10)

(1)	Includes gains of $9 million and $25 million recorded in cost of goods sold and occupancy expenses related to foreign exchange contracts used to hedge forecasted merchandise purchases for the thirteen and twenty-six weeks ended August 1, 2009, respectively, and losses of $0.8 million and $0.6 million recorded in operating expenses related to foreign exchange contracts used to hedge forecasted intercompany royalty payments for the thirteen and twenty-six weeks ended August 1, 2009, respectively. The gain related to the cross-currency interest rate swap of $1 million was recorded in operating expenses.

(2)	Recorded in operating expenses.

See Note 7 for components of comprehensive income, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 5. Share Repurchases

Share repurchases are as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share amounts)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Number of shares repurchased	—	16.3	0.4	27.7
Total cost	$—	$284	$5	$500
Average per share cost including commissions	$—	$17.45	$11.34	$18.04

In February 2008, our Board of Directors authorized $1 billion for share repurchases, of which $750 million was utilized through August 1, 2009. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from the Fisher family members under these purchase agreements (related party transactions). The shares are purchased at the same weighted-average market price that we pay for share repurchases in the open market. During the twenty-six weeks ended August 1, 2009, there were share repurchases of approximately 0.1 million shares for $1 million from the Fisher family. During the thirteen and twenty-six weeks ended August 2, 2008, approximately 2.6 million shares and 4.4 million shares, respectively, were repurchased for $45 million and $79 million, respectively, from the Fisher family.

Note 6. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

($ in millions)	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock units	$9	$12	$20	$21
Stock options	3	4	3	7
Employee stock purchase plan	1	1	2	2

Share-based compensation expense	13	17	25	30
Less: Income tax benefit	(5)	(7)	(10)	(12)

Share-based compensation expense, net of tax	$8	$10	$15	$18

Note 7. Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income consist of foreign currency translation gains and losses and changes in the fair value of derivative financial instruments, net of tax.

Comprehensive income, net of tax, is as follows:

($ in millions)	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net income	$228	$229	$443	$478
Foreign currency translation	50	7	40	2
Change in fair value of derivative financial instruments, net of tax benefit of $20, $3, $11, and $8	(31)	(5)	(17)	(6)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $4, $4, $10, and $9	(5)	(6)	(16)	(13)

Comprehensive income, net of tax	$242	$225	$450	$461

Note 8. Income Taxes

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

It is reasonably possible that unrecognized tax benefits will decrease up to $26 million within the next 12 months as a result of filing amended returns, audit resolutions, and the closing of open tax years. However, we do not expect the change to have a material impact on the Condensed Consolidated Statements of Income.

During fiscal 2008, we assessed the anticipated cash needs and overall financial position of our Canadian and Japanese subsidiaries. As a result, we determined that we no longer intend to utilize $137 million and $63 million of the undistributed earnings of our Canadian and Japanese subsidiaries, respectively, in foreign operations indefinitely. Of these amounts $43 million and $157 million was repatriated in the second quarter of fiscal 2009 and fiscal 2008, respectively. Accordingly, we had established a deferred tax asset and liability for U.S. income taxes as of January 31, 2009 and had recorded a related tax benefit. The amount of the tax benefit was immaterial.

Except as noted above and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries as we intend to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so.

During the twenty-six weeks ended August 2, 2008, we recognized a reversal of $15 million of interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the period.

Note 9. Earnings Per Share

Basic earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive.

Weighted-average number of shares are as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Weighted-average number of shares - basic	697	717	696	725
Common stock equivalents	3	2	3	3

Weighted-average number of shares - diluted	700	719	699	728

The above computations of weighted-average number of shares - diluted exclude 27 million and 32 million shares related to stock options and other stock awards for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, and 29 million shares related to stock options and other stock awards for both the twenty-six weeks ended August 1, 2009 and August 2, 2008, as their inclusion would have an antidilutive effect on earnings per share.

Note 10. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of August 1, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $39 million as of August 1, 2009. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. The carrying amount of the liability related to the guarantees is $2 million as of August 1, 2009.

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements, and various other agreements. Under these contracts we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental, or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated and, as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of August 1, 2009, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact our results of operations in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Note 11. Segment Information

We identify our operating segments based on the way we manage and evaluate our business activities. All of our operating segments are in the business of selling clothing, accessories, and personal care products. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments:

•

Stores – The Stores reportable segment includes the results of our retail stores for each of our brands: Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because we believe that these operating segments have similar economic characteristics.

•

Direct – The Direct reportable segment includes the results of the online business for each of our web-based brands: gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and, beginning in September 2008, athleta.com. The Direct reportable segment also includes Athleta’s catalog business. Based on the different distribution method associated with the Direct reportable segment, Direct is considered a reportable segment.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended August 1, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$808	$1,147	$483	$—	$2,438	75%
Canada	70	90	33	—	193	6
Europe	154	—	6	6	166	5
Asia	173	—	28	11	212	7
Other regions	—	—	—	12	12	—

Total Stores reportable segment	1,205	1,237	550	29	3,021	93
Direct reportable segment (2)	57	96	26	45	224	7

Total	$1,262	$1,333	$576	$74	$3,245	100%

($ in millions) 13 Weeks Ended August 2, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$919	$1,195	$562	$—	$2,676	76%
Canada	80	103	37	—	220	6
Europe	185	—	6	7	198	6
Asia	160	—	25	12	197	6
Other regions	—	—	—	17	17	1

Total Stores reportable segment	1,344	1,298	630	36	3,308	95
Direct reportable segment (2)	59	92	30	10	191	5

Total	$1,403	$1,390	$660	$46	$3,499	100%

($ in millions) 26 Weeks Ended August 1, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$1,584	$2,257	$929	$—	$4,770	75%
Canada	128	162	62	—	352	5
Europe	289	—	11	13	313	5
Asia	344	—	51	23	418	7
Other regions	—	—	—	28	28	—

Total Stores reportable segment	2,345	2,419	1,053	64	5,881	92
Direct reportable segment (2)	133	212	57	89	491	8

Total	$2,478	$2,631	$1,110	$153	$6,372	100%

($ in millions) 26 Weeks Ended August 2, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$1,818	$2,336	$1,066	$—	$5,220	76%
Canada	157	198	71	—	426	6
Europe	357	—	11	12	380	6
Asia	328	—	46	23	397	6
Other regions	—	—	—	33	33	—

Total Stores reportable segment	2,660	2,534	1,194	68	6,456	94
Direct reportable segment (2)	135	209	63	20	427	6

Total	$2,795	$2,743	$1,257	$88	$6,883	100%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. The Direct reportable segment includes Athleta beginning September 2008.

(3)	Other includes our wholesale business and franchise business for the Stores reportable segment. For the Direct reportable segment, other includes Piperlime and, beginning September 2008, Athleta.

Financial Information for Reportable Segments

The primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment is operating income. Operating income is defined as income before interest expense, interest income, and income taxes. Corporate costs are allocated to each operating segment, and are included in operating income, based on a rational and systematic basis.

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store assets, and prepaid expenses and receivables related to store operations. Assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of information technology and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets include cash and cash equivalents, short-term investments, restricted cash, the net book value of corporate property and equipment, and tax-related assets.

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Operating income:
Stores	$335	$347	$631	$673
Direct (1)	40	26	97	83

Operating income	$375	$373	$728	$756

($ in millions)		August 1, 2009	January 31, 2009	August 2, 2008
Segment assets:
Stores		$3,196	$3,368	$3,720
Direct		487	499	316
Unallocated		4,022	3,697	3,666

Total assets		$7,705	$7,564	$7,702

(1)	Included in Direct’s operating income are $12 million, $23 million, $12 million, and $22 million of net allocated corporate expenses for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) expected amortization expense for intangible assets; (ii) expected share repurchases from members of the Fisher family; (iii) the decrease in unrecognized tax benefits and the impact on financial statements; (iv) intentions with respect to undistributed earnings of foreign subsidiaries; (v) the maximum potential amount of future lease payments under assigned leases; (vi) the impact of losses under contractual indemnifications; (vii) the maximum exposure and cash collateralized balance for the Company’s reinsurance pool in future periods; (viii) the outcome of proceedings, lawsuits, disputes and claims; (ix) cash balances and cash flows being sufficient to support operations, capital expenditures, and dividends; (x) improving our sales trend; (xi) focus on return on invested capital; (xii) maintaining focus on cost management and inventory discipline; (xiii) generating strong free cash flow and returning excess cash to shareholders; (xiv) effective tax rate for fiscal 2009; (xv) capital expenditures in fiscal 2009; (xvi) store openings and closings in fiscal 2009; (xvii) net square footage change in fiscal 2009; (xviii) dividends in fiscal 2009; and (xix) share repurchases in the third quarter of fiscal 2009.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 9, 2009 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Our Business

We are a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate wholly owned stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments: Stores and Direct.

Overview

Financial highlights include:

•

Net sales for the second quarter of fiscal 2009 were $3.2 billion, down 7 percent compared with $3.5 billion for the second quarter of fiscal 2008. Comparable store sales decreased 8 percent compared with a decrease of 10 percent for the second quarter of fiscal 2008.

•

Our Direct sales for the second quarter of fiscal 2009 increased 17 percent to $224 million, compared with $191 million for the second quarter of fiscal 2008. Our Direct reportable segment includes all online sales and, beginning September 2008, Athleta online and catalog sales.

•	Gross margin for the second quarter of fiscal 2009 was 39.7 percent compared with 38.2 percent for the second quarter of fiscal 2008.

•	Operating margin for the second quarter of fiscal 2009 was 11.6 percent compared with 10.7 percent for the second quarter of 2008.

•

Net income for the second quarter of fiscal 2009 was $228 million, or $0.33 per share on a diluted basis, compared with $229 million, or $0.32 per share on a diluted basis for the second quarter of fiscal 2008.

•

During the first half of fiscal 2009, we generated free cash flow of $589 million compared with free cash flow of $354 million for the first half of fiscal 2008. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

•

As of August 1, 2009, cash and cash equivalents and short-term investments were $2.1 billion with no debt outstanding. We believe our cash balances and cash flows from operations will be sufficient to fund our business operations, capital expenditures, and the payment of dividends for the foreseeable future.

Our business and financial priorities for fiscal 2009 are as follows:

•	Consistently delivering product that aligns with our target customers with an overall objective of improving our sales trend;

•	Improving customer experience and continuing to invest in our business with a focus on return on invested capital;

•	Maintaining a focus on cost management and inventory discipline; and

•	Generating strong free cash flow and returning excess cash to shareholders.

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

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended August 1, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$808	$1,147	$483	$—	$2,438
Canada	70	90	33	—	193
Europe	154	—	6	6	166
Asia	173	—	28	11	212
Other regions	—	—	—	12	12

Total Stores reportable segment	1,205	1,237	550	29	3,021
Direct reportable segment (2)	57	96	26	45	224

Total	$1,262	$1,333	$576	$74	$3,245

Sales Growth (Decline)	(10)%	(4)%	(13)%	61%	(7)%

($ in millions) 13 Weeks Ended August 2, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$919	$1,195	$562	$—	$2,676
Canada	80	103	37	—	220
Europe	185	—	6	7	198
Asia	160	—	25	12	197
Other regions	—	—	—	17	17

Total Stores reportable segment	1,344	1,298	630	36	3,308
Direct reportable segment (2)	59	92	30	10	191

Total	$1,403	$1,390	$660	$46	$3,499

Sales Growth (Decline)	(1)%	(13)%	2%	84%	(5)%

($ in millions) 26 Weeks Ended August 1, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$1,584	$2,257	$929	$—	$4,770
Canada	128	162	62	—	352
Europe	289	—	11	13	313
Asia	344	—	51	23	418
Other regions	—	—	—	28	28

Total Stores reportable segment	2,345	2,419	1,053	64	5,881
Direct reportable segment (2)	133	212	57	89	491

Total	$2,478	$2,631	$1,110	$153	$6,372

Sales Growth (Decline)	(11)%	(4)%	(12)%	74%	(7)%

($ in millions) 26 Weeks Ended August 2, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total
U.S. (1)	$1,818	$2,336	$1,066	$—	$5,220
Canada	157	198	71	—	426
Europe	357	—	11	12	380
Asia	328	—	46	23	397
Other regions	—	—	—	33	33

Total Stores reportable segment	2,660	2,534	1,194	68	6,456
Direct reportable segment (2)	135	209	63	20	427

Total	$2,795	$2,743	$1,257	$88	$6,883

Sales Growth (Decline)	(1)%	(13)%	3%	87%	(5)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. The Direct reportable segment includes Athleta beginning September 2008.

(3)	Other includes our wholesale business and franchise business for the Stores reportable segment. For the Direct reportable segment, other includes Piperlime and, beginning September 2008, Athleta.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Gap North America	(10)%	(6)%	(11)%	(6)%
Old Navy North America	(4)%	(16)%	(4)%	(17)%
Banana Republic North America	(15)%	(6)%	(14)%	(5)%
International	(5)%	(6)%	(5)%	(5)%
The Gap, Inc.	(8)%	(10)%	(8)%	(11)%

Only wholly owned stores are included in the calculation of comparable store sales. The comparable store sales calculation excludes sales from our Direct reportable segment and our wholesale and franchise businesses. Outlet comparable store sales are reflected within the respective results of each brand.

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

Store Count and Square Footage Information

Net sales per average square foot are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales per average square foot (1)	$76	$82	$148	$161

(1)	Excludes net sales associated with the Direct reportable segment and our wholesale and franchise businesses.

Store count, openings, closings, and square footage for our wholly owned stores are as follows:

	January 31, 2009	26 Weeks Ended August 1, 2009		August 1, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,193	4	18	1,179	11.7
Gap Europe	173	6	—	179	1.5
Gap Asia	113	3	—	116	1.1
Old Navy North America	1,067	2	7	1,062	20.0
Banana Republic North America	573	8	2	579	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	—	—	3	—

Total	3,149	23	27	3,145	39.4

Decrease from January 31, 2009				(0.1)%	(0.3)%

	February 2, 2008	26 Weeks Ended August 2, 2008		August 2, 2008
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,249	7	26	1,230	12.1
Gap Europe	173	4	8	169	1.5
Gap Asia	110	5	4	111	1.0
Old Navy North America	1,059	15	8	1,066	20.1
Banana Republic North America	555	19	6	568	4.8
Banana Republic Asia	21	4	—	25	0.1
Banana Republic Europe	—	1	—	1	—

Total	3,167	55	52	3,170	39.6

Increase from February 2, 2008				0.1%	—%

Outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, Latin America, and the Middle East. There were 133 and 99 franchise stores open as of August 1, 2009 and August 2, 2008, respectively.

Net Sales Discussion

Our net sales for the second quarter of fiscal 2009 decreased $254 million, or 7 percent, compared with the prior year comparable period due to a decrease in net sales of $287 million related to our Stores reportable segment offset by an increase in net sales of $33 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the second quarter of fiscal 2009 decreased $287 million, or 9 percent, compared with the prior year comparable period. The decrease was primarily due to a decline in net sales at all of our brands and the unfavorable impact of foreign exchange of $39 million. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2008 were translated at exchange rates applicable during the second quarter of fiscal 2009.

•

For the Direct reportable segment, our net sales for the second quarter of fiscal 2009 increased $33 million, or 17 percent, compared with the prior year comparable period. The increase was primarily due to the incremental sales related to the acquisition of Athleta in September 2008.

Our net sales for the first half of fiscal 2009 decreased $511 million, or 7 percent, compared with the prior year comparable period due to a decrease in net sales of $575 million related to our Stores reportable segment offset by an increase in net sales of $64 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the first half of fiscal 2009 decreased $575 million, or 9 percent, compared with the prior year comparable period. The decrease was primarily due to a decline in net sales across all of our brands and the unfavorable impact of foreign exchange of $111 million. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2008 were translated at exchange rates applicable during the first half of fiscal 2009.

•

For the Direct reportable segment, our net sales for the first half of fiscal 2009 increased $64 million, or 15 percent, compared with the prior year comparable period. The increase was primarily due to the incremental sales related to the acquisition of Athleta in September 2008.

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

($ in millions)	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Cost of goods sold and occupancy expenses	$1,957	$2,161	$3,845	$4,203
Gross profit	$1,288	$1,338	$2,527	$2,680
Cost of goods sold and occupancy expenses as a percentage of net sales	60.3%	61.8%	60.3%	61.1%
Gross margin	39.7%	38.2%	39.7%	38.9%

Cost of goods sold and occupancy expenses decreased $204 million, or 1.5 percentage points as a percentage of net sales, in the second quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 2.1 percentage points as a percentage of net sales in the second quarter of fiscal 2009 compared with the prior year comparable period. Occupancy expenses increased 0.6 percentage points as a percentage of net sales in the second quarter of fiscal 2009 compared with the prior year comparable period.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.1 percentage points in the second quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 2.0 percentage points as a percentage of net sales in the second quarter of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown. Occupancy expenses increased 0.9 percentage points as a percentage of net sales in the second quarter of fiscal 2009 compared with the prior year comparable period. The increase was driven primarily by lower sales related to comparable stores.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 3.6 percentage points in the second quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 4.3 percentage points as a percentage of net sales in the second quarter of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.7 percentage points as a percentage of net sales in the second quarter of fiscal 2009 compared with the prior year comparable period. The increase was driven primarily by higher depreciation expense from new information technology systems and applications.

Cost of goods sold and occupancy expenses decreased $358 million, or 0.8 percentage points as a percentage of net sales, in the first half of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 1.6 percentage points as a percentage of net sales in the first half of fiscal 2009 compared with the prior year comparable period. Occupancy expenses increased 0.8 percentage points as a percentage of net sales in the first half of fiscal 2009 compared with the prior year comparable period.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.6 percentage points in the first half of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 1.6 percentage points as a percentage of net sales in the first half of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown. Occupancy expenses increased 1.0 percentage points as a percentage of net sales in the first half of fiscal 2009 compared with the prior year comparable period. The increase was driven primarily by lower sales related to comparable stores, partially offset by a favorable foreign exchange impact.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.3 percentage points in the first half of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 2.1 percentage points as a percentage of net sales in the first half of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.8 percentage points as a percentage of net sales in the first half of fiscal 2009 compared with the prior year comparable period. The increase was driven primarily by higher depreciation expense from new information technology systems and applications.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	marketing;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for corporate facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

($ in millions)	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Operating expenses	$913	$965	$1,799	$1,924
Operating expenses as a percentage of net sales	28.1%	27.6%	28.2%	28.0%
Operating margin	11.6%	10.7%	11.4%	11.0%

Operating expenses decreased $52 million, or 5 percent, in the second quarter of fiscal 2009 over the prior year comparable period. The decrease was driven primarily by lower store related expenses as a result of the decline in sales, lower corporate overhead related to payroll and employee benefits, and a favorable foreign exchange impact, offset by an increase in marketing expenses.

Operating expenses decreased $125 million, or 6 percent, in the first half of fiscal 2009 over the prior year comparable period. The decrease was driven primarily by lower store related expenses as a result of the decline in sales, lower corporate overhead related to payroll and employee benefits, and a favorable foreign exchange impact, offset by an increase in marketing expenses.

Interest Expense (Reversal)

($ in millions)	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Interest expense (reversal)	$1	$6	$3	$(6)

In the first half of fiscal 2008, we recognized a reversal of $15 million interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the first quarter.

Interest Income

($ in millions)	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Interest income	$2	$10	$4	$23

Interest income is earned on our cash and cash equivalents and short-term investments. The decrease in interest income for the second quarter and first half of fiscal 2009 over the prior year comparable periods was primarily due to lower interest rates.

Income Taxes

($ in millions)	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Income taxes	$148	$148	$286	$307
Effective tax rate	39.4%	39.3%	39.2%	39.1%

We currently expect the fiscal 2009 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, and the potential resolution of outstanding tax contingencies.

Liquidity and Capital Resources

Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy expenses, personnel related expenses, payment of taxes, and purchases of property and equipment.

As of August 1, 2009, cash and cash equivalents and short-term investments were $2.1 billion. Our cash flow generation remains healthy and our cash position remains strong. We believe that current cash balances and cash flows from our operations will be adequate to support our business operations, capital expenditures, and the payment of dividends for the foreseeable future. We are also able to supplement near-term liquidity, if necessary, with the existing $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the first half of fiscal 2009 increased $158 million compared with the prior year comparable period primarily due to:

•	lower income taxes paid in the first half of fiscal 2009 compared with the first half of fiscal 2008;

•	a lower payout during the first half of fiscal 2009 related to the fiscal 2008 bonus compared with the payout in the first half of fiscal 2008 related to the fiscal 2007 bonus; and

•	a decrease in construction related expenses due to fewer projects.

Inventory management remains an area of focus. We continue to execute against our strategy of managing inventory levels in a manner that supports delivering healthy merchandise margins. As a result of this strategy and lower cost of merchandise, inventory per square foot at August 1, 2009 decreased 14 percent compared with inventory per square foot at August 2, 2008.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities during the first half of 2009 increased $112 million compared with the prior year comparable period primarily due to the following:

•	$177 million of proceeds from the maturity of short-term investments in the first half of fiscal 2008 compared with no maturities in the first half of fiscal 2009; offset by

•	$77 million less purchases of property and equipment in the first half of fiscal 2009 compared with the first half of fiscal 2008.

For fiscal 2009, we expect capital expenditures to be about $350 million. We expect to open about 50 new store locations and to close about 100 store locations, including repositions. As a result, we expect net square footage to decrease about 2 percent for fiscal 2009.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of dividend payments, the repayment of debt, and repurchases of our common stock, while cash inflows typically consist of proceeds from share-based compensation, net of withholding tax payments. Net cash used for financing activities during the first half of fiscal 2009 decreased $373 million compared with the prior year comparable period primarily due to the following:

•	$455 million less repurchases of common stock in the first half of fiscal 2009 compared with the first half of fiscal 2008; offset by

•	$50 million repayment of long-term debt in the first half of fiscal 2009.

We will likely resume share repurchases in the third quarter of fiscal 2009.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 1, 2009	August 2, 2008
Net cash provided by operating activities	$720	$562
Less: Purchases of property and equipment	(131)	(208)

Free cash flow	$589	$354

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Over the past few years, we have migrated virtually all of our merchandise vendors to open account payment terms. As of August 1, 2009, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements, with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. In addition, we have an $8 million revolving credit facility available with an expiration date of December 2009 for Athleta which is exclusively being used for the issuance of trade letters of credit to support its merchandise purchases. As of August 1, 2009, we had $102 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes, including commercial paper backstop, working capital, trade letters of credit, and standby letters of credit. As of August 1, 2009, there were no borrowings under the Facility. The net availability of the Facility, reflecting $57 million of outstanding standby letters of credit, was $443 million as of August 1, 2009.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.17 in the first half of fiscal 2009 and 2008. We intend to maintain our annual dividend of $0.34 per share for fiscal 2009.

Share Repurchase Program

In February 2008, our Board of Directors authorized $1 billion for share repurchases, of which $750 million was utilized through August 1, 2009. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family. We expect that approximately $158 million (approximately 16 percent) of the $1 billion share repurchase program will be purchased from the Fisher family members under these purchase agreements (related party transactions). The shares are purchased at the same weighted-average market price that we pay for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members. During the first half of fiscal 2009, we repurchased approximately 0.4 million shares for $5 million, including commissions, at an average price per share of $11.34. Approximately 0.1 million of these shares were repurchased for $1 million from the Fisher family. All of the share repurchases were paid for as of August 1, 2009. During the first half of fiscal 2008, we repurchased approximately 27.7 million shares for $500 million, including commissions, at an average price of $18.04. Approximately 4.4 million of these shares were repurchased for $79 million from the Fisher family.

We will likely resume share repurchases in the third quarter of fiscal 2009.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 31, 2009, other than those which occur in the normal course of business.

We have assigned certain store and corporate facility leases to third parties as of August 1, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $39 million as of August 1, 2009. The carrying amount of the liability related to the guarantees is $2 million as of August 1, 2009.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of August 1, 2009, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity holding the intercompany balance. In addition, we use forward contracts to hedge the net assets of international subsidiaries to offset the translation and economic exposures related to our investments in those subsidiaries. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during the first half of fiscal 2009 were U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. The derivative instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value as of the balance sheet dates.

Our market risk profile as of August 1, 2009 has not significantly changed since January 31, 2009. Our market risk profile as of January 31, 2009 is disclosed in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results of operations, cash flows, or financial position taken as a whole.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 1, 2009 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 3 - May 30)	—	—	—	$250 million
Month #2 (May 31 - July 4)	—	—	—	$250 million
Month #3 (July 5 - August 1)	—	—	—	$250 million

Total	—		—

(1)	On February 27, 2008, our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization has no expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders.

a)	On May 19, 2009, our Annual Meeting of Stockholders was held in San Francisco, California. There were 695,718,239 shares of common stock outstanding on the record date and entitled to vote at the Annual Meeting. A total of 633,317,783 votes were represented at the Annual Meeting.

b)	The following directors were elected:

	Vote For	Vote Withheld
Adrian D.P. Bellamy	624,030,898	9,286,885
Domenico De Sole	627,422,071	5,895,712
Donald G. Fisher	623,043,776	10,274,007
Robert J. Fisher	623,235,805	10,081,978
Bob L. Martin	626,887,284	6,430,499
Jorge P. Montoya	627,225,527	6,092,256
Glenn K. Murphy	617,380,212	15,937,571
James M. Schneider	627,414,215	5,903,568
Mayo A. Shattuck III	623,285,497	10,032,286
Kneeland C. Youngblood	625,931,831	7,385,952

There were no abstentions and no broker non-votes.

c)	The ratification of the selection of Deloitte & Touche, LLP as our independent registered public accounting firm for the fiscal year ending January 30, 2010, was ratified with 628,512,709 votes in favor and 4,582,727 votes against.

There were 222,347 abstentions and no broker non-votes.

Item 6.	Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: September 9, 2009	By	/s/ Glenn K. Murphy
Glenn K. Murphy Chairman and Chief Executive Officer

Date: September 9, 2009	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons Executive Vice President and Chief Financial Officer

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.