Form 10-Q
period 2009-10-31
GAP INC
filed 2009-12-08
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Common Stock, $0.05 par value, 689,992,899 shares as of December 4, 2009

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	October 31, 2009	January 31, 2009	November 1, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,173	$1,715	$1,480
Short-term investments	225	—	75
Restricted cash	21	41	38
Merchandise inventory	1,999	1,506	2,224
Other current assets	636	743	740

Total current assets	5,054	4,005	4,557
Property and equipment, net of accumulated depreciation of $4,733, $4,312, and $4,288	2,717	2,933	3,016
Other long-term assets	659	626	613

Total assets	$8,430	$7,564	$8,186

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$50	$188
Accounts payable	1,418	975	1,578
Accrued expenses and other current liabilities	1,050	1,076	1,052
Income taxes payable	6	57	25

Total current liabilities	2,474	2,158	2,843

Lease incentives and other long-term liabilities	975	1,019	1,018

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106, 1,105, and 1,105 shares; Outstanding 695, 694, and 706 shares	55	55	55
Additional paid-in capital	2,922	2,895	2,884
Retained earnings	10,519	9,947	9,765
Accumulated other comprehensive income	153	123	116
Treasury stock, at cost (411, 411, and 399 shares)	(8,668)	(8,633)	(8,495)

Total stockholders’ equity	4,981	4,387	4,325

Total liabilities and stockholders’ equity	$8,430	$7,564	$8,186

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	$3,589	$3,561	$9,961	$10,444
Cost of goods sold and occupancy expenses	2,065	2,183	5,910	6,386

Gross profit	1,524	1,378	4,051	4,058
Operating expenses	1,024	984	2,823	2,908

Operating income	500	394	1,228	1,150
Interest expense (reversal)	1	5	4	(1)
Interest income	(1)	(9)	(5)	(32)

Income before income taxes	500	398	1,229	1,183
Income taxes	193	152	479	459

Net income	$307	$246	$750	$724

Weighted-average number of shares - basic	698	709	697	720
Weighted-average number of shares - diluted	704	712	701	723

Earnings per share - basic	$0.44	$0.35	$1.08	$1.01
Earnings per share - diluted	$0.44	$0.35	$1.07	$1.00

Cash dividends declared and paid per share	$0.085	$0.085	$0.255	$0.255

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
($ in millions)	October 31, 2009	November 1, 2008
Cash flows from operating activities:
Net income	$750	$724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	491	486
Amortization of lease incentives	(60)	(64)
Share-based compensation	48	42
Tax benefit from exercise of stock options and vesting of stock units	(5)	5
Excess tax benefit from exercise of stock options and vesting of stock units	(3)	(6)
Non-cash and other items	(61)	44
Deferred income taxes	1	22
Changes in operating assets and liabilities:
Merchandise inventory	(478)	(667)
Other current assets and other long-term assets	116	(55)
Accounts payable	419	594
Accrued expenses and other current liabilities	(66)	(238)
Income taxes payable, net of prepaid and other tax-related items	(3)	(81)
Lease incentives and other long-term liabilities	3	28

Net cash provided by operating activities	1,152	834

Cash flows from investing activities:
Purchases of property and equipment	(221)	(315)
Purchases of short-term investments	(250)	(75)
Maturities of short-term investments	25	177
Acquisition of business, net of cash acquired	—	(141)
Change in restricted cash	19	1

Net cash used for investing activities	(427)	(353)

Cash flows from financing activities:
Payment of long-term debt	(50)	—
Proceeds from share-based compensation, net of withholding tax payments	47	69
Repurchases of common stock	(106)	(593)
Excess tax benefit from exercise of stock options and vesting of stock units	3	6
Cash dividends paid	(178)	(183)

Net cash used for financing activities	(284)	(701)

Effect of foreign exchange rate fluctuations on cash	17	(24)

Net increase (decrease) in cash and cash equivalents	458	(244)
Cash and cash equivalents at beginning of period	1,715	1,724

Cash and cash equivalents at end of period	$2,173	$1,480

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2	$10
Cash paid for income taxes during the period	$492	$557

See Accompanying Notes to the Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of October 31, 2009 and November 1, 2008, the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows at October 31, 2009 and November 1, 2008, and for all periods presented. We evaluated events occurring after October 31, 2009 through December 8, 2009, the date the financial statements were issued. The Condensed Consolidated Balance Sheet as of January 31, 2009 has been derived from our audited financial statements.

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

The results of operations for the thirteen and thirty-nine weeks ended October 31, 2009 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 30, 2010.

Note 2. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	October 31, 2009	January 31, 2009	November 1, 2008
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Intangible assets subject to amortization	$15	$15	$15
Accumulated amortization	(7)	(2)	—

Intangible assets subject to amortization, net	$8	$13	$15

All of the assets above have been allocated to the Direct reportable segment.

During the thirteen and thirty-nine weeks ended October 31, 2009, there were no changes in the carrying amount of goodwill or trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years. Amortization expense associated with intangible assets subject to amortization is recorded in operating expenses in our Condensed Consolidated Statements of Income. For the thirteen and thirty-nine weeks ended October 31, 2009, amortization expense for intangible assets subject to amortization was $1 million and $5 million, respectively. For the remainder of fiscal 2009, we expect amortization expense for intangible assets subject to amortization to be $1 million.

As of October 31, 2009, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

($ in millions) Fiscal Year
2010	$4
2011	$2
2012	$1
2013	$—
2014	$—

Note 3. Fair Value Measurements

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

	October 31, 2009	Fair Value Measurements at Reporting Date Using
($ in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$7	$—	$7	$—
Deferred compensation plan assets	24	24	—	—

Total	$31	$24	$7	$—

Liabilities:
Derivative financial instruments	$41	$—	$41	$—

	January 31, 2009	Fair Value Measurements at Reporting Date Using
($ in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$87	$—	$87	$—
Deferred compensation plan assets	18	18	—	—

Total	$105	$18	$87	$—

Liabilities:
Derivative financial instruments	$52	$—	$52	$—

	November 1, 2008	Fair Value Measurements at Reporting Date Using
($ in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$72	$—	$72	$—
Deferred compensation plan assets	22	22	—	—

Total	$94	$22	$72	$—

Liabilities:
Derivative financial instruments	$30	$—	$30	$—

Derivative financial instruments primarily include foreign exchange forward contracts, which mainly hedge U.S. dollar, Euro, British pound, Japanese yen, and Canadian dollar exposures. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are included in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are included in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.

We maintain deferred compensation plans which allow eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the deferred compensation plans. The fair value of the Company’s deferred compensation plan assets is determined based on quoted market prices, and the assets are included in other long-term assets in the Condensed Consolidated Balance Sheets.

In addition, we have highly liquid investments classified as cash and cash equivalents and short-term investments. These investments are placed primarily in money market funds, domestic commercial paper, U.S. treasury bills, and bank deposits, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates fair market value due to their short maturities.

Nonfinancial Assets

Effective February 1, 2009, we adopted enhanced disclosure requirements for nonfinancial assets measured at fair value on a nonrecurring basis.

During the thirteen and thirty-nine weeks ended October 31, 2009, we reviewed the carrying value of long-lived assets for impairment. Assets are considered impaired if the estimated undiscounted future cash flows of the long-lived assets are less than the carrying value. For an impaired asset, we recognize a loss equal to the difference between the carrying value and the asset’s estimated fair value. The fair value of the assets is determined using level 3 inputs. It is based on estimated future cash flows of the assets using a discount rate commensurate with the risk. During the thirteen and thirty-nine weeks ended October 31, 2009, no material impairment charges were recorded for the carrying value of long-lived assets.

Note 4. Derivative Financial Instruments

Effective February 1, 2009, we adopted enhanced disclosure requirements for our derivative financial instruments and hedging activities.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, and intercompany balances that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged are U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. Until March 2009, we also used a cross-currency interest rate swap to swap the interest and principal payable of the $50 million debt of our Japanese subsidiary, Gap (Japan) KK. In connection with the maturity of the debt, the swap was settled in March 2009. We do not enter into derivative financial contracts for trading purposes. Our derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at fair value determined using pricing models based on current market rates. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges

We designate the following foreign exchange forward contracts as cash flow hedges: forward contracts used to hedge forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies and forward contracts used to hedge forecasted intercompany royalty payments denominated in Japanese yen and Canadian dollars received by entities whose functional currencies are U.S. dollars. For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period which approximates the time the underlying transaction occurs. Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. During the thirteen and thirty-nine weeks ended October 31, 2009, there were no material amounts recorded as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

We make merchandise purchases on a monthly basis and enter into foreign exchange forward contracts to hedge forecasted merchandise purchases generally occurring in 12 to 18 months. We make intercompany royalty payments on a quarterly basis and we enter into foreign exchange forward contracts to hedge intercompany royalty payments generally occurring in 12 to 15 months.

As of October 31, 2009, we had foreign exchange forward contracts outstanding to buy the notional amount of $806 million and 25 million British pounds and to sell various currencies related to both our forecasted merchandise purchases and forecasted intercompany royalty payments.

Net Investment Hedges

We use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and reclassified into income in the same period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. During the thirteen and thirty-nine weeks ended October 31, 2009, there were no amounts recorded as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

As of October 31, 2009, we did not have foreign exchange forward contracts outstanding to hedge the net assets of our international subsidiaries.

Not Designated as Hedging Instruments

We also use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. For derivative financial instruments not designated as hedging instruments, the gain or loss on the derivative financial instruments, as well as the remeasurement of the underlying intercompany balances, is recognized in operating expenses in the same period and generally offset.

We generate intercompany activity each month, and as such, we generally enter into foreign exchange forward contracts on a monthly basis to hedge intercompany balances that bear foreign exchange risk. These foreign exchange forward contracts generally settle in fewer than six months. As of October 31, 2009, we had foreign exchange forward contracts outstanding to buy $41 million and 5 billion Japanese yen related to our intercompany balances that bear foreign exchange risk.

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of October 31, 2009.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

($ in millions)	October 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$4	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	5

Total derivatives designated as cash flow hedges		5		35

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	6
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		6

Total derivative instruments		$7		$41

Substantially all unrealized gains and losses from designated cash flow hedges as of October 31, 2009 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of October 31, 2009 shown above.

See Note 3 for additional disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis for the thirteen and thirty-nine weeks ended October 31, 2009, are as follows:

	Amounts of Gain (Loss) Recognized in OCI (Effective Portion)		Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
($ in millions)	13 Weeks Ended October 31, 2009	39 Weeks Ended October 31, 2009	13 Weeks Ended October 31, 2009	39 Weeks Ended October 31, 2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(9)	$(40)	$(5)	$20
Cross-currency interest rate swap	—	3	—	1

Total	$(9)	$(37)	$(5)	$21

	Amounts of Gain (Loss) Recognized in OCI (Effective Portion)		Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
($ in millions)	13 Weeks Ended October 31, 2009	39 Weeks Ended October 31, 2009	13 Weeks Ended October 31, 2009	39 Weeks Ended October 31, 2009
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$—	$(2)	$—	$—

	Amounts of Gain (Loss) Recognized in Income (2)
($ in millions)	13 Weeks Ended October 31, 2009	39 Weeks Ended October 31, 2009
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$42	$32

(1)	Includes loss of $4 million and gain of $22 million recorded in cost of goods sold and occupancy expenses related to foreign exchange forward contracts used to hedge forecasted merchandise purchases for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. Also includes losses of $1 million and $2 million recorded in operating expenses related to foreign exchange forward contracts used to hedge forecasted intercompany royalty payments for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. The gain of $1 million related to the cross-currency interest rate swap was recorded in operating expenses.

(2)	Recorded in operating expenses.

See Note 7 for components of comprehensive income, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 5. Share Repurchases

Share repurchases are as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share amounts)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Number of shares repurchased	4.1	5.7	4.5	33.4
Total cost	$91	$100	$96	$600
Average per share cost including commissions	$22.42	$17.65	$21.44	$17.97

In February 2008, our Board of Directors authorized $1 billion for share repurchases, of which $841 million was utilized through October 31, 2009. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family. We expect that approximately $147 million (approximately 15 percent) of the $1 billion share repurchase program will be purchased from the Fisher family members under these purchase agreements (related party transactions). The shares are purchased at the same weighted-average market price that we pay for share repurchases in the open market. During the thirteen and thirty-nine weeks ended October 31, 2009, approximately 0.6 million shares and 0.7 million shares, respectively, were repurchased for $14 million and $15 million, respectively, from the Fisher family. During the thirteen and thirty-nine weeks ended November 1, 2008, approximately 0.9 million shares and 5.3 million shares, respectively, were repurchased for $15 million and $94 million, respectively, from the Fisher family.

All except $31 million of total share repurchases were paid for as of October 31, 2009, of which $14 million was payable to Fisher family members. All of the share repurchases were paid for as of November 1, 2008 except $7 million which was payable to Fisher family members.

In November 2009, we announced that our Board of Directors authorized an additional $500 million share repurchase program, and we entered into new purchase agreements with individual members of the Fisher family. We expect that approximately $20 million (approximately 4 percent) of the $500 million share repurchase program will be purchased from the Fisher family members under these purchase agreements (related party transactions).

Note 6. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock units	$18	$10	$38	$31
Stock options	4	1	7	8
Employee stock purchase plan	1	1	3	3

Share-based compensation expense	23	12	48	42
Less: Income tax benefit	(9)	(4)	(19)	(16)

Share-based compensation expense, net of tax	$14	$8	$29	$26

Note 7. Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of other comprehensive income consist of foreign currency translation gains and losses and changes in the fair value of derivative financial instruments, net of tax.

Comprehensive income, net of tax, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net income	$307	$246	$750	$724
Foreign currency translation	26	(53)	66	(56)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of ($3), $10, ($14), and $18	(6)	16	(23)	22
Reclassification adjustment for realized losses (gains) on derivative financial instruments, net of tax (tax benefit) of ($2), ($6), $8, and ($15)	3	11	(13)	25

Comprehensive income, net of tax	$330	$220	$780	$715

Note 8. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 1998.

It is reasonably possible that unrecognized tax benefits will decrease by up to $19 million within the next 12 months as a result of filing amended returns, audit resolutions, and the closing of open tax years. However, we do not expect the change to have a material impact on the Condensed Consolidated Statements of Income.

During the thirteen weeks ended October 31, 2009, we assessed the anticipated cash needs and overall financial position of our Canadian subsidiaries. As a result, we determined we no longer intend to utilize approximately $46 million of the undistributed earnings of our Canadian subsidiaries in foreign operations indefinitely. Accordingly, we have established a deferred tax liability for U.S. income taxes with respect to such earnings as of October 31, 2009 and have recorded a related tax expense. The amount of the tax expense was immaterial.

Except as noted above and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as we intend to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so.

During the thirty-nine weeks ended November 1, 2008, we recognized a reversal of $15 million of interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the period.

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

Weighted-average number of shares are as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Weighted-average number of shares - basic	698	709	697	720
Common stock equivalents	6	3	4	3

Weighted-average number of shares - diluted	704	712	701	723

The above computations of weighted-average number of shares - diluted exclude 16 million and 30 million shares related to share-based awards for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and 26 million and 31 million shares related to share-based awards for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 10. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of October 31, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $36 million as of October 31, 2009. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. The carrying amount of the liability related to the guarantees is $1 million as of October 31, 2009.

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements, and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental, or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated, and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of October 31, 2009, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

Note 11. Segment Information

We identify our operating segments based on the way we manage and evaluate our business activities. All of our operating segments are in the business of selling clothing, accessories, and personal care products. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments:

•

Stores – The Stores reportable segment includes the results of the retail stores for each of our brands: Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because we believe that these operating segments have similar economic characteristics.

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

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended October 31, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$897	$1,240	$495	$—	$2,632	73%
Canada	90	107	46	—	243	7
Europe	176	—	6	13	195	6
Asia	172	—	24	12	208	6
Other regions	—	—	—	13	13	—

Total Stores reportable segment	1,335	1,347	571	38	3,291	92
Direct reportable segment (2)	93	128	33	44	298	8

Total	$1,428	$1,475	$604	$82	$3,589	100%

Sales Growth (Decline)	(5)%	8%	(4)%	26%	1%

($ in millions) 13 Weeks Ended November 1, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$976	$1,136	$527	$—	$2,639	74%
Canada	90	96	39	—	225	6
Europe	181	—	6	13	200	6
Asia	159	—	23	12	194	5
Other regions	—	—	—	19	19	1

Total Stores reportable segment	1,406	1,232	595	44	3,277	92
Direct reportable segment (2)	95	131	37	21	284	8

Total	$1,501	$1,363	$632	$65	$3,561	100%

Sales Growth (Decline)	(4)%	(15)%	(5)%	91%	(8)%

($ in millions) 39 Weeks Ended October 31, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$2,481	$3,497	$1,424	$—	$7,402	74%
Canada	218	269	108	—	595	6
Europe	465	—	17	26	508	5
Asia	516	—	75	35	626	6
Other regions	—	—	—	41	41	1

Total Stores reportable segment	3,680	3,766	1,624	102	9,172	92
Direct reportable segment (2)	226	340	90	133	789	8

Total	$3,906	$4,106	$1,714	$235	$9,961	100%

Sales Growth (Decline)	(9)%	—%	(9)%	54%	(5)%

($ in millions) 39 Weeks Ended November 1, 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$2,794	$3,472	$1,593	$—	$7,859	75%
Canada	247	294	110	—	651	6
Europe	538	—	17	25	580	6
Asia	487	—	69	35	591	6
Other regions	—	—	—	52	52	—

Total Stores reportable segment	4,066	3,766	1,789	112	9,733	93
Direct reportable segment (2)	230	340	100	41	711	7

Total	$4,296	$4,106	$1,889	$153	$10,444	100%

Sales Growth (Decline)	(2)%	(14)%	—%	87%	(6)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. The Direct reportable segment includes Athleta beginning September 2008.

(3)	Other includes our wholesale business and franchise business for the Stores reportable segment. For the Direct reportable segment, other includes Piperlime, and beginning September 2008, Athleta.

Financial Information for Reportable Segments

Operating income is the primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment. It is defined as income before interest expense, interest income, and income taxes. Corporate expenses are allocated to each operating segment, and are included in operating income, on a rational and systematic basis.

Reportable segment assets presented below include assets directly used in, or allocable to, that segment’s operations. Assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store assets, and prepaid expenses and receivables related to store operations. Assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of information technology and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets include cash and cash equivalents, short-term investments, restricted cash, the net book value of corporate property and equipment, and tax-related assets.

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Operating income:
Stores	$425	$331	$1,056	$1,004
Direct (1)	75	63	172	146

Operating income	$500	$394	$1,228	$1,150

($ in millions)	October 31, 2009	January 31, 2009	November 1, 2008
Segment assets:
Stores	$3,742	$3,368	$4,157
Direct	505	499	537
Unallocated	4,183	3,697	3,492

Total assets	$8,430	$7,564	$8,186

(1)	Included in Direct’s operating income are $15 million and $12 million of net allocated corporate expenses for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and $38 million and $34 million of net allocated corporate expenses for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) expected amortization expense for intangible assets; (ii) expected share repurchases from members of the Fisher family; (iii) the decrease in unrecognized tax benefits and the impact on financial statements; (iv) intentions with respect to undistributed earnings of foreign subsidiaries; (v) the maximum potential amount of future lease payments under assigned leases; (vi) the impact of losses under contractual indemnifications; (vii) the maximum exposure and cash collateralized balance for the Company’s reinsurance pool in future periods; (viii) the outcome of proceedings, lawsuits, disputes and claims; (ix) cash balances and cash flows being sufficient to support operations, capital expenditures, and dividends; (x) improving our sales trend and regaining market share; (xi) focus on return on invested capital; (xii) delivering earnings growth through healthy merchandise margins; (xiii) maintaining focus on cost management and inventory discipline; (xiv) generating strong free cash flow and returning excess cash to shareholders; (xv) effective tax rate for fiscal 2009; (xvi) capital expenditures in fiscal 2009; (xvii) store openings and closings in fiscal 2009; (xviii) net square footage change in fiscal 2009; and (xix) dividends in fiscal 2009.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 8, 2009 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

OVERVIEW

Financial highlights include:

•

Net sales were $3.6 billion for the third quarters of fiscal 2009 and fiscal 2008. Comparable store sales for the third quarter of fiscal 2009 were flat compared with a decrease of 12 percent for the third quarter of fiscal 2008.

•	Gross margin for the third quarter of fiscal 2009 was 42.5 percent compared with 38.7 percent for the third quarter of fiscal 2008.

•	Operating margin for the third quarter of fiscal 2009 was 13.9 percent compared with 11.1 percent for the third quarter of fiscal 2008.

•

Net income for the third quarter of fiscal 2009 was $307 million, or $0.44 per share on a diluted basis, compared with $246 million, or $0.35 per share on a diluted basis for the third quarter of fiscal 2008.

•

During the thirty-nine weeks ended October 31, 2009, we generated free cash flow of $931 million compared with free cash flow of $519 million for the thirty-nine weeks ended November 1, 2008. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

•

As of October 31, 2009, cash and cash equivalents and short-term investments were $2.4 billion with no debt outstanding. We believe our cash balances and cash flows from operations will be sufficient to fund our business operations, capital expenditures, and the payment of dividends for the foreseeable future.

Our business and financial priorities for fiscal 2009 are as follows:

•	Consistently delivering product that aligns with our target customers with an overall objective of improving our sales trend and regaining market share;

•	Improving customer experience and continuing to invest in our business with a focus on return on invested capital;

•	Delivering earnings growth through healthy merchandise margins;

•	Maintaining a focus on cost management and inventory discipline; and

•	Generating strong free cash flow and returning excess cash to shareholders.

RESULTS OF OPERATIONS

Net Sales

Net Sales by Brand, Region, and Reportable Segment

Net sales primarily consist of retail sales, online sales, wholesale and franchise revenues, and shipping fees received from customers for delivery of merchandise. Gap and Banana Republic outlet retail sales are reflected within the respective results of each brand.

We identify our operating segments based on the way we manage and evaluate our business activities. Beginning in the fourth quarter of fiscal 2008, we have two reportable segments: Stores and Direct.

See Item 1, Financial Statements, Note 11 for net sales by brand, region, and reportable segment.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Gap North America	(7)%	(7)%	(10)%	(7)%
Old Navy North America	10%	(18)%	1%	(17)%
Banana Republic North America	(6)%	(11)%	(11)%	(7)%
International	(6)%	(1)%	(5)%	(4)%
The Gap, Inc.	—%	(12)%	(5)%	(11)%

Only wholly owned stores are included in the calculation of comparable store sales. The comparable store sales calculation excludes sales from our Direct reportable segment and our wholesale and franchise businesses. Gap and Banana Republic outlet comparable store sales are reflected within the respective results of each brand.

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

A store is considered non-comparable (“Non-comp”) when it has been open for less than 12 months or has changed its selling square footage by 15 percent or more within the past year.

A store is considered “Closed” if it is temporarily closed for three or more full consecutive days or is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in Closed status for three or more days in the prior year, the store will be in Non-comp status for the same days the following year.

Store Count and Square Footage Information

Net sales per average square foot are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales per average square foot (1)	$82	$81	$230	$242

(1)	Excludes net sales associated with the Direct reportable segment and our wholesale and franchise businesses.

Store count, openings, closings, and square footage for our wholly owned stores are as follows:

	January 31, 2009	39 Weeks Ended October 31, 2009		October 31, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,193	7	27	1,173	11.7
Gap Europe	173	8	1	180	1.6
Gap Asia	113	7	—	120	1.1
Old Navy North America	1,067	2	10	1,059	19.9
Banana Republic North America	573	12	3	582	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	—	1	2	—

Total	3,149	36	42	3,143	39.4

Decrease from January 31, 2009				(0.2)%	(0.3)%

	February 2, 2008	39 Weeks Ended November 1, 2008		November 1, 2008
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,249	12	34	1,227	12.1
Gap Europe	173	9	9	173	1.5
Gap Asia	110	7	5	112	1.1
Old Navy North America	1,059	31	14	1,076	20.2
Banana Republic North America	555	25	7	573	4.9
Banana Republic Asia	21	5	—	26	0.1
Banana Republic Europe	—	3	—	3	—

Total	3,167	92	69	3,190	39.9

Increase from February 2, 2008				0.7%	0.8%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Europe, Latin America, and the Middle East. There were 142 and 113 franchise stores open as of October 31, 2009 and November 1, 2008, respectively.

Net Sales Discussion

Our net sales for the third quarter of fiscal 2009 increased $28 million, or 1 percent, compared with the prior year comparable period, due to an increase in net sales of $14 million related to our Stores reportable segment and an increase in net sales of $14 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the third quarter of fiscal 2009 increased $14 million, or 0.4 percent, compared with the prior year comparable period. The increase was primarily due to an increase in net sales at Old Navy and the $15 million favorable impact of foreign exchange, offset by a decline in net sales at Gap and Banana Republic. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2008 were translated at exchange rates applicable during the third quarter of fiscal 2009.

•

For the Direct reportable segment, our net sales for the third quarter of fiscal 2009 increased $14 million, or 5 percent, compared with the prior year comparable period. The increase was primarily due to the incremental sales related to the acquisition of Athleta in September 2008.

Our net sales for the thirty-nine weeks ended October 31, 2009 decreased $483 million, or 5 percent, compared with the prior year comparable period, due to a decrease in net sales of $561 million related to our Stores reportable segment, offset by an increase in net sales of $78 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the thirty-nine weeks ended October 31, 2009 decreased $561 million, or 6 percent, compared with the prior year comparable period. The decrease was primarily due to a decline in net sales at Gap and Banana Republic and the $97 million unfavorable impact of foreign exchange. The foreign exchange impact is the translation impact if net sales for the thirty-nine weeks ended November 1, 2008 were translated at exchange rates applicable during the thirty-nine weeks ended October 31, 2009.

•

For the Direct reportable segment, our net sales for the thirty-nine weeks ended October 31, 2009 increased $78 million, or 11 percent, compared with the prior year comparable period. The increase was primarily due to the incremental sales related to the acquisition of Athleta in September 2008.

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

As a general business practice, we review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Cost of goods sold and occupancy expenses	$2,065	$2,183	$5,910	$6,386
Gross profit	$1,524	$1,378	$4,051	$4,058
Cost of goods sold and occupancy expenses as a percentage of net sales	57.5%	61.3%	59.3%	61.1%
Gross margin	42.5%	38.7%	40.7%	38.9%

Cost of goods sold and occupancy expenses decreased $118 million, or 3.8 percentage points as a percentage of net sales, in the third quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 3.6 percentage points as a percentage of net sales in the third quarter of fiscal 2009 compared with the prior year comparable period. Occupancy expenses decreased 0.2 percentage points as a percentage of net sales in the third quarter of fiscal 2009 compared with the prior year comparable period.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 3.6 percentage points in the third quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 3.3 percentage points as a percentage of net sales in the third quarter of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown. Occupancy expenses decreased 0.3 percentage points as a percentage of net sales in the third quarter of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by lower occupancy expenses at the distribution centers.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 4.9 percentage points in the third quarter of fiscal 2009 compared with the prior year comparable period. Cost of goods sold decreased 5.3 percentage points as a percentage of net sales in the third quarter of fiscal 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise from our cost management efforts. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.4 percentage points as a percentage of net sales in the third quarter of fiscal 2009 compared with the prior year comparable period. The increase was driven primarily by higher depreciation expense from new information technology systems and applications and incremental expenses related to the integration of Athleta, which was acquired in September 2008.

Cost of goods sold and occupancy expenses decreased $476 million, or 1.8 percentage points as a percentage of net sales, during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. Cost of goods sold decreased 2.3 percentage points as a percentage of net sales during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. Occupancy expenses increased 0.5 percentage points as a percentage of net sales during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.6 percentage points during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. Cost of goods sold decreased 2.2 percentage points as a percentage of net sales during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown. Occupancy expenses increased 0.6 percentage points as a percentage of net sales during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. The increase was driven primarily by lower sales related to comparable stores at Gap and Banana Republic, partially offset by a favorable foreign exchange impact.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 3.0 percentage points during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. Cost of goods sold decreased 3.5 percentage points as a percentage of net sales during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. The decrease was driven primarily by reduced cost of merchandise from our cost management efforts. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.5 percentage points as a percentage of net sales during the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period. The increase was driven primarily by higher depreciation expense from new information technology systems and applications.

Operating Expenses

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	marketing;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for corporate facilities; and

•	other expense (income).

The classification of these expenses varies across the retail industry.

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Operating expenses	$1,024	$984	$2,823	$2,908
Operating expenses as a percentage of net sales	28.5%	27.6%	28.3%	27.8%
Operating margin	13.9%	11.1%	12.3%	11.0%

Operating expenses increased $40 million, or 4 percent, in the third quarter of fiscal 2009 over the prior year comparable period. The increase was driven primarily by an increase in marketing expenses and bonus expenses.

Operating expenses decreased $85 million, or 3 percent, during the thirty-nine weeks ended October 31, 2009 over the prior year comparable period. The decrease was driven primarily by lower store-related expenses due to a decline in net sales and lower overhead expenses primarily related to payroll.

Interest Expense (Reversal)

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Interest expense (reversal)	$1	$5	$4	$(1)

Interest expense (reversal) for the thirty-nine weeks ended November 1, 2008 includes a reversal of $15 million of interest expense from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the period, offset by interest expense of $14 million on overall borrowings and obligations. Interest expense on overall borrowings and obligations decreased for the thirty-nine weeks ended October 31, 2009 compared with the prior year comparable period primarily due to the maturities of our $138 million, 8.80 percent notes repaid in December 2008 and $50 million, 6.25 percent notes repaid in March 2009.

Interest Income

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Interest income	$1	$9	$5	$32

Interest income is earned on our cash and cash equivalents and short-term investments. The decrease in interest income for the thirteen and thirty-nine weeks ended October 31, 2009 over the prior year comparable periods was primarily due to lower interest rates.

Income Taxes

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Income taxes	$193	$152	$479	$459
Effective tax rate	38.6%	38.2%	39.0%	38.8%

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

As of October 31, 2009, cash and cash equivalents and short-term investments were $2.4 billion. Our cash flow generation remains healthy, and our cash position remains strong. We believe that current cash balances and cash flows from our operations will be adequate to support our business operations, capital expenditures, and the payment of dividends for the foreseeable future. We are also able to supplement near-term liquidity, if necessary, with the existing $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended October 31, 2009 increased $318 million compared with the prior year comparable period primarily due to:

•	lower income taxes paid in the thirty-nine weeks ended October 31, 2009 compared with the thirty-nine weeks ended November 1, 2008;

•	a lower fiscal 2008 bonus payout in the first quarter of fiscal 2009 compared with fiscal 2007 bonus payout in the first quarter of fiscal 2008; and

•	an increase in net income.

Inventory management remains an area of focus. We continue to execute against our strategy of managing inventory levels in a manner that supports delivering healthy merchandise margins. As a result of this strategy and lower cost of merchandise, inventory per square foot at October 31, 2009 decreased 9 percent compared with inventory per square foot at November 1, 2008.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities during the thirty-nine weeks ended October 31, 2009 increased $74 million compared with the prior year comparable period primarily due to the following:

•	$327 million more net purchases of short-term investments in the thirty-nine weeks ended October 31, 2009 compared with the thirty-nine weeks ended November 1, 2008; partially offset by

•	$141 million, which is net of cash acquired, used for the acquisition of Athleta in September 2008; and

•	$94 million less purchases of property and equipment in the thirty-nine weeks ended October 31, 2009 compared with the thirty-nine weeks ended November 1, 2008.

For fiscal 2009, we expect capital expenditures to be about $350 million. We expect to open about 50 new store locations and close about 100 store locations, including repositions. As a result, we expect net square footage to decrease about 2 percent for fiscal 2009.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of dividend payments, repurchases of our common stock, and the repayment of debt. Cash inflows typically consist of proceeds from share-based compensation, net of withholding tax payments. Net cash used for financing activities during the thirty-nine weeks ended October 31, 2009 decreased $417 million compared with the prior year comparable period primarily due to the following:

•	$487 million less repurchases of common stock in the thirty-nine weeks ended October 31, 2009 compared with the thirty-nine weeks ended November 1, 2008; partially offset by

•	$50 million repayment of long-term debt in the thirty-nine weeks ended October 31, 2009.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 31, 2009	November 1, 2008
Net cash provided by operating activities	$1,152	$834
Less: Purchases of property and equipment	(221)	(315)

Free cash flow	$931	$519

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay the vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Over the past few years, we have migrated virtually all of our merchandise vendors to open account payment terms. As of October 31, 2009, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. In addition, we have an $8 million revolving credit facility available with an expiration date of December 2009 for Athleta, which is exclusively being used for the issuance of trade letters of credit to support its merchandise purchases. As of October 31, 2009, we had $44 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes, including working capital, trade letters of credit, and standby letters of credit. As of October 31, 2009, there were no borrowings under the Facility. The net availability of the Facility, reflecting $57 million of outstanding standby letters of credit, was $443 million as of October 31, 2009.

Dividend Policy

In determining whether, and at what level, to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.085 during the first, second, and third quarters of fiscal 2009 and 2008. We intend to maintain our annual dividend of $0.34 per share for fiscal 2009.

Share Repurchase Program

In February 2008, our Board of Directors authorized $1 billion for share repurchases, of which $841 million was utilized through October 31, 2009. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family. We expect that approximately $147 million (approximately 15 percent) of the $1 billion share repurchase program will be purchased from the Fisher family members under these purchase agreements (related party transactions). The shares are purchased at the same weighted-average market price that we pay for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members.

During the thirty-nine weeks ended October 31, 2009, we repurchased approximately 4.5 million shares for $96 million, including commissions, at an average price per share of $21.44. Approximately 0.7 million of these shares were repurchased for $15 million from the Fisher family. All except $31 million of total share repurchases were paid for as of October 31, 2009. Of the $31 million accrual, $14 million was payable to Fisher family members. During the thirty-nine weeks ended November 1, 2008, we repurchased approximately 33.4 million shares for $600 million, including commissions, at an average price of $17.97. Approximately 5.3 million of these shares were repurchased for $94 million from the Fisher family. All of the share repurchases were paid for as of November 1, 2008 except $7 million which was payable to Fisher family members.

In November 2009, we announced that our Board of Directors authorized an additional $500 million share repurchase program, and we entered into new purchase agreements with individual members of the Fisher family. We expect that approximately $20 million (approximately 4 percent) of the $500 million share repurchase program will be purchased from the Fisher family members under these purchase agreements (related party transactions). The shares are purchased at the same weighted-average market price that we pay for share repurchases in the open market. The purchase agreements may be terminated upon 15 business days notice by the Company or individual Fisher family members.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 31, 2009, other than those which occur in the normal course of business.

We have assigned certain store and corporate facility leases to third parties as of October 31, 2009. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $36 million as of October 31, 2009. The carrying amount of the liability related to the guarantees is $1 million as of October 31, 2009.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of October 31, 2009, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, other than unredeemed gift certificates and vouchers as described below.

Unredeemed Gift Certificates and Vouchers

Upon issuance of a gift certificate or voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income based on historical redemption patterns. Breakage income for gift certificates and vouchers is recorded as other income, which is a component of operating expenses in the Condensed Consolidated Statements of Income, when it can be determined that the likelihood of redemption is remote and there is no legal obligation to remit the unredeemed portion to relevant jurisdictions. Beginning in the third quarter of fiscal 2009, we changed our estimate of the elapsed time for recording breakage income associated with unredeemed gift certificates and vouchers to three years from our prior estimate of five years. During the third quarter of fiscal 2009, we completed an analysis of historical redemption patterns for our gift certificates and vouchers. Based on this analysis, we concluded that three years after the gift certificate or voucher is issued, we can determine the portion of the liability where redemption is remote. This change in estimate did not have a material impact on the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity holding the intercompany balance. In addition, we use forward contracts to hedge the net assets of international subsidiaries to offset the translation and economic exposures related to our investments in those subsidiaries. These contracts are entered into with large, reputable financial institutions, which are monitored for counterparty risk. The principal currencies hedged during the thirty-nine weeks ended October 31, 2009 were U.S. dollars, Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. The derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value as of the balance sheet dates.

Our market risk profile as of October 31, 2009 has not significantly changed since January 31, 2009. Our market risk profile as of January 31, 2009 is disclosed in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 31, 2009 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (August 2 - August 29)	—	—	—	$250 million
Month #2 (August 30 - October 3)	—	—	—	$250 million
Month #3 (October 4 - October 31)	4,099,819	$22.42	4,099,819	$159 million

Total	4,099,819		4,099,819

(1)	On February 27, 2008, our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization has no expiration date. On November 17, 2009, our Board of Directors approved an additional $500 million for share repurchases, which we announced on November 19, 2009. This authorization has no expiration date.

Item 6.	Exhibits.

10.1	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Deferred Compensation Plan (prior to June 30, 2009 known as the Supplemental Deferred Compensation Plan)

10.2	Fourth Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 8, 2009	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: December 8, 2009	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Deferred Compensation Plan (prior to June 30, 2009 known as the Supplemental Deferred Compensation Plan)

10.2	Fourth Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.