Form 10-K
period 2010-01-30
GAP INC
filed 2010-03-26
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended January 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 952-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2009 was approximately $9 billion based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s common stock outstanding as of March 22, 2010 was 667,420,104.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2010 (hereinafter referred to as the “2010 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) our plans to expand internationally through a number of channels and brands, including additional Gap stores in Europe and our first Gap stores in China, additional Banana Republic stores in Europe, additional outlet stores in Canada, Europe, and Asia, online sales internationally, and additional franchising and similar arrangements; (ii) our plans to downsize, consolidate, reposition, or close some of our stores; (iii) cash and cash flows being sufficient for the foreseeable future; (iv) the outcome of proceedings, lawsuits, disputes, and claims; (v) improving our sales trend while delivering healthy margins; (vi) maintaining a focus on cost management and return on invested capital; (vii) generating strong free cash flow; (viii) investing in the future while delivering earnings growth; (ix) current cash balances and cash flows being adequate to support our business operations, capital expenditures, and the payment of dividends and share repurchases; (x) being able to supplement near-term liquidity with our existing credit facility; (xi) capital expenditures in fiscal 2010; (xii) the number of new store openings and store closings in fiscal 2010; (xiii) net square footage change in fiscal 2010; (xiv) our plan to increase our dividend in fiscal 2010; (xv) future share repurchases; (xvi) the expected payments and the expected benefits, including cost savings, resulting from our services agreement with IBM; (xvii) the maximum potential amount of future lease payments; (xviii) the impact of losses due to indemnification obligations; (xix) the maximum exposure and cash collateralized balance for the reinsurance pool in future periods; (xx) the estimates and assumptions we use in our accounting policies, including those used to calculate our lower of cost or market and inventory shortage reserves, our impairment of long-lived assets, goodwill, and intangible assets, our insurance liabilities, our future sales returns, our breakage income, and our settlement of foreign and domestic tax audits; (xxi) future lease payments related to the closure of Forth & Towne; (xxii) the assumptions used to value share-based compensation expense; (xxiii) future lease payments and related net cash outlay; (xxiv) our intent to use earnings in foreign operations for an indefinite period or repatriate them only when tax-effective to do so; (xxv) total gross unrecognized tax benefits; and (xxvi) the impact of recent tax return and refund claim audits.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the risk that changes in general economic conditions or consumer spending patterns will have a negative impact on our financial performance or strategies; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations and renewing or modifying leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs, structure and access to capital in future periods; the risk that changes to our information technology (“IT”) systems may disrupt our operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations; the risk that our efforts to expand internationally may not be successful and could impair the value of our brands; the risk that acts or omissions by our third party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations; the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations; the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 26, 2010 and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

2      GAP INC. FORM 10-K

THE GAP, INC.

2009 ANNUAL REPORT ON FORM 10-K

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

We design most of our products, which are manufactured by independent sources, and sell them under our brands:

Gap.  Founded in 1969, Gap stores offer an extensive selection of classically styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis, and T-shirts to fashion apparel, accessories, and personal care products for men and women. We entered the children’s apparel market with the introduction of GapKids in 1986 and babyGap in 1989. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children ages newborn through pre-teen. We also offer maternity apparel. We launched GapBody in 1998 offering women’s underwear, sleepwear, loungewear, and sports and active apparel. We also operate Gap Outlet stores, which carry similar categories of products at lower price points.

Old Navy.  We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes, and accessories for adults, children, and infants, as well as other items, including a maternity line, consumables, and personal care products.

Banana Republic.  Acquired in 1983 with two stores, Banana Republic offers sophisticated, fashionable collections of casual and tailored apparel, shoes, accessories, and personal care products for men and women at higher price points than Gap. We also operate Banana Republic Factory Stores, which carry similar categories of products at lower price points.

As of January 30, 2010, we operated a total of 3,095 store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K.

In 1997, we introduced Gap Online, a web-based store located at gap.com. Gap Online offers products comparable to those carried in Gap, GapKids, babyGap, and GapBody stores, as well as extended sizes not found in stores. We introduced Banana Republic Online, a web-based store located at bananarepublic.com, in 1999, which offers products comparable to those carried in the store collections, as well as extended sizes not found in stores. In 2000, we established Old Navy Online, a web-based store located at oldnavy.com. Old Navy Online offers apparel and accessories comparable to those carried in the store collections, as well as a plus size line not found in stores.

We have two additional brands: Piperlime, an online-only store located at piperlime.com, and Athleta, an online and catalog store located at athleta.com.

Piperlime.  We launched Piperlime in October 2006. Piperlime offers customers an assortment of the leading brands in footwear, handbags, apparel, and jewelry for women and footwear for men and kids, as well as tips, trends, and advice from leading style authorities.

4      GAP INC. FORM 10-K

Athleta.  Acquired in September 2008, Athleta offers customers high quality and performance-driven women’s sports and active apparel and footwear that is stylish and functional for a variety of activities, including golf, running, skiing and snowboarding, tennis, and yoga. Customers can purchase Athleta product, as well as an assortment of products from leading brands in women’s active wear, online or through the catalog.

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

Merchandise Vendors

We purchase private label merchandise from approximately 650 vendors and non-private label merchandise from approximately 350 vendors. Our vendors have facilities in approximately 60 countries. No vendor accounted for more than 3 percent of the dollar amount of our total fiscal 2009 purchases. Of our merchandise sold during fiscal 2009, approximately 1 percent of all units (representing approximately 2 percent of total cost) were produced domestically while the remaining 99 percent of all units (representing approximately 98 percent of total cost) were produced outside the United States. Approximately 27 percent of our merchandise units (representing approximately 31 percent of total cost) were produced in China. Events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the section entitled “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the holiday period (November through December).

Brand Building

Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by us. With respect to Piperlime, we control all aspects of brand development except for product design. We continue to invest in our brands and enhance the customer experience through the remodeling of existing stores, the opening of new stores, the closure of under-performing stores, the enhancement of our online shopping sites, additional investments in marketing, and a focus on customer service.

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy, Piperlime, and Athleta trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising

We have franchise agreements with unaffiliated franchisees to operate Gap and/or Banana Republic stores in Australia, Bahrain, Bulgaria, Croatia, Cyprus, Egypt, Greece, Indonesia, Israel, Jordan, Kuwait, Malaysia, Mexico, Oman, Philippines, Qatar, Romania, Russia, Saudi Arabia, Singapore, South Korea, Thailand, Turkey, and United Arab Emirates. Under these agreements, third parties operate, or will operate, stores that sell apparel purchased from us under our brand names. While we expect this will be a small part of our business in the near future, we plan over time to continue increasing the number of countries in which we enter into these types of arrangements as part of our efforts to expand internationally. For additional information on risks related to our franchise business, see the section entitled “Risk Factors—Our efforts to expand internationally may not be successful and could impair the value of our brands” in Item 1A of this Form 10-K.

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

Competitors

The global specialty apparel retail industry is highly competitive. We compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We are also faced with competition in European, Japanese, and Canadian markets from established regional and national chains, and our franchisees face significant competition in the markets in which they operate. Also see the section entitled “Risk Factors—Our business is highly competitive and depends on consumer spending patterns” in Item 1A of this Form 10-K.

Employees

As of January 30, 2010, we had a work force of approximately 135,000 employees, which includes a combination of part- and full-time employees. We hire seasonal employees primarily during the peak holiday period.

To remain competitive in the apparel retail industry, we must attract, develop, and retain skilled employees, including executives. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—We must successfully gauge fashion trends and changing consumer preferences to succeed” in Item 1A of this Form 10-K.

Available Information

We make available on our website, gapinc.com, under “Investors, Financials, SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the U.S. Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct, Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Nominating Committees), and Corporate Governance Guidelines are also available on our website. The Code of Business Conduct can be found at gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website. The Committee Charters and Governance Guidelines can be found on our website under “Investors, Governance.”

6      GAP INC. FORM 10-K

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position, and Principal Occupation during Past Five Years:

Michelle Banks, 46, Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer since March 2008; Senior Vice President and General Counsel from November 2006 to March 2008; Vice President from March 2005 to November 2006; Associate General Counsel from February 2003 to March 2005; Senior Corporate Counsel from January 1999 to February 2003.

Marka Hansen, 55, President, Gap North America since February 2007; President of Banana Republic from June 2003 to February 2007; Executive Vice President of Gap Adult Merchandising from February 2002 to June 2003; Senior Vice President of Human Resources from March 2000 to February 2002; Senior Vice President of Merchandising, International Division, from April 1995 to March 2000; Vice President of Merchandising from April 1990 to April 1995.

John T. (Tom) Keiser, 44, Executive Vice President and Chief Information Officer since January 2010; Executive Vice President and Chief Information Officer of The Limited Brands, Inc., an apparel company, from 2006 to October 2009; Senior Vice President, INSIGHT Program of The Limited Brands, Inc. from 2004 to 2006.

Glenn Murphy, 48, Chairman and Chief Executive Officer since August 2007; Chief Executive Officer of Shoppers Drug Mart Corporation, a drug store chain, from 2001 to 2007.

Art Peck, 54, Executive Vice President of Strategy and Operations since May 2005; President, Gap Inc. Outlet since October 2008; Acting President, Gap Inc. Outlet from February 2008 to October 2008; Senior Vice President of The Boston Consulting Group, a business consulting firm, from 1982 to May 2005; Director of The Boston Consulting Group from 1988 to 2005.

Eva Sage-Gavin, 51, Executive Vice President, Global Human Resources and Corporate Affairs since February 2010; Executive Vice President, Human Resources, Communications and Global Responsibility from April 2008 to February 2010; Executive Vice President, Human Resources and Communications from February 2007 to April 2008; Executive Vice President, Human Resources from March 2003 to February 2007.

Sabrina Simmons, 46, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.

J. Tom Wyatt, 54, President, Old Navy since August 2008; Acting President, Old Navy from February 2008 to August 2008; President, Gap Inc. Outlet from February 2007 to February 2008; President, GapBody from March 2006 to February 2007; President and Chief Executive Officer of Cutter & Buck Inc., an apparel company, from December 2004 to March 2006; Corporate Officer and President, Intimate Apparel and Sportswear of Warnaco Group, Inc., an apparel company, from 2002 to 2004.

Item 1A. Risk Factors.

Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including but not limited to the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

General economic conditions and the impact on consumer spending patterns could adversely impact our results of operations.

The Company’s performance is subject to general economic conditions and their impact on levels of consumer spending. Consumer spending has declined recently and could remain depressed for an extended period. Some of the factors influencing consumer spending include fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines, home foreclosures and reductions in home values, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty, and such conditions could adversely impact our results of operations.

Our business is highly competitive.

The global specialty apparel retail industry is highly competitive. We compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	attracting consumer traffic;

•	sourcing merchandise efficiently;

•	competitively pricing our products and achieving customer perception of value;

•	anticipating and quickly responding to changing fashion trends and consumer demands;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups and tastes; and

•	providing strong and effective marketing support.

In addition, our franchisees face significant competition in the markets in which they operate. If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations could be adversely affected.

The market for prime real estate is competitive.

Our ability to effectively obtain real estate to open new stores nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, including our ability to negotiate terms that meet our financial targets. We also must be able to effectively renew our existing store leases. In addition, we recently have been seeking to downsize, consolidate, reposition, or close some of our real estate locations, which in some cases requires a modification of an existing store lease. Failure to secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

Additionally, the current economic environment may make it difficult to determine the fair market rent of retail real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet annual targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our results of operations.

We must successfully gauge fashion trends and changing consumer preferences to succeed.

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The global specialty retail business fluctuates according to changes in consumer preferences, dictated in part by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected, and

8      GAP INC. FORM 10-K

the markdowns required to move the resulting excess inventory will adversely affect our operating results. Some of our past product offerings have not been well received by our broad and diverse customer base. Merchandise misjudgments could have a material adverse effect on our operating results.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, as merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our fashion items with accuracy. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance of our products. If sales do not meet expectations, too much inventory may cause excessive markdowns, and therefore, lower than planned margins.

We experience fluctuations in our comparable store sales and margins.

Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis. More recently, over the past three years, our comparable store sales figures have been negative year over year as demonstrated by a decrease of 4 percent in fiscal 2007, a decrease of 12 percent in fiscal 2008, and a decrease of 3 percent in fiscal 2009. Over the past five years, our reported gross margins have ranged from a high of 40 percent in fiscal 2009 to a low of 36 percent in fiscal 2006. In addition, over the past five years, our reported operating margins have ranged from a high of 13 percent in fiscal 2009 to a low of 8 percent in fiscal 2006.

Our ability to deliver strong comparable store sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance. Failure to meet the expectations of investors, securities analysts, or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets.

Although we believe our existing cash and cash equivalents combined with future cash flow from our operations will be adequate to satisfy our capital needs for the foreseeable future, we may require additional cash for unexpected contingencies.

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

As of January 30, 2010, the Company had no debt outstanding and $2.6 billion in cash and cash equivalents and short-term investments.

For further information on our credit facilities, see the section entitled “Credit Facilities” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K.

Trade matters may disrupt our supply chain.

Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the U.S. and other foreign governments, including the likelihood, type, or effect of any such restrictions. In addition, we face the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability, resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, and/or other trade disruptions.

Updates or changes to our IT systems may disrupt operations.

We continue to evaluate and implement upgrades to our IT systems. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying such replacement technologies. However, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations. IT system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations.

Our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results.

We have entered into the fifth year of a ten-year non-exclusive services agreement with International Business Machines Corporation (“IBM”) under which IBM operates certain significant aspects of our IT infrastructure. Under the original agreement, this included supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery. The agreement was amended effective March 2, 2009 to return to us certain services originally performed by IBM under the agreement. These returned services include services related to management of our server and data center environment, along with disaster recovery. All other services remain with IBM per the original agreement. Our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include, but are not limited to, disruption in services and the failure to protect the security and integrity of the Company’s data under the terms of the agreement. We are unable to provide assurances that some or all of these risks will not occur. Failure to effectively mitigate these risks, if they occur, could have a material adverse effect on our operations and financial results.

Our efforts to expand internationally may not be successful and could impair the value of our brands.

Our current strategies include international expansion in a number of countries around the world through a number of channels and brands. For example, we currently plan to open additional Gap stores in Europe and our first Gap stores in China, expand Banana Republic in Europe, open additional outlet stores in Canada, Europe, and

10      GAP INC. FORM 10-K

Asia, and begin offering online sales internationally, including in Canada and a number of European countries. We do not have any experience operating in a number of these countries, and we have no experience offering online sales internationally. In many of these countries, we face major, established competitors. In addition, in many of these countries, the real estate, employment and labor, transportation and logistics, and other operating requirements differ dramatically from those in the places where we have experience. Moreover, consumer tastes and trends may differ in many of these countries, and as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.

We also have entered into franchise agreements with unaffiliated franchisees to operate stores in many countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel purchased from us under our brand names. Prior to fiscal 2006, we had no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. While we expect this will continue to be a small part of our business in the near future, we plan over time to continue increasing these types of arrangements as part of our efforts to expand internationally. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

Our products are subject to risks associated with overseas sourcing and manufacturing.

The current unfavorable economic conditions, including reduced ability to access credit, is having an adverse impact on businesses around the world, and its impact on our vendors cannot be predicted. Vendors’ reduced ability to access sources of capital could lead to their failure to deliver merchandise and could reduce the supply of apparel available to us, which could adversely affect our business, financial condition, and results of operations.

Independent third parties manufacture nearly all of our products for us. If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Any delays, interruption, or increased costs in the manufacture of our products could have an adverse effect on our ability to meet consumer demand for our products and result in lower sales and net income.

Because independent vendors manufacture nearly all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. Manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our gross margins.

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

Laws and regulations at the state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. The stores in operation as of January 30, 2010 aggregated approximately 38.8 million square feet. Almost all of our stores are leased with one or more renewal options after our initial term, or have slightly longer terms with negotiated sales termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

We own approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, and Rocklin, California, of which approximately 184,000 square feet is leased to another company. We lease approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, Rocklin, and Petaluma, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. Of the 1.2 million square feet of leased office space, approximately 150,000 square feet is under sublease to others and approximately 36,000 square feet is being marketed for sublease to others. We also lease 15 regional offices in North America and 31 international offices. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We lease approximately 1.6 million square feet of distribution space located in Grove City, Ohio, and in Northern Kentucky. A third-party logistics company provides logistics services to us through a 444,000 square foot distribution warehouse in Chiba, Japan.

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

12      GAP INC. FORM 10-K

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results.

Item 4. Removed and Reserved.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 22, 2010 was 8,903. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2009 and fiscal 2008.

	Market Prices				Dividends Declared and Paid
	Fiscal Year 2009		Fiscal Year 2008		Fiscal Year
	High	Low	High	Low	2009	2008
1st Quarter	$15.83	$9.56	$21.89	$17.77	$0.085	$0.085
2nd Quarter	$18.76	$14.65	$19.26	$14.77	0.085	0.085
3rd Quarter	$23.36	$16.23	$20.80	$11.01	0.085	0.085
4th Quarter	$23.15	$18.64	$14.57	$9.41	0.085	0.085

					$0.34	$0.34

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 30, 2010, with (i) the cumulative total return of the Dow Jones U.S. Retail Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.

14      GAP INC. FORM 10-K

Total Return Analysis

	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010
The Gap, Inc.	$100.00	$80.54	$91.78	$92.72	$55.27	$95.32
S&P 500	$100.00	$110.38	$126.40	$123.48	$75.78	$100.89
Dow Jones U.S. Apparel Retailers	$100.00	$113.29	$133.06	$105.05	$56.25	$106.53

Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com/S&P.htm)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 30, 2010, by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3).

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Nov. 1 - Nov. 28)	2,320,582	$21.99	2,320,582	$608 million
Month #2 (Nov. 29 - Jan. 2)	13,017,724	$21.33	13,017,724	$330 million
Month #3 (Jan. 3 -Jan. 30)	4,097,469	$20.66	4,097,469	$245 million

Total	19,435,775		19,435,775

(1)	On February 27, 2008 our Board of Directors approved $1 billion for share repurchases, which we announced on February 28, 2008. This authorization was fully utilized in December 2009. On November 17, 2009, our Board of Directors approved an additional $500 million for share repurchases, which we announced on November 19, 2009. This authorization was fully utilized in March 2010. On February 17, 2010, our Board of Directors approved an additional $1 billion for share repurchases, which we announced on February 25, 2010. This authorization has no expiration date.

Item 6. Selected Financial Data.

The following selected financial data are derived from the Consolidated Financial Statements of the Company. We have also included certain non-financial data to enhance your understanding of our business. In fiscal 2007, we closed our Forth & Towne stores, and accordingly, the results of Forth & Towne have been presented as a discontinued operation in the table below. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s Consolidated Financial Statements and related notes herein.

	Fiscal Year (number of weeks)
	2009 (52)	2008 (52)	2007 (52)	2006 (53)	2005 (52)
Operating Results ($ in millions)
Net sales	$14,197	$14,526	$15,763	$15,923	$16,019
Gross margin	40.3%	37.5%	36.1%	35.5%	36.7%
Operating margin	12.8%	10.7%	8.3%	7.7%	11.1%
Income from continuing operations, net of income taxes	$1,102	$967	$867	$809	$1,131
Net income	$1,102	$967	$833	$778	$1,113
Cash dividends paid	$234	$243	$252	$265	$179

Per Share Data (number of shares in millions)
Basic earnings (loss) per share:
Income from continuing operations	$1.59	$1.35	$1.10	$0.97	$1.28
Loss from discontinued operation	$—	$—	$(0.05)	$(0.03)	$(0.02)
Earnings per share	$1.59	$1.35	$1.05	$0.94	$1.26
Diluted earnings (loss) per share:
Income from continuing operations	$1.58	$1.34	$1.09	$0.97	$1.26
Loss from discontinued operation	$—	$—	$(0.04)	$(0.04)	$(0.02)
Earnings per share	$1.58	$1.34	$1.05	$0.93	$1.24
Weighted-average number of shares—basic	694	716	791	831	881
Weighted-average number of shares—diluted	699	719	794	836	902
Cash dividend declared and paid per share (a)	$0.34	$0.34	$0.32	$0.32	$0.18

Balance Sheet Information ($ in millions)
Merchandise inventory	$1,477	$1,506	$1,575	$1,796	$1,696
Total assets	$7,985	$7,564	$7,838	$8,544	$8,821
Working capital	$2,533	$1,847	$1,653	$2,757	$3,297
Total long-term debt and senior convertible notes, less current maturities (b)	$—	$—	$50	$188	$513
Stockholders’ equity	$4,891	$4,387	$4,274	$5,174	$5,425

Other Data ($ and square footage in millions)
Purchases of property and equipment	$334	$431	$682	$572	$600
Acquisition of business, net of cash acquired (c)	$—	$142	$—	$—	$—
Number of store locations opened	47	101	214	194	198
Number of store locations closed	101	119	178	116	139
Number of store locations open at year-end	3,095	3,149	3,167	3,131	3,053
Percentage decrease in comparable store sales (52-week basis)	(3)%	(12)%	(4)%	(7)%	(5)%
Square footage of store space at year-end (d)	38.8	39.5	39.6	38.7	37.7
Percentage increase (decrease) in square feet (d)	(1.8)%	(0.3)%	2.3%	2.7%	3.0%
Number of employees at year-end	135,000	134,000	141,000	154,000	153,000

16      GAP INC. FORM 10-K

(a)	Dividend of $0.18 per share for fiscal 2005 excludes a dividend of $0.0222 per share that was declared in the fourth quarter of fiscal 2004 and paid in the first quarter of fiscal 2005.

(b)	For fiscal 2009, 2008, 2007, and 2006, reduction due to repayment of long-term debt and reclassification into current maturities of long-term debt.

(c)	In September 2008, we acquired all of the outstanding capital stock of Athleta, Inc., a women’s sports and active apparel company, for an aggregate purchase price of $148 million.

(d)	Excludes square footage related to the discontinued operation of Forth & Towne.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel purchased from us under our brand names. In addition, our U.S. customers can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

Financial highlights for fiscal 2009 include the following:

•	Net sales for fiscal 2009 were $14.2 billion compared with $14.5 billion for fiscal 2008, and comparable store sales decreased 3 percent compared with a decrease of 12 percent last year.

•	Gross margin for fiscal 2009 was 40.3 percent compared with 37.5 percent for fiscal 2008.

•	Operating margin for fiscal 2009 was 12.8 percent compared with 10.7 percent for fiscal 2008.

•	Net income for fiscal 2009 increased 14.0 percent to $1.1 billion, or $1.58 per share on a diluted basis, compared with $967 million, or $1.34 per share on a diluted basis, for fiscal 2008.

•

In fiscal 2009, we generated free cash flow of $1.6 billion compared with free cash flow of $981 million in fiscal 2008. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

•

As of January 30, 2010, cash and cash equivalents and short-term investments were $2.6 billion, with no debt outstanding. We believe our cash balances and cash flows from operations will be sufficient for the foreseeable future.

Our business and financial priorities for fiscal 2010 are as follows:

•	consistently delivering product that aligns with our target customers, with an overall objective of improving our sales trend while delivering healthy margins;

•	maintaining a focus on cost management and return on invested capital;

•	generating strong free cash flow and returning excess cash to shareholders; and

•	investing in the future while delivering earnings growth.

As we continue to focus on regaining market share in North America in fiscal 2010, we also plan to expand internationally through the following:

•	opening our first Gap stores in China and Italy;

•	expanding Banana Republic in Europe;

•	opening additional outlet stores in Canada, Europe, and Asia; and

•	introducing our online shopping experience to customers in Canada and Europe.

18      GAP INC. FORM 10-K

Results of Operations

Net Sales

Net Sales by Brand, Region, and Reportable Segment

Net sales primarily consist of retail sales, online sales, wholesale and franchise revenues, and shipping fees received from customers for delivery of merchandise. Gap and Banana Republic outlet retail sales are reflected within the respective results of each brand.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

See Item 8, Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company, as compared with the preceding year, is as follows:

	Fiscal Year
	2009	2008
Gap North America	(7)%	(8)%
Old Navy North America	3%	(17)%
Banana Republic North America	(9)%	(10)%
International	(4)%	(4)%
The Gap, Inc.	(3)%	(12)%

Only the Company owned stores are included in the calculation of comparable store sales. The comparable store sales calculation excludes sales from our Direct reportable segment and our wholesale and franchise businesses. Gap and Banana Republic outlet comparable store sales are reflected within the respective results of each brand.

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

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	Fiscal Year
	2009	2008	2007
Net sales per average square foot (1)	$329	$336	$376

(1)	Excludes net sales associated with the Direct segment and our wholesale and franchise businesses. Computation also excludes net sales and average square footage associated with the discontinued operation of Forth & Towne for fiscal 2007.

Store count, openings, closings, and square footage for our Company owned stores are as follows:

	January 31, 2009	Fiscal 2009		January 30, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,193	11	52	1,152	11.5
Gap Europe	173	10	5	178	1.6
Gap Asia	113	8	1	120	1.1
Old Navy North America	1,067	3	31	1,039	19.5
Banana Republic North America	573	14	11	576	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	1	1	3	—

Total	3,149	47	101	3,095	38.8

Decrease over prior year				(1.7)%	(1.8)%

	February 2, 2008	Fiscal 2008		January 31, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,249	13	69	1,193	11.8
Gap Europe	173	9	9	173	1.5
Gap Asia	110	8	5	113	1.0
Old Navy North America	1,059	34	26	1,067	20.1
Banana Republic North America	555	28	10	573	4.9
Banana Republic Asia	21	6	—	27	0.2
Banana Republic Europe	—	3	—	3	—

Total	3,167	101	119	3,149	39.5

Decrease over prior year				(0.6)%	(0.3)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, and the Middle East. There were 136 and 114 franchise stores open as of January 30, 2010 and January 31, 2009, respectively.

Net Sales Discussion

Our fiscal 2009 net sales decreased $329 million, or 2 percent, compared with fiscal 2008, primarily due to a decrease in net sales of $417 million related to our Stores reportable segment, offset by an increase in net sales of $88 million related to our Direct reportable segment.

•

For the Stores reportable segment, our fiscal 2009 net sales decreased $417 million, or 3 percent, compared with fiscal 2008. The decrease was primarily due to a decline in net sales at Gap and Banana Republic as well as the $32 million unfavorable impact of foreign exchange, offset by an increase in net sales at Old Navy. The foreign exchange impact is the translation impact if fiscal 2008 sales were translated at fiscal 2009 exchange rates. Comparable store sales for fiscal 2009 decreased 3 percent compared with fiscal 2008. The decrease was primarily due to the continued difficult retail environment.

•

For the Direct reportable segment, our fiscal 2009 net sales increased $88 million, or 9 percent, compared with fiscal 2008. The increase was primarily due to incremental sales related to Athleta, which was acquired in September 2008.

20      GAP INC. FORM 10-K

Our fiscal 2008 net sales decreased $1.2 billion, or 8 percent, compared with fiscal 2007, primarily due to a decrease in net sales of $1.4 billion related to our Stores reportable segment, offset by an increase in net sales of $127 million related to our Direct reportable segment.

•

For the Stores reportable segment, our fiscal 2008 net sales decreased $1.4 billion, or 9 percent, compared with fiscal 2007. The decrease was primarily due to a decline in net sales at all of our brands due to the weakening retail environment and declines in traffic, offset by an increase in net sales from our franchise business and the $19 million favorable impact of foreign exchange. The foreign exchange impact is the translation impact if fiscal 2007 sales were translated at fiscal 2008 exchange rates.

•

For the Direct reportable segment, our fiscal 2008 net sales increased $127 million, or 14 percent, compared with fiscal 2007 due to the growth in our online business across all brands and the acquisition of Athleta in September 2008.

Cost of Goods Sold and Occupancy Expenses

Cost of goods sold and occupancy expenses include the following:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions.

The classification of these expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses may not be comparable to that of other companies.

As a general business practice, we review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear the majority of this merchandise.

($ in millions)	Fiscal Year
	2009	2008	2007
Cost of goods sold and occupancy expenses	$8,473	$9,079	$10,071
Gross profit	$5,724	$5,447	$5,692
Cost of goods sold and occupancy expenses as a percentage of net sales	59.7%	62.5%	63.9%
Gross margin	40.3%	37.5%	36.1%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.8 percentage points in fiscal 2009 compared with fiscal 2008. Cost of goods sold decreased 2.9 percentage points as a percentage of net sales in fiscal 2009 compared with fiscal 2008. Occupancy expenses increased 0.1 percentage points as a percentage of net sales in fiscal 2009 compared with fiscal 2008.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.7 percentage points in fiscal 2009 compared with fiscal 2008. Cost of goods sold decreased 2.9 percentage points as a percentage of net sales in fiscal 2009 compared with fiscal 2008. The decrease was primarily driven by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown. Occupancy expenses increased 0.2 percentage points as a percentage of net sales in fiscal 2009 compared with fiscal 2008, primarily driven by lower sales related to comparable stores.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 3.5 percentage points in fiscal 2009 compared with fiscal 2008. Cost of goods sold as a percentage of net sales decreased 4.1 percentage points in fiscal 2009 compared with fiscal 2008. The decrease was primarily driven by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.6 percentage points as a percentage of net sales in fiscal 2009 compared with fiscal 2008, primarily driven by higher depreciation expense for new information technology systems and applications and incremental expenses related to the integration of Athleta, which was acquired in September 2008.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.4 percentage points in fiscal 2008 compared with fiscal 2007. Cost of goods sold decreased 3.1 percentage points as a percentage of net sales in fiscal 2008 compared with fiscal 2007. Occupancy expenses increased 1.7 percentage points as a percentage of net sales in fiscal 2008 compared with fiscal 2007.

•

For the Stores reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.4 percentage points in fiscal 2008 compared with fiscal 2007. Cost of goods sold decreased 3.3 percentage points as a percentage of net sales in fiscal 2008 compared with fiscal 2007. The decrease was driven by higher margins achieved for both regular price and marked down merchandise, primarily as a result of reduced cost of merchandise from our cost management efforts. Occupancy expenses increased 1.9 percentage points as a percentage of net sales in fiscal 2008 compared with fiscal 2007, primarily driven by lower net sales in fiscal 2008, and to a lesser extent, an increase in certain occupancy expenses.

•

For the Direct reportable segment, cost of goods sold and occupancy expenses as a percentage of net sales increased 0.9 percentage points in fiscal 2008 compared with fiscal 2007. Cost of goods sold as a percentage of net sales was relatively flat in fiscal 2008 compared with fiscal 2007. Occupancy expenses, consisting primarily of depreciation and amortization expense, increased 0.7 percentage points as a percentage of net sales in fiscal 2008 compared with fiscal 2007, primarily driven by higher depreciation expense for new information technology systems and applications.

Operating Expenses

Operating expenses include the following:

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

22      GAP INC. FORM 10-K

The classification of these expenses varies across the apparel retail industry. Accordingly, our operating expenses may not be comparable to that of other companies.

($ in millions)	Fiscal Year
	2009	2008	2007
Operating expenses	$3,909	$3,899	$4,377
Operating expenses as a percentage of net sales	27.5%	26.8%	27.8%
Operating margin	12.8%	10.7%	8.3%

Operating expenses increased $10 million, or 0.7 percentage points as a percentage of net sales, in fiscal 2009 compared with fiscal 2008. The increase was mainly due to $78 million in increased marketing expenses primarily for Gap and Old Navy, offset by $68 million in decreased store payroll and benefits and other store-related expenses.

Operating expenses decreased $478 million, or 1.0 percent as a percentage of net sales, in fiscal 2008 compared with fiscal 2007 primarily due to the following:

•	$195 million in decreased corporate and divisional overhead expenses, primarily related to bonus, payroll, and employee benefits;

•	$141 million in decreased store payroll and benefits;

•	$88 million in decreased store-related expenses associated with fewer remodels, fewer fixture rollouts, and less packaging and supplies; and

•	$41 million in decreased marketing expenses, primarily for Gap and Old Navy.

Interest Expense

	Fiscal Year
($ in millions)	2009	2008	2007
Interest expense	$6	$1	$26

Interest expense for fiscal 2008 includes an interest expense reversal of $9 million from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the period. Excluding this reversal, interest expense for fiscal 2008 was $10 million on overall borrowings and obligations.

The decrease in interest expense for fiscal 2009 compared with fiscal 2008, net of interest expense reversal, was primarily due to the maturities of our $138 million, 8.80 percent notes repaid in December 2008 and $50 million, 6.25 percent notes repaid in March 2009.

The decrease in interest expense for fiscal 2008, excluding the reversal of interest expense, compared with fiscal 2007 was primarily due to the maturity of our $326 million, 6.90 percent notes repaid in September 2007.

Interest Income

	Fiscal Year
($ in millions)	2009	2008	2007
Interest income	$7	$37	$117

Interest income is earned on our cash and cash equivalents and short-term investments. The decrease in interest income for fiscal 2009 compared with fiscal 2008 was primarily due to lower interest rates.

Interest income decreased for fiscal 2008 compared with fiscal 2007 primarily due to lower interest rates and lower average balances of cash and cash equivalents and short-term investments.

Income Taxes

	Fiscal Year
($ in millions)	2009	2008	2007
Income taxes	$714	$617	$539
Effective tax rate	39.3%	39.0%	38.3%

The increase in the effective tax rate in fiscal 2009 from fiscal 2008 was primarily driven by the determination during fiscal 2009 that we no longer intend to utilize certain amounts of the undistributed earnings of our Canadian and Japanese subsidiaries in foreign operations indefinitely, the impact of changes in state tax laws, and a change in the mix of income between domestic and international operations.

The increase in the effective tax rate in fiscal 2008 from fiscal 2007 was primarily driven by a change in the mix of income, with a higher relative percentage of fiscal 2008 income occurring in jurisdictions that impose higher relative tax rates.

We currently expect the fiscal 2010 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, and the potential resolution of outstanding tax contingencies.

Loss from Discontinued Operation, Net of Income Tax Benefit

Loss from discontinued operation relates to the Forth & Towne brand, whose stores were closed by the end of June 2007. Loss from the discontinued operation of Forth & Towne, net of income tax benefit, was $34 million for fiscal 2007.

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

We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 30, 2010	January 31, 2009	February 2, 2008
Cash, cash equivalents, short-term investments, and restricted cash	$2,591	$1,756	$1,939
Debt	$—	$50	$188
Working capital (a)	$2,533	$1,847	$1,653
Current ratio (a)	2.19:1	1.86:1	1.68:1

(a)	Our working capital and current ratio calculations include restricted cash.

Our working capital and current ratio as of January 30, 2010 increased compared with January 31, 2009, primarily due to increases in cash and cash equivalents and short-term investments. See Cash Flows from Operating Activities below.

As of January 30, 2010, cash and cash equivalents and short-term investments were $2.6 billion. Our cash flow generation remains healthy, and our cash position remains strong. We believe that current cash balances and cash flows from our operations will be adequate to support our business operations, capital expenditures, and payments related to dividends and share repurchase activities for the foreseeable future. We are also able to supplement the near-term liquidity, if necessary, with our existing $500 million revolving credit facility.

24      GAP INC. FORM 10-K

Cash Flows from Operating Activities

In fiscal 2009, net cash provided by operating activities increased $516 million compared with fiscal 2008, primarily due to the following:

•	an increase in net income in fiscal 2009 compared with fiscal 2008; and

•	a lower fiscal 2008 bonus payout in the first quarter of fiscal 2009 compared with the fiscal 2007 bonus payout in the first quarter of fiscal 2008;

For fiscal 2008, net cash provided by operating activities decreased $669 million compared with fiscal 2007, primarily due to the following:

•	an increased balance in accounts payable in fiscal 2007 due to the change in vendor payment terms;

•	a higher payout during the first quarter of fiscal 2008 related to the fiscal 2007 bonus compared with the prior year comparable period;

•	a decrease in the gift card, gift certificate, and credit voucher liability due to more redemptions than issuances in fiscal 2008, compared with more issuances than redemptions in fiscal 2007;

•	decreases in accrued liabilities and other current liabilities related to information technology projects and advertising expenses; offset by

•	higher net income in fiscal 2008 compared with fiscal 2007.

Inventory management remains an area of focus. Inventory per square foot at January 30, 2010 was relatively flat compared with inventory per square foot at January 31, 2009.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities for fiscal 2009 increased $139 million compared with fiscal 2008, primarily due to the following:

•	$401 million due to net purchases of short-term investments in fiscal 2009 compared with net maturities in fiscal 2008; offset by

•	$142 million, net of cash acquired, used for the acquisition of Athleta in September 2008; and

•	$97 million less purchases of property and equipment in fiscal 2009 compared with fiscal 2008.

Net cash used for investing activities for fiscal 2008 increased $124 million compared with fiscal 2007, primarily due to the following:

•	$217 million less net maturities of short-term investments in fiscal 2008 compared with fiscal 2007;

•	$142 million, net of cash acquired, used for the acquisition of Athleta in September 2008; offset by

•	$251 million less purchases of property and equipment in fiscal 2008 compared with fiscal 2007.

For fiscal 2010, we expect capital expenditures to be about $575 million. We expect to open about 65 new store locations and close about 110 store locations. As a result, we expect net square footage to decrease about 3 percent for fiscal 2010.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock, dividend payments, and the repayment of debt. Cash inflows typically consist of proceeds from share-based compensation, net of withholding tax payments. Net cash used for financing activities for fiscal 2009 decreased $234 million compared with fiscal 2008, primarily due to the following:

•	$158 million less repurchases of common stock in fiscal 2009 compared with fiscal 2008; and

•	$88 million less repayments of long-term debt in fiscal 2009 compared with fiscal 2008.

Net cash used for financing activities for fiscal 2008 decreased $1.1 billion compared with fiscal 2007, primarily due to the following:

•	$995 million less repurchases of common stock in fiscal 2008 compared with fiscal 2007;

•	$188 million less repayments of long-term debt in fiscal 2008 compared with fiscal 2007; offset by

•	$50 million less cash inflows from share-based compensation in fiscal 2008 compared with fiscal 2007.

Free Cash Flow

Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures, as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2009	2008	2007
Net cash provided by operating activities	$1,928	$1,412	$2,081
Less: Purchases of property and equipment	(334)	(431)	(682)

Free cash flow	$1,594	$981	$1,399

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Most of our merchandise vendors are now on open account payment terms. As of January 30, 2010, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements, with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. As of January 30, 2010, we had $24 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long- term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a

26      GAP INC. FORM 10-K

base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 30, 2010, there were no borrowings under the Facility. The net availability of the Facility, reflecting $56 million of outstanding standby letters of credit, was $444 million as of January 30, 2010.

The Facility and letter of credit agreements contain financial and other covenants, including but not limited to limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the Facility and letter of credit agreements, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We increased our annual dividend, which had been $0.32 per share for fiscal 2007, to $0.34 per share for fiscal 2008 and 2009. We intend to increase our annual dividend to $0.40 per share for fiscal 2010.

Share Repurchase Program

Since the beginning of fiscal 2004, the Company has repurchased approximately 364 million shares for $7.0 billion. In fiscal 2006 and 2007, the Board of Directors authorized share repurchases of $1.3 billion and $1.5 billion, respectively, which were both fully utilized by the end of fiscal 2007. In February 2008, the Board of Directors authorized $1 billion for additional share repurchases, which was fully utilized by the end of fiscal 2009. In November 2009, the Board of Directors authorized an additional $500 million share repurchase program, of which $255 million was utilized through January 30, 2010. This authorization was fully utilized in March 2010. In connection with the fiscal 2007, 2008, and 2009 authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. The purchase agreements were terminable upon 15 business days notice by the Company or individual Fisher family members.

During fiscal 2009, we repurchased approximately 24 million shares for $510 million, including commissions, at an average price per share of $21.30. Approximately 2 million of these shares were repurchased for $40 million from the Fisher family. All of the share repurchases were paid for as of January 30, 2010 except $3 million that was payable to Fisher family members. During fiscal 2008, we repurchased approximately 46 million shares for $745 million, including commissions, at an average price per share of $16.36, and approximately 7 million of these shares were repurchased for $117 million from the Fisher family. In fiscal 2007, we repurchased approximately 89 million shares for $1.7 billion, including commissions, at an average price per share of $19.05, and approximately 13 million of these shares were repurchased for $249 million from the Fisher family.

In February 2010, we announced that our Board of Directors authorized $1 billion for additional share repurchases. We have not entered into purchase agreements with members of the Fisher family in connection with this authorization.

Contractual Cash Obligations

We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of January 30, 2010. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Amounts reflected in Consolidated Balance Sheet:
Liabilities for unrecognized tax benefits (a)	$1	$—	$—	$—	$1
Other cash obligations not reflected in Consolidated Balance Sheet:
Operating leases (b)	986	1,400	848	938	4,172
Purchase obligations and commitments (c)	2,156	299	198	103	2,756

Total contractual cash obligations	$3,143	$1,699	$1,046	$1,041	$6,929

(a)	The table above excludes $131 million of long-term liabilities related to uncertain tax positions, as we are not able to reasonably estimate when cash payments will occur. The amount is recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of January 30, 2010.

(b)	Maintenance, insurance, taxes, and contingent rent obligations are excluded. See Note 11 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(c)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

Commercial Commitments

We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $58 million (of which $56 million was issued under the revolving credit facility lines), surety bonds of $40 million, and bank guarantees of $7 million outstanding at January 30, 2010.

Amounts Reflected in the Consolidated Balance Sheet

We have other long-term liabilities reflected in the Consolidated Balance Sheet, including deferred income taxes. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be paid in fiscal 2010 that are recorded in current liabilities.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)

The majority of our contractual obligations are made up of operating leases for our stores. Commitments for operating leases represent future minimum lease payments under non-cancelable leases. In accordance with accounting principles generally accepted in the United States of America, our operating leases are not recorded in the Consolidated Balance Sheet; however, the minimum lease payments related to these leases are disclosed in Note 11 of Notes to Consolidated Financial Statements.

Purchase obligations include our non-exclusive services agreement with IBM to operate certain aspects of our information technology structure. The agreement was amended March 2, 2009. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. Based on the current projection of service needs, we expect to pay approximately $623 million to IBM over the remaining term of the contract.

28      GAP INC. FORM 10-K

We have assigned certain store and corporate facility leases to third parties as of January 30, 2010. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation. The maximum potential amount of future lease payments we could be required to make is approximately $31 million as of January 30, 2010. The carrying amount of the liability related to the guarantees was approximately $2 million as of January 30, 2010.

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

Our significant accounting policies can be found in Item 8, Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit and Finance Committee of our Board of Directors, which has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K.

Merchandise Inventory

We value inventory at the lower of cost or market (“LCM”), with cost determined using the weighted-average cost method. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We record a reserve when future estimated selling price is less than cost. Our LCM reserve calculation requires management to make assumptions to estimate the amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.

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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets

We review the carrying value of long-lived assets, including lease rights, key money, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. For long-lived assets that are identified as potentially being impaired, if the undiscounted future cash flows of the asset or asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows of the asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded charges for the impairment of long-lived assets of $14 million, $5 million, and $42 million for fiscal 2009, 2008, and 2007, respectively. The impairment charge in fiscal 2007 included $29 million related to the discontinued operation of Forth & Towne.

In connection with the acquisition of Athleta in September 2008, we allocated $99 million of the purchase price to goodwill and $54 million to the trade name. The carrying values of goodwill and the trade name were $99 million and $54 million, respectively, as of January 30, 2010 and January 31, 2009 and were allocated to the Direct reportable segment. We review the carrying value of goodwill and the trade name for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. We have deemed the Direct reportable segment to be the reporting unit for goodwill acquired through the acquisition of Athleta. The fair value of the Direct reporting unit used to test goodwill for impairment is estimated using the income approach. The fair value of the trade name is determined using the relief from royalty method. These analyses require management to make assumptions and to apply judgment, including forecasting future sales, expenses, discount rates, and royalty rates, which can be affected by economic conditions and other factors that can be difficult to predict.

During the fourth quarter of fiscal 2009, we completed our annual impairment review of our goodwill and the trade name and did not recognize any impairment charges. The fair value of the Direct reporting unit significantly exceeded its carrying value as of the date of our annual impairment review.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate impairment losses of long-lived assets, goodwill, and intangible assets. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to losses that could be material.

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities, including workers’ compensation, general liability, and employee related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially-determined amounts and accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. Any actuarial projection of losses is subject to a high degree of variability. Among the

30      GAP INC. FORM 10-K

causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes, health care costs, and claim settlement patterns. Historically, actual results for estimated losses have not differed materially from our estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate our insurance liabilities. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Revenue Recognition

While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For store sales, revenue is recognized when the customer receives and pays for the merchandise at the register, primarily with either cash or credit card. For sales from our online and catalog business, revenue is recognized at the time we estimate the customer receives the merchandise. We record an allowance for estimated returns based on the estimated margin using our historical return patterns and various other assumptions that management believes to be reasonable.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote. Based on our historical information, the likelihood of gift cards, gift certificates, and credit vouchers remaining unredeemed can be determined three years after issuance. When breakage is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Our gift cards, gift certificates, and credit vouchers do not have expiration dates.

During the third quarter of fiscal 2009, we completed an analysis of historical redemption patterns for our gift certificates and credit vouchers. Based on this analysis, additional data led us to conclude that three years after the gift certificate or credit voucher is issued, we can determine the portion of the liability where redemption is remote. As such, beginning in the third quarter of fiscal 2009, we changed our estimate of the elapsed time for recording breakage income associated with unredeemed gift certificates and credit vouchers to three years from our prior estimate of five years. This change in estimate did not have a material impact on the Consolidated Statement of Income for fiscal 2009. For gift cards, we also recognize breakage income after three years.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift cards, gift certificates, and credit vouchers increases significantly, our operating results could be adversely affected.

Income Taxes

We record a valuation allowance against our deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future income, taxable income, and the mix of income in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of income, changes in the expected outcome of audits, or changes in the deferred tax valuation allowance.

At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made. Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. Determining the income tax expense for these potential assessments requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits.

We believe the judgments and estimates discussed above are reasonable. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material.

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial position, statement of cash flows, and results of operations.

32      GAP INC. FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity holding the intercompany balance. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The principal currencies hedged against changes in the U.S. dollar during fiscal 2009 were Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 8 of Notes to Consolidated Financial Statements. The derivative financial instruments are recorded in the Consolidated Balance Sheets at their fair value as of the balance sheet dates. As of January 30, 2010, we had foreign exchange forward contracts outstanding to buy the notional amount of $695 million, 23 million British pounds, and 3 billion Japanese yen.

We may also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. At January 30, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the notional amount of 2 billion Japanese yen and 81 million Canadian dollars, respectively.

We have performed a sensitivity analysis as of January 30, 2010 based on a model that measures the impact of a hypothetical 10 percent adverse change in the level of foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying exposure, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect at January 30, 2010. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $30 million at January 30, 2010.

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments are placed primarily in money market funds, domestic commercial paper, U.S. treasury bills, and bank deposits, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates market value due to the short maturities of these instruments. An increase in interest rates of 10 percent would not have a material impact on the value of these investments. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $7 million in fiscal 2009.

Item 8. Financial Statements and Supplementary Data.

THE GAP, INC.

34      GAP INC. FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010. We also have audited the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Deloitte & Touche LLP

San Francisco, California

March 26, 2010

THE GAP, INC.

CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 30, 2010	January 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,348	$1,715
Short-term investments	225	—
Restricted cash	18	41
Merchandise inventory	1,477	1,506
Other current assets	596	743

Total current assets	4,664	4,005
Property and equipment, net	2,628	2,933
Other long-term assets	693	626

Total assets	$7,985	$7,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$50
Accounts payable	1,027	975
Accrued expenses and other current liabilities	1,063	1,076
Income taxes payable	41	57

Total current liabilities	2,131	2,158

Lease incentives and other long-term liabilities	963	1,019

Commitments and contingencies (see Notes 11 and 15)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 and 1,105 shares; Outstanding 676 and 694 shares	55	55
Additional paid-in capital	2,935	2,895
Retained earnings	10,815	9,947
Accumulated other comprehensive income	155	123
Treasury stock, at cost (430 and 411 shares)	(9,069)	(8,633)

Total stockholders’ equity	4,891	4,387

Total liabilities and stockholders’ equity	$7,985	$7,564

See Accompanying Notes to Consolidated Financial Statements

36      GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2009	2008	2007
Net sales	$14,197	$14,526	$15,763
Cost of goods sold and occupancy expenses	8,473	9,079	10,071

Gross profit	5,724	5,447	5,692
Operating expenses	3,909	3,899	4,377

Operating income	1,815	1,548	1,315
Interest expense	6	1	26
Interest income	(7)	(37)	(117)

Income from continuing operations before income taxes	1,816	1,584	1,406
Income taxes	714	617	539

Income from continuing operations, net of income taxes	1,102	967	867
Loss from discontinued operation, net of income tax benefit	—	—	(34)

Net income	$1,102	$967	$833

Weighted-average number of shares—basic	694	716	791
Weighted-average number of shares—diluted	699	719	794

Earnings (loss) per share—basic
Income from continuing operations, net of income taxes	$1.59	$1.35	$1.10
Loss from discontinued operation, net of income tax benefit	—	—	(0.05)

Earnings per share	$1.59	$1.35	$1.05

Earnings (loss) per share—diluted
Income from continuing operations, net of income taxes	$1.58	$1.34	$1.09
Loss from discontinued operation, net of income tax benefit	—	—	(0.04)

Earnings per share	$1.58	$1.34	$1.05

Cash dividends declared and paid per share	$0.34	$0.34	$0.32

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total	Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Shares	Amount
Balance at February 3, 2007	1,093	$55	$2,631	$8,646	$77	(279)	$(6,235)	$5,174
Net income				833				833	$833
Foreign currency translation					84			84	84
Change in fair value of derivative financial instruments, net of tax benefit of $(17)					(18)			(18)	(18)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $11					(18)			(18)	(18)
Cumulative effect of adoption of uncertain tax position guidance (formerly FIN 48)				(4)				(4)
Issuance of common stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	7	—	93					93
Tax benefit from exercise of stock options and vesting of stock units			8					8
Share-based compensation, net of estimated forfeitures			49					49
Repurchases of common stock						(89)	(1,700)	(1,700)
Reissuance of treasury stock			2			2	23	25
Cash dividends				(252)				(252)

Balance at February 2, 2008	1,100	55	2,783	9,223	125	(366)	(7,912)	4,274	$881

Net income				967				967	$967
Foreign currency translation					(38)			(38)	(38)
Change in fair value of derivative financial instruments, net of tax of $14					15			15	15
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $(13)					21			21	21
Issuance of common stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	5	—	52					52
Tax benefit from exercise of stock options and vesting of stock units			5					5
Share-based compensation, net of estimated forfeitures			56					56
Repurchases of common stock						(46)	(745)	(745)
Reissuance of treasury stock			(1)			1	24	23
Cash dividends				(243)				(243)

Balance at January 31, 2009	1,105	55	2,895	9,947	123	(411)	(8,633)	4,387	$965

Net income				1,102				1,102	$1,102
Foreign currency translation					59			59	59
Change in fair value of derivative financial instruments, net of tax benefit of $(12)					(18)			(18)	(18)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $6					(9)			(9)	(9)
Issuance of common stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	1	—	(14)					(14)
Tax benefit from exercise of stock options and vesting of stock units			(2)					(2)
Share-based compensation, net of estimated forfeitures			60					60
Repurchases of common stock						(24)	(510)	(510)
Reissuance of treasury stock			(4)			5	74	70
Cash dividends				(234)				(234)

Balance at January 30, 2010	1,106	$55	$2,935	$10,815	$155	(430)	$(9,069)	$4,891	$1,134

See Accompanying Notes to Consolidated Financial Statements

38      GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2009	2008	2007
Cash flows from operating activities:
Net income	$1,102	$967	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655	653	635
Amortization of lease incentives	(82)	(85)	(88)
Share-based compensation	64	55	52
Tax benefit from exercise of stock options and vesting of stock units	(2)	5	8
Excess tax benefit from exercise of stock options and vesting of stock units	(4)	(6)	(7)
Non-cash and other items	16	61	54
Deferred income taxes	(50)	10	(51)
Changes in operating assets and liabilities:
Merchandise inventory	43	51	252
Other current assets and other long-term assets	83	34	18
Accounts payable	40	(4)	199
Accrued expenses and other current liabilities	(23)	(284)	32
Income taxes payable, net of prepaid and other tax-related items	64	(94)	(4)
Lease incentives and other long-term liabilities	22	49	148

Net cash provided by operating activities	1,928	1,412	2,081

Cash flows from investing activities:
Purchases of property and equipment	(334)	(431)	(682)
Proceeds from sale of property and equipment	1	1	11
Purchases of short-term investments	(350)	(75)	(894)
Maturities of short-term investments	125	251	1,287
Acquisition of business, net of cash acquired	—	(142)	—
Change in restricted cash	21	(1)	7
Change in other long-term assets	—	(1)	(3)

Net cash used for investing activities	(537)	(398)	(274)

Cash flows from financing activities:
Payments of long-term debt	(50)	(138)	(326)
Proceeds from share-based compensation, net of withholding tax payments	56	75	125
Repurchases of common stock	(547)	(705)	(1,700)
Excess tax benefit from exercise of stock options and vesting of stock units	4	6	7
Cash dividends paid	(234)	(243)	(252)

Net cash used for financing activities	(771)	(1,005)	(2,146)

Effect of foreign exchange rate fluctuations on cash	13	(18)	33

Net increase (decrease) in cash and cash equivalents	633	(9)	(306)
Cash and cash equivalents at beginning of period	1,715	1,724	2,030

Cash and cash equivalents at end of period	$2,348	$1,715	$1,724

Non-cash investing activities:
Purchases of property and equipment, not yet paid at end of period	$37	$35	$55

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$3	$17	$39
Cash paid for income taxes during the period	$702	$674	$535

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

For the Fiscal Years Ended January 30, 2010, January 31, 2009, and February 2, 2008

Note 1. Organization and Summary of Significant Accounting Policies

Organization

The Gap, Inc., a Delaware Corporation, is a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan, and we also have franchise agreements with unaffiliated franchisees to operate stores in Asia, Australia, Europe, Latin America, and the Middle East under the Gap and Banana Republic brand names. Our U.S. customers can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries (the “Company,” “we,” and “our”). All intercompany transactions and balances have been eliminated.

Fiscal Year

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years ended January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007) consisted of 52 weeks.

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

All highly liquid investments with maturities of 91 days or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities of greater than 91 days and less than one year from the balance sheet date are classified as short-term investments. Our cash and cash equivalents and short-term investments are placed primarily in money market funds, domestic commercial paper, U.S. treasury bills, and bank deposits, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates market value due to their short maturities. Income related to these securities is recorded in interest income in the Consolidated Statements of Income.

Any cash that is legally restricted from use is recorded in restricted cash in the Consolidated Balance Sheets. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is classified as a long-term asset. Otherwise, restricted cash is classified as a current asset in the Consolidated Balance Sheets.

Merchandise Inventory

We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method. We record a reserve when future estimated selling price is less than cost. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes)

40      GAP INC. FORM 10-K

and use markdowns to clear merchandise. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in the Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or lease incentives and other long-term liabilities.

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period which approximates the time when the underlying transaction occurs. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and reclassified into income in the same period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income.

For derivative financial instruments not designated as hedging instruments, the gain or loss on the derivative financial instruments is recorded in operating expenses in the Consolidated Statements of Income.

See Note 8 of Notes to Consolidated Financial Statements.

Property and Equipment

Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of lease term or economic life, up to 15 years
Furniture and equipment	Up to 15 years
Buildings and building improvements	Up to 39 years
Software	3 to 7 years

The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in operating expenses in the Consolidated Statements of Income. Costs of maintenance and repairs are expensed as incurred.

Lease Rights and Key Money

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can potentially be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Lease rights and key money are recorded at cost and are amortized over the corresponding lease term. Lease rights and key money and related amortization are recorded in other long-term assets in the Consolidated Balance Sheets.

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, and employee related health care benefits, a portion of which is paid by our employees. Liabilities associated with these risks are estimated based primarily on actuarially-determined amounts and accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions.

Asset Retirement Obligations

An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements, which at the end of a lease we are contractually obligated to remove in order to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets and is subsequently adjusted for changes in estimated disposal costs. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Treasury Stock

We account for treasury stock under the cost method, using the first-in, first-out flow assumption, and include treasury stock as a component of stockholders’ equity.

Revenue Recognition

We recognize revenue and the related cost of goods sold at the time the products are received by the customers. Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. For sales from our online and catalog business, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment. Deferred revenue was $5 and $4 million as of January 30, 2010 and January 31, 2009, respectively. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

Allowances for estimated returns are recorded based on estimated margin using our historical return patterns.

We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee. These sales are recorded in net sales, and the related cost of goods sold is recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. We also receive royalties from these franchisees based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized when merchandise ownership is transferred to the franchisee and is recorded in net sales in the Consolidated Statements of Income.

Classification of Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions.

42      GAP INC. FORM 10-K

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	marketing;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers and stores;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for corporate facilities; and

•	other expense (income).

The classification of these expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies.

Rent Expense

Minimum rent expense is recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. We also receive tenant allowances upon entering into certain store leases, which are recorded as a short-term or long-term tenant allowance liability and amortized as a reduction to rent expense over the term of the lease. A co-tenancy failure by our landlord during the lease term may result in a reduction of future cash payments and is recorded as a reduction to rent expense. Future payments for common area maintenance, insurance, real estate taxes, and other occupancy costs to which the Company is obligated are excluded from minimum lease payments.

Certain leases provide for contingent rents that are not measurable at inception. These contingent rents are primarily based on a percentage of sales that are in excess of a predetermined level and/or rent increase based on a change in the consumer price index or fair market value. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that the expense has been incurred and the amount can be reasonably estimated.

Impairment of Long-Lived Assets

We review the carrying value of long-lived assets, including lease rights, key money, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying value. For impaired assets, we recognize a loss equal to the difference between the carrying value of the asset group and its estimated fair value. The fair value of the asset group is based on discounted future cash flows of the asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets.

Goodwill and Trade Name

In connection with the acquisition of Athleta in September 2008, we allocated $99 million of the purchase price to goodwill and $54 million to the trade name. Goodwill and the trade name have indefinite useful lives, and accordingly, are not amortized. Instead, we review the carrying value of goodwill and the trade name for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

The impairment review of goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed our reporting unit of goodwill acquired through the acquisition of Athleta to be an operating segment, Direct, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The fair value of the reporting unit used to test goodwill for impairment is estimated using the income approach. This approach requires assumptions and judgment, including forecasting future sales and expenses.

Effective February 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 141(R), “Business Combinations” (currently FASB Accounting Standards Codification (“ASC”) 805). The adoption of SFAS 141(R) did not have a material impact on our reporting unit determination.

The trade name is considered impaired if the estimated fair value of the trade name is less than the carrying value. If the trade name is considered impaired, we recognize a loss equal to the difference between the carrying value and the estimated fair value of the trade name. The fair value of the trade name is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales and royalty rates.

Goodwill and the trade name are recorded in other long-term assets in the Consolidated Balance Sheets.

Lease Losses

The decision to close a store, corporate facility, or distribution center can result in accelerated depreciation and amortization over the revised remaining useful lives of the associated long-lived assets. In addition, we record a charge and corresponding lease loss reserve equal to the incremental amount of the present value of the net future obligation greater than the remaining rent-related deferred balances. The net future obligation is determined as the remaining contractual rent obligations less the amount for which we are able to or expect to be able to sublease the properties. We estimate the amount for which we expect to be able to sublease the properties based on the status of our efforts to sublease vacant office space and stores, a review of real estate market conditions, our projections for sublease income, and our assumptions regarding sublease commencement.

Advertising

Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $513 million, $435 million, and $476 million in fiscal 2009, 2008, and 2007, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

44      GAP INC. FORM 10-K

Prepaid catalog expense consists of the cost to prepare, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is approximately five to seven months.

Share-Based Compensation

Share-based compensation expense for all share-based compensation awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options which requires the input of subjective assumptions regarding expected term, expected volatility, dividend yield, and risk-free interest rate. For units granted whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”), the fair value is determined based on the Company’s stock price on the date of grant less future expected dividends during the vesting period. For stock options and other stock awards, we recognize share-based compensation cost net of estimated forfeitures and revise the estimates in subsequent periods if actual forfeitures differ from the estimates. We estimate the forfeiture rate based on historical experience as well as expected future behavior. The expense is recorded primarily in operating expenses in the Consolidated Statements of Income over the period during which the employee is required to provide service in exchange for stock options or stock awards. See Note 10 of Notes to Consolidated Financial Statements.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote. Based on our historical information, the likelihood of gift cards, gift certificates, and credit vouchers remaining unredeemed can be determined three years after issuance. When breakage is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Our gift cards, gift certificates, and credit vouchers do not have expiration dates. Beginning in the third quarter of fiscal 2009, we changed our estimate of the elapsed time for recording breakage income associated with unredeemed gift certificates and credit vouchers to three years from our prior estimate of five years. This change in estimate did not have a material impact on the Consolidated Statement of Income for fiscal 2009.

Credit Cards

We have credit card agreements (the “Agreements”) with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively, the “Credit Cards”). Each private label credit card bears the logo of one of our brands and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of one of our brands and can be used everywhere VISA credit cards are accepted. A third-party financing company is the sole owner of the accounts issued under the Credit Card programs, and this third party absorbs the losses associated with non-payment by the cardholder and a portion of any fraudulent usage of the accounts. We receive cash from the third-party financing company in accordance with the Agreements and based on usage of the Credit Cards. We also receive cash from Visa U.S.A. Inc. in accordance with the Agreements and based on specified transactional fees. We recognize income for such cash receipts when the amounts are fixed or determinable and collectibility is reasonably assured, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs. The income is recorded in other income, which is a component of operating expenses in our Consolidated Statements of Income.

The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. The cost associated with reward certificates is accrued as the rewards are earned by the cardholder and is recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income.

Earnings per Share

Basic earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents. Common stock equivalents consist of shares subject to stock options and other stock awards with exercise prices less than the average market price of common stock for the period, to the extent their inclusion would be dilutive.

Foreign Currency Translation

Our international subsidiaries primarily use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using the monthly average exchange rates in effect for the period in which the transactions occur. The resulting gains and losses from translation are recorded in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income. The amounts of gains and losses included in the Consolidated Statements of Income were a loss of $6 million, a loss of $13 million, and a gain of $4 million in fiscal 2009, 2008, and 2007, respectively, and included a loss of $4 million, a gain of $51 million, and a gain of $25 million in fiscal 2009, 2008, and 2007, respectively, for changes in the fair value and the settlements of certain derivative financial instruments.

Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of OCI consist of foreign currency translation gains and losses and changes in the fair value of derivative financial instruments, net of tax.

Income Taxes

Deferred income taxes are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our income tax expense includes changes in our estimated liability for exposures associated with our various tax filing positions. At any point in time, many tax years are subject to or in the process of being audited by various taxing authorities. To the extent our estimates of settlements change or the final tax outcome of these matters is different from the amounts recorded, such differences will impact the income tax provision in the period in which such determinations are made.

On February 4, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (currently FASB ASC 740). The cumulative effects of the adoption of FIN 48 have been recorded as a decrease of $4 million to opening retained earnings, an increase of $85 million to short-term and long-term income tax assets, and an increase of $89 million to short-term and long-term income tax liabilities as of February 4, 2007. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties related to unrecognized tax benefits in operating expenses in the Consolidated Statements of Income. See Note 12 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued an accounting standards update to amend and clarify existing guidance related to fair value measurements and disclosures. This guidance adds new requirements for disclosures related to transfers into and out of level 1 and level 2 and requires separate disclosure of purchases, sales, issuances, and settlements related to level 3 measurements. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques used to measure fair value. The update is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to disclose purchases, sales, issuances, and settlements related to level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010. We will adopt the disclosure requirements in the first quarter of fiscal 2010.

46      GAP INC. FORM 10-K

Note 2. Additional Financial Statement Information

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments consist of the following:

($ in millions)	January 30, 2010	January 31, 2009
Cash	$1,279	$1,195

Domestic commercial paper	590	275
Bank certificates of deposit and time deposits	479	245

Cash equivalents (original maturities of 91 days or less)	1,069	520

Cash and cash equivalents	$2,348	$1,715

U.S. treasury bills	$50	$—
Bank certificates of deposit and time deposits	175	—

Short-term investments (original maturities of greater than 91 days)	$225	$—

We did not record any impairment charges on our cash equivalents and short-term investments in fiscal 2009, 2008, or 2007.

Restricted Cash

Restricted cash consists primarily of cash that serves as collateral for our insurance obligations. Restricted cash of $41 million as of January 31, 2009 also included collateral from our cross-currency interest rate swap, which was reclassified to cash and cash equivalents in connection with the settlement in fiscal 2009.

Other Current Assets

Other current assets consist of the following:

($ in millions)	January 30, 2010	January 31, 2009
Current portion of deferred tax assets	$193	$166
Prepaid minimum rent and occupancy expenses	140	136
Prepaid expenses	119	217
Prepaid catalog	1	3
Other	143	221

Other current assets	$596	$743

No other individual items accounted for greater than five percent of total current assets as of January 30, 2010 or January 31, 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 30, 2010	January 31, 2009
Leasehold improvements	$3,013	$2,949
Furniture and equipment	2,417	2,377
Land, buildings, and building improvements	1,086	1,065
Software	832	774
Construction-in-progress	79	80

Property and equipment, at cost	7,427	7,245
Less: Accumulated depreciation	(4,799)	(4,312)

Property and equipment, net of accumulated depreciation	$2,628	$2,933

Depreciation expense for property and equipment was $643 million, $643 million, and $625 million for fiscal 2009, 2008, and 2007, respectively.

No interest related to assets under construction was capitalized in fiscal 2009. Interest of $8 million and $10 million related to assets under construction was capitalized in fiscal 2008 and 2007, respectively.

We recorded a charge for the impairment of long-lived assets, primarily related to our Stores reportable segment, of $14 million, $5 million, and $13 million for fiscal 2009, 2008, and 2007, respectively, which is recorded in operating expenses in the Consolidated Statements of Income. See Note 3 of Notes to Consolidated Financial Statements for the impairment charge related to the closure of Forth & Towne.

The balance of leasehold improvements as of January 31, 2009 has been corrected to exclude $77 million that is now classified as land, buildings, and building improvements to appropriately reflect the cost of improvements made to our owned buildings. This reclassification did not have any impact on the Consolidated Statements of Income for fiscal 2008 and 2007.

Other Long-Term Assets

Other long-term assets consist of the following:

($ in millions)	January 30, 2010	January 31, 2009
Long-term tax-related assets	$392	$326
Goodwill	99	99
Trade name	54	54
Lease rights and key money, net of accumulated amortization of $137 and $125	26	31
Deferred compensation plan assets	21	18
Intangible assets subject to amortization, net of accumulated amortization of $8 and $2	7	13
Other	94	85

Other long-term assets	$693	$626

See Note 4 of Notes to Consolidated Financial Statements for goodwill, the trade name, and intangible assets subject to amortization.

Both the cost and accumulated amortization of lease rights and key money are impacted by fluctuations in foreign currency rates. Amortization expense associated with lease rights and key money was $6 million, $8 million, and $10 million in fiscal 2009, 2008, and 2007, respectively.

48      GAP INC. FORM 10-K

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 30, 2010	January 31, 2009
Accrued compensation and benefits	$340	$327
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	244	255
Short-term deferred rent and tenant allowances	105	105
Workers’ compensation liability	46	39
Accrued advertising	29	15
Derivative financial instruments	27	41
General insurance liability	23	25
Sales return allowance	22	21
Credit card reward certificates liability	16	16
Other	211	232

Accrued expenses and other current liabilities	$1,063	$1,076

No other individual items accounted for greater than five percent of total current liabilities as of January 30, 2010 or January 31, 2009.

Lease Incentives and Other Long-Term Liabilities

Lease incentives and other long-term liabilities consist of the following:

($ in millions)	January 30, 2010	January 31, 2009
Long-term deferred rent and tenant allowances	$716	$772
Long-term tax-related liabilities	181	174
Asset retirement obligations	33	33
Deferred compensation plan liabilities	22	18
Derivative financial instruments	—	11
Other	11	11

Lease incentives and other long-term liabilities	$963	$1,019

The activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency rates. The activity was not material for fiscal 2009 or 2008.

Accumulated Other Comprehensive Income

Accumulated OCI consists of the following:

($ in millions)	January 30, 2010	January 31, 2009
Foreign currency translation	$168	$109
Accumulated changes in fair value of derivative financial instruments, net of tax	(13)	14

Accumulated other comprehensive income	$155	$123

Sales Return Allowance

A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 30, 2010	January 31, 2009	February 2, 2008
Balance at beginning of fiscal year	$21	$22	$21
Additions	698	700	698
Returns	(697)	(701)	(697)

Balance at end of fiscal year	$22	$21	$22

Note 3. Discontinued Operation of Forth & Towne

In February 2007, we announced our decision to close our Forth & Towne store locations. The decision resulted from a thorough analysis of the concept, which revealed it was not demonstrating enough potential to deliver an acceptable long-term return on investment. All of the 19 Forth & Towne stores were closed by the end of June 2007, and we reduced our workforce by approximately 550 employees in fiscal 2007. The results of Forth & Towne, net of income tax benefit, are presented as a discontinued operation in the Consolidated Statements of Income for all periods presented and are as follows:

	Fiscal Year
($ in millions)	2009	2008	2007
Net sales	$—	$—	$16

Loss from discontinued operation, before income tax benefit	$—	$—	$(56)
Add: Income tax benefit	—	—	22

Loss from discontinued operation, net of income tax benefit	$—	$—	$(34)

For fiscal 2007, the loss from the discontinued operation of Forth & Towne included the following charges on a pre-tax basis: $29 million related to the impairment of long-lived assets, $6 million of lease settlement charges, $5 million of employee severance, $4 million of administrative and other costs, and $2 million of net lease losses.

Future cash payments for Forth & Towne primarily relate to obligations associated with certain leases, and these payments will be made over the various remaining lease terms through 2017. Based on our current assumptions as of January 30, 2010, we expect our lease payments, net of sublease income, to be immaterial.

Note 4. Acquisition, Goodwill, and Intangible Assets

On September 28, 2008, we acquired all of the outstanding capital stock of Athleta Inc., a women’s sports and active apparel company based in Petaluma, California, for an aggregate purchase price of $148 million in cash, including transaction costs. The acquisition allows us to enhance our presence in the growing women’s active apparel sector in the United States. The results of operations for Athleta are included in the Consolidated Statements of Income beginning September 29, 2008. The impact of the acquisition on the Company’s results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

The purchase price was allocated as follows as of September 28, 2008:

($ in millions)
Goodwill	$99
Trade name	54
Intangible assets subject to amortization	15
Net liabilities assumed	(20)

Total purchase price	$148

All of the assets above have been allocated to the Direct reportable segment. None of the goodwill acquired is deductible for tax purposes.

50      GAP INC. FORM 10-K

During fiscal 2009 and 2008, there were no material changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years and are as follows:

($ in millions)	January 30, 2010	January 31, 2009
Gross carrying amount	$15	$15
Less: Accumulated amortization	(8)	(2)

Intangible assets subject to amortization, net of accumulated amortization	$7	$13

Amortization expense for intangible assets subject to amortization for fiscal 2009 and 2008 was $6 million and $2 million, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

As of January 30, 2010, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows:

($ in millions)
Fiscal Year
2010	$4
2011	$2
2012	$1
2013	$—
2014	$—

During the fourth quarter of fiscal 2009, we completed our annual impairment testing of our goodwill and the trade name and did not recognize any impairment charges.

Note 5. Debt

In September 2007, we paid $326 million related to the maturity of our 6.90 percent notes payable. In December 2008, we paid $138 million related to the maturity of our 8.80 percent notes payable. The remaining $50 million notes payable of our Japanese subsidiary, Gap (Japan) KK, with a fixed interest rate of 6.25 percent per annum, was repaid in March 2009. As of January 30, 2010, the Company had no debt outstanding.

Note 6. Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Most of our merchandise vendors are now on open account payment terms. As of January 30, 2010, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. As of January 30, 2010, we had $24 million in trade letters of credit issued under these letter of credit agreements.

As of January 30, 2010, our credit facility consisted of a $500 million, five-year, unsecured revolving credit facility with an expiration date of August 2012 (the “Facility”). The Facility is available for general corporate purposes, including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 30, 2010, there were no borrowings under the Facility. The net availability of the Facility, reflecting $56 million of outstanding standby letters of credit, was $444 million as of January 30, 2010.

The Facility and letter of credit agreements contain financial and other covenants, including but not limited to limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the Facility and letter of credit agreements, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreements, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreements.

Note 7. Fair Value Measurements

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$9	$—	$9	$—
Deferred compensation plan assets	21	21	—	—

Total	$30	$21	$9	$—

Liabilities:
Derivative financial instruments	$27	$—	$27	$—

		Fair Value Measurements at Reporting Date Using

($ in millions)	January 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$87	$—	$87	$—
Deferred compensation plan assets	18	18	—	—

Total	$105	$18	$87	$—

Liabilities:
Derivative financial instruments	$52	$—	$52	$—

Derivative financial instruments primarily include foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. Dollar are Euro, British pounds, Japanese yen, and Canadian dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Consolidated Balance Sheets.

We maintain deferred compensation plans which allow eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the deferred compensation plans. The fair value of the Company’s deferred compensation plan assets is determined based on quoted market prices, and the assets are recorded in other long-term assets in the Consolidated Balance Sheets.

52      GAP INC. FORM 10-K

In addition, as of January 30, 2010 and January 31, 2009, we had highly liquid investments classified as cash and cash equivalents and short-term investments measured using level 1 inputs. These investments are placed primarily in money market funds, domestic commercial paper, U.S. treasury bills, and bank deposits, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates market value due to their short maturities.

Nonfinancial Assets

Effective February 1, 2009, we adopted enhanced disclosure requirements for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

As discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a charge for the impairment of long-lived assets of $14 million for fiscal 2009, which was recorded in operating expenses in the Consolidated Statement of Income. The impairment charge reduced the carrying amount of the applicable long-lived assets of $16 million to their fair value of $2 million as of January 30, 2010. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.

Note 8. Derivative Financial Instruments

Effective February 1, 2009, we adopted enhanced disclosure requirements for derivative financial instruments and hedging activities.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are Euro, British pounds, Japanese yen, and Canadian dollars. Until March 2009, we also used a cross-currency interest rate swap to swap the interest and principal payable of the $50 million debt of our Japanese subsidiary, Gap (Japan) KK. In connection with the maturity of the debt, the swap was settled in March 2009. We do not enter into derivative financial contracts for trading purposes. Our derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value determined using pricing models based on current market rates. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

There were no material amounts recorded in income for fiscal 2009, 2008, or 2007 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

We make merchandise purchases on a monthly basis, and we enter into foreign exchange forward contracts to hedge forecasted merchandise purchases generally occurring in 12 to 18 months. We make intercompany royalty payments on a quarterly basis, and we enter into foreign exchange forward contracts to hedge intercompany royalty payments generally occurring in 12 to 15 months.

At January 30, 2010, we had foreign exchange forward contracts outstanding to buy the notional amount of $671 million and 21 million British pounds and to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in income for fiscal 2009, 2008, or 2007 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

At January 30, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the notional amount of 2 billion Japanese yen and 81 million Canadian dollars, respectively.

Not Designated as Hedging Instruments

In addition, we use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments, as well as the remeasurement of the underlying intercompany balances, is recorded in operating expenses in the Consolidated Statements of Income in the same period and generally offset.

We generate intercompany activity each month, and as such, we generally enter into foreign exchange forward contracts on a monthly basis to hedge intercompany balances that bear foreign exchange risk. These foreign exchange forward contracts generally settle in less than 12 months. At January 30, 2010, we had foreign exchange forward contracts outstanding to buy $24 million, 2 million British pounds, and 3 billion Japanese yen related to our intercompany balances that bear foreign exchange risk.

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 30, 2010.

54      GAP INC. FORM 10-K

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	January 30, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$5	Accrued expenses and other current liabilities	$(23)
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		6		(23)

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		2		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	(4)
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		1		(4)

Total derivative instruments		$9		$(27)

Substantially all of the unrealized gains and losses from designated cash flow hedges as of January 30, 2010 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of January 30, 2010 shown above.

See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Consolidated Statements of Income, on a pre-tax basis for fiscal 2009, are as follows:

($ in millions)	Amounts of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amounts of Gain Reclassified from Accumulated OCI into Income (Effective Portion) (1)
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(33)	$14
Cross-currency interest rate swap	3	1

	$(30)	$15

	Amounts of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$—	$—

	Amounts of Gain Recognized in Income on Derivatives (2)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$35

(1)	Includes gain of $17 million recorded in cost of goods sold and occupancy expenses related to foreign exchange forward contracts used to hedge forecasted merchandise purchases and loss of $3 million recorded in operating expenses related to foreign exchange forward contracts used to hedge forecasted intercompany royalty payments. The gain of $1 million related to the cross-currency interest rate swap was recorded in operating expenses.

(2)	Recorded in operating expenses.

Note 9. Common Stock

Common and Preferred Stock

The Board of Directors is authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 30, 2010.

The Board of Directors is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 30, 2010.

Share Repurchases

Share repurchases are as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2009	2008	2007
Number of shares repurchased	24	46	89
Total cost	$510	$745	$1,700
Average per share cost including commissions	$21.30	$16.36	$19.05

In fiscal 2006 and 2007, the Board of Directors authorized share repurchases of $1.3 billion and $1.5 billion, respectively, which were both fully utilized by the end of fiscal 2007. In February 2008, the Board of Directors

56      GAP INC. FORM 10-K

authorized $1 billion for additional share repurchases, which was fully utilized by the end of fiscal 2009. In November 2009, the Board of Directors authorized an additional $500 million share repurchase program, of which $255 million was utilized through January 30, 2010. This authorization was fully utilized in March 2010. In connection with the fiscal 2007, 2008, and 2009 authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. The purchase agreements were terminable upon 15 business days notice by the Company or individual Fisher family members. During fiscal 2009, 2008, and 2007, approximately 2 million, 7 million, and 13 million shares, respectively, were repurchased for $40 million, $117 million, and $249 million, respectively, from the Fisher family subject to these agreements.

All of the share repurchases were paid for as of January 30, 2010 except $3 million that was payable to Fisher family members. As of January 31, 2009, all except $40 million of total share repurchases were paid for, of which $21 million was payable to Fisher family members.

In February 2010, we announced that our Board of Directors authorized $1 billion for additional share repurchases. We have not entered into purchase agreements with members of the Fisher family in connection with this authorization.

Note 10. Share-Based Compensation

Total share-based compensation expense recognized in the Consolidated Statements of Income, primarily in operating expenses, is as follows:

	Fiscal Year
($ in millions)	2009	2008	2007
Stock units	$51	$39	$34
Stock options	9	12	14
Employee stock purchase plan	4	4	4

Share-based compensation expense	64	55	52
Less: Income tax benefit	(25)	(21)	(20)

Share-based compensation expense, net of tax	$39	$34	$32

No material share-based compensation expense was capitalized in fiscal 2009, 2008, and 2007.

Other than the stock option modification noted below, there were no other material modifications made to our outstanding stock options and other stock awards in fiscal 2009, 2008, and 2007.

General Description of Stock Option and Other Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996 and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was further amended and restated on August 20, 2008. Under the 2006 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or with initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”).

The 2002 Stock Option Plan (the “2002 Plan”) was established on January 1, 1999. On May 9, 2006, the 2002 Plan was discontinued, and only those awards then outstanding continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees.

As of January 30, 2010, we had 115,567,431 shares of our common stock available for future issuance for our stock option and other stock award plans. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employee’s retirement or death, if earlier. In addition, stock options generally vest over a four year period, with shares becoming exercisable in equal annual installments of 25 percent. Other stock awards generally vest over a four year period in equal annual installments of 25 percent.

Beginning in the second quarter of fiscal 2009, all shares related to stock options and other stock awards are issued from treasury stock.

Stock Option and Other Stock Award Modification

In February 2007, the Committee approved the modification of certain stock options and other stock awards held by designated employees such that at the time of an involuntary termination without cause, any outstanding, unvested time-based options or other stock awards scheduled to vest within a defined time frame would be accelerated. No material amounts were recognized in fiscal 2009, 2008, or 2007 as a result of the modification. The modification clause expired in February 2009.

Stock Units

Under the 2006 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting is based on continued service by the employee and is immediate in the case of members of the Board of Directors. In some cases, vesting is subject to the attainment of a pre-determined financial target (“Performance Shares”).

At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense based on the grant-date fair value and the probability that the pre-determined financial target will be achieved.

A summary of Stock Unit activity under the 2006 Plan for fiscal 2009 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance at January 31, 2009	9,436,676	$18.20
Granted	4,992,213	$11.40
Vested	(2,393,437)	$18.96
Forfeited	(628,141)	$16.43

Balance at January 30, 2010	11,407,311	$19.08

A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2009	2008	2007
Weighted-average fair value per share of Stock Units granted	$11.40	$18.15	$17.63
Grant-date fair value of Stock Units vested (in millions)	$45	$28	$11

The aggregate intrinsic value of unvested Stock Units at January 30, 2010 was $218 million, with a weighted-average remaining contractual term of 1.60 years.

At January 30, 2010, there was $57 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.43 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

Stock Units Based on Performance Metrics

Under the 2006 Plan, some Stock Units are granted to certain employees only after the achievement of pre-determined performance metrics. Once the Stock Unit is granted, vesting is then subject to continued service by the employee, and expense is recognized on an accelerated basis.

58      GAP INC. FORM 10-K

At the end of each reporting period, we evaluate the probability that Stock Units will be granted. We record share-based compensation expense based on the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. We revalue the liability at the end of each reporting period and record an adjustment to share-based compensation expense as required, based on the probability that the performance metrics will be achieved. Upon achievement of the performance metrics, a Stock Unit is granted. At that time, the associated liability is reclassified to stockholders’ equity.

Out of 4,992,213, 4,048,873, and 6,048,873 Stock Units granted in fiscal 2009, 2008, and 2007, respectively, 703,146, 600,544, and 119,102 Stock Units, respectively, were granted based on satisfaction of performance metrics.

At January 30, 2010 and January 31, 2009, the liability related to potential Stock Units based on performance metrics was $6 million and $2 million, respectively, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Stock Options

The fair value of options issued during fiscal 2009, 2008, and 2007 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2009	2008	2007
Expected term (in years)	5.0	4.7	6.0
Expected volatility	51.3%	38.3%	28.9%
Dividend yield	1.9%	1.7%	1.6%
Risk-free interest rate	1.9%	2.5%	4.9%

A summary of stock option activity under the 2006 Plan and 2002 Plan for fiscal 2009 is as follows:

	Shares	Weighted- Average Exercise Price
Balance at January 31, 2009	34,721,342	$21.18
Granted	3,245,649	$12.47
Exercised	(3,009,844)	$15.48
Forfeited/Canceled/Expired	(4,480,485)	$28.15

Balance at January 30, 2010	30,476,662

A summary of additional information about stock options is as follows:

	Fiscal Year
	2009	2008	2007
Weighted-average fair value per share of stock options granted	$4.86	$5.99	$4.99
Aggregate intrinsic value of stock options exercised (in millions)	$14	$19	$32
Fair value of stock options vested (in millions)	$14	$17	$30

Information about stock options outstanding, vested or expected to vest, and exercisable at January 30, 2010, is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Shares at January 30, 2010	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares at January 30, 2010	Weighted- Average Exercise Price
$ 4.10 - $15.42	6,393,104	5.45	$12.77	3,530,455	$13.54
$15.95 - $18.26	5,656,858	6.31	$17.15	3,286,742	$17.37
$18.29 - $19.68	5,732,135	7.68	$19.34	1,686,918	$19.31
$19.70 - $21.55	6,417,070	4.49	$21.22	6,168,769	$21.26
$21.60 - $30.13	4,864,902	2.53	$24.05	4,858,402	$24.05
$30.25 - $45.56	1,412,593	0.22	$42.77	1,412,593	$42.77

	30,476,662	5.12	$19.79	20,943,879	$21.29

Vested or expected to vest at January 30, 2010	25,548,499	4.56	$20.38

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable at January 30, 2010 was $52 million, $39 million, and $25 million, respectively. Options exercisable at January 30, 2010 had a weighted-average remaining contractual life of 3.74 years.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase period. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,574,464, 1,543,827, and 1,485,699 shares issued under the ESPP during fiscal 2009, 2008, and 2007, respectively. At January 30, 2010, there were 8,684,826 shares reserved for future issuances.

Note 11. Leases

We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2033. Most store leases are for a five year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.

We also lease certain equipment under operating leases that expire at various dates through 2012.

The aggregate minimum non-cancelable annual lease payments under leases in effect on January 30, 2010, are as follows:

($ in millions)
Fiscal Year
2010	$986
2011	792
2012	608
2013	476
2014	372
Thereafter	938

Total minimum lease commitments	$4,172

The total minimum lease commitment amount above does not include minimum sublease rent income of $17 million receivable in the future under non-cancelable sublease agreements.

60      GAP INC. FORM 10-K

Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2009	2008	2007
Minimum rent expense	$973	$992	$970
Contingent rent expense	135	126	129
Less: Sublease income	(2)	(4)	(4)

Total	$1,106	$1,114	$1,095

In addition to the amounts disclosed in the rent expense table above, we had rent expense related to equipment under operating leases of $4 million, $5 million, and $6 million for fiscal 2009, 2008, and 2007, respectively.

We had lease loss reserves of $13 million and $10 million as of January 30, 2010 and January 31, 2009, respectively. Lease losses are recorded in operating expenses in the Consolidated Statements of Income and were $6 million, $8 million, and $5 million for fiscal 2009, 2008, and 2007, respectively. Remaining cash expenditures associated with our lease loss reserve are expected to be paid over the various remaining lease terms through 2017. Based on our current assumptions as of January 30, 2010, we expect a total net cash outlay of approximately $18 million for future rent.

Note 12. Income Taxes

For financial reporting purposes, components of income from continuing operations before income taxes are as follows:

	Fiscal Year
($ in millions)	2009	2008	2007
United States	$1,511	$1,209	$1,073
Foreign	305	375	333

Income from continuing operations before income taxes	$1,816	$1,584	$1,406

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2009	2008	2007
Current:
Federal	$572	$440	$443
State	78	43	56
Foreign	114	124	91

Total current	764	607	590

Deferred:
Federal	(43)	5	(42)
State	(10)	5	(18)
Foreign	3	—	9

Total deferred	(50)	10	(51)

Total provision	$714	$617	$539

During fiscal 2009, we assessed the anticipated cash needs and overall financial position of our Canadian and Japanese subsidiaries. As a result, we determined that we no longer intend to utilize approximately $117 million and $83 million of the undistributed earnings of our Canadian and Japanese subsidiaries, respectively, in foreign operations indefinitely. Accordingly, we have established a deferred tax liability for U.S. income taxes with respect to such earnings as of January 30, 2010 and have recorded related tax expense of $9 million.

The foreign component of pre-tax income before elimination of intercompany transactions in fiscal 2009, 2008, and 2007 was $305 million, $375 million, and $333 million, respectively. Except as noted above and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of the foreign subsidiaries, as we intend to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax-effective to do so. That portion of accumulated undistributed earnings of foreign subsidiaries as of January 30, 2010 and January 31, 2009 was approximately $1.1 billion for both years. If the undistributed earnings were repatriated, the unrecorded deferred tax liability as of January 30, 2010 and January 31, 2009 would have been approximately $148 million and $147 million, respectively.

The difference between the effective income tax rate and the U.S. federal income tax rate is as follows:

	Fiscal Year
	2009	2008	2007
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.7	3.5	3.1
Tax impact of foreign operations	1.4	1.7	2.3
Other	(0.8)	(1.2)	(2.1)

Effective tax rate	39.3%	39.0%	38.3%

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 30, 2010	January 31, 2009
Deferred tax assets:
Deferred rent	$113	$115
Accrued payroll and related benefits	98	82
Nondeductible accruals	72	68
Inventory capitalization and other adjustments	64	53
Depreciation	74	43
State and foreign net operating losses (“NOLs”)	32	28
Fair value of derivative financial instruments included in accumulated OCI	8	(9)
Other	93	99

Total deferred tax assets	554	479
NOL valuation allowance	(23)	(17)
Total deferred tax liabilities	(18)	(23)

Net deferred tax assets	$513	$439

Current portion (included in other current assets)	$193	$166
Non-current portion (included in other long-term assets)	320	273

Total	$513	$439

At January 30, 2010 we had approximately $65 million state and $103 million foreign gross net operating loss (“NOL”) carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax effected NOL was approximately $4 million for state and $27 million for foreign as of January 30, 2010. We provided a valuation allowance of approximately $1 million and $22 million against the deferred tax asset related to the state and foreign NOLs, respectively. The state losses expire between fiscal 2022 and fiscal 2023, approximately $74 million of the foreign losses expire between fiscal 2011 and fiscal 2018, and $29 million of the foreign losses do not expire.

62      GAP INC. FORM 10-K

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2009	2008	2007
Balance at beginning of fiscal year	$131	$123	$135
Increases related to current year tax positions	1	6	14
Prior year tax positions:
Increases	38	69	33
Decreases	(17)	(43)	(20)
Cash settlements	(21)	(8)	(5)
Expiration of statute of limitations	(6)	(11)	(39)
Foreign currency translation	6	(5)	5

Balance at end of fiscal year	$132	$131	$123

Of the $132 million, $131 million, and $123 million of total unrecognized tax benefits at January 30, 2010, January 31, 2009, and February 2, 2008, respectively, approximately $15 million, $33 million, and $51 million (net of the federal benefit on state issues), respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. During each of fiscal 2009 and 2007, interest expense of $2 million was recognized in the Consolidated Statements of Income. During fiscal 2008, an interest expense reversal of $9 million was recognized in the Consolidated Statement of Income. As of January 30, 2010 and January 31, 2009, the Company had total accrued interest related to the unrecognized tax benefits of $20 million and $18 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of January 30, 2010 and January 31, 2009.

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 1999.

The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. It is reasonably possible that we will recognize a decrease in unrecognized tax benefits within the next 12 months of up to $50 million, primarily due to the filing of a U.S. federal income tax accounting method change application and the resolution of the Internal Revenue Service’s (“IRS”) review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004. In late fiscal 2008, the IRS commenced an audit of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004. In February 2010, the Company received notification that the Congressional Joint Committee on Taxation had completed its consideration of the IRS’ report pertaining to those income tax returns and refund requests and had taken no exception to the conclusions reached by the IRS. In March 2010, we received refund payments, including interest, from the IRS in the amount of approximately $71 million. We do not expect these matters to have a material impact on the Consolidated Statements of Income.

As of January 31, 2009, the Company did not anticipate recording any significant increases or decreases in total gross unrecognized tax benefits within the subsequent 12 months. During fiscal 2009, total gross unrecognized tax benefits increased by $1 million.

Note 13. Employee Benefit Plans

We have a qualified defined contribution retirement plan called GapShare, which is available to employees who meet certain age and service requirements. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the plan, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our contributions to GapShare were $35 million, $34 million, and $36 million in fiscal 2009, 2008, and 2007, respectively.

We also have a deferred compensation plan that allows eligible employees and non-employee members of the Board of Directors to defer compensation up to a maximum amount. Plan investments are recorded at fair market value and are designated for the deferred compensation plan. The Company’s deferred compensation plan assets are determined based on quoted market prices. As of January 30, 2010 and January 31, 2009, the assets related to the deferred compensation plan were $21 million and $18 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of January 30, 2010 and January 31, 2009, the corresponding liabilities relating to the deferred compensation plan were $22 million and $18 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our contributions to the deferred compensation plan in fiscal 2009, 2008, and 2007 were not material. We do not match non-employee members of the Board of Directors contributions under the deferred compensation plan.

Note 14. Earnings per Share

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2009	2008	2007
Weighted-average number of shares—basic	694	716	791
Common stock equivalents	5	3	3

Weighted-average number of shares—diluted	699	719	794

The above computations of weighted-average number of shares—diluted exclude 25 million, 31 million, and 33 million shares related to stock options and other stock awards for fiscal 2009, 2008, and 2007, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 15. Commitments and Contingencies

In January 2006, we entered into a non-exclusive services agreement with IBM to operate certain aspects of our information technology infrastructure. The agreement was amended effective March 2, 2009. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $120 million, $134 million, and $146 million to IBM for fixed charges during fiscal 2009, 2008, and 2007, respectively. Based on the current projection of service needs, we expect to pay approximately $623 million to IBM over the remaining term of the contract.

We have assigned certain store and corporate facility leases to third parties as of January 30, 2010. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $31 million as of January 30, 2010. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. The carrying amount of the liability related to the guarantees was $2 million as of January 30, 2010 and January 31, 2009.

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

64      GAP INC. FORM 10-K

Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of January 30, 2010, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

Note 16. Segment Information

We identify our operating segments according to how our business activities are managed and evaluated. All of our operating segments sell a group of similar products – clothing, accessories, and personal care products. We have two reportable segments:

•

Stores – The Stores reportable segment includes the results of the retail stores for each of our brands: Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because we believe the operating segments have similar economic characteristics.

•

Direct – The Direct operating segment includes the results of the online business for each of our web-based brands: gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and beginning in September 2008, athleta.com. The Direct operating segment also includes Athleta’s catalog business. Based on the different distribution method associated with the Direct operating segment, Direct is considered a reportable segment.

The accounting policies for each of our operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) Fiscal Year 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$3,508	$4,949	$2,034	$—	$10,491	74%
Canada	312	386	162	—	860	6
Europe	683	—	24	36	743	5
Asia	774	—	106	48	928	7
Other Regions	—	—	—	57	57	—

Total Stores reportable segment	5,277	5,335	2,326	141	13,079	92
Direct reportable segment (2)	324	473	134	187	1,118	8

Total	$5,601	$5,808	$2,460	$328	$14,197	100%

Sales Growth (Decline)	(6)%	2%	(7)%	46%	(2)%

Fiscal Year 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$3,840	$4,840	$2,221	$—	$10,901	75%
Canada	329	392	146	—	867	6
Europe	724	—	23	33	780	6
Asia	732	—	101	47	880	6
Other Regions	—	—	—	68	68	—

Total Stores reportable segment	5,625	5,232	2,491	148	13,496	93
Direct reportable segment (2)	333	475	145	77	1,030	7

Total	$5,958	$5,707	$2,636	$225	$14,526	100%

Sales Growth (Decline)	(5)%	(14)%	(3)%	84%	(8)%

Fiscal Year 2007	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$4,146	$5,776	$2,351	$—	$12,273	78%
Canada	364	461	147	—	972	6
Europe	822	—	—	5	827	5
Asia	613	—	89	36	738	5
Other Regions	—	—	—	50	50	—

Total Stores reportable segment	5,945	6,237	2,587	91	14,860	94
Direct reportable segment (2)	308	428	136	31	903	6

Total	$6,253	$6,665	$2,723	$122	$15,763	100%

Sales Growth (Decline)	(4)%	(2)%	7%	213%	(1)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only. Direct includes Athleta beginning September 2008.

(3)	Other includes our wholesale business, franchise business, Piperlime, and beginning September 2008, Athleta.

Financial Information for Reportable Segments

Operating income is the measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment. It is defined as income before interest expense, interest income, and income taxes. Corporate expenses are allocated to each operating segment and recorded in operating income on a rational and systematic basis.

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Total assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store assets, and prepaid expenses and receivables related to store operations. Total assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of information technology and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets primarily include cash and cash equivalents, short-term investments, restricted cash, the net book value of corporate property and equipment, and tax-related assets. Reportable segment capital expenditures are direct purchases of property and equipment by that segment. Unallocated capital expenditures primarily consist of corporate purchases of property and equipment.

66      GAP INC. FORM 10-K

Selected financial information by reportable segment, excluding results of the discontinued operation of Forth & Towne, and reconciliations to our consolidated totals are as follows:

	Fiscal Year
($ in millions)	2009	2008	2007
Operating income:
Stores	$1,563	$1,338	$1,135
Direct (1)	252	210	180

Operating income	$1,815	$1,548	$1,315

Depreciation and amortization expense:
Stores	$589	$602	$597
Direct (2)	66	51	38

Depreciation and amortization expense	$655	$653	$635

Segment assets:
Stores	$3,124	$3,368	$3,696
Direct	488	499	288
Unallocated	4,373	3,697	3,854

Total assets	$7,985	$7,564	$7,838

Purchases of property and equipment:
Stores	$228	$303	$528
Direct	42	47	30
Unallocated	64	81	124

Purchases of property and equipment	$334	$431	$682

(1)	Included in Direct’s operating income is $47 million, $40 million, and $39 million of net allocated corporate expenses for fiscal 2009, 2008, and 2007, respectively.

(2)	Recorded in Direct’s depreciation and amortization expense is $9 million, $8 million, and $7 million of net allocated corporate depreciation and amortization expense for fiscal 2009, 2008, and 2007, respectively.

Long-lived assets located in the United States and in foreign locations are as follows:

($ in millions)	January 30, 2010	January 31, 2009
United States	$2,420	$2,743
Foreign	581	544

Total long-lived assets	$3,001	$3,287

Note 17. Quarterly Information (Unaudited)

The following quarterly data are derived from our Consolidated Statements of Income:

($ in millions except per share amounts)	13 Weeks Ended May 2, 2009	13 Weeks Ended August 1, 2009	13 Weeks Ended October 31, 2009	13 Weeks Ended January 30, 2010	52 Weeks Ended January 30, 2010 (fiscal year 2009)
Net sales	$3,127	$3,245	$3,589	$4,236	$14,197
Gross profit	$1,239	$1,288	$1,524	$1,673	$5,724
Net income	$215	$228	$307	$352	$1,102
Earnings per share—basic (1):	$0.31	$0.33	$0.44	$0.51	$1.59
Earnings per share—diluted (1):	$0.31	$0.33	$0.44	$0.51	$1.58

($ in millions except per share amounts)	13 Weeks Ended May 3, 2008	13 Weeks Ended August 2, 2008	13 Weeks Ended November 1, 2008	13 Weeks Ended January 31, 2009	52 Weeks Ended January 31, 2009 (fiscal year 2008)
Net sales	$3,384	$3,499	$3,561	$4,082	$14,526
Gross profit	$1,342	$1,338	$1,378	$1,389	$5,447
Net income	$249	$229	$246	$243	$967
Earnings per share—basic (1):	$0.34	$0.32	$0.35	$0.34	$1.35
Earnings per share—diluted (1):	$0.34	$0.32	$0.35	$0.34	$1.34

(1)	Earnings per share were computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that as of January 30, 2010, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 30, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

68      GAP INC. FORM 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”

The Company has adopted a code of ethics, our Code of Business Conduct, which applies to all employees including our principal executive officer, principal financial officer, controller, and persons performing similar functions. Our Code of Business Conduct is available on our website, gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Director Independence” in the 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2010 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

70      GAP INC. FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: March 26, 2010	By	/s/ GLENN K. MURPHY
Glenn K. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2010	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2010	By	/s/ ADRIAN D. P. BELLAMY Adrian D. P. Bellamy, Director

Date: March 26, 2010	By	/s/ DOMENICO DE SOLE Domenico De Sole, Director

Date: March 26, 2010	By	/s/ ROBERT J. FISHER Robert J. Fisher, Director

Date: March 26, 2010	By	/s/ WILLIAM S. FISHER William S. Fisher, Director

Date: March 26, 2010	By	/s/ BOB L. MARTIN Bob L. Martin, Director

Date: March 26, 2010	By	/s/ JORGE P. MONTOYA Jorge P. Montoya, Director

Date: March 26, 2010	By	/s/ GLENN K. MURPHY Glenn K. Murphy, Director

Date: March 26, 2010	By	/s/ JAMES M. SCHNEIDER James M. Schneider, Director

Date: March 26, 2010	By	/s/ MAYO A. SHATTUCK III Mayo A. Shattuck III, Director

Date: March 26, 2010	By	/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Amended and Restated Bylaws of the Company dated (effective October 1, 2008), filed as Exhibit 3.1 to Registrant’s Form 8-K on October 2, 2008, Commission File No. 1-7562.

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.1	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 2, 2004, Commission File No. 1-7562.

10.2	Amendment No. 1 to the Credit Agreement dated May 18, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.3	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.4	Amendment to 3-Year Letter of Credit Agreement with Bank of America, N.A. dated May 18, 2007, filed as Exhibit 10.4 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.5	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.6	Amendment to 3-Year Letter of Credit Agreement with JPMorgan Chase Bank dated May 18, 2007, filed as Exhibit 10.5 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.7	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.8	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated May 18, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.9	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.10	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.4 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.11	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.12	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

72      GAP INC. FORM 10-K

10.13	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer, filed as Exhibit 10.5 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.14	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer, filed as Exhibit 10.6 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.15	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.7 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.16	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.8 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.17	First Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 2, 2009, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562. (1)

10.18	Purchase Agreement with Robert J. Fisher dated November 17, 2009, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 19, 2009, Commission File No. 1-7562.

10.19	Purchase Agreement with John J. Fisher dated November 17, 2009, filed as Exhibit 10.2 to Registrant’s Form 8-K on November 19, 2009, Commission File No. 1-7562.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.20	Executive Management Incentive Compensation Award Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K on May 11, 2005, Commission File No. 1-7562.

10.21	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.22	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.23	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Supplemental Deferred Compensation Plan, filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.24	Amendment to Executive Deferred Compensation Plan – Suspension of Pending Merger into Supplemental Deferred Compensation Plan, filed as Exhibit 10.30 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.25	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.26	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.27	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.28	Second Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.33 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.29	Third Amendment to Supplemental Deferred Compensation Plan – Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.34 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.30	Fourth Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.31	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.32	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.33	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.34	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.35	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.36	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.37	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.38	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.39	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.40	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.41	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.42	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.43	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.44	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.45	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.46	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.47	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

74      GAP INC. FORM 10-K

10.48	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.49	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.50	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.51	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.52	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.53	Form of Stock Award Agreement for Paul Pressler under the Company’s 1996 Stock Option Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.54	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.55	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.56	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.57	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.58	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.59	Form of Amended and Restated Nonqualified Stock Option Agreement, dated October 19, 2001, amending option agreement dated January 23, 2001, between Registrant and John M. Lillie, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.60	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.61	Amendment, authorized as of August 20, 2008, to Nonemployee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.62	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.63	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.64	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.65	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.66	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.67	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.68	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.69	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.70	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.71	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.72	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.73	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.74	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.75	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.76	Form of Non-qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.77	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.78	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.79	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.80	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.81	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended July 29, 2006, Commission File No. 1-7562.

10.82	Form of Performance Share Agreement for Executives under the 2006 Long-Term, Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

76      GAP INC. FORM 10-K

10.83	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.84	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.85	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.86	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.87	Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.88	Agreement with Marka Hansen dated February 16, 2007, and confirmed on February 20, 2007, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.89	Amendment to Agreement with Marka Hansen dated November 23, 2008, and confirmed on December 15, 2008, filed as Exhibit 10.94 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.90	Agreement with Art Peck dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.91	Amendment to Agreement with Art Peck dated November 23, 2008, and confirmed on December 15, 2008, filed as Exhibit 10.96 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.92	Agreement with Art Peck dated August 21, 2008 and confirmed on September 2, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No, 1-7562.

10.93	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.94	Amendment to Agreement with Eva Sage-Gavin dated November 23, 2008, and confirmed on November 10, 2008, filed as Exhibit 10.101 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.95	Amended and Restated Employment Agreement by and between Glenn Murphy and the Company, dated December 1, 2008 and confirmed on December 1, 2008, filed as Exhibit 10.106 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.96	Modification to Amended and Restated Employment Agreement by and between Glenn Murphy and the Company dated February 9, 2009, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.97	Agreement with Michael Tasooji dated March 16, 2007, and confirmed on March 26, 2007, filed as Exhibit 10.92 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

10.98	Amendment to Agreement with Michael Tasooji dated December 15, 2008, and confirmed on December 15, 2008, filed as Exhibit 10.108 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.99	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.100	Amendment to Agreement with Sabrina Simmons dated November 23, 2008, and confirmed on December 22, 2008, filed as Exhibit 10.110 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.101	Agreement with Tom Wyatt dated October 11, 2007, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.102	Amendment to Agreement with Tom Wyatt dated November 23, 2008, and confirmed on December 9, 2008, filed as Exhibit 10.112 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.103	Agreement with Tom Wyatt dated August 21, 2008 and confirmed on September 25, 2008, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.104	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.105	Summary of Changes to Non-employee Director Compensation, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.106	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.107	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.108	Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel, filed as Exhibit 101 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

14*	Code of Business Conduct

21*	Subsidiaries of Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2010 are formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

+	Furnished herewith

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

78      GAP INC. FORM 10-K