Form 10-Q
period 2010-05-01
GAP INC
filed 2010-06-08
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of June 4, 2010 was 650,593,147.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
Current assets:
Cash and cash equivalents	$2,056	$2,348	$1,708
Short-term investments	425	225	—
Restricted cash	17	18	21
Merchandise inventory	1,534	1,477	1,393
Other current assets	632	596	647

Total current assets	4,664	4,664	3,769
Property and equipment, net of accumulated depreciation of $4,832, $4,799, and $4,441	2,585	2,628	2,820
Other long-term assets	696	693	632

Total assets	$7,945	$7,985	$7,221

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,052	$1,027	$812
Accrued expenses and other current liabilities	894	1,063	864
Income taxes payable	145	41	9

Total current liabilities	2,091	2,131	1,685

Lease incentives and other long-term liabilities	947	963	996

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106, 1,106, and 1,106 shares; Outstanding 667, 676, and 696 shares	55	55	55
Additional paid-in capital	2,920	2,935	2,893
Retained earnings	11,050	10,815	10,103
Accumulated other comprehensive income	146	155	116
Treasury stock, at cost (439, 430, and 410 shares)	(9,264)	(9,069)	(8,627)

Total stockholders’ equity	4,907	4,891	4,540

Total liabilities and stockholders’ equity	$7,945	$7,985	$7,221

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 1, 2010	May 2, 2009
Net sales	$3,329	$3,127
Cost of goods sold and occupancy expenses	1,928	1,888

Gross profit	1,401	1,239
Operating expenses	927	886

Operating income	474	353
Interest expense (reversal)	(10)	2
Interest income	(1)	(2)

Income before income taxes	485	353
Income taxes	183	138

Net income	$302	$215

Weighted-average number of shares - basic	668	695
Weighted-average number of shares - diluted	676	697

Earnings per share - basic	$0.45	$0.31
Earnings per share - diluted	$0.45	$0.31

Cash dividends declared and paid per share	$0.100	$0.085

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
($ in millions)	May 1, 2010	May 2, 2009
Cash flows from operating activities:
Net income	$302	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	162
Amortization of lease incentives	(19)	(19)
Share-based compensation	27	12
Tax benefit from exercise of stock options and vesting of stock units	7	(5)
Excess tax benefit from exercise of stock options and vesting of stock units	(8)	—
Non-cash and other items	13	(11)
Deferred income taxes	(14)	(2)
Changes in operating assets and liabilities:
Merchandise inventory	(58)	110
Other current assets and other long-term assets	(53)	(31)
Accounts payable	16	(155)
Accrued expenses and other current liabilities	(180)	(144)
Income taxes payable, net of prepaid and other tax-related items	132	66
Lease incentives and other long-term liabilities	(2)	4

Net cash provided by operating activities	329	202

Cash flows from investing activities:
Purchases of property and equipment	(107)	(63)
Purchases of short-term investments	(325)	—
Maturities of short-term investments	125	—
Change in restricted cash	2	18

Net cash used for investing activities	(305)	(45)

Cash flows from financing activities:
Payments of long-term debt	—	(50)
Proceeds from share-based compensation, net of withholding tax payments	45	—
Repurchases of common stock	(299)	(45)
Excess tax benefit from exercise of stock options and vesting of stock units	8	—
Cash dividends paid	(67)	(59)

Net cash used for financing activities	(313)	(154)

Effect of foreign exchange rate fluctuations on cash	(3)	(10)

Net decrease in cash and cash equivalents	(292)	(7)
Cash and cash equivalents at beginning of period	2,348	1,715

Cash and cash equivalents at end of period	$2,056	$1,708

Non-cash investing activities:
Purchases of property and equipment, not yet paid at end of period	$59	$21

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$—	$1
Cash paid for income taxes during the period	$56	$77

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of May 1, 2010 and May 2, 2009 and the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 2010 and May 2, 2009 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of May 1, 2010 and May 2, 2009 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2010 has been derived from our audited financial statements.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The results of operations for the thirteen weeks ended May 1, 2010 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 29, 2011.

Note 2. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued an accounting standards update to amend and clarify existing guidance related to fair value measurements and disclosures. This guidance adds new requirements for disclosures related to transfers into and out of level 1 and level 2 and requires separate disclosure of purchases, sales, issuances, and settlements related to level 3 measurements. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques used to measure fair value. We adopted the provisions of this accounting standards update effective January 31, 2010, except for the requirement to disclose purchases, sales, issuances, and settlements related to level 3 measurements, which we will adopt in the first quarter of fiscal 2011.

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	May 1, 2010	January 30, 2010	May 2, 2009
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(9)	(8)	(4)

Intangible assets subject to amortization, net	$6	$7	$11

All of the assets above have been allocated to the Direct reportable segment.

During the thirteen weeks ended May 1, 2010, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years. Amortization expense for intangible assets subject to amortization for the thirteen weeks ended May 1, 2010 and May 2, 2009 was $1 million and $2 million, respectively, and is recorded in operating expenses in the Condensed Consolidated Statements of Income. For the remainder of fiscal 2010, we expect amortization expense for intangible assets subject to amortization to be $3 million.

As of May 1, 2010, future amortization expense for intangible assets subject to amortization is $2 million and $1 million for fiscal 2011 and 2012, respectively. Subsequent to fiscal 2012, there will be no amortization expense for intangible assets subject to amortization.

Note 4. Fair Value Measurements

Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. There were no transfers into or out of level 1 and level 2 during the thirteen weeks ended May 1, 2010.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$17	$—	$17	$—
Deferred compensation plan assets	25	25	—	—

Total	$42	$25	$17	$—

Liabilities:
Derivative financial instruments	$21	$—	$21	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$9	$—	$9	$—
Deferred compensation plan assets	21	21	—	—

Total	$30	$21	$9	$—

Liabilities:
Derivative financial instruments	$27	$—	$27	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$65	$—	$65	$—
Deferred compensation plan assets	21	21	—	—

Total	$86	$21	$65	$—

Liabilities:
Derivative financial instruments	$9	$—	$9	$—

Derivative financial instruments primarily include foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are Euro, British pounds, Japanese yen, and Canadian dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.

We maintain a deferred compensation plan that allows eligible employees to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the deferred compensation plans. The fair value of the Company’s deferred compensation plan assets is determined based on quoted market prices, and the assets are recorded in other long-term assets in the Condensed Consolidated Balance Sheets.

In addition, we have highly liquid investments classified as cash equivalents and short-term investments measured using level 1 inputs. These investments are placed primarily in money market funds, domestic commercial paper, U.S. treasury bills, and bank deposits, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates market value due to their short maturities.

Nonfinancial Assets

We review the carrying value of long-lived assets, including lease rights, key money, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying value. For impaired assets, we recognize a loss equal to the difference between the carrying value of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available.

We recorded charges for the impairment of long-lived assets of $2 million and $1 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, which were recorded in operating expenses in the Condensed Consolidated Statements of Income. The impairment charges reduced the carrying amounts of the applicable long-lived assets to their fair values of $2 million and zero as of May 1, 2010 and May 2, 2009, respectively. As of January 30, 2010, the carrying amount of the long-lived assets impaired during fiscal 2009 was reduced to their fair value of $2 million. The fair values of the long-lived assets were determined using level 3 inputs and the valuation techniques discussed above.

Note 5. Derivative Financial Instruments

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

There were no material amounts recorded in income for the thirteen weeks ended May 1, 2010 or May 2, 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

We make merchandise purchases on a monthly basis, and we enter into foreign exchange forward contracts to hedge forecasted merchandise purchases generally occurring in 12 to 18 months. We make intercompany royalty payments on a quarterly basis, and we enter into foreign exchange forward contracts to hedge intercompany royalty payments generally occurring in 12 to 15 months.

As of May 1, 2010, we had foreign exchange forward contracts outstanding to buy the notional amount of $705 million and 18 million British pounds and to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments. As of January 30, 2010, we had foreign exchange forward contracts outstanding to buy the notional amount of $671 million and 21 million British pounds and to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments. As of May 2, 2009, we had foreign exchange forward contracts outstanding to buy the notional amount of $654 million and 13 million British pounds and to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments.

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

There were no amounts recorded in income for the thirteen weeks ended May 1, 2010 or May 2, 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

As of May 1, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary in the notional amount of 7 billion Japanese yen. As of January 30, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the notional amount of 2 billion Japanese yen and 81 million Canadian dollars, respectively. As of May 2, 2009, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the notional amount of 2 billion Japanese yen and 19 million Canadian dollars, respectively.

Not Designated as Hedging Instruments

In addition, we use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments, as well as the remeasurement of the underlying intercompany balances, is recorded in operating expenses in the Condensed Consolidated Statements of Income in the same period and generally offset.

We generate intercompany activity each month, and as such, we generally enter into foreign exchange forward contracts on a monthly basis to hedge intercompany balances that bear foreign exchange risk. These foreign exchange forward contracts generally settle in less than 12 months. As of May 1, 2010, we had foreign exchange forward contracts outstanding to buy $2 million and 3 billion Japanese yen related to our intercompany balances that bear foreign exchange risk. As of January 30, 2010, we had foreign exchange forward contracts outstanding to buy $24 million, 2 million British pounds, and 3 billion Japanese yen related to our intercompany balances that bear foreign exchange risk. As of May 2, 2009, we had foreign exchange forward contracts outstanding to buy $9 million, 3 billion Japanese yen, and 151 million Euro related to our intercompany balances that bear foreign exchange risk.

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of May 1, 2010, January 30, 2010, or May 2, 2009.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	May 1, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$9	Accrued expenses and other current liabilities	$18
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		10		18

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	4	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		4		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	3	Accrued expenses and other current liabilities	3
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		3		3

Total derivative instruments		$17		$21

	January 30, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$5	Accrued expenses and other current liabilities	$23
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		6		23

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		2		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		1		4

Total derivative instruments		$9		$27

	May 2, 2009
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$33	Accrued expenses and other current liabilities	$5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	2

Total derivatives designated as cash flow hedges		33		7

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		1		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	31	Accrued expenses and other current liabilities	2
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		31		2

Total derivative instruments		$65		$9

Substantially all of the unrealized gains and losses from designated cash flow hedges as of May 1, 2010 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of May 1, 2010 shown above.

See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis, for the thirteen weeks ended May 1, 2010 and May 2, 2009 are as follows:

	Amounts of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) (1)
	13 Weeks Ended		13 Weeks Ended
($ in millions)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$3	$20	$(8)	$16
Cross-currency interest rate swap	—	3	—	1

	$3	$23	$(8)	$17

	Amounts of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amounts of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	13 Weeks Ended		13 Weeks Ended
($ in millions)	May 1, 2010	May 2, 2009	May 1, 2010	May 2, 2009
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$(2)	$—	$—	$—

	Amounts of Gain (Loss) Recognized in Income on Derivatives (2)
	13 Weeks Ended
($ in millions)	May 1, 2010	May 2, 2009
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	$2	$(2)

(1)	Includes loss of $8 million and gain of $16 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, recorded in cost of goods sold and occupancy expenses related to foreign exchange forward contracts used to hedge forecasted merchandise purchases. The gain of $1 million for the thirteen weeks ended May 2, 2009 related to the cross-currency interest rate swap was recorded in operating expenses.

(2)	Recorded in operating expenses.

See Note 8 of Notes to Condensed Consolidated Financial Statements for components of comprehensive income, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 6. Share Repurchases

Share repurchases are as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 1, 2010	May 2, 2009
Number of shares repurchased	14.3	0.4
Total cost	$296	$5
Average per share cost including commissions	$20.63	$11.34

In February 2008, the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of fiscal 2009. In November 2009, the Board of Directors authorized an additional $500 million for share repurchases, which was fully utilized by March 2010. In connection with these authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During the thirteen weeks ended May 1, 2010 and May 2, 2009, approximately 0.5 million and 0.1 million shares, respectively, were repurchased for $10 million and $1 million, respectively, from the Fisher family subject to these agreements.

In February 2010, we announced that the Board of Directors authorized $1 billion for additional share repurchases, of which $51 million was utilized through May 1, 2010. We have not entered into purchase agreements with members of the Fisher family in connection with this authorization.

All of the share repurchases were paid for as of May 1, 2010 and May 2, 2009, respectively. As of January 30, 2010, all of the share repurchases were paid for except $3 million that was payable to Fisher family members.

Note 7. Share-Based Compensation

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	May 1, 2010	May 2, 2009
Stock units	$22	$11
Stock options	4	—
Employee stock purchase plan	1	1

Share-based compensation expense	27	12
Less: Income tax benefit	(10)	(5)

Share-based compensation expense, net of tax	$17	$7

Note 8. Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of OCI consist of foreign currency translation gains and losses and changes in the fair value of derivative financial instruments, net of tax.

Comprehensive income, net of tax, is as follows:

	13 Weeks Ended
($ in millions)	May 1, 2010	May 2, 2009
Net income	$302	$215
Foreign currency translation	(15)	(10)
Change in fair value of derivative financial instruments, net of tax of $2 and $9	1	14
Reclassification adjustment for realized loss (gain) on derivative financial instruments, net of tax (tax benefit) of $(3) and $6	5	(11)

Comprehensive income, net of tax	$293	$208

Note 9. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for fiscal years before 2001.

During the thirteen weeks ended May 1, 2010, we recognized a decrease in total gross unrecognized tax benefits of $43 million, primarily due to the filing of a U.S. federal income tax accounting method change application and the resolution of the Internal Revenue Service’s (“IRS”) review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004. During the thirteen weeks ended May 1, 2010, we received refund payments, including interest, from the IRS in the amount of approximately $74 million.

As of May 1, 2010, we did not anticipate recording any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

Except as noted below and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as we intend to utilize those earnings in the foreign operations for an indefinite period of time.

During fiscal 2009, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that approximately $200 million was in excess of the amount we expect to utilize in foreign operations for an indefinite period of time, and accordingly, we established a deferred tax liability for U.S. income taxes with respect to such earnings as of January 30, 2010 and recorded related tax expense of $9 million in fiscal 2009. Of the $200 million, $117 million was repatriated during the thirteen weeks ended May 1, 2010.

During the thirteen weeks ended May 1, 2010, we recognized an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

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

Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 1, 2010	May 2, 2009
Weighted-average number of shares - basic	668	695
Common stock equivalents	8	2

Weighted-average number of shares - diluted	676	697

The above computations of weighted-average number of shares - diluted exclude 6 million and 35 million shares related to stock options and other stock awards for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 11. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of May 1, 2010. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $27 million as of May 1, 2010. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. The carrying amount of the liability related to the guarantees was $1 million as of May 1, 2010.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of May 1, 2010, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

•

Direct – The Direct operating segment includes the results of the online business for each of our web-based brands: gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. The Direct operating segment also includes Athleta’s catalog business. Based on the different distribution method associated with the Direct operating segment, Direct is considered a reportable segment.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended May 1, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$788	$1,163	$468	$—	$2,419	73%
Canada	73	92	41	—	206	6
Europe	156	—	7	11	174	5
Asia	180	—	24	13	217	7
Other regions	—	—	—	18	18	—

Total Stores reportable segment	1,197	1,255	540	42	3,034	91
Direct reportable segment (2)	79	122	34	60	295	9

Total	$1,276	$1,377	$574	$102	$3,329	100%

Sales Growth	5%	6%	7%	29%	6%

($ in millions) 13 Weeks Ended May 2, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$776	$1,110	$446	$—	$2,332	75%
Canada	58	72	29	—	159	5
Europe	135	—	5	7	147	5
Asia	171	—	23	12	206	6
Other regions	—	—	—	16	16	—

Total Stores reportable segment	1,140	1,182	503	35	2,860	91
Direct reportable segment (2)	76	116	31	44	267	9

Total	$1,216	$1,298	$534	$79	$3,127	100%

Sales Growth (Decline)	(13)%	(4)%	(11)%	88%	(8)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	U.S. only.

(3)	Other includes our wholesale business, franchise business, Piperlime, and Athleta.

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

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended
($ in millions)	May 1, 2010	May 2, 2009
Operating income:
Stores	$402	$296
Direct (1)	72	57

Operating income	$474	$353

($ in millions)	May 1, 2010	January 30, 2010	May 2, 2009
Segment assets:
Stores	$3,225	$3,124	$3,206
Direct	474	488	477
Unallocated	4,246	4,373	3,538

Total assets	$7,945	$7,985	$7,221

(1)	Included in Direct’s operating income is $11 million of net allocated corporate expenses for each of the thirteen weeks ended May 1, 2010 and May 2, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) expected amortization expense for intangible assets; (ii) the expected change in unrecognized tax benefits; (iii) intentions with respect to undistributed earnings of foreign subsidiaries; (iv) the maximum potential amount of future lease payments under assigned leases; (v) the impact of losses under contractual indemnifications; (vi) the maximum exposure and cash collateralized balance for the Company’s reinsurance pool in future periods; (vii) the outcome of proceedings, lawsuits, disputes, and claims; (viii) cash balances and cash flows being sufficient to support operations, capital expenditures, and dividends for the foreseeable future; (ix) improving our sales trend while delivering healthy margins; (x) maintaining a focus on cost management and return on invested capital; (xi) generating strong free cash flow and returning excess cash to shareholders; (xii) investing in the future while delivering earnings growth; (xiii) opening Gap stores in China and Italy; (xiv) expanding Banana Republic in Europe; (xv) opening additional outlet stores in Canada, Europe, and Asia; (xvi) introducing online shopping in Canada, China and Europe; (xvii) effective tax rate for fiscal 2010; (xviii) capital expenditures in fiscal 2010; (xix) store openings and closings in fiscal 2010; (xx) net square footage change in fiscal 2010; and (xxi) dividends in fiscal 2010.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the risk that changes in general economic conditions or consumer spending patterns will have a negative impact on our financial performance or strategies; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations and renewing or modifying leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating, and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs, structure, and access to capital in future periods; the risk that changes to our information technology systems may disrupt our operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations; the risk that our efforts to expand internationally may not be successful and could impair the value of our brands; the risk that acts or omissions by our third party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations; the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations; the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 8, 2010, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

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

OVERVIEW

Financial highlights for the first quarter of fiscal 2010 include the following:

•

Net sales for the first quarter of fiscal 2010 were $3.3 billion compared with $3.1 billion for the first quarter of fiscal 2009, and comparable store sales for the first quarter of fiscal 2010 increased 4 percent compared with a decrease of 8 percent for the first quarter of fiscal 2009.

•

Net income for the first quarter of fiscal 2010 was $302 million, or $0.45 per share on a diluted basis, compared with $215 million, or $0.31 per share on a diluted basis, for the first quarter of fiscal 2009.

•	Gross margin for the first quarter of fiscal 2010 was 42.1 percent compared with 39.6 percent for the first quarter of fiscal 2009.

•	Operating margin for the first quarter of fiscal 2010 was 14.2 percent compared with 11.3 percent for the first quarter of fiscal 2009.

•

During the first quarter of fiscal 2010, we generated free cash flow of $222 million compared with free cash flow of $139 million for the first quarter of fiscal 2009. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Our business and financial priorities for fiscal 2010 are as follows:

•	consistently delivering product that aligns with our target customers, with an overall objective of improving our sales trend while delivering healthy margins;

•	maintaining a focus on cost management and return on invested capital;

•	generating strong free cash flow and returning excess cash to shareholders; and

•	investing in the future while delivering earnings growth.

As we continue to focus on regaining market share in North America in fiscal 2010, we also plan to expand internationally through the following:

•	opening our first Company-owned Gap stores in China and Italy;

•	expanding Banana Republic in Europe;

•	opening additional outlet stores in Canada, Europe, and Asia; and

•	introducing our online shopping experience to customers in other countries such as Canada, China, and select European countries.

RESULTS OF OPERATIONS

Net Sales

Net Sales by Brand, Region, and Reportable Segment

Net sales primarily consist of retail sales, online sales, wholesale and franchise revenues, and shipping fees received from customers for delivery of merchandise. Gap and Banana Republic outlet retail sales are reflected within the respective results of each brand.

See Item 1, Financial Statements, Note 12 of Notes to Condensed Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Gap North America	2%	(12)%
Old Navy North America	7%	(3)%
Banana Republic North America	5%	(13)%
International	—%	(4)%
The Gap, Inc.	4%	(8)%

Only the Company-owned stores are included in the calculation of comparable store sales. The comparable store sales calculation excludes sales from our Direct reportable segment and our wholesale and franchise businesses. Gap and Banana Republic outlet comparable store sales are reflected within the respective results of each brand.

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

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Net sales per average square foot (1)	$77	$72

(1)	Excludes net sales associated with the Direct segment and our wholesale and franchise businesses.

Store count, openings, closings, and square footage for our Company-owned stores are as follows:

	January 30, 2010	13 Weeks Ended May 1, 2010		May 1, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,152	1	10	1,143	11.5
Gap Europe	178	2	1	179	1.6
Gap Asia	120	2	—	122	1.1
Old Navy North America	1,039	3	7	1,035	19.5
Banana Republic North America	576	—	1	575	4.9
Banana Republic Asia	27	—	—	27	0.1
Banana Republic Europe	3	1	—	4	—

Total	3,095	9	19	3,085	38.7

Decrease over prior year				(2.0)%	(1.8)%

	January 31, 2009	13 Weeks Ended May 2, 2009		May 2, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,193	3	8	1,188	11.8
Gap Europe	173	2	—	175	1.5
Gap Asia	113	2	—	115	1.1
Old Navy North America	1,067	1	2	1,066	20.0
Banana Republic North America	573	3	1	575	4.9
Banana Republic Asia	27	—	—	27	0.1
Banana Republic Europe	3	—	—	3	—

Total	3,149	11	11	3,149	39.4

Decrease over prior year				(0.9)%	(0.8)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, and the Middle East. There were 147 and 121 franchise stores open as of May 1, 2010 and May 2, 2009, respectively.

Net Sales Discussion

Our net sales for the first quarter of fiscal 2010 increased $202 million, or 6 percent, compared with the prior year comparable period, primarily due to an increase in net sales of $174 million related to our Stores reportable segment and an increase in net sales of $28 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the first quarter of fiscal 2010 increased $174 million, or 6 percent, compared with the prior year comparable period. The increase was primarily due to an increase in comparable store sales of 4 percent for the first quarter of fiscal 2010 compared with the prior year comparable period and the favorable impact of foreign exchange of $54 million. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2009 were translated at exchange rates applicable during the first quarter of fiscal 2010.

•

For the Direct reportable segment, our net sales for the first quarter of fiscal 2010 increased $28 million, or 10 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands, primarily Piperlime and Athleta.

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

($ in millions)	13 Weeks Ended
	May 1, 2010	May 2, 2009
Cost of goods sold and occupancy expenses	$1,928	$1,888
Gross profit	$1,401	$1,239
Cost of goods sold and occupancy expenses as a percentage of net sales	57.9%	60.4%
Gross margin	42.1%	39.6%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.5 percentage points in the first quarter of fiscal 2010 compared with the prior year comparable period.

Cost of goods sold increased $32 million, but decreased 1.6 percentage points as a percentage of net sales, in the first quarter of fiscal 2010 compared with the prior year comparable period. The increase in cost of goods sold was primarily driven by higher net sales. The decrease in cost of goods sold as a percentage of sales was primarily driven by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown.

Occupancy expenses increased $8 million, but decreased 0.9 percentage points as a percentage of net sales, in the first quarter of fiscal 2010 compared with the prior year comparable period. The increase in occupancy expenses was primarily driven by the unfavorable impact of foreign exchange of $12 million, partially offset by reduced expenses due to store closures and fully depreciated assets.

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

($ in millions)	13 Weeks Ended
	May 1, 2010	May 2, 2009
Operating expenses	$927	$886
Operating expenses as a percentage of net sales	27.8%	28.3%
Operating margin	14.2%	11.3%

Operating expenses increased $41 million, but decreased 0.5 percentage points as a percentage of net sales, in the first quarter of fiscal 2010 compared with the prior year comparable period. The increase in operating expenses was mainly due to higher marketing expenses, primarily for Old Navy and our online brands, and increased expenses as a result of our Old Navy store remodels.

Interest Expense

($ in millions)	13 Weeks Ended
	May 1, 2010	May 2, 2009
Interest expense (reversal)	$(10)	$2

Interest expense for the thirteen weeks ended May 1, 2010 includes an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Interest Income

($ in millions)	13 Weeks Ended
	May 1, 2010	May 2, 2009
Interest income	$(1)	$(2)

Interest income is earned on our cash and cash equivalents and short-term investments. The decrease in interest income for the thirteen weeks ended May 1, 2010 compared with the prior year comparable period was primarily due to lower interest rates, partially offset by higher balances of cash and cash equivalents and short-term investments during the first quarter of fiscal 2010 compared with the prior year comparable period.

Income Taxes

($ in millions)	13 Weeks Ended
	May 1, 2010	May 2, 2009
Income taxes	$183	$138
Effective tax rate	37.7%	39.1%

The decrease in the effective tax rate for the first quarter of fiscal 2010 compared with the prior year comparable period was primarily due to the favorable resolution of tax uncertainties during the quarter. We currently expect the fiscal 2010 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, and the potential resolution of outstanding tax contingencies.

LIQUIDITY AND CAPITAL RESOURCES

Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel related expenses, purchases of property and equipment, payment of taxes, and share repurchases. In addition to share repurchases, we also continue to return excess cash to our shareholders in the form of dividends.

As of May 1, 2010, cash and cash equivalents and short-term investments were $2.5 billion, with no debt outstanding. Our cash flow generation and cash position remain strong. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, capital expenditures, and payments related to dividends for the foreseeable future. We are also able to supplement near-term liquidity, if necessary, with our existing $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the thirteen weeks ended May 1, 2010 increased $127 million compared with the prior year comparable period, primarily due to the following:

•	an increase in net income in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009; and

•	lower income tax payments in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of short-term investments, while cash inflows are primarily the result of proceeds from maturities of short-term investments. Net cash used for investing activities during the thirteen weeks ended May 1, 2010 increased $260 million compared with the prior year comparable period, primarily due to the following:

•	$200 million more net purchases of short-term investments in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009; and

•	$44 million more purchases of property and equipment in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.

For fiscal 2010, we expect capital expenditures to be about $575 million. We expect to open about 65 new store locations and close about 110 store locations. As a result, we expect net square footage to decrease about 3 percent for fiscal 2010.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows typically consist of proceeds from share-based compensation, net of withholding tax payments. Net cash used for financing activities during the thirteen weeks ended May 1, 2010 increased $159 million compared with the prior year comparable period, primarily due to the following:

•	$254 million more repurchases of common stock in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009; partially offset by

•	$50 million less repayments of long-term debt in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009; and

•	$45 million more proceeds from share-based compensation, net of withholding tax payments, in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

($ in millions)	13 Weeks Ended
	May 1, 2010	May 2, 2009
Net cash provided by operating activities	$329	$202
Less: Purchases of property and equipment	(107)	(63)

Free cash flow	$222	$139

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Most of our merchandise vendors are now on open account payment terms. As of May 1, 2010, our letter of credit agreements consist of two separate $100 million, three-year, unsecured committed letter of credit agreements, with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. As of May 1, 2010, we had $16 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of May 1, 2010, there were no borrowings under the Facility. The net availability of the Facility, reflecting $55 million of outstanding standby letters of credit, was $445 million as of May 1, 2010.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.10 per share and $0.085 per share during the first quarters of fiscal 2010 and 2009, respectively. We intend to increase our annual dividend, which was $0.34 per share for fiscal 2009, to $0.40 per share for fiscal 2010.

Share Repurchase Program

In February 2008, the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of fiscal 2009. In November 2009, the Board of Directors authorized an additional $500 million for share repurchases, which was fully utilized by March 2010. In connection with these authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market.

In February 2010, we announced that the Board of Directors authorized $1 billion for additional share repurchases. We have not entered into purchase agreements with members of the Fisher family in connection with this authorization.

During the first quarter of fiscal 2010, we repurchased approximately 14 million shares for $296 million, including commissions, at an average price per share of $20.63. Approximately 0.5 million of these shares were repurchased for $10 million from the Fisher family.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 30, 2010, other than those which occur in the normal course of business.

We have assigned certain store and corporate facility leases to third parties as of May 1, 2010. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $27 million as of May 1, 2010. The carrying amount of the liability related to the guarantees was approximately $1 million as of May 1, 2010.

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of May 1, 2010, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Recent Accounting Pronouncements

See Item 1, Financial Statements, Note 2 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial position, statement of cash flows and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations and forecasted royalty payments using foreign exchange forward contracts. We also use forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity holding the intercompany balance. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The principal currencies hedged against changes in the U.S. dollar during the thirteen weeks ended May 1, 2010 were Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not use derivative financial instruments for trading purposes. Additional information is presented in Item 1, Financial Statements, Note 5 of Notes to Condensed Consolidated Financial Statements. The derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value as of the balance sheet dates.

We may also use forward exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investments in the subsidiaries.

Our market risk profile as of May 1, 2010 has not significantly changed since January 30, 2010. Our market risk profile as of January 30, 2010 is disclosed in our Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our results.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 1, 2010 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (January 31 - February 27)	11,078,626	$20.07	11,078,626	$1.02 billion
Month #2 (February 28 - April 3)	2,890,069	$22.39	2,890,069	$958 million
Month #3 (April 4 - May 1)	355,900	$23.74	355,900	$949 million

Total	14,324,595		14,324,595

(1)	On November 17, 2009, our Board of Directors approved $500 million for share repurchases, which we announced on November 19, 2009. This authorization was fully utilized by March 2010. On February 17, 2010, our Board of Directors approved an additional $1 billion for share repurchases, which we announced on February 25, 2010. This authorization has no expiration date.

Item 6.	Exhibits.

10.1*	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder.

10.2*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer.

10.3*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer.

10.4*	Agreement with Tom Wyatt dated October 11, 2007.

10.5*	Form of Performance Share Agreement.

10.6	Amendment dated February 1, 2010 to Stock Purchase Agreement with Robert J. Fisher dated November 17, 2009.

10.7	Amendment dated February 1, 2010 to Stock Purchase Agreement with John J. Fisher dated November 17, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	The Registrant is re-filing Exhibits 10.1, 10.2, 10.3, and 10.4 to include attachments to those exhibits not previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: June 8, 2010	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: June 8, 2010	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder.

10.2*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer.

10.3*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer.

10.4*	Agreement with Tom Wyatt dated October 11, 2007.

10.5*	Form of Performance Share Agreement.

10.6	Amendment dated February 1, 2010 to Stock Purchase Agreement with Robert J. Fisher dated November 17, 2009.

10.7	Amendment dated February 1, 2010 to Stock Purchase Agreement with John J. Fisher dated November 17, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	The Registrant is re-filing Exhibits 10.1, 10.2, 10.3, and 10.4 to include attachments to those exhibits not previously filed.