Form 10-Q
period 2010-07-31
GAP INC
filed 2010-09-09
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of September 2, 2010 was 618,883,001.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,353	$2,348	$2,031
Short-term investments	350	225	100
Merchandise inventory	1,632	1,477	1,473
Other current assets	718	614	672

Total current assets	4,053	4,664	4,276
Property and equipment, net of accumulated depreciation of $4,934, $4,799, and $4,637	2,565	2,628	2,775
Other long-term assets	690	693	654

Total assets	$7,308	$7,985	$7,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,141	$1,027	$1,038
Accrued expenses and other current liabilities	872	1,063	923
Income taxes payable	16	41	10

Total current liabilities	2,029	2,131	1,971

Lease incentives and other long-term liabilities	952	963	989

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 630, 676, and 697 shares	55	55	55
Additional paid-in capital	2,932	2,935	2,901
Retained earnings	11,221	10,815	10,272
Accumulated other comprehensive income	167	155	130
Treasury stock, at cost (476, 430, and 409 shares)	(10,048)	(9,069)	(8,613)

Total stockholders’ equity	4,327	4,891	4,745

Total liabilities and stockholders’ equity	$7,308	$7,985	$7,705

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	$3,317	$3,245	$6,646	$6,372
Cost of goods sold and occupancy expenses	2,003	1,957	3,931	3,845

Gross profit	1,314	1,288	2,715	2,527
Operating expenses	917	913	1,844	1,799

Operating income	397	375	871	728
Interest expense (reversal)	1	1	(9)	3
Interest income	(2)	(2)	(3)	(4)

Income before income taxes	398	376	883	729
Income taxes	164	148	347	286

Net income	$234	$228	$536	$443

Weighted-average number of shares - basic	646	697	657	696
Weighted-average number of shares - diluted	651	700	663	699

Earnings per share - basic	$0.36	$0.33	$0.82	$0.64
Earnings per share - diluted	$0.36	$0.33	$0.81	$0.63

Cash dividends declared and paid per share	$0.100	$0.085	$0.200	$0.170

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009
Cash flows from operating activities:
Net income	$536	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	323
Amortization of lease incentives	(43)	(39)
Share-based compensation	45	25
Tax benefit from exercise of stock options and vesting of stock units	8	(6)
Excess tax benefit from exercise of stock options and vesting of stock units	(9)	—
Non-cash and other items	26	(18)
Deferred income taxes	(45)	—
Changes in operating assets and liabilities:
Merchandise inventory	(150)	45
Other current assets and other long-term assets	(2)	63
Accounts payable	98	49
Accrued expenses and other current liabilities	(219)	(132)
Income taxes payable, net of prepaid and other tax-related items	(58)	(30)
Lease incentives and other long-term liabilities	21	(3)

Net cash provided by operating activities	540	720

Cash flows from investing activities:
Purchases of property and equipment	(248)	(131)
Purchases of short-term investments	(400)	(100)
Maturities of short-term investments	275	—
Change in restricted cash	(4)	18
Change in other long-term assets	(1)	—

Net cash used for investing activities	(378)	(213)

Cash flows from financing activities:
Payment of long-term debt	—	(50)
Proceeds from share-based compensation, net of withholding tax payments	54	10
Repurchases of common stock	(1,098)	(45)
Excess tax benefit from exercise of stock options and vesting of stock units	9	—
Cash dividends paid	(130)	(118)

Net cash used for financing activities	(1,165)	(203)

Effect of foreign exchange rate fluctuations on cash	8	12

Net increase (decrease) in cash and cash equivalents	(995)	316
Cash and cash equivalents at beginning of period	2,348	1,715

Cash and cash equivalents at end of period	$1,353	$2,031

Non-cash investing activities:
Purchases of property and equipment, not yet paid at end of period	$50	$31

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1	$2
Cash paid for income taxes during the period	$440	$326

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of July 31, 2010 and August 1, 2009, the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2010 and August 1, 2009 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of July 31, 2010 and August 1, 2009 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2010 has been derived from our audited financial statements.

As of July 31, 2010, we included restricted cash in other current assets in the Condensed Consolidated Balance Sheets. Accordingly, restricted cash of $18 million and $21 million as of January 30, 2010 and August 1, 2009, respectively, have been included in other current assets to conform to the current period presentation.

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

The results of operations for the thirteen and twenty-six weeks ended July 31, 2010 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 29, 2011.

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

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	July 31, 2010	January 30, 2010	August 1, 2009
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(10)	(8)	(6)

Intangible assets subject to amortization, net	$5	$7	$9

All of the assets above have been allocated to the Direct reportable segment.

During the thirteen and twenty-six weeks ended July 31, 2010, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years. Amortization expense for intangible assets subject to amortization was $1 million and $2 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and $2 million and $4 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, and is recorded in operating expenses in the Condensed Consolidated Statements of Income. For the remainder of fiscal 2010, we expect amortization expense for intangible assets subject to amortization to be $2 million.

As of July 31, 2010, future amortization expense for intangible assets subject to amortization is $2 million and $1 million for fiscal 2011 and 2012, respectively. Subsequent to fiscal 2012, there will be no amortization expense for existing intangible assets subject to amortization.

Note 4. Fair Value Measurements

Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. There were no transfers into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended July 31, 2010.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$8	$—	$8	$—
Deferred compensation plan assets	25	25	—	—

Total	$33	$25	$8	$—

Liabilities:
Derivative financial instruments	$33	$—	$33	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$9	$—	$9	$—
Deferred compensation plan assets	21	21	—	—

Total	$30	$21	$9	$—

Liabilities:
Derivative financial instruments	$27	$—	$27	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$24	$—	$24	$—
Deferred compensation plan assets	23	23	—	—

Total	$47	$23	$24	$—

Liabilities:
Derivative financial instruments	$40	$—	$40	$—

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

We recorded charges for the impairment of long-lived assets of $1 million for each of the thirteen weeks ended July 31, 2010 and August 1, 2009 and $3 million and $2 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, which were recorded in operating expenses in the Condensed Consolidated Statements of Income. The impairment charges reduced the carrying amounts of the applicable long-lived assets to their fair values of $2 million and zero as of July 31, 2010 and August 1, 2009, respectively. As of January 30, 2010, the carrying amount of the long-lived assets impaired during fiscal 2009 was reduced to their fair value of $2 million. The fair values of the long-lived assets were determined using level 3 inputs and the valuation techniques discussed above.

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

Cash Flow Hedges

We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; and (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in Japanese yen and Canadian dollars received by entities whose functional currencies are U.S. dollars.

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

There were no material amounts recorded in income for the thirteen and twenty-six weeks ended July 31, 2010 or August 1, 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

We make merchandise purchases on a monthly basis, and we enter into foreign exchange forward contracts to hedge forecasted merchandise purchases generally occurring in 12 to 18 months. We make intercompany royalty payments on a quarterly basis, and we enter into foreign exchange forward contracts to hedge intercompany royalty payments generally occurring in 12 to 15 months.

As of July 31, 2010, January 30, 2010, and August 1, 2009, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	July 31, 2010	January 30, 2010	August 1, 2009
U.S. dollars	$879	$671	$636
British pounds	£37	£21	£29

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

There were no amounts recorded in income for the thirteen and twenty-six weeks ended July 31, 2010 or August 1, 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

As of July 31, 2010, January 30, 2010, and August 1, 2009, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the following notional amounts:

(notional amounts in millions)	July 31, 2010		January 30, 2010		August 1, 2009
Japanese yen		¥—		¥2,000		¥—
Canadian dollars	C$	—	C$	81	C$	—

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

As of July 31, 2010, January 30, 2010, and August 1, 2009, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	July 31, 2010		January 30, 2010		August 1, 2009
U.S. dollars		$7		$24		$107
British pounds		£—		£2		£—
Japanese yen		¥3,238		¥3,238		¥6,353
Euros		€—		€—		€151
Hong Kong dollars	HK$	—	HK$	—	HK$	1

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of July 31, 2010, January 30, 2010, or August 1, 2009.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	July 31, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$6	Accrued expenses and other current liabilities	$25
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	4

Total derivatives designated as cash flow hedges		6		29

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		4

Total derivative instruments		$8		$33

	January 30, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$5	Accrued expenses and other current liabilities	$23
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		6		23

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		2		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		1		4

Total derivative instruments		$9		$27

	August 1, 2009
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$5	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	5

Total derivatives designated as cash flow hedges		5		35

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	19	Accrued expenses and other current liabilities	5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		19		5

Total derivative instruments		$24		$40

Substantially all of the unrealized gains and losses from designated cash flow hedges as of July 31, 2010 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of July 31, 2010 shown above.

See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(23)	$(51)	$(20)	$(31)
Cross-currency interest rate swap	—	—	—	3

	$(23)	$(51)	$(20)	$(28)

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts - Cost of good sold and occupancy expenses	$(7)	$9	$(15)	$25
Foreign exchange forward contracts - Operating expenses	(1)	—	(1)	—
Cross-currency interest rate swap - Operating expenses	—	—	—	1

	$(8)	$9	$(16)	$26

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$(3)	$(2)	$(5)	$(2)

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts - Operating expenses	$5	$(8)	$7	$(10)

For the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

See Note 8 of Notes to Condensed Consolidated Financial Statements for components of comprehensive income, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 6. Share Repurchases

Share repurchases are as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Number of shares repurchased	37.9	—	52.2	0.4
Total cost	$799	$—	$1,095	$5
Average per share cost including commissions	$21.11	$—	$20.98	$11.34

In February 2008, our Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of fiscal 2009. In November 2009, the Board of Directors authorized an additional $500 million for share repurchases, which was fully utilized by March 2010. In connection with these authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During the twenty-six weeks ended July 31, 2010 and August 1, 2009, approximately 0.5 million and 0.1 million shares, respectively, were repurchased for $10 million and $1 million, respectively, from the Fisher family subject to these agreements. There were no shares repurchased from the Fisher family during the thirteen weeks ended July 31, 2010 and August 1, 2009.

In February 2010, we announced that the Board of Directors authorized $1 billion for additional share repurchases, of which $850 million was utilized through July 31, 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million share repurchase program. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

All of the share repurchases were paid for as of July 31, 2010. As of January 30, 2010, all of the share repurchases were paid for except $3 million that was payable to Fisher family members.

Note 7. Share-Based Compensation

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock units	$14	$9	$36	$20
Stock options	3	3	7	3
Employee stock purchase plan	1	1	2	2

Share-based compensation expense	18	13	45	25
Less: Income tax benefit	(8)	(5)	(18)	(10)

Share-based compensation expense, net of tax	$10	$8	$27	$15

Note 8. Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of OCI consist of foreign currency translation gains and losses and changes in the fair value of derivative financial instruments, net of tax.

Comprehensive income, net of tax, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net income	$234	$228	$536	$443
Foreign currency translation	30	50	15	40
Change in fair value of derivative financial instruments, net of tax benefit of $(9), $(20), $(7), and $(11)	(14)	(31)	(13)	(17)
Reclassification adjustment for realized losses (gains) on derivative financial instruments, net of tax benefit (tax) of $3, $(4), $6, and $(10)	5	(5)	10	(16)

Comprehensive income, net of tax	$255	$242	$548	$450

Note 9. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2006. With few exceptions, we are also no longer subject to state, local, or non-U.S. income tax examinations for fiscal years before 2001.

During the thirteen weeks ended May 1, 2010, we filed a U.S. federal income tax accounting method change application. In addition, the Internal Revenue Service (“IRS”) completed its review of the Company’s fiscal 2001 through 2004 federal income tax returns, and refunds from the claims for that period were received in the amount of approximately $74 million during the thirteen weeks ended May 1, 2010. Total gross unrecognized tax benefits decreased approximately $43 million during the thirteen weeks ended May 1, 2010 primarily due to these events.

As of July 31, 2010, we do not anticipate any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

Except as noted below and where required by U.S. tax law, no provision was made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we intend to utilize those earnings in the foreign operations for an indefinite period of time.

During fiscal 2009, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that approximately $200 million was in excess of the amount we expected to utilize in foreign operations for an indefinite period of time, and accordingly, we established a deferred tax liability for U.S. income taxes with respect to such earnings as of January 30, 2010 and recorded related tax expense of $9 million in fiscal 2009. Of the $200 million, $117 million was distributed and repatriated during the thirteen weeks ended May 1, 2010 and $83 million was distributed during the thirteen weeks ended July 31, 2010, which we expect to repatriate by the end of fiscal 2010.

During the twenty-six weeks ended July 31, 2010, we recognized an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

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

Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Weighted-average number of shares - basic	646	697	657	696
Common stock equivalents	5	3	6	3

Weighted-average number of shares - diluted	651	700	663	699

The above computations of weighted-average number of shares - diluted exclude 11 million and 27 million shares related to stock options and other stock awards for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and 7 million and 29 million shares related to stock options and other stock awards for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 11. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of July 31, 2010. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $26 million as of July 31, 2010. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. The carrying amount of the liability related to the guarantees was approximately $1 million as of July 31, 2010.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of July 31, 2010, of which $0.2 million has been cash collateralized. We are currently in the process of winding down our participation in the reinsurance pool. Our maximum exposure and cash-collateralized balance are expected to decrease in the future as our participation in the reinsurance pool diminishes.

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

Note 12. Segment Information

We identify our operating segments according to how our business activities are managed and evaluated. All of our operating segments sell a group of similar products – clothing, accessories, and personal care products. We have two reportable segments:

•

Stores – The Stores reportable segment includes the results of the retail stores for Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because we believe the operating segments have similar economic characteristics.

•

Direct – The Direct operating segment includes the results for each of our web-based brands: gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. The Direct operating segment also includes Athleta’s catalog business. Based on the different distribution method associated with the Direct operating segment, Direct is considered a reportable segment.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended July 31, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$776	$1,145	$496	$—	$2,417	73%
Canada	72	101	43	—	216	7
Europe	152	—	8	8	168	5
Asia	195	—	29	14	238	7
Other regions	—	—	—	20	20	—

Total Stores reportable segment	1,195	1,246	576	42	3,059	92
Direct reportable segment (2)	64	103	30	61	258	8

Total	$1,259	$1,349	$606	$103	$3,317	100%

Sales Growth	—%	1%	5%	39%	2%

($ in millions) 13 Weeks Ended August 1, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$808	$1,147	$483	$—	$2,438	75%
Canada	70	90	33	—	193	6
Europe	154	—	6	6	166	5
Asia	173	—	28	11	212	7
Other regions	—	—	—	12	12	—

Total Stores reportable segment	1,205	1,237	550	29	3,021	93
Direct reportable segment (2)	57	96	26	45	224	7

Total	$1,262	$1,333	$576	$74	$3,245	100%

Sales Growth (Decline)	(10)%	(4)%	(13)%	61%	(7)%

($ in millions) 26 Weeks Ended July 31, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$1,564	$2,308	$964	$—	$4,836	73%
Canada	145	193	84	—	422	6
Europe	308	—	15	19	342	5
Asia	375	—	53	27	455	7
Other regions	—	—	—	38	38	1

Total Stores reportable segment	2,392	2,501	1,116	84	6,093	92
Direct reportable segment (2)	143	225	64	121	553	8

Total	$2,535	$2,726	$1,180	$205	$6,646	100%

Sales Growth	2%	4%	6%	34%	4%

($ in millions) 26 Weeks Ended August 1, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$1,584	$2,257	$929	$—	$4,770	75%
Canada	128	162	62	—	352	5
Europe	289	—	11	13	313	5
Asia	344	—	51	23	418	7
Other regions	—	—	—	28	28	—

Total Stores reportable segment	2,345	2,419	1,053	64	5,881	92
Direct reportable segment (2)	133	212	57	89	491	8

Total	$2,478	$2,631	$1,110	$153	$6,372	100%

Sales Growth (Decline)	(11)%	(4)%	(12)%	74%	(7)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	In July 2010, we began selling products online to customers outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. For the thirteen and twenty-six weeks ended July 31, 2010, there were no material amounts related to online sales outside the U.S. For the thirteen and twenty-six weeks ended August 1, 2009, there were no amounts related to online sales outside the U.S.

(3)	Other includes our wholesale business, franchise business, Piperlime, and Athleta.

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

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Total assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store assets, and prepaid expenses and receivables related to store operations. Total assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of information technology and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets primarily include cash and cash equivalents, short-term investments, the net book value of corporate property and equipment, and tax-related assets.

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Operating income:
Stores	$347	$335	$749	$631
Direct (1)	50	40	122	97

Operating income	$397	$375	$871	$728

($ in millions)	July 31, 2010	January 30, 2010	August 1, 2009
Segment assets:
Stores	$3,245	$3,124	$3,196
Direct	511	488	487
Unallocated	3,552	4,373	4,022

Total assets	$7,308	$7,985	$7,705

(1)	Included in Direct’s operating income is $12 million of net allocated corporate expenses for each of the thirteen weeks ended July 31, 2010 and August 1, 2009 and $23 million of net allocated corporate expenses for each of the twenty-six weeks ended July 31, 2010 and August 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) expected amortization expense for intangible assets; (ii) the expected change in unrecognized tax benefits; (iii) intentions with respect to undistributed earnings of foreign subsidiaries; (iv) the maximum potential amount of future lease payments under assigned leases; (v) the impact of losses under contractual indemnifications; (vi) the maximum exposure and cash collateralized balance for the Company’s reinsurance pool in future periods; (vii) the outcome of proceedings, lawsuits, disputes and claims; (viii) improving our sales trend while delivering healthy margins; (ix) maintaining a focus on cost management and return on invested capital; (x) generating strong free cash flow and returning excess cash to shareholders; (xi) investing in the future while delivering earnings growth; (xii) opening Gap stores in China and Italy; (xiii) expanding Banana Republic in Europe; (xiv) opening additional outlet stores in Canada, Europe, and Asia; (xv) introducing online shopping to customers in other countries such as Canada, China, and select European and other countries; (xvi) effective tax rate for fiscal 2010; (xvii) cash balances and cash flows being sufficient to support operations, including growth initiatives, capital expenditures, and dividends for the foreseeable future; (xviii) capital expenditures in fiscal 2010; (xix) store openings and closings in fiscal 2010; (xx) net square footage change in fiscal 2010; and (xxi) dividends in fiscal 2010.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the risk that changes in general economic conditions or consumer spending patterns will have a negative impact on our financial performance or strategies; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations and renewing or modifying leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating, and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs, structure, and access to capital in future periods; the risk that changes to our information technology systems may disrupt our operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations; the risk that our efforts to expand internationally may not be successful and could impair the value of our brands; the risk that acts or omissions by our third-party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations; the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations; the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 9, 2010, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

OUR BUSINESS

We are a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our U.S. customers can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. Beginning in July 2010, our international customers in select countries can now shop online at gap.com,

oldnavy.com, bananarepublic.com, and piperlime.com. In August 2010, we introduced online shopping at athleta.com to our international customers in select countries. Beginning in August 2010, our international customers in Canada can now shop online at gapcanada.ca, oldnavy.ca, and bananarepublic.ca and our international customers in the United Kingdom can now shop online at gap.eu and bananarepublic.eu. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

OVERVIEW

Financial highlights for the second quarter of fiscal 2010 include the following:

•

Net sales for the second quarter of fiscal 2010 were $3.32 billion compared with $3.25 billion for the second quarter of fiscal 2009, and comparable store sales for the second quarter of fiscal 2010 increased 1 percent compared with a decrease of 8 percent for the second quarter of fiscal 2009.

•

Direct sales for the second quarter of fiscal 2010 increased 15 percent to $258 million compared with $224 million for the second quarter of fiscal 2009. Our Direct reportable segment includes sales for each of our web-based brands and Athleta catalog sales.

•	Gross profit for the second quarter of fiscal 2010 was $1.31 billion compared with $1.29 billion for the second quarter of fiscal 2009.

•	Operating margin for the second quarter of fiscal 2010 was 12.0 percent compared with 11.6 percent for the second quarter of fiscal 2009.

•

Net income for the second quarter of fiscal 2010 was $234 million, or $0.36 per share on a diluted basis, compared with $228 million, or $0.33 per share on a diluted basis, for the second quarter of fiscal 2009.

•

During the first half of fiscal 2010, we generated free cash flow of $292 million compared with free cash flow of $589 million for the first half of fiscal 2009. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Our business and financial priorities for fiscal 2010 are as follows:

•	consistently delivering product that aligns with our target customers, with an overall objective of improving our sales trend while delivering healthy margins;

•	maintaining a focus on cost management and return on invested capital;

•	generating strong free cash flow and returning excess cash to shareholders; and

•	investing in the future while delivering earnings growth.

As we continue to focus on growing sales in North America in fiscal 2010, we also plan to expand internationally through the following:

•	opening our first Company-owned Gap stores in China and Italy;

•	expanding Banana Republic in Europe;

•	opening additional outlet stores in Canada, Europe, and Asia; and

•	introducing our online shopping experience to customers in other countries such as Canada, China, and select European and other countries.

RESULTS OF OPERATIONS

Net Sales

Net sales primarily consist of retail sales, online sales, wholesale and franchise revenues, and shipping fees received from customers for delivery of merchandise.

See Item 1, Financial Statements, Note 12 of Notes to Condensed Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Gap North America	(4)%	(10)%	(1)%	(11)%
Old Navy North America	2%	(4)%	4%	(4)%
Banana Republic North America	3%	(15)%	4%	(14)%
International	3%	(5)%	2%	(5)%
The Gap, Inc.	1%	(8)%	3%	(8)%

Only the Company-owned stores are included in the calculation of comparable store sales. The comparable store sales calculation excludes sales from our online and catalog businesses and wholesale and franchise businesses. Gap and Banana Republic outlet comparable store sales are reflected within the respective results of each brand.

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

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales per average square foot (1)	$78	$76	$155	$148

(1)	Excludes net sales associated with our online and catalog businesses and wholesale and franchise businesses.

Store count, openings, closings, and square footage for our Company-owned stores are as follows:

	January 30, 2010	26 Weeks Ended July 31, 2010		July 31, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,152	1	21	1,132	11.4
Gap Europe	178	7	5	180	1.6
Gap Asia	120	4	1	123	1.1
Old Navy North America	1,039	6	10	1,035	19.3
Banana Republic North America	576	—	1	575	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	1	—	4	—

Total	3,095	19	38	3,076	38.5

Decrease over prior year				(2.2)%	(2.3)%

	January 31, 2009	26 Weeks Ended August 1, 2009		August 1, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,193	4	18	1,179	11.7
Gap Europe	173	6	—	179	1.5
Gap Asia	113	3	—	116	1.1
Old Navy North America	1,067	2	7	1,062	20.0
Banana Republic North America	573	8	2	579	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	—	—	3	—

Total	3,149	23	27	3,145	39.4

Decrease over prior year				(0.8)%	(0.5)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, and the Middle East. There were 151 and 124 franchise stores open as of July 31, 2010 and August 1, 2009, respectively.

Net Sales Discussion

Our net sales for the second quarter of fiscal 2010 increased $72 million, or 2 percent, compared with the prior year comparable period due to an increase in net sales of $38 million related to our Stores reportable segment and an increase in net sales of $34 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the second quarter of fiscal 2010 increased $38 million, or 1 percent, compared with the prior year comparable period. The increase was primarily due to an increase in comparable store sales of 1 percent for the second quarter of fiscal 2010 compared with the prior year and the favorable impact of foreign exchange of $18 million. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2009 were translated at exchange rates applicable during the second quarter of fiscal 2010.

•

For the Direct reportable segment, our net sales for the second quarter of fiscal 2010 increased $34 million, or 15 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands, primarily Piperlime and Athleta.

Our net sales for the first half of fiscal 2010 increased $274 million, or 4 percent, compared with the prior year comparable period due to an increase in net sales of $212 million related to our Stores reportable segment and an increase in net sales of $62 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the first half of fiscal 2010 increased $212 million, or 4 percent, compared with the prior year comparable period. The increase was primarily due to an increase in comparable store sales of 3 percent for the first half of fiscal 2010 compared with the prior year comparable period and the favorable impact of foreign exchange of $72 million. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2009 were translated at exchange rates applicable during the first half of fiscal 2010.

•

For the Direct reportable segment, our net sales for the first half of fiscal 2010 increased $62 million, or 13 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands, primarily Piperlime and Athleta.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Cost of goods sold and occupancy expenses	$2,003	$1,957	$3,931	$3,845
Gross profit	$1,314	$1,288	$2,715	$2,527
Cost of goods sold and occupancy expenses as a percentage of net sales	60.4%	60.3%	59.1%	60.3%
Gross margin	39.6%	39.7%	40.9%	39.7%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 0.1 percentage points in the second quarter of fiscal 2010 compared with the prior year comparable period.

Cost of goods sold increased $49 million, or 0.5 percentage points as a percentage of net sales, in the second quarter of fiscal 2010 compared with the prior year comparable period. The increase as a percentage of net sales was primarily driven by lower margins for both regular price and marked down merchandise.

Occupancy expenses decreased $3 million, or 0.4 percentage points as a percentage of net sales, in the second quarter of fiscal 2010 compared with the prior year comparable period. The decrease in occupancy expenses was primarily driven by reduced expenses due to store closures and fully depreciated assets, partially offset by higher expenses due to store remodels and the unfavorable impact of foreign exchange of $2 million.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.2 percentage points in the first half of fiscal 2010 compared with the prior year comparable period.

Cost of goods sold increased $82 million, but decreased 0.5 percentage points as a percentage of net sales, in the first half of fiscal 2010 compared with the prior year comparable period. The decrease in cost of goods sold as a percentage of net sales was primarily driven by a decrease in selling at markdown.

Occupancy expenses increased $4 million, but decreased 0.7 percentage points as a percentage of net sales, in the first half of fiscal 2010 compared with the prior year comparable period. The increase in occupancy expenses was primarily driven by the unfavorable impact of foreign exchange of $14 million and higher expenses due to store remodels, partially offset by reduced expenses due to store closures and fully depreciated assets.

Operating Expenses

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Operating expenses	$917	$913	$1,844	$1,799
Operating expenses as a percentage of net sales	27.6%	28.1%	27.7%	28.2%
Operating margin	12.0%	11.6%	13.1%	11.4%

Operating expenses increased $4 million, but decreased 0.5 percentage points as a percentage of net sales, in the second quarter of fiscal 2010 compared with the prior year comparable period. The decrease in operating expenses as a percentage of net sales was mainly due to higher net sales without a corresponding increase in operating expenses, demonstrating our focus on cost management.

Operating expenses increased $45 million, but decreased 0.5 percentage points as a percentage of net sales, in the first half of fiscal 2010 compared with the prior year comparable period. The increase in operating expenses was mainly due to higher marketing expenses, primarily for Old Navy, Piperlime, and Athleta, and increased expenses as a result of Old Navy store remodels, partially offset by a decrease in bonus expense.

Interest Expense

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest expense (reversal)	$1	$1	$(9)	$3

Interest expense for the first half of fiscal 2010 includes an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Interest Income

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Interest income	$(2)	$(2)	$(3)	$(4)

Interest income is earned on our cash and cash equivalents and investments. The decrease in interest income for the first half of fiscal 2010 compared with the prior year comparable period was primarily due to lower interest rates.

Income Taxes

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Income taxes	$164	$148	$347	$286
Effective tax rate	41.2%	39.4%	39.3%	39.2%

The increase in the effective tax rate for the second quarter and first half of fiscal 2010 compared with the prior year comparable periods was primarily due to the tax impact of the expected valuation allowances to be recorded for projected losses in China and Italy and requisite tax adjustments pertaining to dividends received from Canada. We currently expect the fiscal 2010 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, and the potential resolution of outstanding tax contingencies.

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

As of July 31, 2010, cash and cash equivalents and short-term investments were $1.70 billion, with no debt outstanding. Our cash flow generation and cash position remain strong. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives, planned capital expenditures, and dividend payments for the foreseeable future. We are also able to supplement near-term liquidity, if necessary, with our existing $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the first half of fiscal 2010 decreased $180 million compared with the prior year comparable period, primarily due to the following:

•	an increase in inventory purchases in the first half of fiscal 2010 compared with the first half of fiscal 2009; and

•	an increase in income tax payments in the first half of fiscal 2010 compared with the first half of fiscal 2009; offset by

•	an increase in net income in the first half of fiscal 2010 compared with the first half of fiscal 2009.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily the result of proceeds from maturities of investments. Net cash used for investing activities during the first half of fiscal 2010 increased $165 million compared with the prior year comparable period, primarily due to the following:

•	$117 million more purchases of property and equipment in the first half of fiscal 2010 compared with the first half of fiscal 2009; and

•	$25 million more net purchases of short-term investments in the first half of fiscal 2010 compared with the first half of fiscal 2009.

For fiscal 2010, we expect capital expenditures to be about $575 million. We expect to open about 65 new store locations and close about 110 store locations in fiscal 2010. As a result, we expect net square footage to decrease about 3 percent for fiscal 2010.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows typically consist of proceeds from share-based compensation, net of withholding tax payments. Net cash used for financing activities during the first half of fiscal 2010 increased $962 million compared with the prior year comparable period, primarily due to an increase of $1.05 billion in repurchases of common stock in the first half of fiscal 2010 compared with the first half of fiscal 2009.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 31, 2010	August 1, 2009
Net cash provided by operating activities	$540	$720
Less: Purchases of property and equipment	(248)	(131)

Free cash flow	$292	$589

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. Virtually all of our merchandise vendors are on open account payment terms. As of July 31, 2010, our letter of credit agreements consisted of two separate $100 million, three-year, unsecured committed letter of credit agreements with two separate banks, for a total aggregate availability of $200 million with an expiration date of May 2011. As of July 31, 2010, we had $0.2 million in trade letters of credit issued under these letter of credit agreements.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of July 31, 2010, there were no borrowings under the Facility. The net availability of the Facility, reflecting $49 million of outstanding standby letters of credit, was $451 million as of July 31, 2010.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.20 per share and $0.17 per share during the first half of fiscal 2010 and 2009, respectively. We intend to increase our annual dividend, which was $0.34 per share for fiscal 2009, to $0.40 per share for fiscal 2010.

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

In February 2010, we announced that the Board of Directors authorized $1 billion for additional share repurchases, of which $850 million was utilized through July 31, 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million share repurchase program. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

During the first half of fiscal 2010, we repurchased approximately 52 million shares for $1.10 billion, including commissions, at an average price per share of $20.98. Approximately 0.5 million of these shares were repurchased for $10 million from the Fisher family.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 30, 2010, other than those which occur in the normal course of business. See Item 1, Financial Statements, Note 11 of Notes to Condensed Consolidated Financial Statements for disclosures on commitments and contingencies.

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

Our market risk profile as of July 31, 2010 has not significantly changed since January 30, 2010. Our market risk profile as of January 30, 2010 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for disclosures on our investments and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 31, 2010 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 2 - May 29)	10,927,473	$22.02	10,927,473	$709 million
Month #2 (May 30 - July 3)	23,043,075	$20.99	23,043,075	$225 million
Month #3 (July 4 - July 31)	3,904,658	$19.23	3,904,658	$150 million

Total	37,875,206		37,875,206

(1)	On February 25, 2010, we announced that our Board of Directors approved $1 billion for share repurchases. On August 19, 2010, we announced that our Board of Directors approved an additional $750 million share repurchase program. These authorizations have no expiration date.

Item 6.	Exhibits.

10.1*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer.

10.2*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer.

10.3*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer

10.4*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer.

10.5*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer.

10.6*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer.

10.7	Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 18, 2010, Commission File No. 1-7562.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6 do not represent new agreements. The Registrant is re-filing these exhibits to include attachments to the exhibits that were not previously filed.

^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: September 9, 2010	By	/s/ Glenn K. Murphy
Glenn K. Murphy Chairman and Chief Executive Officer

Date: September 9, 2010	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer.

10.2*	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer.

10.3*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Bank of America, N.A., as LC Issuer.

10.4*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and JPMorgan Chase Bank, as LC Issuer.

10.5*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer.

10.6*	364-Day LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer.

10.7	Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 18, 2010, Commission File No. 1-7562.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, and 10.6 do not represent new agreements. The Registrant is re-filing these exhibits to include attachments to the exhibits that were not previously filed.

^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.