Form 10-Q
period 2010-10-30
GAP INC
filed 2010-12-08
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of November 30, 2010 was 614,360,393.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$1,403	$2,348	$2,173
Short-term investments	251	225	225
Merchandise inventory	2,160	1,477	1,999
Other current assets	663	614	657

Total current assets	4,477	4,664	5,054
Property and equipment, net of accumulated depreciation of $5,021, $4,799, and $4,733	2,587	2,628	2,717
Other long-term assets	664	693	659

Total assets	$7,728	$7,985	$8,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,438	$1,027	$1,418
Accrued expenses and other current liabilities	963	1,063	1,050
Income taxes payable	11	41	6

Total current liabilities	2,412	2,131	2,474

Lease incentives and other long-term liabilities	972	963	975

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 616, 676, and 695 shares	55	55	55
Additional paid-in capital	2,939	2,935	2,922
Retained earnings	11,462	10,815	10,519
Accumulated other comprehensive income	183	155	153
Treasury stock, at cost (490, 430, and 411 shares)	(10,295)	(9,069)	(8,668)

Total stockholders’ equity	4,344	4,891	4,981

Total liabilities and stockholders’ equity	$7,728	$7,985	$8,430

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	$3,654	$3,589	$10,300	$9,961
Cost of goods sold and occupancy expenses	2,149	2,065	6,080	5,910

Gross profit	1,505	1,524	4,220	4,051
Operating expenses	1,001	1,024	2,845	2,823

Operating income	504	500	1,375	1,228
Interest expense (reversal)	3	1	(6)	4
Interest income	(1)	(1)	(4)	(5)

Income before income taxes	502	500	1,385	1,229
Income taxes	199	193	546	479

Net income	$303	$307	$839	$750

Weighted-average number of shares - basic	622	698	646	697
Weighted-average number of shares - diluted	626	704	651	701

Earnings per share - basic	$0.49	$0.44	$1.30	$1.08
Earnings per share - diluted	$0.48	$0.44	$1.29	$1.07

Cash dividends declared and paid per share	$0.100	$0.085	$0.300	$0.255

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009
Cash flows from operating activities:
Net income	$839	$750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	492	491
Amortization of lease incentives	(63)	(60)
Share-based compensation	61	48
Tax benefit from exercise of stock options and vesting of stock units	8	(5)
Excess tax benefit from exercise of stock options and vesting of stock units	(9)	(3)
Non-cash and other items	36	(61)
Deferred income taxes	(2)	1
Changes in operating assets and liabilities:
Merchandise inventory	(666)	(478)
Other current assets and other long-term assets	(31)	116
Accounts payable	383	419
Accrued expenses and other current liabilities	(178)	(66)
Income taxes payable, net of prepaid and other tax-related items	17	(3)
Lease incentives and other long-term liabilities	49	3

Net cash provided by operating activities	936	1,152

Cash flows from investing activities:
Purchases of property and equipment	(413)	(221)
Purchases of short-term investments	(450)	(250)
Maturities of short-term investments	425	25
Change in restricted cash	4	19
Change in other long-term assets	(1)	—

Net cash used for investing activities	(435)	(427)

Cash flows from financing activities:
Payment of long-term debt	—	(50)
Proceeds from issuance of short-term debt	3	—
Proceeds from share-based compensation, net of withholding tax payments	62	47
Repurchases of common stock	(1,352)	(106)
Excess tax benefit from exercise of stock options and vesting of stock units	9	3
Cash dividends paid	(192)	(178)

Net cash used for financing activities	(1,470)	(284)

Effect of foreign exchange rate fluctuations on cash	24	17

Net increase (decrease) in cash and cash equivalents	(945)	458
Cash and cash equivalents at beginning of period	2,348	1,715

Cash and cash equivalents at end of period	$1,403	$2,173

Non-cash investing activities:
Purchases of property and equipment, not yet paid at end of period	$54	$52

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1	$2
Cash paid for income taxes during the period	$526	$492

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of October 30, 2010 and October 31, 2009, the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of October 30, 2010 and October 31, 2009 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2010 has been derived from our audited financial statements.

Beginning July 31, 2010, we included restricted cash in other current assets in the Condensed Consolidated Balance Sheets. Accordingly, restricted cash of $18 million and $21 million as of January 30, 2010 and October 31, 2009, respectively, have been included in other current assets to conform to the current period presentation.

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

The results of operations for the thirteen and thirty-nine weeks ended October 30, 2010 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 29, 2011.

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

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	October 30, 2010	January 30, 2010	October 31, 2009
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(11)	(8)	(7)

Intangible assets subject to amortization, net	$4	$7	$8

All of the assets above have been allocated to the Direct reportable segment.

During the thirteen and thirty-nine weeks ended October 30, 2010, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years. Amortization expense for intangible assets subject to amortization was $1 million for each of the thirteen weeks ended October 30, 2010 and October 31, 2009 and $3 million and $5 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, and is recorded in operating expenses in the Condensed Consolidated Statements of Income. For the remainder of fiscal 2010, we expect amortization expense for intangible assets subject to amortization to be $1 million.

As of October 30, 2010, future amortization expense for intangible assets subject to amortization is $2 million and $1 million for fiscal 2011 and 2012, respectively. Subsequent to fiscal 2012, there will be no amortization expense for existing intangible assets subject to amortization.

Note 4. Fair Value Measurements

Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. There were no transfers into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended October 30, 2010.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis are as follows:

	October 30, 2010	Fair Value Measurements at Reporting Date Using
($ in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$4	$—	$4	$—
Deferred compensation plan assets	26	26	—	—

Total	$30	$26	$4	$—

Liabilities:
Derivative financial instruments	$56	$—	$56	$—

	January 30, 2010	Fair Value Measurements at Reporting Date Using
($ in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$9	$—	$9	$—
Deferred compensation plan assets	21	21	—	—

Total	$30	$21	$9	$—

Liabilities:
Derivative financial instruments	$27	$—	$27	$—

	October 31, 2009	Fair Value Measurements at Reporting Date Using
($ in millions)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative financial instruments	$7	$—	$7	$—
Deferred compensation plan assets	24	24	—	—

Total	$31	$24	$7	$—

Liabilities:
Derivative financial instruments	$41	$—	$41	$—

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

There were no material impairment charges recorded for long-lived assets for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009.

We review the carrying value of goodwill and the trade name for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The impairment review of goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed our reporting unit of goodwill to be an operating segment, Direct, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The fair value of the reporting unit used to test goodwill for impairment is estimated using the income approach.

The trade name is considered impaired if the estimated fair value of the trade name is less than the carrying value. If the trade name is considered impaired, we recognize a loss equal to the difference between the carrying value and the estimated fair value of the trade name. The fair value of the trade name is determined using the relief from royalty method.

There were no impairment charges recorded for goodwill or the trade name for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009.

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

There were no material amounts recorded in income for the thirteen and thirty-nine weeks ended October 30, 2010 or October 31, 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in income for the thirteen and thirty-nine weeks ended October 30, 2010 or October 31, 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts

As of October 30, 2010, January 30, 2010, and October 31, 2009, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	October 30, 2010	January 30, 2010	October 31, 2009
U.S. dollars	$1,053	$671	$806
British pounds	£49	£21	£25

As of October 30, 2010, January 30, 2010, and October 31, 2009, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the following notional amounts:

(notional amounts in millions)	October 30, 2010		January 30, 2010		October 31, 2009
Japanese yen		¥—		¥2,000		¥—
Canadian dollars	C$	—	C$	81	C$	—

As of October 30, 2010, January 30, 2010, and October 31, 2009, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	October 30, 2010	January 30, 2010	October 31, 2009
U.S. dollars	$20	$24	$41
British pounds	£—	£2	£—
Japanese yen	¥3,238	¥3,238	¥4,661

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of October 30, 2010, January 30, 2010, or October 31, 2009.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	October 30, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$2	Accrued expenses and other current liabilities	$38
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	11

Total derivatives designated as cash flow hedges		2		49

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	7
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		7

Total derivative instruments		$4		$56

	January 30, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$5	Accrued expenses and other current liabilities	$23
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		6		23

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		2		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		1		4

Total derivative instruments		$9		$27

	October 31, 2009
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$4	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	5

Total derivatives designated as cash flow hedges		5		35

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	6
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		6

Total derivative instruments		$7		$41

Substantially all of the unrealized gains and losses from designated cash flow hedges as of October 30, 2010 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of October 30, 2010 shown above.

See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on other comprehensive income (“OCI”) and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(37)	$(9)	$(57)	$(40)
Cross-currency interest rate swap	—	—	—	3

	$(37)	$(9)	$(57)	$(37)

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts - Cost of good sold and occupancy expenses	$(7)	$(4)	$(22)	$22
Foreign exchange forward contracts - Operating expenses	(2)	(1)	(3)	(2)
Cross-currency interest rate swap - Operating expenses	—	—	—	1

	$(9)	$(5)	$(25)	$21

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$—	$—	$(5)	$(2)

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts - Operating expenses	$(2)	$42	$5	$32

For the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

See Note 8 of Notes to Condensed Consolidated Financial Statements for components of comprehensive income, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 6. Share Repurchases

Share repurchases are as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Number of shares repurchased	15.1	4.1	67.3	4.5
Total cost	$263	$91	$1,358	$96
Average per share cost including commissions	$17.46	$22.42	$20.19	$21.44

In February 2008, our Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of fiscal 2009. In November 2009, the Board of Directors authorized an additional $500 million for share repurchases, which was fully utilized by the end of March 2010. In connection with these authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During the thirty-nine weeks ended October 30, 2010, approximately 0.5 million shares were repurchased for $10 million from the Fisher family subject to these agreements. During the thirteen and thirty-nine weeks ended October 31, 2009, approximately 0.6 million and 0.7 million shares, respectively, were repurchased for $14 million and $15 million, respectively, from the Fisher family subject to these agreements.

In February 2010, we announced that the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of August 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million share repurchase program, of which $113 million was utilized through October 30, 2010. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

All except $9 million of total share repurchases were paid for as of October 30, 2010. As of January 30, 2010, all of the share repurchases were paid for except $3 million that was payable to Fisher family members. All except $31 million of total share repurchases were paid for as of October 31, 2009, of which $14 million was payable to Fisher family members.

Note 7. Share-Based Compensation

Total share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock units	$12	$18	$48	$38
Stock options	3	4	10	7
Employee stock purchase plan	1	1	3	3

Share-based compensation expense	16	23	61	48
Less: Income tax benefit	(6)	(9)	(24)	(19)

Share-based compensation expense, net of tax	$10	$14	$37	$29

Note 8. Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of OCI consist of foreign currency translation gains and losses, changes in the fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Comprehensive income, net of tax, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net income	$303	$307	$839	$750
Foreign currency translation	32	26	47	66
Change in fair value of derivative financial instruments, net of tax benefit of $(15), $(3), $(22), and $(14)	(22)	(6)	(35)	(23)
Reclassification adjustment for realized losses (gains) on derivative financial instruments, net of tax benefit (tax) of $3, $2, $9, and $(8)	6	3	16	(13)

Comprehensive income, net of tax	$319	$330	$867	$780

Note 9. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2007. With few exceptions, we are also no longer subject to state, local, or non-U.S. income tax examinations for fiscal years before 2001.

During the thirteen weeks ended May 1, 2010, we filed a U.S. federal income tax accounting method change application. In addition, the Internal Revenue Service (“IRS”) completed its review of the Company’s fiscal 2001 through 2004 federal income tax returns, and refunds from the claims for that period were received in the amount of approximately $74 million during the thirteen weeks ended May 1, 2010. Total gross unrecognized tax benefits decreased approximately $43 million during the thirteen weeks ended May 1, 2010, primarily due to these events.

As of October 30, 2010, we do not anticipate any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

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

During the thirty-nine weeks ended October 30, 2010, we recognized an interest expense reversal of $11 million resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Note 10. Earnings Per Share

Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Weighted-average number of shares - basic	622	698	646	697
Common stock equivalents	4	6	5	4

Weighted-average number of shares - diluted	626	704	651	701

The above computations of weighted-average number of shares – diluted exclude 17 million and 16 million shares related to stock options and other stock awards for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively, and 11 million and 26 million shares related to stock options and other stock awards for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 11. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of October 30, 2010. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $24 million as of October 30, 2010. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. The carrying amount of the liability related to the guarantees was approximately $1 million as of October 30, 2010.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of October 30, 2010. We are currently in the process of winding down our participation in the reinsurance pool, and our maximum exposure is expected to decrease in the future as our participation diminishes.

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

•

Direct – The Direct operating segment includes the results for our web-based brands, both domestic and international. The Direct operating segment also includes Athleta’s catalog business. Due to the different distribution method associated with the Direct operating segment, Direct is considered a reportable segment.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended October 30, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$892	$1,196	$501	$—	$2,589	71%
Canada	95	111	48	—	254	7
Europe	180	—	9	16	205	6
Asia	197	—	28	15	240	7
Other regions	—	—	—	24	24	—

Total Stores reportable segment	1,364	1,307	586	55	3,312	91
Direct reportable segment (2)	102	147	37	56	342	9

Total	$1,466	$1,454	$623	$111	$3,654	100%

Sales Growth (Decline)	3%	(1)%	3%	35%	2%

($ in millions) 13 Weeks Ended October 31, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$897	$1,240	$495	$—	$2,632	73%
Canada	90	107	46	—	243	7
Europe	176	—	6	13	195	6
Asia	172	—	24	12	208	6
Other regions	—	—	—	13	13	—

Total Stores reportable segment	1,335	1,347	571	38	3,291	92
Direct reportable segment (2)	93	128	33	44	298	8

Total	$1,428	$1,475	$604	$82	$3,589	100%

Sales Growth (Decline)	(5)%	8%	(4)%	26%	1%

($ in millions) 39 Weeks Ended October 30, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$2,456	$3,504	$1,465	$—	$7,425	72%
Canada	240	304	132	—	676	7
Europe	488	—	24	35	547	5
Asia	572	—	81	42	695	7
Other regions	—	—	—	62	62	—

Total Stores reportable segment	3,756	3,808	1,702	139	9,405	91
Direct reportable segment (2)	245	372	101	177	895	9

Total	$4,001	$4,180	$1,803	$316	$10,300	100%

Sales Growth	2%	2%	5%	34%	3%

($ in millions) 39 Weeks Ended October 31, 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$2,481	$3,497	$1,424	$—	$7,402	74%
Canada	218	269	108	—	595	6
Europe	465	—	17	26	508	5
Asia	516	—	75	35	626	6
Other regions	—	—	—	41	41	1

Total Stores reportable segment	3,680	3,766	1,624	102	9,172	92
Direct reportable segment (2)	226	340	90	133	789	8

Total	$3,906	$4,106	$1,714	$235	$9,961	100%

Sales Growth (Decline)	(9)%	—%	(9)%	54%	(5)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	In July 2010, we began selling products online to customers in select countries outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. In August 2010, we began selling products online to customers in select countries outside the U.S. utilizing our own logistics and fulfillment capabilities. For the thirteen and thirty-nine weeks ended October 31, 2009, there were no amounts related to online sales outside the U.S.

(3)	Other includes our wholesale business, franchise business, Piperlime, and Athleta.

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

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Operating income:
Stores	$420	$425	$1,169	$1,056
Direct (1)	84	75	206	172

Operating income	$504	$500	$1,375	$1,228

($ in millions)	October 30, 2010	January 30, 2010	October 31, 2009
Segment assets:
Stores	$3,828	$3,124	$3,742
Direct	549	488	505
Unallocated	3,351	4,373	4,183

Total assets	$7,728	$7,985	$8,430

(1)	Included in Direct’s operating income is $15 million of net allocated corporate expenses for each of the thirteen weeks ended October 30, 2010 and October 31, 2009 and $38 million of net allocated corporate expenses for each of the thirty-nine weeks ended October 30, 2010 and October 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding: (i) expected amortization expense for intangible assets; (ii) income recognition of unrealized gains and losses from designated cash flow hedges; (iii) the expected change in unrecognized tax benefits; (iv) distributions and repatriations of earnings from foreign subsidiaries; (v) the maximum potential amount of future lease payments under assigned leases; (vi) the impact of losses under contractual indemnifications; (vii) the maximum exposure for our reinsurance pool in future periods; (viii) the outcome of proceedings, lawsuits, disputes and claims; (ix) improving our sales trend while delivering healthy margins; (x) maintaining a focus on cost management and return on invested capital; (xi) generating strong free cash flow and returning excess cash to shareholders; (xii) investing in the future while delivering earnings per share growth; (xiii) opening additional outlet stores in Canada, Europe, and Asia; (xiv) continuing to open franchise stores worldwide; (xv) offering our online shopping experience to customers in Canada, China, and select European and other countries; (xvi) effective tax rate for fiscal 2010; (xvii) cash balances and cash flows being sufficient to support operations, including growth initiatives, capital expenditures, and dividends for the foreseeable future; (xviii) capital expenditures in fiscal 2010; (xix) store openings and closings in fiscal 2010; (xx) net square footage change in fiscal 2010; (xxi) dividends in fiscal 2010; and (xxii) the impact of changes in internal controls.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following: the risk that the adoption of new accounting pronouncements will impact future results; the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences; the risk that changes in general economic conditions or consumer spending patterns will have a negative impact on our financial performance or strategies; the highly competitive nature of our business in the United States and internationally and our dependence on consumer spending patterns, which are influenced by numerous other factors; the risk that we will be unsuccessful in identifying and negotiating new store locations and renewing or modifying leases for existing store locations effectively; the risk that comparable store sales and margins will experience fluctuations; the risk that we will be unsuccessful in implementing our strategic, operating, and people initiatives; the risk that adverse changes in our credit ratings may have a negative impact on our financing costs, structure, and access to capital in future periods; the risk that changes to our information technology systems may disrupt our operations; the risk that trade matters, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations; the risk that our efforts to expand internationally may not be successful and could impair the value of our brands; the risk that our franchisees will be unable to successfully open, operate, and grow our franchised stores; the risk that acts or omissions by our third-party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations; the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations; the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; any of which could impact net sales, expenses, and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 8, 2010, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

OUR BUSINESS

We are a global specialty retailer offering clothing, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We operate Company-owned stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan, and beginning in November 2010, China and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel, purchased from us, under our brand names. In addition, our customers in the U.S. and select international countries can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. Beginning in the third quarter of fiscal 2010, our customers in Canada can now shop online at gapcanada.ca, oldnavy.ca, and bananarepublic.ca, and our customers in the United Kingdom and select European countries can now shop online at gap.eu and bananarepublic.eu. In November 2010, we introduced online shopping to our customers in China at gap.cn. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

OVERVIEW

Financial highlights for the third quarter of fiscal 2010 include the following:

•

Net sales for the third quarter of fiscal 2010 increased 2 percent to $3.65 billion compared with $3.59 billion for the third quarter of fiscal 2009, and third quarter comparable store sales were flat for both fiscal years 2010 and 2009.

•

Direct sales for the third quarter of fiscal 2010 increased 15 percent to $342 million compared with $298 million for the third quarter of fiscal 2009. Our Direct reportable segment includes sales for each of our web-based brands and Athleta catalog sales.

•

Gross margin for the third quarter of fiscal 2010 was 41.2 percent compared with 42.5 percent for the third quarter of fiscal 2009. Cost of goods sold as a percentage of net sales for the third quarter of fiscal 2010 increased 1.8 percentage points compared with the third quarter of fiscal 2009. Occupancy expenses as a percentage of net sales for the third quarter of fiscal 2010, however, decreased 0.5 percentage points compared with the third quarter of fiscal 2009.

•	Operating income for the third quarter of fiscal 2010 was $504 million compared with $500 million for the third quarter of fiscal 2009.

•

Net income for the third quarter of fiscal 2010 decreased to $303 million compared with $307 million for the third quarter of fiscal 2009 due to an increase in the effective tax rate; however, diluted earnings per share increased to $0.48 for the third quarter of fiscal 2010 compared with $0.44 for the third quarter of fiscal 2009, driven by our share repurchase activities.

•

During the thirty-nine weeks ended October 30, 2010, we generated free cash flow of $523 million compared with free cash flow of $931 million for the thirty-nine weeks ended October 31, 2009. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Our business and financial priorities for the remainder of fiscal 2010 are as follows:

•	consistently delivering product that aligns with our target customers, with an overall objective of improving our sales trend while delivering healthy margins;

•	maintaining a focus on cost management and return on invested capital;

•	generating strong free cash flow and returning excess cash to shareholders; and

•	investing in the future while delivering earnings per share growth.

As we continue to focus on growing sales in North America in fiscal 2010, we plan to continue expanding internationally through the following:

•	opening additional outlet stores in Canada, Europe, and Asia;

•	continuing to open franchise stores worldwide; and

•	offering our online shopping experience to customers in Canada, China, and select European and other countries.

RESULTS OF OPERATIONS

Net Sales

Net sales primarily consist of retail sales, online sales, wholesale and franchise revenues, and shipping fees received from customers for delivery of merchandise.

See Item 1, Financial Statements, Note 12 of Notes to Condensed Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Store Sales

The percentage change in comparable store sales by brand and region and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Gap North America	1%	(7)%	—%	(10)%
Old Navy North America	(2)%	10%	2%	1%
Banana Republic North America	1%	(6)%	3%	(11)%
International	3%	(6)%	2%	(5)%
The Gap, Inc.	—%	—%	2%	(5)%

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

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales per average square foot (1)	$85	$82	$240	$230

(1)	Excludes net sales associated with our online, catalog, wholesale, and franchise businesses.

Store count, openings, closings, and square footage for our Company-owned stores are as follows:

	January 30, 2010	39 Weeks Ended October 30, 2010		October 30, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)

Gap North America	1,152	7	32	1,127	11.2
Gap Europe	178	11	5	184	1.6
Gap Asia	120	8	2	126	1.2
Old Navy North America	1,039	11	14	1,036	19.3
Banana Republic North America	576	4	3	577	4.9
Banana Republic Asia	27	1	—	28	0.2
Banana Republic Europe	3	2	1	4	—

Total	3,095	44	57	3,082	38.4

Decrease over prior year				(1.9)%	(2.5)%

	January 31, 2009	39 Weeks Ended October 31, 2009		October 31, 2009
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)

Gap North America	1,193	7	27	1,173	11.7
Gap Europe	173	8	1	180	1.6
Gap Asia	113	7	—	120	1.1
Old Navy North America	1,067	2	10	1,059	19.9
Banana Republic North America	573	12	3	582	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	—	1	2	—

Total	3,149	36	42	3,143	39.4

Decrease over prior year				(1.5)%	(1.3)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, and the Middle East. There were 165 and 133 franchise stores open as of October 30, 2010 and October 31, 2009, respectively.

Net Sales Discussion

Our net sales for the third quarter of fiscal 2010 increased $65 million, or 2 percent, compared with the prior year comparable period due to an increase in net sales of $21 million related to our Stores reportable segment and an increase in net sales of $44 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the third quarter of fiscal 2010 increased $21 million, or 1 percent, compared with the prior year comparable period. The increase was primarily due to an increase in net sales at our international stores and the favorable impact of foreign exchange of $19 million, partially offset by a decline in net sales at Old Navy. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2009 were translated at exchange rates applicable during the third quarter of fiscal 2010.

•

For the Direct reportable segment, our net sales for the third quarter of fiscal 2010 increased $44 million, or 15 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands, primarily Old Navy, Piperlime, and Athleta, and partially due to the introduction of international online sales in fiscal 2010.

Our net sales for the thirty-nine weeks ended October 30, 2010 increased $339 million, or 3 percent, compared with the prior year comparable period due to an increase in net sales of $233 million related to our Stores reportable segment and an increase in net sales of $106 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the thirty-nine weeks ended October 30, 2010 increased $233 million, or 3 percent, compared with the prior year comparable period. The increase was primarily due to an increase in comparable store sales of 2 percent for the thirty-nine weeks ended October 30, 2010 compared with the prior year comparable period and the favorable impact of foreign exchange of $91 million. The foreign exchange impact is the translation impact if net sales for the thirty-nine weeks ended October 31, 2009 were translated at exchange rates applicable during the thirty-nine weeks ended October 30, 2010.

•

For the Direct reportable segment, our net sales for the thirty-nine weeks ended October 30, 2010 increased $106 million, or 13 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands, primarily Old Navy, Piperlime, and Athleta.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Cost of goods sold and occupancy expenses	$2,149	$2,065	$6,080	$5,910
Gross profit	$1,505	$1,524	$4,220	$4,051
Cost of goods sold and occupancy expenses as a percentage of net sales	58.8%	57.5%	59.0%	59.3%
Gross margin	41.2%	42.5%	41.0%	40.7%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 1.3 percentage points in the third quarter of fiscal 2010 compared with the prior year comparable period.

•

Cost of goods sold increased $92 million, or 1.8 percentage points as a percentage of net sales, in the third quarter of fiscal 2010 compared with the prior year comparable period. The increase as a percentage of net sales was primarily driven by lower margins for both regular price and marked down merchandise.

•

Occupancy expenses decreased $8 million, or 0.5 percentage points as a percentage of net sales, in the third quarter of fiscal 2010 compared with the prior year comparable period. The decrease in occupancy expenses was primarily driven by reduced expenses due to store closures and fully depreciated assets, partially offset by higher expenses due to international store openings and the unfavorable impact of foreign exchange of $3 million.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.3 percentage points during the thirty-nine weeks ended October 30, 2010 compared with the prior year comparable period.

•

Cost of goods sold increased $173 million, or 0.3 percentage points as a percentage of net sales, during the thirty-nine weeks ended October 30, 2010 compared with the prior year comparable period. The increase as a percentage of net sales was primarily driven by lower margins for both regular price and marked down merchandise.

•

Occupancy expenses decreased $3 million, or 0.6 percentage points as a percentage of net sales, during the thirty-nine weeks ended October 30, 2010 compared with the prior year comparable period. The decrease in occupancy expenses was primarily driven by reduced expenses due to store closures and fully depreciated assets, partially offset by higher expenses due to store remodels and international store openings and the unfavorable impact of foreign exchange of $18 million.

Operating Expenses

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Operating expenses	$1,001	$1,024	$2,845	$2,823
Operating expenses as a percentage of net sales	27.4%	28.5%	27.6%	28.3%
Operating margin	13.8%	13.9%	13.3%	12.3%

Operating expenses decreased $23 million, or 1.1 percentage points as a percentage of net sales, in the third quarter of fiscal 2010 compared with the prior year comparable period. The decrease in operating expenses was mainly due to a decrease in bonus expense and store payroll.

Operating expenses increased $22 million, but decreased 0.7 percentage points as a percentage of net sales, during the thirty-nine weeks ended October 30, 2010 compared with the prior year comparable period. The increase in operating expenses was mainly due to higher marketing expenses, primarily for Piperlime and Athleta, and increased store payroll and demolition costs related to Old Navy store remodels, partially offset by a decrease in bonus expense.

Interest Expense (Reversal)

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Interest expense (reversal)	$3	$1	$(6)	$4

Interest expense (reversal) for the thirty-nine weeks ended October 30, 2010 includes an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Interest Income

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Interest income	$(1)	$(1)	$(4)	$(5)

Interest income is earned on our cash and cash equivalents and investments. The decrease in interest income for the thirty-nine weeks ended October 30, 2010 compared with the prior year comparable period was primarily due to lower interest rates.

Income Taxes

($ in millions)	13 Weeks Ended		39 Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Income taxes	$199	$193	$546	$479
Effective tax rate	39.6%	38.6%	39.4%	39.0%

The increase in the effective tax rate for the thirteen and thirty-nine weeks ended October 30, 2010 compared with the prior year comparable periods was primarily due to the tax impact of the expected valuation allowances to be recorded for projected losses from our new international businesses and requisite tax adjustments pertaining to dividends received from Canada. We currently expect the fiscal 2010 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, and the potential resolution of outstanding tax contingencies.

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

As of October 30, 2010, cash and cash equivalents and short-term investments were $1.65 billion. Our operating cash flow generation and cash position remain strong. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives, planned capital expenditures, and dividend payments, for the foreseeable future. We are also able to supplement near-term liquidity, if necessary, with our existing $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended October 30, 2010 decreased $216 million compared with the prior year comparable period, primarily due to the following:

•	an increase in inventory purchases in the thirty-nine weeks ended October 30, 2010 compared with the thirty-nine weeks ended October 31, 2009;

•	an increase in income tax payments in the thirty-nine weeks ended October 30, 2010 compared with the thirty-nine weeks ended October 31, 2009; and

•	a higher fiscal 2009 bonus payout in the first quarter of fiscal 2010 compared with the fiscal 2008 bonus payout in the first quarter of fiscal 2009; offset by

•	an increase in net income in the thirty-nine weeks ended October 30, 2010 compared with the thirty-nine weeks ended October 31, 2009.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the thirty-nine weeks ended October 30, 2010 increased $8 million compared with the prior year comparable period, primarily due to the following:

•	$192 million more purchases of property and equipment in the thirty-nine weeks ended October 30, 2010 compared with the thirty-nine weeks ended October 31, 2009; and

•	$15 million less release of restricted cash in the thirty-nine weeks ended October 30, 2010 compared with the thirty-nine weeks ended October 31, 2009; offset by

•	$200 million more net maturities of short-term investments in the thirty-nine weeks ended October 30, 2010 compared with the thirty-nine weeks ended October 31, 2009.

For fiscal 2010, we expect capital expenditures to be about $575 million. We expect to open about 65 new store locations and close about 100 store locations in fiscal 2010. As a result, we expect net square footage to decrease about 2 percent for fiscal 2010.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows typically consist of proceeds from share-based compensation, net of withholding tax payments. Net cash used for financing activities during the thirty-nine weeks ended October 30, 2010 increased $1.19 billion compared with the prior year comparable period, primarily due to an increase of $1.25 billion in repurchases of common stock in the thirty-nine weeks ended October 30, 2010 compared with the thirty-nine weeks ended October 31, 2009.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 30, 2010	October 31, 2009
Net cash provided by operating activities	$936	$1,152
Less: Purchases of property and equipment	(413)	(221)

Free cash flow	$523	$931

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. In September 2010, we amended and extended one of our $100 million letter of credit agreements and concurrently terminated our second $100 million letter of credit agreement. As of October 30, 2010, we had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of October 30, 2010, we had no trade letters of credit issued under this letter of credit agreement.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of October 30, 2010, there were no borrowings under the Facility. The net availability of the Facility, reflecting $49 million of outstanding standby letters of credit, was $451 million as of October 30, 2010.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “Shanghai Facility” and the “Beijing Facility,” together the “China Facilities”). The China Facilities are available for borrowings, overdraft borrowings, and issuances of bank guarantees. Both the 146 million Chinese yuan Shanghai Facility and the 50 million Chinese yuan Beijing Facility are scheduled to expire in August 2011. As of October 30, 2010, there were borrowings of $3 million (17 million Chinese yuan and 2 million Chinese yuan under the Shanghai and Beijing Facilities, respectively) at interest rates between 4.617 percent and 4.845 percent. The net availability of the China Facilities, reflecting these borrowings, was approximately $26 million (177 million Chinese yuan) as of October 30, 2010.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.30 per share and $0.255 per share during the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. We expect our annual dividend for fiscal 2010 to be $0.40 per share.

Share Repurchase Program

In February 2010, we announced that the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of August 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million share repurchase program, of which $113 million was utilized through October 30, 2010. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

During the thirty-nine weeks ended October 30, 2010, we repurchased approximately 67 million shares for $1.36 billion, including commissions, at an average price per share of $20.19.

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

Our market risk profile as of October 30, 2010 has not significantly changed since January 30, 2010. Our market risk profile as of January 30, 2010 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for disclosures on our investments and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 30, 2010 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (August 1 - August 28)	8,965,551	$16.95	8,965,551	$748 million
Month #2 (August 29 - October 2)	2,826,075	$17.01	2,826,075	$700 million
Month #3 (October 3 - October 30)	3,262,257	$19.25	3,262,257	$637 million

Total	15,053,883		15,053,883

(1)	On February 25, 2010, we announced that our Board of Directors approved $1 billion for share repurchases. This authorization was fully utilized by the end of August 2010. On August 19, 2010, we announced that our Board of Directors approved an additional $750 million share repurchase program. This authorization has no expiration date.

Item 6.	Exhibits.

10.1	Letter Amendment No. 2 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated September 21, 2010.

10.2	Letter Agreement dated September 21, 2010 terminating the 3-Year Letter of Credit Agreement with Citicorp USA Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 8, 2010	By	/s/ Glenn K. Murphy
Glenn K. Murphy Chairman and Chief Executive Officer

Date: December 8, 2010	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Letter Amendment No. 2 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated September 21, 2010.

10.2	Letter Agreement dated September 21, 2010 terminating the 3-Year Letter of Credit Agreement with Citicorp USA Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.