Form 10-K
period 2011-01-29
GAP INC
filed 2011-03-28
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended January 29, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 952-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of each exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2010 was approximately $9 billion based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s common stock outstanding as of March 15, 2011 was 584,492,032.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2011 (hereinafter referred to as the “2011 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•

our plans to expand internationally through a number of channels and brands, including additional Gap stores in Europe and China, expand Banana Republic stores in Europe, additional outlet stores in Canada, Europe, and Asia, online sales internationally, and additional franchising and similar arrangements;

•	future online revenue growth;

•	the impact that increases in commodity prices will have on our gross margins;

•	our plans to downsize, consolidate, reposition, or close some of our stores;

•	cash and cash flows being sufficient for the next 12 months and beyond;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	growing revenues;

•	maintaining a focus on cost management and return on invested capital;

•	generating strong free cash flow and returning excess cash to shareholders;

•	investing in the future while delivering earnings per share growth;

•	the effective tax rate in fiscal 2011;

•	current cash balances and cash flows being adequate to support our business operations, including growth initiatives, planned capital expenditures, and dividend payments and share repurchases;

•	being able to supplement near-term liquidity with our existing credit facility;

•	capital expenditures in fiscal 2011;

•	the number of new store openings and store closings in fiscal 2011;

•	net square footage change in fiscal 2011;

•	our plan to increase our dividend in fiscal 2011;

•	future share repurchases;

•	the expected payments and the expected benefits, including cost savings, resulting from our services agreement with IBM;

•	the maximum potential amount of future lease payments;

•	the impact of losses due to indemnification obligations;

•	the maximum exposure for the reinsurance pool in future periods;

•

the estimates and assumptions we use in our accounting policies, including those used to calculate our lower of cost or market and inventory shortage adjustments, our impairment of long-lived assets, goodwill, and intangible assets, our insurance liabilities, our future sales returns, our breakage income, and our settlement of foreign and domestic tax audits;

2       GAP INC. FORM 10-K

•	the assumptions used to value share-based compensation expense;

•	future lease payments and related net cash outlay;

•	our intent to use earnings in foreign operations for an indefinite period of time;

•	total gross unrecognized tax benefits; and

•	the impact of recent tax return and refund claim audits.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that the adoption of new accounting pronouncements will impact future results;

•	the risk that changes in general economic conditions or consumer spending patterns will have a negative impact on our financial performance or strategies;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that we will be unsuccessful in gauging fashion trends and changing consumer preferences;

•	the risk that our efforts to expand internationally may not be successful and could impair the value of our brands;

•	the risk that our franchisees will be unable to successfully open, operate, and grow the company’s franchised stores;

•	the risk that we will be unsuccessful in identifying, negotiating, and securing new store locations and renewing or modifying leases for existing store locations effectively;

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that we will be unsuccessful in implementing our strategic, operating and people initiatives;

•	the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets;

•

the risk that trade matters, sourcing costs, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations, or impact our financial results;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•	the risk that our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results;

•	the risk that acts or omissions by our third party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program;

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits, any of which could impact net sales, expenses, and/or planned strategies; and

•	the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations.

Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 28, 2011, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

4       GAP INC. FORM 10-K

THE GAP, INC.

2010 ANNUAL REPORT ON FORM 10-K

Part I

Item 1. Business.

General

The Gap, Inc. (the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

We are a global specialty retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, and beginning in November 2010, China and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel and related products under our brand names.

Gap.  Gap products are sold in three channels: full price retail stores, online, and outlet. Founded in 1969, Gap stores offer an extensive selection of classically styled, high quality, casual apparel at moderate price points. Products range from wardrobe basics such as denim, khakis, and T-shirts to fashion apparel, accessories, and personal care products for men and women. In 1986, we entered the children’s apparel market with the introduction of GapKids, and in 1989, we established babyGap. These stores offer casual apparel and accessories in the tradition of Gap style and quality for children ages newborn through pre-teen. We also offer maternity apparel. In 1998, we launched GapBody, offering women’s underwear, sleepwear, loungewear, and sports and active apparel. We operate Gap Outlet stores, which carry similar categories of products at lower price points. In 1997, we introduced Gap Online, an online store found at gap.com. Gap Online offers products comparable to those carried in Gap, GapKids, babyGap, and GapBody stores, as well as extended sizes not found in stores. Beginning in 2010, customers in Canada can shop online at gapcanada.ca, customers in the United Kingdom and select European countries can shop online at gap.eu, customers in China can shop online at gap.cn, and customers in select international countries can shop online at gap.com.

Banana Republic.  Banana Republic products are sold in three channels: full price retail stores, online, and outlet. Acquired in 1983 with two stores, Banana Republic offers sophisticated, fashionable collections of casual and tailored apparel, shoes, accessories, and personal care products for men and women at higher price points than Gap. We operate Banana Republic Factory Stores, which carry similar categories of products at lower price points. In 1999, we introduced Banana Republic Online, an online store found at bananarepublic.com, which offers products comparable to those carried in the store collections, as well as extended sizes not found in stores. Beginning in 2010, customers in Canada can shop online at bananarepublic.ca, customers in the United Kingdom and select European countries can shop online at bananarepublic.eu, and customers in select international countries can shop online at bananarepublic.com.

Old Navy.  Old Navy products are sold in two channels: full price retail stores and online. We launched Old Navy in 1994 to address the market for value-priced family apparel. Old Navy offers broad selections of apparel, shoes, and accessories for adults, children, and babies, as well as other items, including a maternity line, consumables, and personal care products. In 2000, we established Old Navy Online, an online store found at oldnavy.com. Old Navy Online offers apparel and accessories comparable to those carried in the store collections, as well as a plus size line not found in stores. Beginning in 2010, customers in Canada can shop online at oldnavy.ca and customers in select international countries can shop online at oldnavy.com.

Piperlime.  In 2006, we launched Piperlime, an online-only store found at piperlime.com. Piperlime offers customers an assortment of the leading brands in footwear, handbags, apparel, and jewelry for women and footwear for men and kids, as well as tips, trends, and advice from leading style authorities. Beginning in 2010, customers in select international countries can shop online at piperlime.com.

6       GAP INC. FORM 10-K

Athleta.  Athleta products are sold in two channels: full price retail stores and online. Acquired in September 2008, Athleta offers customers high quality and performance-driven women’s sports and active apparel and footwear that is stylish and functional for a variety of activities, including golf, running, skiing and snowboarding, tennis, and yoga. In May 2010, we opened a test store in Mill Valley, California, and in January 2011, we opened a flagship store in San Francisco, California. Customers can purchase Athleta product, as well as an assortment of products from leading brands in women’s active-wear, online at athleta.com, through the catalog, or in our stores. Beginning in 2010, customers in select international countries can shop online at athleta.com.

All sales are tendered for cash, personal checks, debit cards, or credit cards. We also issue and redeem gift cards through our brands. Gap, Banana Republic, and Old Navy each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company.

Our stores offer a shopper-friendly environment with an assortment of casual apparel and accessories that emphasize style, quality, and good value. The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.

We ended fiscal year 2010 with 3,246 Company-operated and franchise store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Form 10-K.

Certain financial information about international operations is set forth under the heading “Segment Information” in Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Merchandise Vendors

We purchase private label merchandise from approximately 590 vendors and non-private label merchandise from approximately 430 vendors. Our vendors have facilities in approximately 50 countries. No vendor accounted for more than 3 percent of the dollar amount of our total fiscal 2010 purchases. Of our merchandise sold during fiscal 2010, approximately 1 percent of all units (representing approximately 2 percent of total cost) were produced domestically, while the remaining 99 percent of all units (representing approximately 98 percent of total cost) were produced outside the United States. Approximately 27 percent of our merchandise units (representing approximately 30 percent of total cost) were produced in China. Product cost increases or events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Trade matters may disrupt our supply chain” and “Risk Factors—Our Products are subject to risks associated with global sourcing and manufacturing, including increased product costs” in Item 1A of this Form 10-K.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the end-of-year holiday period.

Brand Building

Our ability to develop and evolve our existing brands is key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Piperlime, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our brands and enhance the customer experience through the remodeling of existing stores, the opening of new stores, the closure of under-performing stores, international expansion, the enhancement of our online shopping sites, additional investments in marketing, and continued focus on customer service.

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy, Piperlime, and Athleta trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising

We have franchise agreements with unaffiliated franchisees to operate Gap and/or Banana Republic stores in a number of countries, including Australia, Bahrain, Bulgaria, Chile, Croatia, Cyprus, Egypt, Greece, Indonesia, Israel, Jordan, Kazakhstan, Kuwait, Malaysia, Mexico, Oman, Philippines, Qatar, Romania, Russia, Saudi Arabia, Singapore, South Korea, Thailand, Turkey, and United Arab Emirates. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We continue to increase the number of countries in which we enter into these types of arrangements as part of our efforts to expand internationally. For additional information on risks related to our franchise business, see the section entitled “Risk Factors—Our efforts to expand internationally may not be successful and could impair the value of our brands” in Item 1A of this Form 10-K.

Inventory

The cyclical nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we, along with other retailers, generally build up inventory levels. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. As we do not carry much replenishment inventory in our stores, much of our inventory is maintained in distribution centers. Also see the section entitled “Risk Factors—We must successfully gauge fashion trends and changing consumer preferences to succeed” in Item 1A of this Form 10-K.

Competitors

The global specialty apparel retail industry is highly competitive. We compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We are also faced with competition in European, Japanese, Chinese, and Canadian markets from established regional and national chains, and our franchisees face significant competition in the markets in which they operate. Also see the section entitled “Risk Factors—Our business is highly competitive” in Item 1A of this Form 10-K.

Employees

As of January 29, 2011, we had a work force of approximately 134,000 employees, which includes a combination of part- and full-time employees. We hire seasonal employees primarily during the peak holiday period.

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

Available Information

We make available on our website, gapinc.com, under “Investors, Financial Information, SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the U.S. Securities and Exchange Commission (“SEC”).

8       GAP INC. FORM 10-K

Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Nominating Committees), and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” The Code of Business Conduct can be found at gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website.

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position, and Principal Occupation:

Michelle Banks, 47, Executive Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer since March 2011; Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer from March 2008 to March 2011; Senior Vice President and General Counsel from November 2006 to March 2008; Vice President from March 2005 to November 2006; Associate General Counsel from February 2003 to March 2005; Senior Corporate Counsel from January 1999 to February 2003.

John T. (Tom) Keiser, 45, Executive Vice President and Chief Information Officer since January 2010; Executive Vice President and Chief Information Officer of The Limited Brands, Inc., an apparel company, from 2006 to October 2009; Senior Vice President, INSIGHT Program of The Limited Brands, Inc. from 2004 to 2006.

Glenn Murphy, 49, Chairman and Chief Executive Officer since August 2007; Chief Executive Officer of Shoppers Drug Mart Corporation, a drug store chain, from 2001 to 2007.

Art Peck, 55, President, Gap North America since February 2011; Executive Vice President of Strategy and Operations from May 2005 to February 2011; President, Gap Inc. Outlet from October 2008 to February 2011; Acting President, Gap Inc. Outlet from February 2008 to October 2008; Senior Vice President of The Boston Consulting Group, a business consulting firm, from 1982 to May 2005.

Stanley P. Raggio, 54, Executive Vice President, Global Supply Chain since March 2010; Senior Vice President, Gap International Sourcing from March 2006 to March 2010; Retired from 2002 to 2006; Senior Vice President, International Sourcing & Logistics from 1995 to 2002; Vice President, International Logistics from 1990 to 1995.

Eva Sage-Gavin, 52, Executive Vice President, Global Human Resources and Corporate Affairs since February 2010; Executive Vice President, Human Resources, Communications and Global Responsibility from April 2008 to February 2010; Executive Vice President, Human Resources and Communications from February 2007 to April 2008; Executive Vice President, Human Resources from March 2003 to February 2007.

Sabrina Simmons, 47, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.

J. Tom Wyatt, 55, President, Old Navy since August 2008; Acting President, Old Navy from February 2008 to August 2008; President, Gap Inc. Outlet from February 2007 to February 2008; President, GapBody from March 2006 to February 2007.

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

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance of our products. In addition, the competitive landscape requires that more merchandise be produced through faster pipeline channels. The global specialty retail business fluctuates according to changes in consumer preferences, dictated in part by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets or fail to execute trends and deliver product to market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our operating results. Some of our past product offerings have not been well received by our broad and diverse customer base. Merchandise misjudgments could have a material adverse effect on our operating results.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

10       GAP INC. FORM 10-K

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

Our products are subject to risks associated with global sourcing and manufacturing, including increased product costs.

Independent third parties manufacture nearly all of our products for us. As a result, we are directly impacted by increases in the cost of those products. For example, cotton prices have risen substantially since the beginning of fiscal 2010, and we expect them to continue to rise in fiscal 2011. The current increases in commodity prices, specifically cotton, may put pressure on our average unit costs and may impact our gross margins.

If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income.

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

Our current strategies include international expansion in a number of countries around the world through a number of channels and brands. For example, we currently plan to open additional Gap stores in Europe and China, expand Banana Republic in Europe, open additional outlet stores in Canada, Europe, and Asia, and grow online sales internationally. We have limited experience operating in a number of these countries. In many of these countries, we face major, established competitors. In addition, in many of these countries, the real estate, employment and labor, transportation and logistics, and other operating requirements differ dramatically from those in the places where we have experience. Moreover, consumer tastes and trends may differ in many of these countries, and as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.

We also have entered into franchise agreements with unaffiliated franchisees to operate stores in many countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. However, prior to fiscal 2006, we had no experience operating through these types of third-party arrangements, and we can provide no assurance that these arrangements will be successful. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

The market for prime real estate is competitive.

Our ability to effectively obtain real estate to open new stores nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors, including our ability to negotiate terms that meet our financial targets. We also must be able to effectively renew our existing store leases. In addition, in recent years, we have been seeking to downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

Additionally, the current economic environment may make it difficult to determine the fair market rent of retail real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our results of operations.

We experience fluctuations in our comparable store sales and margins.

Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable store sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, and weather conditions. These factors may cause our comparable store sales results to differ materially from prior periods and from expectations. Our comparable store sales have fluctuated significantly in the past on an annual, quarterly, and monthly basis as demonstrated by a decrease of 12 percent in fiscal 2008, a decrease of 3 percent in fiscal 2009, and an increase of 1 percent in fiscal 2010. Over the past five years, our reported gross margins have ranged from a high of 40 percent in fiscal 2009 to a low of 36 percent in fiscal 2006. In addition, over the past five years, our reported operating margins have ranged from a high of 13 percent in fiscal 2010 to a low of 8 percent in fiscal 2006.

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

Although we believe our existing cash and cash equivalents combined with future cash flow from our operations will be adequate to satisfy our business operations needs for the foreseeable future, we may require additional cash for unexpected contingencies.

12       GAP INC. FORM 10-K

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

As of January 29, 2011, the Company had $1.7 billion in cash and cash equivalents and short-term investments.

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

We have entered into the sixth year of a ten-year non-exclusive services agreement with International Business Machines Corporation (“IBM”) under which IBM operates certain significant aspects of our IT infrastructure. Under the original agreement, this included supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery. The agreement was amended effective March 2, 2009 to return to us certain services originally performed by IBM under the agreement. These returned services include services related to management of our server and data center environment, along with disaster recovery. All other services remain with IBM per the original agreement. Our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include, but are not limited to, disruption in services and the failure to protect the security and integrity of the Company’s data under the terms of the agreement. We are unable to provide assurances that some or all of these risks will not occur. Failure to effectively mitigate these risks, if they occur, could have a material adverse effect on our operations and financial results.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. As of January 29, 2011, the Company-operated stores aggregated approximately 38.2 million square feet. Almost all of these stores are leased, with one or more renewal options after our initial term, or have slightly longer terms with negotiated termination clauses at predetermined sales thresholds. Economic terms vary by type of location.

We own approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, and Rocklin, California, of which approximately 184,000 square feet is leased to and occupied by another company and approximately 264,000 square feet is leased to but not yet surrendered to another company. We lease approximately 1.1 million square feet of corporate office space located in San Francisco, San Bruno, Rocklin, and Petaluma, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. Of the 1.1 million square feet of leased office space, approximately 230,000 square feet is under sublease to others and approximately 15,000 square feet is being marketed for sublease to others. We also lease 13 regional offices in North America and approximately 30 international offices. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We lease approximately 2.4 million square feet of distribution space located in Phoenix, Arizona; Grove City, Ohio; Northern Kentucky; Bolton, Ontario, Canada; and Stafford, England. Of the 2.4 million square feet of leased distribution space, 100,000 square feet is under sublease to others. Two separate third-party logistics companies provide logistics services to us through a 459,000 square foot distribution warehouse in Chiba, Japan and a 43,000 square foot distribution warehouse in Shanghai, China.

14       GAP INC. FORM 10-K

Item 3. Legal Proceedings.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, data privacy, and securities related claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

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

Item 4. Removed and Reserved.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 15, 2011 was 8,644. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2010 and fiscal 2009.

	Market Prices				Dividends Declared and Paid
	Fiscal Year 2010		Fiscal Year 2009		Fiscal Year
	High	Low	High	Low	2010	2009
1st Quarter	$26.34	$19.02	$15.83	$9.56	$0.100	$0.085
2nd Quarter	$26.04	$17.45	$18.76	$14.65	$0.100	$0.085
3rd Quarter	$20.09	$16.62	$23.36	$16.23	$0.100	$0.085
4th Quarter	$22.51	$18.89	$23.15	$18.64	$0.100	$0.085

					$0.40	$0.34

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 29, 2011, with (i) the cumulative total return of the Dow Jones U.S. Retail Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.

16       GAP INC. FORM 10-K

Total Return Analysis

	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011
The Gap, Inc.	$100.00	$113.96	$115.12	$68.62	$118.36	$121.42
S&P 500	$100.00	$114.51	$111.87	$68.66	$91.41	$111.69
Dow Jones U.S. Apparel Retailers	$100.00	$117.45	$92.72	$49.65	$94.03	$116.64

Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com/S&P.htm)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 29, 2011 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (Oct. 31 - Nov. 27)	1,402,329	$20.06	1,402,329	$609 milllion
Month #2 (Nov. 28 - Jan. 1)	14,949,152	$21.43	14,949,152	$289 million
Month #3 (Jan. 2 - Jan. 29)	12,095,488	$20.68	12,095,488	$39 million

Total	28,446,969	$21.04	28,446,969

(1)	On August 19, 2010, we announced that our Board of Directors approved an additional $750 million for share repurchases. This authorization was fully utilized by the end of March 2011. On February 24, 2011, we announced that our Board of Directors approved an additional $2 billion for share repurchases. This authorization has no expiration date.

Item 6. Selected Financial Data.

The following selected financial data are derived from the Consolidated Financial Statements of the Company. We have also included certain non-financial data to enhance your understanding of our business. In fiscal 2007, we closed our Forth & Towne stores, and accordingly, the results of Forth & Towne have been presented as a discontinued operation in the table below. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s Consolidated Financial Statements and related notes in Item 8.

	Fiscal Year (number of weeks)
	2010 (52)	2009 (52)	2008 (52)	2007 (52)	2006 (53)
Operating Results ($ in millions)
Net sales	$14,664	$14,197	$14,526	$15,763	$15,923
Gross margin	40.2%	40.3%	37.5%	36.1%	35.5%
Operating margin	13.4%	12.8%	10.7%	8.3%	7.7%
Income from continuing operations, net of income taxes	$1,204	$1,102	$967	$867	$809
Net income	$1,204	$1,102	$967	$833	$778
Cash dividends paid	$252	$234	$243	$252	$265

Per Share Data (number of shares in millions)
Basic earnings (loss) per share:
Income from continuing operations	$1.89	$1.59	$1.35	$1.10	$0.97
Loss from discontinued operation	$—	$—	$—	$(0.05)	$(0.03)
Earnings per share	$1.89	$1.59	$1.35	$1.05	$0.94
Diluted earnings (loss) per share:
Income from continuing operations	$1.88	$1.58	$1.34	$1.09	$0.97
Loss from discontinued operation	$—	$—	$—	$(0.04)	$(0.04)
Earnings per share	$1.88	$1.58	$1.34	$1.05	$0.93
Weighted-average number of shares—basic	636	694	716	791	831
Weighted-average number of shares—diluted	641	699	719	794	836
Cash dividends declared and paid per share	$0.40	$0.34	$0.34	$0.32	$0.32

Balance Sheet Information ($ in millions)
Merchandise inventory	$1,620	$1,477	$1,506	$1,575	$1,796
Total assets	$7,065	$7,985	$7,564	$7,838	$8,544
Working capital	$1,831	$2,533	$1,847	$1,653	$2,757
Total long-term debt, less current maturities (a)	$—	$—	$—	$50	$188
Stockholders’ equity	$4,080	$4,891	$4,387	$4,274	$5,174

Other Data ($ and square footage in millions)
Purchases of property and equipment	$557	$334	$431	$682	$572
Acquisition of business, net of cash acquired (b)	$—	$—	$142	$—	$—
Number of Company-operated store locations open at year-end	3,068	3,095	3,149	3,167	3,131
Number of franchise store locations open at year-end	178	136	114	64	7
Number of store locations open at year-end (c)	3,246	3,231	3,263	3,231	3,138
Percentage increase (decrease) in comparable store sales (52-week basis)	1%	(3)%	(12)%	(4)%	(7)%
Square footage of store space at year-end (d)	38.2	38.8	39.5	39.6	38.7
Percentage increase (decrease) in square feet (d)	(1.5)%	(1.8)%	(0.3)%	2.3%	2.7%
Number of employees at year-end	134,000	135,000	134,000	141,000	154,000

18       GAP INC. FORM 10-K

(a)	For fiscal 2009, 2008, and 2007, reduction due to repayment of long-term debt and reclassification into current maturities of long-term debt.

(b)	In September 2008, we acquired all of the outstanding capital stock of Athleta, Inc., a women’s sports and active apparel company, for an aggregate purchase price of $148 million.

(c)	Includes Company-operated and franchise store locations.

(d)	Excludes square footage related to the discontinued operation of Forth & Towne. Includes Company-operated stores only.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a global specialty retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, and beginning in November 2010, China and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel and related products under our brand names. In addition, our products are available to customers online in over 90 countries. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

Financial highlights for fiscal 2010 include the following:

•

Net sales for fiscal 2010 increased 3 percent to $14.7 billion compared with $14.2 billion for fiscal 2009, and comparable store sales increased 1 percent compared with a decrease of 3 percent last year.

•	Direct net sales for fiscal 2010 increased 16 percent to $1.3 billion compared with $1.1 billion for fiscal 2009. Our Direct reportable segment includes sales for each of our online brands.

•	Net sales for Direct and international as a percentage of total net sales for fiscal 2010 increased 2 percent to 22 percent compared with 20 percent for fiscal 2009.

•	Operating margin for fiscal 2010 was 13.4 percent compared with 12.8 percent for fiscal 2009. Operating margin is defined as operating income as a percentage of net sales.

•

Net income for fiscal 2010 increased 9.3 percent to $1.2 billion compared with $1.1 billion for fiscal 2009. Diluted earnings per share increased to $1.88 for fiscal 2010 compared with $1.58 for fiscal 2009.

•

In fiscal 2010, we generated free cash flow of $1.2 billion compared with free cash flow of $1.6 billion for fiscal 2009. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Our business and financial priorities for fiscal 2011 are as follows:

•	grow revenues by consistently delivering product that resonates with our target customers around the world;

•	maintain a focus on cost management and return on invested capital;

•	generate strong free cash flow and return cash to shareholders; and

•	invest in the future while delivering earnings per share growth.

As we focus on growing revenues in our more mature North America market in fiscal 2011, we plan to continue growing revenues internationally through the following:

•	opening additional stores, many of which will be outlets, in Canada, Europe, and Asia;

•	continuing to open franchise stores worldwide; and

•	continuing to offer our online shopping experience to customers in international locations.

20       GAP INC. FORM 10-K

Results of Operations

Net Sales

Net sales primarily consist of retail sales, online sales, wholesale and franchise revenues, and shipping fees received from customers for delivery of merchandise.

See Item 8, Financial Statements and Supplementary Data, Note 14 of Notes to Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Store Sales

The percentage change in comparable store (“Comp”) sales by brand and region and for total Company, as compared with the preceding year, is as follows:

	Fiscal Year
	2010	2009
Gap North America	(1)%	(7)%
Old Navy North America	2%	3%
Banana Republic North America	3%	(9)%
International	1%	(4)%
The Gap, Inc.	1%	(3)%

Only the Company-operated stores are included in the calculation of Comp sales. The Comp sales calculation excludes sales from our online and catalog businesses and wholesale and franchise businesses. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each brand.

A store is included in Comp when it has been open for at least 12 months and the selling square footage has not changed by 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

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

Beginning in fiscal 2011, the Company reports comparable sales including the associated comparable online sales. Online comparable sales are defined as sales through online channels in regions where we have existing comparable store sales. The Company’s comparable sales including the associated comparable online sales increased 2 percent for fiscal 2010.

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	Fiscal Year
	2010	2009	2008
Net sales per average square foot (1)	$342	$329	$336

(1)	Excludes net sales associated with our online, catalog, wholesale, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2010	Fiscal 2010		January 29, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,152	12	53	1,111	11.1
Gap Europe	178	12	6	184	1.6
Gap Asia	120	17	2	135	1.3
Old Navy North America	1,039	18	30	1,027	19.0
Banana Republic North America	576	6	6	576	4.9
Banana Republic Asia	27	2	—	29	0.2
Banana Republic Europe	3	3	1	5	0.1
Athleta North America	—	1	—	1	—

Company-operated stores total	3,095	71	98	3,068	38.2
Franchise	136	47	5	178	N/A

Total	3,231	118	103	3,246	38.2

Increase (decrease) over prior year				0.5%	(1.5)%

	January 31, 2009	Fiscal 2009		January 30, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,193	11	52	1,152	11.5
Gap Europe	173	10	5	178	1.6
Gap Asia	113	8	1	120	1.1
Old Navy North America	1,067	3	31	1,039	19.5
Banana Republic North America	573	14	11	576	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	1	1	3	—

Company-operated stores total	3,149	47	101	3,095	38.8
Franchise	114	28	6	136	N/A

Total	3,263	75	107	3,231	38.8

Decrease over prior year				(1.0)%	(1.8)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, and the Middle East.

We expect to open about 115 new Company-operated store locations and close about 125 Company-operated store locations in fiscal 2011. As a result of these net store closures and through downsizes, we expect net square footage for Company-operated stores to decrease about 3 percent for fiscal 2011. We also expect to open about 75 new franchise stores in fiscal 2011.

Net Sales Discussion

Our net sales for fiscal 2010 increased $467 million, or 3 percent, compared with fiscal 2009 due to an increase in net sales of $286 million related to our Stores reportable segment and an increase in net sales of $181 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for fiscal 2010 increased $286 million, or 2 percent, compared with fiscal 2009. The increase was primarily due to an increase in net sales at our new international stores, an increase in comparable store sales of 1 percent, and the favorable impact of foreign exchange of $116 million. The foreign exchange impact is the translation impact if net sales for fiscal 2009 were translated at fiscal 2010 exchange rates.

22       GAP INC. FORM 10-K

•

For the Direct reportable segment, our net sales for fiscal 2010 increased $181 million, or 16 percent, compared with fiscal 2009. The increase was due to the growth in our online business across all brands, primarily Old Navy, Piperlime, and Athleta, and due to the introduction of international online sales in fiscal 2010.

Our net sales for fiscal 2009 decreased $329 million, or 2 percent, compared with fiscal 2008 due to a decrease in net sales of $417 million related to our Stores reportable segment, partially offset by an increase in net sales of $88 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for fiscal 2009 decreased $417 million, or 3 percent, compared with fiscal 2008. The decrease was primarily due to a decline in net sales at Gap and Banana Republic and the $32 million unfavorable impact of foreign exchange, partially offset by an increase in net sales at Old Navy. The foreign exchange impact is the translation impact if net sales for fiscal 2008 were translated at fiscal 2009 exchange rates. Comparable store sales for fiscal 2009 decreased 3 percent compared with fiscal 2008. The decrease was primarily due to the continued difficult retail environment.

•

For the Direct reportable segment, our net sales for fiscal 2009 increased $88 million, or 9 percent, compared with fiscal 2008. The increase was primarily due to incremental sales related to Athleta, which was acquired in September 2008.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2010	2009	2008
Cost of goods sold and occupancy expenses	$8,775	$8,473	$9,079
Gross profit	$5,889	$5,724	$5,447
Cost of goods sold and occupancy expenses as a percentage of net sales	59.8%	59.7%	62.5%
Gross margin	40.2%	40.3%	37.5%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 0.1 percentage points in fiscal 2010 compared with fiscal 2009.

•

Cost of goods sold increased 0.7 percentage points as a percentage of net sales, in fiscal 2010 compared with fiscal 2009. The increase as a percentage of net sales was primarily driven by lower margins for both regular price and marked down merchandise.

•

Occupancy expenses decreased 0.6 percentage points as a percentage of net sales, in fiscal 2010 compared with fiscal 2009. The decrease in occupancy expenses was primarily driven by reduced expenses due to store closures and fully depreciated assets, partially offset by higher expenses due to store remodels and international store openings and the unfavorable impact of foreign exchange of $22 million.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.8 percentage points in fiscal 2009 compared with fiscal 2008.

•

Cost of goods sold decreased 2.9 percentage points as a percentage of net sales, in fiscal 2009 compared with fiscal 2008. The decrease was primarily driven by reduced cost of merchandise from our cost management efforts and a decrease in selling at markdown.

•

Occupancy expenses increased 0.1 percentage points as a percentage of net sales, in fiscal 2009 compared with fiscal 2008. The increase as a percentage of net sales was primarily driven by higher depreciation expense for new information technology systems and applications and incremental expenses related to the integration of Athleta, which was acquired in September 2008.

Operating Expenses

($ in millions)	Fiscal Year
	2010	2009	2008
Operating expenses	$3,921	$3,909	$3,899
Operating expenses as a percentage of net sales	26.7%	27.5%	26.8%
Operating margin	13.4%	12.8%	10.7%

Operating expenses increased $12 million, but decreased 0.8 percentage points as a percentage of net sales, in fiscal 2010 compared with fiscal 2009. The increase in operating expenses was mainly due to higher store payroll, store benefits, and other store-related expenses and higher expenses due to our New York and San Francisco headquarter office moves, partially offset by a decrease in bonus expense.

Operating expenses increased $10 million, or 0.7 percentage points as a percentage of net sales, in fiscal 2009 compared with fiscal 2008. The increase was mainly due to increased marketing expenses primarily for Gap and Old Navy, offset by decreased store payroll and benefits and other store-related expenses.

Interest Expense

($ in millions)	Fiscal Year
	2010	2009	2008
Interest expense (reversal)	$(8)	$6	$1

Interest expense for fiscal 2010 includes an interest expense reversal of $15 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2006.

Interest expense for fiscal 2008 includes an interest expense reversal of $9 million from the reduction of interest expense accruals resulting primarily from foreign tax audit events occurring in the period.

The decrease in interest expense, net of interest expense reversal, for fiscal 2009 compared with fiscal 2008 was primarily due to the maturities of our $138 million, 8.80 percent notes repaid in December 2008 and $50 million, 6.25 percent notes repaid in March 2009.

Interest Income

($ in millions)	Fiscal Year
	2010	2009	2008
Interest income	$(6)	$(7)	$(37)

Interest income is earned on our cash and cash equivalents and investments. The decrease in interest income for fiscal 2010 compared with fiscal 2009 was primarily due to lower cash balances during fiscal 2010.

Interest income decreased for fiscal 2009 compared with fiscal 2008 primarily due to lower interest rates.

Income Taxes

($ in millions)	Fiscal Year
	2010	2009	2008
Income taxes	$778	$714	$617
Effective tax rate	39.3%	39.3%	39.0%

Although the effective tax rate for fiscal 2010 remained unchanged from fiscal 2009, there were changes in individual components of the effective tax rate. The tax impact of foreign operations increased primarily due to the recording of valuation allowances related to losses incurred by our China subsidiaries and incremental tax expense

24       GAP INC. FORM 10-K

related to the repatriation of earnings from our Canadian subsidiaries. The increase was primarily offset by the release of unrecognized tax benefits for closed years.

The increase in the effective tax rate for fiscal 2009 compared with fiscal 2008 was primarily driven by providing U.S. taxes on certain foreign earnings, the impact of changes in state tax laws, and a change in the mix of income between domestic and international operations.

We currently expect the fiscal 2011 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

Liquidity and Capital Resources

Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, payment of taxes, and share repurchases. In addition to share repurchases, we also continue to return cash to our shareholders in the form of dividends.

We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 29, 2011	January 30, 2010	January 31, 2009
Cash, cash equivalents, and short-term investments	$1,661	$2,573	$1,715
Debt	$3	$—	$50
Working capital	$1,831	$2,533	$1,847
Current ratio	1.87:1	2.19:1	1.86:1

Our working capital and current ratio as of January 29, 2011 decreased compared with January 30, 2010, primarily due to decreases in cash and cash equivalents and short-term investments. See Cash Flows discussed below.

As of January 29, 2011, cash and cash equivalents and short-term investments were $1.7 billion. Our operating cash flow generation and cash position remain strong. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our existing $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during fiscal 2010 decreased $184 million compared with fiscal 2009, primarily due to the following:

•	an increase in inventory purchases in fiscal 2010 compared with fiscal 2009;

•	a higher fiscal 2009 bonus payout in the first quarter of fiscal 2010 compared with the fiscal 2008 bonus payout in the first quarter of fiscal 2009; partially offset by

•	an increase in net income in fiscal 2010 compared with fiscal 2009.

Net cash provided by operating activities during fiscal 2009 increased $516 million compared with fiscal 2008, primarily due to the following:

•	an increase in net income in fiscal 2009 compared with fiscal 2008; and

•	a lower fiscal 2008 bonus payout in the first quarter of fiscal 2009 compared with the fiscal 2007 bonus payout in the first quarter of fiscal 2008;

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during fiscal 2010 decreased $108 million compared with fiscal 2009, primarily due to the following:

•	$350 million more net maturities of short-term investments in fiscal 2010 compared with fiscal 2009; partially offset by

•	$223 million more purchases of property and equipment in fiscal 2010 compared with fiscal 2009; and

•	$17 million less release of restricted cash in fiscal 2010 compared with fiscal 2009.

Net cash used for investing activities during fiscal 2009 increased $139 million compared with fiscal 2008, primarily due to the following:

•	$401 million more net purchases of short-term investments in fiscal 2009 compared with net maturities in fiscal 2008; offset by

•	$142 million, net of cash acquired, used for the acquisition of Athleta in September 2008; and

•	$97 million less purchases of property and equipment in fiscal 2009 compared with fiscal 2008.

For fiscal 2011, we expect capital expenditures to be about $575 million.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows primarily consist of proceeds from share-based compensation, net of withholding tax payments. Net cash used for financing activities during fiscal 2010 increased $1.4 billion compared with fiscal 2009, primarily due to the following:

•	$1.4 billion more repurchases of common stock in fiscal 2010 compared with fiscal 2009.

Net cash used for financing activities during fiscal 2009 decreased $234 million compared with fiscal 2008, primarily due to the following:

•	158 million less repurchases of common stock in fiscal 2009 compared with fiscal 2008; and

•	$88 million less repayments of long-term debt in fiscal 2009 compared with fiscal 2008.

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

26       GAP INC. FORM 10-K

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2010	2009	2008
Net cash provided by operating activities	$1,744	$1,928	$1,412
Less: Purchases of property and equipment	(557)	(334)	(431)

Free cash flow	$1,187	$1,594	$981

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. In September 2010, we amended and extended one of our $100 million letter of credit agreements and concurrently terminated our second $100 million letter of credit agreement. As of January 29, 2011, we had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of January 29, 2011, we had $1 million in trade letters of credit issued under this letter of credit agreement.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 29, 2011, there were no borrowings under the Facility. The net availability of the Facility, reflecting $49 million of outstanding standby letters of credit, was $451 million as of January 29, 2011.

The Facility and letter of credit agreement contain financial and other covenants, including but not limited to limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are available for borrowings, overdraft borrowings, and issuance of bank guarantees. The 196 million Chinese yuan (approximately $30 million as of January 29, 2011) China Facilities are scheduled to expire in August 2011. As of January 29, 2011, there were borrowings of $3 million (18 million Chinese yuan) at an interest rate of 5.08 percent. The net availability of the China Facilities, reflecting these borrowings, was approximately $27 million (178 million Chinese yuan) as of January 29, 2011. The China Facility agreements do not contain any covenants.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We increased our annual dividend, which had been $0.34 per share for fiscal 2008 and 2009, to $0.40 per share for fiscal 2010. We intend to increase our annual dividend to $0.45 per share for fiscal 2011.

Share Repurchases

In February 2010, we announced that the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of August 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million for share repurchases, of which $711 million was utilized through January 29, 2011. In February 2011, we announced that the Board of Directors authorized an additional $2 billion for share repurchases.

During fiscal 2010, we repurchased approximately 96 million shares for $2.0 billion, including commissions, at an average price per share of $20.44.

Contractual Cash Obligations

We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of January 29, 2011. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Amounts reflected in Consolidated Balance Sheet:
Debt (a)	$3	$—	$—	$—	$3
Liabilities for unrecognized tax benefits (b)	1	—	—	—	1
Other cash obligations not reflected in Consolidated Balance Sheet:
Operating leases (c)	997	1,551	1,085	1,483	5,116
Purchase obligations and commitments (d)	2,217	234	183	8	2,642

Total contractual cash obligations	$3,218	$1,785	$1,268	$1,491	$7,762

(a)	Represents principal maturities, excluding interest. See Note 4 of Notes to Consolidated Financial Statements.

(b)	The table above excludes $66 million of long-term liabilities related to uncertain tax positions, as we are not able to reasonably estimate when cash payments will occur. The amount is recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of January 29, 2011.

(c)	Maintenance, insurance, taxes, and contingent rent obligations are excluded. See Note 9 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(d)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

Commercial Commitments

We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $51 million (of which $49 million was issued under the revolving credit facility lines), surety bonds of $40 million, and bank guarantees of $11 million outstanding at January 29, 2011.

Amounts Reflected in the Consolidated Balance Sheet

We have other long-term liabilities reflected in the Consolidated Balance Sheet, including deferred income taxes. The payment obligations associated with these liabilities are not reflected in the table above due to the absence of scheduled maturities. Therefore, the timing of these payments cannot be determined, except for amounts estimated to be paid in fiscal 2011 that are recorded in current liabilities.

28       GAP INC. FORM 10-K

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)

The majority of our contractual obligations are made up of operating leases for our stores. Commitments for operating leases represent future minimum lease payments under non-cancelable leases. In accordance with accounting principles generally accepted in the United States of America, our operating leases are not recorded in the Consolidated Balance Sheet; however, the minimum lease payments related to these leases are disclosed in Note 9 of Notes to Consolidated Financial Statements.

Purchase obligations include our non-exclusive services agreement with IBM to operate certain aspects of our information technology structure. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. Based on the current projection of service needs, we expect to pay approximately $486 million to IBM over the remaining term of the contract.

We have assigned certain store and corporate facility leases to third parties as of January 29, 2011. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligation. The maximum potential amount of future lease payments we could be required to make is approximately $21 million as of January 29, 2011. There was no liability recorded for the guarantees as of January 29, 2011.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million. We are currently in the process of winding down our participation in the reinsurance pool.

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

Merchandise Inventory

We value inventory at the lower of cost or market (“LCM”), with cost determined using the weighted-average cost method. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCM or inventory shortage adjustments. However, if estimates regarding consumer demand are inaccurate or actual physical inventory shortage differs significantly from our estimate, our operating results could be affected. We have not made any material changes in the accounting methodology used to calculate our LCM or inventory shortage adjustments in the past three fiscal years.

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets

We review the carrying value of long-lived assets, including lease rights, key money, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying value. For impaired assets, we recognize a loss equal to the difference between the carrying value of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded charges for the impairment of long-lived assets of $8 million, $14 million, and $5 million for fiscal 2010, 2009, and 2008, respectively.

In connection with the acquisition of Athleta in September 2008, we allocated $99 million of the purchase price to goodwill and $54 million to the trade name. The carrying values of goodwill and the trade name were $99 million and $54 million, respectively, as of January 29, 2011 and January 30, 2010 and were allocated to the Direct reportable segment. We review the carrying value of goodwill and the trade name for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. We have deemed the Direct reportable segment to be the reporting unit for goodwill acquired through the acquisition of Athleta. The fair value of the Direct reporting unit used to test goodwill for impairment is estimated using the income approach. During the fourth quarter of fiscal 2010, we completed our annual impairment review of goodwill and did not recognize any impairment charges. The fair value of the Direct reporting unit significantly exceeded its carrying value as of the date of our annual impairment review.

The fair value of the trade name is determined using the relief from royalty method. During the fourth quarter of fiscal 2010, we completed our annual impairment review of the trade name and did not recognize any impairment charges.

30       GAP INC. FORM 10-K

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift cards, gift certificates, and credit vouchers increases significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate breakage income in the past three fiscal years other than noted above.

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

32       GAP INC. FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies, forecasted intercompany royalty payments, and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The principal currencies hedged against changes in the U.S. dollar are Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 6 of Notes to Consolidated Financial Statements. Our derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as of the balance sheet dates. As of January 29, 2011, we had foreign exchange forward contracts outstanding to buy the notional amount of $1 billion, 54 million British pounds, and 3 billion Japanese yen.

We may also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. At January 29, 2011, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary in the notional amount of 3 billion Japanese yen.

We have performed a sensitivity analysis as of January 29, 2011 based on a model that measures the impact of a hypothetical 10 percent adverse change in the level of foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying exposure, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect at January 29, 2011. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $47 million at January 29, 2011.

We invest in fixed and variable income investments classified as cash and cash equivalents and short-term investments. Our cash and cash equivalents and short-term investments are placed primarily in money market funds, domestic commercial paper, U.S. treasury bills, and bank deposits, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates market value due to the short maturities. An increase in interest rates of 10 percent would not have a material impact on the value of these investments. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $6 million in fiscal 2010.

Item 8. Financial Statements and Supplementary Data.

THE GAP, INC.

34       GAP INC. FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2011. We also have audited the Company’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Deloitte & Touche LLP

San Francisco, California

March 28, 2011

THE GAP, INC.

CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,561	$2,348
Short-term investments	100	225
Merchandise inventory	1,620	1,477
Other current assets	645	614

Total current assets	3,926	4,664
Property and equipment, net	2,563	2,628
Other long-term assets	576	693

Total assets	$7,065	$7,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,049	$1,027
Accrued expenses and other current liabilities	996	1,063
Income taxes payable	50	41

Total current liabilities	2,095	2,131

Lease incentives and other long-term liabilities	890	963

Commitments and contingencies (see Notes 9 and 13)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 588 and 676 shares	55	55
Additional paid-in capital	2,939	2,935
Retained earnings	11,767	10,815
Accumulated other comprehensive income	185	155
Treasury stock, at cost (518 and 430 shares)	(10,866)	(9,069)

Total stockholders’ equity	4,080	4,891

Total liabilities and stockholders’ equity	$7,065	$7,985

See Accompanying Notes to Consolidated Financial Statements

36       GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2010	2009	2008
Net sales	$14,664	$14,197	$14,526
Cost of goods sold and occupancy expenses	8,775	8,473	9,079

Gross profit	5,889	5,724	5,447
Operating expenses	3,921	3,909	3,899

Operating income	1,968	1,815	1,548
Interest expense (reversal)	(8)	6	1
Interest income	(6)	(7)	(37)

Income before income taxes	1,982	1,816	1,584
Income taxes	778	714	617

Net income	$1,204	$1,102	$967

Weighted-average number of shares—basic	636	694	716
Weighted-average number of shares—diluted	641	699	719

Earnings per share—basic	$1.89	$1.59	$1.35
Earnings per share—diluted	$1.88	$1.58	$1.34

Cash dividends declared and paid per share	$0.40	$0.34	$0.34

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total	Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Shares	Amount
Balance at February 2, 2008	1,100	$55	$2,783	$9,223	$125	(366)	$(7,912)	$4,274
Net income				967				967	$967
Foreign currency translation, net of tax of $ —					(38)			(38)	(38)
Change in fair value of derivative financial instruments, net of tax of $14					15			15	15
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $13					21			21	21
Repurchases of common stock						(46)	(745)	(745)
Issuance of common stock and reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	5	—	51			1	24	75
Tax benefit from exercise of stock options and vesting of stock units			5					5
Share-based compensation, net of estimated forfeitures			56					56
Cash dividends				(243)				(243)

Balance at January 31, 2009	1,105	55	2,895	9,947	123	(411)	(8,633)	4,387	$965

Net income				1,102				1,102	$1,102
Foreign currency translation, net of tax of $(1)					59			59	59
Change in fair value of derivative financial instruments, net of tax benefit of $(12)					(18)			(18)	(18)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(6)					(9)			(9)	(9)
Repurchases of common stock						(24)	(510)	(510)
Issuance of common stock and reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	1	—	(18)			5	74	56
Tax benefit from exercise of stock options and vesting of stock units			(2)					(2)
Share-based compensation, net of estimated forfeitures			60					60
Cash dividends				(234)				(234)

Balance at January 30, 2010	1,106	55	2,935	10,815	155	(430)	(9,069)	4,891	$1,134

Net income				1,204				1,204	$1,204
Foreign currency translation, net of tax of $(6)					37			37	37
Change in fair value of derivative financial instruments, net of tax benefit of $(19)					(31)			(31)	(31)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $14					24			24	24
Repurchases of common stock						(96)	(1,956)	(1,956)
Reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes			(89)			8	159	70
Tax benefit from exercise of stock options and vesting of stock units			11					11
Share-based compensation, net of estimated forfeitures			82					82
Cash dividends				(252)				(252)

Balance at January 29, 2011	1,106	$55	$2,939	$11,767	$185	(518)	$(10,866)	$4,080	$1,234

See Accompanying Notes to Consolidated Financial Statements

38       GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$1,204	$1,102	$967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	648	655	653
Amortization of lease incentives	(86)	(82)	(85)
Share-based compensation	77	64	55
Tax benefit from exercise of stock options and vesting of stock units	11	(2)	5
Excess tax benefit from exercise of stock options and vesting of stock units	(11)	(4)	(6)
Non-cash and other items	55	16	61
Deferred income taxes	93	(50)	10
Changes in operating assets and liabilities:
Merchandise inventory	(127)	43	51
Other current assets and other long-term assets	(87)	83	34
Accounts payable	(7)	40	(4)
Accrued expenses and other current liabilities	(141)	(23)	(284)
Income taxes payable, net of prepaid and other tax-related items	66	64	(94)
Lease incentives and other long-term liabilities	49	22	49

Net cash provided by operating activities	1,744	1,928	1,412

Cash flows from investing activities:
Purchases of property and equipment	(557)	(334)	(431)
Proceeds from sale of property and equipment	—	1	1
Purchases of short-term investments	(475)	(350)	(75)
Maturities of short-term investments	600	125	251
Acquisition of business, net of cash acquired	—	—	(142)
Change in restricted cash	4	21	(1)
Change in other long-term assets	(1)	—	(1)

Net cash used for investing activities	(429)	(537)	(398)

Cash flows from financing activities:
Payments of long-term debt	—	(50)	(138)
Proceeds from issuance of short-term debt	6	—	—
Payments of short-term debt	(3)	—	—
Proceeds from share-based compensation, net of withholding tax payments	70	56	75
Repurchases of common stock	(1,959)	(547)	(705)
Excess tax benefit from exercise of stock options and vesting of stock units	11	4	6
Cash dividends paid	(252)	(234)	(243)

Net cash used for financing activities	(2,127)	(771)	(1,005)

Effect of foreign exchange rate fluctuations on cash	25	13	(18)

Net increase (decrease) in cash and cash equivalents	(787)	633	(9)
Cash and cash equivalents at beginning of period	2,348	1,715	1,724

Cash and cash equivalents at end of period	$1,561	$2,348	$1,715

Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$59	$37	$35

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1	$3	$17
Cash paid for income taxes during the period	$677	$702	$674

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

For the Fiscal Years Ended January 29, 2011, January 30, 2010, and January 31, 2009

Note 1. Organization and Summary of Significant Accounting Policies

Organization

The Gap, Inc., a Delaware Corporation, is a global specialty retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan, and beginning in November 2010, China and Italy. We also have franchise agreements with unaffiliated franchisees to operate stores in Asia, Australia, Europe, Latin America, and the Middle East under the Gap and Banana Republic brand names. Customers in the U.S. can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com. Beginning in fiscal 2010, customers in Canada can shop online at gapcanada.ca, oldnavy.ca, and bananarepublic.ca, customers in the United Kingdom and select European countries can shop online at gap.eu and bananarepublic.eu, customers in China can shop online at gap.cn, and customers in select international countries can shop online at gap.com, oldnavy.com, bananarepublic.com, piperlime.com, and athleta.com.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries (the “Company,” “we,” and “our”). All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years ended January 29, 2011 (fiscal 2010), January 30, 2010 (fiscal 2009), and January 31, 2009 (fiscal 2008) consisted of 52 weeks.

Issuance of common stock and reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes have been combined for fiscal 2009 and 2008 in the Consolidated Statements of Stockholders’ Equity to conform to fiscal 2010 presentation.

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

Cash and Cash Equivalents and Short-Term Investments

Amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days are classified as cash. The banks process the majority of these amounts within one to two business days.

All highly liquid investments with maturities of 91 days or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities of greater than 91 days and less than one year from the balance sheet date are classified as short-term investments. Our cash equivalents and short-term investments are placed primarily in money market funds, domestic commercial paper, U.S. treasury bills, and bank deposits, and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. These investments are stated at amortized cost, which approximates market value due to their short maturities. Income related to these securities is recorded in interest income in the Consolidated Statements of Income.

Restricted Cash

Restricted cash consists primarily of cash that serves as collateral for our insurance obligations. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a

40       GAP INC. FORM 10-K

long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in long-term assets. Otherwise, restricted cash is included in current assets in the Consolidated Balance Sheets.

Merchandise Inventory

We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method. We record an adjustment when future estimated selling price is less than cost. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in the Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or lease incentives and other long-term liabilities.

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period when the underlying transaction occurs. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and reclassified into income in the same period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income.

For derivative financial instruments not designated as hedging instruments, the gain or loss on the derivative financial instruments is recorded in operating expenses in the Consolidated Statements of Income.

Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

See Note 6 of Notes to Consolidated Financial Statements.

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

Lease Rights and Key Money

Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can potentially be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Lease rights and key money are recorded at cost and are amortized over the corresponding lease term. Lease rights and key money are recorded in other long-term assets in the Consolidated Balance Sheets, net of related amortization.

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

Revenue Recognition

We recognize revenue and the related cost of goods sold at the time the products are received by the customers. Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. For sales from our online and catalog business, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment. Deferred revenue related to online and catalog sales was $6 million and $5 million as of January 29, 2011 and January 30, 2010, respectively. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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

Classification of Expenses

Cost of goods sold and occupancy expenses include:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

42       GAP INC. FORM 10-K

•	freight charges;

•	shipping and handling costs;

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions.

Operating expenses include:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	marketing;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for corporate facilities; and

•	other expense (income).

The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies. Merchandise handling and receiving expenses and distribution center general and administrative expenses recorded in operating expenses were $226 million, $237 million, and $253 million in fiscal 2010, 2009, and 2008, respectively.

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

The impairment review of goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount. A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed our reporting unit of goodwill to be our Direct operating segment, which is the level at which segment management regularly reviews operating results and makes resource allocation decisions. The fair value of the reporting unit used to test goodwill for impairment is estimated using the income approach. This approach requires assumptions and judgment, including forecasting future sales and expenses.

Effective February 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 141(R), “Business Combinations” (currently FASB Accounting Standards Codification (“ASC”) 805). The adoption of SFAS 141(R) did not have a material impact on our reporting unit determination.

The trade name is considered impaired if the estimated fair value of the trade name is less than the carrying value. If the trade name is considered impaired, we recognize a loss equal to the difference between the carrying value and the estimated fair value of the trade name. The fair value of the trade name is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales, expenses, discount rates, and royalty rates.

Goodwill and the trade name are recorded in other long-term assets in the Consolidated Balance Sheets.

Lease Losses

The decision to close a store, corporate facility, or distribution center can result in accelerated depreciation and amortization over the revised remaining useful lives of the associated long-lived assets. In addition, upon exiting

44       GAP INC. FORM 10-K

leased premises, we record a charge and corresponding lease loss reserve equal to the incremental amount of the present value of the net future obligation greater than the remaining rent-related deferred balances. The net future obligation is determined as the remaining contractual rent obligations less the amount for which we are able to or expect to be able to sublease the properties. We estimate the amount for which we expect to be able to sublease the properties based on the status of our efforts to sublease vacant office space and stores, a review of real estate market conditions, our projections for sublease income, and our assumptions regarding sublease commencement.

Pre-Opening Costs

Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and payroll expenses incurred prior to the opening of a new store, are expensed in the period in which they occur.

Advertising

Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $516 million, $513 million, and $435 million in fiscal 2010, 2009, and 2008, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

Prepaid catalog expense consists of the cost to prepare, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is approximately one to five months.

Share-Based Compensation

Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options which requires the input of subjective assumptions regarding expected term, expected volatility, dividend yield, and risk-free interest rate. For units granted whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”), the fair value is determined based on the Company’s stock price on the date of grant less future expected dividends during the vesting period. For stock options and Stock Units, we recognize share-based compensation cost net of estimated forfeitures and revise the estimates in subsequent periods if actual forfeitures differ from the estimates. We estimate the forfeiture rate based on historical experience as well as expected future behavior. The expense is recorded primarily in operating expenses in the Consolidated Statements of Income over the period during which the employee is required to provide service in exchange for stock options and Stock Units. See Note 8 of Notes to Consolidated Financial Statements.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote. Based on our historical information, three years after the gift card, gift certificate, or credit voucher is issued, we can determine the portion of the liability where redemption is remote. When breakage is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Our gift cards, gift certificates, and credit vouchers do not have expiration dates. Beginning in the third quarter of fiscal 2009, we changed our estimate of the elapsed time for recording breakage income associated with unredeemed gift certificates and credit vouchers to three years from our prior estimate of five years. This change in estimate did not have a material impact on the Consolidated Statement of Income for fiscal 2009.

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

Earnings per Share

Basic earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period plus common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive. Stock options and other stock awards that contain performance conditions are not included in the calculation of common stock equivalents until performance conditions have been achieved.

Foreign Currency Translation

Our international subsidiaries primarily use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using the monthly average exchange rates in effect for the period in which the transactions occur. The resulting gains and losses from translation are recorded in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income. The amounts of net foreign exchange gains and losses included in the Consolidated Statements of Income were as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
Foreign exchange loss	$(3)	$(6)	$(13)

The foreign exchange losses above included amounts for changes in the fair value and the settlements of certain derivative financial instruments as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
Gain (loss) for changes in the fair value and the settlements of certain derivative financial instruments	$(2)	$(4)	$51

46       GAP INC. FORM 10-K

Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of OCI consist of foreign currency translation gains and losses, net of tax, changes in the fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

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

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties related to unrecognized tax benefits in operating expenses in the Consolidated Statements of Income. See Note 10 of Notes to Consolidated Financial Statements.

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

Note 2. Additional Financial Statement Information

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments consist of the following:

($ in millions)	January 29, 2011	January 30, 2010
Cash	$957	$1,279

Domestic commercial paper	75	590
Bank certificates of deposit and time deposits	529	479

Cash equivalents (original maturities of 91 days or less)	604	1,069

Cash and cash equivalents	$1,561	$2,348

U.S. treasury bills	$—	$50
Bank certificates of deposit and time deposits	100	175

Short-term investments (original maturities of greater than 91 days)	$100	$225

We did not record any impairment charges on our cash equivalents and short-term investments in fiscal 2010, 2009, or 2008.

Other Current Assets

Other current assets consist of the following:

($ in millions)	January 29, 2011	January 30, 2010
Accounts receivable	$205	$150
Current portion of deferred tax assets	190	193
Prepaid minimum rent and occupancy expenses	142	140
Restricted cash	7	18
Prepaid catalog expenses	3	1
Derivative financial instruments	2	7
Other	96	105

Other current assets	$645	$614

No other individual items accounted for greater than five percent of total current assets as of January 29, 2011 or January 30, 2010.

Beginning in fiscal 2010, we included restricted cash in other current assets in the Consolidated Balance Sheets. Accordingly, restricted cash of $18 million as of January 30, 2010 has been included in other current assets to conform to the current period presentation.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 29, 2011	January 30, 2010
Leasehold improvements	$3,066	$3,013
Furniture and equipment	2,431	2,417
Land, buildings, and building improvements	1,093	1,086
Software	909	832
Construction-in-progress	74	79

Property and equipment, at cost	7,573	7,427
Less: Accumulated depreciation	(5,010)	(4,799)

Property and equipment, net of accumulated depreciation	$2,563	$2,628

Depreciation expense for property and equipment was $639 million, $643 million, and $643 million for fiscal 2010, 2009, and 2008, respectively.

No interest related to assets under construction was capitalized in fiscal 2010 and 2009. Interest of $8 million related to assets under construction was capitalized in fiscal 2008.

We recorded a charge for the impairment of long-lived assets related to our Stores reportable segment of $8 million, $14 million, and $5 million for fiscal 2010, 2009, and 2008, respectively, which is recorded in operating expenses in the Consolidated Statements of Income.

48       GAP INC. FORM 10-K

Other Long-Term Assets

Other long-term assets consist of the following:

($ in millions)	January 29, 2011	January 30, 2010
Long-term tax-related assets	$259	$392
Goodwill	99	99
Trade name	54	54
Deferred compensation plan assets	27	21
Lease rights and key money, net of accumulated amortization of $140 and $137	20	26
Restricted cash	11	4
Intangible assets subject to amortization, net of accumulated amortization of $12 and $8	3	7
Derivative financial instruments	2	1
Other	101	89

Other long-term assets	$576	$693

See Note 3 of Notes to Consolidated Financial Statements for goodwill, the trade name, and intangible assets subject to amortization.

Both the cost and accumulated amortization of lease rights and key money are impacted by fluctuations in foreign currency rates. Amortization expense associated with lease rights and key money was $5 million, $6 million, and $8 million in fiscal 2010, 2009, and 2008, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 29, 2011	January 30, 2010
Accrued compensation and benefits	$280	$340
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	233	244
Short-term deferred rent and tenant allowances	99	105
Workers’ compensation liability	50	46
Derivative financial instruments	35	27
Accrued advertising	25	29
General insurance liability	22	23
Sales return allowance	22	22
Credit card reward certificates liability	17	16
Other	213	211

Accrued expenses and other current liabilities	$996	$1,063

No other individual items accounted for greater than five percent of total current liabilities as of January 29, 2011 or January 30, 2010.

Lease Incentives and Other Long-Term Liabilities

Lease incentives and other long-term liabilities consist of the following:

($ in millions)	January 29, 2011	January 30, 2010
Long-term deferred rent and tenant allowances	$717	$716
Long-term tax-related liabilities	100	181
Asset retirement obligations	37	33
Deferred compensation plan liabilities	27	22
Derivative financial instruments	2	—
Other	7	11

Lease incentives and other long-term liabilities	$890	$963

The activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency rates. The activity was not material for fiscal 2010 or 2009.

Accumulated Other Comprehensive Income

Accumulated OCI consists of the following:

($ in millions)	January 29, 2011	January 30, 2010
Foreign currency translation, net of tax	$205	$168
Accumulated changes in fair value of derivative financial instruments, net of tax	(20)	(13)

Accumulated other comprehensive income	$185	$155

Sales Return Allowance

A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 29, 2011	January 30, 2010	January 31, 2009
Balance at beginning of fiscal year	$22	$21	$22
Additions	712	698	700
Returns	(712)	(697)	(701)

Balance at end of fiscal year	$22	$22	$21

Note 3. Acquisition, Goodwill, and Intangible Assets

On September 28, 2008, we acquired all of the outstanding capital stock of Athleta Inc., a women’s sports and active apparel company based in Petaluma, California, for an aggregate purchase price of $148 million in cash, including transaction costs. The acquisition allows us to enhance our presence in the growing women’s active apparel sector. The results of operations for Athleta are included in the Consolidated Statements of Income beginning September 29, 2008. The impact of the acquisition on the Company’s results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

The purchase price was allocated as follows as of September 28, 2008:

($ in millions)
Goodwill	$99
Trade name	54
Intangible assets subject to amortization	15
Net liabilities assumed	(20)

Total purchase price	$148

All of the assets above have been allocated to the Direct reportable segment. None of the goodwill acquired is deductible for tax purposes.

During fiscal 2010 and 2009, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years and are as follows:

($ in millions)	January 29, 2011	January 30, 2010
Gross carrying amount	$15	$15
Less: Accumulated amortization	(12)	(8)

Intangible assets subject to amortization, net of accumulated amortization	$3	$7

50       GAP INC. FORM 10-K

Amortization expense for intangible assets subject to amortization was $4 million, $6 million, and $2 million for fiscal 2010, 2009, and 2008, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

As of January 29, 2011, future amortization expense for intangible assets subject to amortization is $2 million and $1 million for fiscal 2011 and 2012, respectively. Subsequent to fiscal 2012, there will be no amortization expense for existing intangible assets subject to amortization.

During the fourth quarter of fiscal 2010, we completed our annual impairment testing of our goodwill and the trade name and did not recognize any impairment charges.

Note 4. Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. In September 2010, we amended and extended one of our $100 million letter of credit agreements and concurrently terminated our second $100 million letter of credit agreement. As of January 29, 2011, we had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of January 29, 2011, we had $1 million in trade letters of credit issued under this letter of credit agreement.

We also have a $500 million, five-year, unsecured revolving credit facility scheduled to expire in August 2012 (the “Facility”). The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the London Interbank Offered Rate) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 29, 2011, there were no borrowings under the Facility. The net availability of the Facility, reflecting $49 million of outstanding standby letters of credit, was $451 million as of January 29, 2011.

The Facility and letter of credit agreement contain financial and other covenants, including but not limited to limitations on liens and subsidiary debt as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are available for borrowings, overdraft borrowings, and issuance of bank guarantees. The 196 million Chinese yuan (approximately $30 million as of January 29, 2011) China Facilities are scheduled to expire in August 2011. As of January 29, 2011, there were borrowings of $3 million (18 million Chinese yuan) at an interest rate of 5.08 percent. The net availability of the China Facilities, reflecting these borrowings, was approximately $27 million (178 million Chinese yuan) as of January 29, 2011. The China Facility agreements do not contain any covenants.

Note 5. Fair Value Measurements

Effective January 31, 2010, we adopted enhanced disclosure requirements for fair value measurements. There were no transfers into or out of level 1 and level 2 for fiscal 2010.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$604	$—	$604	$—
Short-term investments	100	—	100	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	27	27	—	—

Total	$735	$27	$708	$—

Liabilities:
Derivative financial instruments	$37	$—	$37	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,069	$—	$1,069	$—
Short-term investments	225	50	175	—
Derivative financial instruments	9	—	9	—
Deferred compensation plan assets	21	21	—	—

Total	$1,324	$71	$1,253	$—

Liabilities:
Derivative financial instruments	$27	$—	$27	$—

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

In addition, we have highly liquid investments classified as cash equivalents and short-term investments. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The January 30, 2010 fair value table has been updated to include cash equivalents and short term investments in level 2.

52       GAP INC. FORM 10-K

Nonfinancial Assets

As discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a charge for the impairment of long-lived assets of $8 million and $14 million for fiscal 2010 and 2009, respectively, which was recorded in operating expenses in the Consolidated Statement of Income. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $12 million and $16 million to their fair value of $4 million and $2 million during fiscal 2010 and 2009, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.

As discussed in Note 3 of Notes to Consolidated Financial Statements, there were no impairment charges recorded for goodwill or the trade name for fiscal 2010 and 2009.

Note 6. Derivative Financial Instruments

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

There were no material amounts recorded in income for fiscal 2010, 2009, or 2008 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in income for fiscal 2010, 2009, or 2008 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts

As of January 29, 2011 and January 30, 2010, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	January 29, 2011	January 30, 2010
U.S. dollars	$1,025	$671
British pounds	£54	£21

As of January 29, 2011 and January 30, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and Canadian subsidiaries in the following notional amounts:

(notional amounts in millions)	January 29, 2011		January 30, 2010
Japanese yen		¥3,000		¥2,000
Canadian dollars	C$	—	C$	81

As of January 29, 2011 and January 30, 2010, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	January 29, 2011	January 30, 2010
U.S. dollars	$12	$24
British pounds	£—	£2
Japanese yen	¥3,238	¥3,238

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 29, 2011 or January 30, 2010.

54       GAP INC. FORM 10-K

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	January 29, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	2	Lease incentives and other long-term liabilities	2

Total derivatives designated as cash flow hedges		2		32

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		5

Total derivative instruments		$4		$37

	January 30, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$5	Accrued expenses and other current liabilities	$23
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		6		23

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		2		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		1		4

Total derivative instruments		$9		$27

Substantially all of the unrealized gains and losses from designated cash flow hedges as of January 29, 2011 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of January 29, 2011 shown above.

See Note 5 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Fiscal Year
($ in millions)	2010	2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(50)	$(33)
Cross-currency interest rate swap	—	3

	$(50)	$(30)

56       GAP INC. FORM 10-K

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Fiscal Year
($ in millions)	2010	2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts—Cost of goods sold and occupancy expenses	$(33)	$17
Foreign exchange forward contracts—Operating expenses	(5)	(3)
Cross-currency interest rate swap—Operating expenses	—	1

	$(38)	$15

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)
	Fiscal Year
($ in millions)	2010	2009
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$(5)	$—

	Amount and Location of Gain Recognized in Income on Derivatives
	Fiscal Year
($ in millions)	2010	2009
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts—Operating expenses	$8	$35

For fiscal years 2010 and 2009, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

Note 7. Common Stock

Common and Preferred Stock

The Company is authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 29, 2011.

The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 29, 2011.

Share Repurchases

Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2010	2009	2008
Number of shares repurchased	96	24	46
Total cost	$1,956	$510	$745
Average per share cost including commissions	$20.44	$21.30	$16.36

In February 2008, our Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of fiscal 2009. In November 2009, the Board of Directors authorized an additional $500 million for share repurchases, which was fully utilized by the end of March 2010. In connection with these authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During fiscal 2010, 2009, and 2008, approximately 0.5 million, 1.9 million, and 7.2 million shares, respectively, were repurchased for $10 million, $40 million, and $117 million, respectively, from the Fisher family subject to these agreements.

In February 2010, we announced that the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of August 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million for share repurchases, of which $711 million was utilized through January 29, 2011. In February 2011, we announced that the Board of Directors authorized an additional $2 billion for share repurchases. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

All of the share repurchases were paid for as of January 29, 2011. As of January 30, 2010, all of the share repurchases were paid for except $3 million that was payable to Fisher family members.

Note 8. Share-Based Compensation

Share-based compensation expense recognized in the Consolidated Statements of Income, primarily in operating expenses, is as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
Stock units	$59	$51	$39
Stock options	14	9	12
Employee stock purchase plan	4	4	4

Share-based compensation expense	77	64	55
Less: Income tax benefit	(31)	(25)	(21)

Share-based compensation expense, net of tax	$46	$39	$34

No material share-based compensation expense was capitalized in fiscal 2010, 2009, and 2008.

Other than the stock option modification noted below, there were no other material modifications made to our outstanding stock options and other stock awards in fiscal 2010, 2009, and 2008.

General Description of Stock Option and Other Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996 and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was further amended and restated on August 20, 2008. Under the 2006 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or with initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”). There were 123,341,342 shares authorized for issuance under the 1996 Plan.

The 2002 Stock Option Plan (the “2002 Plan”) was established on January 1, 1999. On May 9, 2006, the 2002 Plan was discontinued, and only those awards then outstanding continue to be subject to the terms of the 2002 Plan under which they were granted. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees. There were 78,500,000 shares authorized for issuance under the 2002 Plan. Upon discontinuation of the 2002 Plan, 40,225,653 shares were rolled over to the 2006 Plan. As a number of outstanding awards from the 2002 Plan have since expired or been forfeited, as of January 29, 2011, there were 13,188,507 shares available under the 2002 Plan.

58       GAP INC. FORM 10-K

Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employee’s retirement or death, if earlier. Stock options generally vest over a four year period, with shares becoming exercisable in equal annual installments of 25 percent. Stock Units generally vest over a period of three to four years in equal annual installments.

Beginning in the second quarter of fiscal 2009, all shares related to stock options and other stock awards are issued from treasury stock.

Stock Option and Other Stock Award Modification

In February 2007, the Committee approved the modification of certain stock options and other stock awards held by designated employees such that at the time of an involuntary termination without cause, any outstanding, unvested time-based options or other stock awards scheduled to vest within a defined time frame would be accelerated. No material amounts were recognized in fiscal 2009 or 2008 as a result of the modification. The modification clause expired in February 2009.

Stock Units

Under the 2006 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. In some cases, vesting is subject to the attainment of a pre-determined financial target (“Performance Shares”). Performance Shares generally vest over a period of three to four years.

At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis based on the grant-date fair value and the probability that the pre-determined financial target will be achieved.

A summary of Stock Unit activity under the 2006 Plan for fiscal 2010 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance at January 30, 2010	11,407,311	$19.08
Granted	3,431,422	$21.86
Granted, with vesting subject to performance conditions	603,468	$21.72
Vested	(3,375,145)	$17.22
Forfeited	(1,054,428)	$19.01

Balance at January 29, 2011	11,012,628	$19.20

A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2010	2009	2008
Weighted-average fair value per share of Stock Units granted	$21.84	$11.40	$18.15
Grant-date fair value of Stock Units vested (in millions)	$58	$45	$28

The aggregate intrinsic value of unvested Stock Units at January 29, 2011 was $211 million.

At January 29, 2011, there was $59 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.25 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

Stock Units Based on Performance Metrics

Under the 2006 Plan, some Stock Units are granted to certain employees only after the achievement of pre-determined performance metrics. Once the Stock Unit is granted, vesting is then subject to continued service by the employee, and expense is recognized over a period of three years on an accelerated basis.

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

Out of 3,431,422, 4,992,213, and 4,048,873 Stock Units granted in fiscal 2010, 2009, and 2008, respectively, 930,081, 703,146, and 600,544 Stock Units, respectively, were granted based on satisfaction of performance metrics.

At January 29, 2011 and January 30, 2010, the liability related to potential Stock Units based on performance metrics was $1 million and $6 million, respectively, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Stock Options

We have stock options outstanding under the 2006 Plan and 2002 Plan. Vesting is generally based on four years of continued service by the employee, with 25 percent vesting on each of the four anniversary dates.

The fair value of stock options issued during fiscal 2010, 2009, and 2008 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2010	2009	2008
Expected term (in years)	4.8	5.0	4.7
Expected volatility	29.0%	51.3%	38.3%
Dividend yield	1.8%	1.9%	1.7%
Risk-free interest rate	2.7%	1.9%	2.5%

A summary of stock option activity under the 2006 Plan and 2002 Plan for fiscal 2010 is as follows:

	Shares	Weighted- Average Exercise Price
Balance at January 30, 2010	30,476,662	$19.79
Granted	2,384,553	$22.93
Exercised	(4,212,894)	$18.47
Forfeited/Expired	(4,478,998)	$29.77

Balance at January 29, 2011	24,169,323	$18.48

A summary of additional information about stock options is as follows:

	Fiscal Year
	2010	2009	2008
Weighted-average fair value per share of stock options granted	$5.57	$4.86	$5.99
Aggregate intrinsic value of stock options exercised (in millions)	$19	$14	$19
Fair value of stock options vested (in millions)	$15	$14	$17

60       GAP INC. FORM 10-K

Information about stock options outstanding, vested or expected to vest, and exercisable at January 29, 2011, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares at January 29, 2011	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares at January 29, 2011	Weighted- Average Exercise Price
$ 5.03 - $14.27	4,853,839	4.86	$12.62	2,863,280	$13.18
$14.29 - $17.84	4,874,692	5.16	$16.90	3,481,790	$17.06
$17.94 - $19.68	5,502,783	6.62	$19.25	2,712,947	$19.21
$19.70 - $21.63	4,886,950	3.46	$21.27	4,700,357	$21.29
$21.66 - $33.90	4,051,059	6.54	$23.00	1,845,506	$22.92

	24,169,323	5.32	$18.48	15,603,880	$18.69

Vested or expected to vest at January 29, 2011	20,844,767	5.00	$18.57

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable at January 29, 2011 was $44 million, $37 million, and $25 million, respectively. Stock options exercisable at January 29, 2011 had a weighted-average remaining contractual life of four years.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase period. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,301,167, 1,574,464, and 1,543,827 shares issued under the ESPP during fiscal 2010, 2009, and 2008, respectively. At January 29, 2011, there were 7,383,659 shares reserved for future issuances under the ESPP.

Note 9. Leases

We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2031. Most store leases are for a five year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.

We also lease certain equipment under operating leases that expire at various dates through 2014.

The aggregate minimum non-cancelable annual lease payments under leases in effect on January 29, 2011, are as follows:

($ in millions)
Fiscal Year
2011	$997
2012	841
2013	710
2014	602
2015	483
Thereafter	1,483

Total minimum lease commitments	$5,116

The total minimum lease commitment amount above does not include minimum sublease rent income of $50 million receivable in the future under non-cancelable sublease agreements.

Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
Minimum rent expense	$1,009	$973	$992
Contingent rent expense	125	135	126
Less: Sublease income	(5)	(2)	(4)

Total	$1,129	$1,106	$1,114

In addition to rent expense related to our store premises, corporate facilities, and distribution centers as noted above, we had rent expense related to equipment under operating leases of $3 million, $4 million, and $5 million for fiscal 2010, 2009, and 2008, respectively.

We had lease loss reserves of $10 million and $13 million as of January 29, 2011 and January 30, 2010, respectively. Lease losses are recorded in operating expenses in the Consolidated Statements of Income and were $3 million, $6 million, and $8 million for fiscal 2010, 2009, and 2008, respectively. Remaining lease payments associated with our lease loss reserve are expected to be paid over the various remaining lease terms through 2021. Based on our current assumptions as of January 29, 2011, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $20 million for the remaining lease terms.

Note 10. Income Taxes

For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
United States	$1,686	$1,511	$1,209
Foreign	296	305	375

Income before income taxes	$1,982	$1,816	$1,584

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2010	2009	2008
Current:
Federal	$476	$572	$440
State	75	78	43
Foreign	134	114	124

Total current	685	764	607

Deferred:
Federal	94	(43)	5
State	(5)	(10)	5
Foreign	4	3	—

Total deferred	93	(50)	10

Total provision	$778	$714	$617

The foreign component of pre-tax income before elimination of intercompany transactions in fiscal 2010, 2009, and 2008 was $296 million, $305 million, and $375 million, respectively. Except where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries when we intend to utilize those earnings in foreign operations for an indefinite period of time. Such undistributed earnings of foreign subsidiaries as of January 29, 2011 and January 30, 2010 were approximately $1.3 billion and $1.1

62       GAP INC. FORM 10-K

billion, respectively. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of January 29, 2011 and January 30, 2010 would have been approximately $194 million and $148 million, respectively. During fiscal 2010, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that approximately $100 million was in excess of the amount we expect to utilize in our foreign operations for an indefinite period of time, and accordingly, recorded the related tax expense of $7 million in fiscal 2010.

The difference between the effective income tax rate and the U.S. federal income tax rate is as follows:

	Fiscal Year
	2010	2009	2008
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.6	3.7	3.5
Tax impact of foreign operations	2.0	1.4	1.7
Other	(1.3)	(0.8)	(1.2)

Effective tax rate	39.3%	39.3%	39.0%

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 29, 2011	January 30, 2010
Deferred tax assets:
Deferred rent	$114	$113
Accrued payroll and related benefits	53	98
Nondeductible accruals	59	72
Inventory capitalization and other adjustments	64	64
Depreciation	39	74
State and foreign net operating losses (“NOLs”)	35	32
Fair value of derivative financial instruments included in accumulated OCI	8	8
Other	100	93

Total deferred tax assets	472	554
NOL valuation allowance	(32)	(23)
Total deferred tax liabilities	(19)	(18)

Net deferred tax assets	$421	$513

Current portion (included in other current assets)	$190	$193
Non-current portion (included in other long-term assets)	231	320

Total	$421	$513

At January 29, 2011 we had approximately $60 million state and $121 million foreign NOL carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax effected NOL was approximately $4 million for state and $31 million for foreign as of January 29, 2011. We provided a valuation allowance of approximately $1 million and $31 million against the deferred tax asset related to the state and foreign NOLs, respectively. The state losses expire between fiscal 2022 and fiscal 2023, approximately $111 million of the foreign losses expire between fiscal 2011 and fiscal 2018, and $10 million of the foreign losses do not expire.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
Balance at beginning of fiscal year	$132	$131	$123
Increases related to current year tax positions	10	1	6
Prior year tax positions:
Increases	15	38	69
Decreases	(74)	(17)	(43)
Cash settlements	(4)	(21)	(8)
Expiration of statute of limitations	(14)	(6)	(11)
Foreign currency translation	2	6	(5)

Balance at end of fiscal year	$67	$132	$131

Of the $67 million, $132 million, and $131 million of total unrecognized tax benefits at January 29, 2011, January 30, 2010, and January 31, 2009, respectively, approximately $5 million, $15 million, and $33 million (net of the federal benefit on state issues), respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. During fiscal 2010, an interest expense reversal of $15 million was recognized in the Consolidated Statements of Income. During fiscal 2009, interest expense of $2 million was recognized in the Consolidated Statements of Income. During fiscal 2008, an interest expense reversal of $9 million was recognized in the Consolidated Statement of Income. As of January 29, 2011 and January 30, 2010, the Company had total accrued interest related to the unrecognized tax benefits of $21 million and $20 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of January 29, 2011 and January 30, 2010.

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2007, and with few exceptions, we are no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2001.

The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of January 29, 2011, the Company does not anticipate any significant changes in unrecognized tax benefits within the subsequent 12 months.

As of January 30, 2010, the Company anticipated it was reasonably possible that we would recognize a decrease in unrecognized tax benefits of up to $50 million within the subsequent 12 months, primarily due to the filing of a U.S. federal income tax accounting method change application and the resolution of the Internal Revenue Service’s (“IRS”) review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004. During fiscal 2010, total gross unrecognized tax benefits decreased by $65 million.

Note 11. Employee Benefit Plans

We have a qualified defined contribution retirement plan called GapShare, which is available to employees who meet certain age and service requirements. This plan permits employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the plan, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our contributions to GapShare were $36 million, $35 million, and $34 million in fiscal 2010, 2009, and 2008, respectively.

We maintain a deferred compensation plan that allows eligible employees to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the deferred compensation plan. The fair value of the Company’s deferred compensation plan assets is determined based on quoted market prices. As of January 29, 2011 and January 30, 2010, the assets related to the deferred compensation plan were $27 million and $21 million, respectively, and were recorded in other long-term assets in the Consolidated

64       GAP INC. FORM 10-K

Balance Sheets. As of January 29, 2011 and January 30, 2010, the corresponding liabilities relating to the deferred compensation plan were $27 million and $22 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our contributions to the deferred compensation plan in fiscal 2010, 2009, and 2008 were not material.

Note 12. Earnings per Share

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2010	2009	2008
Weighted-average number of shares—basic	636	694	716
Common stock equivalents	5	5	3

Weighted-average number of shares—diluted	641	699	719

The above computations of weighted-average number of shares—diluted exclude 11 million, 25 million, and 31 million shares related to stock options and other stock awards for fiscal 2010, 2009, and 2008, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 13. Commitments and Contingencies

In January 2006, we entered into a non-exclusive services agreement with IBM to operate certain aspects of our information technology infrastructure. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM under a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $118 million, $120 million, and $134 million to IBM for fixed charges during fiscal 2010, 2009, and 2008, respectively. Based on the current projection of service needs, we expect to pay approximately $486 million to IBM over the remaining term of the contract.

We have assigned certain store and corporate facility leases to third parties as of January 29, 2011. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $21 million as of January 29, 2011. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. There was no liability recorded for the guarantees as of January 29, 2011. As of January 30, 2010, the carrying amount of the liability related to the guarantees was approximately $2 million.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of January 29, 2011. We are currently in the process of winding down our participation in the reinsurance pool.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 29, 2011, actions filed against us included commercial, intellectual property, customer, employment, data privacy, and securities related claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. As of January 29, 2011 and January 30, 2010, we recorded a liability for the estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The amount of liability as of January 29, 2011 and January 30, 2010 was not material for any individual Action or in total. Subsequent to January 29, 2011, no information has become available that indicates our estimate is materially misstated.

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

Note 14. Segment Information

We identify our operating segments according to how our business activities are managed and evaluated. All of our operating segments sell a group of similar products – apparel, accessories, and personal care products. We have two reportable segments:

•

Stores – The Stores reportable segment includes the results of the retail stores for Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because we believe the operating segments have similar economic characteristics.

•

Direct – The Direct operating segment includes the results for our online brands, both domestic and international. Due to the different distribution method associated with the Direct operating segment, Direct is considered a reportable segment.

The accounting policies for each of our operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) Fiscal Year 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$3,454	$4,945	$2,084	$—	$10,483	71%
Canada	341	427	190	—	958	7
Europe	703	—	36	47	786	5
Asia	872	—	118	59	1,049	7
Other regions	—	—	—	89	89	1

Total Stores reportable segment	5,370	5,372	2,428	195	13,365	91
Direct reportable segment (2)	365	533	155	246	1,299	9

Total	$5,735	$5,905	$2,583	$441	$14,664	100%

Sales Growth	2%	2%	5%	34%	3%

66       GAP INC. FORM 10-K

($ in millions) Fiscal Year 2009	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$3,508	$4,949	$2,034	$—	$10,491	74%
Canada	312	386	162	—	860	6
Europe	683	—	24	36	743	5
Asia	774	—	106	48	928	7
Other regions	—	—	—	57	57	—

Total Stores reportable segment	5,277	5,335	2,326	141	13,079	92
Direct reportable segment (2)	324	473	134	187	1,118	8

Total	$5,601	$5,808	$2,460	$328	$14,197	100%

Sales Growth (Decline)	(6)%	2%	(7)%	46%	(2)%

($ in millions) Fiscal Year 2008	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$3,840	$4,840	$2,221	$—	$10,901	75%
Canada	329	392	146	—	867	6
Europe	724	—	23	33	780	6
Asia	732	—	101	47	880	6
Other regions	—	—	—	68	68	—

Total Stores reportable segment	5,625	5,232	2,491	148	13,496	93
Direct reportable segment (2)	333	475	145	77	1,030	7

Total	$5,958	$5,707	$2,636	$225	$14,526	100%

Sales Growth (Decline)	(5)%	(14)%	(3)%	84%	(8)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	In July 2010, we began selling products online to customers in select countries outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. In August 2010, we began selling products online to customers in select countries outside the U.S. utilizing our own logistics and fulfillment capabilities. For fiscal 2010, there was $42 million of online sales that were shipped from distribution centers located outside the U.S. For fiscal 2009 and 2008, there were no amounts related to online sales that were shipped from distribution centers located outside the U.S.

(3)	Other includes our wholesale business, franchise business, Piperlime, and beginning September 2008, Athleta.

Gap and Banana Republic outlet retail sales are reflected within the respective results of each brand.

Financial Information for Reportable Segments

Operating income is the primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the performance of each operating segment. It is defined as income before interest expense, interest income, and income taxes. Corporate expenses are allocated to each operating segment and recorded in operating income on a rational and systematic basis.

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

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
Operating income:
Stores	$1,666	$1,563	$1,338
Direct (1)	302	252	210

Operating income	$1,968	$1,815	$1,548

Depreciation and amortization expense:
Stores	$584	$589	$602
Direct (2)	64	66	51

Depreciation and amortization expense	$648	$655	$653

Purchases of property and equipment:
Stores	$391	$228	$303
Direct	55	42	47
Unallocated	111	64	81

Purchases of property and equipment	$557	$334	$431

	Fiscal Year
($ in millions)	2010	2009
Segment assets:
Stores	$3,264	$3,124
Direct	545	488
Unallocated	3,256	4,373

Total assets	$7,065	$7,985

(1)	Included in Direct’s operating income is $46 million, $47 million, and $40 million of net allocated corporate expenses for fiscal 2010, 2009, and 2008, respectively.

(2)	Recorded in Direct’s depreciation and amortization expense is $9 million, $9 million, and $8 million of net allocated corporate depreciation and amortization expense for fiscal 2010, 2009, and 2008, respectively.

Long-lived assets located in the U.S. and in foreign locations are as follows:

($ in millions)	January 29, 2011	January 30, 2010
U.S. (1)	$2,312	$2,420
Foreign	596	581

Total long-lived assets	$2,908	$3,001

(1)	U.S. includes the United States and Puerto Rico.

68       GAP INC. FORM 10-K

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales generated in the U.S. and in foreign locations are as follows:

	Fiscal Year
($ in millions)	2010	2009	2008
U.S. (1)	$11,740	$11,609	$11,931
Foreign	2,924	2,588	2,595

Total net sales	$14,664	$14,197	$14,526

(1)	U.S. includes the United States and Puerto Rico.

Note 15. Quarterly Information (Unaudited)

The following quarterly data are derived from our Consolidated Statements of Income:

($ in millions except per share amounts)	13 Weeks Ended May 1, 2010	13 Weeks Ended July 31, 2010	13 Weeks Ended October 30, 2010	13 Weeks Ended January 29, 2011	52 Weeks Ended January 29, 2011 (fiscal year 2010)
Net sales	$3,329	$3,317	$3,654	$4,364	$14,664
Gross profit	$1,401	$1,314	$1,505	$1,669	$5,889
Net income	$302	$234	$303	$365	$1,204
Earnings per share—basic (1)	$0.45	$0.36	$0.49	$0.60	$1.89
Earnings per share—diluted (1)	$0.45	$0.36	$0.48	$0.60	$1.88

($ in millions except per share amounts)	13 Weeks Ended May 2, 2009	13 Weeks Ended August 1, 2009	13 Weeks Ended October 31, 2009	13 Weeks Ended January 30, 2010	52 Weeks Ended January 30, 2010 (fiscal year 2009)
Net sales	$3,127	$3,245	$3,589	$4,236	$14,197
Gross profit	$1,239	$1,288	$1,524	$1,673	$5,724
Net income	$215	$228	$307	$352	$1,102
Earnings per share—basic (1)	$0.31	$0.33	$0.44	$0.51	$1.59
Earnings per share—diluted (1)	$0.31	$0.33	$0.44	$0.51	$1.58

(1)	Earnings per share were computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that as of January 29, 2011, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 29, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

70       GAP INC. FORM 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Director Independence” in the 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2011 Proxy Statement.

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

72       GAP INC. FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date: March 28, 2011	By	/s/ GLENN K. MURPHY
Glenn K. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2011	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2011	By	/s/ ADRIAN D. P. BELLAMY Adrian D. P. Bellamy, Director

Date: March 28, 2011	By	/s/ DOMENICO DE SOLE Domenico De Sole, Director

Date: March 28, 2011	By	/s/ ROBERT J. FISHER Robert J. Fisher, Director

Date: March 28, 2011	By	/s/ WILLIAM S. FISHER William S. Fisher, Director

Date: March 28, 2011	By	/s/ BOB L. MARTIN Bob L. Martin, Director

Date: March 28, 2011	By	/s/ JORGE P. MONTOYA Jorge P. Montoya, Director

Date: March 28, 2011	By	/s/ GLENN K. MURPHY Glenn K. Murphy, Director

Date: March 28, 2011	By	/s/ MAYO A. SHATTUCK III Mayo A. Shattuck III, Director

Date: March 28, 2011	By	/s/ KATHERINE TSANG Katherine Tsang, Director

Date: March 28, 2011	By	/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Amended and Restated Bylaws of the Company (effective February 17, 2011), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 18, 2011, Commission File No. 1-7562.

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

10.1	Credit Agreement, dated as of August 30, 2004, among The Gap, Inc., the LC Subsidiaries, the Subsidiary Borrowers, the Lenders and the Issuing Banks (as such terms are defined in the Credit Agreement), Citigroup Global Markets Inc. (“CGMI”) and Banc of America Securities LLC (“BAS”) as joint lead arrangers (the “Joint Lead Arrangers”), Bank of America, N.A., HSBC Bank USA, National Association and JPMorgan Chase Bank as co-syndication agents, and Citigroup USA, Inc., as agent for the Lenders and the Issuing Banks thereunder, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.2	Amendment No. 1 to the Credit Agreement dated May 18, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.3	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.4	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated May 18, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.5	Letter Amendment No. 2 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated September 21, 2010, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 30, 2010, Commission File No. 1-7562.

10.6	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.7	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.8	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.9	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.10	Letter Agreement dated September 21, 2010 terminating the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 30, 2010, Commission File No. 1-7562.

10.11	First Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 2, 2009, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562. (1)

74       GAP INC. FORM 10-K

10.12	Purchase Agreement with Robert J. Fisher dated November 17, 2009, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 19, 2009, Commission File No. 1-7562.

10.13	Amendment dated February 1, 2010 to Stock Purchase Agreement with Robert J. Fisher dated November 17, 2009, filed as Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.14	Purchase Agreement with John J. Fisher dated November 17, 2009, filed as Exhibit 10.2 to Registrant’s Form 8-K on November 19, 2009, Commission File No. 1-7562.

10.15	Amendment dated February 1, 2010 to Stock Purchase Agreement with John J. Fisher dated November 17, 2009, filed as Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.16	Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 18, 2010, Commission File No. 1-7562.

10.17	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.18	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.19	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Supplemental Deferred Compensation Plan, filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.20	Amendment to Executive Deferred Compensation Plan – Suspension of Pending Merger into Supplemental Deferred Compensation Plan, filed as Exhibit 10.30 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.21	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.22	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.23	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.24	Second Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.33 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.25	Third Amendment to Supplemental Deferred Compensation Plan – Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.34 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.26	Fourth Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.27	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.28	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.29	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.30	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.31	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.32	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.33	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.34	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.35	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.36	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.37	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.38	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.39	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.40	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.41	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.42	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.43	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.44	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.45	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.46	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

76       GAP INC. FORM 10-K

10.47	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.48	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.49	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.50	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.51	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.52	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.53	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.54	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.55	Amendment, authorized as of August 20, 2008, to Nonemployee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.56	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.57	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.58	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.59	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.60	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.61	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.62	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.63	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.64	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.65	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.66	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.67	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.68	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.69	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.70	Form of Non-qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.71	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.72	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.73	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.74	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.75	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended July 29, 2006, Commission File No. 1-7562.

10.76	Form of Performance Share Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.77	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.78	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.79	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.80	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562

10.81	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.82	Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.83	Agreement with Marka Hansen dated February 16, 2007, and confirmed on February 20, 2007, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

78       GAP INC. FORM 10-K

10.84	Amendment to Agreement with Marka Hansen dated November 23, 2008, and confirmed on December 15, 2008, filed as Exhibit 10.94 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.85	Agreement with Art Peck dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.86	Amendment to Agreement with Art Peck dated November 23, 2008, and confirmed on December 15, 2008, filed as Exhibit 10.96 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.87	Agreement with Art Peck dated August 21, 2008 and confirmed on September 2, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No, 1-7562.

10.88	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.89	Amendment to Agreement with Eva Sage-Gavin dated November 23, 2008, and confirmed on November 10, 2008, filed as Exhibit 10.101 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.90	Amended and Restated Employment Agreement by and between Glenn Murphy and the Company, dated December 1, 2008 and confirmed on December 1, 2008, filed as Exhibit 10.106 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.91	Modification to Amended and Restated Employment Agreement by and between Glenn Murphy and the Company dated February 9, 2009, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.92	Agreement with Michael Tasooji dated March 16, 2007, and confirmed on March 26, 2007, filed as Exhibit 10.92 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

10.93	Amendment to Agreement with Michael Tasooji dated December 15, 2008, and confirmed on December 15, 2008, filed as Exhibit 10.108 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.94	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.95	Amendment to Agreement with Sabrina Simmons dated November 23, 2008, and confirmed on December 22, 2008, filed as Exhibit 10.110 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.96	Agreement with Tom Wyatt dated October 11, 2007, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.97	Amendment to Agreement with Tom Wyatt dated November 23, 2008, and confirmed on December 9, 2008, filed as Exhibit 10.112 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.98	Agreement with Tom Wyatt dated August 21, 2008 and confirmed on September 25, 2008, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.99	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.100	Summary of Changes to Non-employee Director Compensation, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.101	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.102	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.103	Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel, filed as Exhibit 101 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 30, 2010, Commission File No. 1-7562.

21*	Subsidiaries of Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

*	Filed herewith

+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section.

80       GAP INC. FORM 10-K