Form 10-Q
period 2011-04-30
GAP INC
filed 2011-06-08
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Registrant’s telephone number, including area code: (415) 427-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of May 31, 2011 was 550,426,338.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,417	$1,561	$2,056
Short-term investments	50	100	425
Merchandise inventory	1,713	1,620	1,534
Other current assets	690	645	649

Total current assets	4,870	3,926	4,664
Property and equipment, net of accumulated depreciation of $5,111, $5,010, and $4,832	2,559	2,563	2,585
Other long-term assets	598	576	696

Total assets	$8,027	$7,065	$7,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,053	$1,049	$1,052
Accrued expenses and other current liabilities	952	996	894
Income taxes payable	85	50	145

Total current liabilities	2,090	2,095	2,091

Long-term liabilities:
Long-term debt	1,246	—	—
Lease incentives and other long-term liabilities	920	890	947

Total long-term liabilities	2,166	890	947

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 569, 588, and 667 shares	55	55	55
Additional paid-in capital	2,865	2,939	2,920
Retained earnings	11,934	11,767	11,050
Accumulated other comprehensive income	200	185	146
Treasury stock, at cost (537, 518, and 439 shares)	(11,283)	(10,866)	(9,264)

Total stockholders’ equity	3,771	4,080	4,907

Total liabilities and stockholders’ equity	$8,027	$7,065	$7,945

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	00000000	00000000
	13 Weeks Ended
($ and shares in millions except per share amounts)	April 30, 2011	May 1, 2010
Net sales	$3,295	$3,329
Cost of goods sold and occupancy expenses	1,991	1,928

Gross profit	1,304	1,401
Operating expenses	918	927

Operating income	386	474
Interest expense (reversal)	6	(10)
Interest income	(1)	(1)

Income before income taxes	381	485
Income taxes	148	183

Net income	$233	$302

Weighted-average number of shares - basic	583	668
Weighted-average number of shares - diluted	588	676

Earnings per share - basic	$0.40	$0.45
Earnings per share - diluted	$0.40	$0.45

Cash dividends declared and paid per share	$0.1125	$0.10

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	0000000	0000000
	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Cash flows from operating activities:
Net income	$233	$302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	166
Amortization of lease incentives	(22)	(19)
Share-based compensation	17	27
Tax benefit from exercise of stock options and vesting of stock units	9	7
Excess tax benefit from exercise of stock options and vesting of stock units	(10)	(8)
Non-cash and other items	16	13
Deferred income taxes	2	(14)
Changes in operating assets and liabilities:
Merchandise inventory	(80)	(58)
Other current assets and other long-term assets	(42)	(53)
Accounts payable	(7)	16
Accrued expenses and other current liabilities	(106)	(180)
Income taxes payable, net of prepaid and other tax-related items	36	132
Lease incentives and other long-term liabilities	34	(2)

Net cash provided by operating activities	231	329

Cash flows from investing activities:
Purchases of property and equipment	(127)	(107)
Purchases of short-term investments	—	(325)
Maturities of short-term investments	50	125
Change in restricted cash	—	2
Change in other long-term assets	(2)	—

Net cash used for investing activities	(79)	(305)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,246	—
Payments of long-term debt issuance costs	(11)	—
Proceeds from share-based compensation, net of withholding tax payments	28	45
Repurchases of common stock	(518)	(299)
Excess tax benefit from exercise of stock options and vesting of stock units	10	8
Cash dividends paid	(66)	(67)

Net cash provided by (used for) financing activities	689	(313)

Effect of foreign exchange rate fluctuations on cash	15	(3)

Net increase (decrease) in cash and cash equivalents	856	(292)
Cash and cash equivalents at beginning of period	1,561	2,348

Cash and cash equivalents at end of period	$2,417	$2,056

Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$48	$59

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$1	$—
Cash paid for income taxes during the period	$94	$56

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of April 30, 2011 and May 1, 2010, the Condensed Consolidated Statements of Income for the thirteen weeks ended April 30, 2011 and May 1, 2010, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2011 and May 1, 2010 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of April 30, 2011 and May 1, 2010 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 29, 2011 has been derived from our audited financial statements.

Beginning July 31, 2010, we included restricted cash in other current assets in the Condensed Consolidated Balance Sheets. Accordingly, restricted cash of $17 million as of May 1, 2010 has been included in other current assets to conform to the current period presentation.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

The results of operations for the thirteen weeks ended April 30, 2011 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 28, 2012.

Note 2. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	April 30, 2011	January 29, 2011	May 1, 2010
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(13)	(12)	(9)

Intangible assets subject to amortization, net	$2	$3	$6

All of the assets above have been allocated to the Direct reportable segment.

During the thirteen weeks ended April 30, 2011 and May 1, 2010, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are being amortized over a weighted-average amortization period of four years. Amortization expense for intangible assets subject to amortization was $1 million for each of the thirteen week periods ended April 30, 2011 and May 1, 2010 and is recorded in operating expenses in the Condensed Consolidated Statements of Income. For the remainder of fiscal 2011, we expect amortization expense for intangible assets subject to amortization to be $1 million.

As of April 30, 2011, future amortization expense for intangible assets subject to amortization is $1 million for fiscal 2012. Subsequent to fiscal 2012, there will be no amortization expense for existing intangible assets subject to amortization.

Note 3. Debt

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 12, 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year, commencing on October 12, 2011. We have an option to call the Notes in whole or in part at any time at our expense. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Condensed Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. The estimated fair value of the Notes was $1.26 billion as of April 30, 2011 and was based on the quoted market price of the Notes as of the last business day of the thirteen week period ended April 30, 2011.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016 with an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on our long-term senior unsecured credit ratings. The term loan agreement contains financial and other covenants, including but not limited to limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts. The loan was funded in May 2011.

In conjunction with our financings, we obtained new long-term senior unsecured credit ratings from Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s Rating Service (“Standard & Poor’s”) continues to rate us BB+. Any future reduction in the Moody’s and Standard & Poor’s ratings would increase our interest expense related to our $400 million term loan.

Note 4. Fair Value Measurements

Effective January 30, 2011, we adopted enhanced disclosure requirements for fair value measurements. There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended April 30, 2011.

There were no transfers into or out of level 1 and level 2 during the thirteen weeks ended April 30, 2011 and May 1, 2010.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$814	$—	$814	$—
Short-term investments	50	—	50	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	30	30	—	—

Total	$898	$30	$868	$—

Liabilities:
Derivative financial instruments	$69	$—	$69	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$604	$—	$604	$—
Short-term investments	100	—	100	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	27	27	—	—

Total	$735	$27	$708	$—

Liabilities:
Derivative financial instruments	$37	$—	$37	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,193	$50	$1,143	$—
Short-term investments	425	175	250	—
Derivative financial instruments	17	—	17	—
Deferred compensation plan assets	25	25	—	—

Total	$1,660	$250	$1,410	$—

Liabilities:
Derivative financial instruments	$21	$—	$21	$—

We have highly liquid investments classified as cash equivalents and short-term investments. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The May 1, 2010 fair value table has been updated to include cash equivalents and short-term investments in level 2.

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

Nonfinancial Assets

We review the carrying value of long-lived assets, including lease rights, key money, and intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying value. For impaired assets, we recognize a loss equal to the difference between the carrying value of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available.

There were no material impairment charges recorded for long-lived assets for the thirteen weeks ended April 30, 2011 and May 1, 2010.

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

There were no impairment charges recorded for goodwill or the trade name for the thirteen weeks ended April 30, 2011 and May 1, 2010.

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

Cash Flow Hedges

We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; and (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in Japanese yen and Canadian dollars received by entities whose functional currencies are U.S. dollars. We make merchandise purchases on a monthly basis, and we enter into foreign exchange forward contracts to hedge forecasted merchandise purchases and related costs generally occurring in 12 to 18 months. We make intercompany royalty payments on a quarterly basis, and we enter into foreign exchange forward contracts to hedge intercompany royalty payments generally occurring in 9 to 15 months.

During the thirteen weeks ended April 30, 2011, we entered into and settled treasury rate lock agreements in anticipation of our 5.95 percent fixed-rate Notes of $1.25 billion on April 12, 2011. Prior to the issuance of our Notes, we were subject to changes in interest rates, and we therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations.

There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 30, 2011 or May 1, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 30, 2011 or May 1, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts

As of April 30, 2011, January 29, 2011, and May 1, 2010, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	April 30, 2011	January 29, 2011	May 1, 2010
U.S. dollars (1)	$1,020	$1,025	$705
British pounds	£47	£54	£18

(1)	The principal currencies hedged against changes in the U.S. dollar were Japanese yen, Canadian dollars, and British pounds.

As of April 30, 2011, January 29, 2011, and May 1, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary in the following notional amounts:

(notional amounts in millions)	April 30, 2011	January 29, 2011	May 1, 2010
Japanese yen	¥3,000	¥3,000	¥7,125

As of April 30, 2011, January 29, 2011, and May 1, 2010, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	April 30, 2011	January 29, 2011	May 1, 2010
U.S. dollars	$6	$12	$2
British pounds	£1	£—	£—
Japanese yen	¥5,056	¥3,238	¥3,238
Euro	€14	€—	€—

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of April 30, 2011, January 29, 2011, or May 1, 2010.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	April 30, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$51
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	8

Total derivatives designated as cash flow hedges		1		59

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	3
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		2		3

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	6
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	1

Total derivatives not designated as hedging instruments		1		7

Total derivative instruments		$4		$69

	January 29, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	2	Lease incentives and other long-term liabilities	2

Total derivatives designated as cash flow hedges		2		32

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		5

Total derivative instruments		$4		$37

	May 1, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$9	Accrued expenses and other current liabilities	$18
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		10		18

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	4	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		4		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	3	Accrued expenses and current liabilities	3
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		3		3

Total derivative instruments		$17		$21

Substantially all of the unrealized gains and losses from designated cash flow hedges as of April 30, 2011 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of April 30, 2011 shown above.

See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on other comprehensive income (“OCI”) and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(40)	$3
Treasury rate lock agreements	1	—

	$(39)	$3

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts - Cost of goods sold and occupancy expenses	$(9)	$(8)
Foreign exchange forward contracts - Operating expenses	(1)	—

	$(10)	$(8)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$—	$(2)

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts - Operating expenses	$(5)	$2

For the thirteen weeks ended April 30, 2011 and May 1, 2010, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

See Note 8 of Notes to Condensed Consolidated Financial Statements for components of comprehensive income, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 6. Share Repurchases

Share repurchase activity is as follows:

	0000000	0000000
	13 Weeks Ended
($ and shares in millions except average per share cost)	April 30, 2011	May 1, 2010
Number of shares repurchased	24.8	14.3
Total cost	$548	$296
Average per share cost including commissions	$22.09	$20.63

In November 2009, the Board of Directors authorized $500 million for share repurchases, which was fully utilized by the end of March 2010. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During the thirteen weeks ended May 1, 2010, approximately 0.5 million shares were repurchased for $10 million from the Fisher family subject to these agreements.

In February 2010, we announced that the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of August 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million for share repurchases, which was fully utilized by the end of March 2011. In February 2011, we announced a new $2 billion share repurchase authorization, of which $509 million was utilized through April 30, 2011. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

All except $30 million of total share repurchases were paid for as of April 30, 2011. All of the share repurchases were paid for as of January 29, 2011 and May 1, 2010.

Note 7. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Stock units	$12	$22
Stock options	4	4
Employee stock purchase plan	1	1

Share-based compensation expense	17	27
Less: Income tax benefit	(6)	(10)

Share-based compensation expense, net of tax	$11	$17

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

Comprehensive income, net of tax, consists of the following:

	April 30,	April 30,
	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Net income	$233	$302
Foreign currency translation, net of tax (tax benefit) of $(1) and $-	33	(15)
Change in fair value of derivative financial instruments, net of tax (taxbenefit) of $(15) and $2	(24)	1
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $4 and $3	6	5

Comprehensive income, net of tax	$248	$293

Note 9. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2007, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2001.

As of April 30, 2011, we do not anticipate any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

Except where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries when we intend to utilize those earnings in foreign operations for an indefinite period of time.

During the thirteen weeks ended May 1, 2010, we recognized an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the review conducted by the Internal Revenue Service (“IRS”) with respect to the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Note 10. Earnings Per Share

Weighted-average number of shares used for earnings per share is as follows:

	April 30,	April 30,
	13 Weeks Ended
(shares in millions)	April 30, 2011	May 1, 2010
Weighted-average number of shares - basic	583	668
Common stock equivalents	5	8

Weighted-average number of shares - diluted	588	676

The above computations of weighted-average number of shares – diluted exclude 5 million and 6 million shares related to stock options and other stock awards for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 11. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of April 30, 2011. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $20 million as of April 30, 2011. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. There was no material liability recorded for the guarantees as of April 30, 2011, January 29, 2011, and May 1, 2010.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of April 30, 2011. We are currently in the process of winding down our participation in the reinsurance pool.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of April 30, 2011, actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. As of April 30, 2011, January 29, 2011, and May 1, 2010, we recorded a liability for the estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The amount of liability as of April 30, 2011, January 29, 2011, and May 1, 2010 was not material for any individual Action or in total. Subsequent to April 30, 2011, no information has become available that indicates a material change to our estimate is required.

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

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended April 30, 2011	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$743	$1,097	$460	$—	$2,300	70%
Canada	70	88	43	—	201	6
Europe	161	—	11	15	187	5
Asia	190	—	24	16	230	7
Other regions	—	—	—	29	29	1

Total Stores reportable segment	1,164	1,185	538	60	2,947	89
Direct reportable segment (2)	96	140	41	71	348	11

Total	$1,260	$1,325	$579	$131	$3,295	100%

Sales Growth (Decline)	(1)%	(4)%	1%	28%	(1)%

($ in millions) 13 Weeks Ended May 1, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$788	$1,163	$468	$—	$2,419	73%
Canada	73	92	41	—	206	6
Europe	156	—	7	11	174	5
Asia	180	—	24	13	217	7
Other regions	—	—	—	18	18	—

Total Stores reportable segment	1,197	1,255	540	42	3,034	91
Direct reportable segment (2)	79	122	34	60	295	9

Total	$1,276	$1,377	$574	$102	$3,329	100%

Sales Growth	5%	6%	7%	29%	6%

(1)	U.S. includes the United States and Puerto Rico.

(2)	In July 2010, we began selling products online to customers in select countries outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. In August 2010, we began selling products online to customers in select countries outside the U.S. utilizing our own logistics and fulfillment capabilities. For the thirteen weeks ended April 30, 2011, there was $26 million of online sales that were shipped from distribution centers located outside the U.S. For the thirteen weeks ended May 1, 2010, there were no amounts related to online sales that were shipped from distribution centers located outside the U.S.

(3)	Other includes our wholesale business, franchise business, Piperlime, and Athleta.

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

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Operating income:
Stores	$304	$402
Direct	82	72

Operating income	$386	$474

($ in millions)	April 30, 2011	January 29, 2011	May 1, 2010
Segment assets:
Stores	$3,402	$3,264	$3,225
Direct	537	545	474
Unallocated	4,088	3,256	4,246

Total assets	$8,027	$7,065	$7,945

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales generated in the U.S. and in foreign locations are as follows:

	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
U.S. (1)	$2,622	$2,714
Foreign	673	615

Total net sales	$3,295	$3,329

(1)	U.S. includes the United States and Puerto Rico.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•

our plans to expand internationally, including additional Gap stores in Europe and China, additional Banana Republic stores in Europe, additional outlet stores in Canada, Europe, and Asia, online sales internationally, and additional franchising and similar arrangements;

•	expected current and estimated future amortization expense for intangible assets;

•	income recognition of unrealized gains and losses from designated cash flow hedges;

•	distributions and repatriations of earnings from foreign subsidiaries;

•	significant increases or decreases in total gross unrecognized tax benefits within the next 12 months;

•	the maximum potential amount of future lease payments;

•	the impact of losses due to indemnification obligations;

•	the maximum exposure for the reinsurance pool in future periods;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	growing revenues;

•	maintaining a focus on cost management and return on invested capital;

•	generating strong free cash flow and returning excess cash to shareholders;

•	investing in long-term growth;

•	the impact of projected operating losses in China and Hong Kong for fiscal 2011;

•	the effective tax rate in fiscal 2011;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	target cash balance;

•	maintaining a reserve for unexpected business downturns;

•	maintaining a sound financial policy, strong credit profile, and focus on liquidity;

•	capital expenditures in fiscal 2011;

•	the number of new store openings and store closings in fiscal 2011;

•	net square footage change in fiscal 2011;

•	the number of new franchise store openings in fiscal 2011;

•	dividend payments in fiscal 2011; and

•	the impact of changes in internal controls.

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

•

the risk that trade matters, sourcing costs, events causing disruptions in product shipments from China and other foreign countries, or an inability to secure sufficient manufacturing capacity may disrupt our supply chain or operations or impact our financial results;

•

the risk that the impacts of the March 2011 earthquake, tsunami, and nuclear crisis in Japan, including damage to stores and infrastructure, and reduced consumer spending, will have adverse effects on our business, financial position, and strategies;

•	the risk that our franchisees will be unable to successfully open, operate, and grow the Company’s franchised stores;

•	the risk that we will be unsuccessful in identifying, negotiating, and securing new store locations and renewing or modifying leases for existing store locations effectively;

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that we will be unsuccessful in implementing our strategic, operating, and people initiatives;

•

the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results and our ability to service our debt;

•	the risk that updates or changes to our information technology systems may disrupt our operations;

•	the risk that our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results;

•	the risk that acts or omissions by our third-party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program;

•	the risk that the adoption of new accounting pronouncements will impact future results;

•	the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations; and

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits.

Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 8, 2011, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

OUR BUSINESS

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

OVERVIEW

Financial results for the first quarter of fiscal 2011 are as follows:

•

Net sales for the first quarter of fiscal 2011 decreased 1 percent to $3.30 billion, which includes the impact of the March 2011 earthquake and related events in Japan, compared with $3.33 billion for the first quarter of fiscal 2010. Comparable sales, which include the associated comparable online sales, for the first quarter of fiscal 2011 decreased 3 percent compared with a 5 percent increase for the first quarter of fiscal 2010.

•

Direct net sales for the first quarter of fiscal 2011 increased 18 percent to $348 million compared with $295 million for the first quarter of fiscal 2010. Our Direct reportable segment includes sales for each of our online brands.

•

Net sales for Direct and international as a percentage of total net sales for the first quarter of fiscal 2011 increased 3 percent to 24 percent compared with 21 percent for the first quarter of fiscal 2010.

•

Net income for the first quarter of fiscal 2011 decreased 22.8 percent to $233 million compared with $302 million for the first quarter of fiscal 2010, and diluted earnings per share decreased to $0.40 for the first quarter of fiscal 2011 compared with $0.45 for the first quarter of fiscal 2010.

•	During the first quarter of fiscal 2011, we repurchased about 25 million shares for $548 million.

•

During the first quarter of fiscal 2011, we generated free cash flow of $104 million compared with free cash flow of $222 million during the first quarter of fiscal 2010. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

•

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 12, 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. In April 2011, we also entered into a $400 million five-year term loan, which was funded in May 2011.

Our full year business and financial priorities for fiscal 2011 are as follows:

•	grow revenues by consistently delivering product that resonates with our target customers around the world;

•	maintain a focus on cost management and return on invested capital;

•	generate strong free cash flow and return cash to shareholders; and

•	continue to invest in long-term growth.

As we focus on stabilizing revenues in our more mature North America market in fiscal 2011, we also plan to continue growing revenues internationally through the following:

•	opening additional stores, many of which will be outlets, in Canada, Europe, and Asia;

•	continuing to open franchise stores worldwide; and

•	continuing to offer our online shopping experience to customers in international locations.

RESULTS OF OPERATIONS

Net Sales

Net sales primarily consist of retail sales, online sales, and wholesale and franchise revenues.

See Item 1, Financial Statements, Note 12 of Notes to Condensed Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Sales

Beginning in fiscal 2011, the Company reports comparable (“Comp”) sales including the associated comparable online sales. Accordingly, Comp sales for the thirteen weeks ended May 1, 2010 have been recalculated to conform to fiscal 2011 presentation.

The percentage change in Comp sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Gap North America	(3)%	3%
Old Navy North America	(2)%	6%
Banana Republic North America	(1)%	6%
International	(6)%	—%
The Gap, Inc.	(3)%	5%

The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Gap North America	(5)%	2%
Old Navy North America	(5)%	7%
Banana Republic North America	(2)%	5%
International	(8)%	—%
The Gap, Inc.	(5)%	4%

Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each brand.

A store is included in the Comp sales calculations when it has been open for at least 12 months and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp sales calculations until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

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

Online Comp sales are defined as sales through online channels in regions where we have existing comparable store sales.

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended
	April 30, 2011	May 1, 2010
Net sales per average square foot (1)	$76	$77

(1)	Excludes net sales associated with our online, catalog, wholesale, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2011	13 Weeks Ended April 30, 2011		April 30, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	2	9	1,104	11.1
Gap Europe	184	3	3	184	1.6
Gap Asia	135	4	1	138	1.3
Old Navy North America	1,027	6	12	1,021	18.6
Banana Republic North America	576	—	—	576	4.9
Banana Republic Asia	29	—	1	28	0.2
Banana Republic Europe	5	2	—	7	0.1
Athleta North America	1	—	—	1	—

Company-operated stores total	3,068	17	26	3,059	37.8
Franchise	178	8	—	186	N/A

Total	3,246	25	26	3,245	37.8

Increase (decrease) over prior year				0.4%	(2.3)%

	January 30, 2010	13 Weeks Ended May 1, 2010		May 1, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,152	1	10	1,143	11.5
Gap Europe	178	2	1	179	1.6
Gap Asia	120	2	—	122	1.1
Old Navy North America	1,039	3	7	1,035	19.5
Banana Republic North America	576	—	1	575	4.9
Banana Republic Asia	27	—	—	27	0.1
Banana Republic Europe	3	1	—	4	—

Company-operated stores total	3,095	9	19	3,085	38.7
Franchise	136	13	2	147	N/A

Total	3,231	22	21	3,232	38.7

Decrease over prior year				(1.2)%	(1.8)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, and the Middle East.

We expect to open about 125 new Company-operated store locations and close about 125 Company-operated store locations in fiscal 2011. Through downsizes, we expect net square footage for Company-operated stores to decrease about 2 percent for fiscal 2011. We also expect our franchisees will open about 75 new franchise stores in fiscal 2011.

Net Sales Discussion

Our net sales for the first quarter of fiscal 2011 decreased $34 million, or 1 percent, compared with the prior year comparable period due to a decrease in net sales of $87 million related to our Stores reportable segment, offset by an increase in net sales of $53 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the first quarter of fiscal 2011 decreased $87 million, or 3 percent, compared with the prior year comparable period. The decrease was primarily due to a decrease in comparable store sales, excluding the associated comparable online sales, of 5 percent for the first quarter of fiscal 2011 compared with the prior year comparable period, partially offset by the favorable impact of foreign exchange of $42 million and an increase in franchise sales. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2010 were translated at exchange rates applicable during the first quarter of fiscal 2011.

•

For the Direct reportable segment, our net sales for the first quarter of fiscal 2011 increased $53 million, or 18 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands and the incremental sales related to the introduction of international online sales in August 2010.

Cost of Goods Sold and Occupancy Expenses

	0000000	0000000
($ in millions)	13 Weeks Ended
	April 30, 2011	May 1, 2010
Cost of goods sold and occupancy expenses	$1,991	$1,928
Gross profit	$1,304	$1,401
Cost of goods sold and occupancy expenses as a percentage of net sales	60.4%	57.9%
Gross margin	39.6%	42.1%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 2.5 percentage points in the first quarter of fiscal 2011 compared with the prior year comparable period.

•

Cost of goods sold increased 2.4 percentage points as a percentage of net sales in the first quarter of fiscal 2011 compared with the prior year comparable period. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased cost of merchandise.

•

Occupancy expenses increased 0.1 percentage points as a percentage of net sales in the first quarter of fiscal 2011 compared with the prior year comparable period. The increase in occupancy expenses as a percentage of net sales was primarily driven by lower net sales.

Operating Expenses

	0000000	0000000
($ in millions)	13 Weeks Ended
	April 30, 2011	May 1, 2010
Operating expenses	$918	$927
Operating expenses as a percentage of net sales	27.9%	27.8%
Operating margin	11.7%	14.2%

Operating expenses decreased $9 million, but remained about flat as a percentage of net sales, in the first quarter of fiscal 2011 compared with the prior year comparable period. The decrease in operating expenses was mainly due to higher income related to customer credit card usage, partially offset by an increase in marketing expenses.

Interest Expense (Reversal)

	0000000	0000000
($ in millions)	13 Weeks Ended
	April 30, 2011	May 1, 2010
Interest expense (reversal)	$6	$(10)

Interest expense for the first quarter of fiscal 2011 primarily consists of interest expense related to our $1.25 billion long-term debt, which was issued in April 2011.

Interest expense for the first quarter of fiscal 2010 includes an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Interest Income

	00000000	00000000
($ in millions)	13 Weeks Ended
	April 30, 2011	May 1, 2010
Interest income	$(1)	$(1)

Interest income is earned on our cash and cash equivalents and investments. Interest income for the first quarter of fiscal 2011 was flat compared with the prior year comparable period.

Income Taxes

	000000	000000
($ in millions)	13 Weeks Ended
	April 30, 2011	May 1, 2010
Income taxes	$148	$183
Effective tax rate	38.8%	37.7%

The increase in the effective tax rate for the first quarter of fiscal 2011 compared with the prior year comparable period was primarily due to projected operating losses in China and Hong Kong for fiscal 2011 (for which no tax benefit has been provided) and their greater impact due to lower expected pre-tax income for fiscal 2011, as well as the projected unfavorable impact of a change in the mix of income between domestic and foreign operations for fiscal 2011.

We currently expect the fiscal 2011 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES

Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, payment of taxes, and share repurchases. In addition to share repurchases, we also continue to return cash to our shareholders in the form of dividends.

In the first quarter, we made the strategic decision to issue debt. Given favorable market conditions and our history of generating consistent and strong operating cash flow, we felt it was the right time to pursue a slightly more optimal capital structure. The Company has generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2010 with $1.7 billion of cash and cash equivalents and short-term investments on its balance sheet. We continue to target a cash balance of $1.2 billion which provides not only for our working capital needs, but also a reserve for unexpected business downturns. We remain committed to maintaining a sound financial policy, strong credit profile, and a focus on liquidity. Proceeds from the debt issuance will be used for general corporate purposes including share repurchases.

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 12, 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees.

In April 2011, we also entered into a $400 million five-year term loan due April 2016 with an interest rate equal to the LIBOR plus a margin based on our long-term senior unsecured credit ratings. The loan was funded in May 2011.

As of April 30, 2011, cash and cash equivalents and short-term investments were $2.5 billion. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the first quarter of fiscal 2011 decreased $98 million compared with the prior year comparable period, primarily due to the following:

•	a decrease in net income in the first quarter of fiscal 2011 compared with the first quarter in fiscal 2010; and

•	an increase in income tax payments in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first quarter of fiscal 2011 decreased $226 million compared with the prior year comparable period, primarily due to the following:

•	$250 million less net purchases of short-term investments in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010; partially offset by

•	$20 million more purchases of property and equipment in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.

For fiscal 2011, we expect capital expenditures to be about $575 million.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows primarily consist of proceeds from the issuance of long-term debt. In the first quarter of fiscal 2011, we generated $689 million of cash from financing activities compared with a cash outflow of $313 million in the first quarter of fiscal 2010. The change was primarily due to the following:

•	$1.25 billion of proceeds from our issuance of long-term debt in the first quarter of fiscal 2011; partially offset by

•	$219 million more repurchases of common stock in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	0000000	0000000
	13 Weeks Ended
($ in millions)	April 30, 2011	May 1, 2010
Net cash provided by operating activities	$231	$329
Less: Purchases of property and equipment	(127)	(107)

Free cash flow	$104	$222

Debt

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 12, 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year, commencing on October 12, 2011. We have an option to call the Notes in whole or in part at any time at our expense. The Notes agreement is unsecured and does not contain any financial covenants.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016 with an interest rate equal to the LIBOR plus a margin based on our long-term senior unsecured credit ratings. The term loan agreement contains financial and other covenants, including but not limited to limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts. The loan was funded in May 2011.

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of April 30, 2011, we had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of April 30, 2011, we had $1 million in trade letters of credit issued under this letter of credit agreement.

In April 2011, we replaced our existing $500 million, five-year, unsecured revolving credit facility, which was scheduled to expire in August 2012, with a new $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically the LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of April 30, 2011, there were no borrowings under the Facility. The net availability of the Facility, reflecting $49 million of outstanding standby letters of credit, was $451 million as of April 30, 2011.

On April 7, 2011, we obtained new long-term senior unsecured credit ratings from Moody’s and Fitch. Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s continues to rate us BB+. Any future reduction in the Moody’s and Standard & Poor’s ratings would increase our interest expense related to our $400 million term loan and any future interest expense if we were to draw on the Facility.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are available for borrowings, overdraft borrowings, and issuances of bank guarantees. The 196 million Chinese yuan (approximately $30 million as of April 30, 2011) China Facilities are scheduled to expire in August 2011. As of April 30, 2011, there were borrowings of $3 million (18 million Chinese yuan) at an interest rate of 6.72 percent under the China Facilities. The net availability of the China Facilities, reflecting these borrowings, was approximately $27 million as of April 30, 2011.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.1125 per share and $0.10 per share during the first quarters of fiscal 2011 and 2010, respectively. We intend to increase our annual dividend, which was $0.40 per share for fiscal 2010, to $0.45 per share for fiscal 2011.

Share Repurchases

In August 2010, we announced that the Board of Directors authorized $750 million for share repurchases, which was fully utilized by the end of March 2011. In February 2011, we announced that the Board of Directors authorized an additional $2 billion for share repurchases, of which $509 million was utilized through April 30, 2011.

During the first quarter of fiscal 2011, we repurchased approximately 24.8 million shares for $548 million, including commissions, at an average price per share of $22.09.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 29, 2011, other than those which occur in the normal course of business and the $1.25 billion Notes discussed above. See Item 1, Financial Statements, Note 11 of Notes to Condensed Consolidated Financial Statements for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 12, 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year, commencing on October 12, 2011. The amount recorded in long-term debt in the Condensed Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. The estimated fair value of the Notes was $1.26 billion as of April 30, 2011 and was based on the quoted market price of the Notes as of the last business day of the thirteen week period ended April 30, 2011.

Other than the issuance of Notes described above, our market risk profile as of April 30, 2011 has not significantly changed since January 29, 2011. Our market risk profile as of January 29, 2011 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4 and 5 of Notes to Condensed Consolidated Financial Statements for disclosures on our investments and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, data privacy, and securities-related claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, adverse developments, settlements, or resolutions may occur and negatively impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material adverse effect on our financial results.

Item 1A.	Risk Factors.

Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results and our ability to service our debt.

In the first quarter of fiscal 2011, given favorable market conditions and our history of generating consistent and strong operating cash flow, we made the strategic decision to issue debt. In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 12, 2021. We also entered into a $400 million five-year term loan due April 2016. As a result, we have additional fixed costs that include a coupon payable semiannually on the Notes and annual amortization for the term loan.

Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2010 with $1.7 billion of cash and cash equivalents and short-term investments on our balance sheet. We continue to target a cash balance of $1.2 billion which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operations decline significantly, we may be unable to service or refinance our current debt while maintaining our other business initiatives. In addition, the interest rate payable on our term loan is subject to adjustment from time to time with the LIBOR plus a margin based on our long-term senior unsecured credit ratings from Moody’s or Standard & Poor’s. Any future reduction in these ratings would increase our interest costs related to our term loan and could result in reduced access to the credit and capital markets and higher interest costs on future financings.

We remain committed to maintaining a sound financial policy, strong credit profile, and a focus on liquidity. Proceeds from the debt issuance will be used for general corporate purposes including share repurchases.

As of April 30, 2011, the Company had $2.5 billion in cash and cash equivalents and short-term investments. For further information on our credit facilities, see the section entitled “Credit Facilities” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part I, Item 2 of this Form 10-Q.

There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 30, 2011 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (January 30 - February 26)	—	$—	—	$39 million
Month #2 (February 27 - April 2)	13,602,977	$21.84	13,602,977	$1,742 million
Month #3 (April 3 - April 30)	11,197,703	$22.38	11,197,703	$1,491 million

Total	24,800,680		24,800,680

(1)	On August 19, 2010, we announced that our Board of Directors approved $750 million for share repurchases. This authorization was fully utilized by the end of March 2011. On February 24, 2011, we announced that our Board of Directors approved an additional $2 billion for share repurchases. This authorization has no expiration date.

Item 6.	Exhibits.

1.1	Underwriting Agreement, dated April 7, 2011 in connection with the offering of $1,250,000,000 aggregate principal amount of The Gap, Inc.’s 5.95% Notes due 2021, filed as Exhibit 1.1 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
3.1	Amended and Restated Bylaws of the Company (effective February 17, 2011), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 18, 2011, Commission File No. 1-7562.
4.1	Indenture dated as of April 12, 2011 by and between The Gap, Inc. and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
4.2	First Supplemental Indenture dated as of April 12, 2011 relating to the issuance of $1,250,000,000 aggregate principal amount of The Gap, Inc.’s 5.95% Notes due 2021, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
4.3	Form of The Gap, Inc.’s 5.95% Notes due 2021, included as Exhibit A to First Supplemental Indenture, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
10.1*	Release signed by Marka Hansen dated February 1, 2011.
10.2*	Agreement with Art Peck dated January 31, 2011.
10.3	Term Loan and Revolving Credit Agreement dated April 7, 2011, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 7, 2011, Commission File No. 1-7562.
10.4*	Amendment No. 1 to Term Loan and Revolving Credit Agreement dated April 25, 2011.
10.5	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.
10.6	2011 Long-Term Incentive Plan, filed as Appendix A to the Registrant’s definitive proxy statement for its annual meeting of shareholders held on May 17, 2011, Commission File No. 1-7562.
10.7*	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.
10.8*	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.
10.9*	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.
10.10*	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: June 8, 2011	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: June 8, 2011	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

1.1	Underwriting Agreement, dated April 7, 2011 in connection with the offering of $1,250,000,000 aggregate principal amount of The Gap, Inc.’s 5.95% Notes due 2021, filed as Exhibit 1.1 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
3.1	Amended and Restated Bylaws of the Company (effective February 17, 2011), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 18, 2011, Commission File No. 1-7562.
4.1	Indenture dated as of April 12, 2011 by and between The Gap, Inc. and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
4.2	First Supplemental Indenture dated as of April 12, 2011 relating to the issuance of $1,250,000,000 aggregate principal amount of The Gap, Inc.’s 5.95% Notes due 2021, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
4.3	Form of The Gap, Inc.’s 5.95% Notes due 2021, included as Exhibit A to First Supplemental Indenture, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.
10.1*	Release signed by Marka Hansen dated February 1, 2011.
10.2*	Agreement with Art Peck dated January 31, 2011.
10.3	Term Loan and Revolving Credit Agreement dated April 7, 2011, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 7, 2011, Commission File No. 1-7562.
10.4*	Amendment No. 1 to Term Loan and Revolving Credit Agreement dated April 25, 2011.
10.5	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.
10.6	2011 Long-Term Incentive Plan, filed as Appendix A to the Registrant’s definitive proxy statement for its annual meeting of shareholders held on May 17, 2011, Commission File No. 1-7562.
10.7*	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.
10.8*	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.
10.9*	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.
10.10*	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.