Form 10-Q
period 2011-07-30
GAP INC
filed 2011-09-07
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of August 30, 2011 was 510,206,631.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$2,104	$1,561	$1,353
Short-term investments	75	100	350
Merchandise inventory	1,750	1,620	1,632
Other current assets	752	645	718

Total current assets	4,681	3,926	4,053
Property and equipment, net of accumulated depreciation of $5,166, $5,010, and $4,934 for periods presented, respectively	2,560	2,563	2,565
Other long-term assets	565	576	690

Total assets	$7,806	$7,065	$7,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$40	$—	$—
Accounts payable	1,161	1,049	1,141
Accrued expenses and other current liabilities	955	996	872
Income taxes payable	2	50	16

Total current liabilities	2,158	2,095	2,029

Long-term liabilities:
Long-term debt	1,606	—	—
Lease incentives and other long-term liabilities	918	890	952

Total long-term liabilities	2,524	890	952

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 527, 588, and 630 shares for periods presented, respectively	55	55	55
Additional paid-in capital	2,874	2,939	2,932
Retained earnings	12,063	11,767	11,221
Accumulated other comprehensive income	214	185	167
Treasury stock at cost (579, 518, and 476 shares for periods presented, respectively)	(12,082)	(10,866)	(10,048)

Total stockholders’ equity	3,124	4,080	4,327

Total liabilities and stockholders’ equity	$7,806	$7,065	$7,308

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	00000000	00000000	00000000	00000000
	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$3,386	$3,317	$6,681	$6,646
Cost of goods sold and occupancy expenses	2,135	2,003	4,126	3,931

Gross profit	1,251	1,314	2,555	2,715
Operating expenses	917	917	1,835	1,844

Operating income	334	397	720	871
Interest expense (reversal)	22	1	28	(9)
Interest income	(1)	(2)	(2)	(3)

Income before income taxes	313	398	694	883
Income taxes	124	164	272	347

Net income	$189	$234	$422	$536

Weighted-average number of shares - basic	542	646	562	657
Weighted-average number of shares - diluted	545	651	567	663

Earnings per share - basic	$0.35	$0.36	$0.75	$0.82
Earnings per share - diluted	$0.35	$0.36	$0.74	$0.81

Cash dividends declared and paid per share	$0.1125	$0.10	$0.225	$0.20

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net income	$422	$536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	332
Amortization of lease incentives	(41)	(43)
Share-based compensation	34	45
Tax benefit from exercise of stock options and vesting of stock units	10	8
Excess tax benefit from exercise of stock options and vesting of stock units	(11)	(9)
Non-cash and other items	33	26
Deferred income taxes	51	(45)
Changes in operating assets and liabilities:
Merchandise inventory	(115)	(150)
Other current assets and other long-term assets	2	(2)
Accounts payable	98	98
Accrued expenses and other current liabilities	(98)	(219)
Income taxes payable, net of prepaid and other tax-related items	(178)	(58)
Lease incentives and other long-term liabilities	56	21

Net cash provided by operating activities	559	540

Cash flows from investing activities:
Purchases of property and equipment	(261)	(248)
Purchases of short-term investments	(50)	(400)
Maturities of short-term investments	75	275
Change in other assets	(3)	(5)

Net cash used for investing activities	(239)	(378)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,646	—
Payments of long-term debt issuance costs	(11)	—
Proceeds from share-based compensation, net of withholding tax payments	40	54
Repurchases of common stock	(1,360)	(1,098)
Excess tax benefit from exercise of stock options and vesting of stock units	11	9
Cash dividends paid	(126)	(130)

Net cash provided by (used for) financing activities	200	(1,165)

Effect of foreign exchange rate fluctuations on cash	23	8

Net increase (decrease) in cash and cash equivalents	543	(995)
Cash and cash equivalents at beginning of period	1,561	2,348

Cash and cash equivalents at end of period	$2,104	$1,353

Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$56	$50

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2	$1
Cash paid for income taxes during the period	$386	$440

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of July 30, 2011 and July 31, 2010, the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2011 and July 31, 2010 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of July 30, 2011 and July 31, 2010 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 29, 2011 has been derived from our audited financial statements.

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

The results of operations for the thirteen and twenty-six weeks ended July 30, 2011 are not necessarily indicative of the operating results that may be expected for the fifty-two week period ending January 28, 2012.

Note 2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an accounting standards update to revise the manner in which entities present comprehensive income in their financial statements. This guidance requires entities to present each component of net income along with total net income, each component of other comprehensive income (“OCI”) along with a total for OCI, and a total amount for comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the provisions of this accounting standards update in the first quarter of fiscal 2012.

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	July 30, 2011	January 29, 2011	July 31, 2010
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(14)	(12)	(10)

Intangible assets subject to amortization, net	$1	$3	$5

All of the goodwill and intangible assets above have been allocated to the Direct reportable segment.

During the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are amortized over a weighted-average amortization period of four years. Amortization expense for intangible assets subject to amortization was $1 million for each of the thirteen weeks ended July 30, 2011 and July 31, 2010 and $2 million for each of the twenty-six weeks ended July 30, 2011 and July 31, 2010 and is recorded in operating expenses in the Condensed Consolidated Statements of Income.

Note 4. Debt

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees of $11 million. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year, commencing on October 12, 2011. We have an option to call the Notes in whole or in part at any time at our expense. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Condensed Consolidated Balance Sheets for the Notes was $1.25 billion as of July 30, 2011 and is equal to the aggregate principal amount of the Notes, net of the unamortized discount. The estimated fair value of the Notes was $1.23 billion as of July 30, 2011 and was based on the quoted market price of the Notes as of the last business day of the thirteen-week period ended July 30, 2011.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable annually on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on our long-term senior unsecured credit ratings. The term loan agreement contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts. The estimated fair value of the term loan was $400 million as of July 30, 2011. The carrying value of the term loan approximates its fair value, as the interest rate varies depending on quoted market rates and our credit rating.

Long-term debt as of July 30, 2011 consists of the following:

($ in millions)
Notes	$1,246
Term loan	400

Total long-term debt	1,646
Less: Current portion	(40)

Total long-term debt, less current portion	$1,606

In conjunction with our financings, we obtained new long-term senior unsecured credit ratings from Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s Rating Service (“Standard & Poor’s”) continued to rate us BB+. As of July 30, 2011, there were no changes in these credit ratings. Any future reduction in the Moody’s and Standard & Poor’s ratings would increase the interest expense related to our $400 million term loan.

Note 5. Fair Value Measurements

Effective January 30, 2011, we adopted enhanced disclosure requirements for fair value measurements. There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended July 30, 2011.

There were no transfers into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$958	$—	$958	$—
Short-term investments	75	—	75	—
Derivative financial instruments	2	—	2	—
Deferred compensation plan assets	25	25	—	—

Total	$1,060	$25	$1,035	$—

Liabilities:
Derivative financial instruments	$68	$—	$68	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$604	$—	$604	$—
Short-term investments	100	—	100	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	27	27	—	—

Total	$735	$27	$708	$—

Liabilities:
Derivative financial instruments	$37	$—	$37	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$593	$—	$593	$—
Short-term investments	350	75	275	—
Derivative financial instruments	8	—	8	—
Deferred compensation plan assets	25	25	—	—

Total	$976	$100	$876	$—

Liabilities:
Derivative financial instruments	$33	$—	$33	$—

We have highly liquid investments classified as cash equivalents and short-term investments. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The July 31, 2010 fair value table has been updated to include cash equivalents and a portion of short-term investments in level 2.

Derivative financial instruments primarily include foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are British pounds, Japanese yen, and Canadian dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

There were no material impairment charges recorded for goodwill, the trade name, or other long-lived assets for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010.

Note 6. Derivative Financial Instruments

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are British pounds, Japanese yen, and Canadian dollars. We do not enter into derivative financial contracts for trading purposes. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

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

During the thirteen weeks ended April 30, 2011, we entered into and settled treasury rate lock agreements in anticipation of our 5.95 percent fixed-rate Notes of $1.25 billion in April 2011. Prior to the issuance of our Notes, we were subject to changes in interest rates, and we therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The gain related to the treasury lock agreements is reported as a component of OCI and will be recognized in income over the life of the Notes.

There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 30, 2011 or July 31, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 30, 2011 or July 31, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts

As of July 30, 2011, January 29, 2011, and July 31, 2010, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	July 30, 2011	January 29, 2011	July 31, 2010
U.S. dollars (1)	$1,081	$1,025	$879
British pounds	£43	£54	£37

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Japanese yen, and Canadian dollars.

As of July 30, 2011, January 29, 2011, and July 31, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary in the following notional amounts:

(notional amounts in millions)	July 30, 2011	January 29, 2011	July 31, 2010
Japanese yen	¥3,000	¥3,000	¥—

As of July 30, 2011, January 29, 2011, and July 31, 2010, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	July 30, 2011	January 29, 2011	July 31, 2010
U.S. dollars	$7	$12	$7
British pounds	£1	£—	£—
Japanese yen	¥3,238	¥3,238	¥3,238

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of July 30, 2011, January 29, 2011, or July 31, 2010.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	July 30, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$49
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	9

Total derivatives designated as cash flow hedges		—		58

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	3
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		3

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	7
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		7

Total derivative instruments		$2		$68

	January 29, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	2	Lease incentives and other long-term liabilities	2

Total derivatives designated as cash flow hedges		2		32

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		5

Total derivative instruments		$4		$37

	July 31, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$6	Accrued expenses and other current liabilities	$25
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	4

Total derivatives designated as cash flow hedges		6		29

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		4

Total derivative instruments		$8		$33

Substantially all of the unrealized gains and losses from designated cash flow hedges as of July 30, 2011 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of July 30, 2011 shown above.

See Note 5 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(14)	$(23)	$(54)	$(20)
Treasury rate lock agreements	—	—	1	—

	$(14)	$(23)	$(53)	$(20)

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts - Cost of goods sold and occupancy expenses	$(12)	$(7)	$(21)	$(15)
Foreign exchange forward contracts - Operating expenses	(2)	(1)	(3)	(1)

	$(14)	$(8)	$(24)	$(16)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$(2)	$(3)	$(2)	$(5)

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts - Operating expenses	$3	$5	$(2)	$7

For the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

See Note 9 of Notes to Condensed Consolidated Financial Statements for components of comprehensive income, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 7. Share Repurchases

Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Number of shares repurchased	42.5	37.9	67.3	52.2
Total cost	$820	$799	$1,368	$1,095
Average per share cost including commissions	$19.31	$21.11	$20.33	$20.98

In November 2009, the Board of Directors authorized $500 million for share repurchases, which was fully utilized by the end of March 2010. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family (related-party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During the twenty-six weeks ended July 31, 2010, approximately 0.5 million shares were repurchased for $10 million from the Fisher family subject to these agreements.

In February 2010, we announced that the Board of Directors authorized $1 billion for share repurchases, which was fully utilized by the end of August 2010. In August 2010, we announced that the Board of Directors authorized an additional $750 million for share repurchases, which was fully utilized by the end of March 2011. In February 2011, we announced a new $2 billion share repurchase authorization, of which $1.3 billion was utilized through July 30, 2011. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

All except $8 million of total share repurchases in the table above were paid for as of July 30, 2011. All of the share repurchases were paid for as of January 29, 2011 and July 31, 2010.

Note 8. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock units	$12	$14	$24	$36
Stock options	4	3	8	7
Employee stock purchase plan	1	1	2	2

Share-based compensation expense	17	18	34	45
Less: Income tax benefit	(7)	(8)	(13)	(18)

Share-based compensation expense, net of tax	$10	$10	$21	$27

Note 9. Comprehensive Income

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

Comprehensive income, net of tax, consists of the following:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net income	$189	$234	$422	$536
Foreign currency translation, net of tax benefit of $-, $-, $(1), and $-	14	30	47	15
Change in fair value of derivative financial instruments, net of tax benefit of $(6), $(9), $(21), and $(7)	(8)	(14)	(32)	(13)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $6, $3, $10, and $6	8	5	14	10

Comprehensive income, net of tax	$203	$255	$451	$548

Note 10. Income Taxes

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

As of July 30, 2011, we do not anticipate any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

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

Note 11. Earnings Per Share

Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Weighted-average number of shares - basic	542	646	562	657
Common stock equivalents	3	5	5	6

Weighted-average number of shares - diluted	545	651	567	663

The above computations of weighted-average number of shares – diluted exclude 13 million and 11 million shares related to stock options and other stock awards for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, and 10 million and 7 million shares related to stock options and other stock awards for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 12. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of July 30, 2011. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $18 million as of July 30, 2011. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. There was no material liability recorded for the guarantees as of July 30, 2011, January 29, 2011, and July 31, 2010.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of July 30, 2011. We are currently in the process of winding down our participation in the reinsurance pool.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of July 30, 2011, actions filed against us included commercial, intellectual property, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. As of July 30, 2011, January 29, 2011, and July 31, 2010, we recorded a liability for the estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The amount of liability as of July 30, 2011, January 29, 2011, and July 31, 2010 was not material for any individual Action or in total. Subsequent to July 30, 2011, no information has become available that indicates a material change to our estimate is required.

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

Note 13. Segment Information

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

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended July 30, 2011	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$734	$1,133	$489	$—	$2,356	70%
Canada	76	95	43	—	214	6
Europe	169	—	13	16	198	6
Asia	226	—	35	19	280	8
Other regions	—	—	—	29	29	1

Total Stores reportable segment	1,205	1,228	580	64	3,077	91
Direct reportable segment (2)	77	122	37	73	309	9

Total	$1,282	$1,350	$617	$137	$3,386	100%

Sales Growth	2%	—%	2%	33%	2%

($ in millions) 13 Weeks Ended July 31, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$776	$1,145	$496	$—	$2,417	73%
Canada	72	101	43	—	216	7
Europe	152	—	8	8	168	5
Asia	195	—	29	14	238	7
Other regions	—	—	—	20	20	—

Total Stores reportable segment	1,195	1,246	576	42	3,059	92
Direct reportable segment (2)	64	103	30	61	258	8

Total	$1,259	$1,349	$606	$103	$3,317	100%

Sales Growth	—%	1%	5%	39%	2%

($ in millions) 26 Weeks Ended July 30, 2011	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$1,477	$2,230	$949	$—	$4,656	70%
Canada	146	183	86	—	415	6
Europe	330	—	24	31	385	6
Asia	416	—	59	35	510	7
Other regions	—	—	—	58	58	1

Total Stores reportable segment	2,369	2,413	1,118	124	6,024	90
Direct reportable segment (2)	173	262	78	144	657	10

Total	$2,542	$2,675	$1,196	$268	$6,681	100%

Sales Growth (Decline)	—%	(2)%	1%	31%	1%

($ in millions) 26 Weeks Ended July 31, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$1,564	$2,308	$964	$—	$4,836	73%
Canada	145	193	84	—	422	6
Europe	308	—	15	19	342	5
Asia	375	—	53	27	455	7
Other regions	—	—	—	38	38	1

Total Stores reportable segment	2,392	2,501	1,116	84	6,093	92
Direct reportable segment (2)	143	225	64	121	553	8

Total	$2,535	$2,726	$1,180	$205	$6,646	100%

Sales Growth	2%	4%	6%	34%	4%

(1)	U.S. includes the United States and Puerto Rico.

(2)

In July 2010, we began selling products online to customers in select countries outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. In August 2010, we began selling products online to customers in select countries outside the U.S. utilizing our own logistics and fulfillment capabilities. For the thirteen and twenty-six weeks ended July 30, 2011, there was $24 million and $50 million, respectively, of online sales that were shipped from distribution centers located outside the U.S. For the thirteen and twenty-six weeks ended July 31, 2010, there were no material amounts related to online sales that were shipped from distribution centers located outside the U.S.

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

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Operating income:
Stores	$277	$347	$581	$749
Direct	57	50	139	122

Operating income	$334	$397	$720	$871

($ in millions)	July 30, 2011	January 29, 2011	July 31, 2010
Segment assets:
Stores	$3,350	$3,264	$3,245
Direct	591	545	511
Unallocated	3,865	3,256	3,552

Total assets	$7,806	$7,065	$7,308

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales generated in the U.S. and in foreign locations are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
U.S. (1)	$2,641	$2,675	$5,263	$5,389
Foreign	745	642	1,418	1,257

Total net sales	$3,386	$3,317	$6,681	$6,646

(1)	U.S. includes the United States and Puerto Rico.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	stabilizing revenues in North America and growing revenues internationally;

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

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that changes in general economic conditions or consumer spending patterns will have a negative impact on our financial performance or strategies;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that we, or our franchisees, will be unsuccessful in gauging fashion trends and changing consumer preferences;

•	the risk that our efforts to expand internationally may not be successful and could impair the value of our brands;

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

•	the risk that our franchisees will be unable to successfully open, operate, and grow the Company’s franchised stores;

•	the risk that we, or our franchisees, will be unsuccessful in identifying, negotiating, and securing new store locations and renewing or modifying leases for existing store locations effectively;

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that we will be unsuccessful in implementing our strategic, operating, and people initiatives;

•

the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results and our ability to service our debt while maintaining other initiatives;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•	the risk that our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results;

•	the risk that acts or omissions by our third-party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program;

•	the risk that the adoption of new accounting pronouncements will impact future results;

•	the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition, strategies, and results of operations; and

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits.

Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, our Quarterly Report on Form 10-Q for the period ended April 30, 2011, and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 7, 2011, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

OVERVIEW

Financial results for the second quarter of fiscal 2011 are as follows:

•

Net sales for the second quarter of fiscal 2011 increased 2 percent to $3.39 billion compared with $3.32 billion for the second quarter of fiscal 2010. Comparable sales, which include the associated comparable online sales, for the second quarter of fiscal 2011 decreased 2 percent compared with a 1 percent increase for the second quarter of fiscal 2010.

•

Direct net sales for the second quarter of fiscal 2011 increased 20 percent to $309 million compared with $258 million for the second quarter of fiscal 2010. Our Direct reportable segment includes sales for each of our online brands.

•

Net sales for Direct and international (regions outside of the U.S. and Canada) as a percentage of total net sales for the second quarter of fiscal 2011 increased 4 percent to 24 percent compared with 20 percent for the second quarter of fiscal 2010.

•	Gross profit for the second quarter of fiscal 2011 was $1.25 billion compared with $1.31 billion for the second quarter of fiscal 2010.

•	Operating expenses for the second quarter of fiscal 2011 were flat compared with the second quarter of fiscal 2010 and decreased 0.5 percent as a percentage of net sales.

•

Net income for the second quarter of fiscal 2011 decreased 19 percent to $189 million compared with $234 million for the second quarter of fiscal 2010, and diluted earnings per share decreased to $0.35 for the second quarter of fiscal 2011 compared with $0.36 for the second quarter of fiscal 2010.

•	During the second quarter of fiscal 2011, we repurchased about 42.5 million shares for $820 million.

•

During the first half of fiscal 2011, we generated free cash flow of $298 million compared with free cash flow of $292 million during the first half of fiscal 2010. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

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

See Item 1, Financial Statements, Note 13 of Notes to Condensed Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Sales

Beginning in fiscal 2011, the Company reports comparable (“Comp”) sales including the associated comparable online sales. Accordingly, Comp sales for the thirteen and twenty-six weeks ended July 31, 2010 have been recalculated to conform to fiscal 2011 presentation.

The percentage change in Comp sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gap North America	(3)%	(3)%	(3)%	—%
Old Navy North America	—%	2%	(1)%	4%
Banana Republic North America	(2)%	4%	(1)%	5%
International	(4)%	3%	(5)%	2%
The Gap, Inc.	(2)%	1%	(2)%	3%

The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gap North America	(5)%	(4)%	(5)%	(1)%
Old Navy North America	(2)%	2%	(3)%	4%
Banana Republic North America	(3)%	3%	(3)%	4%
International	(6)%	3%	(7)%	2%
The Gap, Inc.	(4)%	1%	(4)%	3%

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

Online Comp sales are defined as sales through online channels in regions where we have existing Comp store sales.

Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales per average square foot (1)	$80	$78	$156	$155

(1)	Excludes net sales associated with our online, catalog, wholesale, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2011	26 Weeks Ended July 30, 2011		July 30, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	8	28	1,091	11.1
Gap Europe	184	7	5	186	1.6
Gap Asia	135	6	1	140	1.3
Old Navy North America	1,027	12	17	1,022	18.5
Banana Republic North America	576	3	1	578	4.9
Banana Republic Asia	29	—	1	28	0.2
Banana Republic Europe	5	2	—	7	0.1
Athleta North America	1	—	—	1	—

Company-operated stores total	3,068	38	53	3,053	37.7
Franchise	178	18	1	195	N/A

Total	3,246	56	54	3,248	37.7

Increase (decrease) over prior year				0.7%	(2.1)%

	January 30, 2010	26 Weeks Ended July 31, 2010		July 31, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,152	1	21	1,132	11.4
Gap Europe	178	7	5	180	1.6
Gap Asia	120	4	1	123	1.1
Old Navy North America	1,039	6	10	1,035	19.3
Banana Republic North America	576	—	1	575	4.9
Banana Republic Asia	27	—	—	27	0.2
Banana Republic Europe	3	1	—	4	—

Company-operated stores total	3,095	19	38	3,076	38.5
Franchise	136	19	4	151	N/A

Total	3,231	38	42	3,227	38.5

Decrease over prior year				(1.3)%	(2.3)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, the Middle East, and Africa.

We expect to open about 125 new Company-operated store locations and close about 125 Company-operated store locations in fiscal 2011. Through downsizes, we expect net square footage for Company-operated stores to decrease about 2 percent for fiscal 2011. We also expect our franchisees will open about 75 new franchise stores in fiscal 2011.

Net Sales

Our net sales for the second quarter of fiscal 2011 increased $69 million, or 2 percent, compared with the prior year comparable period due to an increase in net sales of $18 million related to our Stores reportable segment and an increase in net sales of $51 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the second quarter of fiscal 2011 increased $18 million, or 1 percent, compared with the prior year comparable period. The increase was primarily due to an increase in our international and franchise sales and the favorable impact of foreign exchange of $61 million, partially offset by a decrease in sales in North America for the second quarter of fiscal 2011 compared with the prior year comparable period. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2010 were translated at exchange rates applicable during the second quarter of fiscal 2011.

•

For the Direct reportable segment, our net sales for the second quarter of fiscal 2011 increased $51 million, or 20 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands and the incremental sales related to the introduction of international online sales in August 2010.

Our net sales for the first half of fiscal 2011 increased $35 million, or 1 percent, compared with the prior year comparable period due to an increase in net sales of $104 million related to our Direct reportable segment, offset by a decrease in net sales of $69 million related to our Stores reportable segment.

•

For the Stores reportable segment, our net sales for the first half of fiscal 2011 decreased $69 million, or 1 percent, compared with the prior year comparable period. The decrease was primarily due to a decrease in Comp store sales, excluding the associated comparable online sales, of 4 percent for the first half of fiscal 2011 compared with the prior year comparable period, partially offset by the favorable impact of foreign exchange of $103 million and an increase in franchise sales. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2010 were translated at exchange rates applicable during the first half of fiscal 2011.

•

For the Direct reportable segment, our net sales for the first half of fiscal 2011 increased $104 million, or 19 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands and the incremental sales related to the introduction of international online sales in August 2010.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Cost of goods sold and occupancy expenses	$2,135	$2,003	$4,126	$3,931
Gross profit	$1,251	$1,314	$2,555	$2,715
Cost of goods sold and occupancy expenses as a percentage of net sales	63.1%	60.4%	61.8%	59.1%
Gross margin	36.9%	39.6%	38.2%	40.9%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 2.7 percent in the second quarter and first half of fiscal 2011 compared with the prior year comparable periods.

•

Cost of goods sold increased 2.7 percent as a percentage of net sales in the second quarter and first half of fiscal 2011 compared with the prior year comparable periods. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased cost of merchandise.

•	Occupancy expenses were flat as a percentage of net sales in the second quarter and first half of fiscal 2011 compared with the prior year comparable periods.

Operating Expenses

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Operating expenses	$917	$917	$1,835	$1,844
Operating expenses as a percentage of net sales	27.1%	27.6%	27.5%	27.7%
Operating margin	9.9%	12.0%	10.8%	13.1%

Operating expenses were flat, but decreased 0.5 percent as a percentage of net sales, in the second quarter of fiscal 2011 compared with the prior year comparable period.

Operating expenses decreased $9 million, or 0.2 percent as a percentage of net sales, in the first half of fiscal 2011 compared with the prior year comparable period. The decrease in operating expenses was mainly due to higher income from fees earned under the private label and co-branded credit card agreements, partially offset by an increase in marketing expenses.

Interest Expense (Reversal)

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Interest expense (reversal)	$22	$1	$28	$(9)

Interest expense for the second quarter and first half of fiscal 2011 primarily consists of interest expense related to our $1.25 billion long-term debt, which was issued in April 2011, and $400 million term loan, which was funded in May 2011.

Interest expense for the first half of fiscal 2010 includes an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Interest Income

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Interest income	$(1)	$(2)	$(2)	$(3)

Interest income is earned on our cash and cash equivalents and investments. The decrease in interest income for the first half of fiscal 2011 compared with the prior year comparable period was primarily due to a lower monthly average cash balance in the first half of fiscal 2011.

Income Taxes

($ in millions)	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Income taxes	$124	$164	$272	$347
Effective tax rate	39.6%	41.2%	39.2%	39.3%

The decrease in the effective tax rate for the second quarter of fiscal 2011 compared with the prior year comparable period was primarily due to tax adjustments in fiscal 2010 related to distributions received from foreign subsidiaries that did not recur in fiscal 2011.

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

In the first quarter of fiscal 2011, we made the strategic decision to issue debt. Given favorable market conditions and our history of generating consistent and strong operating cash flow, we felt it was the right time to pursue a more optimal capital structure. The Company has generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2010 with $1.7 billion of cash and cash equivalents and short-term investments on its balance sheet. We remain committed to maintaining a sound financial policy, strong credit profile, and a focus on liquidity. Proceeds from the debt issuance are used for general corporate purposes including share repurchases.

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees.

In April 2011, we also entered into a $400 million five-year term loan due April 2016, which was funded in May 2011. The term loan has an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings.

As of July 30, 2011, cash and cash equivalents and short-term investments were $2.2 billion. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the first half of fiscal 2011 increased $19 million compared with the prior year comparable period, primarily due to the following:

•	a decrease in income tax payments in the first half of fiscal 2011 compared with the first half of fiscal 2010; and

•	a lower fiscal 2010 bonus payout in the first quarter of fiscal 2011 compared with the fiscal 2009 bonus payout in the first quarter of fiscal 2010; partially offset by

•	a decrease in net income in the first half of fiscal 2011 compared with the first half of fiscal 2010.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first half of fiscal 2011 decreased $139 million compared with the prior year comparable period, primarily due to the following:

•

$25 million of net maturities of short-term investments in the first half of fiscal 2011 compared with $125 million of net purchases of short-term investments in the first half of fiscal 2010; partially offset by

•	$13 million more purchases of property and equipment in the first half of fiscal 2011 compared with the first half of fiscal 2010.

For fiscal 2011, we expect capital expenditures to be about $575 million.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows primarily consist of proceeds from the issuance of long-term debt. In the first half of fiscal 2011, we generated $200 million of cash from financing activities compared with a cash outflow of $1.2 billion in the first half of fiscal 2010. The change was primarily due to the following:

•	$1.65 billion of proceeds from our issuance of long-term debt in the first half of fiscal 2011; partially offset by

•	$262 million more repurchases of common stock in the first half of fiscal 2011 compared with the first half of fiscal 2010.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 30, 2011	July 31, 2010
Net cash provided by operating activities	$559	$540
Less: Purchases of property and equipment	(261)	(248)

Free cash flow	$298	$292

Debt

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year, commencing on October 12, 2011. We have an option to call the Notes in whole or in part at any time at our expense. The Notes agreement is unsecured and does not contain any financial covenants.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable annually on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings. The term loan agreement contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts.

Credit Facilities

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Condensed Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of July 30, 2011, we had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of July 30, 2011, we had no trade letters of credit issued under this letter of credit agreement.

In April 2011, we replaced our existing $500 million, five-year, unsecured revolving credit facility, which was scheduled to expire in August 2012, with a new $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of July 30, 2011, there were no borrowings under the Facility. The net availability of the Facility, reflecting $43 million of outstanding standby letters of credit, was $457 million as of July 30, 2011.

On April 7, 2011, we obtained new long-term senior unsecured credit ratings from Moody’s and Fitch. Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s continues to rate us BB+. As of July 30, 2011, there were no changes in these credit ratings. Any future reduction in the Moody’s and Standard & Poor’s ratings would increase our interest expense related to our $400 million term loan and any future interest expense if we were to draw on the Facility.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are available for borrowings, overdraft borrowings, and issuances of bank guarantees. The 196 million Chinese yuan (approximately $30 million as of July 30, 2011) China Facilities were set to expire in August 2011 but were renewed under substantially similar terms through September 2012. As of July 30, 2011, there were borrowings of $3 million (18 million Chinese yuan) at an interest rate of 6.72 percent under the China Facilities. The net availability of the China Facilities, reflecting these borrowings, was approximately $27 million as of July 30, 2011.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.225 per share and $0.20 per share during the first half of fiscal 2011 and 2010, respectively. We intend to increase our annual dividend, which was $0.40 per share for fiscal 2010, to $0.45 per share for fiscal 2011.

Share Repurchases

In August 2010, we announced that the Board of Directors authorized $750 million for share repurchases, which was fully utilized by the end of March 2011. In February 2011, we announced that the Board of Directors authorized an additional $2 billion for share repurchases, of which $1.3 billion was utilized through July 30, 2011.

During the first half of fiscal 2011, we repurchased approximately 67.3 million shares for $1.4 billion, including commissions, at an average price per share of $20.33.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 29, 2011, other than those which occur in the normal course of business and the $1.25 billion Notes and $400 million term loan discussed above. See Item 1, Financial Statements, Note 12 of Notes to Condensed Consolidated Financial Statements for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year, commencing on October 12, 2011. The amount recorded in long-term debt in the Condensed Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. The Notes are not subject to market risk, as they have a fixed interest rate.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable annually on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings.

Our interest rate risk associated with the term loan as of July 30, 2011 is as follows:

	Expected Maturity Date (Fiscal Year)
($ in millions)	2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value (1)
Principal payments	$—	$40	$40	$40	$40	$240	$—	$400	$400

Average interest rate (2)	2%	2%	2%	2%	2%	2%	2%	2%

(1)	The carrying value of the term loan approximates its fair value, as the interest rate varies depending on market rates and our credit rating.
(2)	The average interest rate for all periods presented was calculated based on LIBOR plus a margin, including fees, based on our long-term senior unsecured credit ratings as of July 30, 2011. As the interest rate for the term loan is variable, it is subject to change for all periods presented.

Other than the issuance of the Notes and the term loan described above, our market risk profile as of July 30, 2011 has not significantly changed since January 29, 2011. Our market risk profile as of January 29, 2011 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our investments and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended April 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 30, 2011 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 1 - May 28)	17,444,121	$20.77	17,444,121	$1,129 million
Month #2 (May 29 - July 2)	21,335,859	$18.17	21,335,859	$742 million
Month #3 (July 3 - July 30)	3,731,400	$18.98	3,731,400	$671 million

Total	42,511,380		42,511,380

(1)	On February 24, 2011, we announced that our Board of Directors approved $2 billion for share repurchases. This authorization has no expiration date.

Item 6.	Exhibits.

10.1	2011 Long-Term Incentive Plan, filed as Appendix A to the Registrant’s definitive proxy statement for its annual meeting of shareholders held on May 17, 2011, Commission File No. 1-7562.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: September 7, 2011	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: September 7, 2011	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	2011 Long-Term Incentive Plan, filed as Appendix A to the Registrant’s definitive proxy statement for its annual meeting of shareholders held on May 17, 2011, Commission File No. 1-7562.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.