Form 10-Q
period 2011-10-29
GAP INC
filed 2011-12-07
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of November 29, 2011 was 488,305,236.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,392	$1,561	$1,403
Short-term investments	25	100	251
Merchandise inventory	2,322	1,620	2,160
Other current assets	815	645	663

Total current assets	4,554	3,926	4,477
Property and equipment, net of accumulated depreciation of $5,202, $5,010, and $5,021 for periods presented, respectively	2,550	2,563	2,587
Other long-term assets	553	576	664

Total assets	$7,657	$7,065	$7,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$52	$3	$3
Accounts payable	1,472	1,049	1,438
Accrued expenses and other current liabilities	957	993	960
Income taxes payable	1	50	11

Total current liabilities	2,482	2,095	2,412

Long-term liabilities:
Long-term debt	1,606	—	—
Lease incentives and other long-term liabilities	910	890	972

Total long-term liabilities	2,516	890	972

Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 489, 588, and 616 shares for periods presented, respectively	55	55	55
Additional paid-in capital	2,873	2,939	2,939
Retained earnings	12,201	11,767	11,462
Accumulated other comprehensive income	226	185	183
Treasury stock at cost (617, 518, and 490 shares for periods presented, respectively)	(12,696)	(10,866)	(10,295)

Total stockholders’ equity	2,659	4,080	4,344

Total liabilities and stockholders’ equity	$7,657	$7,065	$7,728

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$3,585	$3,654	$10,266	$10,300
Cost of goods sold and occupancy expenses	2,271	2,149	6,397	6,080

Gross profit	1,314	1,505	3,869	4,220
Operating expenses	968	1,001	2,803	2,845

Operating income	346	504	1,066	1,375
Interest expense (reversal)	22	3	50	(6)
Interest income	(1)	(1)	(3)	(4)

Income before income taxes	325	502	1,019	1,385
Income taxes	132	199	404	546

Net income	$193	$303	$615	$839

Weighted-average number of shares - basic	503	622	542	646
Weighted-average number of shares - diluted	505	626	547	651

Earnings per share - basic	$0.38	$0.49	$1.13	$1.30
Earnings per share - diluted	$0.38	$0.48	$1.12	$1.29

Cash dividends declared and paid per share	$0.1125	$0.10	$0.3375	$0.30

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net income	$615	$839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	492
Amortization of lease incentives	(62)	(63)
Share-based compensation	50	61
Tax benefit from exercise of stock options and vesting of stock units	10	8
Excess tax benefit from exercise of stock options and vesting of stock units	(11)	(9)
Non-cash and other items	51	36
Deferred income taxes	82	(2)
Changes in operating assets and liabilities:
Merchandise inventory	(694)	(666)
Other current assets and other long-term assets	(78)	(31)
Accounts payable	422	383
Accrued expenses and other current liabilities	(87)	(178)
Income taxes payable, net of prepaid and other tax-related items	(185)	17
Lease incentives and other long-term liabilities	81	49

Net cash provided by operating activities	638	936

Cash flows from investing activities:
Purchases of property and equipment	(416)	(413)
Purchases of short-term investments	(50)	(450)
Maturities of short-term investments	125	425
Change in other assets	(4)	3

Net cash used for investing activities	(345)	(435)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	9	3
Proceeds from issuance of long-term debt	1,646	—
Payments of long-term debt issuance costs	(11)	—
Proceeds from share-based compensation, net of withholding tax payments	55	62
Repurchases of common stock	(2,013)	(1,352)
Excess tax benefit from exercise of stock options and vesting of stock units	11	9
Cash dividends paid	(181)	(192)

Net cash used for financing activities	(484)	(1,470)

Effect of foreign exchange rate fluctuations on cash	22	24

Net decrease in cash and cash equivalents	(169)	(945)
Cash and cash equivalents at beginning of period	1,561	2,348

Cash and cash equivalents at end of period	$1,392	$1,403

Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$50	$54

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$42	$1
Cash paid for income taxes during the period	$494	$526

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of October 29, 2011 and October 30, 2010, the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of October 29, 2011 and October 30, 2010 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 29, 2011 has been derived from our audited financial statements.

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

The results of operations for the thirteen and thirty-nine weeks ended October 29, 2011 are not necessarily indicative of the operating results that may be expected for the fifty-two-week period ending January 28, 2012.

Note 2. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to revise the manner in which entities present comprehensive income in their financial statements. This guidance requires entities to present each component of net income along with total net income, each component of other comprehensive income (“OCI”) along with a total for OCI, and a total amount for comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the provisions of this accounting standards update in the first quarter of fiscal 2012.

In September 2011, the FASB issued an accounting standards update to simplify how entities test goodwill for impairment. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This accounting standards update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We expect to adopt the provisions of this accounting standards update in the fourth quarter of fiscal 2011 and do not expect the adoption to have a material impact on our consolidated financial statements.

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets:

($ in millions)	October 29, 2011	January 29, 2011	October 30, 2010
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(14)	(12)	(11)

Intangible assets subject to amortization, net	$1	$3	$4

All of the goodwill and intangible assets above have been allocated to the Direct reportable segment.

During the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are amortized over a weighted-average amortization period of four years. There was no material amortization expense for intangible assets subject to amortization for the thirteen weeks ended October 29, 2011. Amortization expense for intangible assets subject to amortization was $1 million for the thirteen weeks ended October 30, 2010 and $2 million and $3 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, and is recorded in operating expenses in the Condensed Consolidated Statements of Income.

Note 4. Debt and Credit Facilities

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees of $11 million. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. We have an option to call the Notes in whole or in part at any time, subject to a make whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Condensed Consolidated Balance Sheet for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. The estimated fair value of the Notes was $1.18 billion as of October 29, 2011 and was based on the quoted market price of the Notes as of the last business day of the thirteen-week period ended October 29, 2011.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on our long-term senior unsecured credit ratings. The term loan agreement contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts. The estimated fair value of the term loan was $400 million as of October 29, 2011. The carrying value of the term loan approximates its fair value, as the interest rate varies depending on quoted market rates and our credit rating.

Long-term debt as of October 29, 2011 consists of the following:

($ in millions)
Notes	$1,246
Term loan	400

Total long-term debt	1,646
Less: Current portion	(40)

Total long-term debt, less current portion	$1,606

In April 2011, we replaced our existing $500 million, five-year, unsecured revolving credit facility, which was scheduled to expire in August 2012, with a new $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. It contains financial and other covenants, including but not limited to limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the Facility, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances and require the immediate repayment of any outstanding advances under the Facility. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of October 29, 2011, there were no borrowings under the Facility. The net availability of the Facility, reflecting $43 million of outstanding standby letters of credit, was $457 million as of October 29, 2011.

In conjunction with our financings, we obtained new long-term senior unsecured credit ratings from Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s Rating Service (“Standard & Poor’s”) continued to rate us BB+. As of October 29, 2011, there were no changes in these credit ratings. Any future reduction in the Moody’s or Standard & Poor’s ratings would increase the interest expense related to our $400 million term loan and any future interest expense if we were to draw on the Facility.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are uncommitted and are available for borrowings, overdraft borrowings, and issuances of bank guarantees. The 196 million Chinese yuan (approximately $30 million as of October 29, 2011) China Facilities were set to expire in August 2011 but were renewed under substantially similar terms through September 2012. As of October 29, 2011, there were borrowings of $12 million (78 million Chinese yuan) at an interest rate of 6.53 percent under the China Facilities, which are recorded in current maturities of debt in the Condensed Consolidated Balance Sheet. The net availability of the China Facilities, reflecting these borrowings, was approximately $18 million as of October 29, 2011.

Current maturities of debt in the Condensed Consolidated Balance Sheets as of January 29, 2011 and October 30, 2010 also include $3 million and $3 million, respectively, of borrowings under the China Facilities.

Note 5. Fair Value Measurements

Effective January 30, 2011, we adopted enhanced disclosure requirements for fair value measurements. There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended October 29, 2011.

There were no transfers into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$477	$—	$477	$—
Short-term investments	25	—	25	—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	23	23	—	—

Total	$532	$23	$509	$—

Liabilities:
Derivative financial instruments	$37	$—	$37	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$604	$—	$604	$—
Short-term investments	100	—	100	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	27	27	—	—

Total	$735	$27	$708	$—

Liabilities:
Derivative financial instruments	$37	$—	$37	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$459	$—	$459	$—
Short-term investments	251	—	251	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	26	26	—	—

Total	$740	$26	$714	$—

Liabilities:
Derivative financial instruments	$56	$—	$56	$—

We have highly liquid investments classified as cash equivalents and short-term investments, which are placed primarily in time deposits and domestic commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The October 30, 2010 fair value table has been updated to include cash equivalents and short-term investments in level 2.

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

There were no material impairment charges recorded for goodwill, the trade name, or other long-lived assets for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010.

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

During the thirteen weeks ended April 30, 2011, we entered into and settled treasury rate lock agreements in anticipation of issuing our 5.95 percent fixed-rate Notes of $1.25 billion in April 2011. Prior to the issuance of our Notes, we were subject to changes in interest rates, and we therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The gain related to the treasury lock agreements is reported as a component of OCI and is recognized in income over the life of the Notes.

There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 29, 2011 or October 30, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 29, 2011 or October 30, 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

We generally enter into foreign exchange forward contracts as needed to hedge intercompany balances that bear foreign exchange risk. These foreign exchange forward contracts generally settle in less than 12 months.

Outstanding Notional Amounts

As of October 29, 2011, January 29, 2011, and October 30, 2010, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	October 29, 2011	January 29, 2011	October 30, 2010
U.S. dollars (1)	$995	$1,025	$1,053
British pounds	£40	£54	£49

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Japanese yen, and Canadian dollars.

As of October 29, 2011, January 29, 2011, and October 30, 2010, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary in the following notional amounts:

(notional amounts in millions)	October 29, 2011	January 29, 2011	October 30, 2010
Japanese yen	¥3,000	¥3,000	¥—

As of October 29, 2011, January 29, 2011, and October 30, 2010, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	October 29, 2011	January 29, 2011	October 30, 2010
U.S. dollars	$47	$12	$20
British pounds	£1	£—	£—
Japanese yen	¥3,238	¥3,238	¥3,238

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of October 29, 2011, January 29, 2011, or October 30, 2010.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	October 29, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$3	Accrued expenses and other current liabilities	$24
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	4

Total derivatives designated as cash flow hedges		4		28

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	2
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		1		2

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	7
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		7

Total derivative instruments		$7		$37

	January 29, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	2	Lease incentives and other long-term liabilities	2

Total derivatives designated as cash flow hedges		2		32

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		5

Total derivative instruments		$4		$37

	October 30, 2010
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$2	Accrued expenses and other current liabilities	$38
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	11

Total derivatives designated as cash flow hedges		2		49

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	7
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		7

Total derivative instruments		$4		$56

Substantially all of the unrealized gains and losses from designated cash flow hedges as of October 29, 2011 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of October 29, 2011 shown above.

See Note 5 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$16	$(37)	$(38)	$(57)
Treasury rate lock agreements	—	—	1	—

	$16	$(37)	$(37)	$(57)

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts - Cost of goods sold and occupancy expenses	$(16)	$(7)	$(37)	$(22)
Foreign exchange forward contracts - Operating expenses	(1)	(2)	(4)	(3)

	$(17)	$(9)	$(41)	$(25)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$(1)	$—	$(3)	$(5)

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts - Operating expenses	$6	$(2)	$4	$5

For the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

See Note 9 of Notes to Condensed Consolidated Financial Statements for components of OCI, which includes changes in fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

Note 7. Share Repurchases

Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Number of shares repurchased	39.2	15.1	106.5	67.3
Total cost	$645	$263	$2,013	$1,358
Average per share cost including commissions	$16.46	$17.46	$18.90	$20.19

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

Between February 2010 and February 2011, we announced that the Board of Directors authorized a total of $3.75 billion for share repurchases, of which $26 million was remaining as of October 29, 2011. In November 2011, we announced a new $500 million share repurchase authorization. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

All of the share repurchases were paid for as of October 29, 2011 and January 29, 2011. All except $9 million of total share repurchases were paid for as of October 30, 2010.

Note 8. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock units	$11	$12	$35	$48
Stock options	4	3	12	10
Employee stock purchase plan	1	1	3	3

Share-based compensation expense	16	16	50	61
Less: Income tax benefit	(7)	(6)	(20)	(24)

Share-based compensation expense, net of tax	$9	$10	$30	$37

Note 9. Comprehensive Income

Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. Comprehensive income, net of tax, consists of the following:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net income	$193	$303	$615	$839
Other comprehensive income:
Foreign currency translation, net of tax (tax benefit) of $-, $2, $(1), and $2	(8)	32	39	47
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $6, $(15), $(15), and $(22)	10	(22)	(22)	(35)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $7, $3, $17, and $9	10	6	24	16

Other comprehensive income, net of tax	12	16	41	28

Comprehensive income, net of tax	$205	$319	$656	$867

Note 10. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2008, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2003.

As of October 29, 2011, we do not anticipate any significant increases or decreases in total gross unrecognized tax benefits within the next 12 months.

Except where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries when we intend to utilize those earnings in foreign operations for an indefinite period of time.

During the thirty-nine weeks ended October 30, 2010, we recognized an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the review conducted by the Internal Revenue Service (“IRS”) with respect to the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Note 11. Earnings Per Share

Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Weighted-average number of shares - basic	503	622	542	646
Common stock equivalents	2	4	5	5

Weighted-average number of shares - diluted	505	626	547	651

The above computations of weighted-average number of shares – diluted exclude 16 million and 17 million shares related to stock options and other stock awards for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, and 12 million and 11 million shares related to stock options and other stock awards for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 12. Commitments and Contingencies

We have assigned certain store and corporate facility leases to third parties as of October 29, 2011. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2019. The maximum potential amount of future lease payments we could be required to make is approximately $17 million as of October 29, 2011. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. There was no material liability recorded for the guarantees as of October 29, 2011, January 29, 2011, and October 30, 2010.

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

As party to a reinsurance pool for workers’ compensation, general liability, and automobile liability, we have guarantees with a maximum exposure of $14 million as of October 29, 2011. We are currently in the process of winding down our participation in the reinsurance pool.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 29, 2011, actions filed against us included commercial, intellectual property, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. As of October 29, 2011, January 29, 2011, and October 30, 2010, we recorded a liability for the estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The amount of liability as of October 29, 2011, January 29, 2011, and October 30, 2010 was not material for any individual Action or in total. Subsequent to October 29, 2011 and through our filing date of December 7, 2011, no information has become available that indicates a material change to our estimate is required.

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

Note 13. Segment Information

We identify our operating segments according to how our business activities are managed and evaluated. All of our operating segments sell a group of similar products – apparel, accessories, and personal care products. We have two reportable segments:

•

Stores – The Stores reportable segment includes the results of the retail stores for Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because the operating segments have similar economic characteristics.

•	Direct – The Direct reportable segment includes the results for our online brands, both domestic and international.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended October 29, 2011	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$819	$1,105	$495	$—	$2,419	67%
Canada	89	100	48	—	237	7
Europe	171	—	13	22	206	6
Asia	219	—	31	21	271	7
Other regions	—	—	—	38	38	1

Total Stores reportable segment	1,298	1,205	587	81	3,171	88
Direct reportable segment (2)	121	178	47	68	414	12

Total	$1,419	$1,383	$634	$149	$3,585	100%

Sales Growth (Decline)	(3)%	(5)%	2%	34%	(2)%

($ in millions) 13 Weeks Ended October 30, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$892	$1,196	$501	$—	$2,589	71%
Canada	95	111	48	—	254	7
Europe	180	—	9	16	205	6
Asia	197	—	28	15	240	7
Other regions	—	—	—	24	24	—

Total Stores reportable segment	1,364	1,307	586	55	3,312	91
Direct reportable segment (2)	102	147	37	56	342	9

Total	$1,466	$1,454	$623	$111	$3,654	100%

Sales Growth (Decline)	3%	(1)%	3%	35%	2%

($ in millions) 39 Weeks Ended October 29, 2011	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$2,296	$3,335	$1,444	$—	$7,075	69%
Canada	235	283	134	—	652	6
Europe	501	—	37	53	591	6
Asia	635	—	90	56	781	8
Other regions	—	—	—	96	96	1

Total Stores reportable segment	3,667	3,618	1,705	205	9,195	90
Direct reportable segment (2)	294	440	125	212	1,071	10

Total	$3,961	$4,058	$1,830	$417	$10,266	100%

Sales Growth (Decline)	(1)%	(3)%	1%	32%	—%

($ in millions) 39 Weeks Ended October 30, 2010	Gap	Old Navy	Banana Republic	Other (3)	Total	Percentage of Net Sales
U.S. (1)	$2,456	$3,504	$1,465	$—	$7,425	72%
Canada	240	304	132	—	676	7
Europe	488	—	24	35	547	5
Asia	572	—	81	42	695	7
Other regions	—	—	—	62	62	—

Total Stores reportable segment	3,756	3,808	1,702	139	9,405	91
Direct reportable segment (2)	245	372	101	177	895	9

Total	$4,001	$4,180	$1,803	$316	$10,300	100%

Sales Growth	2%	2%	5%	34%	3%

(1)	U.S. includes the United States and Puerto Rico.

(2)	In July 2010, we began selling products online to customers in select countries outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. In August 2010, we began selling products online to customers in select countries outside the U.S. utilizing our own logistics and fulfillment capabilities. Online sales shipped from distribution centers located outside the U.S were $34 million and $12 million for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, and $84 million and $12 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.

(3)	Other includes our wholesale business, franchise business, Piperlime, and Athleta.

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

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Operating income:
Stores	$255	$420	$836	$1,169
Direct	91	84	230	206

Operating income	$346	$504	$1,066	$1,375

($ in millions)	October 29, 2011	January 29, 2011	October 30, 2010
Segment assets:
Stores	$4,002	$3,264	$3,828
Direct	639	545	549
Unallocated	3,016	3,256	3,351

Total assets	$7,657	$7,065	$7,728

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales generated in the U.S. and in foreign locations are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
U.S. (1)	$2,799	$2,919	$8,062	$8,308
Foreign	786	735	2,204	1,992

Total net sales	$3,585	$3,654	$10,266	$10,300

(1)	U.S. includes the United States and Puerto Rico.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the seasonality of our operations on certain asset and liability accounts;

•	the impact of the expected adoption of new accounting pronouncements;

•	stabilizing comparable store sales in our established markets and growing revenues internationally;

•

international expansion plans, including opening additional stores, many of which will be outlets, in Canada, Europe, and Asia, online sales internationally, and additional franchising and similar arrangements;

•	income recognition of unrealized gains and losses from designated cash flow hedges;

•	significant increases or decreases in total gross unrecognized tax benefits within the next 12 months;

•	the maximum potential amount of future lease payments;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	growing revenues;

•	maintaining a focus on cost management and return on invested capital;

•	generating free cash flow and returning cash to shareholders;

•	continuing to invest in long-term growth;

•	the effective tax rate in fiscal 2011;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	maintaining a strong financial profile with ample liquidity;

•	capital expenditures in fiscal 2011;

•	the number of new store openings and store closings in fiscal 2011, and the number of stores at Gap brand by the end of fiscal 2013;

•	net square footage change in fiscal 2011;

•	the number of new franchise store openings in fiscal 2011;

•	dividend payments in fiscal 2011; and

•	the impact of changes in internal controls.

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

•

the risk that we, or our franchisees, will be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 7, 2011, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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

OVERVIEW

Financial results for the third quarter of fiscal 2011 are as follows:

•

Net sales for the third quarter of fiscal 2011 decreased 2 percent to $3.59 billion compared with $3.65 billion for the third quarter of fiscal 2010. Comparable sales, which include the associated comparable online sales, for the third quarter of fiscal 2011 decreased 5 percent compared with a 1 percent increase for the third quarter of fiscal 2010.

•

Direct net sales for the third quarter of fiscal 2011 increased 21 percent to $414 million compared with $342 million for the third quarter of fiscal 2010. Our Direct reportable segment includes sales for each of our online brands.

•

Net sales for Direct and international (regions outside of the U.S. and Canada) as a percentage of total net sales for the third quarter of fiscal 2011 increased 4 percent to 26 percent compared with 22 percent for the third quarter of fiscal 2010.

•	Gross profit for the third quarter of fiscal 2011 was $1.31 billion compared with $1.51 billion for the third quarter of fiscal 2010.

•	Operating expenses for the third quarter of fiscal 2011 decreased 3 percent compared with the third quarter of fiscal 2010 and decreased 0.4 percent as a percentage of net sales.

•

Net income for the third quarter of fiscal 2011 decreased 36 percent to $193 million compared with $303 million for the third quarter of fiscal 2010, and diluted earnings per share decreased to $0.38 for the third quarter of fiscal 2011 compared with $0.48 for the third quarter of fiscal 2010.

•	During the third quarter of fiscal 2011, we repurchased about 39.2 million shares for $645 million.

Our full year business and financial priorities for fiscal 2011 remain as follows:

•	focus on growing revenues;

•	maintain a focus on cost management and return on invested capital;

•	generate free cash flow and return cash to shareholders; and

•	continue to invest in long-term growth.

As we focus on stabilizing comparable store sales in our established markets, we also plan to continue growing revenues internationally through the following:

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

Comparable Sales

Beginning in fiscal 2011, the Company reports comparable (“Comp”) sales including the associated comparable online sales. Accordingly, Comp sales for the thirteen and thirty-nine weeks ended October 30, 2010 have been recalculated to conform to fiscal 2011 presentation.

The percentage change in Comp sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Gap North America	(6)%	2%	(4)%	1%
Old Navy North America	(4)%	—%	(2)%	3%
Banana Republic North America	(1)%	2%	(1)%	4%
International	(10)%	4%	(7)%	3%
The Gap, Inc.	(5)%	1%	(3)%	2%

The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Gap North America	(8)%	1%	(6)%	—%
Old Navy North America	(8)%	(2)%	(5)%	2%
Banana Republic North America	(3)%	1%	(3)%	3%
International	(11)%	3%	(8)%	2%
The Gap, Inc.	(7)%	—%	(5)%	2%

Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each brand.

A store is included in the Comp sales calculations when it has been open for at least one calendar year and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp sales calculations until the first day they have comparable prior year sales.

A store is considered non-comparable (“Non-comp”) when it has been open for less than one calendar year or has changed its selling square footage by 15 percent or more within the past year.

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

Online Comp sales are defined as sales through online channels in countries where we have existing Comp store sales.

Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales per average square foot (1)	$82	$85	$238	$240

(1)	Excludes net sales associated with our online, catalog, franchise, and wholesale businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2011	39 Weeks Ended October 29, 2011		October 29, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	16	41	1,086	11.1
Gap Europe	184	12	5	191	1.7
Gap Asia	135	11	5	141	1.3
Old Navy North America	1,027	21	26	1,022	18.3
Banana Republic North America	576	11	4	583	4.9
Banana Republic Asia	29	1	1	29	0.2
Banana Republic Europe	5	4	—	9	0.1
Athleta North America	1	3	—	4	—

Company-operated stores total	3,068	79	82	3,065	37.6
Franchise	178	36	3	211	N/A

Total	3,246	115	85	3,276	37.6

Increase (decrease) over prior year				0.9%	(2.1)%

	January 30, 2010	39 Weeks Ended October 30, 2010		October 30, 2010
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,152	7	32	1,127	11.2
Gap Europe	178	11	5	184	1.6
Gap Asia	120	8	2	126	1.2
Old Navy North America	1,039	11	14	1,036	19.3
Banana Republic North America	576	4	3	577	4.9
Banana Republic Asia	27	1	—	28	0.2
Banana Republic Europe	3	2	1	4	—

Company-operated stores total	3,095	44	57	3,082	38.4
Franchise	136	33	4	165	N/A

Total	3,231	77	61	3,247	38.4

Decrease over prior year				(0.9)%	(2.5)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Europe, Latin America, the Middle East, and Africa.

We expect to open about 125 new Company-operated store locations and close about 150 Company-operated store locations in fiscal 2011. Through downsizes and net store closures, we expect net square footage for Company-operated stores to decrease about 2 percent for fiscal 2011. We also expect our franchisees will open about 60 new franchise stores in fiscal 2011. As a result of ongoing strategic closures and consolidations at Gap brand, we expect to have a total of about 950 Gap stores in North America by the end of fiscal 2013.

Net Sales

Our net sales for the third quarter of fiscal 2011 decreased $69 million, or 2 percent, compared with the prior year comparable period due to a decrease in net sales of $141 million related to our Stores reportable segment, offset by an increase in net sales of $72 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the third quarter of fiscal 2011 decreased $141 million, or 4 percent, compared with the prior year comparable period. The decrease was primarily due to a decrease in Comp store sales, excluding the associated comparable online sales, of 7 percent for the third quarter of fiscal 2011 compared with the prior year comparable period, partially offset by the favorable impact of foreign exchange of $35 million and an increase in franchise sales. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2010 were translated at exchange rates applicable during the third quarter of fiscal 2011.

•

For the Direct reportable segment, our net sales for the third quarter of fiscal 2011 increased $72 million, or 21 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands and the incremental sales related to the introduction of international online sales in August 2010.

Our net sales for the thirty-nine weeks ended October 29, 2011 decreased $34 million, which was flat compared with the prior year comparable period, due to a decrease in net sales of $210 million related to our Stores reportable segment, offset by an increase in net sales of $176 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the thirty-nine weeks ended October 29, 2011 decreased $210 million, or 2 percent, compared with the prior year comparable period. The decrease was primarily due to a decrease in Comp store sales, excluding the associated comparable online sales, of 5 percent for the thirty-nine weeks ended October 29, 2011 compared with the prior year comparable period, partially offset by the favorable impact of foreign exchange of $138 million and an increase in franchise sales. The foreign exchange impact is the translation impact if net sales for the thirty-nine weeks ended October 30, 2010 were translated at exchange rates applicable during the thirty-nine weeks ended October 29, 2011.

•

For the Direct reportable segment, our net sales for the thirty-nine weeks ended October 29, 2011 increased $176 million, or 20 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands and the incremental sales related to the introduction of international online sales in August 2010.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Cost of goods sold and occupancy expenses	$2,271	$2,149	$6,397	$6,080
Gross profit	$1,314	$1,505	$3,869	$4,220
Cost of goods sold and occupancy expenses as a percentage of net sales	63.3%	58.8%	62.3%	59.0%
Gross margin	36.7%	41.2%	37.7%	41.0%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 4.5 percent in the third quarter of fiscal 2011 compared with the prior year comparable period.

•

Cost of goods sold increased 4 percent as a percentage of net sales in the third quarter of fiscal 2011 compared with the prior year comparable period. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased cost of merchandise.

•

Occupancy expenses increased 0.5 percent as a percentage of net sales in the third quarter of fiscal 2011 compared with the prior year comparable period. The increase in occupancy expenses as a percentage of net sales was primarily driven by lower net sales for the Stores reportable segment without a corresponding decrease in occupancy expenses, partially offset by higher net sales for the Direct reportable segment.

Cost of goods sold and occupancy expenses as a percentage of net sales increased 3.3 percent during the thirty-nine weeks ended October 29, 2011 compared with the prior year comparable period.

•

Cost of goods sold increased 3.1 percent as a percentage of net sales during the thirty-nine weeks ended October 29, 2011 compared with the prior year comparable period. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased cost of merchandise.

•

Occupancy expenses increased 0.2 percent as a percentage of net sales during the thirty-nine weeks ended October 29, 2011 compared with the prior year comparable period. The increase in occupancy expenses as a percentage of net sales was primarily driven by lower net sales for the Stores reportable segment without a corresponding decrease in occupancy expenses, partially offset by higher net sales for the Direct reportable segment.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Operating expenses	$968	$1,001	$2,803	$2,845
Operating expenses as a percentage of net sales	27.0%	27.4%	27.3%	27.6%
Operating margin	9.7%	13.8%	10.4%	13.3%

Operating expenses decreased $33 million, or 0.4 percent as a percentage of net sales, in the third quarter of fiscal 2011 compared with the prior year comparable period. The decrease in operating expenses was primarily due to higher income from fees earned under the private label and co-branded credit card agreements and lower corporate overhead expenses, partially offset by an increase in marketing expenses and store payroll and benefits.

Operating expenses decreased $42 million, or 0.3 percent as a percentage of net sales, during the thirty-nine weeks ended October 29, 2011 compared with the prior year comparable period. The decrease in operating expenses was primarily due to higher income from fees earned under the private label and co-branded credit card agreements and lower corporate overhead expenses, partially offset by an increase in marketing expenses and store payroll and benefits.

Interest Expense (Reversal)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Interest expense (reversal)	$22	$3	$50	$(6)

Interest expense for the third quarter and thirty-nine weeks ended October 29, 2011 primarily consists of interest expense related to our $1.25 billion long-term debt, which was issued in April 2011, and $400 million term loan, which was funded in May 2011.

Interest expense for the thirty-nine weeks ended October 30, 2010 includes an interest expense reversal of $11 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the IRS’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2004.

Interest Income

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Interest income	$(1)	$(1)	$(3)	$(4)

Interest income is earned on our cash and cash equivalents and investments. The decrease in interest income for the thirty-nine weeks ended October 29, 2011 compared with the prior year comparable period was primarily due to slightly lower interest rates and a lower monthly average cash balance during the thirty-nine weeks ended October 29, 2011.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Income taxes	$132	$199	$404	$546
Effective tax rate	40.6%	39.6%	39.6%	39.4%

The increase in the effective tax rate for the thirteen and thirty-nine weeks ended October 29, 2011 compared with the prior year comparable periods was primarily due to projected operating losses in China and Hong Kong for fiscal 2011 (for which no tax benefit has been provided) and their greater impact due to lower expected Gap Inc. pre-tax income for fiscal 2011, as well as the projected unfavorable impact of a change in the mix of income between domestic and foreign operations for fiscal 2011.

We currently expect the fiscal 2011 effective tax rate to be about 40 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

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

In the first quarter of fiscal 2011, we made the strategic decision to issue debt in the aggregate amount of $1.65 billion. Given favorable market conditions and our history of generating consistent and strong operating cash flow, we took this step to provide a more optimal capital structure. The Company has generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2010 with $1.7 billion of cash and cash equivalents and short-term investments on its balance sheet. We remain committed to maintaining a strong financial profile with ample liquidity. Proceeds from the debt issuance are used for general corporate purposes including share repurchases.

As of October 29, 2011, cash and cash equivalents and short-term investments were $1.4 billion. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the thirty-nine weeks ended October 29, 2011 decreased $298 million compared with the prior year comparable period, primarily due to a decrease in net income of $224 million.

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

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the thirty-nine weeks ended October 29, 2011 decreased $90 million compared with the prior year comparable period, primarily due to $75 million of net maturities of short-term investments in the thirty-nine weeks ended October 29, 2011 compared with $25 million of net purchases of short-term investments in the thirty-nine weeks ended October 30, 2010.

For fiscal 2011, we expect capital expenditures to be about $575 million.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows primarily consist of proceeds from the issuance of long-term debt. Net cash used for financing activities during the thirty-nine weeks ended October 29, 2011 decreased $1 billion compared with the prior year comparable period, primarily due to the following:

•	$1.65 billion of proceeds from our issuance of long-term debt in the thirty-nine weeks ended October 29, 2011; partially offset by

•	$661 million more repurchases of common stock in the thirty-nine weeks ended October 29, 2011 compared with the prior year comparable period.

Free Cash Flow

Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures, as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP result.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 29, 2011	October 30, 2010
Net cash provided by operating activities	$638	$936
Less: Purchases of property and equipment	(416)	(413)

Free cash flow	$222	$523

Debt

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. The net proceeds are available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. We have an option to call the Notes in whole or in part at any time, subject to a make whole premium. The Notes agreement is unsecured and does not contain any financial covenants.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings. The term loan agreement contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a fixed charge coverage ratio and a leverage ratio. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts.

Credit Facilities

In April 2011, we replaced our existing $500 million, five-year, unsecured revolving credit facility, which was scheduled to expire in August 2012, with a new $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The facility usage fees and fees related to the Facility fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of October 29, 2011, there were no borrowings under the Facility. The net availability of the Facility, reflecting $43 million of outstanding standby letters of credit, was $457 million as of October 29, 2011.

On April 7, 2011, we obtained new long-term senior unsecured credit ratings from Moody’s and Fitch. Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s continues to rate us BB+. As of October 29, 2011, there were no changes in these credit ratings. Any future reduction in the Moody’s or Standard & Poor’s ratings would increase our interest expense related to our $400 million term loan and any future interest expense if we were to draw on the Facility.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are uncommitted and are available for borrowings, overdraft borrowings, and issuances of bank guarantees. The 196 million Chinese yuan (approximately $30 million as of October 29, 2011) China Facilities were set to expire in August 2011 but were renewed under substantially similar terms through September 2012. As of October 29, 2011, there were borrowings of $12 million (78 million Chinese yuan) at an interest rate of 6.53 percent under the China Facilities. The net availability of the China Facilities, reflecting these borrowings, was approximately $18 million as of October 29, 2011.

As of October 29, 2011, we also had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of October 29, 2011, we had no trade letters of credit issued under this letter of credit agreement. Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.3375 per share and $0.30 per share during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. We intend to pay an annual dividend per share of $0.45 for fiscal 2011, which is an increase of $0.05 compared with $0.40 for fiscal 2010.

Share Repurchases

Between February 2010 and February 2011, we announced that the Board of Directors authorized a total of $3.75 billion for share repurchases, of which $26 million was remaining as of October 29, 2011. In November 2011, we announced that the Board of Directors authorized an additional $500 million for share repurchases.

During the thirty-nine weeks ended October 29, 2011, we repurchased approximately 106.5 million shares for $2.0 billion, including commissions, at an average price per share of $18.90.

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

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. The Notes are not subject to market risk, as they have a fixed interest rate.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings.

Our interest rate risk associated with the term loan as of October 29, 2011 is as follows:

	Expected Maturity Date (Fiscal Year)
($ in millions)	2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value (1)
Principal payments	$—	$40	$40	$40	$40	$240	$—	$400	$400

Average interest rate (2)	2%	2%	2%	2%	2%	2%	2%	2%

(1)	The carrying value of the term loan approximates its fair value, as the interest rate varies depending on market rates and our credit rating.
(2)	The average interest rate for all periods presented was calculated based on LIBOR plus a margin, including fees, based on our long-term senior unsecured credit ratings as of October 29, 2011. As the interest rate for the term loan is variable, it is subject to change for all periods presented.

Other than the issuance of the Notes and the term loan described above, our market risk profile as of October 29, 2011 has not significantly changed since January 29, 2011. Our market risk profile as of January 29, 2011 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our investments and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 29, 2011 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (July 31 - August 27)	16,789,960	$16.63	16,789,960	$392 million
Month #2 (August 28 - October 1)	17,753,942	$16.20	17,753,942	$104 million
Month #3 (October 2 - October 29)	4,625,157	$16.80	4,625,157	$26 million

Total	39,169,059		39,169,059

(1)	On February 24, 2011, we announced that our Board of Directors approved $2 billion for share repurchases. On November 17, 2011, we announced that our Board of Directors approved an additional $500 million for share repurchases. These authorizations have no expiration date.

Item 6.	Exhibits.

10.1*	The Gap, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: December 7, 2011	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: December 7, 2011	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	The Gap, Inc. Deferred Compensation Plan, as amended and restated effective September 1, 2011.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.