Form 10-K
period 2012-01-28
GAP INC
filed 2012-03-26
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended January 28, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 1-7562

THE GAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (415) 427-0100

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of exchange where registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2011 was approximately $7 billion based upon the last price reported for such date in the NYSE-Composite transactions.

The number of shares of the registrant’s common stock outstanding as of March 13, 2012 was 487,724,426.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 (hereinafter referred to as the “2012 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	our international expansion plans, including our plans to open Old Navy stores outside of North America, open additional Gap stores in China, and open additional international outlet stores;

•	continued growth of online sales internationally;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	improving sales with healthy merchandise margins;

•	investing in our business while maintaining discipline;

•	returning excess cash to shareholders;

•	the number of new store openings and store closings in fiscal 2012;

•	net square footage change in fiscal 2012;

•	the number of new franchise stores in fiscal 2012;

•	the number of future stores, including Gap stores in North America and Athleta stores;

•	the effective tax rate in fiscal 2012;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our revolving credit facility;

•	capital expenditures in fiscal 2012;

•	our plan to increase our dividend in fiscal 2012;

•	the estimates and assumptions we use in our accounting policies;

•	the assumptions used to value share-based compensation expense;

•	the assumptions used to estimate the grant date fair value of stock options issued;

•	our intention to utilize undistributed earnings of our foreign subsidiaries;

•	total gross unrecognized tax benefits;

•	expected payments to IBM;

•	the maximum potential amount of future lease payments; and

•	the impact of losses due to indemnification obligations.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that the adoption of new accounting pronouncements will impact future results;

2       GAP INC. FORM 10-K

•	the risk that changes in general economic conditions or consumer spending patterns could adversely impact our results of operations;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•

the risk to our business associated with global sourcing and manufacturing, including sourcing costs, events causing disruptions in product shipment, or an inability to secure sufficient manufacturing capacity;

•	the risk that our efforts to expand internationally may not be successful;

•

the risk that our franchisees will be unable to successfully open, operate, and grow the Company’s franchised stores or operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards;

•

the risk that we or our franchisees will be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;

•	the risk that comparable sales and margins will experience fluctuations;

•

the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results and our ability to service our debt while maintaining other initiatives;

•	the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•	the risk that our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results;

•	the risk that actual or anticipated cyber attacks, and other cybersecurity risks, may cause us to incur increasing costs;

•	the risk that natural disasters, public health crises, political crises, or other catastrophic events could adversely affect our operations and financial results;

•	the risk that acts or omissions by our third-party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program;

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; and

•	the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition, strategies, and results of operations.

Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (“SEC”).

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 26, 2012, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.

2011 ANNUAL REPORT ON FORM 10-K

4       GAP INC. FORM 10-K

Part I

Item 1. Business.

General

The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.

Gap Inc. is a leading global specialty apparel company. We offer apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. Our global portfolio of distinct brands crosses multiple channels and geographies, which gives us a compelling business proposition and a competitive advantage in the retail marketplace.

Gap Inc. has Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate or will operate stores that sell apparel and related products under our brand names. We have more than tripled our franchise store base from the end of fiscal 2007 to 227 stores at the end of fiscal 2011. Our products are also available to customers online in over 90 countries through company-owned websites and using a U.S.-based third party that provides logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

Gap.  Founded in 1969, Gap is our flagship brand and remains one of the most iconic apparel brands in the marketplace today. The brand stands for casual, American style – at accessible price points. Assortments include well-designed apparel for men and women, including denim, khakis, outerwear, tees, and accessories. In addition to designing its own merchandise, Gap offers limited “capsule” collections in partnership with some of the fashion industry’s best-loved designers and other third-party merchandise from time to time.

Gap entered the children’s apparel market in 1986 with GapKids and in 1989 with babyGap. Maternity apparel was later added to the collection. In 1998, we launched GapBody, which offers loungewear, sleepwear, intimates, and active apparel for women. Today, Gap products are available globally in our specialty and outlet stores, online, and in franchise stores.

Banana Republic.  Banana Republic is a global, multi-channel brand that is a destination for modern, versatile work wear for both men and women.

Acquired in 1983 with two stores, Banana Republic has evolved to offer collections that include apparel, handbags, shoes, jewelry, personal care products, and eyewear for men and women at higher price points than Gap brand. Today, customers can purchase Banana Republic products in our specialty and outlet stores, online, and in franchise stores.

Old Navy.  Old Navy opened its first store in 1994, offering customers great product at great prices. The brand targets young families, with a focus on providing a fun shopping environment and value-priced apparel. Today, Old Navy continues to offer on-trend selections of value-priced apparel, shoes, and accessories for adults, children, and babies, as well as other items, including a maternity line and consumables. Customers can purchase Old Navy products in stores in the U.S. and Canada and online, which includes online-exclusive items such as a plus-size line.

Piperlime.  Launched in 2006, Piperlime is an online fashion boutique. The brand offers customers a fresh and unique mix of private label and leading brands in footwear, apparel, and accessories for women and men, as well as footwear for kids. Customers will also find exclusive advice, tips, and trends from leading style experts.

Athleta.  Acquired in September 2008, Athleta is Gap Inc.’s newest brand. Athleta offers performance-driven women’s sports and active apparel and footwear for a variety of activities, including golf, running, skiing, snowboarding, tennis, swimming, and yoga. In addition to Athleta’s high-quality products, customers can purchase an assortment of products from leading brands in women’s active wear. Customers can purchase Athleta products online, through a catalog, and beginning in 2010, in our stores.

All sales are tendered for cash, personal checks, debit cards, or credit cards. We also issue and redeem gift cards through our brands. Gap, Banana Republic, and Old Navy each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company.

Our stores offer a shopper-friendly environment with an assortment of apparel and accessories that emphasize style, quality, and good value. The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.

We ended fiscal 2011 with 3,263 Company-operated and franchise store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.

During fiscal 2011, we operated two reportable segments: Stores and Direct.

Certain financial information about our reportable segments and international operations is set forth under the heading “Segment Information” in Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Merchandise Vendors

We purchase private label and non-private label merchandise from over 1,000 vendors. Our vendors have facilities in 43 countries. No vendor accounted for more than 4 percent of the dollar amount of our total fiscal 2011 purchases. Of our merchandise sold during fiscal 2011, approximately 98 percent of all units were produced outside the United States, while the remaining 2 percent of all units were produced domestically. Approximately 26 percent of our merchandise units were produced in China. Product cost increases or events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our Products are subject to risks associated with global sourcing and manufacturing, including increased product costs” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business

Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the end-of-year holiday period.

Brand Building

Our ability to develop and evolve our existing brands is key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Piperlime, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our brands and enhance the customer experience through significant investments in marketing, enhancement of our online shopping sites, international expansion, remodeling of existing stores, and continued focus on customer service.

6       GAP INC. FORM 10-K

Trademarks and Service Marks

Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy, Piperlime, and Athleta trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising

We have franchise agreements with unaffiliated franchisees to operate Gap and/or Banana Republic stores in a number of countries, including Australia, Bahrain, Bulgaria, Chile, Colombia, Croatia, Cyprus, Egypt, Greece, Guam, Indonesia, Israel, Jordan, Kazakhstan, Kuwait, Lebanon, Malaysia, Mexico, Morocco, Oman, Panama, Peru, Philippines, Poland, Qatar, Romania, Russia, Saudi Arabia, Serbia, Singapore, South Korea, Thailand, Turkey, Ukraine, United Arab Emirates, Uruguay, and Vietnam. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Our efforts to expand internationally may not be successful” and “Risk Factors—Our franchise business is subject to certain risks not directly within our control and could impair the value of our brands” in Item 1A of this Form 10-K.

Inventory

The nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and use markdowns to clear merchandise. Also see the section entitled “Risk Factors—We must successfully gauge fashion trends and changing consumer preferences to succeed” in Item 1A of this Form 10-K.

Competitors

The global specialty apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. We are also faced with competition in European, Japanese, Chinese, and Canadian markets from established regional and national chains, and our franchisees face significant competition in the markets in which they operate. Also see the section entitled “Risk Factors—Our business is highly competitive” in Item 1A of this Form 10-K.

Employees

As of January 28, 2012, we had a work force of approximately 132,000 employees, which includes a combination of part- and full-time employees. We also hire seasonal employees, primarily during the peak end-of-year holiday period.

To remain competitive in the apparel retail industry, we must attract, develop, and retain skilled employees, including executives. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—We must successfully gauge apparel trends and changing consumer preferences to succeed” in Item 1A of this Form 10-K.

Available Information

We make available on our website, gapinc.com, under “Investors, Financial Information, SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.

Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Nominating Committees) and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” The Code of Business Conduct can be found at gapinc.com under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website.

Executive Officers of the Registrant

The following are our executive officers:

Name, Age, Position, and Principal Occupation:

Michelle Banks, 48, Executive Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer since March 2011; Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer from March 2008 to March 2011; Senior Vice President and General Counsel from November 2006 to March 2008; Vice President from March 2005 to November 2006; Associate General Counsel from February 2003 to March 2005; Senior Corporate Counsel from January 1999 to February 2003.

Colin Funnell, 50, Executive Vice President, Global Supply Chain since September 2011; Senior Vice President, Supply Chain Strategy, Strategic Sourcing, and Global Logistics from June 2010 to August 2011; Senior Vice President, Corporate Operations and Logistics from 2008 to June 2010; Senior Vice President, Logistics from 2006 to 2007; Senior Vice President, Global Production and Old Navy Supply Chain from 2004 to 2005.

John T. (Tom) Keiser, 46, Executive Vice President and Chief Information Officer since January 2010; Executive Vice President and Chief Information Officer of The Limited Brands, Inc., an apparel company, from 2006 to October 2009; Senior Vice President, INSIGHT Program of The Limited Brands, Inc. from 2004 to 2006.

Glenn Murphy, 50, Chairman and Chief Executive Officer since August 2007; Chief Executive Officer of Shoppers Drug Mart Corporation, a drug store chain, from 2001 to 2007.

Art Peck, 56, President, Gap North America since February 2011; Executive Vice President of Strategy and Operations from May 2005 to February 2011; President, Gap Inc. Outlet from October 2008 to February 2011; Acting President, Gap Inc. Outlet from February 2008 to October 2008; Senior Vice President of The Boston Consulting Group, a business consulting firm, from 1982 to May 2005.

Eva Sage-Gavin, 53, Executive Vice President, Global Human Resources and Corporate Affairs since February 2010; Executive Vice President, Human Resources, Communications and Global Responsibility from April 2008 to February 2010; Executive Vice President, Human Resources and Communications from February 2007 to April 2008; Executive Vice President, Human Resources from March 2003 to February 2007.

Sabrina Simmons, 48, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.

Item 1A. Risk Factors.

Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including but not limited to the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

Global economic conditions and the impact on consumer spending patterns could adversely impact our results of operations.

The Company’s performance is subject to global economic conditions and their impact on levels of consumer spending worldwide. Some of the factors influencing consumer spending include higher levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty.

8       GAP INC. FORM 10-K

Adverse changes in the global economy, or in any of the regions in which we sell our products, could reduce consumer confidence, and thereby could negatively affect earnings and have a material adverse effect on our results of operations. For example, the global financial economic downturn that began in 2008 and continued throughout 2011, particularly in Europe, has negatively impacted consumer confidence. In a challenging and uncertain economic environment, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows, and financial position.

Our business is highly competitive.

The global specialty apparel retail industry is highly competitive. We compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing fashion trends and consumer demands;

•	attracting consumer traffic;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to consumers of varying age groups and tastes;

•	sourcing merchandise efficiently; and

•	providing strong and effective marketing support.

In addition, our franchisees face significant competition in the markets in which they operate. If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations could be adversely affected.

We must successfully gauge apparel trends and changing consumer preferences to succeed.

Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing fashion trends or consumer acceptance of our products. The global specialty retail business fluctuates according to changes in consumer preferences, dictated in part by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets or fail to execute trends and deliver product to market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our operating results. Some of our past product offerings have not been well received by our broad and diverse customer base. Merchandise misjudgments could have a material adverse effect on our operating results.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, as merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our fashion items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns, and therefore, lower than planned margins.

Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing.

Independent third parties manufacture nearly all of our products for us. As a result, we are directly impacted by increases in the cost of those products. For example, cotton prices rose substantially during fiscal 2011, which put significant pressure on our average unit costs and gross margins.

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

Our efforts to expand internationally may not be successful.

Our current strategies include international expansion in a number of countries around the world through a number of channels and brands, including franchise. For example, we currently plan to open Old Navy stores outside of North America, open additional Gap stores in China, open additional international outlet stores, and continue to grow online sales internationally. We have limited experience operating in some of these locations. In many of these locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Moreover, consumer tastes and trends may differ in many of these locations, and as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.

Our franchise business is subject to certain risks not directly within our control and could impair the value of our brands.

We also have entered into franchise agreements with unaffiliated franchisees to operate stores in many countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, foreign exchange, changes in diplomatic and trade relationships, and political instability. Moreover,

10       GAP INC. FORM 10-K

while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

The market for prime real estate is competitive.

Our ability to effectively obtain real estate to open new stores nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, in recent years, we have been seeking to downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

Additionally, the economic environment may at times make it difficult to determine the fair market rent of retail real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our results of operations.

We experience fluctuations in our comparable sales and margins.

Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales, including fashion trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual, quarterly, and monthly basis. Over the past 24 months, our reported monthly comparable sales have ranged from an increase of 11 percent in March 2010 to a decrease of 10 percent in March 2011. Over the past five years, our reported gross margins have ranged from a high of 40.3 percent in fiscal 2009 to a low of 36.1 percent in fiscal 2007. In addition, over the past five years, our reported operating margins have ranged from a high of 13.4 percent in fiscal 2010 to a low of 8.3 percent in fiscal 2007.

Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance. Failure to meet the expectations of investors, securities analysts, or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results and our ability to service our debt.

In the first quarter of fiscal 2011, given favorable market conditions and our history of generating consistent and strong operating cash flow, we made the strategic decision to issue debt. In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes due April 12, 2021. We also entered into a $400 million five-year term loan due April 2016, which was funded in May 2011. As a result, we have additional costs that include interest payable semiannually on the notes and at least quarterly on the term loan. We also have repayments due annually for the term loan.

Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2011 with $1.9 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance of

$1.2 billion which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operations decline significantly, we may be unable to service or refinance our current debt while maintaining our other business initiatives. In addition, the interest rate on our term loan is subject to adjustment from time to time with the London Interbank Offered Rate plus a margin based on our long-term senior unsecured credit ratings from Moody’s Investors Service and Standard & Poor’s Rating Service. Any future reduction in these ratings would increase our interest costs related to our term loan and could result in reduced access to the credit and capital markets and higher interest costs on future financings.

We remain committed to maintaining a strong financial profile with ample liquidity. Proceeds from the debt issuance were used for general corporate purposes including share repurchases.

For further information on our debt and credit facilities, see Item 8, Financial Statements and Supplementary Data, Notes 4 and 5 of Notes to Consolidated Financial Statements of this Form 10-K.

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

We continue to evaluate and implement upgrades and changes to our IT systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our IT initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will occur without disruptions to our operations. IT system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations.

Our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results.

We have entered into the seventh year of a ten-year non-exclusive services agreement with International Business Machines Corporation (“IBM”) under which IBM operates certain significant aspects of our IT infrastructure. Under the original agreement, this included supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery. Since the original agreement in January 2006, we have amended the agreement to take back certain services originally performed by IBM. These returned services include services related to management of our server and data center environment, along with disaster recovery, circuit expense billing, database administration services, and help desk services for stores worldwide. All other services remain with IBM per the original agreement. Our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include, but are not limited to, disruption in services and the failure to protect the security and integrity of the Company’s data under the terms of the agreement. We are unable to provide assurances that some or all of these risks will not occur. Failure to effectively mitigate these risks, if they occur, could have a material adverse effect on our operations and financial results.

12       GAP INC. FORM 10-K

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly-evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations, the operations of our franchisees, or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. For example, our fiscal 2011 operations and financial results were adversely affected by the March 2011 earthquake and related tsunami and nuclear disaster in Japan, which caused damage to our stores and reduced consumer spending in Japan. To the extent any of these events occur, our operations and financial results could be materially, adversely affected.

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

Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. Any changes in regulations, the imposition of additional regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. As of January 28, 2012, the Company-operated stores aggregated approximately 37.2 million square feet. Almost all of these stores are leased, with one or more renewal options after our initial term. Economic terms vary by type of location.

We own approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, and Rocklin, California, of which approximately 448,000 square feet is leased to and occupied by others. We lease approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, Rocklin, Petaluma, and Los Angeles, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. Of the 1.2 million square feet of leased office space, approximately 230,000 square feet is under sublease to others and approximately 15,000 square feet is unoccupied and not being marketed for sublease to others. We also lease 9 regional offices in North America and 27 international offices. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We lease approximately 2.4 million square feet of distribution space located in Phoenix, Arizona; Grove City, Ohio; Northern Kentucky; Bolton, Ontario, Canada; and Stafford, England. Of the 2.4 million square feet of leased distribution space, 100,000 square feet is under sublease to others. Two separate third-party logistics companies provide logistics services to us through a 459,000 square foot distribution warehouse in Chiba, Japan, which we are in the process of relocating to a 375,000 square foot distribution warehouse in Chiba, Japan, and a 43,000 square foot distribution warehouse in Shanghai, China.

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

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our financial results.

Item 4. Mine Safety Disclosures.

Not applicable.

14       GAP INC. FORM 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 13, 2012 was 8,396. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2011 and 2010.

	Market Prices				Dividends Declared and Paid
	Fiscal 2011		Fiscal 2010		Fiscal Year
	High	Low	High	Low	2011	2010
1st Quarter	$23.35	$18.94	$26.34	$19.02	$0.1125	$0.1000
2nd Quarter	$23.73	$17.41	$26.04	$17.45	0.1125	0.1000
3rd Quarter	$19.68	$15.08	$20.09	$16.62	0.1125	0.1000
4th Quarter	$20.41	$17.62	$22.51	$18.89	0.1125	0.1000

					$0.45	$0.40

Stock Performance Graph

The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 28, 2012, with (i) the cumulative total return of the Dow Jones U.S. Retail Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.

Total Return Analysis

	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012
The Gap, Inc.	$100.00	$101.02	$60.22	$103.86	$106.55	$107.56
S&P 500	$100.00	$97.69	$59.95	$79.82	$97.53	$101.64
Dow Jones U.S. Apparel Retailers	$100.00	$78.95	$42.27	$80.06	$99.31	$118.22

Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 28, 2012 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (October 30 - November 26)	499,885	$18.00	499,885	$517 million
Month #2 (November 27 - December 31)	2,016,523	$18.42	2,016,523	$480 million
Month #3 (January 1 - January 28)	2,005,571	$18.32	2,005,571	$443 million

Total	4,521,979	$18.33	4,521,979

(1)	On February 24, 2011, we announced that our Board of Directors approved $2 billion for share repurchases. This authorization was fully utilized by the end of December 2011. On November 17, 2011, we announced that our Board of Directors approved an additional $500 million for share repurchases. On February 23, 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the $441 million remaining under the November 2011 authorization as of that day. This authorization has no expiration date.

16       GAP INC. FORM 10-K

\

Item 6. Selected Financial Data.

The following selected financial data are derived from the Consolidated Financial Statements of the Company. We have also included certain non-financial data to enhance your understanding of our business. In fiscal 2007, we closed our Forth & Towne stores, and accordingly, loss per share from the operations of Forth & Towne has been presented as a discontinued operation in the table below. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s Consolidated Financial Statements and related notes in Item 8.

	Fiscal Year (number of weeks)
	2011 (52)	2010 (52)	2009 (52)	2008 (52)	2007 (52)
Operating Results ($ in millions)
Net sales	$14,549	$14,664	$14,197	$14,526	$15,763
Gross margin	36.2%	40.2%	40.3%	37.5%	36.1%
Operating margin	9.9%	13.4%	12.8%	10.7%	8.3%
Income from continuing operations, net of income taxes	$833	$1,204	$1,102	$967	$867
Net income	$833	$1,204	$1,102	$967	$833
Cash dividends paid	$236	$252	$234	$243	$252

Per Share Data (number of shares in millions)
Basic earnings (loss) per share:
Income from continuing operations	$1.57	$1.89	$1.59	$1.35	$1.10
Loss from discontinued operation	$—	$—	$—	$—	$(0.05)
Earnings per share	$1.57	$1.89	$1.59	$1.35	$1.05
Diluted earnings (loss) per share:
Income from continuing operations	$1.56	$1.88	$1.58	$1.34	$1.09
Loss from discontinued operation	$—	$—	$—	$—	$(0.04)
Earnings per share	$1.56	$1.88	$1.58	$1.34	$1.05
Weighted-average number of shares—basic	529	636	694	716	791
Weighted-average number of shares—diluted	533	641	699	719	794
Cash dividends declared and paid per share	$0.45	$0.40	$0.34	$0.34	$0.32

Balance Sheet Information ($ in millions)
Merchandise inventory	$1,615	$1,620	$1,477	$1,506	$1,575
Total assets	$7,422	$7,065	$7,985	$7,564	$7,838
Working capital	$2,181	$1,831	$2,533	$1,847	$1,653
Total long-term debt, less current maturities	$1,606	$—	$—	$—	$50
Stockholders’ equity	$2,755	$4,080	$4,891	$4,387	$4,274

Other Data ($ and square footage in millions)
Purchases of property and equipment	$548	$557	$334	$431	$682
Acquisition of business, net of cash acquired (1)	$—	$—	$—	$142	$—
Number of Company-operated store locations open at year-end	3,036	3,068	3,095	3,149	3,167
Number of franchise store locations open at year-end	227	178	136	114	64
Number of store locations open at year-end (2)	3,263	3,246	3,231	3,263	3,231
Percentage increase (decrease) in comparable sales (3)	(4)%	2%	(3)%	(12)%	(4)%
Square footage of Company-operated store space at year-end	37.2	38.2	38.8	39.5	39.6
Percentage increase (decrease) in square footage of Company-operated store space at year-end	(2.6)%	(1.5)%	(1.8)%	(0.3)%	2.3%
Number of employees at year-end	132,000	134,000	135,000	134,000	141,000

(1)	In September 2008, we acquired all of the outstanding capital stock of Athleta, Inc., a women’s sports and active apparel company, for an aggregate purchase price of $148 million.

(2)	Includes Company-operated and franchise store locations.

(3)	Beginning in fiscal 2011, we report comparable sales including the associated comparable online sales. Comparable sales for fiscal 2010 have been recalculated to include the associated comparable online sales. Comparable sales for fiscal 2009, 2008, and 2007 exclude the associated comparable online sales.

18       GAP INC. FORM 10-K

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

Fiscal 2011 was a challenging year. Unemployment remained high in our core North America markets and the apparel retail environment was quite promotional. The debt crisis in Europe increased stock market volatility globally, and the earthquake and tsunami in Japan had a negative impact on our business in Asia. Our largest expense, cost of goods sold, escalated sharply in fiscal 2011 primarily as a result of global cotton price inflation, putting significant pressure on our margins, especially in the second half of fiscal 2011. Finally, we had product challenges throughout fiscal 2011 in our domestic and international businesses. As a result, earnings for fiscal 2011 were below last year. Despite these challenges, we are pleased with the progress we made against our long-term strategic plan, including growing our online business and expanding internationally. We also continued to reduce our square footage in North America through closures and consolidations at Gap and downsizes at Old Navy. We managed our operating expenses carefully. We delivered higher average selling price per unit throughout the year, enabled by our disciplined inventory management. We generated $815 million of free cash flow and distributed $2.3 billion to shareholders through dividends and share repurchases. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Financial results for fiscal 2011 are as follows:

•

Net sales for fiscal 2011 decreased 1 percent to $14.5 billion compared with $14.7 billion for fiscal 2010. Comparable sales, which include the associated comparable online sales, for fiscal 2011 decreased 4 percent compared with a 2 percent increase last year.

•	Direct net sales for fiscal 2011 increased 20 percent to $1.6 billion compared with $1.3 billion for fiscal 2010. Our Direct reportable segment includes sales for each of our online brands.

•

Net sales generated outside of the U.S. and Canada, including online, for fiscal 2011 were $3.7 billion, and as a percentage of total net sales, increased 4 percent to 26 percent compared with 22 percent for fiscal 2010.

•	Gross profit for fiscal 2011 was $5.3 billion compared with $5.9 billion for fiscal 2010. Gross margin for fiscal 2011 was 36.2 percent compared with 40.2 percent for fiscal 2010.

•	Operating expenses for fiscal 2011 decreased 2 percent to $3.8 billion compared with fiscal 2010 and decreased 0.3 percent as a percentage of net sales.

•	Operating margin for fiscal 2011 was 9.9 percent compared with 13.4 percent for fiscal 2010. Operating margin is defined as operating income as a percentage of net sales.

•	Net income for fiscal 2011 was $833 million compared with $1.2 billion for fiscal 2010. Diluted earnings per share decreased 17 percent to $1.56 for fiscal 2011 compared with $1.88 for fiscal 2010.

•

In fiscal 2011, we generated free cash flow of $815 million compared with free cash flow of $1.2 billion for fiscal 2010. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

•	During fiscal 2011, we repurchased about 111 million shares for $2.1 billion.

Our business and financial priorities for fiscal 2012 are as follows:

•	improve sales with healthy merchandise margins;

•	invest in our business while maintaining discipline; and

•	return excess cash to shareholders.

As we focus on stabilizing comparable store sales in fiscal 2012, we also plan to grow revenues through the following:

•	opening additional stores, many of which will be outlets, in Asia, Canada, and Europe;

•	continuing to open franchise stores worldwide; and

•	opening additional Athleta stores.

Results of Operations

Net Sales

Net sales primarily consist of retail sales, online sales, and wholesale and franchise revenues.

See Item 8, Financial Statements and Supplementary Data, Note 15 of Notes to Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Sales

Beginning in fiscal 2011, the Company reports comparable (“Comp”) sales including the associated comparable online sales. Accordingly, Comp sales for fiscal 2010 have been recalculated to conform to fiscal 2011 presentation.

The percentage change in Comp sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	Fiscal Year
	2011	2010
Gap North America	(4)%	—%
Old Navy North America	(3)%	3%
Banana Republic North America	(1)%	3%
International	(7)%	2%
The Gap, Inc.	(4)%	2%

The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	Fiscal Year
	2011	2010
Gap North America	(6)%	(1)%
Old Navy North America	(6)%	2%
Banana Republic North America	(2)%	3%
International	(9)%	1%
The Gap, Inc.	(6)%	1%

20       GAP INC. FORM 10-K

Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each brand. The results for Athleta are excluded from the calculations of total Company Comp sales due to its number of Comp stores compared to our other brands. The results for Piperlime are excluded from the calculations of total Company Comp sales, as Piperlime is an online-only brand.

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

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	Fiscal Year
	2011	2010	2009
Net sales per average square foot (1)	$337	$342	$329

(1)	Excludes net sales associated with our online, catalog, wholesale, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2011	Fiscal 2011		January 28, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	23	91	1,043	10.7
Gap Europe	184	14	5	193	1.7
Gap Asia	135	22	5	152	1.5
Old Navy North America	1,027	32	43	1,016	18.1
Banana Republic North America	576	14	9	581	4.9
Banana Republic Asia	29	3	1	31	0.2
Banana Republic Europe	5	5	—	10	0.1
Athleta North America	1	9	—	10	—

Company-operated stores total	3,068	122	154	3,036	37.2
Franchise	178	52	3	227	N/A

Total	3,246	174	157	3,263	37.2

Increase (decrease) over prior year				0.5%	(2.6)%

	January 30, 2010	Fiscal 2010		January 29, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,152	12	53	1,111	11.1
Gap Europe	178	12	6	184	1.6
Gap Asia	120	17	2	135	1.3
Old Navy North America	1,039	18	30	1,027	19.0
Banana Republic North America	576	6	6	576	4.9
Banana Republic Asia	27	2	—	29	0.2
Banana Republic Europe	3	3	1	5	0.1
Athleta North America	—	1	—	1	—

Company-operated stores total	3,095	71	98	3,068	38.2
Franchise	136	47	5	178	N/A

Total	3,231	118	103	3,246	38.2

Increase (decrease) over prior year				0.5%	(1.5)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. In addition, we have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa.

In fiscal 2012, net of repositions, we expect to open about 125 new Company-operated store locations and close about 115 Company-operated store locations. Through downsizes and net store closures, we expect net square footage for Company-operated stores to decrease about 1 percent for fiscal 2012. As a result of ongoing strategic closures and consolidations at Gap brand, we expect to have a total of about 950 Gap stores in North America by the end of fiscal 2013. We expect our franchisees to open about 50 new franchise stores in fiscal 2012.

22       GAP INC. FORM 10-K

Net Sales Discussion

Our net sales for fiscal 2011 decreased $115 million, or 1 percent, compared with fiscal 2010 due to a decrease in net sales of $376 million related to our Stores reportable segment, partially offset by an increase in net sales of $261 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for fiscal 2011 decreased $376 million, or 3 percent, compared with fiscal 2010. The decrease was primarily due to a decrease in Comp store sales, excluding the associated comparable online sales, of 6 percent for fiscal 2011 compared with fiscal 2010, partially offset by the favorable impact of foreign exchange of $156 million and an increase in franchise sales. The foreign exchange impact is the translation impact if net sales for fiscal 2010 were translated at fiscal 2011 exchange rates.

•

For the Direct reportable segment, our net sales for fiscal 2011 increased $261 million, or 20 percent, compared with fiscal 2010. The increase was due to the growth in our online business across all brands and the incremental sales related to the introduction of international online sales in fiscal 2010.

In fiscal 2011, our net sales, including Direct, for the U.S. and Canada were $12.4 billion, a decrease of $353 million or 3 percent compared with $12.7 billion for fiscal 2010. In fiscal 2011, our net sales, including Direct, outside of the U.S. and Canada were $2.2 billion, an increase of $238 million or 12 percent compared with $1.9 billion for fiscal 2010.

Our net sales for fiscal 2010 increased $467 million, or 3 percent, compared with fiscal 2009 due to an increase in net sales of $286 million related to our Stores reportable segment and an increase in net sales of $181 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for fiscal 2010 increased $286 million, or 2 percent, compared with fiscal 2009. The increase was primarily due to an increase in net sales at our new international stores, an increase in Comp store sales, excluding the associated comparable online sales, of 1 percent, and the favorable impact of foreign exchange of $116 million. The foreign exchange impact is the translation impact if net sales for fiscal 2009 were translated at fiscal 2010 exchange rates.

•

For the Direct reportable segment, our net sales for fiscal 2010 increased $181 million, or 16 percent, compared with fiscal 2009. The increase was due to the growth in our online business across all brands, primarily Old Navy, Piperlime, and Athleta, and the incremental sales related to the introduction of international online sales in fiscal 2010.

In fiscal 2010, our net sales, including Direct, for the U.S. and Canada were $12.7 billion, an increase of $259 million or 2 percent compared with $12.5 billion for fiscal 2009. In fiscal 2010, our net sales, including Direct, outside of the U.S. and Canada were $1.9 billion, an increase of $208 million or 12 percent compared with $1.7 billion for fiscal 2009.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2011	2010	2009
Cost of goods sold and occupancy expenses	$9,275	$8,775	$8,473
Gross profit	$5,274	$5,889	$5,724
Cost of goods sold and occupancy expenses as a percentage of net sales	63.8%	59.8%	59.7%
Gross margin	36.2%	40.2%	40.3%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 4.0 percent in fiscal 2011 compared with fiscal 2010.

•

Cost of goods sold increased 3.7 percent as a percentage of net sales in fiscal 2011 compared with fiscal 2010. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased cost of merchandise primarily due to higher cotton prices.

•

Occupancy expenses increased 0.3 percent as a percentage of net sales in fiscal 2011 compared with fiscal 2010. The increase in occupancy expenses as a percentage of net sales was primarily driven by lower net sales for the Stores reportable segment without a corresponding decrease in occupancy expenses, partially offset by higher net sales for the Direct reportable segment.

Cost of goods sold and occupancy expenses as a percentage of net sales increased 0.1 percent in fiscal 2010 compared with fiscal 2009.

•

Cost of goods sold increased 0.7 percent as a percentage of net sales in fiscal 2010 compared with fiscal 2009. The increase in cost of goods sold as a percentage of net sales was primarily driven by lower margins for both regular price and marked down merchandise.

•

Occupancy expenses decreased 0.6 percent as a percentage of net sales in fiscal 2010 compared with fiscal 2009. The decrease in occupancy expenses as a percentage of net sales was primarily driven by reduced expenses due to store closures and fully depreciated assets, partially offset by higher expenses due to store remodels and international store openings and the unfavorable impact of foreign exchange of $22 million.

Operating Expenses

($ in millions) Operating expenses	Fiscal Year
	2011	2010	2009
	$3,836	$3,921	$3,909
Operating expenses as a percentage of net sales	26.4%	26.7%	27.5%
Operating margin	9.9%	13.4%	12.8%

Operating expenses decreased $85 million, or 0.3 percent as a percentage of net sales, in fiscal 2011 compared with fiscal 2010. The decrease in operating expenses was primarily due to higher income from fees earned under the private label and co-branded credit card agreements, partially offset by an increase in marketing expenses.

Operating expenses increased $12 million, but decreased 0.8 percent as a percentage of net sales, in fiscal 2010 compared with fiscal 2009. The increase in operating expenses was primarily due to higher store payroll, store benefits, and other store-related expenses and higher expenses due to our New York and San Francisco headquarter office moves, partially offset by a decrease in bonus expense.

Interest Expense (Reversal)

($ in millions)	Fiscal Year
	2011	2010	2009
Interest expense (reversal)	$74	$(8)	$6

Interest expense for fiscal 2011 primarily consists of interest expense related to our $1.25 billion long-term debt, which was issued in April 2011, and $400 million term loan, which was funded in May 2011.

Interest expense for fiscal 2010 includes an interest expense reversal of $15 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the Internal Revenue Service’s review of the Company’s federal income tax returns and refund claims for fiscal 2001 through 2006.

Interest Income

($ in millions)	Fiscal Year
	2011	2010	2009
Interest income	$(5)	$(6)	$(7)

24       GAP INC. FORM 10-K

Interest income is earned on our cash and cash equivalents and investments. The decrease in interest income for fiscal 2011 compared with fiscal 2010 was primarily due to a lower monthly average cash and cash equivalents and investments balance during fiscal 2011.

The decrease in interest income for fiscal 2010 compared with fiscal 2009 was primarily due to a lower monthly average cash and cash equivalents and investments balance during fiscal 2010.

Income Taxes

($ in millions)	Fiscal Year
	2011	2010	2009
Income taxes	$536	$778	$714
Effective tax rate	39.2%	39.3%	39.3%

While the effective tax rate for fiscal 2011 decreased slightly compared with fiscal 2010, there were changes in individual components of the effective tax rate. State and other income taxes decreased primarily due to changes in state tax laws and increases in state and federal tax credits. The decreases in these components were offset by the tax impact of foreign operations, which increased primarily due to operating losses in China and Hong Kong for fiscal 2011 (for which no tax benefit has been provided), and their greater impact due to lower Gap Inc. pre-tax income for fiscal 2011, as well as the unfavorable impact of a change in the mix of income between domestic and foreign operations.

Although the effective tax rate for fiscal 2010 remained unchanged from fiscal 2009, there were changes in individual components of the effective tax rate. The tax impact of foreign operations increased primarily due to the recording of valuation allowances related to losses incurred by our China subsidiaries and incremental tax expense related to the repatriation of earnings from our Canadian subsidiaries. The increase was primarily offset by the release of unrecognized tax benefits for closed years.

We currently expect the fiscal 2012 effective tax rate to be about 39.5 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

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

In the first quarter of fiscal 2011, we made the strategic decision to issue debt in the aggregate amount of $1.65 billion. Given favorable market conditions and our history of generating consistent and strong operating cash flow, we took this step to provide a more optimal capital structure. The Company has generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2011 with $1.9 billion of cash and cash equivalents. We remain committed to maintaining a strong financial profile with ample liquidity.

We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 28, 2012	January 29, 2011	January 30, 2010
Cash and cash equivalents and short-term investments	$1,885	$1,661	$2,573
Debt	$1,665	$3	$—
Working capital	$2,181	$1,831	$2,533
Current ratio	2.02:1	1.87:1	2.19:1

As of January 28, 2012, the majority of our cash and cash equivalents was held in the U.S. and is generally accessible without any limitations.

We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during fiscal 2011 decreased $381 million compared with fiscal 2010, primarily due to the following:

•	a decrease in net income in fiscal 2011 compared with fiscal 2010.

Net cash provided by operating activities during fiscal 2010 decreased $184 million compared with fiscal 2009, primarily due to the following:

•	an increase in inventory purchases in fiscal 2010 compared with fiscal 2009;

•	a higher fiscal 2009 bonus payout in the first quarter of fiscal 2010 compared with the fiscal 2008 bonus payout in the first quarter of fiscal 2009; partially offset by

•	an increase in net income in fiscal 2010 compared with fiscal 2009.

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

Cash Flows from Investing Activities

Our cash outflows for investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during fiscal 2011 increased $25 million compared with fiscal 2010, primarily due to the following:

•	$25 million less net maturities of short-term investments in fiscal 2011 compared with fiscal 2010.

Net cash used for investing activities during fiscal 2010 decreased $108 million compared with fiscal 2009, primarily due to the following:

•	$350 million more net maturities of short-term investments in fiscal 2010 compared with fiscal 2009; partially offset by

•	$223 million more purchases of property and equipment in fiscal 2010 compared with fiscal 2009; and

•	$17 million less release of restricted cash in fiscal 2010 compared with fiscal 2009.

In fiscal 2011, capital expenditures were $548 million. For fiscal 2012, we expect capital expenditures to be about $600 million.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of the repurchases of our common stock and dividend payments. Cash inflows primarily consist of proceeds from the issuance of long-term debt. Net cash used for financing activities during fiscal 2011 decreased $1.5 billion compared with fiscal 2010, primarily due to the following:

•	$1.65 billion of proceeds from our issuance of long-term debt in fiscal 2011; partially offset by

•	$133 million more repurchases of common stock in fiscal 2011 compared with fiscal 2010.

26       GAP INC. FORM 10-K

Net cash used for financing activities during fiscal 2010 increased $1.4 billion compared with fiscal 2009, primarily due to the following:

•	$1.4 billion more repurchases of common stock in fiscal 2010 compared with fiscal 2009.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2011	2010	2009
Net cash provided by operating activities	$1,363	$1,744	$1,928
Less: Purchases of property and equipment	(548)	(557)	(334)

Free cash flow	$815	$1,187	$1,594

Long-Term Debt

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

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on our long-term senior unsecured credit ratings. The term loan agreement contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of January 28, 2012, we were in compliance with all such covenants. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts.

Credit Facilities

In April 2011, we replaced our existing $500 million, five-year, unsecured revolving credit facility, which was scheduled to expire in August 2012, with a new $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 28, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $43 million of outstanding standby letters of credit, was $457 million as of January 28, 2012.

On April 7, 2011, we obtained new long-term senior unsecured credit ratings from Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s Rating Service (“Standard & Poor’s”) continues to rate us BB+. As of January 28, 2012, there were no changes in these credit ratings. Any future reduction in the Moody’s or Standard & Poor’s ratings would increase our interest expense related to our $400 million term loan and any future interest expense if we were to draw on the Facility. If a one notch reduction in our Moody’s or Standard & Poor’s ratings were to occur during fiscal 2012, the increase in our interest expense for fiscal 2012 would be immaterial.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The 196 million Chinese yuan (approximately $31 million as of January 28, 2012) China Facilities were set to expire in August 2011 but were renewed under substantially similar terms through September 2012. As of January 28, 2012, there were borrowings of $19 million (118 million Chinese yuan) at an interest rate of 6.53 percent under the China Facilities. The net availability of the China Facilities, reflecting these borrowings and $1 million in bank guarantees related to store leases, was approximately $11 million as of January 28, 2012. The China Facility agreements do not contain any financial covenants.

As of January 28, 2012, we also had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of January 28, 2012, we had no trade letters of credit issued under this letter of credit agreement. Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped.

The Facility and letter of credit agreement contain financial and other covenants, including but not limited to limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of January 28, 2012, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We increased our annual dividend, which had been $0.40 per share for fiscal 2010, to $0.45 per share for fiscal 2011. We intend to increase our annual dividend to $0.50 per share for fiscal 2012.

Share Repurchases

Between February 2010 and November 2011, we announced that the Board of Directors authorized a total of $4.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the $441 million remaining under the November 2011 authorization as of February 23, 2012.

During fiscal 2011, we repurchased approximately 111 million shares for $2.1 billion, including commissions, at an average price per share of $18.88.

28       GAP INC. FORM 10-K

Contractual Cash Obligations

We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of January 28, 2012. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (1)	$40	$80	$280	$1,250	$1,650
Interest payable	76	148	148	312	684
Liabilities for unrecognized tax benefits (2)	1	—	—	—	1
Operating leases (3)	1,025	1,718	1,207	1,609	5,559
Purchase obligations and commitments (4)	2,712	229	126	8	3,075

Total contractual cash obligations	$3,854	$2,175	$1,761	$3,179	$10,969

(1)	Represents principal maturities, excluding interest. See Note 4 of Notes to Consolidated Financial Statements.

(2)	Excludes $101 million of long-term liabilities related to uncertain tax positions, as we are not able to reasonably estimate when cash payments will occur. Amount is recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of January 28, 2012.

(3)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 10 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(4)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

Commercial Commitments

We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $45 million (of which $43 million was issued under the revolving credit facility lines), surety bonds of $38 million, and bank guarantees of $6 million outstanding as of January 28, 2012.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)

The majority of our contractual obligations relate to operating leases for our stores. Future minimum lease payments represent commitments under non-cancelable operating leases and are disclosed in Item 8, Financial Statements and Supplementary Data, Note 10 of Notes to Consolidated Financial Statements.

Our other off-balance sheet arrangements are disclosed in Item 8, Financial Statements and Supplementary Data, Note 14 of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

Merchandise Inventory

We value inventory at the lower of cost or market (“LCM”), with cost determined using the weighted-average cost method. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and use markdowns to clear merchandise. We record an adjustment when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.

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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets

We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available, which for retail stores is at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $16 million, $8 million, and $14 million for fiscal 2011, 2010, and 2009, respectively.

We also review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. Goodwill and other indefinite-lived intangible assets are allocated to the Direct reportable segment.

In connection with the acquisition of Athleta in September 2008, we allocated $99 million of the purchase price to goodwill. The carrying amount of goodwill was $99 million as of January 28, 2012 and January 29, 2011. Effective October 30, 2011, we adopted an accounting standards update to simplify the testing of goodwill for impairment. As such, we review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is

30       GAP INC. FORM 10-K

unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the first step of the two-step goodwill impairment test is required to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta to be a component of our Direct operating segment, as it is the level at which segment management regularly reviews operating results and makes resource allocation decisions. However, as Athleta is aggregated with other components of the Direct operating segment due to the components having similar economic characteristics, we have deemed our Direct operating segment to be the single reporting unit at which goodwill is tested for impairment. During the fourth quarter of fiscal 2011, we completed our annual impairment testing of goodwill and did not recognize any impairment charges. We determined that as of the date of our annual impairment review, the fair value of goodwill significantly exceeded its carrying amount, and it is not more likely than not that the fair value of the Direct reporting unit is less than its carrying amount.

In connection with the acquisition of Athleta in September 2008, we allocated $54 million of the purchase price to the trade name. The carrying amount of the trade name was $54 million as of January 28, 2012 and January 29, 2011. The trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If the trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade name is determined using the relief from royalty method. During the fourth quarter of fiscal 2011, we completed our annual impairment review of the trade name. The fair value of the trade name significantly exceeded its carrying value as of the date of our annual impairment review, and we did not recognize any impairment charges.

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

Revenue Recognition

While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For store sales, revenue is recognized when the customer receives and pays for the merchandise at the register, primarily with either cash, debit card, or credit card. For sales from our online and catalog business, revenue is recognized at the time we estimate the customer receives the merchandise. We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable.

We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee, which generally occurs when the merchandise reaches the franchisee’s pre-designated turnover point. We also receive royalties from franchisees based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized when merchandise ownership is transferred to the franchisee.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote, which is three years after the gift certificate or credit voucher is issued. When breakage is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Our gift cards, gift certificates, and credit vouchers do not have expiration dates.

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

Income Taxes

We record a valuation allowance against our deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future income, taxable income, and the mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of income or losses, changes in the expected outcome of audits, or changes in the deferred tax valuation allowance.

32       GAP INC. FORM 10-K

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

Recent Accounting Pronouncements

See Item 8, Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our financial position, results of operations, and cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Derivative Financial Instruments

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies, forecasted intercompany royalty payments, and intercompany obligations that bear foreign exchange risk using foreign exchange forward contracts. We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The principal currencies hedged against changes in the U.S. dollar are Euro, British pounds, Japanese yen, and Canadian dollars. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 7 of Notes to Consolidated Financial Statements. Our derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as of the balance sheet dates. As of January 28, 2012, we had foreign exchange forward contracts outstanding to buy the notional amount of $873 million, 31 million British pounds, 16 million Euro, and 2.6 billion Japanese yen related to our forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, and intercompany obligations that bear foreign exchange risk. As of January 28, 2012, we did not have any foreign exchange forward contracts outstanding to hedge the net assets of our subsidiaries.

We have performed a sensitivity analysis as of January 28, 2012 based on a model that measures the impact of a hypothetical 10 percent adverse change in the level of foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying exposure, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 28, 2012. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $39 million as of January 28, 2012.

Short-Term Borrowings

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are set to expire in September 2012. As of January 28, 2012, there were borrowings of $19 million (118 million Chinese yuan) at an interest rate of 6.53 percent under the China Facilities. We do not expect the interest rate of the borrowings under the China Facilities for fiscal 2012 to differ materially from the rate of 6.53 percent as of January 28, 2012.

Long-Term Debt

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. The Notes are not subject to market risk, as they have a fixed interest rate.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings. The average interest rate during fiscal 2011 was 2 percent.

34       GAP INC. FORM 10-K

Our interest rate risk associated with the term loan as of January 28, 2012 is as follows:

	Expected Maturity Date (Fiscal Year)
($ in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value (1)
Principal payments	$40	$40	$40	$40	$240	$—	$400	$400

Average interest rate (2)	2%	2%	2%	2%	2%	2%	2%

(1)	The carrying amount of the term loan approximates its fair value, as the interest rate varies depending on market rates and our credit rating.
(2)	The average interest rate for all periods presented was calculated based on LIBOR plus a margin, including fees, based on our long-term senior unsecured credit ratings as of January 28, 2012. As the interest rate for the term loan is variable, it is subject to change for all periods presented.

Cash Equivalents

We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $5 million in fiscal 2011.

Item 8. Financial Statements and Supplementary Data.

THE GAP, INC.

36       GAP INC. FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2012. We also have audited the Company’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Deloitte & Touche LLP

San Francisco, California

March 26, 2012

THE GAP, INC.

CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 28, 2012	January 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,885	$1,561
Short-term investments	—	100
Merchandise inventory	1,615	1,620
Other current assets	809	645

Total current assets	4,309	3,926
Property and equipment, net	2,523	2,563
Other long-term assets	590	576

Total assets	$7,422	$7,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$59	$3
Accounts payable	1,066	1,049
Accrued expenses and other current liabilities	998	993
Income taxes payable	5	50

Total current liabilities	2,128	2,095

Long-term liabilities:
Long-term debt	1,606	—
Lease incentives and other long-term liabilities	933	890

Total long-term liabilities	2,539	890

Commitments and contingencies (see Notes 10 and 14)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 485 and 588 shares for periods presented, respectively	55	55
Additional paid-in capital	2,867	2,939
Retained earnings	12,364	11,767
Accumulated other comprehensive income	229	185
Treasury stock at cost (621 and 518 shares for periods presented, respectively)	(12,760)	(10,866)

Total stockholders' equity	2,755	4,080

Total liabilities and stockholders' equity	$7,422	$7,065

See Accompanying Notes to Consolidated Financial Statements

38       GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2011	2010	2009
Net sales	$14,549	$14,664	$14,197
Cost of goods sold and occupancy expenses	9,275	8,775	8,473

Gross profit	5,274	5,889	5,724
Operating expenses	3,836	3,921	3,909

Operating income	1,438	1,968	1,815
Interest expense (reversal)	74	(8)	6
Interest income	(5)	(6)	(7)

Income before income taxes	1,369	1,982	1,816
Income taxes	536	778	714

Net income	$833	$1,204	$1,102

Weighted-average number of shares—basic	529	636	694
Weighted-average number of shares—diluted	533	641	699

Earnings per share—basic	$1.57	$1.89	$1.59
Earnings per share—diluted	$1.56	$1.88	$1.58

Cash dividends declared and paid per share	$0.45	$0.40	$0.34

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock			Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance as of January 31, 2009	1,105	$ 55	$ 2,895	$ 9,947	$ 123	(411)	$ (8,633)	$ 4,387
Net income				1,102				1,102	$1,102
Foreign currency translation, net of tax of $1					59			59	59
Change in fair value of derivative financial instruments, net of tax benefit of $(12)					(18)			(18)	(18)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(6)					(9)			(9)	(9)
Repurchases of common stock						(24)	(510)	(510)
Issuance of common stock and reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes	1	—	(18)			5	74	56
Tax benefit from exercise of stock options and vesting of stock units			(2)					(2)
Share-based compensation, net of estimated forfeitures			60					60
Cash dividends				(234)				(234)

Balance as of January 30, 2010	1,106	55	2,935	10,815	155	(430)	(9,069)	4,891	$1,134

Net income				1,204				1,204	$1,204
Foreign currency translation, net of tax of $6					37			37	37
Change in fair value of derivative financial instruments, net of tax benefit of $(19)					(31)			(31)	(31)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $14					24			24	24
Repurchases of common stock						(96)	(1,956)	(1,956)
Reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes			(89)			8	159	70
Tax benefit from exercise of stock options and vesting of stock units			11					11
Share-based compensation, net of estimated forfeitures			82					82
Cash dividends				(252)				(252)

Balance as of January 29, 2011	1,106	55	2,939	11,767	185	(518)	(10,866)	4,080	$1,234

Net income				833				833	$833
Foreign currency translation, net of tax benefit of $(2)					24			24	24
Change in fair value of derivative financial instruments, net of tax benefit of $(8)					(11)			(11)	(11)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $20					31			31	31
Repurchases of common stock						(111)	(2,096)	(2,096)
Reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes			(140)			8	202	62
Tax benefit from exercise of stock options and vesting of stock units			10					10
Share-based compensation, net of estimated forfeitures			58					58
Cash dividends				(236)				(236)

Balance as of January 28, 2012	1,106	$55	$2,867	$12,364	$229	(621)	$(12,760)	$2,755	$877

See Accompanying Notes to Consolidated Financial Statements

40       GAP INC. FORM 10-K

THE GAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$833	$1,204	$1,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	648	655
Amortization of lease incentives	(86)	(86)	(82)
Share-based compensation	58	77	64
Tax benefit from exercise of stock options and vesting of stock units	10	11	(2)
Excess tax benefit from exercise of stock options and vesting of stock units	(13)	(11)	(4)
Non-cash and other items	74	55	16
Deferred income taxes	(11)	93	(50)
Changes in operating assets and liabilities:
Merchandise inventory	4	(127)	43
Other current assets and other long-term assets	(101)	(87)	83
Accounts payable	11	(7)	40
Accrued expenses and other current liabilities	(45)	(141)	(23)
Income taxes payable, net of prepaid and other tax-related items	(91)	66	64
Lease incentives and other long-term liabilities	128	49	22

Net cash provided by operating activities	1,363	1,744	1,928

Cash flows from investing activities:
Purchases of property and equipment	(548)	(557)	(334)
Proceeds from sale of property and equipment	—	—	1
Purchases of short-term investments	(50)	(475)	(350)
Maturities of short-term investments	150	600	125
Change in other assets	(6)	3	21

Net cash used for investing activities	(454)	(429)	(537)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	16	6	—
Payments of short-term debt	—	(3)	—
Proceeds from issuance of long-term debt	1,646	—	—
Payments of long-term debt issuance costs	(11)	—	—
Payments of long-term debt	—	—	(50)
Proceeds from share-based compensation, net of withholding tax payments	62	70	56
Repurchases of common stock	(2,092)	(1,959)	(547)
Excess tax benefit from exercise of stock options and vesting of stock units	13	11	4
Cash dividends paid	(236)	(252)	(234)

Net cash used for financing activities	(602)	(2,127)	(771)

Effect of foreign exchange rate fluctuations on cash	17	25	13

Net increase (decrease) in cash and cash equivalents	324	(787)	633
Cash and cash equivalents at beginning of period	1,561	2,348	1,715

Cash and cash equivalents at end of period	$1,885	$1,561	$2,348

Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$61	$59	$37

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$45	$1	$3
Cash paid for income taxes during the period	$599	$677	$702

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

For the Fiscal Years Ended January 28, 2012, January 29, 2011, and January 30, 2010

Note 1. Organization and Summary of Significant Accounting Policies

Organization

The Gap, Inc., a Delaware Corporation, is a global specialty retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, and Japan, and beginning in November 2010, China and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa. In addition, our products are available to customers online in over 90 countries.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries (the “Company,” “we,” and “our”). All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation

Our fiscal year is a 52- or 53-week period ending on the Saturday closest to January 31. Fiscal years ended January 28, 2012 (fiscal 2011), January 29, 2011 (fiscal 2010), and January 30, 2010 (fiscal 2009) consisted of 52 weeks. The fiscal year ending February 2, 2013 (fiscal 2012) will consist of 53 weeks.

Issuance of common stock and reissuance of treasury stock pursuant to stock option and other stock award plans, net of shares withheld for employee taxes, have been combined for fiscal 2009 in the Consolidated Statements of Stockholders’ Equity to conform to fiscal 2011 and 2010 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments

Amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days are classified as cash. The banks process the majority of these amounts within one to two business days.

All highly liquid investments with original maturities of 91 days or less are classified as cash equivalents. Highly liquid investments with original maturities of greater than 91 days that will mature less than one year from the balance sheet date are classified as short-term investments. Our cash equivalents and short-term investments are placed primarily in money market funds, time deposits, and commercial paper and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Income related to these securities is recorded in interest income in the Consolidated Statements of Income.

Restricted Cash

Restricted cash consists primarily of cash that serves as collateral for our insurance obligations. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a

42       GAP INC. FORM 10-K

long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets in the Consolidated Balance Sheets.

Merchandise Inventory

We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method. We record an adjustment when future estimated selling price is less than cost. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and use markdowns to clear merchandise. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value in the Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or lease incentives and other long-term liabilities.

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period when the underlying transaction occurs. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and is reclassified into income in the period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income.

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

When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in operating expenses in the Consolidated Statements of Income. Costs of maintenance and repairs are expensed as incurred.

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

Insurance and Self-Insurance

We use a combination of insurance and self-insurance for a number of risk management activities including workers’ compensation, general liability, and employee-related health care benefits, a portion of which is paid by our employees. Undiscounted liabilities associated with these risks are estimated based primarily on actuarially-determined amounts and are accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions.

Asset Retirement Obligations

An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. The asset retirement obligation is recorded in accrued expenses and other current liabilities and lease incentives and other long-term liabilities in the Consolidated Balance Sheets and is subsequently adjusted for changes in estimated asset retirement obligations. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Treasury Stock

We account for treasury stock under the cost method, using the first-in, first-out flow assumption, and include treasury stock as a component of stockholders’ equity.

Revenue Recognition

We recognize revenue and the related cost of goods sold at the time the products are received by the customers. Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. For sales through online and catalog orders, we estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities. Allowances for estimated returns are recorded based on estimated margin using our historical return patterns.

We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee, which generally occurs when the merchandise reaches the franchisee’s pre-designated turnover point. These sales are recorded in net sales, and the related cost of goods sold is recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. We also receive royalties from franchisees based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized when merchandise ownership is transferred to the franchisee and is recorded in net sales in the Consolidated Statements of Income.

Classification of Expenses

Cost of goods sold and occupancy expenses include the following:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	shipping and handling costs;

44       GAP INC. FORM 10-K

•	costs associated with our sourcing operations, including payroll and related benefits;

•	production costs;

•	insurance costs related to merchandise; and

•	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions.

Operating expenses include the following:

•	payroll and related benefits (for our store operations, field management, distribution centers, and corporate functions);

•	marketing;

•	general and administrative expenses;

•	costs to design and develop our products;

•	merchandise handling and receiving in distribution centers;

•	distribution center general and administrative expenses;

•	rent, occupancy, depreciation, and amortization for our corporate facilities; and

•	other expenses (income).

The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies. Merchandise handling and receiving expenses and distribution center general and administrative expenses recorded in operating expenses were $224 million, $226 million, and $237 million in fiscal 2011, 2010, and 2009, respectively.

Rent Expense

Minimum rent expense is recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. We also receive tenant allowances upon entering into certain store leases, which are recorded as a short-term or long-term tenant allowance liability and amortized using the straight-line method as a reduction to rent expense over the term of the lease. A co-tenancy failure by our landlord during the lease term may result in a reduction of the required cash payments made to the landlord for the duration of the co-tenancy failure and is recorded as a reduction to rent expense as the reduced cash payments are made. Future payments for common area maintenance, insurance, real estate taxes, and other occupancy costs the Company is obligated to make are excluded from minimum lease payments.

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

Impairment of Long-Lived Assets

We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses in the Consolidated Statements of Income. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available, which for retail stores is at the store level. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets.

Goodwill and Intangible Assets

We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

Effective October 30, 2011, we adopted an accounting standards update to simplify the testing of goodwill for impairment. As such, we review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the first step of the two-step goodwill impairment test is required to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. In connection with our acquisition of Athleta in September 2008, we have deemed Athleta to be a component of our Direct operating segment, as it is the level at which segment management regularly reviews operating results and makes resource allocation decisions. However, as Athleta is aggregated with other components of the Direct operating segment due to the components having similar economic characteristics, we have deemed our Direct operating segment to be the single reporting unit at which goodwill is tested for impairment.

The trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If the trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade name is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales, expenses, discount rates, and royalty rates.

Goodwill and other indefinite-lived intangible assets, including the trade name, are recorded in other long-term assets in the Consolidated Balance Sheets.

Lease Losses

The decision to close a store, corporate facility, or distribution center can result in accelerated depreciation and amortization over the revised remaining useful lives of the associated long-lived assets. In addition, upon exiting

46       GAP INC. FORM 10-K

leased premises, we record a charge and corresponding lease loss reserve equal to the incremental amount of the present value of the net future obligation greater than the remaining rent-related deferred balances. The net future obligation is determined as the remaining contractual rent obligations less the amount for which we are able to or expect to be able to sublease the properties. We estimate the amount for which we expect to be able to sublease the properties based on the status of our efforts to sublease vacant office space and stores, a review of real estate market conditions, our projections for sublease income, and our assumptions regarding sublease commencement. Lease losses are recorded in operating expenses in the Consolidated Statements of Income.

Pre-Opening Costs

Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and payroll expenses incurred prior to the opening of a new store or other facility, are expensed in the period in which they occur.

Advertising

Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $548 million, $516 million, and $513 million in fiscal 2011, 2010, and 2009, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

Prepaid catalog expense consists of the cost to prepare, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is approximately one to five months.

Share-Based Compensation

Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield, and risk-free interest rate. For units granted whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”), the fair value is determined based on the Company’s stock price on the date of grant less future expected dividends during the vesting period. For stock options and Stock Units, we recognize share-based compensation cost net of estimated forfeitures and revise the estimates in subsequent periods if actual forfeitures differ from the estimates. We estimate the forfeiture rate based on historical experience as well as expected future behavior. Share-based compensation expense is recorded primarily in operating expenses in the Consolidated Statements of Income over the period during which the employee is required to provide service in exchange for stock options and Stock Units.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers

Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote. Based on our historical information, three years after the gift card, gift certificate, or credit voucher is issued, we can determine the portion of the liability where redemption is remote. When breakage is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion of gift certificates and credit vouchers to relevant jurisdictions. Our gift cards, gift certificates, and credit vouchers do not have expiration dates. Beginning in the third quarter of fiscal 2009, we changed our estimate of the elapsed time for recording breakage income associated with unredeemed gift certificates and credit vouchers to three years from our prior estimate of five years. This change in estimate did not have a material impact on the Consolidated Statement of Income for fiscal 2009.

Credit Cards

We have credit card agreements (the “Agreements”) with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively, the “Credit Cards”). Each private label credit card bears the logo of Gap, Old Navy, or Banana Republic and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of Gap, Old Navy, or Banana Republic and can be used everywhere VISA credit cards are accepted. A third-party financing company is the sole owner of the accounts issued under the Credit Card programs, and this third party absorbs the losses associated with non-payment by the cardholder and a portion of any fraudulent usage of the accounts. We receive cash from the third-party financing company in accordance with the Agreements and based on usage of the Credit Cards. We also receive payment from Visa U.S.A. Inc. in accordance with the Agreements and based on specified transactional fees. We recognize income for such cash receipts when the amounts are fixed or determinable and collectibility is reasonably assured, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs. The income is recorded in other income, which is a component of operating expenses in our Consolidated Statements of Income.

The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. The cost associated with reward points and certificates is accrued as the rewards are earned by the cardholder and is recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Other administrative costs related to the Credit Card programs, including payroll, marketing expenses, and other direct costs, are recorded in operating expenses in the Consolidated Statements of Income.

Earnings per Share

Basic earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted-average number of common shares outstanding for the period including common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive. Stock options and other stock awards that contain performance conditions are not included in the calculation of common stock equivalents until performance conditions have been achieved.

Foreign Currency

Our international subsidiaries primarily use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income. The aggregate transaction losses included in the Consolidated Statements of Income were as follows:

	Fiscal Year
($ in millions)	2011	2010	2009
Foreign currency transaction loss	$(7)	$(1)	$(2)

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

48       GAP INC. FORM 10-K

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update to expand disclosure requirements for fair value measurements. This guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the provisions of this accounting standards update in the first quarter of fiscal 2012.

In June 2011, the FASB issued an accounting standards update to revise the manner in which entities present comprehensive income in their financial statements. This guidance requires entities to present each component of net income along with total net income, each component of OCI along with a total for OCI, and a total amount for comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt the provisions of this accounting standards update in the first quarter of fiscal 2012.

Note 2. Additional Financial Statement Information

Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents and short-term investments consist of the following:

($ in millions)	January 28, 2012	January 29, 2011
Cash (1)	$876	$619

Bank certificates of deposit and time deposits	685	529
Money market funds	224	338
Domestic commercial paper	100	75

Cash equivalents	1,009	942

Cash and cash equivalents	$1,885	$1,561

Bank certificates of deposit and time deposits	$—	$100

Short-term investments	$—	$100

(1)	Cash includes $59 million and $61 million of amounts in transit from banks for customer credit card and debit card transactions as of January 28, 2012 and January 29, 2011, respectively.

Money market funds of $338 million as of January 29, 2011 in the table above have been reclassified from cash to cash equivalents. This correction had no impact on the Consolidated Balance Sheet as of January 29, 2011, the Consolidated Statement of Income for fiscal 2010, or the Consolidated Statement of Cash Flows for fiscal 2010.

We did not record any impairment charges on our cash equivalents or short-term investments in fiscal 2011, 2010, or 2009.

Other Current Assets

Other current assets consist of the following:

($ in millions)	January 28, 2012	January 29, 2011
Accounts receivable	$297	$205
Current portion of deferred tax assets	205	190
Prepaid minimum rent and occupancy expenses	144	142
Prepaid income taxes	101	59
Derivative financial instruments	12	2
Restricted cash	6	7
Prepaid catalog expenses	2	3
Other	42	37

Other current assets	$809	$645

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 28, 2012	January 29, 2011
Leasehold improvements	$3,168	$3,066
Furniture and equipment	2,463	2,431
Land, buildings, and building improvements	1,096	1,093
Software	960	909
Construction-in-progress	96	74

Property and equipment, at cost	7,783	7,573
Less: Accumulated depreciation	(5,260)	(5,010)

Property and equipment, net of accumulated depreciation	$2,523	$2,563

Depreciation expense for property and equipment was $586 million, $639 million, and $643 million for fiscal 2011, 2010, and 2009, respectively.

Interest of $4 million related to assets under construction was capitalized in fiscal 2011. No interest related to assets under construction was capitalized in fiscal 2010 and 2009.

We recorded a charge for the impairment of long-lived assets related to our Stores reportable segment of $16 million, $8 million, and $14 million for fiscal 2011, 2010, and 2009, respectively, which is recorded in operating expenses in the Consolidated Statements of Income.

50       GAP INC. FORM 10-K

Other Long-Term Assets

Other long-term assets consist of the following:

($ in millions)	January 28, 2012	January 29, 2011
Long-term tax-related assets	$258	$259
Goodwill	99	99
Trade name	54	54
Deferred compensation plan assets	22	27
Lease rights and key money, net of accumulated amortization of $140 for both periods presented	22	20
Restricted cash	11	11
Intangible assets subject to amortization, net of accumulated amortization of $14 and $12	1	3
Derivative financial instruments	1	2
Other	122	101

Other long-term assets	$590	$576

Both the cost and accumulated amortization of lease rights and key money are impacted by fluctuations in foreign currency rates. Amortization expense associated with lease rights and key money was $4 million, $5 million, and $6 million in fiscal 2011, 2010, and 2009, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 28, 2012	January 29, 2011
Accrued compensation and benefits	$292	$280
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	228	233
Short-term deferred rent and tenant allowances	104	99
Workers' compensation liability	47	50
Accrued advertising	26	25
General insurance liability	23	22
Sales return allowance	21	22
Derivative financial instruments	14	35
Credit card reward points and certificates liability	14	17
Short-term lease loss reserve	5	6
Other	224	204

Accrued expenses and other current liabilities	$998	$993

No other individual items accounted for greater than five percent of total current liabilities as of January 28, 2012 or January 29, 2011.

Beginning in fiscal 2011, we included short-term debt in current maturities of debt in the Consolidated Balance Sheets. Accordingly, short-term debt of $3 million that was included in accrued expenses and other current liabilities as of January 29, 2011 has been included in current maturities of debt to conform to the current period presentation.

Lease Incentives and Other Long-Term Liabilities

Lease incentives and other long-term liabilities consist of the following:

($ in millions)	January 28, 2012	January 29, 2011
Long-term deferred rent and tenant allowances	$705	$717
Long-term income tax-related liabilities	129	90
Asset retirement obligations	47	37
Deferred compensation plan liabilities	22	27
Long-term lease loss reserve	4	4
Derivative financial instruments	—	2
Other	26	13

Lease incentives and other long-term liabilities	$933	$890

The activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency rates. The activity was not material for fiscal 2011 or 2010.

Accumulated Other Comprehensive Income

Accumulated OCI consists of the following:

($ in millions)	January 28, 2012	January 29, 2011
Foreign currency translation, net of tax	$229	$205
Accumulated changes in fair value of derivative financial instruments, net of tax	—	(20)

Accumulated other comprehensive income	$229	$185

Sales Return Allowance

A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 28, 2012	January 29, 2011	January 30, 2010
Balance at beginning of fiscal year	$22	$22	$21
Additions	634	712	698
Returns	(635)	(712)	(697)

Balance at end of fiscal year	$21	$22	$22

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets in the Consolidated Balance Sheets:

($ in millions)	January 28, 2012	January 29, 2011
Goodwill	$99	$99

Trade name	$54	$54

Intangible assets subject to amortization	$15	$15
Less: Accumulated amortization	(14)	(12)

Intangible assets subject to amortization, net	$1	$3

52       GAP INC. FORM 10-K

All of the goodwill and intangible assets have been allocated to the Direct reportable segment. During fiscal 2011, 2010, and 2009, there were no changes in the carrying amount of goodwill or the trade name. Intangible assets subject to amortization, consisting primarily of customer relationships, are amortized over a weighted-average amortization period of four years. Amortization expense for intangible assets subject to amortization was $2 million, $4 million, and $6 million for fiscal 2011, 2010, and 2009, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

During the fourth quarter of fiscal 2011, we completed our annual impairment testing of goodwill and the trade name and did not recognize any impairment charges.

Note 4. Long-Term Debt

In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees of $11 million. The net proceeds were available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. We have an option to call the Notes in whole or in part at any time, subject to a make whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Consolidated Balance Sheet for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. The estimated fair value of the Notes was $1.19 billion as of January 28, 2012 and was based on the quoted market price of the Notes as of the last business day of fiscal 2011.

In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million are payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest is payable at least quarterly based on an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings. The average interest rate during fiscal 2011 was 2 percent. The term loan agreement contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt as well as the maintenance of two financial ratios – a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of January 28, 2012, we were in compliance with all such covenants. Violation of these covenants could result in a default under the term loan agreement, which would require the immediate repayment of outstanding amounts. The estimated fair value of the term loan was $400 million as of January 28, 2012. The carrying amount of the term loan approximates its fair value, as the interest rate varies depending on quoted market rates and our credit rating.

Long-term debt as of January 28, 2012 consists of the following:

($ in millions)
Notes	$1,246
Term loan	400

Total long-term debt	1,646
Less: Current portion	(40)

Total long-term debt, less current portion	$1,606

In conjunction with our financings, we obtained new long-term senior unsecured credit ratings from Moody’s and Fitch. Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s continued to rate us BB+. As of January 28, 2012, there were no changes in these credit ratings. Any future reduction in the Moody’s or Standard & Poor’s ratings would increase the interest expense related to our $400 million term loan and any future interest expense if we were to draw on the Facility.

Note 5. Credit Facilities

In April 2011, we replaced our existing $500 million, five-year, unsecured revolving credit facility, which was scheduled to expire in August 2012, with a new $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 28, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $43 million of outstanding standby letters of credit, was $457 million as of January 28, 2012.

In September 2010, we entered into two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The 196 million Chinese yuan (approximately $31 million as of January 28, 2012) China Facilities were set to expire in August 2011 but were renewed under substantially similar terms through September 2012. As of January 28, 2012, there were borrowings of $19 million (118 million Chinese yuan) at an interest rate of 6.53 percent under the China Facilities, which are recorded in current maturities of debt in the Consolidated Balance Sheet. The net availability of the China Facilities, reflecting these borrowings and $1 million in bank guarantees related to store leases, was approximately $11 million as of January 28, 2012. The China Facility agreements do not contain any financial covenants. As of January 29, 2011, there were borrowings of $3 million under the China Facilities, which are recorded in current maturities of debt in the Consolidated Balance Sheet.

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to this. As of January 28, 2012, we had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of January 28, 2012, we had no trade letters of credit issued under this letter of credit agreement.

The Facility and letter of credit agreement contain financial and other covenants, including but not limited to limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of January 28, 2012, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.

Note 6. Fair Value Measurements

Effective January 30, 2011, we adopted enhanced disclosure requirements for fair value measurements. There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2011. There were no transfers into or out of level 1 and level 2 during fiscal 2011 or 2010.

54       GAP INC. FORM 10-K

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,009	$224	$785	$—
Short-term investments	—	—	—	—
Derivative financial instruments	13	—	13	—
Deferred compensation plan assets	22	22	—	—

Total	$1,044	$246	$798	$—

Liabilities:
Derivative financial instruments	$14	$—	$14	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$942	$338	$604	$—
Short-term investments	100	—	100	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	27	27	—	—

Total	$1,073	$365	$708	$—

Liabilities:
Derivative financial instruments	$37	$—	$37	$—

We have highly liquid investments classified as cash equivalents and short-term investments, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. As discussed in Note 2 of Notes to Consolidated Financial Statements, the table above includes money market funds of $338 million as of January 29, 2011 as level 1.

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

We maintain the Gap Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets in the Consolidated Balance Sheets.

Nonfinancial Assets

As discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a charge for the impairment of long-lived assets of $16 million, $8 million, and $14 million for fiscal 2011, 2010, and 2009, respectively. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $21 million, $12 million, and $16 million to their fair value of $5 million, $4 million, and $2 million during fiscal 2011, 2010, and 2009, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.

As discussed in Note 3 of Notes to Consolidated Financial Statements, there were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for fiscal 2011, 2010, or 2009.

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

During fiscal 2011, we entered into and settled treasury rate lock agreements in anticipation of issuing our 5.95 percent fixed-rate Notes of $1.25 billion in April 2011. Prior to the issuance of our Notes, we were subject to changes in interest rates, and we therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The gain related to the treasury lock agreements is reported as a component of OCI and is recognized in income over the life of the Notes.

There were no material amounts recorded in income for fiscal 2011, 2010, or 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in income for fiscal 2011, 2010, or 2009 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

Not Designated as Hedging Instruments

In addition, we use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial

56       GAP INC. FORM 10-K

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

Outstanding Notional Amounts

As of January 28, 2012 and January 29, 2011, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	January 28, 2012	January 29, 2011
U.S. dollars (1)	$796	$1,025
British pounds	£30	£54

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Japanese yen, and Canadian dollars.

As of January 28, 2012 and January 29, 2011, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary in the following notional amounts:

(notional amounts in millions)	January 28, 2012	January 29, 2011
Japanese yen	¥—	¥3,000

As of January 28, 2012 and January 29, 2011, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	January 28, 2012	January 29, 2011
U.S. dollars	$77	$12
British pounds	£1	£—
Japanese yen	¥2,564	¥3,238
Euro	€16	€—

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 28, 2012 or January 29, 2011.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	January 28, 2012
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$9	Accrued expenses and other current liabilities	$10
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		10		10

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	3	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		3		4

Total derivative instruments		$13		$14

58       GAP INC. FORM 10-K

	January 29, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$30
Foreign exchange forward contracts	Other long-term assets	2	Lease incentives and other long-term liabilities	2

Total derivatives designated as cash flow hedges		2		32

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	5
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		5

Total derivative instruments		$4		$37

Substantially all of the unrealized gains and losses from designated cash flow hedges as of January 28, 2012 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of January 28, 2012 shown above.

See Note 6 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Fiscal Year
($ in millions)	2011	2010	2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$(20)	$(50)	$(33)
Treasury rate lock agreements	1	—	—
Cross-currency interest rate swap	—	—	3

	$(19)	$(50)	$(30)

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Fiscal Year
($ in millions)	2011	2010	2009
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts— Cost of goods sold and occupancy expenses	$(46)	$(33)	$17
Foreign exchange forward contracts— Operating expenses	(5)	(5)	(3)
Cross-currency interest rate swap— Operating expenses	—	—	1

	$(51)	$(38)	$15

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	Fiscal Year
($ in millions)	2011	2010	2009
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$(1)	$(5)	$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	Fiscal Year
($ in millions)	2011	2010	2009
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts— Operating expenses	$7	$8	$35

For fiscal 2011, 2010, and 2009, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

Note 8. Common Stock

Common and Preferred Stock

The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 28, 2012.

The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 28, 2012.

Share Repurchases

Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2011	2010	2009
Number of shares repurchased	111	96	24
Total cost	$2,096	$1,956	$510
Average per share cost including commissions	$18.88	$20.44	$21.30

60       GAP INC. FORM 10-K

In February 2008 and November 2009, the Board of Directors authorized a total of $1.5 billion for share repurchases, which was fully utilized by the end of March 2010. In connection with these authorizations, we entered into purchase agreements with individual members of the Fisher family (related party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During fiscal 2010 and 2009, approximately 0.5 million and 1.9 million shares, respectively, were repurchased for $10 million and $40 million, respectively, from the Fisher family subject to these agreements.

Between February 2010 and November 2011, we announced that the Board of Directors authorized a total of $4.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the remaining $441 million under the November 2011 authorization as of February 23, 2012. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.

All except $4 million of total share repurchases in the table above were paid for as of January 28, 2012. All of the share repurchases were paid for as of January 29, 2011.

Note 9. Share-Based Compensation

Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2011	2010	2009
Stock units	$39	$59	$51
Stock options	15	14	9
Employee stock purchase plan	4	4	4

Share-based compensation expense	58	77	64
Less: Income tax benefit	(23)	(31)	(25)

Share-based compensation expense, net of tax	$35	$46	$39

No material share-based compensation expense was capitalized in fiscal 2011, 2010, or 2009.

Other than the stock option modification noted below, there were no other material modifications made to our outstanding stock options and other stock awards in fiscal 2011, 2010, or 2009.

General Description of Stock Option and Other Stock Award Plans

The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996 and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was amended and restated on August 20, 2008. The 2006 Plan was further amended and restated on May 17, 2011 and renamed the 2011 Long-Term Incentive Plan (the “2011 Plan”). Under the 2011 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”).

The 2002 Stock Option Plan (the “2002 Plan”) was established on January 1, 1999. The 2002 Plan empowered the Committee to award nonqualified stock options to non-officer employees. On May 9, 2006, the 2002 Plan was discontinued, and those awards then outstanding continued to be subject to the terms of the 2002 Plan under which they were granted. Pursuant to the 2011 Plan, any shares (not to exceed 28,019,786 shares) that otherwise would have been returned to the 2002 Plan after May 9, 2006 on account of expiration, cancellation, or forfeiture of awards granted are available for grant under the 2011 Plan.

As of January 28, 2012, there were 216,586,781 shares that have been authorized for issuance under the 2011 Plan, including those shares available for issuance under the 2002 Plan, which have or may become available for issuance under the 2011 Plan.

Beginning in fiscal 2009, all shares related to stock options and other stock awards are issued from treasury stock.

Stock Option and Other Stock Award Modification

In February 2007, the Committee approved the modification of certain stock options and other stock awards held by designated employees such that at the time of an involuntary termination without cause, any outstanding, unvested time-based options or other stock awards scheduled to vest within a defined time frame would be accelerated. No material amounts were recognized in fiscal 2009 as a result of the modification. The modification clause expired in February 2009.

Stock Units

Under the 2011 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. In some cases, vesting is subject to the attainment of a pre-determined financial target (“Performance Shares”). Performance Shares generally vest over a period of three to four years.

At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis based on the grant-date fair value and the probability that the pre-determined financial target will be achieved.

A summary of Stock Unit activity under the 2011 Plan for fiscal 2011 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 29, 2011	11,012,628	$19.20
Granted	3,336,517	$20.10
Granted, with vesting subject to performance conditions	1,181,653	$20.44
Vested	(3,612,480)	$16.18
Forfeited	(3,981,217)	$16.95

Balance as of January 28, 2012	7,937,101	$18.74

A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2011	2010	2009
Weighted-average fair value per share of Stock Units granted	$20.19	$21.84	$11.40
Grant-date fair value of Stock Units vested (in millions)	$58	$58	$45

The aggregate intrinsic value of unvested Stock Units as of January 28, 2012 was $151 million.

As of January 28, 2012, there was $54 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.16 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

Stock Units Granted Based on Performance Metrics

Under the 2011 Plan, some Stock Units are granted to certain employees only after the achievement of pre-determined performance metrics. Once the Stock Unit is granted, vesting is then subject to continued service by the employee, and expense is recognized over a period of three years on an accelerated basis.

62       GAP INC. FORM 10-K

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

Out of 3,336,517, 3,431,422, and 4,992,213 Stock Units granted in fiscal 2011, 2010, and 2009, respectively, 157,125, 930,081, and 703,146 Stock Units, respectively, were granted based on satisfaction of performance metrics.

The liability related to potential Stock Units based on performance metrics, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was $1 million as of January 28, 2012 and January 29, 2011.

Stock Options

We have stock options outstanding under the 2011 Plan and the 2002 Plan. Stock options generally expire 10 years from the grant date, three months after employee termination, or one year after the date of an employee’s retirement or death, if earlier. Vesting generally occurs over a period of four years of continued service by the employee, with 25 percent vesting on each of the four anniversary dates.

The fair value of stock options issued during fiscal 2011, 2010, and 2009 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2011	2010	2009
Expected term (in years)	4.9	4.8	5.0
Expected volatility	30.6%	29.0%	51.3%
Dividend yield	2.1%	1.8%	1.9%
Risk-free interest rate	2.3%	2.7%	1.9%

A summary of stock option activity under the 2011 Plan and the 2002 Plan for fiscal 2011 is as follows:

	Shares	Weighted- Average Exercise Price
Balance as of January 29, 2011	24,169,323	$18.48
Granted	2,863,538	$21.75
Exercised	(4,157,545)	$16.63
Forfeited/Expired	(2,277,778)	$20.41

Balance as of January 28, 2012	20,597,538	$19.10

A summary of additional information about stock options is as follows:

	Fiscal Year
	2011	2010	2009
Weighted-average fair value per share of stock options granted	$5.28	$5.57	$4.86
Aggregate intrinsic value of stock options exercised (in millions)	$19	$19	$14
Fair value of stock options vested (in millions)	$15	$15	$14

Information about stock options outstanding, vested or expected to vest, and exercisable as of January 28, 2012 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares as of January 28, 2012	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares as of January 28, 2012	Weighted- Average Exercise Price
$10.50 - $13.93	2,624,718	4.41	$12.19	1,631,280	$12.45
$14.03 - $16.90	2,597,961	4.87	$16.27	1,712,961	$16.23
$17.01 - $19.99	5,956,174	5.03	$18.88	4,453,376	$18.79
$20.01 - $21.88	6,447,779	4.92	$21.51	3,818,366	$21.34
$22.18 - $28.41	2,970,906	5.70	$22.89	1,646,868	$22.74

	20,597,538	4.99	$19.10	13,262,851	$18.90

Vested or expected to vest as of January 28, 2012	19,162,478	4.77	$19.07

The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 28, 2012 was $26 million, $24 million, and $17 million, respectively. Stock options exercisable as of January 28, 2012 had a weighted-average remaining contractual life of 3.73 years.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,357,769, 1,301,167, and 1,574,464 shares issued under the ESPP in fiscal 2011, 2010, and 2009, respectively. As of January 28, 2012, there were 6,025,890 shares reserved for future issuances under the ESPP.

Note 10. Leases

We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2031. Most store leases are for a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.

We also lease certain equipment under operating leases that expire at various dates through 2015.

64       GAP INC. FORM 10-K

The aggregate minimum non-cancelable annual lease payments under leases in effect on January 28, 2012 are as follows:

($ in millions)
Fiscal Year
2012	$1,025
2013	917
2014	801
2015	677
2016	530
Thereafter	1,609

Total minimum lease commitments	$5,559

The total minimum lease commitment amount above does not include minimum sublease rent income of $46 million receivable in the future under non-cancelable sublease agreements.

Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2011	2010	2009
Minimum rent expense	$1,072	$1,009	$973
Contingent rent expense	123	125	135
Less: Sublease income	(8)	(5)	(2)

Total	$1,187	$1,129	$1,106

In addition to rent expense related to our store premises, corporate facilities, and distribution centers as noted above, we had rent expense related to equipment under operating leases of $4 million, $3 million, and $4 million for fiscal 2011, 2010, and 2009, respectively.

We had lease loss reserves of $9 million and $10 million as of January 28, 2012 and January 29, 2011, respectively. Lease losses were $4 million, $3 million, and $6 million for fiscal 2011, 2010, and 2009, respectively. Remaining lease payments associated with our lease loss reserve are expected to be paid over the various remaining lease terms through 2021. Based on our current assumptions as of January 28, 2012, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $15 million for the remaining lease terms.

Note 11. Income Taxes

For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2011	2010	2009
United States	$1,253	$1,686	$1,511
Foreign	116	296	305

Income before income taxes	$1,369	$1,982	$1,816

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2011	2010	2009
Current:
Federal	$419	$476	$572
State	37	75	78
Foreign	91	134	114

Total current	547	685	764

Deferred:
Federal	14	94	(43)
State	(6)	(5)	(10)
Foreign	(19)	4	3

Total deferred	(11)	93	(50)

Total provision	$536	$778	$714

Except where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries when we intend to utilize those earnings in foreign operations for an indefinite period of time. Such undistributed earnings and profits, as calculated pursuant to provisions in the U.S. Internal Revenue Code and related Treasury Regulations, of foreign subsidiaries as of January 28, 2012 and January 29, 2011 were approximately $1.5 billion and $1.3 billion, respectively. Cash balances in these foreign subsidiaries are substantially lower than these earnings and profits. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of January 28, 2012 and January 29, 2011 would have been approximately $225 million and $194 million, respectively. During fiscal 2011, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that approximately $40 million of current year earnings and profits was in excess of the amount we expect to utilize in our foreign operations for an indefinite period of time, and accordingly, recorded the related tax expense of $4 million in fiscal 2011.

The difference between the effective income tax rate and the U.S. federal income tax rate is as follows:

	Fiscal Year
	2011	2010	2009
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.2	3.6	3.7
Tax impact of foreign operations	2.9	2.0	1.4
Other	(1.9)	(1.3)	(0.8)

Effective tax rate	39.2%	39.3%	39.3%

66       GAP INC. FORM 10-K

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 28, 2012	January 29, 2011
Deferred tax assets:
Deferred rent	$137	$114
Accrued payroll and related benefits	66	53
Nondeductible accruals	74	59
Inventory capitalization and other adjustments	65	64
Depreciation	18	39
State and foreign net operating losses ("NOLs")	36	35
Fair value of derivative financial instruments included in accumulated OCI	(5)	8
Other	83	100

Total deferred tax assets	474	472
Valuation allowance	(39)	(32)
Total deferred tax liabilities	(15)	(19)

Net deferred tax assets	$420	$421

Current portion (included in other current assets)	$205	$190
Non-current portion (included in other long-term assets)	215	231

Total	$420	$421

As of January 28, 2012, we had approximately $56 million state and $126 million foreign NOL carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected NOL was approximately $4 million for state and $32 million for foreign as of January 28, 2012. We provided a valuation allowance of approximately $1 million and $25 million against the deferred tax asset related to the state and foreign NOLs, respectively. The state losses expire between fiscal 2022 and fiscal 2023, approximately $84 million of the foreign losses expire between fiscal 2012 and fiscal 2021, and $42 million of the foreign losses do not expire.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2011	2010	2009
Balance at beginning of fiscal year	$67	$132	$131
Increases related to current year tax positions	10	10	1
Prior year tax positions:
Increases	31	15	38
Decreases	(2)	(74)	(17)
Cash settlements	(2)	(4)	(21)
Expiration of statute of limitations	(1)	(14)	(6)
Foreign currency translation	(1)	2	6

Balance at end of fiscal year	$102	$67	$132

Of the $102 million, $67 million, and $132 million of total unrecognized tax benefits as of January 28, 2012, January 29, 2011, and January 30, 2010, respectively, approximately $25 million, $5 million, and $15 million (net of the federal benefit on state issues), respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. During fiscal 2011 and 2009, interest expense of $6 million and $2 million, respectively, was recognized in the Consolidated Statements of Income relating to tax liabilities. During fiscal 2010, an interest expense reversal of $15 million was recognized in the Consolidated Statement of Income. As of January 28, 2012 and January 29, 2011, the Company had total accrued interest related to the unrecognized tax benefits of $29 million and $21 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of January 28, 2012 or January 29, 2011.

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

The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of January 28, 2012, we do not anticipate any significant changes in total gross unrecognized tax benefits within the next 12 months.

Note 12. Employee Benefit Plans

We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the Internal Revenue Code. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $36 million, $36 million, and $35 million in fiscal 2011, 2010, and 2009, respectively.

We maintain the Gap Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of January 28, 2012 and January 29, 2011, the assets related to the DCP were $22 million and $27 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of January 28, 2012 and January 29, 2011, the corresponding liabilities related to the DCP were $22 million and $27 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2011, 2010, and 2009 were not material.

Note 13. Earnings per Share

Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2011	2010	2009
Weighted-average number of shares—basic	529	636	694
Common stock equivalents	4	5	5

Weighted-average number of shares—diluted	533	641	699

The above computations of weighted-average number of shares—diluted exclude 12 million, 11 million, and 25 million shares related to stock options and other stock awards for fiscal 2011, 2010, and 2009, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 14. Commitments and Contingencies

Our future purchase obligations and commitments as of January 28, 2012 are as follows:

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase obligations and commitments (1)	$2,712	$229	$126	$8	$3,075

(1)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

68       GAP INC. FORM 10-K

In January 2006, we entered into a non-exclusive services agreement with IBM under which IBM operates certain significant aspects of our IT infrastructure. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $107 million, $118 million, and $120 million to IBM for fixed charges in fiscal 2011, 2010, and 2009, respectively. Based on the current projection of service needs, we expect to pay approximately $388 million to IBM over the remaining term of the contract.

We have assigned certain store and corporate facility leases to third parties as of January 28, 2012. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2017. The maximum potential amount of future lease payments we could be required to make under these guarantees is approximately $5 million as of January 28, 2012. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. There was no liability recorded for the guarantees as of January 28, 2012 or January 29, 2011.

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements, and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated, and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial position, results of operations, or cash flows taken as a whole.

In January 2012, we were released from our reinsurance pool for workers’ compensation, general liability, and automobile liability and no longer have any obligations as of January 28, 2012.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 28, 2012, actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. As of January 28, 2012 and January 29, 2011, we recorded a liability for the estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The amount of liability as of January 28, 2012 and January 29, 2011 was not material for any individual Action or in total. Subsequent to January 28, 2012 and through our filing date of March 26, 2012, no information has become available that indicates a material change to our estimate is required.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our financial position, results of operations, or cash flows taken as a whole.

Note 15. Segment Information

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

•	Direct – The Direct reportable segment includes the results for our online brands, both domestic and international.

The accounting policies for each of our operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) Fiscal 2011	Gap	Old Navy	Banana Republic	Franchise and Wholesale (3)	Piperlime and Athleta	Total	Percentage of Net Sales
U.S. (1)	$3,231	$4,644	$2,060	$—	$—	$9,935	68%
Canada	333	392	193	—	—	918	6
Europe	702	—	54	69	—	825	6
Asia	966	—	131	79	—	1,176	8
Other regions	—	—	—	135	—	135	1

Total Stores reportable segment	5,232	5,036	2,438	283	—	12,989	89
Direct reportable segment (2)	433	638	188	—	301	1,560	11

Total	$5,665	$5,674	$2,626	$283	$301	$14,549	100%

Sales growth (decline)	(1)%	(4)%	2%	45%	22%	(1)%

($ in millions) Fiscal 2010	Gap	Old Navy	Banana Republic	Franchise and Wholesale (3)	Piperlime and Athleta	Total	Percentage of Net Sales
U.S. (1)	$3,454	$4,945	$2,084	$—	$—	$10,483	71%
Canada	341	427	190	—	—	958	7
Europe	703	—	36	47	—	786	5
Asia	872	—	118	59	—	1,049	7
Other regions	—	—	—	89	—	89	1

Total Stores reportable segment	5,370	5,372	2,428	195	—	13,365	91
Direct reportable segment (2)	365	533	155	—	246	1,299	9

Total	$5,735	$5,905	$2,583	$195	$246	$14,664	100%

Sales growth	2%	2%	5%	38%	32%	3%

($ in millions) Fiscal 2009	Gap	Old Navy	Banana Republic	Franchise and Wholesale (3)	Piperlime and Athleta	Total	Percentage of Net Sales
U.S. (1)	$3,508	$4,949	$2,034	$—	$—	$10,491	74%
Canada	312	386	162	—	—	860	6
Europe	683	—	24	36	—	743	5
Asia	774	—	106	48	—	928	7
Other regions	—	—	—	57	—	57	—

Total Stores reportable segment	5,277	5,335	2,326	141	—	13,079	92
Direct reportable segment (2)	324	473	134	—	187	1,118	8

Total	$5,601	$5,808	$2,460	$141	$187	$14,197	100%

Sales growth (decline)	(6)%	2%	(7)%	(5)%	143%	(2)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	In July 2010, we began selling products online to customers in select countries outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. In August 2010, we began selling products online to customers in select countries outside the U.S. utilizing our own logistics and fulfillment capabilities. Online sales shipped from distribution centers located outside the U.S. were $127 million ($89 million for Canada and $38 million for Europe) and $42 million ($30 million for Canada and $12 million for Europe) in fiscal 2011 and 2010, respectively. For fiscal 2009, there were no amounts related to online sales shipped from distribution centers located outside the U.S.

(3)	Franchise and wholesale sales were $283 million ($247 million for Gap and $36 million for Banana Republic), $195 million ($171 million for Gap and $24 million for Banana Republic), and $141 million ($121 million for Gap and $20 million for Banana Republic) in fiscal 2011, 2010, and 2009, respectively.

70       GAP INC. FORM 10-K

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

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Total assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store assets, and prepaid expenses and receivables related to store operations. Total assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of IT and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets primarily include cash and cash equivalents, short-term investments, the net book value of corporate property and equipment, and tax-related assets. Reportable segment capital expenditures are direct purchases of property and equipment by that segment. Unallocated capital expenditures primarily consist of corporate purchases of property and equipment.

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	Fiscal Year
($ in millions)	2011	2010	2009
Operating income:
Stores	$1,095	$1,666	$1,563
Direct	343	302	252

Operating income	$1,438	$1,968	$1,815

Depreciation and amortization expense:
Stores	$533	$584	$589
Direct	59	64	66

Depreciation and amortization expense	$592	$648	$655

Purchases of property and equipment:
Stores	$362	$391	$228
Direct	70	55	42
Unallocated	116	111	64

Purchases of property and equipment	$548	$557	$334

($ in millions)	January 28, 2012	January 29, 2011
Segment assets:
Stores	$3,315	$3,264
Direct	591	545
Unallocated	3,516	3,256

Total assets	$7,422	$7,065

Long-lived assets by geographic location are as follows:

($ in millions)	January 28, 2012	January 29, 2011
U.S. (1)	$2,245	$2,312
Canada	191	178

Total North America	2,436	2,490
Other foreign	462	418

Total long-lived assets	$2,898	$2,908

(1)	U.S. includes the United States and Puerto Rico.

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales by geographic location are as follows:

	Fiscal Year
($ in millions)	2011	2010	2009
U.S. (1)	$11,368	$11,740	$11,609
Canada	1,007	988	860

Total North America	12,375	12,728	12,469
Other foreign	2,174	1,936	1,728

Total net sales	$14,549	$14,664	$14,197

(1)	U.S. includes the United States and Puerto Rico.

Note 16. Quarterly Information (Unaudited)

Selected quarterly and annual operating results are as follows:

	13 Weeks Ended				52 Weeks Ended
($ in millions except per share amounts)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012	January 28, 2012 (fiscal 2011)
Net sales	$3,295	$3,386	$3,585	$4,283	$14,549
Gross profit	$1,304	$1,251	$1,314	$1,405	$5,274
Net income	$233	$189	$193	$218	$833
Earnings per share—basic (1)	$0.40	$0.35	$0.38	$0.45	$1.57
Earnings per share—diluted (1)	$0.40	$0.35	$0.38	$0.44	$1.56

	13 Weeks Ended				52 Weeks Ended
($ in millions except per share amounts)	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011	January 29, 2011 (fiscal 2010)
Net sales	$3,329	$3,317	$3,654	$4,364	$14,664
Gross profit	$1,401	$1,314	$1,505	$1,669	$5,889
Net income	$302	$234	$303	$365	$1,204
Earnings per share—basic (1)	$0.45	$0.36	$0.49	$0.60	$1.89
Earnings per share—diluted (1)	$0.45	$0.36	$0.48	$0.60	$1.88

(1)	Earnings per share were computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

72       GAP INC. FORM 10-K

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that as of January 28, 2012, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 28, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Corporate Governance—Director Independence” in the 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2012 Proxy Statement.

74       GAP INC. FORM 10-K

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

THE GAP, INC.

Date: March 26, 2012	By	/s/ GLENN K. MURPHY
Glenn K. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2012	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2012	By	/s/ ADRIAN D. P. BELLAMY Adrian D. P. Bellamy, Director

Date: March 26, 2012	By	/s/ DOMENICO DE SOLE Domenico De Sole, Director

Date: March 26, 2012	By	/s/ ROBERT J. FISHER Robert J. Fisher, Director

Date: March 26, 2012	By	/s/ WILLIAM S. FISHER William S. Fisher, Director

Date: March 26, 2012	By	/s/ ISABELLA D. GOREN Isabella D. Goren, Director

Date: March 26, 2012	By	/s/ BOB L. MARTIN Bob L. Martin, Director

Date: March 26, 2012	By	/s/ JORGE P. MONTOYA Jorge P. Montoya, Director

Date: March 26, 2012	By	/s/ GLENN K. MURPHY Glenn K. Murphy, Director

Date: March 26, 2012	By	/s/ MAYO A. SHATTUCK III Mayo A. Shattuck III, Director

Date: March 26, 2012	By	/s/ KATHERINE TSANG Katherine Tsang, Director

Date: March 26, 2012	By	/s/ KNEELAND C. YOUNGBLOOD Kneeland C. Youngblood, Director

76       GAP INC. FORM 10-K

Exhibit Index

1.1	Underwriting Agreement, dated April 7, 2011 in connection with the offering of $1,250,000,000 aggregate principal amount of Registrant’s 5.95% Notes due 2021, filed as Exhibit 1.1 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Amended and Restated Bylaws of the Company (effective February 17, 2011), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 18, 2011, Commission File No. 1-7562.

4.1	Indenture, dated September 1, 1997, between Registrant and Harris Trust Company of California, filed as Exhibit 4 to Registrant’s Form 10-Q for the quarter ended November 1, 1997, Commission File No. 1-7562.

4.2	Indenture, dated November 21, 2001, between Registrant and The Bank of New York, filed as Exhibit 4.2 to Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002, Commission File No. 1-7562.

4.3	Indenture, dated as of April 12, 2011, by and between Registrant and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.

4.4	First Supplemental Indenture, dated as of April 12, 2011, relating to the issuance of $1,250,000,000 aggregate principal amount of Registrant’s 5.95% Notes due 2021, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.

4.5	Form of Registrant’s 5.95% Notes due 2021, included as Exhibit A to First Supplemental Indenture, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.

10.1	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and HSBC Bank USA, National Association (formerly HSBC Bank USA), as LC Issuer, filed as Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.2	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated May 18, 2007, filed as Exhibit 10.3 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.3	Letter Amendment No. 2 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated September 21, 2010, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 30, 2010, Commission File No. 1-7562.

10.4	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.5	3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.6	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.7	Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.8	Letter Agreement dated September 21, 2010 terminating the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 30, 2010, Commission File No. 1-7562.

10.9	Term Loan and Revolving Credit Agreement dated April 7, 2011, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 7, 2011, Commission File No. 1-7562. (1)

10.10	Amendment No. 1 to Term Loan and Revolving Credit Agreement dated April 25, 2011, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562. (1)

10.11	First Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 2, 2009, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.12	Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 18, 2010, Commission File No. 1-7562.

10.13	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.14	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.15	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Supplemental Deferred Compensation Plan, filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.16	Amendment to Executive Deferred Compensation Plan – Suspension of Pending Merger into Supplemental Deferred Compensation Plan, filed as Exhibit 10.30 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.17	Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.18	Deferred Compensation Plan, amended and restated effective September 1, 2011, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2011, Commission File No. 1-7562.

10.19	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.20	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.21	Second Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.33 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.22	Third Amendment to Supplemental Deferred Compensation Plan – Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.34 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.23	Fourth Amendment to Supplemental Deferred Compensation Plan – Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.24	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.25	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.26	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.27	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.28	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

78       GAP INC. FORM 10-K

10.29	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.30	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.31	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.32	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.33	1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.34	Form of Nonqualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.35	Form of Nonqualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.36	Form of Nonqualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.37	Form of Nonqualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.38	Form of Nonqualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.39	Form of Nonqualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.40	Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.41	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.42	Form of Nonqualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.43	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.44	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.45	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.46	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.47	2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.48	Form of Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.49	Form of Domestic Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.50	Form of International Nonqualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.51	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.52	Amendment, authorized as of August 20, 2008, to Nonemployee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.53	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.54	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.55	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.56	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.57	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.58	Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.59	Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.60	Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.61	Form of Nonqualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.62	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.63	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

80       GAP INC. FORM 10-K

10.64	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.65	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.66	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.67	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.68	Form of Non-qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.69	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.70	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.71	Form of Nonqualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.72	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.73	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.74	Form of Stock Unit Agreement and Stock Unit Deferral Election Form for Nonemployee Directors under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended July 29, 2006, Commission File No. 1-7562.

10.75	Form of Performance Share Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.76	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.77	Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.78	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.79	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.80	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.81	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562

10.82	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.

10.83	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.84	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.85	Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.86	Agreement with Marka Hansen dated February 16, 2007, and confirmed on February 20, 2007, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.87	Amendment to Agreement with Marka Hansen dated November 23, 2008, and confirmed on December 15, 2008, filed as Exhibit 10.94 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.88	Release signed by Marka Hansen dated February 1, 2011, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.89	Agreement with Art Peck dated August 21, 2008, and confirmed on September 2, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No, 1-7562.

10.90	Agreement with Art Peck dated January 31, 2011, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No, 1-7562.

10.91*	Amendment to Agreement with Art Peck dated November 4, 2011, and confirmed on November 15, 2011.

10.92	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.93	Amendment to Agreement with Eva Sage-Gavin dated November 23, 2008, and confirmed on November 10, 2008, filed as Exhibit 10.101 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.94*	Amendment to Agreement with Eva Sage-Gavin dated November 4, 2011, and confirmed on January 3, 2012.

10.95	Amended and Restated Employment Agreement by and between Glenn Murphy and the Company, dated December 1, 2008 and confirmed on December 1, 2008, filed as Exhibit 10.106 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.96	Modification to Amended and Restated Employment Agreement by and between Glenn Murphy and the Company dated February 9, 2009, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.97	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.98	Amendment to Agreement with Sabrina Simmons dated November 23, 2008, and confirmed on December 22, 2008, filed as Exhibit 10.110 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.99*	Amendment to Agreement with Sabrina L. Simmons dated November 4, 2011, and confirmed on January 5, 2012.

10.100	Agreement with Tom Wyatt dated August 21, 2008, and confirmed on September 25, 2008, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.101	Amendment to Agreement with Tom Wyatt dated November 23, 2008, and confirmed on December 9, 2008, filed as Exhibit 10.112 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.102*	Amendment to Agreement with Tom Wyatt dated November 4, 2011 and confirmed on November 16, 2011.

82       GAP INC. FORM 10-K

10.103*	Agreement with Tom Keiser dated November 18, 2009, and confirmed on November 20, 2009.

10.104*	Amendment to Agreement with Tom Keiser dated November 4, 2011, and confirmed on December 7, 2011.

10.105	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.106	Summary of Changes to Non-employee Director Compensation, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.107	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.108	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.109	Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel, filed as Exhibit 101 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

12*	Ratio of Earnings to Fixed Charges

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 30, 2010, Commission File No. 1-7562.

21*	Subsidiaries of Registrant

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101+	The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

*	Filed herewith

+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those section.