Form 10-Q
period 2012-04-28
GAP INC
filed 2012-06-06
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of May 29, 2012 was 489,217,615.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,972	$1,885	$2,417
Short-term investments	75	—	50
Merchandise inventory	1,591	1,615	1,713
Other current assets	807	809	690

Total current assets	4,445	4,309	4,870
Property and equipment, net of accumulated depreciation of $5,258, $5,260, and $5,111	2,521	2,523	2,559
Other long-term assets	606	590	598

Total assets	$7,572	$7,422	$8,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$59	$59	$3
Accounts payable	1,016	1,066	1,053
Accrued expenses and other current liabilities	920	998	949
Income taxes payable	59	5	85

Total current liabilities	2,054	2,128	2,090

Long-term liabilities:
Long-term debt	1,566	1,606	1,246
Lease incentives and other long-term liabilities	935	933	920

Total long-term liabilities	2,501	2,539	2,166

Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares; Issued 1,106 shares for all periods presented; Outstanding 491, 485, and 569 shares	55	55	55
Additional paid-in capital	2,804	2,867	2,865
Retained earnings	12,536	12,364	11,934
Accumulated other comprehensive income	226	229	200
Treasury stock at cost (615, 621, and 537 shares)	(12,604)	(12,760)	(11,283)

Total stockholders’ equity	3,017	2,755	3,771

Total liabilities and stockholders’ equity	$7,572	$7,422	$8,027

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	April 28, 2012	April 30, 2011
Net sales	$3,487	$3,295
Cost of goods sold and occupancy expenses	2,112	1,991

Gross profit	1,375	1,304
Operating expenses	980	918

Operating income	395	386
Interest expense	23	6
Interest income	(1)	(1)

Income before income taxes	373	381
Income taxes	140	148

Net income	$233	$233

Weighted-average number of shares - basic	489	583
Weighted-average number of shares - diluted	494	588

Earnings per share - basic	$0.48	$0.40
Earnings per share - diluted	$0.47	$0.40

Cash dividends declared and paid per share	$0.125	$0.1125

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Net income	$233	$233

Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (tax benefit) of $- and $(1)	(7)	33
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $2 and $(15)	4	(24)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $- and $4	—	6

Other comprehensive income (loss), net of tax	(3)	15

Comprehensive income	$230	$248

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$233	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144	151
Amortization of lease incentives	(21)	(22)
Share-based compensation	30	17
Tax benefit from exercise of stock options and vesting of stock units	14	9
Excess tax benefit from exercise of stock options and vesting of stock units	(15)	(10)
Non-cash and other items	(1)	16
Deferred income taxes	11	2
Changes in operating assets and liabilities:
Merchandise inventory	24	(80)
Other current assets and other long-term assets	(39)	(42)
Accounts payable	(45)	(7)
Accrued expenses and other current liabilities	(70)	(106)
Income taxes payable, net of prepaid and other tax-related items	80	36
Lease incentives and other long-term liabilities	19	34

Net cash provided by operating activities	364	231

Cash flows from investing activities:
Purchases of property and equipment	(148)	(127)
Purchases of short-term investments	(75)	—
Maturities of short-term investments	—	50
Change in other assets	(8)	(2)

Net cash used for investing activities	(231)	(79)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,246
Payments of long-term debt issuance costs	—	(11)
Payments of long-term debt	(40)	—
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	66	28
Repurchases of common stock	(22)	(518)
Excess tax benefit from exercise of stock options and vesting of stock units	15	10
Cash dividends paid	(61)	(66)

Net cash provided by (used for) financing activities	(42)	689

Effect of foreign exchange rate fluctuations on cash	(4)	15

Net increase in cash and cash equivalents	87	856
Cash and cash equivalents at beginning of period	1,885	1,561

Cash and cash equivalents at end of period	$1,972	$2,417

Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$52	$48

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$40	$1
Cash paid for income taxes during the period	$35	$94

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of April 28, 2012 and April 30, 2011, and the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 28, 2012 and April 30, 2011 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of April 28, 2012 and April 30, 2011 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2012 has been derived from our audited financial statements.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

The results of operations for the thirteen weeks ended April 28, 2012 are not necessarily indicative of the operating results that may be expected for the fifty-three-week period ending February 2, 2013.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

Note 2. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	April 28, 2012	January 28, 2012	April 30, 2011
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Other indefinite-lived intangible assets	$6	$—	$—

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(15)	(14)	(13)

Intangible assets subject to amortization, net	$—	$1	$2

All of the goodwill above has been allocated to the Direct reportable segment.

During the thirteen weeks ended April 28, 2012 and April 30, 2011, there were no changes in the carrying amount of goodwill. Amortization expense for intangible assets subject to amortization was $1 million for each of the thirteen-week periods ended April 28, 2012 and April 30, 2011 and is recorded in operating expenses in the Condensed Consolidated Statements of Income.

Note 3. Debt and Credit Facilities

Long-term debt consists of the following:

($ in millions)	April 28, 2012	January 28, 2012	April 30, 2011
Notes	$1,246	$1,246	$1,246
Term loan	360	400	—

Total long-term debt	1,606	1,646	1,246
Less: Current portion	(40)	(40)	—

Total long-term debt, less current portion	$1,566	$1,606	$1,246

In April 2012, we repaid $40 million related to our $400 million, five-year, unsecured term loan due April 2016. Repayments of $40 million are payable on April 7 of each year, with a final repayment of $240 million due on April 7, 2016.

As of April 28, 2012, January 28, 2012, and April 30, 2011, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (“the Notes”) due April 2021 was $1.27 billion, $1.19 billion, and $1.26 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The estimated fair value of the term loan was $360 million and $400 million as of April 28, 2012 and January 28, 2012, respectively. The carrying amount of the term loan approximates its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs) and our credit rating.

We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. As of April 28, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $70 million of outstanding standby letters of credit, was $430 million as of April 28, 2012.

We also have two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The 196 million Chinese yuan ($31 million as of April 28, 2012) China Facilities are scheduled to expire in September 2012. As of April 28, 2012, there were borrowings of $19 million (118 million Chinese yuan) at an interest rate of approximately 6.51 percent under the China Facilities, which are recorded in current maturities of debt in the Condensed Consolidated Balance Sheet. The net availability of the China Facilities, reflecting these borrowings and $1 million in bank guarantees related to store leases, was $11 million as of April 28, 2012.

As of January 28, 2012 and April 30, 2011, current maturities of debt in the Condensed Consolidated Balance Sheets includes borrowings under the China Facilities of $19 million and $3 million, respectively.

Note 4. Fair Value Measurements

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended April 28, 2012 or April 30, 2011. There were no transfers into or out of level 1 and level 2 during the thirteen weeks ended April 28, 2012 or April 30, 2011.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	April 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,130	$271	$859	$—
Short-term investments	75	—	75	—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	25	25	—	—

Total	$1,246	$296	$950	$—

Liabilities:
Derivative financial instruments	$11	$—	$11	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,009	$224	$785	$—
Short-term investments	—	—	—	—
Derivative financial instruments	13	—	13	—
Deferred compensation plan assets	22	22	—	—

Total	$1,044	$246	$798	$—

Liabilities:
Derivative financial instruments	$14	$—	$14	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	April 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,496	$682	$814	$—
Short-term investments	50	—	50	—
Derivative financial instruments	4	—	4	—
Deferred compensation plan assets	30	30	—	—

Total	$1,580	$712	$868	$—

Liabilities:
Derivative financial instruments	$69	$—	$69	$—

We have highly liquid investments classified as cash equivalents and short-term investments, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Money market funds of $682 million as of April 30, 2011 have been reclassified from cash to cash equivalents and are included as level 1 in the table above. This correction had no impact on the Condensed Consolidated Financial Statements for any period reported.

Derivative financial instruments primarily include foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are the Euro, British pound, Japanese yen, and Canadian dollar. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.

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

There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen weeks ended April 28, 2012 or April 30, 2011. There were no material impairment charges recorded for other long-lived assets for the thirteen weeks ended April 28, 2012 or April 30, 2011.

Note 5. Derivative Financial Instruments

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, intercompany obligations that bear foreign exchange risk, and the net assets of international subsidiaries using foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial contracts for trading purposes. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges

We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; and (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in Japanese yen and Canadian dollars received by entities whose functional currencies are U.S. dollars. We enter into foreign exchange forward contracts to hedge forecasted merchandise purchases and related costs, which generally have terms of up to 24 months. We make intercompany royalty payments on a quarterly basis, and we enter into foreign exchange forward contracts to hedge intercompany royalty payments, which generally have terms of up to 18 months.

During the thirteen weeks ended April 30, 2011, we entered into and settled treasury rate lock agreements in anticipation of issuing our 5.95 percent fixed-rate Notes of $1.25 billion in April 2011. Prior to the issuance of our Notes, we were subject to changes in interest rates, and we therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The gain related to the treasury rate lock agreements is reported as a component of other comprehensive income (“OCI”) and is recognized in income over the life of the Notes.

There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 28, 2012 or April 30, 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 28, 2012 or April 30, 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts

As of April 28, 2012, January 28, 2012, and April 30, 2011, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases and forecasted intercompany royalty payments and to buy the following notional amounts:

(notional amounts in millions)	April 28, 2012	January 28, 2012	April 30, 2011
U.S. dollars (1)	$771	$796	$1,020
British pounds	£26	£30	£47

(1)	The principal currencies hedged against changes in the U.S. dollar were the British pound, Japanese yen, and Canadian dollar.

As of April 28, 2012, January 28, 2012, and April 30, 2011, we had foreign exchange forward contracts outstanding to hedge the net assets of our Japanese subsidiary and French subsidiary in the following notional amounts:

(notional amounts in millions)	April 28, 2012	January 28, 2012	April 30, 2011
Euro	€26	€—	€—
Japanese yen	¥—	¥—	¥3,000

As of April 28, 2012, January 28, 2012, and April 30, 2011, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	April 28, 2012	January 28, 2012	April 30, 2011
U.S. dollars	$85	$77	$6
British pounds	£1	£1	£1
Japanese yen	¥2,564	¥2,564	¥5,056
Euro	€16	€16	€14

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of April 28, 2012, January 28, 2012, or April 30, 2011.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	April 28, 2012
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$9	Accrued expenses and other current liabilities	$7
Foreign exchange forward contracts	Other long-term assets	4	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		13		7

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	3	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		3		4

Total derivative instruments		$16		$11

	January 28, 2012
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$9	Accrued expenses and other current liabilities	$10
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		10		10

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	3	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		3		4

Total derivative instruments		$13		$14

	April 30, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$51
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	8

Total derivatives designated as cash flow hedges		1		59

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	3
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		2		3

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	6
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	1

Total derivatives not designated as hedging instruments		1		7

Total derivative instruments		$4		$69

Substantially all of the unrealized gains and losses from designated cash flow hedges as of April 28, 2012 will be recognized in income within the next 12 months at the then current values, which may differ from the fair values as of April 28, 2012 shown above.

See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$6	$(40)
Treasury rate lock agreements	—	1

	$6	$(39)

	Amount and Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts - Cost of goods sold and occupancy expenses	$—	$(9)
Foreign exchange forward contracts - Operating expenses	—	(1)

	$—	$(10)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$—	$—

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts - Operating expenses	$—	$(5)

For the thirteen weeks ended April 28, 2012 and April 30, 2011, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

Note 6. Share Repurchases

Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	April 28, 2012	April 30, 2011
Number of shares repurchased	0.7	24.8
Total cost	$18	$548
Average per share cost including commissions	$24.02	$22.09

Between August 2010 and November 2011, we announced that the Board of Directors authorized a total of $3.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the remaining $441 million under the November 2011 authorization as of February 23, 2012. As of April 28, 2012, there was $984 million remaining under the February 2012 authorization.

All of the share repurchases were paid for as of April 28, 2012. All except $4 million and $30 million of total share repurchases were paid for as of January 28, 2012 and April 30, 2011, respectively.

Note 7. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Stock units	$24	$12
Stock options	5	4
Employee stock purchase plan	1	1

Share-based compensation expense	30	17
Less: Income tax benefit	(11)	(6)

Share-based compensation expense, net of tax	$19	$11

Note 8. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, China, Hong Kong, Japan, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2008, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2003.

As of April 28, 2012, we do not anticipate any significant changes in total gross unrecognized tax benefits within the next 12 months.

Except where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries when we intend to utilize those earnings in foreign operations for an indefinite period of time.

Note 9. Earnings Per Share

Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	April 28, 2012	April 30, 2011
Weighted-average number of shares - basic	489	583
Common stock equivalents	5	5

Weighted-average number of shares - diluted	494	588

The above computations of weighted-average number of shares – diluted exclude 4 million and 5 million shares related to stock options and other stock awards for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, as their inclusion would have an antidilutive effect on earnings per share.

Note 10. Commitments and Contingencies

We have assigned certain store leases to third parties as of April 28, 2012. Under these arrangements, we are secondarily liable and have guaranteed the lease payments of the new lessees for the remaining portion of our original lease obligations at various dates through 2017. The maximum potential amount of future lease payments we could be required to make under these guarantees is approximately $5 million as of April 28, 2012. We recognize a liability for such guarantees when events or changes in circumstances indicate that the loss is probable and the amount of such loss can be reasonably estimated. There was no liability recorded for the guarantees as of April 28, 2012, January 28, 2012, or April 30, 2011.

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

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of April 28, 2012, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. As of April 28, 2012, January 28, 2012, and April 30, 2011, we recorded a liability for the estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The amount of liability as of April 28, 2012, January 28, 2012, and April 30, 2011 was not material for any individual Action or in total. Subsequent to April 28, 2012 and through our filing date of June 6, 2012, no information has become available that indicates a material change to our estimate is required.

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

•	Direct – The Direct reportable segment includes the results for our online brands, including Piperlime and Athleta.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended April 28, 2012	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
U.S. (1)	$757	$1,136	$484	$—	$—	$2,377	68%
Canada	73	83	45	—	—	201	6
Europe	153	—	15	18	—	186	5
Asia	223	—	30	20	—	273	8
Other regions	—	—	—	40	—	40	1

Total Stores reportable segment	1,206	1,219	574	78	—	3,077	88
Direct reportable segment (2)	110	163	48	—	89	410	12

Total	$1,316	$1,382	$622	$78	$89	$3,487	100%

Sales growth	4%	4%	7%	30%	25%	6%

($ in millions) 13 Weeks Ended April 30, 2011	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
U.S. (1)	$743	$1,097	$460	$—	$—	$2,300	70%
Canada	70	88	43	—	—	201	6
Europe	161	—	11	15	—	187	5
Asia	190	—	24	16	—	230	7
Other regions	—	—	—	29	—	29	1

Total Stores reportable segment	1,164	1,185	538	60	—	2,947	89
Direct reportable segment (2)	96	140	41	—	71	348	11

Total	$1,260	$1,325	$579	$60	$71	$3,295	100%

Sales growth (decline)	(1)%	(4)%	1%	43%	18%	(1)%

(1)	U.S. includes the United States and Puerto Rico.

(2)	Online sales shipped from distribution centers located outside the U.S. were $34 million ($22 million for Canada and $12 million for Europe) and $26 million ($18 million for Canada and $8 million for Europe) for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

(3)	Franchise sales were $78 million ($69 million for Gap and $9 million for Banana Republic) and $60 million ($53 million for Gap and $7 million for Banana Republic) for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

(4)	Net sales outside of the U.S. and Canada (including Direct and franchise) were $511 million and $454 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

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

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Total assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store assets, and prepaid expenses and receivables related to store operations. Total assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of information technology and distribution center assets, and the net book value of goodwill and trade name as a result of the acquisition of Athleta. We do not allocate corporate assets to our operating segments. Unallocated corporate assets primarily include cash and cash equivalents, short-term investments, the net book value of corporate property and equipment, and tax-related assets.

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Operating income:
Stores	$298	$304
Direct	97	82

Operating income	$395	$386

($ in millions)	April 28, 2012	January 28, 2012	April 30, 2011
Segment assets:
Stores	$3,304	$3,315	$3,402
Direct	597	591	537
Unallocated	3,671	3,516	4,088

Total assets	$7,572	$7,422	$8,027

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales by geographic location are as follows:

	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
U.S. (1)	$2,753	$2,622
Canada	223	219

Total North America	2,976	2,841
Other foreign	511	454

Total net sales	$3,487	$3,295

(1)	U.S. includes the United States and Puerto Rico.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	income recognition of unrealized gains and losses from designated cash flow hedges;

•	changes in total gross unrecognized tax benefits within the next 12 months;

•	the maximum potential amount of future lease payments;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	earnings per share for fiscal 2012;

•	improving sales with healthy merchandise margins;

•	investing in our business while maintaining discipline;

•	returning excess cash to shareholders;

•	improving comparable store sales;

•	growing revenues;

•	opening additional stores, including outlets, in Asia, Canada, and Europe;

•	continuing to open franchise stores worldwide;

•	opening additional Athleta stores;

•	the number of new store openings and store closings in fiscal 2012, including franchise stores;

•	net square footage change in fiscal 2012;

•	depreciation and amortization expense in fiscal 2012;

•	operating margin and the potential for leveraging operating expenses in fiscal 2012;

•	the effective tax rate in fiscal 2012;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations on certain asset and liability accounts;

•	capital expenditures in fiscal 2012;

•	the number of new franchise store openings in fiscal 2012;

•	dividend payments in fiscal 2012; and

•	the impact of changes in internal controls.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that adoption of new accounting pronouncements will impact future results;

•	the risk that changes in general economic conditions or consumer spending patterns could adversely impact our results of operations;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•

the risk to our business associated with global sourcing and manufacturing, including sourcing costs, events causing disruptions in product shipment, or an inability to secure sufficient manufacturing capacity;

•	the risk that our efforts to expand internationally may not be successful;

•

the risk that our franchisees will be unable to successfully open, operate, and grow their franchised stores in a manner consistent with our requirements regarding our brand identities and customer experience standards;

•

the risk that we or our franchisees will be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying or terminating leases for existing store locations effectively;

•	the risk that comparable sales and margins will experience fluctuations;

•

the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results and our ability to service our debt while maintaining other initiatives;

•	the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•	the risk that actual or anticipated cyber attacks, and other cybersecurity risks, may cause us to incur increasing costs;

•	the risk that natural disasters, public health crises, political crises, or other catastrophic events could adversely affect our operations and financial results;

•	the risk that acts or omissions by our third-party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our share repurchase program;

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; and

•	the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition, strategies, and results of operations.

Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 6, 2012, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

OUR BUSINESS

We are a leading global specialty apparel company. We offer apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate or will operate stores that sell apparel and related products under our brand names. Our products are also available to customers online in over 90 countries through Company-owned websites and using third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

OVERVIEW

Financial highlights for the first quarter of fiscal 2012 are as follows:

•

Net sales for the first quarter of fiscal 2012 increased 6 percent to $3.5 billion compared with $3.3 billion for the first quarter of fiscal 2011. Comparable sales for the first quarter of fiscal 2012, which include the associated comparable online sales, increased 4 percent compared with a 3 percent decrease for the first quarter of fiscal 2011.

•

Direct net sales for the first quarter of fiscal 2012 increased 18 percent to $410 million compared with $348 million for the first quarter of fiscal 2011. Our Direct reportable segment includes sales for each of our online brands.

•

Net sales outside of the U.S. and Canada (including Direct and franchise) increased 13 percent to $511 million for the first quarter of fiscal 2012 compared with $454 million for the first quarter of fiscal 2011.

•

Gross profit for the first quarter of fiscal 2012 was $1.4 billion compared with $1.3 billion for the first quarter of fiscal 2011. Gross margin for the first quarter of fiscal 2012 was 39.4 percent compared with 39.6 percent for the first quarter of fiscal 2011.

•	Operating expenses for the first quarter of fiscal 2012 were $980 million compared with $918 million for the first quarter of fiscal 2011 and increased 0.2 percent as a percentage of net sales.

•

Net income for the first quarter of fiscal 2012 was $233 million, which was flat compared with $233 million for the first quarter of fiscal 2011; however, diluted earnings per share increased 18 percent to $0.47 for the first quarter of fiscal 2012 compared with $0.40 for the first quarter of fiscal 2011, driven primarily by our share repurchase activities throughout fiscal 2011. For fiscal 2012, we expect diluted earnings per share to be in the range of $1.78 to $1.83.

•

During the first quarter of fiscal 2012, we generated free cash flow of $216 million compared with free cash flow of $104 million during the first quarter of fiscal 2011. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Our full year business and financial priorities for fiscal 2012 remain as follows:

•	improve sales with healthy merchandise margins;

•	invest in our business while maintaining discipline; and

•	return excess cash to shareholders.

As we focus on improving comparable store sales in fiscal 2012, we also plan to grow revenues through the following:

•	opening additional stores, many of which will be outlets, in Asia, Canada, and Europe;

•	continuing to open franchise stores worldwide; and

•	opening additional Athleta stores.

RESULTS OF OPERATIONS

Net Sales

Net sales primarily consist of retail sales, online sales, and franchise revenues.

See Item 1, Financial Statements, Note 11 of Notes to Condensed Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Sales

The percentage change in comparable (“Comp”) sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Gap North America	5%	(3)%
Old Navy North America	4%	(2)%
Banana Republic North America	5%	(1)%
International	(4)%	(6)%
The Gap, Inc.	4%	(3)%

The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Gap North America	4%	(5)%
Old Navy North America	2%	(5)%
Banana Republic North America	4%	(2)%
International	(5)%	(8)%
The Gap, Inc.	2%	(5)%

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

A store is included in the Comp sales calculations when it has been open for at least one year and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp sales calculations until the first day they have comparable prior year sales.

A store is considered non-comparable (“Non-comp”) when it has been open for less than one year or has changed its selling square footage by 15 percent or more within the past year.

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

Comparable online sales include sales through online channels and are reported based on the location of the distribution center.

Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales per average square foot (1)	$81	$76

(1)	Excludes net sales associated with our online, catalog, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2012	13 Weeks Ended April 28, 2012		April 28, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	5	26	1,022	10.5
Gap Europe	193	—	1	192	1.7
Gap Asia	152	11	2	161	1.6
Old Navy North America	1,016	6	8	1,014	17.9
Banana Republic North America	581	6	3	584	4.9
Banana Republic Asia	31	3	2	32	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	1	—	11	—

Company-operated stores total	3,036	32	42	3,026	36.9
Franchise	227	22	5	244	N/A

Total	3,263	54	47	3,270	36.9

Increase (decrease) over prior year				0.8%	(2.4)%

	January 29, 2011	13 Weeks Ended April 30, 2011		April 30, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	2	9	1,104	11.1
Gap Europe	184	3	3	184	1.6
Gap Asia	135	4	1	138	1.3
Old Navy North America	1,027	6	12	1,021	18.6
Banana Republic North America	576	—	—	576	4.9
Banana Republic Asia	29	—	1	28	0.2
Banana Republic Europe	5	2	—	7	0.1
Athleta North America	1	—	—	1	—

Company-operated stores total	3,068	17	26	3,059	37.8
Franchise	178	8	—	186	N/A

Total	3,246	25	26	3,245	37.8

Increase (decrease) over prior year				0.4%	(2.3)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa.

In fiscal 2012, we expect to open about 160 new Company-operated store locations (about 130 net of repositions) and close about 145 Company-operated store locations (about 115 net of repositions). Through downsizes, we expect net square footage for Company-operated stores to decrease about 1 percent at the end of fiscal 2012 compared with the end of fiscal 2011. We expect our franchisees to open about 50 to 75 new franchise stores in fiscal 2012.

Net Sales

Our net sales for the first quarter of fiscal 2012 increased $192 million, or 6 percent, compared with the prior year comparable period due to an increase in net sales of $130 million related to our Stores reportable segment and an increase in net sales of $62 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the first quarter of fiscal 2012 increased $130 million, or 4 percent, compared with the prior year comparable period. The increase was primarily due to higher net sales across all brands and for franchise for the first quarter of fiscal 2012 compared with the prior year comparable period.

•

For the Direct reportable segment, our net sales for the first quarter of fiscal 2012 increased $62 million, or 18 percent, compared with the prior year comparable period. The increase was due to the growth in our online business across all brands.

In the first quarter of fiscal 2012, our net sales for the U.S. and Canada (including Direct) were $3.0 billion, an increase of $135 million or 5 percent compared with $2.8 billion for the prior year comparable period. In the first quarter of fiscal 2012, our net sales outside of the U.S. and Canada (including Direct and franchise) were $511 million, an increase of $57 million or 13 percent compared with $454 million for the prior year comparable period.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Cost of goods sold and occupancy expenses	$2,112	$1,991
Gross profit	$1,375	$1,304
Cost of goods sold and occupancy expenses as a percentage of net sales	60.6%	60.4%
Gross margin	39.4%	39.6%

Cost of goods sold and occupancy expenses as a percentage of net sales increased 0.2 percent in the first quarter of fiscal 2012 compared with the prior year comparable period.

•

Cost of goods sold increased 1.5 percent as a percentage of net sales in the first quarter of fiscal 2012 compared with the prior year comparable period. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased cost of merchandise primarily due to higher cotton prices.

•

Occupancy expenses decreased 1.3 percent as a percentage of net sales in the first quarter of fiscal 2012 compared with the prior year comparable period. The decrease in occupancy expenses as a percentage of net sales was primarily driven by higher net sales without a corresponding increase in occupancy expenses.

Operating Expenses

	13 Weeks Ended
	April 28,	April 30,
($ in millions)	2012	2011
Operating expenses	$980	$918
Operating expenses as a percentage of net sales	28.1%	27.9%
Operating margin	11.3%	11.7%

Operating expenses increased $62 million, or 0.2 percent as a percentage of net sales, in the first quarter of fiscal 2012 compared with the prior year comparable period. The increase in operating expenses was primarily due to higher marketing expenses, driven primarily by more investment in customer relationship marketing and Gap brand marketing, and higher store payroll expenses. Given our plans to invest prudently in growth initiatives and our domestic business, it is unlikely that we will leverage operating expenses for fiscal 2012.

For fiscal 2012, we expect operating margin to be about 10 percent.

Interest Expense

	13 Weeks Ended
	April 28,	April 30,
($ in millions)	2012	2011
Interest expense	$23	$6

The increase in interest expense for the first quarter of fiscal 2012 compared with the prior year comparable period was primarily due to the incremental interest expense related to our $1.25 billion long-term debt, which was issued in April 2011, and $400 million term loan, which was funded in May 2011.

Income Taxes

	13 Weeks Ended
	April 28,	April 30,
($ in millions)	2012	2011
Income taxes	$140	$148
Effective tax rate	37.5%	38.8%

The decrease in the effective tax rate for the first quarter of fiscal 2012 compared with the prior year comparable period was primarily due to favorable reassessments of tax positions during the first quarter of fiscal 2012.

We currently expect the fiscal 2012 effective tax rate to be about 39.5 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES

Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes.

As of April 28, 2012, cash and cash equivalents and short-term investments were $2.0 billion. As of April 28, 2012, the majority of our cash and cash equivalents was held in the U.S. and is generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the first quarter of fiscal 2012 increased $133 million compared with the prior year comparable period, primarily due to the following:

•

a decrease in merchandise inventory balances from the end of fiscal 2011 to the end of the first quarter of fiscal 2012 compared with an increase in merchandise inventory balances from the end of fiscal 2010 to the end of the first quarter of fiscal 2011; and

•	a decrease in income tax payments in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.

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

For fiscal 2012, we expect depreciation and amortization expense, net of amortization of lease incentives, to be about $475 million.

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first quarter of fiscal 2012 increased $152 million compared with the prior year comparable period, primarily due to the following:

•	$75 million of purchases of short-term investments in the first quarter of fiscal 2012 compared with $50 million of maturities of short-term investments in the first quarter of fiscal 2011; and

•	$21 million more purchases of property and equipment in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.

For fiscal 2012, we expect capital expenditures to be about $600 million.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of dividend payments, repayments of long-term debt, and repurchases of our common stock. Cash inflows primarily consist of proceeds from the issuance of debt and proceeds from issuances under share-based compensation plans, net of withholding tax payments. In the first quarter of fiscal 2012, we used $42 million of cash for financing activities compared with a cash inflow of $689 million in the prior year comparable period. The change was primarily due to the following:

•	$1.25 billion of proceeds from our issuance of long-term debt in the first quarter of fiscal 2011; partially offset by

•	$496 million less repurchases of common stock in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	April 28, 2012	April 30, 2011
Net cash provided by operating activities	$364	$231
Less: Purchases of property and equipment	(148)	(127)

Free cash flow	$216	$104

Long-Term Debt

Long-term debt as of April 28, 2012 consists of the following:

($ in millions)
Notes	$1,246
Term loan	360

Total long-term debt	1,606
Less: Current portion	(40)

Total long-term debt, less current portion	$1,566

Our $1.25 billion aggregate principal amount of 5.95 percent Notes are due April 2021. For our $400 million, five-year, unsecured term loan due April 2016, repayments of $40 million are payable on April 7 of each year, with a final repayment of $240 million due on April 7, 2016. In April 2012, we repaid $40 million related to our $400 million term loan.

Credit Facilities

We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. As of April 28, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $70 million of outstanding standby letters of credit, was $430 million as of April 28, 2012.

We also have two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The 196 million Chinese yuan ($31 million as of April 28, 2012) China Facilities are scheduled to expire in September 2012. As of April 28, 2012, there were borrowings of $19 million (118 million Chinese yuan) at an interest rate of approximately 6.51 percent under the China Facilities. The net availability of the China Facilities, reflecting these borrowings and $1 million in bank guarantees related to store leases, was $11 million as of April 28, 2012.

As of April 28, 2012, we also had a $100 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2012. As of April 28, 2012, we had no material trade letters of credit issued under this letter of credit agreement.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.125 per share and $0.1125 per share during the first quarters of fiscal 2012 and 2011, respectively. Including the dividend paid in the first quarter of fiscal 2012, we intend to pay an annual dividend per share of $0.50 for fiscal 2012, which is an increase of 11 percent compared with $0.45 for fiscal 2011.

Share Repurchases

Between August 2010 and November 2011, we announced that the Board of Directors authorized a total of $3.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the $441 million remaining under the November 2011 authorization as of February 23, 2012. As of April 28, 2012, there was $984 million remaining under the February 2012 authorization.

During the first quarter of fiscal 2012, we repurchased approximately 0.7 million shares for $18 million, including commissions, at an average price per share of $24.02.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 28, 2012, other than those which occur in the normal course of business. See Item 1, Financial Statements, Note 10 of Notes to Condensed Consolidated Financial Statements for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our market risk profile as of April 28, 2012 has not significantly changed since January 28, 2012. Our market risk profile as of January 28, 2012 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our financial results.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 28, 2012 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (January 29 - February 25)	75,677	$18.68	75,677	$1,000
Month #2 (February 26 - March 31)	650,685	$24.64	650,685	$984
Month #3 (April 1 - April 28)	—	$—	—	$984

Total	726,362	$24.02	726,362

(1)	On November 17, 2011, we announced that our Board of Directors approved $500 million for share repurchases. On February 23, 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the $441 million remaining under the November 2011 authorization as of that day. This authorization has no expiration date.

Item 5.	Other Information.

On May 31, 2012, we entered into agreements with Sabrina Simmons, Art Peck, and Tom Keiser, each of whom was a named executive officer in the Proxy Statement for our 2012 Annual Meeting of Shareholders. In addition, we entered into agreements with our executive officers Michelle Banks, Colin Funnell, and Eva Sage-Gavin on May 23, 2012, June 3, 2012, and May 24, 2012, respectively. Each of these six agreements with our executive officers is referred to in this Item 5 as an “Agreement.” Each Agreement provides for the following post-termination benefits in the event that the executive is involuntarily terminated by the Company for reasons other than For Cause (as defined in the Agreement) prior to February 13, 2015:

1)	The executive’s then current salary for eighteen months (the “severance period”). Payments will cease if the executive accepts other employment or professional relationship with a competitor of the Company (defined as another company primarily engaged in the apparel design or apparel retail business or any retailer with apparel sales in excess of $500 million annually), or if the executive breaches his or her remaining obligations to the Company (e.g., duty to protect confidential information, agreement not to solicit Company employees). Payments will be reduced by any compensation the executive receives during the severance period from other employment or professional relationship with a non-competitor.

2)	Should the executive elect to continue health coverage through COBRA, reimbursement for a portion of the COBRA premium during the period in which the executive is receiving payments under paragraph (1) above.

3)	During the period in which the executive is receiving payments under paragraph (1) above, reimbursement for his or her costs to maintain the financial counseling program the Company provides to senior executives.

4)	A prorated annual bonus for the fiscal year in which the executive’s termination occurs, on the condition that the executive has worked at least 3 months of that fiscal year, based on actual financial results and a deemed 100% achievement level for any individual performance component of that bonus.

5)	Accelerated vesting (but not settlement) of any stock units and performance shares that remain subject only to time-based vesting conditions (i.e., excluding any performance shares that remain subject to performance-based vesting conditions), and that are scheduled to vest prior to April 1 in the fiscal year following the fiscal year of termination.

The Agreements supersede any and all prior agreements between the Company and the executives related to such post-termination or severance benefits. The above description of the Agreements is a summary and is qualified in its entirety by reference to the Agreements, which are attached hereto as Exhibits 10.3 through 10.8.

Item 6.	Exhibits.

10.1	Agreement with Tom Keiser, filed as Exhibit 10.103 to Registrant’s Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.
10.2	Amendment to Agreement with Tom Keiser, filed as Exhibit 10.104 to Registrant’s Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.
10.3*	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012.
10.4*	Agreement for Post-Termination Benefits with Art Peck dated May 31, 2012.
10.5*	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012.
10.6*	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012.
10.7*	Agreement for Post-Termination Benefits with Colin Funnell dated June 3, 2012.
10.8*	Agreement for Post-Termination Benefits with Eva Sage-Gavin dated May 24, 2012.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: June 6, 2012	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: June 6, 2012	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Agreement with Tom Keiser, filed as Exhibit 10.103 to Registrant’s Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.
10.2	Amendment to Agreement with Tom Keiser, filed as Exhibit 10.104 to Registrant’s Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.
10.3*	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012.
10.4*	Agreement for Post-Termination Benefits with Art Peck dated May 31, 2012.
10.5*	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012.
10.6*	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012.
10.7*	Agreement for Post-Termination Benefits with Colin Funnell dated June 3, 2012.
10.8*	Agreement for Post-Termination Benefits with Eva Sage-Gavin dated May 24, 2012.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.