Form 10-Q
period 2012-07-28
GAP INC
filed 2012-08-31
CIK 39911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Yes  ☐    No  ☑

The number of shares of the registrant’s common stock outstanding as of August 20, 2012 was 480,935,170.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ and shares in millions except par value)	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,039	$1,885	$2,104
Short-term investments	75	—	75
Merchandise inventory	1,668	1,615	1,750
Other current assets	758	809	752

Total current assets	4,540	4,309	4,681
Property and equipment, net of accumulated depreciation of $5,297, $5,260, and $5,166	2,521	2,523	2,560
Other long-term assets	600	590	565

Total assets	$7,661	$7,422	$7,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$48	$59	$43
Accounts payable	1,201	1,066	1,161
Accrued expenses and other current liabilities	977	998	952
Income taxes payable	12	5	2

Total current liabilities	2,238	2,128	2,158

Long-term liabilities:
Long-term debt	1,566	1,606	1,606
Lease incentives and other long-term liabilities	959	933	918

Total long-term liabilities	2,525	2,539	2,524

Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares and Issued 1,106 shares for all periods presented; Outstanding 479, 485, and 527 shares	55	55	55
Additional paid-in capital	2,816	2,867	2,874
Retained earnings	12,719	12,364	12,063
Accumulated other comprehensive income	224	229	214
Treasury stock at cost (627, 621, and 579 shares)	(12,916)	(12,760)	(12,082)

Total stockholders’ equity	2,898	2,755	3,124

Total liabilities and stockholders’ equity	$7,661	$7,422	$7,806

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$3,575	$3,386	$7,062	$6,681
Cost of goods sold and occupancy expenses	2,148	2,135	4,260	4,126

Gross profit	1,427	1,251	2,802	2,555
Operating expenses	1,002	917	1,982	1,835

Operating income	425	334	820	720
Interest expense	22	22	45	28
Interest income	(2)	(1)	(3)	(2)

Income before income taxes	405	313	778	694
Income taxes	162	124	302	272

Net income	$243	$189	$476	$422

Weighted-average number of shares - basic	486	542	487	562
Weighted-average number of shares - diluted	491	545	493	567

Earnings per share - basic	$0.50	$0.35	$0.98	$0.75
Earnings per share - diluted	$0.49	$0.35	$0.97	$0.74

Cash dividends declared and paid per share	$0.125	$0.1125	$0.250	$0.225

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$243	$189	$476	$422

Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)	14	(9)	47
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $1, $(6), $3, and $(21)	1	(8)	5	(32)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $-, $6, $-, and $10	(1)	8	(1)	14

Other comprehensive income (loss), net of tax	(2)	14	(5)	29

Comprehensive income	$241	$203	$471	$451

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$476	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	296
Amortization of lease incentives	(40)	(41)
Share-based compensation	53	34
Tax benefit from exercise of stock options and vesting of stock units	16	10
Excess tax benefit from exercise of stock options and vesting of stock units	(17)	(11)
Non-cash and other items	2	33
Deferred income taxes	2	51
Changes in operating assets and liabilities:
Merchandise inventory	(56)	(115)
Other current assets and other long-term assets	60	2
Accounts payable	142	98
Accrued expenses and other current liabilities	(13)	(98)
Income taxes payable, net of prepaid and other tax-related items	(5)	(178)
Lease incentives and other long-term liabilities	65	56

Net cash provided by operating activities	970	559

Cash flows from investing activities:
Purchases of property and equipment	(297)	(261)
Purchases of short-term investments	(125)	(50)
Maturities of short-term investments	50	75
Change in other assets	(6)	(3)

Net cash used for investing activities	(378)	(239)

Cash flows from financing activities:
Payments of short-term debt	(11)	—
Proceeds from issuance of long-term debt	—	1,646
Payments of long-term debt issuance costs	—	(11)
Payments of long-term debt	(40)	—
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	91	40
Repurchases of common stock	(369)	(1,360)
Excess tax benefit from exercise of stock options and vesting of stock units	17	11
Cash dividends paid	(121)	(126)

Net cash provided by (used for) financing activities	(433)	200

Effect of foreign exchange rate fluctuations on cash	(5)	23

Net increase in cash and cash equivalents	154	543
Cash and cash equivalents at beginning of period	1,885	1,561

Cash and cash equivalents at end of period	$2,039	$2,104

Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$52	$56

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$42	$2
Cash paid for income taxes during the period	$288	$386

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The Condensed Consolidated Balance Sheets as of July 28, 2012 and July 30, 2011, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of July 28, 2012 and July 30, 2011 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2012 has been derived from our audited financial statements.

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

The results of operations for the thirteen and twenty-six weeks ended July 28, 2012 are not necessarily indicative of the operating results that may be expected for the fifty-three-week period ending February 2, 2013.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

Beginning in the fiscal period ended October 29, 2011, we included short-term debt in current maturities of debt in the Condensed Consolidated Balance Sheets. Accordingly, short-term debt of $3 million that was included in accrued expenses and other current liabilities as of July 30, 2011 has been included in current maturities of debt to conform to the current period presentation.

Note 2. Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued an accounting standards update (“ASU”) to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	July 28, 2012	January 28, 2012	July 30, 2011
Goodwill	$99	$99	$99

Trade name	$54	$54	$54

Other indefinite-lived intangible assets	$6	$—	$—

Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(15)	(14)	(14)

Intangible assets subject to amortization, net	$—	$1	$1

During the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, there were no changes in the carrying amount of goodwill, which is allocated to the Direct reportable segment. The intangible assets subject to amortization were fully amortized in the thirteen weeks ended April 28, 2012 and as such, there was no amortization expense for intangible assets subject to amortization for the thirteen weeks ended July 28, 2012. Amortization expense for intangible assets subject to amortization was $1 million for the thirteen weeks ended July 30, 2011 and $1 million and $2 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. Amortization expense for intangible assets subject to amortization is recorded in operating expenses in the Condensed Consolidated Statements of Income.

Note 4. Debt and Credit Facilities

Long-term debt consists of the following:

($ in millions)	July 28, 2012	January 28, 2012	July 30, 2011
Notes	$1,246	$1,246	$1,246
Term loan	360	400	400

Total long-term debt	1,606	1,646	1,646
Less: Current portion	(40)	(40)	(40)

Total long-term debt, less current portion	$1,566	$1,606	$1,606

As of July 28, 2012, January 28, 2012, and July 30, 2011, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (“the Notes”) due April 2021 was $1.32 billion, $1.19 billion, and $1.23 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. In April 2012, we repaid $40 million related to our $400 million, five-year, unsecured term loan due April 2016. Repayments of $40 million are due in April of each year, with a final repayment of $240 million due in April 2016. The estimated fair value of the term loan was $360 million, $400 million, and $400 million as of July 28, 2012, January 28, 2012, and July 30, 2011, respectively. The carrying amount of the term loan approximates its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs) and our credit rating.

In August 2012, we notified our lenders of our intent to repay the remaining $360 million balance of the term loan in the fiscal period ending October 27, 2012.

We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. As of July 28, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $69 million of outstanding standby letters of credit, was $431 million as of July 28, 2012.

We also have two separate agreements that make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The 196 million Chinese yuan ($31 million as of July 28, 2012) China Facilities are scheduled to expire in September 2012 and we expect to renew under substantially similar terms. As of July 28, 2012, there were borrowings of $8 million (50 million Chinese yuan) at an interest rate of approximately 6.13 percent under the China Facilities, which are recorded in current maturities of debt in the Condensed Consolidated Balance Sheet. The net availability of the China Facilities, reflecting these borrowings and $2 million in bank guarantees related to store leases, was $21 million as of July 28, 2012.

As of January 28, 2012, and July 30, 2011, current maturities of debt in the Condensed Consolidated Balance Sheets includes borrowings under the China Facilities of $19 million and $3 million, respectively.

As of July 28, 2012, we had a $100 million, two-year, unsecured committed letter of credit agreement that was set to expire in September 2012. In August 2012, we renewed the terms of the letter of credit agreement to extend the expiration date to September 2014 and reduce the amount of the letter of credit agreement to $50 million. As of July 28, 2012, we had no material trade letters of credit issued under the then-existing $100 million letter of credit agreement.

Note 5. Fair Value Measurements

There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended July 28, 2012 or July 30, 2011. There were no transfers into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended July 28, 2012 or July 30, 2011.

Financial Assets and Liabilities

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,027	$216	$811	$—
Short-term investments	75	—	75	—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	25	25	—	—

Total	$1,143	$241	$902	$—

Liabilities:
Derivative financial instruments	$9	$—	$9	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,009	$224	$785	$—
Short-term investments	—	—	—	—
Derivative financial instruments	13	—	13	—
Deferred compensation plan assets	22	22	—	—

Total	$1,044	$246	$798	$—

Liabilities:
Derivative financial instruments	$14	$—	$14	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,169	$211	$958	$—
Short-term investments	75	—	75	—
Derivative financial instruments	2	—	2	—
Deferred compensation plan assets	25	25	—	—

Total	$1,271	$236	$1,035	$—

Liabilities:
Derivative financial instruments	$68	$—	$68	$—

We have highly liquid investments classified as cash equivalents and short-term investments, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Money market funds of $211 million as of July 30, 2011 have been reclassified from cash to cash equivalents and are included as level 1 measurements in the table above. This correction had no impact on the Condensed Consolidated Financial Statements for any period reported.

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

There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended July 28, 2012 or July 30, 2011. There were no material impairment charges recorded for other long-lived assets for the thirteen and twenty-six weeks ended July 28, 2012 or July 30, 2011.

Note 6. Derivative Financial Instruments

We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a significant portion of forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, forecasted intercompany revenue transactions, intercompany obligations that bear foreign exchange risk, and the net assets of international subsidiaries using foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial contracts for trading purposes. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges

We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in Japanese yen and Canadian dollars received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies of Euro and British pounds. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 18 months.

During the thirteen weeks ended April 30, 2011, we entered into and settled treasury rate lock agreements in anticipation of issuing the 5.95 percent fixed-rate Notes of $1.25 billion in April 2011. Prior to the issuance of the Notes, we were subject to changes in interest rates, and we therefore locked into fixed-rate coupons to hedge against the interest rate fluctuations. The gain related to the treasury rate lock agreements is reported as a component of other comprehensive income (“OCI”) and is recognized in income over the life of the Notes.

There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 28, 2012 or July 30, 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges

We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 28, 2012 or July 30, 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts

As of July 28, 2012, January 28, 2012, and July 30, 2011, we had foreign exchange forward contracts outstanding to sell various currencies related to our forecasted merchandise purchases, forecasted intercompany royalty payments, and forecasted intercompany revenue transactions and to buy the following notional amounts:

(notional amounts in millions)	July 28, 2012	January 28, 2012	July 30, 2011
U.S. dollars (1)	$1,112	$796	$1,081
British pounds	£19	£30	£43

(1)	The principal currencies hedged against changes in the U.S. dollar were the Euro, British pound, Japanese yen, and Canadian dollar.

As of July 28, 2012, January 28, 2012, and July 30, 2011, we had foreign exchange forward contracts outstanding to hedge the net assets of our French subsidiary and our Japanese subsidiary in the following notional amounts:

(notional amounts in millions)	July 28, 2012	January 28, 2012	July 30, 2011
Euro	€26	€—	€—
Japanese yen	¥—	¥—	¥3,000

As of July 28, 2012, January 28, 2012, and July 30, 2011, we had foreign exchange forward contracts outstanding to buy the following currencies related to our intercompany balances that bear foreign exchange risk:

(notional amounts in millions)	July 28, 2012	January 28, 2012	July 30, 2011
U.S. dollars	$84	$77	$7
British pounds	£1	£1	£1
Japanese yen	¥945	¥2,564	¥3,238
Euro	€—	€16	€—

Contingent Features

We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of July 28, 2012, January 28, 2012, or July 30, 2011.

Quantitative Disclosures about Derivative Financial Instruments

The fair values of asset and liability derivative financial instruments are as follows:

	July 28, 2012
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$11	Accrued expenses and other current liabilities	$5
Foreign exchange forward contracts	Other long-term assets	2	Lease incentives and other long-term liabilities	3

Total derivatives designated as cash flow hedges		13		8

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	1	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		1		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	1
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		1

Total derivative instruments		$16		$9

	January 28, 2012
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$9	Accrued expenses and other current liabilities	$10
Foreign exchange forward contracts	Other long-term assets	1	Lease incentives and other long-term liabilities	—

Total derivatives designated as cash flow hedges		10		10

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	—
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	3	Accrued expenses and other current liabilities	4
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		3		4

Total derivative instruments		$13		$14

	July 30, 2011
	Asset Derivatives		Liability Derivatives
($ in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Foreign exchange forward contracts	Other current assets	$—	Accrued expenses and other current liabilities	$49
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	9

Total derivatives designated as cash flow hedges		—		58

Derivatives designated as net investment hedges:
Foreign exchange forward contracts	Other current assets	—	Accrued expenses and other current liabilities	3
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives designated as net investment hedges		—		3

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	2	Accrued expenses and other current liabilities	7
Foreign exchange forward contracts	Other long-term assets	—	Lease incentives and other long-term liabilities	—

Total derivatives not designated as hedging instruments		2		7

Total derivative instruments		$2		$68

Substantially all of the unrealized gains and losses from designated cash flow hedges as of July 28, 2012 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of July 28, 2012 shown above.

See Note 5 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effects of derivative financial instruments on OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts	$2	$(14)	$8	$(54)
Treasury rate lock agreements	—	—	—	1

	$2	$(14)	$8	$(53)

	Amount and Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Derivatives in cash flow hedging relationships:
Foreign exchange forward contracts - Cost of goods sold and occupancy expenses	$1	$(12)	$1	$(21)
Foreign exchange forward contracts - Operating expenses	—	(2)	—	(3)

	$1	$(14)	$1	$(24)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Derivatives in net investment hedging relationships:
Foreign exchange forward contracts	$3	$(2)	$3	$(2)

	Amount and Location of Gain (Loss) Recognized in Income on Derivatives
	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts - Operating expenses	$4	$3	$4	$(2)

For the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, there were no amounts of gain or loss reclassified from OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.

Note 7. Share Repurchases

Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Number of shares repurchased	13.1	42.5	13.8	67.3
Total cost	$349	$820	$367	$1,368
Average per share cost including commissions	$26.65	$19.31	$26.51	$20.33

Between August 2010 and November 2011, we announced that the Board of Directors authorized a total of $3.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the remaining $441 million under the November 2011 authorization as of February 23, 2012. As of July 28, 2012, there was $635 million remaining under the February 2012 authorization.

All except $2 million, $4 million, and $8 million of total share repurchases were paid for as of July 28, 2012, January 28, 2012, and July 30, 2011, respectively.

Note 8. Share-Based Compensation

Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock units	$19	$12	$43	$24
Stock options	3	4	8	8
Employee stock purchase plan	1	1	2	2

Share-based compensation expense	23	17	53	34
Less: Income tax benefit	(9)	(7)	(20)	(13)

Share-based compensation expense, net of tax	$14	$10	$33	$21

Note 9. Income Taxes

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, China, Hong Kong, Japan, the United Kingdom, and India. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2008, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2003.

As of July 28, 2012, we do not anticipate any significant changes in total gross unrecognized tax benefits within the next 12 months.

Except where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries when we intend to utilize those earnings in foreign operations for an indefinite period of time.

Note 10. Earnings Per Share

Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Weighted-average number of shares - basic	486	542	487	562
Common stock equivalents	5	3	6	5

Weighted-average number of shares - diluted	491	545	493	567

The above computations of weighted-average number of shares – diluted exclude 2 million and 13 million shares related to stock options and other stock awards for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and 2 million and 10 million shares related to stock options and other stock awards for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

Note 11. Commitments and Contingencies

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of July 28, 2012, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief or both. Actions are in various procedural stages and some are covered in part by insurance. As of July 28, 2012, January 28, 2012, and July 30, 2011, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of July 28, 2012, January 28, 2012, and July 30, 2011 was not material for any individual Action or in total. Subsequent to July 28, 2012 and through our filing date of August 31, 2012, no information has become available that indicates a material change to our estimate is required.

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

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements, and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated, and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for such indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial position, results of operations, or cash flows taken as a whole.

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

•	Direct – The Direct reportable segment includes the results for our online brands, including Piperlime and Athleta.

Net sales by brand, region, and reportable segment are as follows:

($ in millions) 13 Weeks Ended July 28, 2012	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
U.S. (1)	$756	$1,156	$517	$—	$—	$2,429	68%
Canada	78	95	47	—	—	220	6
Europe	156	—	17	15	—	188	5
Asia	248	2	39	20	—	309	9
Other regions	—	—	—	45	—	45	1

Total Stores reportable segment	1,238	1,253	620	80	—	3,191	89
Direct reportable segment (2)	96	138	50	—	100	384	11

Total	$1,334	$1,391	$670	$80	$100	$3,575	100%

Sales growth	4%	3%	9%	25%	37%	6%

($ in millions) 13 Weeks Ended July 30, 2011	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
U.S. (1)	$734	$1,133	$489	$—	$—	$2,356	70%
Canada	76	95	43	—	—	214	6
Europe	169	—	13	16	—	198	6
Asia	226	—	35	19	—	280	8
Other regions	—	—	—	29	—	29	1

Total Stores reportable segment	1,205	1,228	580	64	—	3,077	91
Direct reportable segment (2)	77	122	37	—	73	309	9

Total	$1,282	$1,350	$617	$64	$73	$3,386	100%

Sales growth	2%	—%	2%	52%	20%	2%

($ in millions) 26 Weeks Ended July 28, 2012	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
U.S. (1)	$1,513	$2,292	$1,001	$—	$—	$4,806	68%
Canada	151	178	92	—	—	421	6
Europe	309	—	32	33	—	374	6
Asia	471	2	69	40	—	582	8
Other regions	—	—	—	85	—	85	1

Total Stores reportable segment	2,444	2,472	1,194	158	—	6,268	89
Direct reportable segment (2)	206	301	98	—	189	794	11

Total	$2,650	$2,773	$1,292	$158	$189	$7,062	100%

Sales growth	4%	4%	8%	27%	31%	6%

($ in millions) 26 Weeks Ended July 30, 2011	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
U.S. (1)	$1,477	$2,230	$949	$—	$—	$4,656	70%
Canada	146	183	86	—	—	415	6
Europe	330	—	24	31	—	385	6
Asia	416	—	59	35	—	510	7
Other regions	—	—	—	58	—	58	1

Total Stores reportable segment	2,369	2,413	1,118	124	—	6,024	90
Direct reportable segment (2)	173	262	78	—	144	657	10

Total	$2,542	$2,675	$1,196	$124	$144	$6,681	100%

Sales growth (decline)	—%	(2)%	1%	48%	19%	1%

(1)	U.S. includes the United States and Puerto Rico.

(2)	Online sales shipped from distribution centers located outside the U.S. were $30 million ($21 million for Canada and $9 million for Europe) and $24 million ($16 million for Canada and $8 million for Europe) for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Online sales shipped from distribution centers located outside the U.S. were $64 million ($43 million for Canada and $21 million for Europe) and $50 million ($34 million for Canada and $16 million for Europe) for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

(3)	Franchise sales were $80 million ($70 million for Gap and $10 million for Banana Republic) and $64 million ($55 million for Gap and $9 million for Banana Republic) for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Franchise sales were $158 million ($139 million for Gap and $19 million for Banana Republic) and $124 million ($108 million for Gap and $16 million for Banana Republic) for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

(4)	Net sales outside of the U.S. and Canada (including Direct and franchise) were $551 million and $515 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Net sales outside of the U.S. and Canada (including Direct and franchise) were $1.1 billion and $969 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.

Gap and Banana Republic outlet retail sales are reflected within the respective results of each brand.

Financial Information for Reportable Segments

Operating income is a primary measure of profit we use to make decisions on allocating resources to our operating segments and to assess the operating performance of each operating segment. It is defined as income before interest expense, interest income, and income taxes. Corporate expenses are allocated to each operating segment and recorded in operating income on a rational and systematic basis.

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

Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Operating income:
Stores	$342	$277	$640	$581
Direct	83	57	180	139

Operating income	$425	$334	$820	$720

($ in millions)	July 28, 2012	January 28, 2012	July 30, 2011
Segment Assets:
Stores	$3,223	$3,315	$3,350
Direct	651	591	591
Unallocated	3,787	3,516	3,865

Total assets	$7,661	$7,422	$7,806

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales by geographic location are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
U.S. (1)	$2,783	$2,641	$5,536	$5,263
Canada	241	230	464	449

Total North America	3,024	2,871	6,000	5,712
Other foreign	551	515	1,062	969

Total net sales	$3,575	$3,386	$7,062	$6,681

(1)	U.S. includes the United States and Puerto Rico.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	repaying the remaining balance on the term loan;

•	income recognition of unrealized gains and losses from designated cash flow hedges;

•	changes in total gross unrecognized tax benefits within the next 12 months;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	the impact of losses due to indemnification obligations;

•	earnings per share for fiscal 2012;

•	improving sales with healthy merchandise margins;

•	investing in our business while maintaining discipline;

•	returning excess cash to shareholders;

•	improving comparable store sales;

•	growing revenues;

•	opening additional stores, including outlets, in Asia, Canada, and Europe;

•	continuing to open franchise stores worldwide;

•	opening additional Athleta stores;

•	the number of new store openings and store closings in fiscal 2012, including franchise stores;

•	square footage change in fiscal 2012;

•	operating margin and leveraging operating expenses in fiscal 2012;

•	the effective tax rate in fiscal 2012;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations on certain asset and liability accounts;

•	depreciation and amortization expense in fiscal 2012;

•	capital expenditures in fiscal 2012;

•	dividend payments in fiscal 2012; and

•	the impact of changes in internal controls.

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 31, 2012, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

OUR BUSINESS

We are a leading global specialty apparel company. We offer apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online in about 90 countries through Company-owned websites and using third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.

We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

OVERVIEW

Financial highlights for the second quarter of fiscal 2012 are as follows:

•

Net sales for the second quarter of fiscal 2012 increased 6 percent to $3.6 billion compared with $3.4 billion for the second quarter of fiscal 2011. Comparable sales for the second quarter of fiscal 2012, which include the associated comparable online sales, increased 4 percent compared with a 2 percent decrease for the second quarter of fiscal 2011.

•

Direct net sales for the second quarter of fiscal 2012 increased 24 percent to $384 million compared with $309 million for the second quarter of fiscal 2011. Our Direct reportable segment includes sales for each of our online brands, including Piperlime and Athleta.

•

Net sales outside of the U.S. and Canada (including Direct and franchise) increased 7 percent to $551 million for the second quarter of fiscal 2012 compared with $515 million for the second quarter of fiscal 2011.

•

Gross profit for the second quarter of fiscal 2012 was $1.4 billion compared with $1.3 billion for the second quarter of fiscal 2011. Gross margin for the second quarter of fiscal 2012 was 39.9 percent compared with 36.9 percent for the second quarter of fiscal 2011.

•	Operating expenses for the second quarter of fiscal 2012 were $1.0 billion compared with $917 million for the second quarter of fiscal 2011 and increased 0.9 percent as a percentage of net sales.

•

Net income for the second quarter of fiscal 2012 increased 29 percent to $243 million compared with $189 million for the second quarter of fiscal 2011, and diluted earnings per share increased 40 percent to $0.49 for the second quarter of fiscal 2012 compared with $0.35 for the second quarter of fiscal 2011. For fiscal 2012, we expect diluted earnings per share to be in the range of $1.95 to $2.00.

•

During the first half of fiscal 2012, we generated free cash flow of $673 million compared with free cash flow of $298 million during the first half of fiscal 2011. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Our full-year business and financial priorities for fiscal 2012 remain as follows:

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

Comparable Sales

The percentage change in comparable (“Comp”) sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Gap North America	7%	(3)%	6%	(3)%
Old Navy North America	3%	—%	4%	(1)%
Banana Republic North America	7%	(2)%	6%	(1)%
International	(5)%	(4)%	(4)%	(5)%
The Gap, Inc.	4%	(2)%	4%	(2)%

The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Gap North America	5%	(5)%	5%	(5)%
Old Navy North America	2%	(2)%	2%	(3)%
Banana Republic North America	5%	(3)%	4%	(3)%
International	(5)%	(6)%	(5)%	(7)%
The Gap, Inc.	2%	(4)%	2%	(4)%

Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each brand. The results for Athleta are excluded from the calculations of total Company Comp sales due to its small number of Comp stores compared to our other brands. The results for Piperlime are excluded from the calculations of total Company Comp sales, as Piperlime is an online-only brand.

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

A store is considered “Closed” if it is temporarily closed for three or more full consecutive days or it is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in Closed status for three or more days in the prior year, the store will be in Non-comp status for the same days the following year.

Comparable online sales include sales through online channels and are reported based on the location of the distribution center.

Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information

Net sales per average square foot is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales per average square foot (1)	$85	$80	$166	$156

(1)	Excludes net sales associated with our online, catalog, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2012	26 Weeks Ended July 28, 2012		July 28, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	9	38	1,014	10.4
Gap Europe	193	2	1	194	1.7
Gap Asia	152	15	2	165	1.6
Old Navy North America	1,016	8	14	1,010	17.8
Old Navy Asia	—	1	—	1	—
Banana Republic North America	581	10	5	586	4.9
Banana Republic Asia	31	4	2	33	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	12	—	22	0.1

Company-operated stores total	3,036	61	62	3,035	36.8
Franchise	227	30	7	250	N/A

Total	3,263	91	69	3,285	36.8

Increase (decrease) over prior year				1.1%	(2.4)%

	January 29, 2011	26 Weeks Ended July 30, 2011		July 30, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	8	28	1,091	11.1
Gap Europe	184	7	5	186	1.6
Gap Asia	135	6	1	140	1.3
Old Navy North America	1,027	12	17	1,022	18.5
Banana Republic North America	576	3	1	578	4.9
Banana Republic Asia	29	—	1	28	0.2
Banana Republic Europe	5	2	—	7	0.1
Athleta North America	1	—	—	1	—

Company-operated stores total	3,068	38	53	3,053	37.7
Franchise	178	18	1	195	N/A

Total	3,246	56	54	3,248	37.7

Increase (decrease) over prior year				0.7%	(2.1)%

Gap and Banana Republic outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa.

In fiscal 2012, we expect to open about 160 new Company-operated store locations and close about 145 Company-operated store locations. We expect square footage for Company-operated stores to decrease about 1 percent at the end of fiscal 2012 compared with the end of fiscal 2011. We expect our franchisees to open about 50 to 75 new franchise stores in fiscal 2012.

Net Sales

Our net sales for the second quarter of fiscal 2012 increased $189 million, or 6 percent, compared with the prior year comparable period due to an increase in net sales of $114 million related to our Stores reportable segment and an increase in net sales of $75 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the second quarter of fiscal 2012 increased $114 million, or 4 percent, compared with the prior year comparable period. The increase was primarily due to an increase in Comp store sales, excluding the associated comparable online sales, for the U.S. and Canada, incremental sales for new international stores, and higher franchise net sales; partially offset by the unfavorable impact of foreign exchange of $18 million. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2011 were translated at exchange rates applicable during the second quarter of fiscal 2012.

•

For the Direct reportable segment, our net sales for the second quarter of fiscal 2012 increased $75 million, or 24 percent, compared with the prior year comparable period. The increase was due to growth in our online business across all brands and the incremental sales related to new Athleta stores.

In the second quarter of fiscal 2012, our net sales for the U.S. and Canada (including Direct) were $3.0 billion, an increase of $153 million or 5 percent compared with $2.9 billion for the prior year comparable period. In the second quarter of fiscal 2012, our net sales outside of the U.S. and Canada (including Direct and franchise) were $551 million, an increase of $36 million or 7 percent compared with $515 million for the prior year comparable period.

Our net sales for the first half of fiscal 2012 increased $381 million, or 6 percent, compared with the prior year comparable period due to an increase in net sales of $244 million related to our Stores reportable segment and an increase in net sales of $137 million related to our Direct reportable segment.

•

For the Stores reportable segment, our net sales for the first half of fiscal 2012 increased $244 million, or 4 percent, compared with the prior year comparable period. The increase was primarily due to an increase in Comp store sales, excluding the associated comparable online sales, for the U.S. and Canada, incremental sales for new international stores, and higher franchise net sales.

•

For the Direct reportable segment, our net sales for the first half of fiscal 2012 increased $137 million, or 21 percent, compared with the prior year comparable period. The increase was due to growth in our online business across all brands and the incremental sales related to new Athleta stores.

In the first half of fiscal 2012, our net sales for the U.S. and Canada (including Direct) were $6.0 billion, an increase of $288 million or 5 percent compared with $5.7 billion for the prior year comparable period. In the first half of fiscal 2012, our net sales outside of the U.S. and Canada (including Direct and franchise) were $1.1 billion, an increase of $93 million or 10 percent compared with $969 million for the prior year comparable period.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of goods sold and occupancy expenses	$2,148	$2,135	$4,260	$4,126
Gross profit	$1,427	$1,251	$2,802	$2,555
Cost of goods sold and occupancy expenses as a percentage of net sales	60.1%	63.1%	60.3%	61.8%
Gross margin	39.9%	36.9%	39.7%	38.2%

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 3.0 percent in the second quarter of fiscal 2012 compared with the prior year comparable period.

•

Cost of goods sold decreased 2.1 percent as a percentage of net sales in the second quarter of fiscal 2012 compared with the prior year comparable period. The decrease in cost of goods sold as a percentage of net sales was primarily due to improved product acceptance resulting in improved average unit selling price.

•

Occupancy expenses decreased 0.9 percent as a percentage of net sales in the second quarter of fiscal 2012 compared with the prior year comparable period. The decrease in occupancy expenses as a percentage of net sales was primarily driven by higher net sales without a corresponding increase in occupancy expenses.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 1.5 percent in the first half of fiscal 2012 compared with the prior year comparable period.

•

Cost of goods sold decreased 0.4 percent as a percentage of net sales in the first half of fiscal 2012 compared with the prior year comparable period. The decrease in cost of goods sold as a percentage of net sales was primarily driven by improved product acceptance resulting in improved average unit selling price partially offset by increased cost of merchandise primarily due to higher cotton prices.

•

Occupancy expenses decreased 1.1 percent as a percentage of net sales in the first half of fiscal 2012 compared with the prior year comparable period. The decrease in occupancy expenses as a percentage of net sales was primarily driven by higher net sales and a decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Operating expenses	$1,002	$917	$1,982	$1,835
Operating expenses as a percentage of net sales	28.0%	27.1%	28.1%	27.5%
Operating margin	11.9%	9.9%	11.6%	10.8%

Operating expenses increased $85 million, or 0.9 percent as a percentage of net sales, in the second quarter of fiscal 2012 compared with the prior year comparable period. The increase in operating expenses was primarily due to higher marketing expenses, driven largely by Gap brand marketing investments, and higher store payroll expenses.

Operating expenses increased $147 million, or 0.6 percent as a percentage of net sales, in the first half of fiscal 2012 compared with the prior year comparable period. The increase in operating expenses was primarily due to higher marketing expenses, driven largely by investments in customer relationship marketing and Gap brand marketing, and higher store payroll expenses.

Given our plans to continue to invest in our business, we expect operating expenses to deleverage in the second half of fiscal 2012.

For fiscal 2012, we expect operating margin to be about 11 percent.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Interest expense	$22	$22	$45	$28

Interest expense primarily consists of interest related to our $1.25 billion long-term debt and our $400 million term loan, of which $360 million was outstanding as of July 28, 2012. The increase in interest expense for the first half of fiscal 2012 compared with the prior year comparable period was primarily due to the issuance of our $1.25 billion long-term debt in April 2011 and the funding of our $400 million term loan in May 2011.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Income taxes	$162	$124	$302	$272
Effective tax rate	40.0%	39.6%	38.8%	39.2%

The slight increase in the effective tax rate for the second quarter of fiscal 2012 compared with the prior year comparable period was primarily due to the unfavorable impact of a change in the mix of income as well as the more pronounced impact of operating losses in China and Hong Kong (for which no tax benefit has been provided) relative to Gap Inc. pre-tax income.

The slight decrease in the effective tax rate for the first half of fiscal 2012 compared with the prior year comparable period was primarily due to favorable reassessments of tax positions during the first quarter of fiscal 2012.

We currently expect the fiscal 2012 effective tax rate to be about 39.5 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES

Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payments of taxes.

As of July 28, 2012, cash and cash equivalents and short-term investments were $2.1 billion. As of July 28, 2012, the majority of our cash and cash equivalents was held in the U.S. and is generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities

Net cash provided by operating activities during the first half of fiscal 2012 increased $411 million compared with the prior year comparable period, primarily due to the following:

•	a decrease in income tax payments in the first half of fiscal 2012 compared with the first half of fiscal 2011;

•	an increase in payments received for other receivables in the first half of fiscal 2012 compared with the first half of fiscal 2011;

•

a smaller increase in merchandise inventory balances from the end of fiscal 2011 to the end of the second quarter of fiscal 2012 compared with a larger increase in merchandise inventory balances from the end of fiscal 2010 to the end of the second quarter of fiscal 2011; and

•	an increase in net income in the first half of fiscal 2012 compared with the first half of fiscal 2011.

We fund merchandise inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern with sales peaking over a total of about eight weeks during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

For fiscal 2012, we expect depreciation and amortization expense, net of amortization of lease incentives, to be about $475 million.

Cash Flows from Investing Activities

Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first half of fiscal 2012 increased $139 million compared with the prior year comparable period, primarily due to the following:

•	$75 million of net purchases of short-term investments in the first half of fiscal 2012 compared with $25 million of net maturities in the first half of fiscal 2011; and

•	$36 million more property and equipment purchases in the first half of fiscal 2012 compared with the first half of fiscal 2011.

For fiscal 2012, we expect capital expenditures to be up to $675 million.

Cash Flows from Financing Activities

Our cash outflows from financing activities consist primarily of repurchases of our common stock, dividend payments, and repayments of debt. Cash inflows primarily consist of proceeds from the issuance of debt and proceeds from issuances under share-based compensation plans, net of withholding tax payments. In the first half of fiscal 2012, we used $433 million of cash for financing activities compared with a cash inflow of $200 million in the prior year comparable period. The change was primarily due to the following:

•	$1.6 billion of proceeds from our issuance of long-term debt in the first half of fiscal 2011; partially offset by

•	$991 million less repurchases of common stock in the first half of fiscal 2012 compared with the first half of fiscal 2011.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 28, 2012	July 30, 2011
Net cash provided by operating activities	$970	$559
Less: Purchases of property and equipment	(297)	(261)

Free cash flow	$673	$298

Long-Term Debt

Long-term debt as of July 28, 2012 consists of the following:

($ in millions)
Notes	$1,246
Term loan	360

Total long-term debt	1,606
Less: Current portion	(40)

Total long-term debt, less current portion	$1,566

Our $1.25 billion aggregate principal amount of 5.95 percent Notes are due April 2021. For our $400 million, five-year, unsecured term loan due April 2016, repayments of $40 million are due in April of each year, with a final repayment of $240 million due in April 2016. In April 2012, we repaid $40 million related to our $400 million term loan.

In August 2012, we notified our lenders of our intent to repay the remaining $360 million balance of the term loan in the third quarter of fiscal 2012.

Credit Facilities

We have a $500 million, five-year, unsecured revolving credit facility, which is scheduled to expire in April 2016. As of July 28, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $69 million of outstanding standby letters of credit, was $431 million as of July 28, 2012.

We also have two separate agreements that make unsecured revolving credit facilities available for our operations in China. The 196 million Chinese yuan ($31 million as of July 28, 2012) China Facilities are scheduled to expire in September 2012 and we expect to renew under substantially similar terms. As of July 28, 2012, there were borrowings of $8 million (50 million Chinese yuan) at an interest rate of approximately 6.13 percent under the China Facilities. The net availability of the China Facilities, reflecting these borrowings and $2 million in bank guarantees related to store leases, was $21 million as of July 28, 2012.

As of July 28, 2012, we had a $100 million, two-year, unsecured committed letter of credit agreement that was set to expire in September 2012. In August 2012, we renewed the terms of the letter of credit agreement to extend the expiration date to September 2014 and reduce the amount of the letter of credit agreement to $50 million. As of July 28, 2012, we had no material trade letters of credit issued under the then-existing $100 million letter of credit agreement.

Dividend Policy

In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.25 per share and $0.225 per share during the first half of fiscal 2012 and 2011, respectively. Including the dividends paid in the first half of fiscal 2012, we intend to pay an annual dividend per share of $0.50 for fiscal 2012, which is an increase of 11 percent compared with $0.45 for fiscal 2011.

Share Repurchases

Between August 2010 and November 2011, we announced that the Board of Directors authorized a total of $3.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the $441 million remaining under the November 2011 authorization as of February 23, 2012. As of July 28, 2012, there was $635 million remaining under the February 2012 authorization.

During the first half of fiscal 2012, we repurchased approximately 13.8 million shares for $367 million, including commissions, at an average price per share of $26.51.

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

Our market risk profile as of July 28, 2012 has not significantly changed since January 28, 2012. Our market risk profile as of January 28, 2012 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.

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

The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 28, 2012 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (April 29 - May 26)	2,151,665	$26.72	2,151,665	$927 million
Month #2 (May 27 - June 30)	8,475,661	$26.24	8,475,661	$705 million
Month #3 (July 1 - July 28)	2,492,752	$28.01	2,492,752	$635 million

Total	13,120,078	$26.65	13,120,078

(1)	On February 23, 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

10.1	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.2	Agreement for Post-Termination Benefits with Art Peck dated May 31, 2012, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.3	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.4	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.5	Agreement for Post-Termination Benefits with Colin Funnell dated June 3, 2012, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.6	Agreement for Post-Termination Benefits with Eva Sage-Gavin dated May 24, 2012, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562, Commission File No. 1-7562, Commission File No. 1-7562.
10.7	CEO Performance Share Agreement dated May 4, 2012, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 4, 2012, Commission File No. 1-7562.
10.8*	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.
10.9*	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.
10.10*	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date: August 31, 2012	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date: August 31, 2012	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.2	Agreement for Post-Termination Benefits with Art Peck dated May 31, 2012, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.3	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.4	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.5	Agreement for Post-Termination Benefits with Colin Funnell dated June 3, 2012, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.
10.6	Agreement for Post-Termination Benefits with Eva Sage-Gavin dated May 24, 2012, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562, Commission File No. 1-7562, Commission File No. 1-7562.
10.7	CEO Performance Share Agreement dated May 4, 2012, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 4, 2012, Commission File No. 1-7562.
10.8*	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.
10.9*	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.
10.10*	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
^	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.