Form 10-Q
period 2012-10-27
GAP INC
filed 2012-12-03
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 27, 2012 was 479,419,352.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$1,720	$1,885	$1,392
Short-term investments	50	—	25
Merchandise inventory	2,269	1,615	2,322
Other current assets	794	809	815
Total current assets	4,833	4,309	4,554
Property and equipment, net of accumulated depreciation of $5,355, $5,260, and $5,202	2,559	2,523	2,550
Other long-term assets	615	590	553
Total assets	$8,007	$7,422	$7,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$2	$59	$52
Accounts payable	1,584	1,066	1,472
Accrued expenses and other current liabilities	1,041	998	957
Income taxes payable	1	5	1
Total current liabilities	2,628	2,128	2,482
Long-term liabilities:
Long-term debt	1,246	1,606	1,606
Lease incentives and other long-term liabilities	972	933	910
Total long-term liabilities	2,218	2,539	2,516
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares and Issued 1,106 shares for all periods presented; Outstanding 480, 485, and 489 shares	55	55	55
Additional paid-in capital	2,844	2,867	2,873
Retained earnings	12,966	12,364	12,201
Accumulated other comprehensive income	219	229	226
Treasury stock at cost (626, 621, and 617 shares)	(12,923)	(12,760)	(12,696)
Total stockholders’ equity	3,161	2,755	2,659
Total liabilities and stockholders’ equity	$8,007	$7,422	$7,657
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$3,864	$3,585	$10,926	$10,266
Cost of goods sold and occupancy expenses	2,271	2,271	6,531	6,397
Gross profit	1,593	1,314	4,395	3,869
Operating expenses	1,073	968	3,055	2,803
Operating income	520	346	1,340	1,066
Interest expense	22	22	67	50
Interest income	(1)	(1)	(4)	(3)
Income before income taxes	499	325	1,277	1,019
Income taxes	191	132	493	404
Net income	$308	$193	$784	$615
Weighted-average number of shares - basic	481	503	485	542
Weighted-average number of shares - diluted	488	505	491	547
Earnings per share - basic	$0.64	$0.38	$1.62	$1.13
Earnings per share - diluted	$0.63	$0.38	$1.60	$1.12
Cash dividends declared and paid per share	$0.125	$0.1125	$0.375	$0.3375
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$308	$193	$784	$615
Other comprehensive income (loss), net of tax:
Foreign currency translation	(1)	(8)	(10)	39
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(2), $6, $1, and $(15)	(3)	10	2	(22)
Reclassification adjustment for realized (gains) losses on derivative financial instruments, net of tax benefit (tax) of $(1), $7, $(1), and $17	(1)	10	(2)	24
Other comprehensive income (loss), net of tax	(5)	12	(10)	41
Comprehensive income	$303	$205	$774	$656
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income	$784	$615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	444
Amortization of lease incentives	(58)	(62)
Share-based compensation	87	50
Tax benefit from exercise of stock options and vesting of stock units	32	10
Excess tax benefit from exercise of stock options and vesting of stock units	(32)	(11)
Non-cash and other items	4	51
Deferred income taxes	(15)	82
Changes in operating assets and liabilities:
Merchandise inventory	(655)	(694)
Other current assets and other long-term assets	(14)	(78)
Accounts payable	517	422
Accrued expenses and other current liabilities	31	(87)
Income taxes payable, net of prepaid and other tax-related items	31	(185)
Lease incentives and other long-term liabilities	92	81
Net cash provided by operating activities	1,225	638
Cash flows from investing activities:
Purchases of property and equipment	(449)	(416)
Purchases of short-term investments	(175)	(50)
Maturities of short-term investments	125	125
Changes in other assets	(12)	(4)
Net cash used for investing activities	(511)	(345)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	9
Payments of short-term debt	(17)	—
Proceeds from issuance of long-term debt	—	1,646
Payments of long-term debt issuance costs	—	(11)
Payments of long-term debt	(400)	—
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	159	55
Repurchases of common stock	(467)	(2,013)
Excess tax benefit from exercise of stock options and vesting of stock units	32	11
Cash dividends paid	(182)	(181)
Net cash used for financing activities	(875)	(484)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(4)	22
Net decrease in cash and cash equivalents	(165)	(169)
Cash and cash equivalents at beginning of period	1,885	1,561
Cash and cash equivalents at end of period	$1,720	$1,392
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$68	$50
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$81	$42
Cash paid for income taxes during the period	$445	$494
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of October 27, 2012 and October 29, 2011, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 27, 2012 and October 29, 2011 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of October 27, 2012 and October 29, 2011 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2012 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended October 27, 2012 are not necessarily indicative of the operating results that may be expected for the fifty-three-week period ending February 2, 2013.
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

Note 3. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	October 27, 2012	January 28, 2012	October 29, 2011
Goodwill	$99	$99	$99
Trade name	$54	$54	$54
Other indefinite-lived intangible assets	$6	$—	$—
Intangible assets subject to amortization	$15	$15	$15
Less: Accumulated amortization	(15)	(14)	(14)
Intangible assets subject to amortization, net	$—	$1	$1
During the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, there were no changes in the carrying amount of goodwill, which is allocated to the Direct reportable segment. The intangible assets subject to amortization were fully amortized in the thirteen weeks ended April 28, 2012 and as such, there was no amortization expense for intangible assets subject to amortization in the thirteen weeks ended October 27, 2012. There was no material amortization expense for intangible assets subject to amortization for the thirteen weeks ended October 29, 2011. Amortization expense for intangible assets subject to amortization was $1 million and $2 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. Amortization expense for intangible assets subject to amortization is recorded in operating expenses in the Condensed Consolidated Statements of Income.

Note 4. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	October 27, 2012	January 28, 2012	October 29, 2011
Notes	$1,246	$1,246	$1,246
Term loan	—	400	400
Total long-term debt	1,246	1,646	1,646
Less: Current portion	—	(40)	(40)
Total long-term debt, less current portion	$1,246	$1,606	$1,606
As of October 27, 2012, January 28, 2012, and October 29, 2011, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.41 billion, $1.19 billion, and $1.18 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter.
In April 2011, we entered into a $400 million, five-year, unsecured term loan due April 2016. Repayments of $40 million were payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In April 2012, we repaid $40 million on the term loan and in August 2012, we repaid the remaining $360 million reducing the outstanding balance on the term loan to zero. The estimated fair value of the term loan was $400 million as of January 28, 2012, and October 29, 2011. The carrying amount of the term loan approximated its fair value, as the interest rate varied depending on quoted market rates (level 1 inputs) and our credit rating.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. As of October 27, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $66 million of outstanding standby letters of credit, was $434 million as of October 27, 2012.
We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China (the “China Facilities”). The 196 million Chinese yuan ($31 million as of October 27, 2012) China Facilities expired during the thirteen weeks ended October 27, 2012 and they were subsequently renewed with an increased availability of 250 million Chinese yuan ($40 million as of October 27, 2012) and no expiration date. As of October 27, 2012, there were borrowings of $2 million (10 million Chinese yuan) at an annual interest rate of approximately 5.04 percent under the China Facilities, which are recorded in current maturities of debt in the Condensed Consolidated Balance Sheet. There were also $4 million in bank guarantees related to store leases under the China Facilities as of October 27, 2012. As of January 28, 2012 and October 29, 2011, current maturities of debt in the Condensed Consolidated Balance Sheets includes borrowings under the China Facilities of $19 million and $12 million, respectively.
As of October 27, 2012, we had a $50 million, two-year, unsecured letter of credit agreement with an expiration date of September 2014. We had no material trade letters of credit issued under the letter of credit agreement as of October 27, 2012.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended October 27, 2012 or October 29, 2011. There were no transfers into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended October 27, 2012 or October 29, 2011.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$840	$184	$656	$—
Short-term investments	50	—	50	—
Derivative financial instruments	12	—	12	—
Deferred compensation plan assets	27	27	—	—
Total	$929	$211	$718	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,009	$224	$785	$—
Short-term investments	—	—	—	—
Derivative financial instruments	13	—	13	—
Deferred compensation plan assets	22	22	—	—
Total	$1,044	$246	$798	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$610	$133	$477	$—
Short-term investments	25	—	25	—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	23	23	—	—
Total	$665	$156	$509	$—
Liabilities:
Derivative financial instruments	$37	$—	$37	$—
We have highly liquid investments classified as cash equivalents and short-term investments, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Money market funds of $133 million as of October 29, 2011 have been reclassified from cash to cash equivalents and are included as level 1 measurements in the table above. This correction had no impact on the Condensed Consolidated Financial Statements for any period reported.

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
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and thirty-nine weeks ended October 27, 2012 or October 29, 2011. There were no material impairment charges recorded for other long-lived assets for the thirteen and thirty-nine weeks ended October 27, 2012 or October 29, 2011.

Note 6. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are the Euro, British pound, Japanese yen, and Canadian dollar. We do not enter into derivative financial contracts for trading purposes. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 27, 2012 or October 29, 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 27, 2012 or October 29, 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

Other Derivatives Not Designated as Hedging Instruments
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

Outstanding Notional Amounts
As of October 27, 2012, January 28, 2012, and October 29, 2011, we had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	October 27, 2012	January 28, 2012	October 29, 2011
U.S. dollars (1)	$1,091	$873	$1,042
British pounds	£9	£31	£41
Japanese yen	¥945	¥2,564	¥6,238
Euro	€26	€16	€—
____________________________

(1)	The principal currencies hedged against changes in the U.S. dollar were the Euro, British pound, Japanese yen, and Canadian dollar.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of October 27, 2012, January 28, 2012, or October 29, 2011.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	October 27, 2012	January 28, 2012	October 29, 2011
Derivatives designated as cash flow hedges:
Other current assets	$9	$9	$3
Other long-term assets	$1	$1	$1
Accrued expenses and other current liabilities	$8	$10	$24
Lease incentives and other long-term liabilities	$3	$—	$4

Derivatives designated as net investment hedges:
Other current assets	$—	$—	$1
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$2
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$2	$3	$2
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$3	$4	$7
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$12	$13	$7
Total derivatives in a liability position	$14	$14	$37
Substantially all of the unrealized gains and losses from designated cash flow hedges as of October 27, 2012 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of October 27, 2012 shown above.

See Note 5 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(5)	$16	$3	$(38)
Gain (loss) reclassified into cost of goods sold and occupancy expenses	$2	$(16)	$3	$(37)
Gain (loss) reclassified into operating expenses	$—	$(1)	$—	$(4)

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$(1)	$(1)	$2	$(3)
For the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, there were no amounts of gain or loss reclassified from OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
During the thirty-nine weeks ended October 29, 2011, there was a gain of $1 million recognized in OCI related to treasury rate lock agreements, which is recognized in income over the life of the 5.95 percent Notes.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gain (loss) recognized in operating expenses	$(3)	$6	$1	$4

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Number of shares repurchased	2.7	39.2	16.5	106.5
Total cost	$96	$645	$463	$2,013
Average per share cost including commissions	$35.73	$16.46	$28.01	$18.90
Between August 2010 and November 2011, we announced that the Board of Directors authorized a total of $3.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the remaining $441 million under the November 2011 authorization as of February 23, 2012. As of October 27, 2012, there was $539 million remaining under the February 2012 authorization.
All of the share repurchases were paid for as of October 27, 2012 and October 29, 2011. All except $4 million of total share repurchases were paid for as of January 28, 2012.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock units	$28	$11	$71	$35
Stock options	5	4	13	12
Employee stock purchase plan	1	1	3	3
Share-based compensation expense	34	16	87	50
Less: Income tax benefit	(13)	(7)	(33)	(20)
Share-based compensation expense, net of tax	$21	$9	$54	$30

Note 9. Income Taxes
The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, China, Hong Kong, Japan, the United Kingdom, and India. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2003.
As of October 27, 2012, we do not anticipate any significant changes in total gross unrecognized tax benefits within the next 12 months.
Except where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries when we intend to utilize those earnings in foreign operations for an indefinite period of time.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Weighted-average number of shares - basic	481	503	485	542
Common stock equivalents	7	2	6	5
Weighted-average number of shares - diluted	488	505	491	547
There were no material shares with an anti-dilutive effect on earnings per share for the thirteen weeks ended October 27, 2012. The above computations of weighted-average number of shares – diluted exclude 16 million shares related to stock options and other stock awards for the thirteen weeks ended October 29, 2011 and 2 million and 12 million shares related to stock options and other stock awards for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

Note 11. Commitments and Contingencies
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 27, 2012, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief or both. Actions are in various procedural stages and some are covered in part by insurance. As of October 27, 2012, January 28, 2012, and October 29, 2011, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of October 27, 2012, January 28, 2012, and October 29, 2011 was not material for any individual Action or in total. Subsequent to October 27, 2012 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a material change to our estimate is required.
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

•	Direct – The Direct reportable segment includes the results for our online brands, including Piperlime and Athleta.

Net sales by brand, region, and reportable segment are as follows:

($ in millions)	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
13 Weeks Ended October 27, 2012
U.S. (1)	$838	$1,194	$515	$—	$—	$2,547	66%
Canada	93	107	55	—	—	255	7
Europe	165	—	15	15	—	195	5
Asia	245	3	35	23	—	306	8
Other regions	—	—	—	52	—	52	1
Total Stores reportable segment	1,341	1,304	620	90	—	3,355	87
Direct reportable segment (2)	146	210	64	—	89	509	13
Total	$1,487	$1,514	$684	$90	$89	$3,864	100%
Sales growth	5%	9%	8%	11%	31%	8%
($ in millions)	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
13 Weeks Ended October 29, 2011
U.S. (1)	$819	$1,105	$495	$—	$—	$2,419	67%
Canada	89	100	48	—	—	237	7
Europe	171	—	13	22	—	206	6
Asia	219	—	31	21	—	271	7
Other regions	—	—	—	38	—	38	1
Total Stores reportable segment	1,298	1,205	587	81	—	3,171	88
Direct reportable segment (2)	121	178	47	—	68	414	12
Total	$1,419	$1,383	$634	$81	$68	$3,585	100%
Sales growth (decline)	(3)%	(5)%	2%	47%	21%	(2)%
($ in millions)	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
39 Weeks Ended October 27, 2012
U.S. (1)	$2,351	$3,486	$1,516	$—	$—	$7,353	68%
Canada	244	285	147	—	—	676	6
Europe	474	—	47	48	—	569	5
Asia	716	5	104	63	—	888	8
Other regions	—	—	—	137	—	137	1
Total Stores reportable segment	3,785	3,776	1,814	248	—	9,623	88
Direct reportable segment (2)	352	511	162	—	278	1,303	12
Total	$4,137	$4,287	$1,976	$248	$278	$10,926	100%
Sales growth	4%	6%	8%	21%	31%	6%
($ in millions)	Gap	Old Navy	Banana Republic	Franchise (3)	Piperlime and Athleta	Total (4)	Percentage of Net Sales
39 Weeks Ended October 29, 2011
U.S. (1)	$2,296	$3,335	$1,444	$—	$—	$7,075	69%
Canada	235	283	134	—	—	652	6
Europe	501	—	37	53	—	591	6
Asia	635	—	90	56	—	781	8
Other regions	—	—	—	96	—	96	1
Total Stores reportable segment	3,667	3,618	1,705	205	—	9,195	90
Direct reportable segment (2)	294	440	125	—	212	1,071	10
Total	$3,961	$4,058	$1,830	$205	$212	$10,266	100%
Sales growth (decline)	(1)%	(3)%	1%	47%	20%	—%
_____________________________

(1)	U.S. includes the United States and Puerto Rico.

(2)
Online sales shipped from distribution centers located outside the U.S. were $44 million ($33 million for Canada and $11 million for Europe) and $34 million ($24 million for Canada and $10 million for Europe) for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Online sales shipped from distribution centers located outside the U.S. were $108 million ($76 million for Canada and $32 million for Europe) and $84 million ($58 million for Canada and $26 million for Europe) for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

(3)
Franchise sales were $90 million ($78 million for Gap and $12 million for Banana Republic) and $81 million ($71 million for Gap and $10 million for Banana Republic) for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Franchise sales were $248 million ($217 million for Gap and $31 million for Banana Republic) and $205 million ($179 million for Gap and $26 million for Banana Republic) for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

(4)
Net sales outside of the U.S. and Canada (including Direct and franchise) were $564 million and $525 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Net sales outside of the U.S. and Canada (including Direct and franchise) were $1.6 billion and $1.5 billion for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.

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
Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Operating income:
Stores	$403	$255	$1,043	$836
Direct	117	91	297	230
Operating income	$520	$346	$1,340	$1,066

($ in millions)	October 27, 2012	January 28, 2012	October 29, 2011
Segment Assets:
Stores	$3,903	$3,315	$4,002
Direct	734	591	639
Unallocated	3,370	3,516	3,016
Total assets	$8,007	$7,422	$7,657
Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales by geographic location are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
U.S. (1)	$3,012	$2,799	$8,548	$8,062
Canada	288	261	752	710
Total North America	3,300	3,060	9,300	8,772
Other foreign	564	525	1,626	1,494
Total net sales	$3,864	$3,585	$10,926	$10,266
_____________________________
(1) U.S. includes the United States and Puerto Rico.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of the new accounting standards update on our consolidated financial statements;

•	changes in total gross unrecognized tax benefits within the next 12 months;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	the impact of losses due to indemnification obligations;

•	earnings per share for fiscal 2012;

•	improving sales with healthy merchandise margins;

•	investing in our business while maintaining discipline;

•	delivering earnings per share growth;

•	returning excess cash to shareholders;

•	improving comparable store sales;

•	growing revenues;

•	opening additional stores, including outlets, in Asia and Canada;

•	continuing to open franchise stores worldwide;

•	opening additional Athleta stores;

•	the net openings of Company-operated store locations in fiscal 2012;

•	square footage change in fiscal 2012;

•	the number of new franchise stores, net of closures, in fiscal 2012;

•	operating margin and deleveraging operating expenses in fiscal 2012;

•	the effective tax rate in fiscal 2012;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations on certain asset and liability accounts;

•	depreciation and amortization expense in fiscal 2012;

•	capital expenditures in fiscal 2012; and

•	dividend payments in fiscal 2012.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 3, 2012, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

OUR BUSINESS
We are a leading global specialty apparel company. We offer apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, and Athleta brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online in over 80 countries through Company-owned websites and using third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties.
We identify our operating segments based on the way we manage and evaluate our business activities. We have two reportable segments: Stores and Direct.

OVERVIEW
Financial highlights for the third quarter of fiscal 2012 are as follows:

•
Net sales for the third quarter of fiscal 2012 increased 8 percent to $3.9 billion compared with $3.6 billion for the third quarter of fiscal 2011. Comparable sales for the third quarter of fiscal 2012, which include the associated comparable online sales, increased 6 percent compared with a 5 percent decrease for the third quarter of fiscal 2011.

•
Direct net sales for the third quarter of fiscal 2012 increased 23 percent to $509 million compared with $414 million for the third quarter of fiscal 2011. Our Direct reportable segment includes sales for each of our online brands, including Piperlime and Athleta.

•
Net sales outside of the U.S. and Canada (including Direct and franchise) increased 7 percent to $564 million for the third quarter of fiscal 2012 compared with $525 million for the third quarter of fiscal 2011.

•
Gross profit for the third quarter of fiscal 2012 was $1.6 billion compared with $1.3 billion for the third quarter of fiscal 2011. Gross margin for the third quarter of fiscal 2012 was 41.2 percent compared with 36.7 percent for the third quarter of fiscal 2011.

•	Operating expenses for the third quarter of fiscal 2012 were $1.1 billion compared with $968 million for the third quarter of fiscal 2011 and increased 0.8 percent as a percentage of net sales.

•
Net income for the third quarter of fiscal 2012 increased 60 percent to $308 million compared with $193 million for the third quarter of fiscal 2011, and diluted earnings per share increased 66 percent to $0.63 for the third quarter of fiscal 2012 compared with $0.38 for the third quarter of fiscal 2011. For fiscal 2012, we expect diluted earnings per share to be in the range of $2.20 to $2.25.

•
During the first three quarters of fiscal 2012, we generated free cash flow of $776 million compared with free cash flow of $222 million for the first three quarters of fiscal 2011. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.

Our full year business and financial priorities for fiscal 2012 remain as follows:

•	improve sales with healthy merchandise margins;

•	invest in our business while maintaining discipline;

•	deliver earnings per share growth; and

•	return excess cash to shareholders.
As we focus on improving comparable store sales in fiscal 2012, we also plan to grow revenues through the following:

•	opening additional stores, many of which will be outlets, in Asia and Canada;

•	continuing to open franchise stores worldwide; and

•	opening additional Athleta stores.

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

Comparable Sales
The percentage change in comparable (“Comp”) sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gap North America	7%	(6)%	6%	(4)%
Old Navy North America	9%	(4)%	6%	(2)%
Banana Republic North America	6%	(1)%	6%	(1)%
International	(3)%	(10)%	(4)%	(7)%
The Gap, Inc.	6%	(5)%	5%	(3)%
The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gap North America	4%	(8)%	5%	(6)%
Old Navy North America	8%	(8)%	4%	(5)%
Banana Republic North America	3%	(3)%	4%	(3)%
International	(3)%	(11)%	(5)%	(8)%
The Gap, Inc.	4%	(7)%	3%	(5)%
Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each brand. The calculation of total company Comp sales excludes the results of our franchise business, Piperlime, and Athleta.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales per average square foot (1)	$89	$82	$255	$238
_____________________________

(1)	Excludes net sales associated with our online, catalog, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2012	39 Weeks Ended October 27, 2012		October 27, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	15	42	1,016	10.5
Gap Europe	193	4	1	196	1.7
Gap Asia	152	26	3	175	1.7
Old Navy North America	1,016	17	20	1,013	17.7
Old Navy Asia	—	1	—	1	—
Banana Republic North America	581	15	7	589	4.9
Banana Republic Asia	31	8	2	37	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	20	—	30	0.1
Piperlime North America	—	1	—	1	—
Company-operated stores total	3,036	107	75	3,068	36.9
Franchise	227	55	11	271	N/A
Total	3,263	162	86	3,339	36.9
Increase (decrease) over prior year				1.9%	(1.9)%

	January 29, 2011	39 Weeks Ended October 29, 2011		October 29, 2011
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	16	41	1,086	11.1
Gap Europe	184	12	5	191	1.7
Gap Asia	135	11	5	141	1.3
Old Navy North America	1,027	21	26	1,022	18.3
Banana Republic North America	576	11	4	583	4.9
Banana Republic Asia	29	1	1	29	0.2
Banana Republic Europe	5	4	—	9	0.1
Athleta North America	1	3	—	4	—
Company-operated stores total	3,068	79	82	3,065	37.6
Franchise	178	36	3	211	N/A
Total	3,246	115	85	3,276	37.6
Increase (decrease) over prior year				0.9%	(2.1)%
Gap and Banana Republic outlet stores are reflected in each of the respective brands. We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa.
In fiscal 2012, we expect net openings of about 15 Company-operated store locations. We expect square footage for Company-operated stores to decrease about 1 percent at the end of fiscal 2012 compared with the end of fiscal 2011. We expect our franchisees to open about 50 to 75 new franchise stores, net of closures, in fiscal 2012.

Net Sales
Our net sales for the third quarter of fiscal 2012 increased $279 million, or 8 percent, compared with the prior year comparable period due to an increase in net sales of $184 million related to our Stores reportable segment and an increase in net sales of $95 million related to our Direct reportable segment.

•
For the Stores reportable segment, our net sales for the third quarter of fiscal 2012 increased $184 million, or 6 percent, compared with the prior year comparable period. The increase was primarily due to an increase in Comp store sales, excluding the associated comparable online sales, for the U.S. and Canada and incremental sales for new international stores.

•
For the Direct reportable segment, our net sales for the third quarter of fiscal 2012 increased $95 million, or 23 percent, compared with the prior year comparable period. The increase was due to growth in our online business across all brands including the incremental sales related to new Athleta stores.

In the third quarter of fiscal 2012, our net sales for the U.S. and Canada (including Direct) were $3.3 billion, an increase of $240 million, or 8 percent, compared with $3.1 billion for the prior year comparable period. In the third quarter of fiscal 2012, our net sales outside of the U.S. and Canada (including Direct and franchise) were $564 million, an increase of $39 million, or 7 percent, compared with $525 million for the prior year comparable period.
Our net sales for the first three quarters of fiscal 2012 increased $660 million, or 6 percent, compared with the prior year comparable period due to an increase in net sales of $428 million related to our Stores reportable segment and an increase in net sales of $232 million related to our Direct reportable segment.

•
For the Stores reportable segment, our net sales for the first three quarters of fiscal 2012 increased $428 million, or 5 percent, compared with the prior year comparable period. The increase was primarily due to an increase in Comp store sales, excluding the associated comparable online sales, for the U.S. and Canada, incremental sales for new international stores, and higher franchise net sales; partially offset by the unfavorable impact of foreign exchange of $29 million. The foreign exchange impact is the translation impact if net sales for the first three quarters of fiscal 2011 were translated at exchange rates applicable during the first three quarters of fiscal 2012.

•
For the Direct reportable segment, our net sales for the first three quarters of fiscal 2012 increased $232 million, or 22 percent, compared with the prior year comparable period. The increase was due to growth in our online business across all brands and the incremental sales related to new Athleta stores.

During the first three quarters of fiscal 2012, our net sales for the U.S. and Canada (including Direct) were $9.3 billion, an increase of $528 million, or 6 percent, compared with $8.8 billion for the prior year comparable period. During the first three quarters of fiscal 2012, our net sales outside of the U.S. and Canada (including Direct and franchise) were $1.6 billion, an increase of $132 million, or 9 percent, compared with $1.5 billion for the prior year comparable period.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Cost of goods sold and occupancy expenses	$2,271	$2,271	$6,531	$6,397
Gross profit	$1,593	$1,314	$4,395	$3,869
Cost of goods sold and occupancy expenses as a percentage of net sales	58.8%	63.3%	59.8%	62.3%
Gross margin	41.2%	36.7%	40.2%	37.7%
Cost of goods sold and occupancy expenses as a percentage of net sales decreased 4.5 percent in the third quarter of fiscal 2012 compared with the prior year comparable period.

•
Cost of goods sold decreased 3.3 percent as a percentage of net sales in the third quarter of fiscal 2012 compared with the prior year comparable period. The decrease in cost of goods sold as a percentage of net sales was primarily driven by decreased cost of merchandise as a result of lower cotton prices.

•
Occupancy expenses decreased 1.2 percent as a percentage of net sales in the third quarter of fiscal 2012 compared with the prior year comparable period. The decrease in occupancy expenses as a percentage of net sales was primarily driven by higher net sales without a corresponding increase in occupancy expenses.

Cost of goods sold and occupancy expenses as a percentage of net sales decreased 2.5 percent during the first three quarters of fiscal 2012 compared with the prior year comparable period.

•
Cost of goods sold decreased 1.4 percent as a percentage of net sales during the first three quarters of fiscal 2012 compared with the prior year comparable period. The decrease in cost of goods sold as a percentage of net sales was primarily driven by improved product acceptance resulting in improved average unit selling price.

•
Occupancy expenses decreased 1.1 percent as a percentage of net sales during the first three quarters of fiscal 2012 compared with the prior year comparable period. The decrease in occupancy expenses as a percentage of net sales was primarily driven by higher net sales without a corresponding increase in occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Operating expenses	$1,073	$968	$3,055	$2,803
Operating expenses as a percentage of net sales	27.8%	27.0%	28.0%	27.3%
Operating margin	13.5%	9.7%	12.3%	10.4%
Operating expenses increased $105 million, or 0.8 percent as a percentage of net sales, in the third quarter of fiscal 2012 compared with the prior year comparable period. The increase in operating expenses was primarily due to higher marketing expenses, driven largely by Gap brand marketing investments, higher store payroll expense, and bonus expense.
Operating expenses increased $252 million, or 0.7 percent as a percentage of net sales, during the first three quarters of fiscal 2012 compared with the prior year comparable period. The increase in operating expenses was primarily due to higher marketing expenses, driven largely by investments in Gap brand marketing and customer relationship marketing, higher store payroll expense, and bonus expense.
Given our plans to continue investing in our business, we expect operating expenses to deleverage in the fourth quarter of fiscal 2012.
For fiscal 2012, we expect operating margin to be about 12 percent.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Interest expense	$22	$22	$67	$50
Interest expense primarily consists of interest related to our $1.25 billion long-term debt and our $400 million term loan, of which the remaining $360 million balance was repaid during the third quarter of fiscal 2012. The increase in interest expense during the first three quarters of fiscal 2012 compared with the prior year comparable period was primarily due to the issuance of our $1.25 billion long-term debt in April 2011 and the funding of our $400 million term loan in May 2011.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Income taxes	$191	$132	$493	$404
Effective tax rate	38.3%	40.6%	38.6%	39.6%
The decrease in the effective tax rate for the third quarter and the first three quarters of fiscal 2012 compared with the prior year comparable periods was primarily due to increases in income tax credits.
We currently expect the fiscal 2012 effective tax rate to be about 39.0 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payments of taxes.
As of October 27, 2012, cash and cash equivalents and short-term investments were $1.8 billion. As of October 27, 2012, the majority of our cash and cash equivalents was held in the U.S. and is generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2012 increased $587 million compared with the prior year comparable period, primarily due to the following:

•	an increase in net income in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011;

•
an increase related to income tax payables, net of prepaid income taxes and other tax-related items, for the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 primarily due to the timing of tax payments;

•
an increase related to accrued expenses and other current liabilities for the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 primarily due to a higher bonus accrual as of October 27, 2012 compared with the bonus accrual as of October 29, 2011; and

•	an increase related to accounts payable for the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 primarily due to the volume and timing of payments.
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

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first three quarters of fiscal 2012 increased $166 million compared with the prior year comparable period, primarily due to the following:

•	$50 million of net purchases of short-term investments in the first three quarters of fiscal 2012 compared with $75 million of net maturities in the first three quarters of fiscal 2011; and

•	$33 million more property and equipment purchases in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011.
For fiscal 2012, we expect capital expenditures to be about $675 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock, dividend payments, and repayments of debt. Cash inflows primarily consist of proceeds from the issuance of debt and proceeds from issuances under share-based compensation plans, net of withholding tax payments. Net cash used for financing activities during the first three quarters of fiscal 2012 increased $391 million compared with the prior year comparable period, primarily due to the following:

•	$1.6 billion of proceeds from our issuance of long-term debt in the first three quarters of fiscal 2011; and

•	$400 million of payments of long-term debt in the first three quarters of fiscal 2012; partially offset by

•	$1.5 billion less repurchases of common stock in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 27, 2012	October 29, 2011
Net cash provided by operating activities	$1,225	$638
Less: Purchases of property and equipment	(449)	(416)
Free cash flow	$776	$222

Long-Term Debt
Long-term debt as of October 27, 2012 consists of our $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility, which is scheduled to expire in April 2016. As of October 27, 2012, there were no borrowings under the Facility. The net availability of the Facility, reflecting $66 million of outstanding standby letters of credit, was $434 million as of October 27, 2012.
We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China. The 196 million Chinese yuan ($31 million as of October 27, 2012) China Facilities expired in the third quarter of fiscal 2012 and they were subsequently renewed with an increased availability of 250 million Chinese yuan ($40 million as of October 27, 2012) and no expiration date. As of October 27, 2012, there were borrowings of $2 million (10 million Chinese yuan) at an annual interest rate of 5.04 percent under the China Facilities. There were also $4 million in bank guarantees related to store leases under the China Facilities as of October 27, 2012.
As of October 27, 2012, we had a $50 million, two-year, unsecured letter of credit agreement with an expiration date of September 2014. We had no material trade letters of credit issued under the letter of credit agreement as of October 27, 2012.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.375 per share and $0.3375 per share during the first three quarters of fiscal 2012 and fiscal 2011, respectively. Including the dividends paid during the first three quarters of fiscal 2012 and the dividend of $0.125 per share announced on November 12, 2012, we intend to pay an annual dividend per share of $0.50 for fiscal 2012, which is an increase of 11 percent compared with $0.45 for fiscal 2011.

Share Repurchases
Between August 2010 and November 2011, we announced that the Board of Directors authorized a total of $3.25 billion for share repurchases, of which $443 million under the November 2011 authorization was remaining as of January 28, 2012. In February 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization that replaced the November 2011 authorization and cancelled the $441 million remaining under the November 2011 authorization as of February 23, 2012. As of October 27, 2012, there was $539 million remaining under the February 2012 authorization.
During the first three quarters of fiscal 2012, we repurchased approximately 16.5 million shares for $463 million, including commissions, at an average price per share of $28.01.

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
Our market risk profile as of October 27, 2012 has not significantly changed since January 28, 2012, other than the repayment of our $400 million, five-year unsecured term loan due April 2016 in August 2012. Our market risk profile as of January 28, 2012 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 27, 2012 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (July 29 - August 25)	340,700	$35.20	340,700	$ 623 million
Month #2 (August 26 - September 29)	2,013,600	$35.69	2,013,600	$ 551 million
Month #3 (September 30 - October 27)	330,400	$36.54	330,400	$ 539 million
Total	2,684,700	$35.73	2,684,700
_____________________________

(1)	On February 23, 2012, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

10.1*	Agreement with Stefan Larsson dated April 26, 2012, and confirmed on April 27, 2012.
10.2*	Amendment to Agreement with Stefan Larsson dated September 12, 2012, and confirmed on September 17, 2012.
10.3*	Amendment to Agreement with Stefan Larsson dated October 29, 2012, and confirmed on November 6, 2012.
10.4*	Letter Amendment No. 3 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated August 24, 2012.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

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

THE GAP, INC.

Date:	December 3, 2012	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	December 3, 2012	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	Agreement with Stefan Larsson dated April 26, 2012, and confirmed on April 27, 2012.
10.2*	Amendment to Agreement with Stefan Larsson dated September 12, 2012, and confirmed on September 17, 2012.
10.3*	Amendment to Agreement with Stefan Larsson dated October 29, 2012, and confirmed on November 6, 2012.
10.4*	Letter Amendment No. 3 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated August 24, 2012.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101^
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

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