Form 10-Q/A
period 2012-10-27
GAP INC
filed 2012-12-04
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1
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

Explanatory Note

This Amendment No. 1 to The Gap, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, is being filed solely to correct the date referenced in the first paragraph in Exhibits 32.1 and 32.2 and to remove the footnote to Exhibit 101 under Item 6. No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
101*
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
101*
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