Form 10-K
period 2013-02-02
GAP INC
filed 2013-03-26
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended February 2, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 1-7562
THE GAP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (415) 427-0100
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	New York Stock Exchange, Inc.
(Title of class)	(Name of exchange where registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 27, 2012 was approximately $6 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 19, 2013 was 465,307,163.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2013 (hereinafter referred to as the “2012 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	our international expansion plans, including our plans to open Old Navy stores outside of North America, open additional Gap stores in China, and open additional international outlet stores;

•	continued growth of online sales internationally;

•	our ability to maintain a strong financial profile with ample liquidity;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	improving sales with healthy merchandise margins;

•	investing in our business;

•	growing earnings per share;

•	returning excess cash to shareholders;

•	diluted earnings per share in fiscal 2013;

•	growing sales with healthy merchandise margins;

•	managing our expenses in a disciplined manner;

•	growing revenues through new brands, channels, and geographies;

•	continuing to open franchise stores worldwide;

•	opening additional Athleta stores;

•	the number of new store openings and store closings in fiscal 2013;

•	net square footage change in fiscal 2013;

•	the number of new franchise stores in fiscal 2013;

•	impact of returning to a 52-week fiscal year in fiscal 2013;

•	impact of foreign exchange rate fluctuations;

•	operating margin in fiscal 2013;

•	the effective tax rate in fiscal 2013;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	our ability to supplement near-term liquidity, if necessary, with our revolving credit facility;

•	depreciation and amortization in fiscal 2013;

•	capital expenditures in fiscal 2013;

•	our plan to increase our dividend in fiscal 2013;

•	the estimates and assumptions we use in our accounting policies;

•	the impact on our income tax provision of any changes in our estimated tax liability;

•	the adoption of accounting standards updates in fiscal 2013;

•	the extension of our portfolio of brands and further penetration of the higher-end apparel market;

•	the assumptions used to estimate the grant date fair value of stock options issued;

•	the expected amount of future lease payments;

•	our intention to utilize undistributed earnings of our foreign subsidiaries;

•	total gross unrecognized tax benefits;

•	expected payments to International Business Machines Corporation ("IBM"); and

•	the impact of losses due to indemnification obligations.
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

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results or our business initiatives;

•	the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•	the risk that our IT services agreement with IBM could cause disruptions in our operations and have an adverse effect on our financial results;

•	the risk that actual or anticipated cyber-attacks, and other cybersecurity risks, may cause us to incur increasing costs;

•	the risk that natural disasters, public health crises, political crises, or other catastrophic events could adversely affect our operations and financial results;

•	the risk that acts or omissions by our third-party vendors, including a failure to comply with our code of vendor conduct, could have a negative impact on our reputation or operations;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program;

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, claims, and audits; and

•	the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition, strategies, and results of operations.
Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 26, 2013, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2012 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.
Gap Inc. is a leading global apparel retail company. We offer apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. Our global portfolio of distinct brands across multiple channels and geographies gives us a competitive advantage in the global retail marketplace. We operate in the specialty, outlet, online, and franchise channels.
Gap Inc. has Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have grown our franchise store base to 312 stores in 40 countries at the end of fiscal 2012. Our products are also available to customers online in over 80 countries. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
Gap.  Founded in 1969, Gap is our flagship brand and remains one of the most iconic apparel brands in the marketplace today. The brand stands for casual, American style and offers classic apparel at accessible price points to help customers express their individuality. In addition to designing its own merchandise, Gap offers limited capsule collections in partnership with some of the fashion industry’s best-loved designers and other third-party merchandise from time to time.
Gap entered the children’s apparel market in 1986 with GapKids and in 1989 with babyGap. Maternity apparel was later added to the collection. In 1998, we launched GapBody, which offers loungewear, sleepwear, intimates, and active apparel for women. Today, Gap products are available globally in our specialty and outlet stores, online, and in franchise stores.
Banana Republic.  Banana Republic is a global apparel and accessories brand that focuses on delivering modern, covetable workplace style for both men and women. The brand offers versatile workwear that can be styled for any occasion - from desk to dinner. Banana Republic also partners with notable fashion designers to offer exclusive limited-edition collections inspired by the designers' distinct styles and trends.
Acquired in 1983 with two stores, Banana Republic has evolved to offer collections that include apparel, handbags, shoes, jewelry, personal care products, and eyewear for men and women at higher price points than Gap. Today, customers can purchase Banana Republic products in our specialty and outlet stores, online, and in franchise stores.
Old Navy.  Old Navy opened its first store in 1994, offering fun, fashion, and value to the whole family. The brand offers customers on-trend clothing and accessories, as well as updated basics for adults, children, and babies, at great prices in a unique and energizing shopping environment. Customers can purchase Old Navy products in stores and online, which includes online-exclusive items such as a plus-size line. In July 2012, the brand opened its first store outside of North America in Odaiba, Japan.
Piperlime.  Launched in 2006, Piperlime offers a mix of private-label and branded apparel and jewelry as well as leading brands in shoes and handbags. The brand inspires customers with a fresh and unique mix of products, brands, and price points, as well as favorite picks and tips on how to wear the season's trends from famous guest editors. Customers can shop online and in the brand's first store, which opened in the SoHo neighborhood of New York in September 2012.
Athleta.  Acquired in September 2008, Athleta is Gap Inc.’s premier brand in the rapidly growing women's active apparel market. Athleta offers high-quality, stylish, and functional apparel, footwear, and accessories across a wide variety of sports and fitness activities, including crossover apparel and casualwear. Customers can purchase Athleta products online, in stores, and through catalogs.
Intermix. Gap, Inc. acquired Intermix Holdco Inc. ("Intermix") on December 31, 2012. Intermix is known for its tasteful mixing of luxury and contemporary fashion and offering the most coveted existing and up-and-coming designer brands. In addition to its array of seasonal must-haves, Intermix also offers exclusive designer product. Customers can shop in stores in the United States and Canada and online.

All sales are tendered for cash, debit cards, credit cards, or personal checks. We also issue and redeem gift cards through our brands. Gap, Banana Republic, and Old Navy each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2012 with 3,407 Company-operated and franchise store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.
During fiscal 2012, we operated two reportable segments: Stores and Direct.
Certain financial information about our reportable segments and international operations is set forth under the heading “Segment Information” in Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from over 1,000 vendors. Our vendors have facilities in about 40 countries. No vendor accounted for more than 5 percent of the dollar amount of our total fiscal 2012 purchases. Of our merchandise purchased during fiscal 2012, approximately 98 percent of all units were produced outside the United States, while the remaining 2 percent of all units were produced domestically. Approximately 26 percent of our merchandise units were produced in China. Product cost increases or events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the end-of-year holiday period.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime and Intermix, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Piperlime and Intermix, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our brands and enhance the customer experience through significant investments in marketing, enhancement of our online shopping sites, international expansion, remodeling of existing stores, and continued focus on customer service.

Trademarks and Service Marks
Gap, GapKids, babyGap, GapBody, Banana Republic, Old Navy, Piperlime, Athleta, and Intermix trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising
We have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in a number of countries throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Our efforts to expand internationally may not be successful” and “Risk Factors—Our franchise business is subject to certain risks not directly within our control and could impair the value of our brands” in Item 1A of this Form 10-K.

Inventory
The nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak holiday selling season when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use markdowns to clear merchandise. Also see the section entitled “Risk Factors—We must successfully gauge apparel trends and changing consumer preferences to succeed” in Item 1A of this Form 10-K.

Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. We are also faced with competition in European, Japanese, Chinese, and Canadian markets from established regional and national chains, and our franchisees face significant competition in the markets in which they operate. Also see the section entitled “Risk Factors—Our business is highly competitive” in Item 1A of this Form 10-K.

Employees
As of February 2, 2013, we had a workforce of approximately 136,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak end-of-year holiday period. We consider our relationship with our employees to be good.
To remain competitive in the apparel retail industry, we must attract, develop, and retain skilled employees in our design, merchandising, marketing, and other functions. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—We must successfully gauge apparel trends and changing consumer preferences to succeed” in Item 1A of this Form 10-K.

Available Information
We make available on our website, www.gapinc.com, under “Investors, Financial Information, SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.
Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Nominating Committees) and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” The Code of Business Conduct can be found on our website under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website.

Executive Officers of the Registrant
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Michelle Banks, 49, Executive Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer since March 2011; Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer from March 2008 to March 2011; Senior Vice President and General Counsel from November 2006 to March 2008; Vice President from March 2005 to November 2006; Associate General Counsel from February 2003 to March 2005; Senior Corporate Counsel from January 1999 to February 2003.
Jack Calhoun, 48, Global President, Banana Republic Brand since November 2012; President, Banana Republic North America from 2007 to October 2012; Executive Vice President, Merchandising and Marketing, Banana Republic North America from 2003 to 2007.
Colin Funnell, 51, Executive Vice President, Global Supply Chain since September 2011; Senior Vice President, Supply Chain Strategy, Strategic Sourcing, and Global Logistics from June 2010 to August 2011; Senior Vice President, Corporate Operations and Logistics from 2008 to June 2010; Senior Vice President, Logistics from 2006 to 2007; Senior Vice President, Global Production and Old Navy Supply Chain from 2004 to 2005.
John T. (Tom) Keiser, 47, Executive Vice President and Chief Information Officer since January 2010; Executive Vice President and Chief Information Officer of The Limited Brands, Inc., an apparel company, from 2006 to October 2009; Senior Vice President, INSIGHT Program of The Limited Brands, Inc. from 2004 to 2006.

Stefan Larsson, 38, Global President, Old Navy Brand since October 2012; Head of Global Sales, H&M Hennes & Mauritz AB from 2010 to 2012; Head of Global Expansion, H&M Hennes & Mauritz AB from 2009 to 2010; Head of Operations, Global Expansion, H&M Hennes & Mauritz AB from 2007 to 2009; Regional Manager, U.S. West Coast, H&M Hennes & Mauritz AB from 2005 to 2007.
Glenn Murphy, 51, Chairman and Chief Executive Officer since August 2007; Chief Executive Officer of Shoppers Drug Mart Corporation, a drug store chain, from 2001 to 2007.
Art Peck, 57, President, Growth, Innovation, and Digital division since November 2012; President, Gap North America from February 2011 to November 2012; Executive Vice President of Strategy and Operations from May 2005 to February 2011; President, Gap Inc. Outlet from October 2008 to February 2011; Acting President, Gap Inc. Outlet from February 2008 to October 2008; Senior Vice President of The Boston Consulting Group, a business consulting firm, from 1982 to May 2005.
Eva Sage-Gavin, 54, Executive Vice President, Global Human Resources and Corporate Affairs since February 2010; Executive Vice President, Human Resources, Communications and Global Responsibility from April 2008 to February 2010; Executive Vice President, Human Resources and Communications from February 2007 to April 2008; Executive Vice President, Human Resources from March 2003 to February 2007.
Sabrina Simmons, 49, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.
Stephen Sunnucks, 55, Global President, Gap Brand since November 2012; President, Gap Inc. International from April 2011 to November 2012; President, Gap Inc. Europe and International Strategic Alliances from April 2009 to April 2011; President, Gap Inc. Europe from June 2005 to April 2009.
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
The Company’s performance is subject to global economic conditions and their impact on levels of consumer spending worldwide. Some of the factors influencing consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty.
Adverse economic changes in any of the regions in which we sell our products, could reduce consumer confidence, and thereby could negatively affect earnings and have a material adverse effect on our results of operations. In a challenging and uncertain economic environment, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows, and financial position.

Our business is highly competitive.
The global apparel retail industry is highly competitive. We compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing apparel trends and customer demands;

•	attracting customer traffic;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to customers in several diverse market segments;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying age groups and tastes;

•	sourcing merchandise efficiently; and

•	providing strong and effective marketing support.
In addition, our franchisees face significant competition in the markets in which they operate. If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations could be adversely affected.
Furthermore, beginning in fiscal 2013, we will combine all channels and geographies under one global leader each for Gap, Banana Republic, and Old Navy. We do not have experience operating under this new global brand structure. If we are not successful in competing effectively under this structure, our results of operations could be adversely affected.

We must successfully gauge apparel trends and changing consumer preferences to succeed.
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our purchases are long, which may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets or fail to execute trends and deliver product to market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our operating results. Some of our past product offerings have not been well received by our broad and diverse customer base. Merchandise misjudgments could have a material adverse effect on our operating results.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions in the context of our new global brand structure announced in October 2012. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.
Fluctuations in the global apparel retail business especially affect the inventory owned by apparel retailers, as merchandise usually must be ordered well in advance of the season and frequently before apparel trends are evidenced by customer purchases. In addition, the nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.

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
Our current strategies include moving to a global brand structure and pursuing continued international expansion in a number of countries around the world through a number of channels. Beginning in fiscal 2013, we will combine all channels and geographies under one global leader each for Gap, Banana Republic, and Old Navy. Each global brand president will oversee their brand's specialty, outlet, online, and franchise operations. We currently plan to open additional Old Navy stores outside of North America, open additional Gap stores in China, open additional international outlet stores, and continue to grow online sales internationally. We have limited experience operating in some of these locations. In many of these locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Moreover, consumer tastes and trends may differ in many of these locations, and as a result, the sales of our products may not be successful or result in the margins we anticipate. In addition, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets, and liabilities denominated in currencies other than the U.S. dollar. Although we use instruments to hedge certain foreign currency risks, these measures may not succeed in offsetting all of the negative impact of foreign currency rate movements on our business and results of operations. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.

Our franchise business is subject to certain risks not directly within our control and could impair the value of our brands.
We enter into franchise agreements with unaffiliated franchisees to operate stores in many countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, foreign exchange, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

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
Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales and margins, including apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual, quarterly, and monthly basis. Over the past 24 months, our reported monthly comparable sales have ranged from an increase of 10 percent in July 2012 to a decrease of 10 percent in March 2011. Over the past five years, our reported gross margins have ranged from a high of 40.3 percent in fiscal 2009 to a low of 36.2 percent in fiscal 2011. In addition, over the past five years, our reported operating margins have ranged from a high of 13.4 percent in fiscal 2010 to a low of 9.9 percent in fiscal 2011.
Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and apparel trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance. Failure to meet the expectations of investors, securities analysts, or credit rating agencies in one or more future periods could reduce the market price of our common stock and cause our credit ratings to decline.

Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results or our business initiatives.
In the first quarter of fiscal 2011, given favorable market conditions and our history of generating consistent and strong operating cash flow, we made the strategic decision to issue debt. In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes due April 12, 2021. As a result, we have additional costs that include interest payable semiannually on the notes. We also entered into a $400 million five-year term loan due April 2016, which was funded in May 2011 and repaid in full in August 2012.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2012 with $1.5 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance of about $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operations decline significantly we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings.
We remain committed to maintaining a strong financial profile with ample liquidity. Proceeds from the debt issuance were used for general corporate purposes including share repurchases.
For further information on our debt and credit facilities, see Item 8, Financial Statements and Supplementary Data, Notes 5 and 6 of Notes to Consolidated Financial Statements of this Form 10-K.

Trade matters may disrupt our supply chain.
Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and other foreign governments, including the likelihood, type, or effect of any such restrictions. In addition, we face the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability, resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, and/or other trade disruptions.

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
We have entered into the eighth year of a ten-year non-exclusive services agreement under which IBM operates certain significant aspects of our IT infrastructure. Under the original agreement, this included supporting our mainframe, server, network and data center, and store operations, as well as help desk, end user support, and some disaster recovery. Since the original agreement in January 2006, we have amended the agreement to take back certain services originally performed by IBM. These returned services include services related to management of our server and data center environment, along with disaster recovery, circuit expense billing, database administration services, and help desk services for stores worldwide. All other services remain with IBM per the original agreement. Our ability to realize the expected benefits of this arrangement is subject to various risks, some of which are not within our complete control. These risks include, but are not limited to, disruption in services and the failure to protect the security and integrity of the Company’s data under the terms of the agreement. We are unable to provide assurances that some or all of these risks will not occur. Failure to effectively mitigate these risks, if they occur, could have a material adverse effect on our operations and financial results.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations, the operations of our franchisees, or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. To the extent any of these events occur, our operations and financial results could be adversely affected.

Failure of our vendors to adhere to our code of vendor conduct could harm our business.
We purchase nearly all merchandise from third-party vendors outside of the United States and we require those vendors to adhere to a code of vendor conduct and other environmental, labor, health, and safety standards for the benefit of their workers. From time to time, contractors or their subcontractors may not be in compliance with these standards or applicable local laws. Significant or continuing noncompliance with such standards and laws by one or more contractors could have a negative impact on our reputation and an adverse effect on our results of operations.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. As of February 2, 2013, the Company-operated stores aggregated approximately 36.9 million square feet. Almost all of these stores are leased, with one or more renewal options after our initial term. Economic terms vary by type of location.
We own approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, and Rocklin, California, of which approximately 448,000 square feet is leased to and occupied by others. We lease approximately 915,000 square feet of corporate office space located in San Francisco, Rocklin, Petaluma, and Los Angeles, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. Of the 8.6 million square feet of owned distribution space, 100,000 square feet is leased to others. We lease approximately 2.4 million square feet of distribution space located in Phoenix, Arizona; Grove City, Ohio; Northern Kentucky; Bolton, Ontario, Canada; and Stafford, England. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; Shanghai and Hong Kong, China; and Edison, New Jersey.
In January 2013, we announced that we will not renew our lease agreement for a significant portion of the Northern Kentucky distribution space when it expires in June 2013.
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
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 19, 2013 was 7,894. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2012 and 2011.

	Market Prices				Dividends Declared and Paid
	Fiscal 2012		Fiscal 2011		Fiscal Year
	High	Low	High	Low	2012	2011
1st Quarter	$28.77	$18.53	$23.35	$18.94	$0.125	$0.1125
2nd Quarter	$30.17	$25.02	$23.73	$17.41	0.125	0.1125
3rd Quarter	$37.85	$29.39	$19.68	$15.08	0.125	0.1125
4th Quarter	$36.15	$29.84	$20.41	$17.62	0.125	0.1125
					$0.50	$0.45

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 2, 2013, with (i) the cumulative total return of the Dow Jones U.S. Retail Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 2/3/2008)

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
02/02/08
01/31/09
01/30/10
01/29/11
01/28/12
02/02/13
The Gap, Inc.
S&P 500

Total Return Analysis

	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013
The Gap, Inc.	$100.00	$59.61	$102.81	$105.47	$106.47	$188.59
S&P 500	$100.00	$61.37	$81.71	$99.84	$104.05	$121.51
Dow Jones U.S. Apparel Retailers	$100.00	$53.55	$101.41	$125.79	$149.75	$187.51
Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the fourteen weeks ended February 2, 2013 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (October 28 - November 24)	604,798	$34.72	604,798	$518 million
Month #2 (November 25 - December 29)	16,400,381	$31.52	16,400,381	—
Month #3 (December 30 - February 2)	808,029	$31.41	808,029	$975 million
Total	17,813,208	$31.63	17,813,208
__________

(1)
On February 23, 2012, we announced that the Board of Directors approved a $1 billion share repurchase authorization. This authorization was completed by the end of December 2012. On January 3, 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. The new authorization has no expiration date.

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

	Fiscal Year (number of weeks)
	2012 (53)	2011 (52)	2010 (52)	2009 (52)	2008 (52)
Operating Results ($ in millions)
Net sales	$15,651	$14,549	$14,664	$14,197	$14,526
Gross margin	39.4%	36.2%	40.2%	40.3%	37.5%
Operating margin	12.4%	9.9%	13.4%	12.8%	10.7%
Net income	$1,135	$833	$1,204	$1,102	$967
Cash dividends paid	$240	$236	$252	$234	$243
Per Share Data (number of shares in millions)
Basic earnings per share	$2.35	$1.57	$1.89	$1.59	$1.35
Diluted earnings per share	$2.33	$1.56	$1.88	$1.58	$1.34
Weighted-average number of shares—basic	482	529	636	694	716
Weighted-average number of shares—diluted	488	533	641	699	719
Cash dividends declared and paid per share	$0.50	$0.45	$0.40	$0.34	$0.34
Balance Sheet Information ($ in millions)
Merchandise inventory	$1,758	$1,615	$1,620	$1,477	$1,506
Total assets	$7,470	$7,422	$7,065	$7,985	$7,564
Working capital	$1,788	$2,181	$1,831	$2,533	$1,847
Total long-term debt, less current maturities (1)	$1,246	$1,606	$—	$—	$—
Stockholders’ equity	$2,894	$2,755	$4,080	$4,891	$4,387
Other Data ($ and square footage in millions)
Purchases of property and equipment	$659	$548	$557	$334	$431
Acquisition of business, net of cash acquired (2)	$129	$—	$—	$—	$142
Percentage increase (decrease) in comparable sales (3)	5%	(4)%	2%	(3)%	(12)%
Number of Company-operated store locations open at year-end	3,095	3,036	3,068	3,095	3,149
Number of franchise store locations open at year-end	312	227	178	136	114
Number of store locations open at year-end (4)	3,407	3,263	3,246	3,231	3,263
Square footage of Company-operated store space at year-end	36.9	37.2	38.2	38.8	39.5
Percentage decrease in square footage of Company-operated store space at year-end	(0.8)%	(2.6)%	(1.5)%	(1.8)%	(0.3)%
Number of employees at year-end	136,000	132,000	134,000	135,000	134,000
__________

(1)	In April 2012, we made the first scheduled payment of $40 million related to our $400 million term loan and in August 2012, we repaid the remaining $360 million balance in full.

(2)
On September 28, 2008, we acquired all of the outstanding capital stock of Athleta, a women’s sports and active apparel company, for an aggregate purchase price of $148 million. On December 31, 2012, we acquired all of the outstanding capital stock of Intermix, a multi-brand specialty retailer of luxury and contemporary apparel and accessories, for an aggregate purchase price of $129 million.

(3)
Beginning in fiscal 2011, we report comparable sales including the associated comparable online sales. Comparable sales for fiscal 2010 have been recalculated to include the associated comparable online sales. Comparable sales for fiscal 2009 and 2008 exclude online sales.

(4)	Includes Company-operated and franchise store locations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, and beginning in November 2010, China and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition, our products are available to customers online in over 80 countries. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
We identify our operating segments based on the way we manage and evaluate our business activities. As of February 2, 2013, we have two reportable segments: Stores and Direct.
We are pleased with our fiscal 2012 results. We delivered against our stated priorities to drive increased sales with healthy merchandise margins, prudently invest in our business, grow earnings per share, and return excess cash to shareholders. We delivered positive comparable sales in North America for Gap, Banana Republic, and Old Navy in each of the four quarters of fiscal 2012. We executed on key expansion initiatives with 25 new Athleta stores, more than 30 new Gap stores in China, and our first Old Navy store in Japan. We generated $1.3 billion of free cash flow and distributed $1.3 billion to shareholders through dividends and share repurchases. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP (generally accepted accounting principles) financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.
Fiscal 2012 consisted of 53 weeks versus 52 weeks in fiscal 2011 and 2010. Net sales and operating results, as well as other metrics derived from the Consolidated Statement of Income, include the impact of the additional week; however, the comparable sales calculation excludes the 53rd week.
Financial results for fiscal 2012 are as follows:

•
Net sales for fiscal 2012 increased $1.1 billion to $15.7 billion compared with $14.5 billion for fiscal 2011. Comparable sales, which include the associated comparable online sales, for fiscal 2012 increased 5 percent compared with a 4 percent decrease last year.

•	Direct net sales for fiscal 2012 increased by 24 percent to $1.9 billion compared with $1.6 billion for fiscal 2011.

•	Gross profit for fiscal 2012 was $6.2 billion compared with $5.3 billion for fiscal 2011. Gross margin for fiscal 2012 was 39.4 percent compared with 36.2 percent for fiscal 2011.

•	Operating expenses for fiscal 2012 increased $393 million to $4.2 billion compared with $3.8 billion for fiscal 2011 and increased 0.6 percent as a percentage of net sales.

•	Operating margin for fiscal 2012 was 12.4 percent compared with 9.9 percent for fiscal 2011. Operating margin is defined as operating income as a percentage of net sales.

•	Net income for fiscal 2012 was $1.1 billion compared with $833 million for fiscal 2011. Diluted earnings per share increased 49 percent to $2.33 for fiscal 2012 compared with $1.56 for fiscal 2011.

•	In fiscal 2012, we generated free cash flow of $1.3 billion compared with free cash flow of $815 million for fiscal 2011.

•	During fiscal 2012, we repurchased about 34 million shares for $1.0 billion and paid cash dividends of $240 million.
In October 2012, we announced a new global brand structure that will guide our long-term growth strategies and shape our future management structure. Beginning in fiscal 2013, we will combine all channels and geographies under one global leader each for Gap, Banana Republic, and Old Navy. Each global brand president will oversee their brand's specialty, outlet, online, and franchise operations. Our newer brands (Piperlime, Athleta, and Intermix) will be managed within our new Growth, Innovation, and Digital division as part of the new structure.
Our business and financial priorities for fiscal 2013 are as follows:

•	grow sales with healthy merchandise margins;

•	manage our expenses in a disciplined manner;

•	deliver operating margin expansion and earnings per share growth; and

•	return excess cash to shareholders.

In addition to increasing sales within our existing business, we also plan to grow revenues through our new brands, channels, and geographies, including the following:

•	opening additional stores in Asia with a focus on Gap China and Old Navy Japan;

•	expanding our global outlet presence;

•	continuing to open franchise stores worldwide; and

•	opening additional Athleta stores.
In fiscal 2013, we expect diluted earnings per share to be in the range of $2.52 to $2.60.
Results of Operations
Net Sales
Net sales primarily consist of retail sales, online sales, and franchise revenues.
See Item 8, Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements for net sales by brand, region, and reportable segment.

Comparable Sales
The percentage change in comparable ("Comp") sales by brand and region and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	Fiscal Year
	2012	2011
Gap North America	6%	(4)%
Old Navy North America	6%	(3)%
Banana Republic North America	5%	(1)%
International	(3)%	(7)%
The Gap, Inc.	5%	(4)%
The percentage change in Comp store sales by brand and region and for total Company, excluding the associated comparable online sales, as compared with the preceding year, is as follows:

	Fiscal Year
	2012	2011
Gap North America	4%	(6)%
Old Navy North America	5%	(6)%
Banana Republic North America	3%	(2)%
International	(4)%	(9)%
The Gap, Inc.	3%	(6)%
Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each brand. The calculation of total Company Comp sales excludes the results of our franchise business, Piperlime, Athleta, and Intermix.
A store is included in the Comp sales calculations when it has been open and operated by Gap, Inc. for at least one calendar year and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp sales calculations until the first day they have comparable prior year sales.
A store is considered non-comparable (“Non-comp”) when it has been open and operated by Gap, Inc. for less than one calendar year or has changed its selling square footage by 15 percent or more within the past year.
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
Online Comp sales are defined as sales through online channels in all countries where we have existing Comp store sales.

Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2012	2011	2010
Net sales per average square foot (1)	$364	$337	$342
__________

(1)	Excludes net sales associated with our online, catalog, and franchise businesses.
Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2012	Fiscal 2012		February 2, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	30	83	990	10.2
Gap Europe	193	6	1	198	1.7
Gap Asia	152	45	6	191	1.9
Old Navy North America	1,016	26	32	1,010	17.6
Old Navy Asia	—	1	—	1	—
Banana Republic North America	581	22	13	590	4.9
Banana Republic Asia	31	9	2	38	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	25	—	35	0.2
Piperlime North America	—	1	—	1	—
Intermix North America (1)	—	—	—	31	0.1
Company-operated stores total	3,036	165	137	3,095	36.9
Franchise	227	98	13	312	N/A
Total	3,263	263	150	3,407	36.9
Increase (decrease) over prior year				4.4%	(0.8)%

	January 29, 2011	Fiscal 2011		January 28, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,111	23	91	1,043	10.7
Gap Europe	184	14	5	193	1.7
Gap Asia	135	22	5	152	1.5
Old Navy North America	1,027	32	43	1,016	18.1
Banana Republic North America	576	14	9	581	4.9
Banana Republic Asia	29	3	1	31	0.2
Banana Republic Europe	5	5	—	10	0.1
Athleta North America	1	9	—	10	—
Company-operated stores total	3,068	122	154	3,036	37.2
Franchise	178	52	3	227	N/A
Total	3,246	174	157	3,263	37.2
Increase (decrease) over prior year				0.5%	(2.6)%
__________

(1)
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix. The 31 stores acquired were not included as store openings for fiscal 2012; however, they are included in the ending number of store locations as of February 2, 2013.

Gap and Banana Republic outlet stores are reflected in each of the respective brands. In addition, we have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa.

In fiscal 2013, we expect to open about 190 Company-operated store locations (about 160 net of repositions) and close about 110 Company-operated store locations (about 80 net of repositions). We expect square footage for Company-operated stores to increase about 1 percent for fiscal 2013. We expect our franchisees to open about 75 franchise stores in fiscal 2013.

Net Sales Discussion
Our net sales for fiscal 2012 increased $1.1 billion compared with fiscal 2011 due to an increase in net sales of $735 million related to our Stores reportable segment and an increase in net sales of $367 million related to our Direct reportable segment. Fiscal 2012 consisted of 53 weeks.

•
For the Stores reportable segment, our net sales for fiscal 2012 increased $735 million compared with fiscal 2011. The increase was primarily due to an increase in Comp store sales, excluding the associated comparable online sales, for North America and incremental sales for new international stores; partially offset by the unfavorable impact of foreign exchange of $43 million. The foreign exchange impact is the translation impact if net sales for fiscal 2011 were translated at fiscal 2012 exchange rates.

•
For the Direct reportable segment, our net sales for fiscal 2012 increased $367 million compared with fiscal 2011. The increase was due to growth in our online business across all brands and the incremental sales related to new Athleta stores.

In fiscal 2012, our net sales (including Direct) for the U.S. and Canada were $13.3 billion, an increase of $914 million compared with $12.4 billion for fiscal 2011. In fiscal 2012, our net sales (including Direct and franchise), outside of the U.S. and Canada were $2.4 billion, an increase of $188 million compared with $2.2 billion for fiscal 2011.
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

In fiscal 2011, our net sales (including Direct) for the U.S. and Canada were $12.4 billion, a decrease of $353 million, or 3 percent, compared with $12.7 billion for fiscal 2010. In fiscal 2011, our net sales (including Direct and franchise) outside of the U.S. and Canada were $2.2 billion, an increase of $238 million, or 12 percent, compared with $1.9 billion for fiscal 2010.
In fiscal 2013, we will return to a 52-week fiscal year which could potentially impact the seasonality of net sales throughout the year as a result of the calendar shift of our fiscal quarters in fiscal 2013 compared with fiscal 2012. In addition, we expect foreign exchange rate fluctuations to have a meaningful impact on our net sales generated internationally. For example, if the Japanese yen continues to weaken against the U.S. dollar, our yen-based sales translated into U.S. dollars will vary significantly from prior years and could negatively impact our total Company net sales growth.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2012	2011	2010
Cost of goods sold and occupancy expenses	$9,480	$9,275	$8,775
Gross profit	$6,171	$5,274	$5,889
Cost of goods sold and occupancy expenses as a percentage of net sales	60.6%	63.8%	59.8%
Gross margin	39.4%	36.2%	40.2%
Cost of goods sold and occupancy expenses decreased 3.2 percentage points in fiscal 2012 compared with fiscal 2011.

•
Cost of goods sold decreased 2.0 percentage points in fiscal 2012 compared with fiscal 2011. The decrease in cost of goods sold as a percentage of net sales was primarily driven by decreased cost of merchandise as well as improved product acceptance resulting in improved regular price margins.

•
Occupancy expenses decreased 1.2 percentage points in fiscal 2012 compared with fiscal 2011. The decrease in occupancy expenses as a percentage of net sales was primarily driven by higher net sales without a corresponding increase in occupancy expenses.

Cost of goods sold and occupancy expenses increased 4.0 percentage points in fiscal 2011 compared with fiscal 2010.

•
Cost of goods sold increased 3.7 percentage points in fiscal 2011 compared with fiscal 2010. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased cost of merchandise primarily due to higher cotton prices.

•
Occupancy expenses increased 0.3 percentage points in fiscal 2011 compared with fiscal 2010. The increase in occupancy expenses as a percentage of net sales was primarily driven by lower net sales for the Stores reportable segment without a corresponding decrease in occupancy expenses, partially offset by higher net sales for the Direct reportable segment without a corresponding increase in occupancy expenses.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2012	2011	2010
Operating expenses	$4,229	$3,836	$3,921
Operating expenses as a percentage of net sales	27.0%	26.4%	26.7%
Operating margin	12.4%	9.9%	13.4%
Operating expenses increased $393 million, or 0.6 percentage points, in fiscal 2012 compared with fiscal 2011. The increase in operating expenses was primarily due to higher marketing expenses driven largely by investments in Gap brand marketing and customer relationship marketing, store payroll and other store-related expenses, and higher bonus expense.
Operating expenses decreased $85 million, or 0.3 percentage points, in fiscal 2011 compared with fiscal 2010. The decrease in operating expenses was primarily due to higher income from fees earned under the private label and co-branded credit card agreements, partially offset by an increase in marketing expenses.
In fiscal 2013, we expect operating margin to be about 13%.

Interest Expense (Reversal)

($ in millions)	Fiscal Year
	2012	2011	2010
Interest expense (reversal)	$87	$74	$(8)
Interest expense for fiscal 2012 and 2011 primarily consists of interest expense related to our $1.25 billion long-term debt, which was issued in April 2011, and $400 million term loan, which was funded in May 2011 and repaid in full in August 2012.
Interest expense for fiscal 2010 includes an interest expense reversal of $15 million from the reduction of interest expense accruals resulting primarily from the filing of a U.S. federal income tax accounting method change application and the resolution of the Internal Revenue Service's review of the Company's federal income tax returns and refund claims for fiscal 2001 through 2006.

Income Taxes

($ in millions)	Fiscal Year
	2012	2011	2010
Income taxes	$726	$536	$778
Effective tax rate	39.0%	39.2%	39.3%
The decrease in the effective tax rate for fiscal 2012 compared with fiscal 2011 was the result of slight changes in the individual components of the effective tax rate. The changes were primarily due to the impact of higher federal tax credits, which were partially offset by an increase in our state taxes as a result of changes in the mix of state earnings in fiscal 2012.

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
We currently expect the fiscal 2013 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.
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
In the first quarter of fiscal 2011, we made the strategic decision to issue debt in the aggregate amount of $1.65 billion. Given favorable market conditions and our history of generating consistent and strong operating cash flow, we took this step to provide a more optimal capital structure. We remain committed to maintaining a strong financial profile with ample liquidity. Proceeds from the debt issuance were available for general corporate purposes, including share repurchases. During fiscal 2012, we repaid our $400 million, five-year, unsecured term loan in full.
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	February 2, 2013	January 28, 2012	January 29, 2011
Cash and cash equivalents and short-term investments	$1,510	$1,885	$1,661
Debt	$1,246	$1,665	$3
Working capital	$1,788	$2,181	$1,831
Current ratio	1.76:1	2.02:1	1.87:1
As of February 2, 2013, about half of our cash and cash equivalents were held in the U.S. and are generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2012 increased $573 million compared with fiscal 2011, primarily due to the following:

•	an increase in net income in fiscal 2012 compared with fiscal 2011;

•	an increase related to income taxes payable, net of prepaid income taxes and other tax-related items, in fiscal 2012 compared with fiscal 2011 primarily due to the timing of tax payments;

•	an increase related to accrued expenses and other current liabilities in fiscal 2012 compared with fiscal 2011 primarily due to a higher bonus accrual in fiscal 2012 compared with fiscal 2011; and

•	an increase related to accounts payable in fiscal 2012 compared with fiscal 2011 primarily due to the volume and timing of payments; partially offset by

•	an increase in merchandise inventory in fiscal 2012 compared with fiscal 2011 primarily due to the timing of inventory receipts.
Net cash provided by operating activities during fiscal 2011 decreased $381 million compared with fiscal 2010, primarily due to the following:

•	a decrease in net income in fiscal 2011 compared with fiscal 2010.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking over a total of about eight weeks during the end-of-year holiday period. The seasonality of our operations, combined with the calendar shift of weeks in fiscal 2013 compared with fiscal 2012 as a result of the 53rd week in fiscal 2012, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
In fiscal 2013, we expect depreciation and amortization, net of amortization of lease incentives, to be about $475 million.

Cash Flows from Investing Activities
Our cash outflows for investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during fiscal 2012 increased $390 million compared with fiscal 2011, primarily due to the following:

•	$50 million of net purchases of short-term investments in fiscal 2012 compared with $100 million of net maturities in fiscal 2011;

•	$129 million used for the acquisition of Intermix in fiscal 2012; and

•	$111 million more property and equipment purchases in fiscal 2012 compared with fiscal 2011.
Net cash used for investing activities during fiscal 2011 increased $25 million compared with fiscal 2010, primarily due to the following:

•	$25 million less net maturities of short-term investments in fiscal 2011 compared with fiscal 2010.
In fiscal 2012, capital expenditures were $659 million. In fiscal 2013, we expect capital expenditures to be about $675 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of the repurchases of our common stock, repayments of debt, and dividend payments. Cash inflows primarily consist of proceeds from the issuance of debt and proceeds from issuances under share-based compensation plans, net of withholding tax payments. Net cash used for financing activities during fiscal 2012 increased $879 million compared with fiscal 2011, primarily due to the following:

•	$1.6 billion of proceeds from our issuance of long-term debt in fiscal 2011; and

•	$400 million of payments of long-term debt in fiscal 2012; partially offset by

•	$1.1 billion less repurchases of common stock in fiscal 2012 compared with fiscal 2011.
Net cash used for financing activities during fiscal 2011 decreased $1.5 billion compared with fiscal 2010, primarily due to the following:

•	$1.6 billion of proceeds from our issuance of long-term debt in fiscal 2011; partially offset by

•	$133 million more repurchases of common stock in fiscal 2011 compared with fiscal 2010.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2012	2011	2010
Net cash provided by operating activities	$1,936	$1,363	$1,744
Less: Purchases of property and equipment	(659)	(548)	(557)
Free cash flow	$1,277	$815	$1,187

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
In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million were payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest was payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin based on our long-term senior unsecured credit ratings. In April 2012, we repaid $40 million on the term loan and in August 2012, we repaid the remaining $360 million reducing the outstanding balance on the term loan to zero.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in April 2016. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 2, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $30 million of outstanding standby letters of credit, was $470 million as of February 2, 2013.
On April 7, 2011, we obtained long-term senior unsecured credit ratings from Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s Rating Service (“Standard & Poor’s”) continues to rate us BB+. As of February 2, 2013, there were no changes in these credit ratings. Any future reduction in the Moody’s or Standard & Poor’s ratings would increase any future interest expense if we were to draw on the Facility. If a one notch reduction in our Moody’s or Standard & Poor’s ratings were to occur during fiscal 2013, the increase in our interest expense for fiscal 2013 would be immaterial.
We also have two separate agreements to make unsecured revolving credit facilities available for our operations in China (the “China Facilities”). The China Facilities are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The 196 million Chinese yuan China Facilities expired in the third quarter of fiscal 2012 and they were subsequently renewed with an increased availability of 250 million Chinese yuan ($40 million as of February 2, 2013) and no expiration date. As of February 2, 2013, there were no borrowings under the China Facilities. There were 24 million Chinese yuan ($4 million as of February 2, 2013) in bank guarantees related to store leases under the China Facilities as of February 2, 2013. The China Facility agreements do not contain any financial covenants.
As of February 2, 2013, we also had a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. As of February 2, 2013, we had no material trade letters of credit issued under this letter of credit agreement. Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped.
The Facility and letter of credit agreement contain financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of February 2, 2013, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We increased our annual dividend, which had been $0.45 per share for fiscal 2011, to $0.50 per share for fiscal 2012. We intend to increase our annual dividend to $0.60 per share for fiscal 2013.

Share Repurchases
Between February 2010 and February 2012, the Board of Directors authorized a total of $5.25 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $975 million was remaining as of February 2, 2013.
During fiscal 2012, we repurchased approximately 34 million shares for $1.0 billion, including commissions, at an average price per share of $29.89.
Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of February 2, 2013. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (1)	$—	$—	$—	$1,250	$1,250
Interest payments on long-term debt	74	149	149	260	632
Liabilities for unrecognized tax benefits (2)	7	—	—	—	7
Operating leases (3)	1,093	1,993	1,337	1,709	6,132
Purchase obligations and commitments (4)	3,029	190	12	—	3,231
Total contractual cash obligations	$4,203	$2,332	$1,498	$3,219	$11,252
__________

(1)	Represents principal maturities, excluding interest. See Note 5 of Notes to Consolidated Financial Statements.

(2)
Excludes $102 million of long-term liabilities recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of February 2, 2013, as the amount relates to uncertain tax positions and we are not able to reasonably estimate when cash payments will occur.

(3)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 11 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(4)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $97 million (of which $30 million was issued under the Facility), surety bonds of $38 million, and bank guarantees of $12 million outstanding as of February 2, 2013.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)
The majority of our contractual obligations relate to operating leases for our stores. Future minimum lease payments represent commitments under non-cancelable operating leases and are disclosed in the table above with additional information provided in Item 8, Financial Statements and Supplementary Data, Note 11 of Notes to Consolidated Financial Statements.
Our other off-balance sheet arrangements are disclosed in Item 8, Financial Statements and Supplementary Data, Note 15 of Notes to Consolidated Financial Statements.
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

Merchandise Inventory
We value inventory at the lower of cost or market (“LCM”), with cost determined using the weighted-average cost method. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use markdowns to clear merchandise. We record an adjustment to inventory when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.
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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available, which for retail stores is at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $8 million, $16 million, and $8 million for fiscal 2012, 2011, and 2010, respectively.
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
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $99 million and $85 million of the respective purchase prices to goodwill. The carrying amount of goodwill was $184 million as of February 2, 2013. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the first step of the two-step goodwill impairment test is required to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed our Direct operating segment to be the reporting unit at which goodwill is tested for Athleta and for fiscal 2012, we have identified Intermix as the reporting unit at which goodwill is tested for Intermix. During the fourth quarter of fiscal 2012, we completed our annual impairment testing of goodwill and we did not recognize any impairment charges. We determined that as of the date of our annual impairment review, the fair value of goodwill attributable to Athleta significantly exceeded its carrying amount, and it is not more likely than not that the fair value of the Direct reporting unit is less than its carrying amount. The fair value of the goodwill attributable to Intermix, as determined on December 31, 2012 (the date of acquisition), is equal to its carrying amount as of February 2, 2013.
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $54 million and $38 million of the respective purchase prices to trade names. The carrying amount of the trade names was $92 million as of February 2, 2013. A trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade names is determined using the relief from royalty method. During the fourth quarter of fiscal 2012, we completed our annual impairment review of the trade names and we did not recognize any impairment charges. The fair value of the Athleta trade name significantly exceeded its carrying amount as of the date of our annual impairment review. The fair value of the Intermix trade name, as determined on December 31, 2012 (the date of acquisition), is equal to its carrying amount as of February 2, 2013.
These analyses require management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates and royalty rates, which can be affected by economic conditions and other factors that can be difficult to predict.
We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate impairment losses of long-lived assets, goodwill, and intangible assets. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to impairment losses that could be material.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers
Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote, which is three years after the gift card, gift certificate, or credit voucher is issued. When breakage income is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Our gift cards, gift certificates, and credit vouchers do not have expiration dates.

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual rate of redemption for gift cards, gift certificates, and credit vouchers increases significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate breakage income in the past three fiscal years.

Income Taxes
We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future income, taxable income, and the mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the mix and level of income or losses, changes in the expected outcome of audits, or changes in the deferred tax valuation allowance.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge the following using foreign exchange forward contracts: (1) a significant portion of forecasted merchandise purchases denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forecasted intercompany royalty payments; (3) forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies; and (4) intercompany obligations that bear foreign exchange risk. We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The principal currencies hedged against changes in the U.S. dollar are British pounds, Canadian dollars, Euro, and Japanese yen. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 8 of Notes to Consolidated Financial Statements. Our derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as of the balance sheet dates. As of February 2, 2013, we had foreign exchange forward contracts outstanding related to our forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, forecasted intercompany revenue transactions, and intercompany obligations that bear foreign exchange risk to buy the notional amounts of $988 million and 31 million British pounds. As of February 2, 2013, we had foreign exchange forward contracts outstanding to hedge the net assets of our subsidiaries in the notional amount of 25 million Euro.
We have performed a sensitivity analysis as of February 2, 2013 based on a model that measures the impact of a hypothetical 10 percent adverse change in the level of foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying exposure, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of February 2, 2013. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $33 million as of February 2, 2013.

Long-Term Debt
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. The Notes are not subject to interest rate risk, as they have a fixed interest rate.

Cash Equivalents
We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $6 million in fiscal 2012.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Gap, Inc.:

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three fiscal years in the period ended February 2, 2013. We also have audited the Company's internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Deloitte & Touche LLP
San Francisco, California
March 26, 2013

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 2, 2013	January 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,460	$1,885
Short-term investments	50	—
Merchandise inventory	1,758	1,615
Other current assets	864	809
Total current assets	4,132	4,309
Property and equipment, net	2,619	2,523
Other long-term assets	719	590
Total assets	$7,470	$7,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$—	$59
Accounts payable	1,144	1,066
Accrued expenses and other current liabilities	1,092	998
Income taxes payable	108	5
Total current liabilities	2,344	2,128
Long-term liabilities:
Long-term debt	1,246	1,606
Lease incentives and other long-term liabilities	986	933
Total long-term liabilities	2,232	2,539
Commitments and contingencies (see Notes 11 and 15)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares and Issued 1,106 shares for all periods presented; Outstanding 463 and 485 shares	55	55
Additional paid-in capital	2,864	2,867
Retained earnings	13,259	12,364
Accumulated other comprehensive income	181	229
Treasury stock at cost (643 and 621 shares)	(13,465)	(12,760)
Total stockholders' equity	2,894	2,755
Total liabilities and stockholders' equity	$7,470	$7,422

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2012	2011	2010
Net sales	$15,651	$14,549	$14,664
Cost of goods sold and occupancy expenses	9,480	9,275	8,775
Gross profit	6,171	5,274	5,889
Operating expenses	4,229	3,836	3,921
Operating income	1,942	1,438	1,968
Interest expense (reversal)	87	74	(8)
Interest income	(6)	(5)	(6)
Income before income taxes	1,861	1,369	1,982
Income taxes	726	536	778
Net income	$1,135	$833	$1,204
Weighted-average number of shares—basic	482	529	636
Weighted-average number of shares—diluted	488	533	641
Earnings per share—basic	$2.35	$1.57	$1.89
Earnings per share—diluted	$2.33	$1.56	$1.88
Cash dividends declared and paid per share	$0.50	$0.45	$0.40

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2012	2011	2010
Net income	$1,135	$833	$1,204
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (tax benefit) of $-, $(2), and $6	(71)	24	37
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $18, $(8), and $(19)	28	(11)	(31)
Reclassification adjustment for realized (gains) losses on derivative financial instruments, net of (tax) tax benefit of $(4), $20, and $14	(5)	31	24
Other comprehensive income (loss), net of tax	(48)	44	30
Comprehensive income	$1,087	$877	$1,234

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
($ and shares in millions)	Shares	Amount				Shares	Amount	Total
Balance as of January 30, 2010	1,106	$55	$2,935	$10,815	$155	(430)	$(9,069)	$4,891
Net income				1,204				1,204
Foreign currency translation, net of tax of $6					37			37
Change in fair value of derivative financial instruments, net of tax benefit of $(19)					(31)			(31)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $14					24			24
Repurchases of common stock						(96)	(1,956)	(1,956)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(89)			8	159	70
Tax benefit from exercise of stock options and vesting of stock units			11					11
Share-based compensation, net of estimated forfeitures			82					82
Cash dividends				(252)				(252)
Balance as of January 29, 2011	1,106	55	2,939	11,767	185	(518)	(10,866)	4,080
Net income				833				833
Foreign currency translation, net of tax benefit of $(2)					24			24
Change in fair value of derivative financial instruments, net of tax benefit of $(8)					(11)			(11)
Reclassification adjustment for realized losses on derivative financial instruments, net of tax benefit of $20					31			31
Repurchases of common stock						(111)	(2,096)	(2,096)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(140)			8	202	62
Tax benefit from exercise of stock options and vesting of stock units			10					10
Share-based compensation, net of estimated forfeitures			58					58
Cash dividends				(236)				(236)
Balance as of January 28, 2012	1,106	55	2,867	12,364	229	(621)	(12,760)	2,755
Net income				1,135				1,135
Foreign currency translation, net of tax of $-					(71)			(71)
Change in fair value of derivative financial instruments, net of tax of $18					28			28
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(4)					(5)			(5)
Repurchases of common stock						(34)	(1,026)	(1,026)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(147)			12	321	174
Tax benefit from exercise of stock options and vesting of stock units			33					33
Share-based compensation, net of estimated forfeitures			111					111
Cash dividends				(240)				(240)
Balance as of February 2, 2013	1,106	$55	$2,864	$13,259	$181	(643)	$(13,465)	$2,894
See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$1,135	$833	$1,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	592	648
Amortization of lease incentives	(76)	(86)	(86)
Share-based compensation	113	58	77
Tax benefit from exercise of stock options and vesting of stock units	33	10	11
Excess tax benefit from exercise of stock options and vesting of stock units	(34)	(13)	(11)
Non-cash and other items	11	74	55
Deferred income taxes	(37)	(11)	93
Changes in operating assets and liabilities:
Merchandise inventory	(143)	4	(127)
Other current assets and other long-term assets	(44)	(101)	(87)
Accounts payable	91	11	(7)
Accrued expenses and other current liabilities	68	(45)	(141)
Income taxes payable, net of prepaid and other tax-related items	146	(91)	66
Lease incentives and other long-term liabilities	114	128	49
Net cash provided by operating activities	1,936	1,363	1,744
Cash flows from investing activities:
Purchases of property and equipment	(659)	(548)	(557)
Purchases of short-term investments	(200)	(50)	(475)
Maturities of short-term investments	150	150	600
Acquisition of business	(129)	—	—
Other	(6)	(6)	3
Net cash used for investing activities	(844)	(454)	(429)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	16	6
Payments of short-term debt	(19)	—	(3)
Proceeds from issuance of long-term debt	—	1,646	—
Payments of long-term debt issuance costs	—	(11)	—
Payments of long-term debt	(400)	—	—
Proceeds from issuances under share-based compensation plans, net of withholding tax payments of $147, $140, and $88	174	62	70
Repurchases of common stock	(1,030)	(2,092)	(1,959)
Excess tax benefit from exercise of stock options and vesting of stock units	34	13	11
Cash dividends paid	(240)	(236)	(252)
Net cash used for financing activities	(1,481)	(602)	(2,127)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(36)	17	25
Net increase (decrease) in cash and cash equivalents	(425)	324	(787)
Cash and cash equivalents at beginning of period	1,885	1,561	2,348
Cash and cash equivalents at end of period	$1,460	$1,885	$1,561
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$74	$61	$59
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$83	$45	$1
Cash paid for income taxes during the period	$582	$599	$677
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended February 2, 2013, January 28, 2012, and January 29, 2011
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware Corporation, is a global retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, and beginning in November 2010, China and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa. In addition, our products are available to customers online in over 80 countries.
We identify our operating segments based on the way we manage and evaluate our business activities. As of February 2, 2013, we have two reportable segments: Stores and Direct.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 2, 2013 (fiscal 2012) consisted of 53 weeks. The fiscal years ended January 28, 2012 (fiscal 2011) and January 29, 2011 (fiscal 2010) consisted of 52 weeks.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Short-Term Investments
Cash includes funds deposited in banks as well as amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days. The majority of these amounts are processed within five business days.
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

Restricted Cash
Restricted cash consists primarily of cash that serves as collateral for our insurance obligations. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash relates to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets in the Consolidated Balance Sheets.

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
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period in which the underlying transaction occurs. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and is reclassified into income in the period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. For derivative financial instruments not designated as hedging instruments, the gain or loss on the derivative financial instruments is recorded in operating expenses in the Consolidated Statements of Income. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

Lease Rights, Key Money, and Favorable Lease Assets
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
In connection with our acquisition of Intermix, we acquired favorable lease assets as a result of leases with terms that were considered favorable relative to market terms for similar leases as of the date of acquisition. The favorable lease assets will be recognized as rent expense in cost of goods sold and occupancy expenses in the Consolidated Statements of Income over the remaining term of the leases.

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

Treasury Stock
We account for treasury stock under the cost method, using the first-in, first-out flow assumption, and we include treasury stock as a component of stockholders’ equity.

Revenue Recognition
We recognize revenue and the related cost of goods sold at the time the products are received by the customers. Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. For sales through online and catalog orders, we estimate and defer recognition of revenue and the related product costs for shipments that are in-transit to the customer. Revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities. Allowances for estimated returns are recorded based on estimated margin using our historical return patterns.
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
The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies. Merchandise handling and receiving expenses and distribution center general and administrative expenses recorded in operating expenses were $231 million, $224 million, and $226 million in fiscal 2012, 2011, and 2010, respectively.

Rent Expense
Minimum rent expense is recognized over the term of the lease. We recognize minimum rent starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. We also receive tenant allowances upon entering into certain leases, which are recorded as a short-term or long-term tenant allowance liability and amortized using the straight-line method as a reduction to rent expense over the term of the lease. A co-tenancy failure by our landlord during the lease term may result in a reduction of the required cash payments made to the landlord for the duration of the co-tenancy failure and is recorded as a reduction to rent expense as the reduced cash payments are made. Future payments for common area maintenance, insurance, real estate taxes, and other occupancy costs the Company is obligated to make are excluded from minimum lease payments.
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

A trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of a trade name is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates and royalty rates.
Goodwill and other indefinite-lived intangible assets, including the trade names, are recorded in other long-term assets in the Consolidated Balance Sheets.

Lease Losses
The decision to close a store, corporate facility, or distribution center can result in accelerated depreciation and amortization over the revised remaining useful lives of the associated long-lived assets. In addition, upon exiting leased premises, we record a charge and corresponding lease loss reserve equal to the incremental amount of the present value of the net future obligation greater than the remaining rent-related deferred balances. The net future obligation is determined as the remaining contractual rent obligations less the amount for which we are able to or expect to be able to sublease the properties. We estimate the amount for which we expect to be able to sublease the properties based on the status of our efforts to sublease vacant office space and stores, a review of real estate market conditions, our projections for sublease income, and our assumptions regarding sublease commencement. Lease losses are recorded in operating expenses in the Consolidated Statements of Income.

Pre-Opening Costs
Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and payroll expenses incurred prior to the opening of a new store or other facility, are expensed in the period in which they occur.

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $653 million, $548 million, and $516 million in fiscal 2012, 2011, and 2010, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.
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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers
Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed. We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote. Based on our historical information, three years after the gift card, gift certificate, or credit voucher is issued, we can determine the portion of the liability where redemption is remote. When breakage income is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion of gift certificates and credit vouchers to relevant jurisdictions. Our gift cards, gift certificates, and credit vouchers do not have expiration dates.

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

Earnings per Share
Basic earnings per share is computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net income divided by the weighted-average number of common shares outstanding for the period including common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive. Stock options and other stock awards that contain performance conditions are not included in the calculation of common stock equivalents until such performance conditions have been achieved.

Foreign Currency
Our international subsidiaries primarily use local currencies as the functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded in the Consolidated Statements of Comprehensive Income and in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income. The aggregate transaction gains and losses included in the Consolidated Statements of Income were as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
Foreign currency transaction losses	$(3)	$(7)	$(1)

Comprehensive Income
In the first quarter of fiscal 2012, we adopted the revised requirements issued by the Financial Accounting Standards Board ("FASB") to present comprehensive income in a separate statement. Comprehensive income is comprised of net income and other gains and losses affecting equity that are excluded from net income. The components of OCI consist of foreign currency translation gains and losses, net of tax, changes in the fair value of derivative financial instruments, net of tax, and reclassification adjustments for realized gains and losses on derivative financial instruments, net of tax.

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

Recent Accounting Pronouncements
In July 2012, the FASB issued an accounting standards update (“ASU”) to simplify the manner in which entities may test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt the provisions of the ASU in the first quarter of fiscal 2013. We do not expect the adoption of the ASU to have a material impact on our Consolidated Financial Statements.
In February 2013, the FASB issued an ASU that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The ASU requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The ASU is effective for annual and interim reporting periods beginning after December 15, 2012 and as such, we will adopt the disclosure provisions in the first quarter of fiscal 2013.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments consist of the following:

($ in millions)	February 2, 2013	January 28, 2012
Cash (1)	$942	$876
Bank certificates of deposit and time deposits	304	685
Money market funds	189	224
Domestic commercial paper	25	100
Cash equivalents	518	1,009
Cash and cash equivalents	$1,460	$1,885
Bank certificates of deposit and time deposits	$50	$—
Short-term investments	$50	$—
__________

(1)	Cash includes $71 million and $59 million of amounts in transit from banks for customer credit card and debit card transactions as of February 2, 2013 and January 28, 2012, respectively.
We did not record any impairment charges on our cash equivalents or short-term investments in fiscal 2012, 2011, or 2010.

Other Current Assets
Other current assets consist of the following:

($ in millions)	February 2, 2013	January 28, 2012
Accounts receivable	$331	$297
Current portion of deferred tax assets	220	205
Prepaid minimum rent and occupancy expenses	147	144
Prepaid income taxes	60	101
Derivative financial instruments	49	12
Prepaid catalog expenses	4	2
Restricted cash	—	6
Other	53	42
Other current assets	$864	$809

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 2, 2013	January 28, 2012
Leasehold improvements	$3,131	$3,168
Furniture and equipment	2,464	2,463
Land, buildings, and building improvements	1,101	1,096
Software	1,078	960
Construction-in-progress	136	96
Property and equipment, at cost	7,910	7,783
Less: Accumulated depreciation	(5,291)	(5,260)
Property and equipment, net of accumulated depreciation	$2,619	$2,523
Depreciation expense for property and equipment was $554 million, $586 million, and $639 million for fiscal 2012, 2011, and 2010, respectively.
Interest of $6 million and $4 million related to assets under construction was capitalized in fiscal 2012 and 2011, respectively. No interest related to assets under construction was capitalized in fiscal 2010.
We recorded a charge for the impairment of long-lived assets related to our Stores reportable segment of $8 million, $16 million, and $8 million for fiscal 2012, 2011, and 2010, respectively, which is recorded in operating expenses in the Consolidated Statements of Income.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	February 2, 2013	January 28, 2012
Long-term income tax-related assets	$244	$258
Goodwill	184	99
Trade names	92	54
Lease rights, key money, and favorable lease assets, net of accumulated amortization of $144 and $140	31	22
Deferred compensation plan assets	27	22
Restricted cash	11	11
Other indefinite-lived intangible assets	6	—
Intangible assets subject to amortization, net of accumulated amortization of $15 and $14	3	1
Derivative financial instruments	2	1
Other	119	122
Other long-term assets	$719	$590
Both the cost and accumulated amortization of lease rights and key money are impacted by fluctuations in foreign currency exchange rates. Amortization expense associated with lease rights and key money was $4 million, $4 million, and $5 million in fiscal 2012, 2011, and 2010, respectively.
In connection with our acquisition of Intermix, we acquired favorable lease assets of $10 million which will be recognized as rent expense in cost of goods sold and occupancy expenses in the Consolidated Statements of Income over the remaining term of the leases. There was no material rent expense recognized related to the favorable lease assets in fiscal 2012.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 2, 2013	January 28, 2012
Accrued compensation and benefits	$369	$292
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	232	228
Short-term deferred rent and tenant allowances	93	104
Insurance liabilities	72	70
Sales return allowance	27	21
Accrued advertising	26	26
Credit card reward points and certificates liability	18	14
Derivative financial instruments	14	14
Short-term asset retirement obligations	6	9
Short-term lease loss reserve	5	5
Other	230	215
Accrued expenses and other current liabilities	$1,092	$998
The activity related to short-term asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates. The activity was not material for fiscal 2012 or 2011.
No other individual items accounted for greater than five percent of total current liabilities as of February 2, 2013 or January 28, 2012.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	February 2, 2013	January 28, 2012
Long-term deferred rent, tenant allowances, and unfavorable lease liabilities	$750	$705
Long-term income tax-related liabilities	132	129
Long-term asset retirement obligations	49	47
Deferred compensation plan liabilities	27	22
Long-term lease loss reserve	1	4
Other	27	26
Lease incentives and other long-term liabilities	$986	$933
The activity related to long-term asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates. The activity was not material for fiscal 2012 or 2011.
In connection with our acquisition of Intermix, we assumed unfavorable lease liabilities of $20 million as a result of leases with terms that were considered unfavorable relative to market terms for similar leases as of the date of acquisition. The unfavorable lease liabilities will be recognized as a reduction of rent expense in cost of goods sold and occupancy expenses in the Consolidated Statements of Income over the remaining term of the leases. There was no material amount recognized in cost of goods sold and occupancy expenses related to the unfavorable lease liabilities in fiscal 2012.

Accumulated Other Comprehensive Income
Accumulated OCI consists of the following:

($ in millions)	February 2, 2013	January 28, 2012
Foreign currency translation, net of tax	$158	$229
Accumulated changes in fair value of derivative financial instruments, net of tax	23	—
Accumulated other comprehensive income	$181	$229

Sales Return Allowance
A summary of activity in the sales return allowance account is as follows:

($ in millions)	February 2, 2013	January 28, 2012	January 29, 2011
Balance at beginning of fiscal year	$21	$22	$22
Additions	845	720	712
Returns	(839)	(721)	(712)
Balance at end of fiscal year	$27	$21	$22
The amount of additions and returns for fiscal 2011 have been corrected in the table above to $720 million and $721 million, respectively, to appropriately reflect sales return allowance activities during fiscal 2011. This correction did not have any impact on the Consolidated Financial Statements for any period reported.
Note 3. Acquisition
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix, a multi-brand retailer of luxury and contemporary women's apparel and accessories based in New York, New York, for an aggregate purchase price of $129 million in cash. The acquisition will allow us to extend our portfolio of brands and further penetrate the higher-end apparel market with an established brand.
The results of operations for Intermix since the date of acquisition are not material to the Consolidated Statements of Income. In addition, the impact of the acquisition on the Company's results of operations, as if the acquisition had been completed on the first day of fiscal 2011, is not significant.

The preliminary purchase price allocation as of December 31, 2012 was as follows:

($ in millions)
Goodwill	$85
Trade name	38
Intangible assets subject to amortization	3
Net assets acquired	3
Total purchase price	$129
The purchase price allocation above is subject to adjustments as the fair values are finalized.
All of the assets and liabilities acquired, including goodwill, have been allocated to the Direct reportable segment. None of the goodwill acquired is deductible for tax purposes.
See Note 4 of Notes to Consolidated Financial Statements for disclosures about goodwill and intangible assets.
Note 4. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Consolidated Balance Sheets:

($ in millions)	February 2, 2013	January 28, 2012
Goodwill	$184	$99
Trade names	$92	$54
Other indefinite-lived intangible assets	$6	$—
Intangible assets subject to amortization	$18	$15
Less: Accumulated amortization	(15)	(14)
Intangible assets subject to amortization, net	$3	$1

Goodwill
As discussed in Note 3 of Notes to Consolidated Financial Statements, we preliminarily allocated $85 million to goodwill as part of our acquisition of Intermix on December 31, 2012. During fiscal 2012, 2011, and 2010, there were no changes in the $99 million carrying amount of goodwill related to Athleta. The goodwill associated with both Athleta and Intermix is allocated to the Direct reportable segment.
During the fourth quarter of fiscal 2012, we completed our annual impairment test of goodwill and we did not recognize any impairment charges.

Other Intangible Assets
As discussed in Note 3 of Notes to Consolidated Financial Statements, we allocated $38 million to trade name and $3 million to intangible assets subject to amortization in connection with our acquisition of Intermix. The intangible assets subject to amortization related to Intermix consist of customer relationships and a non-compete agreement that will be amortized over a period of four years and one year, respectively. There was no material amortization expense recognized in operating expenses in the Consolidated Statement of Income in fiscal 2012 related to Intermix's intangible assets subject to amortization. The future amortization expense associated with Intermix's intangible assets subject to amortization is $2 million in fiscal 2013 and immaterial amounts in each of the following three fiscal years.
During fiscal 2012, 2011, and 2010, there were no changes in the $54 million carrying amount of Athleta's trade name. Athleta's intangible assets subject to amortization of $15 million, consisting primarily of customer relationships, were fully amortized in fiscal 2012. Amortization expense for Athleta's intangible assets subject to amortization was $1 million, $2 million, and $4 million for fiscal 2012, 2011, and 2010, respectively, and it is recorded in operating expenses in the Consolidated Statements of Income.
During the fourth quarter of fiscal 2012, we completed our annual impairment test of trade names and we did not recognize any impairment charges.

Note 5. Long-Term Debt
Long-term debt consists of the following:

($ in millions)	February 2, 2013	January 28, 2012
Notes	$1,246	$1,246
Term loan	—	400
Total long-term debt	1,246	1,646
Less: Current portion	—	(40)
Total long-term debt, less current portion	$1,246	$1,606
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees of $11 million. The net proceeds were available for general corporate purposes, including repurchases of our common stock. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. We have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of February 2, 2013 and January 28, 2012, the estimated fair value of the Notes was $1.41 billion and $1.19 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year.
In April 2011, we also entered into a $400 million, five-year, unsecured term loan due April 2016, which was funded in May 2011. Repayments of $40 million were payable on April 7 of each year, commencing on April 7, 2012, with a final repayment of $240 million due on April 7, 2016. In addition, interest was payable at least quarterly based on an interest rate equal to LIBOR plus a margin based on our long-term senior unsecured credit ratings. The average interest rate during fiscal 2012 and 2011 was 2 percent. In April 2012, we repaid $40 million on the term loan and in August 2012, we repaid the remaining $360 million reducing the outstanding balance on the term loan to zero. The estimated fair value of the term loan was $400 million as of January 28, 2012. The carrying amount of the term loan as of January 28, 2012 approximated its fair value, as the interest rate varied depending on quoted market rates (level 1 inputs) and our credit rating.
Note 6. Credit Facilities
Our $500 million, five-year, unsecured revolving credit Facility, which is scheduled to expire in April 2016, is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 2, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $30 million of outstanding standby letters of credit, was $470 million as of February 2, 2013.
In conjunction with our financings in April 2011, we obtained long-term senior unsecured credit ratings from Moody’s and Fitch. Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. Standard & Poor’s continued to rate us BB+. As of February 2, 2013, there were no changes in these credit ratings. Any future reduction in the Moody’s or Standard & Poor’s ratings would increase any future interest expense if we were to draw on the Facility.
The China Facilities are two separate agreements to make unsecured revolving credit facilities available for our operations in China; they are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The 196 million Chinese yuan China Facilities expired in October 2012 and they were subsequently renewed with an increased availability of 250 million Chinese yuan ($40 million as of February 2, 2013) and no expiration date. As of February 2, 2013, there were no borrowings under the China Facilities. There were 24 million Chinese yuan ($4 million as of February 2, 2013) in bank guarantees related to store leases under the China Facilities as of February 2, 2013. The China Facility agreements do not contain any financial covenants. As of January 28, 2012, there were borrowings of $19 million under the China Facilities, which were recorded in current maturities of debt in the Consolidated Balance Sheet.

Trade letters of credit represent a payment undertaking guaranteed by a bank on our behalf to pay a vendor a given amount of money upon presentation of specific documents demonstrating that merchandise has shipped. Vendor payables are recorded in the Consolidated Balance Sheets at the time of merchandise title transfer, although the letters of credit are generally issued prior to the title transfer. As of February 2, 2013, we had a $50 million, two-year, unsecured letter of credit agreement with an expiration date of September 2014. As of February 2, 2013, we had no material trade letters of credit issued under this letter of credit agreement.
The Facility and letter of credit agreement contain financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of February 2, 2013, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.
Note 7. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2012 or 2011. There were no transfers into or out of level 1 and level 2 during fiscal 2012 or 2011.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$518	$189	$329	$—
Short-term investments	50	—	50	—
Derivative financial instruments	51	—	51	—
Deferred compensation plan assets	27	27	—	—
Total	$646	$216	$430	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,009	$224	$785	$—
Short-term investments	—	—	—	—
Derivative financial instruments	13	—	13	—
Deferred compensation plan assets	22	22	—	—
Total	$1,044	$246	$798	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
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

Derivative financial instruments primarily include foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are British pounds, Canadian dollars, Euro, and Japanese yen. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Consolidated Balance Sheets.
We maintain the Gap Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets in the Consolidated Balance Sheets.

Nonfinancial Assets
As discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a charge for the impairment of long-lived assets of $8 million, $16 million, and $8 million in fiscal 2012, 2011, and 2010, respectively. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $11 million, $21 million, and $12 million to their fair value of $3 million, $5 million, and $4 million during fiscal 2012, 2011, and 2010, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.
As discussed in Note 2 of Notes of Consolidated Financial Statements, we acquired favorable lease assets in connection with our acquisition of Intermix. There were no impairment charges recorded for favorable lease assets in fiscal 2012. The fair value of the favorable lease assets was determined using the with-and-without method, with inputs that included discount rates and annual market rent escalation factors (level 3 inputs).
As discussed in Note 4 of Notes to Consolidated Financial Statements, there were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for fiscal 2012, 2011, or 2010.
Note 8. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our risk management policy is to hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are British pounds, Canadian dollars, Euro, and Japanese yen. We do not enter into derivative financial contracts for trading purposes.

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
There were no material amounts recorded in income for fiscal 2012, 2011, or 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no amounts recorded in income for fiscal 2012, 2011, or 2010 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
As of February 2, 2013 and January 28, 2012, we had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	February 2, 2013	January 28, 2012
U.S. dollars (1)	$988	$873
British pounds	£31	£31
Japanese yen	¥—	¥2,564
Euro	€25	€16
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of February 2, 2013 or January 28, 2012.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	February 2, 2013	January 28, 2012
Derivatives designated as cash flow hedges:
Other current assets	$41	$9
Other long-term assets	$2	$1
Accrued expenses and other current liabilities	$10	$10
Lease incentives and other long-term liabilities	$—	$—

Derivatives designated as net investment hedges:
Other current assets	$—	$—
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$1	$—
Lease incentives and other long-term liabilities	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$8	$3
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$3	$4
Lease incentives and other long-term liabilities	$—	$—

Total derivatives in an asset position	$51	$13
Total derivatives in a liability position	$14	$14
Substantially all of the unrealized gains and losses from designated cash flow hedges as of February 2, 2013 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of February 2, 2013 shown above.
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$46	$(20)	$(50)
Gain (loss) reclassified into cost of goods sold and occupancy expenses	$5	$(46)	$(33)
Gain (loss) reclassified into operating expenses	$4	$(5)	$(5)

Derivatives in net investment hedging relationships:
Loss recognized in other comprehensive income	$—	$(1)	$(5)
For fiscal 2012, 2011 and 2010, there were no amounts of gain or loss reclassified from OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
During fiscal 2011, there was a gain of $1 million recognized in OCI related to treasury rate lock agreements, which is recognized in income over the life of the 5.95 percent Notes.

Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Consolidated Statements of Income, on a pre-tax basis are as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
Gain recognized in operating expenses	$5	$7	$8
Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 2, 2013.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 2, 2013.

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2012	2011	2010
Number of shares repurchased	34	111	96
Total cost	$1,026	$2,096	$1,956
Average per share cost including commissions	$29.89	$18.88	$20.44
In November 2009, the Board of Directors authorized $500 million for share repurchases, which was fully utilized by the end of March 2010. In connection with this authorization, we entered into purchase agreements with individual members of the Fisher family (related-party transactions). The Fisher family shares were purchased at the same weighted-average market price that we paid for share repurchases in the open market. During fiscal 2010, approximately 0.5 million shares were repurchased for $10 million from the Fisher family subject to these agreements.
Between February 2010 and February 2012, the Board of Directors authorized a total of $5.25 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $975 million was remaining as of February 2, 2013. We have not entered into purchase agreements with members of the Fisher family in connection with these authorizations.
All of the share repurchases in fiscal 2012 were paid for as of February 2, 2013. All except $4 million of total share repurchases in fiscal 2011 were paid for as of January 28, 2012.
Note 10. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
Stock units	$92	$39	$59
Stock options	17	15	14
Employee stock purchase plan	4	4	4
Share-based compensation expense	113	58	77
Less: Income tax benefit	(44)	(23)	(31)
Share-based compensation expense, net of tax	$69	$35	$46
No material share-based compensation expense was capitalized in fiscal 2012, 2011, or 2010.

There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2012, 2011, or 2010.

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
As of February 2, 2013, there were 216,586,781 shares that have been authorized for issuance under the 2011 Plan, including those shares available for issuance under the 2002 Plan, which have or may become available for issuance under the 2011 Plan.
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
A summary of Stock Unit activity under the 2011 Plan for fiscal 2012 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 28, 2012	7,937,101	$18.74
Granted	3,798,940	$25.00
Granted, with vesting subject to performance conditions	2,105,971	$24.84
Vested	(2,922,254)	$17.08
Forfeited	(1,554,323)	$21.82
Balance as of February 2, 2013	9,365,435	$22.62
A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2012	2011	2010
Weighted-average fair value per share of Stock Units granted	$24.95	$20.19	$21.84
Grant-date fair value of Stock Units vested (in millions)	$50	$58	$58
The aggregate intrinsic value of unvested Stock Units as of February 2, 2013 was $309 million.

As of February 2, 2013, there was $92 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.04 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

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
Out of 3,798,940 Stock Units granted in fiscal 2012, 235,451 Stock Units were granted based on satisfaction of performance metrics.
The liability related to potential Stock Units based on performance metrics, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was $3 million and $1 million as of February 2, 2013 and January 28, 2012, respectively.

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
The fair value of stock options issued during fiscal 2012, 2011, and 2010 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2012	2011	2010
Expected term (in years)	4.6	4.9	4.8
Expected volatility	33.6%	30.6%	29.0%
Dividend yield	2.1%	2.1%	1.8%
Risk-free interest rate	1.0%	2.3%	2.7%
A summary of stock option activity under the 2011 Plan and the 2002 Plan for fiscal 2012 is as follows:

	Shares	Weighted- Average Exercise Price
Balance as of January 28, 2012	20,597,538	$19.10
Granted	2,467,175	$26.52
Exercised	(9,454,063)	$18.93
Forfeited/Expired	(810,295)	$20.43
Balance as of February 2, 2013	12,800,355	$20.56

A summary of additional information about stock options is as follows:

	Fiscal Year
	2012	2011	2010
Weighted-average fair value per share of stock options granted	$6.35	$5.28	$5.57
Aggregate intrinsic value of stock options exercised (in millions)	$94	$19	$19
Fair value of stock options vested (in millions)	$15	$15	$15
Information about stock options outstanding, vested or expected to vest, and exercisable as of February 2, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares as of February 2, 2013	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares as of February 2, 2013	Weighted- Average Exercise Price
$11.77 - $16.44	2,817,605	4.60	$15.01	1,981,010	$15.36
$16.90 - $19.68	3,127,468	4.54	$18.92	2,644,343	$18.94
$19.72 - $21.79	3,176,244	5.86	$21.60	1,435,212	$21.42
$21.88 - $25.09	3,281,788	7.85	$24.21	596,340	$22.90
$27.43 - $36.10	397,250	9.70	$34.50	750	$28.41
	12,800,355	5.89	$20.56	6,657,655	$18.77
Vested or expected to vest as of February 2, 2013	11,376,064	5.61	$20.32
The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 2, 2013 was $160 million, $144 million, and $95 million, respectively. Stock options exercisable as of February 2, 2013 had a weighted-average remaining contractual life of 4.15 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 960,930, 1,357,769, and 1,301,167 shares issued under the ESPP in fiscal 2012, 2011, and 2010, respectively. As of February 2, 2013, there were 5,064,960 shares reserved for future issuances under the ESPP.
Note 11. Leases
We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2030. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.
We also lease certain equipment under operating leases that expire at various dates through 2018.

The aggregate minimum non-cancelable annual lease payments under leases in effect on February 2, 2013 are as follows:

($ in millions)
Fiscal Year
2013	$1,093
2014	1,069
2015	924
2016	753
2017	584
Thereafter	1,709
Total minimum lease commitments	$6,132
The total minimum lease commitment amount above does not include minimum sublease rent income of $31 million receivable in the future under non-cancelable sublease agreements.
Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
Minimum rent expense	$1,104	$1,072	$1,009
Contingent rent expense	123	123	125
Less: Sublease income	(4)	(8)	(5)
Total	$1,223	$1,187	$1,129
In addition to rent expense related to our store premises, corporate facilities, and distribution centers as noted above, we had rent expense related to equipment under operating leases of $2 million, $4 million, and $3 million for fiscal 2012, 2011, and 2010, respectively.
We had lease loss reserves of $6 million and $9 million as of February 2, 2013 and January 28, 2012, respectively. Lease losses were $3 million, $4 million, and $3 million for fiscal 2012, 2011, and 2010, respectively. Remaining lease payments associated with our lease loss reserve are expected to be paid over the various remaining lease terms through 2021. Based on our current assumptions as of February 2, 2013, we expect our lease payments, net of sublease income, to result in a total net cash outlay of approximately $13 million for the remaining lease terms.
Note 12. Income Taxes
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
United States	$1,692	$1,253	$1,686
Foreign	169	116	296
Income before income taxes	$1,861	$1,369	$1,982

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2012	2011	2010
Current:
Federal	$617	$419	$476
State	56	37	75
Foreign	90	91	134
Total current	763	547	685
Deferred:
Federal	(37)	14	94
State	(6)	(6)	(5)
Foreign	6	(19)	4
Total deferred	(37)	(11)	93
Total provision	$726	$536	$778
Except as noted below and where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries as we intend to utilize those earnings in our foreign operations for an indefinite period of time. Such undistributed earnings and profits, as calculated pursuant to provisions in the U.S. Internal Revenue Code and related Treasury Regulations, of foreign subsidiaries as of February 2, 2013 and January 28, 2012 were approximately $1.7 billion and $1.5 billion, respectively. Cash balances in these foreign subsidiaries are substantially lower than these earnings and profits. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of February 2, 2013 and January 28, 2012 would have been approximately $237 million and $225 million, respectively.
In fiscal 2012, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that approximately $54 million of undistributed earnings was in excess of the amount we expect to utilize in the operations of our Canadian subsidiaries for an indefinite period of time, and accordingly, we have established a deferred tax liability for U.S. income taxes with respect to such earnings as of February 2, 2013 and we have recorded related tax expense of $5 million.
The difference between the effective tax rate and the U.S. federal tax rate is as follows:

	Fiscal Year
	2012	2011	2010
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	2.7	2.2	3.5
Tax impact of foreign operations	2.0	2.1	1.3
Other	(0.7)	(0.1)	(0.5)
Effective tax rate	39.0%	39.2%	39.3%
In fiscal 2012, we changed the presentation of our effective tax rate reconciliation to reflect the impact of state and foreign tax credits and other related items in the corresponding line items in the table. Previously, these items were included in Other within the table. The reconciliations for fiscal 2011 and 2010 have been conformed to reflect these changes in presentation.

Deferred tax assets (liabilities) consist of the following:

($ in millions)	February 2, 2013	January 28, 2012
Deferred tax assets:
Deferred rent	$136	$137
Accrued payroll and related benefits	124	66
Nondeductible accruals	79	74
Inventory capitalization and other adjustments	66	65
Depreciation	—	18
State and foreign net operating losses ("NOLs")	37	36
Fair value of derivative financial instruments included in accumulated OCI	—	(5)
Other	100	83
Total deferred tax assets	542	474
Valuation allowance	(56)	(39)
Total deferred tax liabilities	(59)	(15)
Net deferred tax assets	$427	$420

Current portion (included in other current assets)	$220	$205
Non-current portion (included in other long-term assets)	207	215
Total	$427	$420
As of February 2, 2013, we had approximately $50 million state and $137 million foreign NOL carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected NOL was approximately $3 million for state and $34 million for foreign as of February 2, 2013. We provided a valuation allowance of approximately $1 million and $33 million against the deferred tax asset related to the state and foreign NOLs, respectively. The state losses expire between fiscal 2022 and fiscal 2023, approximately $106 million of the foreign losses expire between fiscal 2013 and fiscal 2021, and $31 million of the foreign losses do not expire.
The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
Balance at beginning of fiscal year	$102	$67	$132
Increases related to current year tax positions	10	10	10
Prior year tax positions:
Increases	10	31	15
Decreases	(12)	(2)	(74)
Cash settlements	(4)	(2)	(4)
Expiration of statute of limitations	3	(1)	(14)
Foreign currency translation	—	(1)	2
Balance at end of fiscal year	$109	$102	$67
Of the $109 million, $102 million, and $67 million of total unrecognized tax benefits as of February 2, 2013, January 28, 2012, and January 29, 2011, respectively, approximately $29 million, $25 million, and $5 million (net of the federal benefit on state issues), respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. During fiscal 2012 and 2011, interest expense of $5 million and $6 million, respectively, was recognized in the Consolidated Statements of Income relating to tax liabilities. During fiscal 2010, an interest expense reversal of $15 million was recognized in the Consolidated Statement of Income. As of February 2, 2013 and January 28, 2012, the Company had total accrued interest related to the unrecognized tax benefits of $33 million and $29 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of February 2, 2013 or January 28, 2012.

The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, Hong Kong, Japan, India, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2007.
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. It is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 month of up to $50 million, primarily due to the possible completion of several advance pricing agreements and the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statement of Income would be a benefit to our income taxes of approximately $10 million.
Note 13. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $37 million, $36 million, and $36 million in fiscal 2012, 2011, and 2010, respectively.
We maintain the Gap Inc. DCP, which allows eligible employees and non-employee directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of February 2, 2013 and January 28, 2012, the assets related to the DCP were $27 million and $22 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of February 2, 2013 and January 28, 2012, the corresponding liabilities related to the DCP were $27 million and $22 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2012, 2011, and 2010 were not material.
Note 14. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2012	2011	2010
Weighted-average number of shares—basic	482	529	636
Common stock equivalents	6	4	5
Weighted-average number of shares—diluted	488	533	641
There were no material shares with an anti-dilutive effect on earnings per share for fiscal 2012. The above computations of weighted-average number of shares—diluted exclude 12 million and 11 million shares related to stock options and other stock awards for fiscal 2011 and 2010, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
Note 15. Commitments and Contingencies
Our future purchase obligations and commitments as of February 2, 2013 are as follows:

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase obligations and commitments (1)	$3,029	$190	$12	$—	$3,231
__________

(1)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

In January 2006, we entered into a non-exclusive services agreement with IBM under which IBM operates certain significant aspects of our IT infrastructure. The services agreement expires in March 2016, and we have the right to renew it for up to three additional years. We have various options to terminate the agreement, and we pay IBM a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $95 million, $107 million, and $118 million to IBM for fixed charges in fiscal 2012, 2011, and 2010, respectively. Based on the current projection of service needs, we expect to pay approximately $267 million to IBM over the remaining term of the contract.
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements, and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications), or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated, and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our Consolidated Financial Statements taken as a whole.
In January 2012, we were released from our reinsurance pool for workers’ compensation, general liability, and automobile liability and no longer have any related obligations as of February 2, 2013.
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of February 2, 2013, actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance. As of February 2, 2013 and January 28, 2012, we recorded a liability for the estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of February 2, 2013 and January 28, 2012 was not material for any individual Action or in total. Subsequent to February 2, 2013 and through our filing date of March 26, 2013, no information has become available that indicates a material change to our estimate is required.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.
Note 16. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. All of our operating segments sell a group of similar products – apparel, accessories, and personal care products. As of February 2, 2013, we have two reportable segments:

•
Stores – The Stores reportable segment includes the results of the retail stores for Gap, Old Navy, and Banana Republic. We have aggregated the results of all Stores operating segments into one reportable segment because the operating segments have similar economic characteristics.

•
Direct – The Direct reportable segment includes the results of our online brands, as well as Piperlime and Athleta. Intermix is also a component of the Direct reportable segment; however, its results since the date of acquisition are immaterial.

The accounting policies for each of our operating segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

Net sales by brand, region, and reportable segment are as follows:

($ in millions)	Gap	Old Navy	Banana Republic	Franchise (3)	Other (4)	Total	Percentage of Net Sales
Fiscal 2012
U.S. (1)	$3,323	$4,945	$2,171	$—	$—	$10,439	67%
Canada	352	410	216	—	—	978	6
Europe	691	—	66	63	—	820	5
Asia	1,062	9	148	86	—	1,305	9
Other regions	—	—	—	182	—	182	1
Total Stores reportable segment	5,428	5,364	2,601	331	—	13,724	88
Direct reportable segment (2)	537	748	247	—	395	1,927	12
Total	$5,965	$6,112	$2,848	$331	$395	$15,651	100%
Sales growth	5%	8%	8%	17%	31%	8%
($ in millions)	Gap	Old Navy	Banana Republic	Franchise (3)	Other (4)	Total	Percentage of Net Sales
Fiscal 2011
U.S. (1)	$3,231	$4,644	$2,060	$—	$—	$9,935	68%
Canada	333	392	193	—	—	918	6
Europe	702	—	54	69	—	825	6
Asia	966	—	131	79	—	1,176	8
Other regions	—	—	—	135	—	135	1
Total Stores reportable segment	5,232	5,036	2,438	283	—	12,989	89
Direct reportable segment (2)	433	638	188	—	301	1,560	11
Total	$5,665	$5,674	$2,626	$283	$301	$14,549	100%
Sales growth (decline)	(1)%	(4)%	2%	45%	22%	(1)%
($ in millions)	Gap	Old Navy	Banana Republic	Franchise (3)	Other (4)	Total	Percentage of Net Sales
Fiscal 2010
U.S. (1)	$3,454	$4,945	$2,084	$—	$—	$10,483	71%
Canada	341	427	190	—	—	958	7
Europe	703	—	36	47	—	786	5
Asia	872	—	118	59	—	1,049	7
Other regions	—	—	—	89	—	89	1
Total Stores reportable segment	5,370	5,372	2,428	195	—	13,365	91
Direct reportable segment (2)	365	533	155	—	246	1,299	9
Total	$5,735	$5,905	$2,583	$195	$246	$14,664	100%
Sales growth	2%	2%	5%	38%	32%	3%
__________

(1)	U.S. includes the United States and Puerto Rico.

(2)
In July 2010, we began selling products online to customers in select countries outside the U.S. using a U.S.-based third party that provides logistics and fulfillment services. In August 2010, we began selling products online to customers in select countries outside the U.S. utilizing our own logistics and fulfillment capabilities. Online sales shipped from distribution centers located outside the U.S. were $172 million ($117 million for Canada, $50 million for Europe, and $5 million for Japan), $127 million ($89 million for Canada and $38 million for Europe), and $42 million ($30 million for Canada and $12 million for Europe) in fiscal 2012, 2011, and 2010, respectively.

(3)
Franchise sales were $331 million ($289 million for Gap and $42 million for Banana Republic), $283 million ($247 million for Gap and $36 million for Banana Republic), and $195 million ($171 million for Gap and $24 million for Banana Republic) in fiscal 2012, 2011, and 2010, respectively.

(4)	Includes Piperlime and Athleta.
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

Reportable segment assets presented below include those assets that are directly used in, or allocable to, that segment’s operations. Total assets for the Stores reportable segment primarily consist of merchandise inventory, the net book value of store assets, and prepaid expenses and receivables related to store operations. Total assets for the Direct reportable segment primarily consist of merchandise inventory, the net book value of IT and distribution center assets, and the net book value of goodwill and intangible assets as a result of the acquisitions of Athleta and Intermix. We do not allocate corporate assets to our operating segments. Unallocated corporate assets primarily include cash and cash equivalents, short-term investments, the net book value of corporate property and equipment, and tax-related assets. Reportable segment capital expenditures are direct purchases of property and equipment by that segment. Unallocated capital expenditures primarily consist of corporate purchases of property and equipment.
Selected financial information by reportable segment and reconciliations to our consolidated totals are as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
Operating income:
Stores	$1,508	$1,095	$1,666
Direct	434	343	302
Operating income	$1,942	$1,438	$1,968
Depreciation and amortization expense:
Stores	$496	$533	$584
Direct	63	59	64
Depreciation and amortization expense	$559	$592	$648
Purchases of property and equipment:
Stores	$364	$362	$391
Direct	89	70	55
Unallocated	206	116	111
Purchases of property and equipment	$659	$548	$557

($ in millions)	February 2, 2013	January 28, 2012
Segment assets:
Stores	$3,407	$3,315
Direct	886	591
Unallocated	3,177	3,516
Total assets	$7,470	$7,422
Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	February 2, 2013	January 28, 2012
U.S. (1)	$2,488	$2,245
Canada	196	191
Total North America	2,684	2,436
Other regions	445	462
Total long-lived assets	$3,129	$2,898
__________

(1)	U.S. includes the United States and Puerto Rico.

Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center from which the products were shipped. Net sales by geographic location are as follows:

	Fiscal Year
($ in millions)	2012	2011	2010
U.S. (1)	$12,194	$11,368	$11,740
Canada	1,095	1,007	988
Total North America	13,289	12,375	12,728
Other regions	2,362	2,174	1,936
Total net sales	$15,651	$14,549	$14,664
__________

(1)	U.S. includes the United States and Puerto Rico.
Note 17. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	14 Weeks Ended	53 Weeks Ended
($ in millions except per share amounts)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	February 2, 2013 (fiscal 2012)
Net sales	$3,487	$3,575	$3,864	$4,725	$15,651
Gross profit	$1,375	$1,427	$1,593	$1,776	$6,171
Net income	$233	$243	$308	$351	$1,135
Earnings per share—basic (1)	$0.48	$0.50	$0.64	$0.74	$2.35
Earnings per share—diluted (1)	$0.47	$0.49	$0.63	$0.73	$2.33

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012	January 28, 2012 (fiscal 2011)
Net sales	$3,295	$3,386	$3,585	$4,283	$14,549
Gross profit	$1,304	$1,251	$1,314	$1,405	$5,274
Net income	$233	$189	$193	$218	$833
Earnings per share—basic (1)	$0.40	$0.35	$0.38	$0.45	$1.57
Earnings per share—diluted (1)	$0.40	$0.35	$0.38	$0.44	$1.56
__________

(1)	Earnings per share was computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that as of February 2, 2013, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 2, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2013 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Corporate Governance—Director Independence” in the 2013 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2013 Proxy Statement.

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

THE GAP, INC.

Date:	March 26, 2013	By	/s/ GLENN K. MURPHY
Glenn K. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	March 26, 2013	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 26, 2013	By	/s/ ADRIAN D. P. BELLAMY
Adrian D. P. Bellamy, Director

Date:	March 26, 2013	By	/s/ DOMENICO DE SOLE
Domenico De Sole, Director

Date:	March 26, 2013	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 26, 2013	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 26, 2013	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 26, 2013	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 26, 2013	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 26, 2013	By	/s/ GLENN K. MURPHY
Glenn K. Murphy, Director

Date:	March 26, 2013	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 26, 2013	By	/s/ KATHERINE TSANG
Katherine Tsang, Director

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

10.4
Letter Amendment No. 3 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated August 24, 2012, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.5
Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.6
3-Year LC Agreement dated as of May 6, 2005 among The Gap, Inc., LC Subsidiaries, and Citibank, N.A., as LC Issuer, filed as Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.7	Letter Amendment No. 1 to the 3-Year Letter of Credit Agreement with Citibank, N.A. dated May 18, 2007, filed as Exhibit 10.2 to Registrant’s Form 8-K on May 24, 2007, Commission File No. 1-7562.

10.8
Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.9
Letter Agreement dated September 21, 2010 terminating the 3-Year Letter of Credit Agreement with Citicorp USA Inc., filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 30, 2010, Commission File No. 1-7562.

10.10	Term Loan and Revolving Credit Agreement dated April 7, 2011, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 7, 2011, Commission File No. 1-7562. (1)

10.11	Amendment No. 1 to Term Loan and Revolving Credit Agreement dated April 25, 2011, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562. (1)

10.12
First Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 2, 2009, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.13
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 18, 2010, Commission File No. 1-7562.

10.14	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.15	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.16
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

10.18
Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.19	Deferred Compensation Plan, amended and restated effective September 1, 2011, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2011, Commission File No. 1-7562.

10.20	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.21	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

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

10.25	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.26	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.27	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.28	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.29	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.30	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.31	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.32	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.33	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.34
1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.35
Form of Non-Qualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.36
Form of Non-Qualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.37
Form of Non-Qualified Stock Option Agreement for consultants under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.38
Form of Non-Qualified Stock Option Agreement for employees in France under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.39
Form of Non-Qualified Stock Option Agreement for international employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.40
Form of Non-Qualified Stock Option Agreement for employees in Japan under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.41
Form of Stock Option Agreement for employees under the UK Sub-plan to the U.S. Stock Option and Award Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.42
Form of Non-Qualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.43
Form of Non-Qualified Stock Option Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.44	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.45	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.46	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.47	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.48
2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.49
Form of Non-Qualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.50
Form of Domestic Non-Qualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.51
Form of International Non-Qualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan, as amended, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-72921.

10.52	Non-Employee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

10.53
Amendment, authorized as of August 20, 2008, to Nonemployee Director Retirement Plan, dated October 27, 1992, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.54	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.55	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.56	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.57	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.58	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

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

10.61
Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.62
Form of Non-Qualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.63	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.64	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.65	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.66	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.67	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.68	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.69	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.70	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.71	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.72*	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.

10.73	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.74
Form of Non-Qualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.75	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.76
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

10.78	Form of Performance Share Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.79	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.80	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.81	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.82	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.83	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562

10.84	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.

10.85*	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.

10.86
Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.87	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.88	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.89*	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.

10.90
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

10.93	Agreement with Art Peck dated January 31, 2011, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No, 1-7562.

10.94
Amendment to Agreement with Art Peck dated November 4, 2011, and confirmed on November 15, 2011, filed as Exhibit 10.91 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.95	Amendment to Post-Termination Benefits with Art Peck dated May 31, 2012, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.96*	Agreement with Art Peck dated October 29, 2012, and confirmed on November 9, 2012.

10.97	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.98
Amendment to Agreement with Eva Sage-Gavin dated November 23, 2008, and confirmed on November 10, 2008, filed as Exhibit 10.101 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.99
Amendment to Agreement with Eva Sage-Gavin dated November 4, 2011, and confirmed on January 3, 2012, filed as Exhibit 10.94 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.100	Amendment to Post-Termination Benefits with Eva Sage-Gavin dated May 24, 2012, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.101	CEO Performance Share Agreement dated May 4, 2012, filed as Exhibit 10.1 to Registrant's Form 8-K on May 4, 2012, Commission File No. 1-7562.

10.102
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

10.104	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.105
Amendment to Agreement with Sabrina Simmons dated November 23, 2008, and confirmed on December 22, 2008, filed as Exhibit 10.110 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.106
Amendment to Agreement with Sabrina L. Simmons dated November 4, 2011, and confirmed on January 5, 2012, filed as Exhibit 10.99 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.107	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.108	Agreement with Tom Wyatt dated August 21, 2008, and confirmed on September 25, 2008, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.109
Amendment to Agreement with Tom Wyatt dated November 23, 2008, and confirmed on December 9, 2008, filed as Exhibit 10.112 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.110
Amendment to Agreement with Tom Wyatt dated November 4, 2011 and confirmed on November 16, 2011, filed as Exhibit 10.102 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.111
Agreement with Tom Keiser dated November 18, 2009, and confirmed on November 20, 2009, filed as Exhibit 10.103 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.112
Amendment to Agreement with Tom Keiser dated November 4, 2011, and confirmed on December 7, 2011, filed as Exhibit 10.104 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.113	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.114	Agreement with Stefan Larsson dated April 26, 2012, and confirmed on April 27, 2012, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.115
Amendment to Agreement with Stefan Larsson dated September 12, 2012, and confirmed on September 17, 2012, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.116
Amendment to Agreement with Stefan Larsson dated October 29, 2012, and confirmed on November 6, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.117*	Amended Service Agreement with Stephen Sunnucks dated June 10, 2009.

10.118*	Amendment to the Amended Service Agreement with Stephen Sunnucks dated August 25, 2011.

10.119*	Amendment to the Amended Service Agreement with Stephen Sunnucks dated May 30, 2012.

10.120*	Agreement with Stephen Sunnucks dated October 31, 2012, and confirmed on November 1, 2012.

10.121*	Agreement for Post-Termination Benefits with Jack Calhoun dated June 9, 2012.

10.122	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012, filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.123	Agreement for Post-Termination Benefits with Colin Funnell dated June 3, 2012, filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.124	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.125	Summary of Changes to Non-employee Director Compensation, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.126	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.127	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.128
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

101*
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

__________

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.
* Filed herewith