Form 10-Q
period 2013-05-04
GAP INC
filed 2013-06-11
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of June 5, 2013 was 467,699,851.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,610	$1,460	$1,972
Short-term investments	—	50	75
Merchandise inventory	1,723	1,758	1,591
Other current assets	798	864	807
Total current assets	4,131	4,132	4,445
Property and equipment, net of accumulated depreciation of $5,355, $5,291, and $5,258	2,608	2,619	2,521
Other long-term assets	700	719	606
Total assets	$7,439	$7,470	$7,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$—	$59
Accounts payable	1,008	1,144	1,016
Accrued expenses and other current liabilities	934	1,092	920
Income taxes payable	160	108	59
Total current liabilities	2,102	2,344	2,054
Long-term liabilities:
Long-term debt	1,247	1,246	1,566
Lease incentives and other long-term liabilities	929	986	935
Total long-term liabilities	2,176	2,232	2,501
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares and Issued 1,106 shares for all periods presented; Outstanding 466, 463, and 491 shares	55	55	55
Additional paid-in capital	2,824	2,864	2,804
Retained earnings	13,522	13,259	12,536
Accumulated other comprehensive income	167	181	226
Treasury stock at cost (640, 643, and 615 shares)	(13,407)	(13,465)	(12,604)
Total stockholders’ equity	3,161	2,894	3,017
Total liabilities and stockholders’ equity	$7,439	$7,470	$7,572
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 4, 2013	April 28, 2012
Net sales	$3,729	$3,487
Cost of goods sold and occupancy expenses	2,185	2,112
Gross profit	1,544	1,375
Operating expenses	1,014	980
Operating income	530	395
Interest expense	1	23
Interest income	(1)	(1)
Income before income taxes	530	373
Income taxes	197	140
Net income	$333	$233
Weighted-average number of shares - basic	464	489
Weighted-average number of shares - diluted	471	494
Earnings per share - basic	$0.72	$0.48
Earnings per share - diluted	$0.71	$0.47
Cash dividends declared and paid per share	$0.15	$0.125
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Net income	$333	$233
Other comprehensive income (loss), net of tax:
Foreign currency translation	(28)	(7)
Change in fair value of derivative financial instruments, net of tax of $14 and $2	22	4
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(6) and $-	(8)	—
Other comprehensive income (loss), net of tax	(14)	(3)
Comprehensive income	$319	$230
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$333	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	144
Amortization of lease incentives	(16)	(21)
Share-based compensation	31	30
Tax benefit from exercise of stock options and vesting of stock units	27	14
Excess tax benefit from exercise of stock options and vesting of stock units	(28)	(15)
Non-cash and other items	(3)	(1)
Deferred income taxes	28	11
Changes in operating assets and liabilities:
Merchandise inventory	28	24
Other current assets and other long-term assets	65	(39)
Accounts payable	(138)	(45)
Accrued expenses and other current liabilities	(132)	(70)
Income taxes payable, net of prepaid and other tax-related items	67	80
Lease incentives and other long-term liabilities	(40)	19
Net cash provided by operating activities	356	364
Cash flows from investing activities:
Purchases of property and equipment	(151)	(148)
Purchases of short-term investments	—	(75)
Maturities of short-term investments	50	—
Other	(3)	(8)
Net cash used for investing activities	(104)	(231)
Cash flows from financing activities:
Payments of long-term debt	—	(40)
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	15	66
Repurchases of common stock	(58)	(22)
Excess tax benefit from exercise of stock options and vesting of stock units	28	15
Cash dividends paid	(70)	(61)
Other	(1)	—
Net cash used for financing activities	(86)	(42)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(16)	(4)
Net increase in cash and cash equivalents	150	87
Cash and cash equivalents at beginning of period	1,460	1,885
Cash and cash equivalents at end of period	$1,610	$1,972
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$63	$52
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$40
Cash paid for income taxes during the period	$119	$35
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of May 4, 2013 and April 28, 2012; the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2013 and April 28, 2012 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”), without audit. In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of May 4, 2013 and April 28, 2012 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 2, 2013 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
The results of operations for the thirteen weeks ended May 4, 2013 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2014.

Note 2. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	May 4, 2013	February 2, 2013	April 28, 2012
Goodwill	$181	$184	$99
Trade name	$92	$92	$54
Other indefinite-lived intangible assets	$6	$6	$6
Intangible assets subject to amortization	$18	$18	$15
Less: Accumulated amortization	(16)	(15)	(15)
Intangible assets subject to amortization, net	$2	$3	$—
Goodwill
During the thirteen weeks ended May 4, 2013, the carrying amount of goodwill related to Intermix decreased by $3 million to $82 million due to an adjustment of the initial fair values, which were preliminary and subject to adjustments as of December 31, 2012, the date of acquisition. The measurement period adjustments during the thirteen weeks ended May 4, 2013 did not have a material impact on our Condensed Consolidated Financial Statements for any period reported, and, therefore, we have not retrospectively adjusted our Condensed Consolidated Balance Sheet as of February 2, 2013. The Intermix purchase price allocation as of May 4, 2013 remains preliminary and is subject to additional adjustments.
During the thirteen weeks ended May 4, 2013 and April 28, 2012, there were no changes to the $99 million carrying amount of goodwill related to Athleta.

Other Intangible Assets
The intangible assets subject to amortization consist of customer relationships and non-compete agreements related to Athleta and Intermix of $15 million and $3 million, respectively. Intermix's intangible assets subject to amortization are being amortized over a period of four years and one year. Athleta's intangible assets subject to amortization were fully amortized as of April 28, 2012. Amortization expense related to Intermix's intangible assets subject to amortization was $1 million in the thirteen weeks ended May 4, 2013 and was recorded in operating expenses in the Condensed Consolidated Statement of Income.
During the thirteen weeks ended May 4, 2013, there were no changes to the $54 million and $38 million carrying amounts of the trade names related to Athleta and Intermix, respectively. There were no changes to the $54 million carrying amount of Athleta's trade name during the thirteen weeks ended April 28, 2012.

Note 3. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	May 4, 2013	February 2, 2013	April 28, 2012
Notes	$1,247	$1,246	$1,246
Term loan	—	—	360
Total long-term debt	1,247	1,246	1,606
Less: Current portion	—	—	(40)
Total long-term debt, less current portion	$1,247	$1,246	$1,566
As of May 4, 2013, February 2, 2013, and April 28, 2012, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.46 billion, $1.41 billion, and $1.27 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter.
In April 2012, we repaid $40 million related to our $400 million, five-year, unsecured term loan and in August 2012, we repaid the remaining $360 million reducing the outstanding balance on the term loan to zero. The estimated fair value of the term loan was $360 million as of April 28, 2012. The carrying amount of the term loan approximated its fair value, as the interest rate varied depending on quoted market rates (level 1 inputs) and our credit rating.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which was set to expire in April 2016. On May 1, 2013, the Facility was amended under substantially similar terms to extend the expiration date to May 2018 and improve the pricing structure. As of May 4, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $26 million of outstanding standby letters of credit, was $474 million as of May 4, 2013.
We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China (the “China Facilities”). The 250 million Chinese yuan China Facilities ($41 million as of May 4, 2013) have no expiration date. As of May 4, 2013, there were no borrowings under the China Facilities. There were 30 million Chinese yuan ($5 million as of May 4, 2013) in bank guarantees related to store leases under the China Facilities as of May 4, 2013. As of April 28, 2012, there were borrowings of $19 million under the China Facilities, which were recorded in current maturities of debt in the Condensed Consolidated Balance Sheet. There were no borrowings under the China Facilities as of February 2, 2013.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of May 4, 2013, we had $66 million in standby letters of credit issued under the agreement.
As of May 4, 2013, we had a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. We had no trade letters of credit issued under the letter of credit agreement as of May 4, 2013.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended May 4, 2013 or April 28, 2012. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen weeks ended May 4, 2013 or April 28, 2012.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 4, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$772	$497	$275	$—
Derivative financial instruments	69	—	69	—
Deferred compensation plan assets	34	34	—	—
Total	$875	$531	$344	$—
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$518	$189	$329	$—
Short-term investments	50	—	50	—
Derivative financial instruments	51	—	51	—
Deferred compensation plan assets	27	27	—	—
Total	$646	$216	$430	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	April 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,130	$271	$859	$—
Short-term investments	75	—	75	—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	25	25	—	—
Total	$1,246	$296	$950	$—
Liabilities:
Derivative financial instruments	$11	$—	$11	$—
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen weeks ended May 4, 2013 or April 28, 2012.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended May 4, 2013 or April 28, 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended May 4, 2013 or April 28, 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
As of May 4, 2013, February 2, 2013, and April 28, 2012, we had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	May 4, 2013	February 2, 2013	April 28, 2012
U.S. dollars (1)	$1,284	$988	$856
British pounds	£—	£31	£27
Japanese yen	¥2,275	¥—	¥2,564
Euro	€26	€25	€42
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of May 4, 2013, February 2, 2013, or April 28, 2012.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 4, 2013	February 2, 2013	April 28, 2012
Derivatives designated as cash flow hedges:
Other current assets	$51	$41	$9
Other long-term assets	$11	$2	$4
Accrued expenses and other current liabilities	$5	$10	$7
Lease incentives and other long-term liabilities	$2	$—	$—

Derivatives designated as net investment hedges:
Other current assets	$1	$—	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$1	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$6	$8	$3
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$2	$3	$4
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$69	$51	$16
Total derivatives in a liability position	$9	$14	$11
Substantially all of the unrealized gains and losses from designated cash flow hedges as of May 4, 2013 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of May 4, 2013 shown above.
Effective February 3, 2013, we adopted requirements to disclose the potential effect of rights of setoff associated with our derivative financial instruments. Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $4 million, $4 million, and $3 million as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $65 million, $47 million, and $13 million and the net amounts of the derivative financial instruments in a liability position would be $5 million, $10 million, and $8 million as of May 4, 2013, February 2, 2013, and April 28, 2012, respectively.

See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Derivatives in cash flow hedging relationships:
Gain recognized in other comprehensive income	$36	$6
Gain reclassified into cost of goods sold and occupancy expenses	$12	$—
Gain reclassified into operating expenses	$2	$—

Derivatives in net investment hedging relationships:
Gain recognized in other comprehensive income	$1	$—
For the thirteen weeks ended May 4, 2013 and April 28, 2012, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Gain recognized in operating expenses	$2	$—

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 4, 2013	April 28, 2012
Number of shares repurchased	1.7	0.7
Total cost	$58	$18
Average per share cost including commissions	$34.27	$24.02
Between November 2011 and February 2012, we announced that the Board of Directors authorized a total of $1.5 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $917 million was remaining as of May 4, 2013.
All of the share repurchases were paid for as of May 4, 2013, February 2, 2013, and April 28, 2012.

Note 7. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Stock units	$27	$24
Stock options	3	5
Employee stock purchase plan	1	1
Share-based compensation expense	31	30
Less: Income tax benefit	(12)	(11)
Share-based compensation expense, net of tax	$19	$19

Note 8. Accumulated Other Comprehensive Income
Effective February 3, 2013, we adopted enhanced disclosure requirements for the reporting of reclassifications out of accumulated other comprehensive income.
Changes in accumulated other comprehensive income by component, net of tax, consist of the following:

	13 Weeks Ended May 4, 2013
($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at beginning of period	$158	$23	$181
Foreign currency translation	(28)	—	(28)
Change in fair value of derivative financial instruments	—	22	22
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Net current-period other comprehensive income	(28)	14	(14)
Balance at end of period	$130	$37	$167

	13 Weeks Ended April 28, 2012
($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at beginning of period	$229	$—	$229
Foreign currency translation	(7)	—	(7)
Change in fair value of derivative financial instruments	—	4	4
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	(7)	4	(3)
Balance at end of period	$222	$4	$226
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 9. Income Taxes
The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, China, Hong Kong, Japan, India, and the United Kingdom. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2008.
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of May 4, 2013, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of about $20 million primarily due to the possible settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
During the thirteen weeks ended May 4, 2013, we recognized an interest expense reversal of $18 million as a result of the favorable resolution of tax matters.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 4, 2013	April 28, 2012
Weighted-average number of shares - basic	464	489
Common stock equivalents	7	5
Weighted-average number of shares - diluted	471	494

The above computations of weighted-average number of shares – diluted exclude 1 million and 4 million shares related to stock options and other stock awards for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

Note 11. Commitments and Contingencies
In January 2006, we entered into a ten-year non-exclusive services agreement with International Business Machines Corporation ("IBM") under which IBM operates certain significant aspects of our information technology infrastructure. During the thirteen weeks ended May 4, 2013, we executed an amendment to extend the term of the agreement through February 2018 and to reduce the scope of services provided by IBM as we opted to take back certain services related to our mainframe services, our data centers, and our corporate network. We pay IBM a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services, and we have various options to terminate the agreement. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. Based on the current projection of service needs, we expect to pay approximately $200 million to IBM over the remaining five years of the contract.
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters. These contracts primarily relate to our commercial contracts, operating leases, trademarks, intellectual property, financial agreements, and various other agreements. Under these contracts, we may provide certain routine indemnifications relating to representations and warranties (e.g., ownership of assets, environmental or tax indemnifications) or personal injury matters. The terms of these indemnifications range in duration and may not be explicitly defined. Generally, the maximum obligation under such indemnifications is not explicitly stated, and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for such indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 4, 2013, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 4, 2013, February 2, 2013, and April 28, 2012, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of May 4, 2013, February 2, 2013, and April 28, 2012 was not material for any individual Action or in total. Subsequent to May 4, 2013 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a material change to our estimate is required.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 12. Segment Information
Gap Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. Prior to fiscal 2013, we had two reportable segments: Stores and Direct. The Stores reportable segment included the results of the retail stores for Gap, Old Navy, and Banana Republic. The Direct reportable segment included the results of our online brands, as well as Piperlime, Athleta, and Intermix.
Beginning in fiscal 2013, we combined all channels and geographies under one global leader for each of the Gap, Old Navy, and Banana Republic brands. Each global brand president oversees their brand's specialty, outlet, online, and franchise operations. Our newer brands, Piperlime, Athleta, and Intermix, are managed by the president of our Growth, Innovation, and Digital ("GID") division, who oversees those brands' store and online operations. Each of our brands serves customers through its store and online channels. We have determined that each of our operating segments (Gap Global, Old Navy Global, Banana Republic Global, and GID) share similar economic and other qualitative characteristics and, effective February 3, 2013, we have aggregated the results of our operating segments into one reportable segment.
Online sales are now reflected within the respective results of each brand and region in the net sales below. Fiscal 2012 net sales have been conformed to the current year presentation.

Net sales by brand and region are as follows:

($ in millions)	Gap	Old Navy	Banana Republic	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended May 4, 2013
U.S. (1)	$896	$1,344	$544	$147	$2,931	79%
Canada	86	105	53	1	245	7
Europe	180	—	18	—	198	5
Asia	266	10	37	—	313	8
Other regions	36	—	6	—	42	1
Total	$1,464	$1,459	$658	$148	$3,729	100%
Sales growth	6%	6%	4%	66%	7%

($ in millions)	Gap	Old Navy	Banana Republic	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended April 28, 2012
U.S. (1)	$850	$1,288	$526	$89	$2,753	79%
Canada	80	94	49	—	223	6
Europe	179	—	19	—	198	6
Asia	240	—	33	—	273	8
Other regions	36	—	4	—	40	1
Total	$1,385	$1,382	$631	$89	$3,487	100%
Sales growth	5%	4%	8%	25%	6%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime and Athleta; and fiscal 2013 net sales also include Intermix.
Total online sales were $509 million and $402 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. Total franchise sales were $78 million for each of the thirteen weeks ended May 4, 2013 and April 28, 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	recognition of unrealized gains and losses from designated cash flow hedges into income;

•	changes in total gross unrecognized tax benefits within the next 12 months;

•	expected payments to IBM;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	impact of calendar shift;

•	earnings per share for fiscal 2013;

•	growing sales with healthy merchandise margins;

•	managing our expenses in a disciplined manner;

•	delivering operating margin expansion and earnings per share growth;

•	returning excess cash to shareholders;

•	growing revenues;

•	opening additional stores in Asia;

•	expanding our global outlet presence;

•	continuing to open franchise stores worldwide;

•	opening additional Athleta stores;

•	the net openings of Company-operated store locations in fiscal 2013;

•	square footage change in fiscal 2013;

•	operating margin in fiscal 2013;

•	the effective tax rate in fiscal 2013;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations on certain asset and liability accounts;

•	depreciation and amortization expense in fiscal 2013;

•	capital expenditures in fiscal 2013; and

•	dividend payments in fiscal 2013.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 11, 2013, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition, our products are available to customers online in over 80 countries through Company-owned websites and using third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
We identify our operating segments according to how our business activities are managed and evaluated. Prior to fiscal 2013, we had two reportable segments: Stores and Direct. The Stores reportable segment included the results of the retail stores for Gap, Old Navy, and Banana Republic. The Direct reportable segment included the results of our online brands, as well as Piperlime, Athleta, and Intermix.
Beginning in fiscal 2013, we combined all channels and geographies under one global leader for each of the Gap, Old Navy, and Banana Republic brands. Each global brand president oversees their brand's specialty, outlet, online, and franchise operations. Our newer brands, Piperlime, Athleta, and Intermix, are managed by the president of our Growth, Innovation, and Digital ("GID") division, who oversees those brands' store and online operations. Each of our brands serves customers through its store and online channels. We have determined that each of our operating segments (Gap Global, Old Navy Global, Banana Republic Global, and GID) share similar economic and other qualitative characteristics and, effective February 3, 2013, we have aggregated the results of our operating segments into one reportable segment.
Fiscal 2013 consists of 52 weeks versus 53 weeks in fiscal 2012. Net sales and operating results for fiscal 2013 will reflect the impact of one less selling week as well as the calendar shift which positively impacted the results of the first quarter of fiscal 2013 and is expected to negatively impact the results of the fourth quarter of fiscal 2013. In addition, due to the 53rd week in fiscal 2012, comparable ("Comp") sales for the first quarter of fiscal 2013 are compared to the thirteen-week period ended May 5, 2012.

OVERVIEW
Financial highlights for the first quarter of fiscal 2013 are as follows:

•
Net sales for the first quarter of fiscal 2013 increased 7 percent to $3.7 billion compared with $3.5 billion for the first quarter of fiscal 2012. Comparable sales for the first quarter of fiscal 2013, which include the associated comparable online sales, increased 2 percent compared with a 4 percent increase for the first quarter of fiscal 2012.

•
Gross profit for the first quarter of fiscal 2013 was $1.5 billion compared with $1.4 billion for the first quarter of fiscal 2012. Gross margin for the first quarter of fiscal 2013 was 41.4 percent compared with 39.4 percent for the first quarter of fiscal 2012.

•
Operating margin for the first quarter of fiscal 2013 increased by 290 basis points to 14.2 percent compared with 11.3 percent for the first quarter of fiscal 2012. For fiscal 2013, we expect operating margin to be about 13 percent.

•
Net income for the first quarter of fiscal 2013 increased 43 percent to $333 million compared with $233 million for the first quarter of fiscal 2012, and diluted earnings per share increased 51 percent to $0.71 for the first quarter of fiscal 2013 compared with $0.47 for the first quarter of fiscal 2012. For fiscal 2013, we expect diluted earnings per share to be in the range of $2.52 to $2.60.

Our full year business and financial priorities for fiscal 2013 remain as follows:

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
See Item 1, Financial Statements, Note 12 of Notes to Condensed Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
Beginning in fiscal 2013, the Company reports Comp sales by global brand: Gap Global, Old Navy Global, and Banana Republic Global.
The percentage change in Comp sales by global brand and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Gap Global	3%	2%
Old Navy Global	3%	4%
Banana Republic Global	—%	5%
The Gap, Inc.	2%	4%
Comparable online sales favorably impacted total Company Comp sales by 2 percent in the first quarter of fiscal 2013 and the first quarter of fiscal 2012.
Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each global brand. The calculation of total Company Comp sales includes the results of Athleta, but excludes the results of our franchise business, Piperlime, and Intermix.

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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net sales per average square foot (1)	$85	$81
_____________________________

(1)	Excludes net sales associated with our online, catalog, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2013	13 Weeks Ended May 4, 2013		May 4, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	8	15	983	10.2
Gap Europe	198	2	2	198	1.7
Gap Asia	191	6	1	196	1.9
Old Navy North America	1,010	7	12	1,005	17.5
Old Navy Asia	1	9	—	10	0.2
Banana Republic North America	590	2	3	589	4.9
Banana Republic Asia	38	3	—	41	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	35	5	—	40	0.2
Piperlime North America	1	—	—	1	—
Intermix North America	31	1	—	32	0.1
Company-operated stores total	3,095	43	33	3,105	37.0
Franchise	312	11	—	323	N/A
Total	3,407	54	33	3,428	37.0
Increase over prior year				4.8%	0.3%

	January 28, 2012	13 Weeks Ended April 28, 2012		April 28, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	5	26	1,022	10.5
Gap Europe	193	—	1	192	1.7
Gap Asia	152	11	2	161	1.6
Old Navy North America	1,016	6	8	1,014	17.9
Banana Republic North America	581	6	3	584	4.9
Banana Republic Asia	31	3	2	32	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	1	—	11	—
Company-operated stores total	3,036	32	42	3,026	36.9
Franchise	227	22	5	244	N/A
Total	3,263	54	47	3,270	36.9
Increase (decrease) over prior year				0.8%	(2.4)%
Gap and Banana Republic outlet stores are reflected in each of the respective brands.
In fiscal 2013, we expect net openings of about 80 Company-operated store locations. We expect square footage for Company-operated stores to increase about 1 percent at the end of fiscal 2013 compared with the end of fiscal 2012.

Net Sales
Our net sales for the first quarter of fiscal 2013 increased $242 million, or 7 percent, compared with the first quarter of fiscal 2012 primarily due to an increase in online sales, incremental sales for new international and North America stores, and the favorable impact of the calendar shift due to the 53rd week in fiscal 2012; partially offset by the unfavorable impact of foreign exchange of $45 million primarily due to the weakening of the Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2012 were translated at exchange rates applicable during the first quarter of fiscal 2013.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Cost of goods sold and occupancy expenses	$2,185	$2,112
Gross profit	$1,544	$1,375
Cost of goods sold and occupancy expenses as a percentage of net sales	58.6%	60.6%
Gross margin	41.4%	39.4%
Cost of goods sold and occupancy expenses decreased 2.0 percentage points in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.

•
Cost of goods sold decreased 1.6 percentage points in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. The decrease in cost of goods sold as a percentage of net sales was primarily driven by decreased cost of merchandise as a result of lower cotton prices.

•
Occupancy expenses decreased 0.4 percentage points in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. The decrease in occupancy expenses as a percentage of net sales was primarily driven by higher overall net sales with only a slight increase in occupancy expenses as a result of an increase in online net sales for which our occupancy expenses are primarily fixed rather than variable to sales.

Operating Expenses

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Operating expenses	$1,014	$980
Operating expenses as a percentage of net sales	27.2%	28.1%
Operating margin	14.2%	11.3%
Operating expenses increased $34 million, but decreased 0.9 percentage points, in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. The increase in operating expenses was primarily due to an increase in divisional payroll and benefits expenses due to growth in the business as well as a slight increase in those expenses that are variable to sales.

Interest Expense

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Interest expense	$1	$23
Interest expense for the first quarter of fiscal 2013 includes a reversal of $18 million of interest expense resulting from the favorable resolution of tax matters in the quarter, offset by interest expense of $19 million on overall borrowings and obligations mainly due to our $1.25 billion long-term debt. Interest expense for the first quarter of fiscal 2012 primarily consists of interest related to our $1.25 billion long-term debt and our $400 million term loan, which was repaid in full in August 2012.

Income Taxes

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Income taxes	$197	$140
Effective tax rate	37.2%	37.5%
The decrease in the effective tax rate for the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to the favorable impact of changes in the mix of pre-tax income between domestic and international operations.
We currently expect the fiscal 2013 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax matters, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES
As of May 4, 2013, cash and cash equivalents were $1.6 billion. As of May 4, 2013, the majority of our cash and cash equivalents was held in the U.S. and is generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary cash outflows from operating activities are merchandise inventory purchases, occupancy costs, personnel-related expenses, and payment of taxes. Net cash provided by operating activities during the first quarter of fiscal 2013 decreased $8 million compared with the first quarter of fiscal 2012, primarily due to the following:

•	a decrease of $93 million related to accounts payable in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 primarily due to the timing of payments for merchandise;

•
a decrease of $62 million related to accrued expenses and other current liabilities in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 primarily due to a higher bonus payout in the first quarter of fiscal 2013 compared with the bonus payout in the first quarter of fiscal 2012;

•
a decrease of $59 million related to lease incentives and other long-term liabilities in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 primarily due to the resolution of tax matters in the first quarter of fiscal 2013 for which we had previously recorded liabilities; partially offset by

•
an increase of $104 million related to other current assets and other long-term assets in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 primarily due to an increase in payments received for other receivables in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012; and

•	an increase in net income of $100 million in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012.
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
For fiscal 2013, we expect depreciation and amortization expense, net of amortization of lease incentives, to be about $475 million.

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first quarter of fiscal 2013 decreased $127 million compared with the first quarter of fiscal 2012, primarily due to the following:

•	$50 million of maturities of short-term investments in the first quarter of fiscal 2013 compared with $75 million of purchases in the first quarter of fiscal 2012.
For fiscal 2013, we expect capital expenditures to be about $675 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock, repayments of debt, and dividend payments. Cash inflows primarily consist of proceeds from the issuance of debt and proceeds from issuances under share-based compensation plans, net of withholding tax payments. Net cash used for financing activities during the first quarter of fiscal 2013 increased $44 million compared with the first quarter of fiscal 2012, primarily due to the following:

•	$51 million less proceeds from issuances under share-based compensation plans, net of withholding tax payments, in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012; and

•	$36 million more repurchases of common stock in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012; partially offset by

•	$40 million of payments of long-term debt in the first quarter of fiscal 2012.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 4, 2013	April 28, 2012
Net cash provided by operating activities	$356	$364
Less: Purchases of property and equipment	(151)	(148)
Free cash flow	$205	$216

Long-Term Debt
Long-term debt as of May 4, 2013 consists of our $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility, which was set to expire in April 2016. On May 1, 2013, the Facility was amended under substantially similar terms to extend the expiration date to May 2018 and improve the pricing structure. As of May 4, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $26 million of outstanding standby letters of credit, was $474 million as of May 4, 2013.
We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China. The 250 million Chinese yuan China Facilities ($41 million as of May 4, 2013) have no expiration date. As of May 4, 2013, there were no borrowings under the China Facilities. There were 30 million Chinese yuan ($5 million as of May 4, 2013) in bank guarantees related to store leases under the China Facilities as of May 4, 2013.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of May 4, 2013, we had $66 million in standby letters of credit issued under the agreement.
As of May 4, 2013, we had a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. We had no trade letters of credit issued under the letter of credit agreement as of May 4, 2013.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share and $0.125 per share during the first quarter of fiscal 2013 and fiscal 2012, respectively. Including the dividend paid during the first quarter of fiscal 2013, we intend to pay an annual dividend per share of $0.60 for fiscal 2013, which is an increase of 20 percent compared with $0.50 per share for fiscal 2012.

Share Repurchases
Between November 2011 and February 2012, we announced that the Board of Directors authorized a total of $1.5 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $917 million was remaining as of May 4, 2013.
During the first quarter of fiscal 2013, we repurchased approximately 1.7 million shares for $58 million, including commissions, at an average price per share of $34.27.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 2, 2013, other than those which occur in the normal course of business. See Item 1, Financial Statements, Note 11 of Notes to Condensed Consolidated Financial Statements for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of May 4, 2013 has not significantly changed since February 2, 2013. Our market risk profile as of February 2, 2013 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 3, 4, 5, and 8 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 4, 2013 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (February 3 - March 2)	676,112	$31.76	676,112	$954 million
Month #2 (March 3 - April 6)	962,133	$35.89	962,133	$919 million
Month #3 (April 7 - May 4)	64,191	$36.48	64,191	$917 million
Total	1,702,436	$34.27	1,702,436
__________

(1)	On January 3, 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

10.1*	Second Amended and Restated Master Services Agreement between The Gap, Inc. and International Business Machines Corporation, dated March 29, 2013. (1)
10.2	Amendment No. 2 to the Credit Agreement dated as of May 1, 2013, filed as Exhibit 10.1 to The Gap, Inc.'s Form 8-K on May 1, 2013, Commission File No. 1-7562.
10.3
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to The Gap, Inc.'s Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.4	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.85 to The Gap, Inc.'s Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.
10.5
Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to The Gap, Inc.'s Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

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
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

__________

*	Filed herewith.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	June 11, 2013	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	June 11, 2013	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	Second Amended and Restated Master Services Agreement between The Gap, Inc. and International Business Machines Corporation, dated March 29, 2013. (1)
10.2	Amendment No. 2 to the Credit Agreement dated as of May 1, 2013, filed as Exhibit 10.1 to The Gap, Inc.'s Form 8-K on May 1, 2013, Commission File No. 1-7562.
10.3
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to The Gap, Inc.'s Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.4	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.85 to The Gap, Inc.'s Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.
10.5
Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to The Gap, Inc.'s Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

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
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

*	Filed herewith.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.