Form 10-Q
period 2013-08-03
GAP INC
filed 2013-09-06
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 30, 2013 was 467,502,700.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,925	$1,460	$2,039
Short-term investments	—	50	75
Merchandise inventory	1,837	1,758	1,668
Other current assets	824	864	758
Total current assets	4,586	4,132	4,540
Property and equipment, net of accumulated depreciation of $5,362, $5,291, and $5,297	2,646	2,619	2,521
Other long-term assets	688	719	600
Total assets	$7,920	$7,470	$7,661
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$—	$48
Accounts payable	1,227	1,144	1,201
Accrued expenses and other current liabilities	994	1,092	977
Income taxes payable	57	108	12
Total current liabilities	2,278	2,344	2,238
Long-term liabilities:
Long-term debt	1,247	1,246	1,566
Lease incentives and other long-term liabilities	937	986	959
Total long-term liabilities	2,184	2,232	2,525
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares and Issued 1,106 shares for all periods presented; Outstanding 468, 463, and 479 shares	55	55	55
Additional paid-in capital	2,848	2,864	2,816
Retained earnings	13,755	13,259	12,719
Accumulated other comprehensive income	156	181	224
Treasury stock at cost (638, 643, and 627 shares)	(13,356)	(13,465)	(12,916)
Total stockholders’ equity	3,458	2,894	2,898
Total liabilities and stockholders’ equity	$7,920	$7,470	$7,661
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$3,868	$3,575	$7,597	$7,062
Cost of goods sold and occupancy expenses	2,301	2,148	4,486	4,260
Gross profit	1,567	1,427	3,111	2,802
Operating expenses	1,046	1,002	2,060	1,982
Operating income	521	425	1,051	820
Interest expense	19	22	20	45
Interest income	(1)	(2)	(2)	(3)
Income before income taxes	503	405	1,033	778
Income taxes	200	162	397	302
Net income	$303	$243	$636	$476
Weighted-average number of shares - basic	468	486	466	487
Weighted-average number of shares - diluted	473	491	472	493
Earnings per share - basic	$0.65	$0.50	$1.36	$0.98
Earnings per share - diluted	$0.64	$0.49	$1.35	$0.97
Cash dividends declared and paid per share	$0.15	$0.125	$0.30	$0.25
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$303	$243	$636	$476
Other comprehensive income (loss), net of tax:
Foreign currency translation	(13)	(2)	(41)	(9)
Change in fair value of derivative financial instruments, net of tax of $8, $1, $22, and $3	12	1	34	5
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(6), $-, $(12), and $-	(10)	(1)	(18)	(1)
Other comprehensive income (loss), net of tax	(11)	(2)	(25)	(5)
Comprehensive income	$292	$241	$611	$471
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$636	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267	285
Amortization of lease incentives	(32)	(40)
Share-based compensation	60	53
Tax benefit from exercise of stock options and vesting of stock units	44	16
Excess tax benefit from exercise of stock options and vesting of stock units	(48)	(17)
Non-cash and other items	(19)	2
Deferred income taxes	28	2
Changes in operating assets and liabilities:
Merchandise inventory	(90)	(56)
Other current assets and other long-term assets	42	60
Accounts payable	88	142
Accrued expenses and other current liabilities	(78)	(13)
Income taxes payable, net of prepaid and other tax-related items	(21)	(5)
Lease incentives and other long-term liabilities	(20)	65
Net cash provided by operating activities	857	970
Cash flows from investing activities:
Purchases of property and equipment	(315)	(297)
Purchases of short-term investments	—	(125)
Maturities of short-term investments	50	50
Other	(4)	(6)
Net cash used for investing activities	(269)	(378)
Cash flows from financing activities:
Payments of short-term debt	—	(11)
Payments of long-term debt	—	(40)
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	73	91
Repurchases of common stock	(85)	(369)
Excess tax benefit from exercise of stock options and vesting of stock units	48	17
Cash dividends paid	(140)	(121)
Other	(1)	—
Net cash used for financing activities	(105)	(433)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(18)	(5)
Net increase in cash and cash equivalents	465	154
Cash and cash equivalents at beginning of period	1,460	1,885
Cash and cash equivalents at end of period	$1,925	$2,039
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$64	$52
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$39	$42
Cash paid for income taxes during the period	$390	$288
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of August 3, 2013 and July 28, 2012; the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2013 and July 28, 2012 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of August 3, 2013 and July 28, 2012 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 2, 2013 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended August 3, 2013 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2014.

Note 2. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued an accounting standards update ("ASU") to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.

Note 3. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	August 3, 2013	February 2, 2013	July 28, 2012
Goodwill	$181	$184	$99
Trade name	$92	$92	$54
Other indefinite-lived intangible assets	$6	$6	$6
Intangible assets subject to amortization	$18	$18	$15
Less: Accumulated amortization	(17)	(15)	(15)
Intangible assets subject to amortization, net	$1	$3	$—
Goodwill
During the twenty-six weeks ended August 3, 2013, the carrying amount of goodwill related to the acquisition of Intermix decreased by $3 million to $82 million due to an adjustment of the initial fair values, which were preliminary and subject to adjustments as of December 31, 2012, the date of acquisition. There were no material changes to the carrying amount of goodwill related to Intermix during the thirteen weeks ended August 3, 2013. The measurement period adjustments during the thirteen and twenty-six weeks ended August 3, 2013 did not have a material impact on our Condensed Consolidated Financial Statements for any period reported, and, therefore, we have not retrospectively adjusted our Condensed Consolidated Balance Sheet as of February 2, 2013. The Intermix purchase price allocation as of August 3, 2013 remains preliminary and is subject to additional adjustments.
During the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, there were no changes to the $99 million carrying amount of goodwill related to Athleta.

Other Intangible Assets
The intangible assets subject to amortization consist of customer relationships and non-compete agreements related to Athleta and Intermix of $15 million and $3 million, respectively. Athleta's intangible assets subject to amortization were fully amortized as of April 28, 2012. Intermix's customer relationships and non-compete agreements are being amortized over a period of four years and one year, respectively. Amortization expense related to Intermix's intangible assets subject to amortization was $1 million and $2 million in the thirteen and twenty-six weeks ended August 3, 2013, respectively, and was recorded in operating expenses in the Condensed Consolidated Statements of Income.
During the thirteen and twenty-six weeks ended August 3, 2013, there were no changes to the $54 million and $38 million carrying amounts of the trade names related to Athleta and Intermix, respectively. There were no changes to the $54 million carrying amount of Athleta's trade name during the thirteen and twenty-six weeks ended July 28, 2012.

Note 4. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	August 3, 2013	February 2, 2013	July 28, 2012
Notes	$1,247	$1,246	$1,246
Term loan	—	—	360
Total long-term debt	1,247	1,246	1,606
Less: Current portion	—	—	(40)
Total long-term debt, less current portion	$1,247	$1,246	$1,566
As of August 3, 2013, February 2, 2013, and July 28, 2012, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.41 billion, $1.41 billion, and $1.32 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter.
In April 2012, we repaid $40 million related to our $400 million, five-year, unsecured term loan and in August 2012, we repaid the remaining $360 million reducing the outstanding balance on the term loan to zero. The estimated fair value of the term loan was $360 million as of July 28, 2012. The carrying amount of the term loan approximated its fair value, as the interest rate varied depending on quoted market rates (level 1 inputs) and our credit rating.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which was set to expire in April 2016. On May 1, 2013, the Facility was amended under substantially similar terms to extend the expiration date to May 2018 and to improve the pricing structure. As of August 3, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $23 million of outstanding standby letters of credit, was $477 million as of August 3, 2013.
We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China (the “China Facilities”). The 250 million Chinese yuan China Facilities ($41 million as of August 3, 2013) have no expiration date. There were no borrowings under the China Facilities as of August 3, 2013 and February 2, 2013. There were 35 million Chinese yuan ($6 million as of August 3, 2013) in bank guarantees related to store leases under the China Facilities as of August 3, 2013. As of July 28, 2012, there were borrowings of $8 million under the China Facilities, which were recorded in current maturities of debt in the Condensed Consolidated Balance Sheet.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of August 3, 2013, we had $50 million in standby letters of credit issued under the agreement.
As of August 3, 2013, we had a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. We had no trade letters of credit issued under the letter of credit agreement as of August 3, 2013.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended August 3, 2013 or July 28, 2012. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended August 3, 2013 or July 28, 2012.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 3, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$971	$362	$609	$—
Derivative financial instruments	69	—	69	—
Deferred compensation plan assets	36	36	—	—
Total	$1,076	$398	$678	$—
Liabilities:
Derivative financial instruments	$7	$—	$7	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$518	$189	$329	$—
Short-term investments	50	—	50	—
Derivative financial instruments	51	—	51	—
Deferred compensation plan assets	27	27	—	—
Total	$646	$216	$430	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	July 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,027	$216	$811	$—
Short-term investments	75	—	75	—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	25	25	—	—
Total	$1,143	$241	$902	$—
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen and twenty-six weeks ended August 3, 2013 or July 28, 2012.

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

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in Canadian dollars and Japanese yen received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies of British pounds and Euro. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 18 months.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 3, 2013 or July 28, 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 3, 2013 or July 28, 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	August 3, 2013	February 2, 2013	July 28, 2012
U.S. dollars (1)	$1,682	$988	$1,196
British pounds	£—	£31	£20
Euro	€25	€25	€26
Japanese yen	¥24,000	¥—	¥945
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of August 3, 2013, February 2, 2013, or July 28, 2012.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 3, 2013	February 2, 2013	July 28, 2012
Derivatives designated as cash flow hedges:
Other current assets	$49	$41	$11
Other long-term assets	$13	$2	$2
Accrued expenses and other current liabilities	$2	$10	$5
Lease incentives and other long-term liabilities	$1	$—	$3

Derivatives designated as net investment hedges:
Other current assets	$1	$—	$1
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$3	$1	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$6	$8	$2
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$1	$3	$1
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$69	$51	$16
Total derivatives in a liability position	$7	$14	$9
Substantially all of the unrealized gains and losses from designated cash flow hedges as of August 3, 2013 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of August 3, 2013 shown above.
Effective February 3, 2013, we adopted requirements to disclose the potential effect of rights of setoff associated with our derivative financial instruments. Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $6 million, $4 million, and $5 million as of August 3, 2013, February 2, 2013, and July 28, 2012, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $63 million, $47 million, and $11 million and the net amounts of the derivative financial instruments in a liability position would be $1 million, $10 million, and $4 million as of August 3, 2013, February 2, 2013, and July 28, 2012, respectively.

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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Derivatives in cash flow hedging relationships:
Gain recognized in other comprehensive income	$20	$2	$56	$8
Gain reclassified into cost of goods sold and occupancy expenses	$14	$1	$26	$1
Gain reclassified into operating expenses	$2	$—	$4	$—

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$(2)	$3	$(1)	$3
For the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Gain recognized in operating expenses	$1	$4	$3	$4

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Number of shares repurchased	0.6	13.1	2.3	13.8
Total cost	$27	$349	$85	$367
Average per share cost including commissions	$40.81	$26.65	$36.07	$26.51
Between November 2011 and February 2012, we announced that the Board of Directors authorized a total of $1.5 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $890 million was remaining as of August 3, 2013.
All of the share repurchases were paid for as of August 3, 2013 and February 2, 2013. All except $2 million of total share repurchases were paid for as of July 28, 2012.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock units	$24	$19	$51	$43
Stock options	4	3	7	8
Employee stock purchase plan	1	1	2	2
Share-based compensation expense	29	23	60	53
Less: Income tax benefit	(11)	(9)	(23)	(20)
Share-based compensation expense, net of tax	$18	$14	$37	$33

Note 9. Accumulated Other Comprehensive Income
Effective February 3, 2013, we adopted enhanced disclosure requirements for the reporting of reclassifications out of accumulated other comprehensive income.
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
13 Weeks Ended May 4, 2013:
Foreign currency translation	(28)	—	(28)
Change in fair value of derivative financial instruments	—	22	22
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Other comprehensive income (loss), net	(28)	14	(14)
Balance at May 4, 2013	130	37	167
13 Weeks Ended August 3, 2013:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	12	12
Amounts reclassified from accumulated other comprehensive income	—	(10)	(10)
Other comprehensive income (loss), net	(13)	2	(11)
Balance at August 3, 2013	$117	$39	$156
See Note 6 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of August 3, 2013, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of approximately $20 million primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
During the twenty-six weeks ended August 3, 2013, we recognized an interest expense reversal of $18 million as a result of the favorable resolution of tax matters.

Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Weighted-average number of shares - basic	468	486	466	487
Common stock equivalents	5	5	6	6
Weighted-average number of shares - diluted	473	491	472	493
The above computations of weighted-average number of shares – diluted exclude 2 million shares related to stock options and other stock awards for each of the thirteen weeks ended August 3, 2013 and July 28, 2012, and 1 million and 2 million shares related to stock options and other stock awards for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

Note 12. Commitments and Contingencies
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of August 3, 2013, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 3, 2013, February 2, 2013, and July 28, 2012, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of August 3, 2013, February 2, 2013, and July 28, 2012 was not material for any individual Action or in total. Subsequent to August 3, 2013 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a material change to our estimate is required.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 13. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. Prior to fiscal 2013, we had two reportable segments: Stores and Direct. The Stores reportable segment included the results of the retail stores for Gap, Old Navy, and Banana Republic. The Direct reportable segment included the results of our online brands, as well as Piperlime, Athleta, and Intermix.
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

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended August 3, 2013
U.S. (1)	$894	$1,406	$566	$170	$3,036	79%
Canada	96	115	54	1	266	7
Europe	188	—	22	—	210	5
Asia	254	19	38	—	311	8
Other regions	39	—	6	—	45	1
Total	$1,471	$1,540	$686	$171	$3,868	100%
Sales growth	5%	11%	1%	71%	8%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended July 28, 2012
U.S. (1)	$840	$1,283	$560	$100	$2,783	78%
Canada	83	106	52	—	241	7
Europe	176	—	21	—	197	5
Asia	265	2	42	—	309	9
Other regions	40	—	5	—	45	1
Total	$1,404	$1,391	$680	$100	$3,575	100%
Sales growth	5%	3%	9%	37%	6%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
26 Weeks Ended August 3, 2013
U.S. (1)	$1,790	$2,750	$1,110	$317	$5,967	79%
Canada	182	220	107	2	511	7
Europe	368	—	40	—	408	5
Asia	520	29	75	—	624	8
Other regions	75	—	12	—	87	1
Total	2,935	2,999	1,344	319	7,597	100%
Sales growth	5%	8%	3%	69%	8%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
26 Weeks Ended July 28, 2012
U.S. (1)	$1,690	$2,571	$1,086	$189	$5,536	78%
Canada	163	200	101	—	464	7
Europe	355	—	40	—	395	6
Asia	505	2	75	—	582	8
Other regions	76	—	9	—	85	1
Total	2,789	2,773	1,311	189	7,062	100%
Sales growth	5%	4%	8%	31%	6%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime and Athleta; and fiscal 2013 net sales also include Intermix.
Total online sales were $466 million and $367 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. Total online sales were $975 million and $769 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.
Total franchise sales were $84 million and $80 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively. Total franchise sales were $162 million and $158 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges;

•	changes in total gross unrecognized tax benefits within the next 12 months;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	the impact of the calendar shift between fiscal 2012 and fiscal 2013, including the impact on fourth quarter fiscal 2013 results;

•	operating margin in fiscal 2013;

•	earnings per share for fiscal 2013;

•	growing sales with healthy merchandise margins;

•	managing our expenses in a disciplined manner;

•	delivering operating margin expansion and earnings per share growth;

•	returning excess cash to shareholders;

•	growing revenues;

•	opening additional stores in Asia;

•	expanding our global outlet presence;

•	continuing to open franchise stores worldwide;

•	opening additional Athleta stores;

•	the net openings of Company-operated store locations in fiscal 2013;

•	square footage change in fiscal 2013;

•	the effective tax rate in fiscal 2013;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations on certain asset and liability accounts;

•	depreciation and amortization expense in fiscal 2013;

•	capital expenditures in fiscal 2013; and

•	dividend payments in fiscal 2013.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 6, 2013, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap and Banana Republic stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition, our products are available to customers online through Company-owned websites and using third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
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
Fiscal 2013 consists of 52 weeks versus 53 weeks in fiscal 2012. Net sales and operating results for fiscal 2013 will reflect the impact of one less selling week as well as the calendar shift, which positively impacted the results of the first quarter of fiscal 2013 and is expected to negatively impact the results of the fourth quarter of fiscal 2013. In addition, due to the 53rd week in fiscal 2012, comparable ("Comp") sales for the second quarter of fiscal 2013 and the first half of fiscal 2013, respectively, are compared to the thirteen-week and twenty-six-week periods ended August 4, 2012.

OVERVIEW
Financial highlights for the second quarter of fiscal 2013 are as follows:

•
Net sales for the second quarter of fiscal 2013 increased 8 percent to $3.9 billion compared with $3.6 billion for the second quarter of fiscal 2012. Excluding the impact of foreign exchange, our net sales increased 10 percent for the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. See Net Sales discussion for impact of foreign exchange.

•
Comparable sales for the second quarter of fiscal 2013, which include the associated comparable online sales, increased 5 percent compared with a 4 percent increase for the second quarter of fiscal 2012.

•
Gross profit for the second quarter of fiscal 2013 was $1.6 billion compared with $1.4 billion for the second quarter of fiscal 2012. Gross margin for the second quarter of fiscal 2013 was 40.5 percent compared with 39.9 percent for the second quarter of fiscal 2012.

•
Operating margin for the second quarter of fiscal 2013 increased by 160 basis points to 13.5 percent compared with 11.9 percent for the second quarter of fiscal 2012. For fiscal 2013, we expect operating margin to be about 13 percent.

•
Net income for the second quarter of fiscal 2013 increased 25 percent to $303 million compared with $243 million for the second quarter of fiscal 2012, and diluted earnings per share increased 31 percent to $0.64 for the second quarter of fiscal 2013 compared with $0.49 for the second quarter of fiscal 2012. For fiscal 2013, we expect diluted earnings per share to be in the range of $2.57 to $2.65.

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
See Item 1, Financial Statements, Note 13 of Notes to Condensed Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
Beginning in fiscal 2013, the Company reports Comp sales by global brand: Gap Global, Old Navy Global, and Banana Republic Global.
The percentage change in Comp sales by global brand and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Gap Global	6%	3%	5%	3%
Old Navy Global	6%	3%	5%	4%
Banana Republic Global	(1)%	6%	(1)%	6%
The Gap, Inc.	5%	4%	4%	4%
Comparable online sales favorably impacted total Company Comp sales by 2 percent in each of the second quarter of fiscal 2013 and 2012. Comparable online sales favorably impacted total Company Comp sales by 3 percent and 2 percent in the first half of fiscal 2013 and 2012, respectively.
Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each global brand. The calculation of total Company Comp sales includes the results of Athleta, but excludes the results of our franchise business, Piperlime, and Intermix.
A store is included in the Comp sales calculations when it has been open and operated by The Gap, Inc. for at least one calendar year and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp sales calculations until the first day they have comparable prior year sales.
A store is considered non-comparable (“Non-comp”) when it has been open and operated by The Gap, Inc. for less than one calendar year or has changed its selling square footage by 15 percent or more within the past year.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales per average square foot (1)	$90	$85	$175	$166
_____________________________

(1)	Excludes net sales associated with our online, catalog, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2013	26 Weeks Ended August 3, 2013		August 3, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	16	37	969	10.1
Gap Europe	198	2	4	196	1.7
Gap Asia	191	12	1	202	2.0
Old Navy North America	1,010	12	19	1,003	17.3
Old Navy Asia	1	9	—	10	0.2
Banana Republic North America	590	7	4	593	4.9
Banana Republic Asia	38	4	—	42	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	35	11	—	46	0.2
Piperlime North America	1	—	—	1	—
Intermix North America	31	4	1	34	0.1
Company-operated stores total	3,095	77	66	3,106	36.8
Franchise	312	26	—	338	N/A
Total	3,407	103	66	3,444	36.8
Increase over prior year				4.8%	—%

	January 28, 2012	26 Weeks Ended July 28, 2012		July 28, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	9	38	1,014	10.4
Gap Europe	193	2	1	194	1.7
Gap Asia	152	15	2	165	1.6
Old Navy North America	1,016	8	14	1,010	17.8
Old Navy Asia	—	1	—	1	—
Banana Republic North America	581	10	5	586	4.9
Banana Republic Asia	31	4	2	33	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	12	—	22	0.1
Company-operated stores total	3,036	61	62	3,035	36.8
Franchise	227	30	7	250	N/A
Total	3,263	91	69	3,285	36.8
Increase (decrease) over prior year				1.1%	(2.4)%
Gap and Banana Republic outlet stores are reflected in each of the respective brands.
In fiscal 2013, we expect net openings of about 80 Company-operated store locations. We expect square footage for Company-operated stores to increase about 1 percent at the end of fiscal 2013 compared with the end of fiscal 2012.

Net Sales
Our net sales for the second quarter of fiscal 2013 increased $293 million, or 8 percent, compared with the second quarter of fiscal 2012 primarily due to an increase in net sales at Old Navy Global and Gap Global, as well as our newer brands; partially offset by the unfavorable impact of foreign exchange of $56 million primarily due to the weakening of the Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2012 were translated at exchange rates applicable during the second quarter of fiscal 2013. On this basis, our net sales for the second quarter of fiscal 2013 increased 10 percent compared with the second quarter of fiscal 2012. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Our net sales for the first half of fiscal 2013 increased $535 million, or 8 percent, compared with the first half of fiscal 2012 primarily due to an increase in net sales at Old Navy Global and Gap Global, as well as our newer brands, and the favorable impact of the calendar shift due to the 53rd week in fiscal 2012; partially offset by the unfavorable impact of foreign exchange of $101 million primarily due to the weakening of the Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2012 were translated at exchange rates applicable during the first half of fiscal 2013. On this basis, our net sales for the first half of fiscal 2013 increased 9 percent compared with the first half of fiscal 2012. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Cost of goods sold and occupancy expenses	$2,301	$2,148	$4,486	$4,260
Gross profit	$1,567	$1,427	$3,111	$2,802
Cost of goods sold and occupancy expenses as a percentage of net sales	59.5%	60.1%	59.0%	60.3%
Gross margin	40.5%	39.9%	41.0%	39.7%
Cost of goods sold and occupancy expenses decreased 0.6 percentage points in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012.

•
Cost of goods sold increased 0.3 percentage points in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased promotional activities.

•
Occupancy expenses decreased 0.9 percentage points in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. The decrease in occupancy expenses as a percentage of net sales was primarily driven by an increase in net sales with relatively flat occupancy expense.

Cost of goods sold and occupancy expenses decreased 1.3 percentage points in the first half of fiscal 2013 compared with the first half of fiscal 2012.

•
Cost of goods sold decreased 0.6 percentage points in the first half of fiscal 2013 compared with the first half of fiscal 2012. The decrease in cost of goods sold as a percentage of net sales was primarily driven by decreased cost of merchandise as a result of lower cotton prices in the first quarter of fiscal 2013.

•
Occupancy expenses decreased 0.7 percentage points in the first half of fiscal 2013 compared with the first half of fiscal 2012. The decrease in occupancy expenses as a percentage of net sales was primarily driven by an increase in net sales with only a slight increase in occupancy expense.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Operating expenses	$1,046	$1,002	$2,060	$1,982
Operating expenses as a percentage of net sales	27.0%	28.0%	27.1%	28.1%
Operating margin	13.5%	11.9%	13.8%	11.6%
Operating expenses increased $44 million, but decreased 1.0 percentage points, in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. The increase in operating expenses was primarily due to an increase in divisional payroll and benefits expenses as well as an increase in those expenses that are variable to sales.
Operating expenses increased $78 million, but decreased 1.0 percentage points, in the first half of fiscal 2013 compared with the first half of fiscal 2012. The increase in operating expenses was primarily due to an increase in divisional payroll and benefits expenses as well as an increase in those expenses that are variable to sales.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Interest expense	$19	$22	$20	$45

Interest expense for the second quarter of fiscal 2013 and 2012 primarily consists of interest related to our $1.25 billion long-term debt. Interest expense for the second quarter of fiscal 2012 also includes interest on our $400 million term loan, which was repaid in full in August 2012.
Interest expense for the first half of fiscal 2013 includes $38 million of interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt, offset by a reversal of $18 million of interest expense resulting from the favorable resolution of tax matters in the first quarter of fiscal 2013. Interest expense for the first half of fiscal 2012 primarily consists of interest related to our $1.25 billion long-term debt and our $400 million term loan.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Income taxes	$200	$162	$397	$302
Effective tax rate	39.8%	40.0%	38.4%	38.8%
The decrease in the effective tax rate for the second quarter and first half of fiscal 2013 compared with the second quarter and first half of fiscal 2012 was primarily due to the favorable impact of changes in the mix of pre-tax income between our domestic and international operations.
We currently expect the fiscal 2013 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax matters, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES
As of August 3, 2013, cash and cash equivalents were $1.9 billion. As of August 3, 2013, the majority of our cash and cash equivalents was held in the U.S. and is generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary cash outflows from operating activities are merchandise inventory purchases, occupancy costs, personnel-related expenses, and payment of taxes. Net cash provided by operating activities during the first half of fiscal 2013 decreased $113 million compared with the first half of fiscal 2012, primarily due to the following:

•
a decrease of $85 million related to lease incentives and other long-term liabilities primarily due to the resolution of tax matters, including interest, and an increase in lease incentives in fiscal 2012 related to the relocation of our New York headquarter offices;

•	a decrease of $65 million related to accrued expenses and other current liabilities primarily due to a higher bonus payout in fiscal 2013 compared with fiscal 2012;

•	a decrease of $54 million related to accounts payable primarily due to timing of payments;

•	a decrease of $34 million related to merchandise inventory primarily due to volume and timing of receipts;

•	a decrease of $21 million related to non-cash and other items primarily due to the higher realized gain related to our derivative financial instruments; partially offset by

•	an increase in net income of $160 million.
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

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first half of fiscal 2013 decreased $109 million compared with the first half of fiscal 2012, primarily due to the following:

•	$50 million of maturities of short-term investments in fiscal 2013 compared with $75 million of net purchases in fiscal 2012; partially offset by

•	$18 million more property and equipment purchases.
For fiscal 2013, we expect capital expenditures to be about $675 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock, repayments of debt, and dividend payments. Cash inflows primarily consist of proceeds from the issuance of debt and proceeds from issuances under share-based compensation plans, net of withholding tax payments. Net cash used for financing activities during the first half of fiscal 2013 decreased $328 million compared with the first half of fiscal 2012, primarily due to the following:

•	$284 million less repurchases of common stock; and

•	$51 million of payments of debt in fiscal 2012; partially offset by

•	$18 million less proceeds from issuances under share-based compensation plans, net of withholding tax payments.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 3, 2013	July 28, 2012
Net cash provided by operating activities	$857	$970
Less: Purchases of property and equipment	(315)	(297)
Free cash flow	$542	$673

Long-Term Debt
Long-term debt as of August 3, 2013 consists of our $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility, which expires in May 2018. As of August 3, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $23 million of outstanding standby letters of credit, was $477 million as of August 3, 2013.
We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China. The 250 million Chinese yuan China Facilities ($41 million as of August 3, 2013) have no expiration date. As of August 3, 2013, there were no borrowings under the China Facilities. There were 35 million Chinese yuan ($6 million as of August 3, 2013) in bank guarantees related to store leases under the China Facilities as of August 3, 2013.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of August 3, 2013, we had $50 million in standby letters of credit issued under the agreement.
As of August 3, 2013, we had a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. We had no trade letters of credit issued under the letter of credit agreement as of August 3, 2013.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.

We paid a dividend of $0.30 per share and $0.25 per share during the first half of fiscal 2013 and fiscal 2012, respectively. On August 22, 2013, the Company announced its intention to increase the annual dividend, beginning in the third quarter of fiscal 2013, from $0.60 per share to $0.80 per share. As a result, we intend to pay an annual dividend per share of $0.70 for fiscal 2013 compared with $0.50 per share for fiscal 2012.

Share Repurchases
Between November 2011 and February 2012, we announced that the Board of Directors authorized a total of $1.5 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $890 million was remaining as of August 3, 2013.
During the first half of fiscal 2013, we repurchased approximately 2.3 million shares for $85 million, including commissions, at an average price per share of $36.07.

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
Our market risk profile as of August 3, 2013 has not significantly changed since February 2, 2013. Our market risk profile as of February 2, 2013 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 3, 2013 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 5 - June 1)	126,904	$40.19	126,904	$912 million
Month #2 (June 2 - July 6)	518,350	$40.96	518,350	$890 million
Month #3 (July 7 - August 3)	—	$—	—	$890 million
Total	645,254	$40.81	645,254
__________

(1)	On January 3, 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

__________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	September 6, 2013	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	September 6, 2013	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

*	Filed herewith.