Form 10-Q/A
period 2013-05-04
GAP INC
filed 2013-09-12
CIK 39911

UNITED STATES
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

Explanatory Note

This Amendment No. 1 to The Gap, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013 is being filed solely to update Exhibit 10.1 in response to comments received from the staff of the Securities and Exchange Commission on a previously filed request for confidential treatment. No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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
101**
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

__________

*	Filed herewith.

**	Previously filed.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	September 12, 2013	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	September 12, 2013	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	Second Amended and Restated Master Services Agreement between The Gap, Inc. and International Business Machines Corporation, dated March 29, 2013. (1)
10.2	Amendment No. 2 to the Credit Agreement dated as of May 1, 2013, filed as Exhibit 10.1 to The Gap, Inc.'s Form 8-K on May 1, 2013, Commission File No. 1-7562.
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
101**
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

_____________________________

*	Filed herewith.

**	Previously filed.

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

4