Form 10-Q
period 2013-11-02
GAP INC
filed 2013-12-09
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of December 3, 2013 was 448,974,801.

THE GAP, INC.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges;

•	the impact of changes in total gross unrecognized tax benefits within the next 12 months;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	the impact of the calendar shift between fiscal 2012 and fiscal 2013, including the impact on fourth quarter fiscal 2013 results;

•	operating margin in fiscal 2013;

•	earnings per share for fiscal 2013;

•	growing sales with healthy merchandise margins;

•	managing our expenses in a disciplined manner;

•	delivering operating margin expansion and earnings per share growth;

•	returning excess cash to shareholders;

•	growing revenues;

•	opening additional stores in Asia with a focus on Gap China and Old Navy Japan;

•	expanding our global outlet presence;

•	continuing to expand our franchise presence worldwide;

•	opening additional Athleta stores;

•	the net openings of Company-operated store locations in fiscal 2013;

•	square footage change in fiscal 2013;

•	the effective tax rate in fiscal 2013;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations, combined with the calendar shift between fiscal 2012 and fiscal 2013, on certain asset and liability accounts;

•	depreciation and amortization expense in fiscal 2013;

•	capital expenditures in fiscal 2013;

•	dividend payments in fiscal 2013; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 9, 2013, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$996	$1,460	$1,720
Short-term investments	—	50	50
Merchandise inventory	2,471	1,758	2,269
Other current assets	923	864	794
Total current assets	4,390	4,132	4,833
Property and equipment, net of accumulated depreciation of $5,448, $5,291, and $5,355	2,714	2,619	2,559
Other long-term assets	682	719	615
Total assets	$7,786	$7,470	$8,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$—	$2
Accounts payable	1,513	1,144	1,584
Accrued expenses and other current liabilities	1,064	1,092	1,041
Income taxes payable	54	108	1
Total current liabilities	2,631	2,344	2,628
Long-term liabilities:
Long-term debt	1,247	1,246	1,246
Lease incentives and other long-term liabilities	952	986	972
Total long-term liabilities	2,199	2,232	2,218
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares and Issued 1,106 shares for all periods presented; Outstanding 449, 463, and 480 shares	55	55	55
Additional paid-in capital	2,876	2,864	2,844
Retained earnings	14,000	13,259	12,966
Accumulated other comprehensive income	145	181	219
Treasury stock at cost (657, 643, and 626 shares)	(14,120)	(13,465)	(12,923)
Total stockholders’ equity	2,956	2,894	3,161
Total liabilities and stockholders’ equity	$7,786	$7,470	$8,007
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$3,976	$3,864	$11,573	$10,926
Cost of goods sold and occupancy expenses	2,387	2,271	6,873	6,531
Gross profit	1,589	1,593	4,700	4,395
Operating expenses	1,013	1,073	3,073	3,055
Operating income	576	520	1,627	1,340
Interest expense	21	22	41	67
Interest income	(1)	(1)	(3)	(4)
Income before income taxes	556	499	1,589	1,277
Income taxes	219	191	616	493
Net income	$337	$308	$973	$784
Weighted-average number of shares - basic	463	481	465	485
Weighted-average number of shares - diluted	468	488	471	491
Earnings per share - basic	$0.73	$0.64	$2.09	$1.62
Earnings per share - diluted	$0.72	$0.63	$2.07	$1.60
Cash dividends declared and paid per share	$0.20	$0.125	$0.50	$0.375
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net income	$337	$308	$973	$784
Other comprehensive income (loss), net of tax:
Foreign currency translation	9	(1)	(32)	(10)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(5), $(2), $17, and $1	(7)	(3)	27	2
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(7), $(1), $(19), and $(1)	(13)	(1)	(31)	(2)
Other comprehensive income (loss), net of tax	(11)	(5)	(36)	(10)
Comprehensive income	$326	$303	$937	$774
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$973	$784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	421
Amortization of lease incentives	(49)	(58)
Share-based compensation	86	87
Tax benefit from exercise of stock options and vesting of stock units	54	32
Excess tax benefit from exercise of stock options and vesting of stock units	(55)	(32)
Non-cash and other items	(37)	4
Deferred income taxes	27	(15)
Changes in operating assets and liabilities:
Merchandise inventory	(723)	(655)
Other current assets and other long-term assets	(50)	(14)
Accounts payable	370	517
Accrued expenses and other current liabilities	(41)	31
Income taxes payable, net of prepaid and other tax-related items	(6)	31
Lease incentives and other long-term liabilities	6	92
Net cash provided by operating activities	953	1,225
Cash flows from investing activities:
Purchases of property and equipment	(487)	(449)
Purchases of short-term investments	—	(175)
Maturities of short-term investments	50	125
Other	(2)	(12)
Net cash used for investing activities	(439)	(511)
Cash flows from financing activities:
Payments of short-term debt	—	(17)
Payments of long-term debt	—	(400)
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	90	159
Repurchases of common stock	(875)	(467)
Excess tax benefit from exercise of stock options and vesting of stock units	55	32
Cash dividends paid	(232)	(182)
Other	(1)	—
Net cash used for financing activities	(963)	(875)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(15)	(4)
Net decrease in cash and cash equivalents	(464)	(165)
Cash and cash equivalents at beginning of period	1,460	1,885
Cash and cash equivalents at end of period	$996	$1,720
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$87	$68
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$76	$81
Cash paid for income taxes during the period	$587	$445
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of November 2, 2013 and October 27, 2012, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of November 2, 2013 and October 27, 2012 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 2, 2013 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended November 2, 2013 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2014.

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

Note 3. Goodwill and Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	November 2, 2013	February 2, 2013	October 27, 2012
Goodwill	$177	$184	$99
Trade names	$92	$92	$54
Other indefinite-lived intangible assets	$6	$6	$6
Intangible assets subject to amortization	$18	$18	$15
Less: Accumulated amortization	(17)	(15)	(15)
Intangible assets subject to amortization, net	$1	$3	$—
Goodwill
During the thirty-nine weeks ended November 2, 2013, the carrying amount of goodwill related to the acquisition of Intermix decreased by $7 million to $78 million due to an adjustment of the initial fair values. The initial fair values as of December 31, 2012, the date of acquisition, were preliminary and subject to adjustment. The measurement period adjustments during the thirty-nine weeks ended November 2, 2013 did not have a material impact on our Condensed Consolidated Financial Statements for any period reported, and, therefore, we have not retrospectively adjusted our Condensed Consolidated Balance Sheet as of February 2, 2013. The Intermix purchase price allocation as of November 2, 2013 remains preliminary and is subject to additional adjustments.
During the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, there were no changes to the $99 million carrying amount of goodwill related to Athleta.

Other Intangible Assets
Trade names consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of November 2, 2013, February 2, 2013, and October 27, 2012.

The intangible assets subject to amortization consist of customer relationships and non-compete agreements related to Athleta and Intermix of $15 million and $3 million, respectively. Athleta's intangible assets subject to amortization were fully amortized as of April 28, 2012. Intermix's customer relationships and non-compete agreements are being amortized over a period of four years and one year, respectively. There was no material amortization expense related to Intermix's intangible assets subject to amortization during the thirteen weeks ended November 2, 2013. Amortization expense related to Intermix's intangible assets subject to amortization was $2 million in the thirty-nine weeks ended November 2, 2013 and was recorded in operating expenses in the Condensed Consolidated Statements of Income.

Note 4. Debt and Credit Facilities
As of November 2, 2013, February 2, 2013, and October 27, 2012, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.38 billion, $1.41 billion, and $1.41 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes are recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
In April 2012, we repaid $40 million related to our $400 million, five-year, unsecured term loan and in August 2012, we repaid the remaining $360 million reducing the outstanding balance on the term loan to zero as of October 27, 2012.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which was set to expire in April 2016. On May 1, 2013, the Facility was amended under substantially similar terms to extend the expiration date to May 2018 and to improve the pricing structure. As of November 2, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $23 million of outstanding standby letters of credit, was $477 million as of November 2, 2013.
We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China (the “China Facilities”). The 250 million Chinese yuan China Facilities ($41 million as of November 2, 2013) have no expiration date. There were no borrowings under the China Facilities as of November 2, 2013 and February 2, 2013. There were 42 million Chinese yuan ($7 million as of November 2, 2013) in bank guarantees related to store leases under the China Facilities as of November 2, 2013. As of October 27, 2012, there were borrowings of $2 million under the China Facilities, which were recorded in current maturities of debt in the Condensed Consolidated Balance Sheet.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of November 2, 2013, we had $50 million in standby letters of credit issued under the agreement.
We also have a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. We had no trade letters of credit issued under the letter of credit agreement as of November 2, 2013.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended November 2, 2013 or October 27, 2012. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended November 2, 2013 or October 27, 2012.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	November 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$307	$126	$181	$—
Derivative financial instruments	47	—	47	—
Deferred compensation plan assets	37	37	—	—
Total	$391	$163	$228	$—
Liabilities:
Derivative financial instruments	$11	$—	$11	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$518	$189	$329	$—
Short-term investments	50	—	50	—
Derivative financial instruments	51	—	51	—
Deferred compensation plan assets	27	27	—	—
Total	$646	$216	$430	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$840	$184	$656	$—
Short-term investments	50	—	50	—
Derivative financial instruments	12	—	12	—
Deferred compensation plan assets	27	27	—	—
Total	$929	$211	$718	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen and thirty-nine weeks ended November 2, 2013 or October 27, 2012.

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

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies of British pounds and Euro. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 18 months.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended November 2, 2013 or October 27, 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended November 2, 2013 or October 27, 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	November 2, 2013		February 2, 2013		October 27, 2012
U.S. dollars (1)		$1,468		$988		$1,091
British pounds		£—		£31		£9
Canadian dollars	C$	8	C$	—	C$	—
Euro		€25		€25		€26
Japanese yen		¥30,000		¥—		¥945
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of November 2, 2013, February 2, 2013, or October 27, 2012.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	November 2, 2013	February 2, 2013	October 27, 2012
Derivatives designated as cash flow hedges:
Other current assets	$27	$41	$9
Other long-term assets	$7	$2	$1
Accrued expenses and other current liabilities	$8	$10	$8
Lease incentives and other long-term liabilities	$2	$—	$3

Derivatives designated as net investment hedges:
Other current assets	$4	$—	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$1	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$9	$8	$2
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$1	$3	$3
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$47	$51	$12
Total derivatives in a liability position	$11	$14	$14
Substantially all of the unrealized gains and losses from designated cash flow hedges as of November 2, 2013 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of November 2, 2013 shown above.

Effective February 3, 2013, we adopted requirements to disclose the potential effect of rights of setoff associated with our derivative financial instruments. Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $2 million, $4 million, and $3 million as of November 2, 2013, February 2, 2013, and October 27, 2012, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $45 million, $47 million, and $9 million and the net amounts of the derivative financial instruments in a liability position would be $9 million, $10 million, and $11 million as of November 2, 2013, February 2, 2013, and October 27, 2012, respectively.
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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(12)	$(5)	$44	$3
Gain reclassified into cost of goods sold and occupancy expenses	$17	$2	$43	$3
Gain reclassified into operating expenses	$3	$—	$7	$—

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$3	$(1)	$2	$2
For the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Gain (loss) recognized in operating expenses	$(2)	$(3)	$1	$1

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Number of shares repurchased	20.4	2.7	22.7	16.5
Total cost	$790	$96	$875	$463
Average per share cost including commissions	$38.77	$35.73	$38.49	$28.01
Between November 2011 and February 2012, we announced that the Board of Directors authorized a total of $1.5 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $100 million was remaining as of November 2, 2013. In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization.
All of the share repurchases were paid for as of November 2, 2013, February 2, 2013, and October 27, 2012.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock units	$21	$28	$72	$71
Stock options	3	5	10	13
Employee stock purchase plan	2	1	4	3
Share-based compensation expense	26	34	86	87
Less: Income tax benefit	(10)	(13)	(33)	(33)
Share-based compensation expense, net of tax	$16	$21	$53	$54

Note 9. Accumulated Other Comprehensive Income
Effective February 3, 2013, we adopted enhanced disclosure requirements for the reporting of reclassifications out of accumulated other comprehensive income.
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
13 Weeks Ended May 4, 2013:
Foreign currency translation	(28)	—	(28)
Change in fair value of derivative financial instruments	—	22	22
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Other comprehensive income (loss), net	(28)	14	(14)
Balance at May 4, 2013	130	37	167
13 Weeks Ended August 3, 2013:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	12	12
Amounts reclassified from accumulated other comprehensive income	—	(10)	(10)
Other comprehensive income (loss), net	(13)	2	(11)
Balance at August 3, 2013	117	39	156
13 Weeks Ended November 2, 2013:
Foreign currency translation	9	—	9
Change in fair value of derivative financial instruments	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Other comprehensive income (loss), net	9	(20)	(11)
Balance at November 2, 2013	$126	$19	$145
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

The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of November 2, 2013, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of approximately $18 million primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
During the thirty-nine weeks ended November 2, 2013, we recognized an interest expense reversal of $18 million as a result of the favorable resolution of tax matters.

Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Weighted-average number of shares - basic	463	481	465	485
Common stock equivalents	5	7	6	6
Weighted-average number of shares - diluted	468	488	471	491
The above computations of weighted-average number of shares – diluted exclude 1 million shares related to stock options and other stock awards for the thirteen weeks ended November 2, 2013 and 1 million and 2 million shares related to stock options and other stock awards for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, as their inclusion would have an anti-dilutive effect on earnings per share. There were no material shares with an anti-dilutive effect on earnings per share for the thirteen weeks ended October 27, 2012.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of November 2, 2013, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief or both. Actions are in various procedural stages and some are covered in part by insurance. As of November 2, 2013, February 2, 2013, and October 27, 2012, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of November 2, 2013, February 2, 2013, and October 27, 2012 was not material for any individual Action or in total. Subsequent to November 2, 2013 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a material change to our estimate is required.
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

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended November 2, 2013
U.S. (1)	$960	$1,371	$572	$155	$3,058	77%
Canada	111	126	60	1	298	7
Europe	199	—	21	—	220	6
Asia	282	20	37	—	339	8
Other regions	53	—	8	—	61	2
Total	$1,605	$1,517	$698	$156	$3,976	100%
Sales growth	3%	—%	—%	75%	3%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended October 27, 2012
U.S. (1)	$966	$1,385	$572	$89	$3,012	78%
Canada	102	126	60	—	288	8
Europe	187	—	19	—	206	5
Asia	264	3	39	—	306	8
Other regions	46	—	6	—	52	1
Total	$1,565	$1,514	$696	$89	$3,864	100%
Sales growth	5%	9%	8%	31%	8%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
39 Weeks Ended November 2, 2013
U.S. (1)	$2,750	$4,121	$1,682	$472	$9,025	78%
Canada	293	346	167	3	809	7
Europe	567	—	61	—	628	5
Asia	802	49	112	—	963	9
Other regions	128	—	20	—	148	1
Total	$4,540	$4,516	$2,042	$475	$11,573	100%
Sales growth	4%	5%	2%	71%	6%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
39 Weeks Ended October 27, 2012
U.S. (1)	$2,656	$3,956	$1,658	$278	$8,548	78%
Canada	265	326	161	—	752	7
Europe	542	—	59	—	601	6
Asia	769	5	114	—	888	8
Other regions	122	—	15	—	137	1
Total	$4,354	$4,287	$2,007	$278	$10,926	100%
Sales growth	5%	6%	8%	31%	6%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime and Athleta; and fiscal 2013 net sales also include Intermix.
Total online sales were $589 million and $491 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. Total online sales were $1,564 million and $1,260 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.
Total franchise sales were $105 million and $90 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively. Total franchise sales were $267 million and $248 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, children, and babies under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, China, and Italy. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition, our products are available to customers online through Company-owned websites and through use of third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
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
Fiscal 2013 consists of 52 weeks versus 53 weeks in fiscal 2012. Net sales and operating results for fiscal 2013 will reflect the impact of one less selling week as well as the calendar shift, which positively impacted the results of the first quarter of fiscal 2013 and is expected to negatively impact the results of the fourth quarter of fiscal 2013. In addition, due to the 53rd week in fiscal 2012, comparable ("Comp") sales for the third quarter of fiscal 2013 and the first three quarters of fiscal 2013, respectively, are compared to the thirteen-week and thirty-nine-week periods ended November 3, 2012.

OVERVIEW
Financial highlights for the third quarter of fiscal 2013 are as follows:

•
Net sales for the third quarter of fiscal 2013 increased 3 percent to $4.0 billion compared with $3.9 billion for the third quarter of fiscal 2012. Excluding the impact of foreign exchange, our net sales increased 5 percent for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. See Net Sales discussion for impact of foreign exchange.

•
Comparable sales for the third quarter of fiscal 2013, which include the associated comparable online sales, increased 1 percent compared with a 6 percent increase for the third quarter of fiscal 2012.

•
Gross profit for the third quarter of fiscal 2013 and 2012 was $1.6 billion. Gross margin for the third quarter of fiscal 2013 was 40.0 percent compared with 41.2 percent for the third quarter of fiscal 2012.

•
Operating margin for the third quarter of fiscal 2013 increased by 100 basis points to 14.5 percent compared with 13.5 percent for the third quarter of fiscal 2012. For fiscal 2013, we expect operating margin to be about 13 percent.

•
Net income for the third quarter of fiscal 2013 increased 9 percent to $337 million compared with $308 million for the third quarter of fiscal 2012, and diluted earnings per share increased 14 percent to $0.72 for the third quarter of fiscal 2013 compared with $0.63 for the third quarter of fiscal 2012. For fiscal 2013, we expect diluted earnings per share to be in the range of $2.57 to $2.65.

•	During the third quarter of fiscal 2013, we distributed $882 million to shareholders through share repurchases and dividends.
Our full year business and financial priorities for fiscal 2013 remain as follows:

•	grow sales with healthy merchandise margins;

•	manage our expenses in a disciplined manner;

•	deliver operating margin expansion and earnings per share growth; and

•	return excess cash to shareholders.

In addition to increasing sales within our existing business, we also plan to grow revenues through our new brands, channels, and geographies, including the following:

•	opening additional stores in Asia with a focus on Gap China and Old Navy Japan;

•	expanding our global outlet presence;

•	continuing to expand our franchise presence worldwide; and

•	opening additional Athleta stores.

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
See Item 1, Financial Statements, Note 13 of Notes to Condensed Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
Beginning in fiscal 2013, the Company reports Comp sales by global brand: Gap Global, Old Navy Global, and Banana Republic Global.
The percentage change in Comp sales by global brand and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Gap Global	1%	4%	3%	3%
Old Navy Global	—%	9%	3%	6%
Banana Republic Global	(1)%	5%	(1)%	5%
The Gap, Inc.	1%	6%	3%	5%
Comparable online sales favorably impacted total Company Comp sales by 4 percent and 2 percent in the third quarter of fiscal 2013 and 2012, respectively. Comparable online sales favorably impacted total Company Comp sales by 3 percent and 2 percent during the first three quarters of fiscal 2013 and 2012, respectively.
Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each global brand. The calculation of total Company Comp sales includes the results of Athleta stores and online and the Piperlime store, but excludes the results of our franchise business, Piperlime online, and Intermix.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales per average square foot (1)	$89	$89	$264	$255
_____________________________

(1)	Excludes net sales associated with our online, catalog, and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2013	39 Weeks Ended November 2, 2013		November 2, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	26	38	978	10.2
Gap Europe	198	3	7	194	1.7
Gap Asia	191	31	2	220	2.2
Old Navy North America	1,010	19	22	1,007	17.3
Old Navy Asia	1	13	—	14	0.2
Banana Republic North America	590	12	6	596	5.0
Banana Republic Asia	38	6	1	43	0.2
Banana Republic Europe	10	1	—	11	0.1
Athleta North America	35	26	—	61	0.2
Piperlime North America	1	—	—	1	—
Intermix North America	31	5	1	35	0.1
Company-operated stores total	3,095	142	77	3,160	37.2
Franchise	312	46	3	355	N/A
Total	3,407	188	80	3,515	37.2
Increase over prior year				5.3%	0.8%

	January 28, 2012	39 Weeks Ended October 27, 2012		October 27, 2012
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	15	42	1,016	10.5
Gap Europe	193	4	1	196	1.7
Gap Asia	152	26	3	175	1.7
Old Navy North America	1,016	17	20	1,013	17.7
Old Navy Asia	—	1	—	1	—
Banana Republic North America	581	15	7	589	4.9
Banana Republic Asia	31	8	2	37	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	20	—	30	0.1
Piperlime North America	—	1	—	1	—
Company-operated stores total	3,036	107	75	3,068	36.9
Franchise	227	55	11	271	N/A
Total	3,263	162	86	3,339	36.9
Increase (decrease) over prior year				1.9%	(1.9)%
Gap and Banana Republic outlet stores are reflected in each of the respective brands.
In fiscal 2013, we expect net openings of about 80 Company-operated store locations. We expect square footage for Company-operated stores to increase about 1 percent at the end of fiscal 2013 compared with the end of fiscal 2012.

Net Sales
Our net sales for the third quarter of fiscal 2013 increased $112 million, or 3 percent, compared with the third quarter of fiscal 2012 primarily due to an increase in net sales at Gap Global and our newer brands; partially offset by the unfavorable impact of foreign exchange of $61 million primarily due to the weakening of the Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2012 were translated at exchange rates applicable during the third quarter of fiscal 2013. On this basis, our net sales for the third quarter of fiscal 2013 increased 5 percent compared with the third quarter of fiscal 2012. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.
Our net sales for the first three quarters of fiscal 2013 increased $647 million, or 6 percent, compared with the first three quarters of fiscal 2012 primarily due to an increase in net sales at Gap Global and Old Navy Global, as well as our newer brands; partially offset by the unfavorable impact of foreign exchange of $162 million primarily due to the weakening of the Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the first three quarters of fiscal 2012 were translated at exchange rates applicable during the first three quarters of fiscal 2013. On this basis, our net sales for the first three quarters of fiscal 2013 increased 8 percent compared with the first three quarters of fiscal 2012. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Cost of goods sold and occupancy expenses	$2,387	$2,271	$6,873	$6,531
Gross profit	$1,589	$1,593	$4,700	$4,395
Cost of goods sold and occupancy expenses as a percentage of net sales	60.0%	58.8%	59.4%	59.8%
Gross margin	40.0%	41.2%	40.6%	40.2%
Cost of goods sold and occupancy expenses increased 1.2 percentage points in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012.

•
Cost of goods sold increased 1.4 percentage points in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased promotional activities.

•	Occupancy expenses decreased 0.2 percentage points in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012, primarily driven by the increase in net sales.
Cost of goods sold and occupancy expenses decreased 0.4 percentage points during the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012.

•
Cost of goods sold increased 0.1 percentage points during the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased promotional activities.

•	Occupancy expenses decreased 0.5 percentage points during the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012, primarily driven by the increase in net sales.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Operating expenses	$1,013	$1,073	$3,073	$3,055
Operating expenses as a percentage of net sales	25.5%	27.8%	26.6%	28.0%
Operating margin	14.5%	13.5%	14.1%	12.3%
Operating expenses decreased $60 million, or 2.3 percentage points, in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. The decrease in operating expenses was primarily due to a decrease in marketing expenses and lower divisional and corporate overhead expenses.
Operating expenses increased $18 million, but decreased 1.4 percentage points, during the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012. The increase in operating expenses was primarily due to an increase in divisional payroll and benefits expenses as well as an increase in those expenses that are variable to sales, partially offset by a decrease in marketing expenses and lower corporate overhead expenses.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Interest expense	$21	$22	$41	$67
Interest expense for the third quarter of fiscal 2013 and 2012 primarily consists of interest related to our $1.25 billion long-term debt. Interest expense for the third quarter of fiscal 2012 also includes interest on our $400 million term loan, which was repaid in full in August 2012.
Interest expense during the first three quarters of fiscal 2013 includes $59 million of interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt, offset by a reversal of $18 million of interest expense resulting from the favorable resolution of tax matters in the first quarter of fiscal 2013. Interest expense during the first three quarters of fiscal 2012 primarily consists of interest related to our $1.25 billion long-term debt and our $400 million term loan.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Income taxes	$219	$191	$616	$493
Effective tax rate	39.4%	38.3%	38.8%	38.6%
The increase in the effective tax rate for the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to higher federal and state tax credits recognized in the third quarter of fiscal 2012.
The increase in the effective tax rate for the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was primarily due to higher federal and state tax credits recognized in fiscal 2012, partially offset by the favorable impact of changes in our mix of pre-tax income between our domestic and foreign operations in fiscal 2013.
We currently expect the fiscal 2013 effective tax rate to be about 39 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax matters, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES
As of November 2, 2013, cash and cash equivalents and short-term investments were $1.0 billion. As of November 2, 2013, about half of our cash and cash equivalents was held in the U.S. and is generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary cash outflows from operating activities are merchandise inventory purchases, occupancy costs, personnel-related expenses, and payment of taxes. Net cash provided by operating activities during the first three quarters of fiscal 2013 decreased $272 million compared with the first three quarters of fiscal 2012, primarily due to the following:

•	a decrease of $147 million related to accounts payable primarily due to timing of payments;

•
a decrease of $86 million related to lease incentives and other long-term liabilities primarily due to the resolution of tax matters, including interest, and an increase in lease incentives in fiscal 2012 related to the relocation of our New York headquarter offices;

•	a decrease of $72 million related to accrued expenses and other current liabilities primarily due to a higher bonus payout in fiscal 2013 compared with fiscal 2012;

•	a decrease of $68 million related to merchandise inventory primarily due to volume and timing of receipts;

•	a decrease of $41 million related to non-cash and other items primarily due to the higher realized gain related to our derivative financial instruments; partially offset by

•	an increase in net income of $189 million.
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

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first three quarters of fiscal 2013 decreased $72 million compared with the first three quarters of fiscal 2012, primarily due to the following:

•	$50 million of maturities of short-term investments in fiscal 2013 compared with $50 million of net purchases in fiscal 2012; partially offset by

•	$38 million more property and equipment purchases.
For fiscal 2013, we expect capital expenditures to be about $675 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock, repayments of debt, and dividend payments. Cash inflows primarily consist of proceeds from issuances under share-based compensation plans, net of withholding tax payments. Net cash used for financing activities during the first three quarters of fiscal 2013 increased $88 million compared with the first three quarters of fiscal 2012, primarily due to the following:

•	$408 million more repurchases of common stock;

•	$69 million less proceeds from issuances under share-based compensation plans, net of withholding taxes; partially offset by

•	$417 million of payments of debt in fiscal 2012.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	November 2, 2013	October 27, 2012
Net cash provided by operating activities	$953	$1,225
Less: Purchases of property and equipment	(487)	(449)
Free cash flow	$466	$776

Long-Term Debt
Long-term debt as of November 2, 2013 consists of our $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility, which expires in May 2018. As of November 2, 2013, there were no borrowings under the Facility. The net availability of the Facility, reflecting $23 million of outstanding standby letters of credit, was $477 million as of November 2, 2013.

We also have two separate agreements that make unsecured uncommitted revolving credit facilities available for our operations in China. The 250 million Chinese yuan China Facilities ($41 million as of November 2, 2013) have no expiration date. As of November 2, 2013, there were no borrowings under the China Facilities. There were 42 million Chinese yuan ($7 million as of November 2, 2013) in bank guarantees related to store leases under the China Facilities as of November 2, 2013.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of November 2, 2013, we had $50 million in standby letters of credit issued under the agreement.
We also have a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. We had no trade letters of credit issued under the letter of credit agreement as of November 2, 2013.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.50 per share and $0.375 per share during the first three quarters of fiscal 2013 and fiscal 2012, respectively. On August 22, 2013, the Company announced its intention to increase the annual dividend, beginning in the third quarter of fiscal 2013, from $0.60 per share to $0.80 per share. As a result, we intend to pay an annual dividend per share of $0.70 for fiscal 2013 compared with $0.50 per share for fiscal 2012.

Share Repurchases
Between November 2011 and February 2012, we announced that the Board of Directors authorized a total of $1.5 billion for share repurchases, all of which was completed by the end of December 2012. In January 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $100 million was remaining as of November 2, 2013. In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization.
During the first three quarters of fiscal 2013, we repurchased approximately 22.7 million shares for $875 million, including commissions, at an average price per share of $38.49.

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
Our market risk profile as of November 2, 2013 has not significantly changed since February 2, 2013. Our market risk profile as of February 2, 2013 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended November 2, 2013 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (August 4 - August 31)	1,220,800	$40.89	1,220,800	$840 million
Month #2 (September 1 - October 5)	6,066,122	$41.01	6,066,122	$591 million
Month #3 (October 6 - November 2)	13,087,957	$37.53	13,087,957	$100 million
Total	20,374,879	$38.77	20,374,879
__________

(1)
On January 3, 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. On November 21, 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. These authorizations have no expiration date.

Item 6.	Exhibits.

10.1*	Agreement with Sonia Syngal dated August 23, 2013, and confirmed on September 3, 2013.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

__________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	December 9, 2013	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	December 9, 2013	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1*	Agreement with Sonia Syngal dated August 23, 2013, and confirmed on September 3, 2013.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

*	Filed herewith.