Form 10-K
period 2014-02-01
GAP INC
filed 2014-03-24
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal year ended February 1, 2014

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to
Commission File Number 1-7562
THE GAP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State of Incorporation)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (415) 427-0100
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.05 par value	The New York Stock Exchange
(Title of class)	(Name of exchange where registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2013 was approximately $14 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 18, 2014 was 447,001,764.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2014 (hereinafter referred to as the “2014 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	optimizing our inventory levels and increasing the efficiency and responsiveness of our supply chain through strategic initiatives;

•	moving to a global brand structure and pursuing continued international expansion;

•	our ability to supplement near-term liquidity, if necessary, with our revolving credit facility;

•	target cash balance and ability to provide for our working capital needs and for unexpected business downturns;

•	our ability to maintain a strong financial profile with ample liquidity;

•	developing an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	growing sales;

•	managing our expenses in a disciplined manner;

•	delivering operating margin expansion and earnings per share growth;

•	returning excess cash to shareholders;

•	growing revenues through new brands, channels, and geographies;

•	opening additional stores in Asia, with a focus on Gap China, Old Navy China, and Old Navy Japan;

•	expanding our global outlet presence;

•	continuing to expand our franchise presence worldwide;

•	opening additional Athleta stores;

•	impact of foreign exchange rate fluctuations, including the impact on our net sales and gross margins for foreign subsidiaries;

•	diluted earnings per share in fiscal 2014;

•	the number of new store openings and store closings in fiscal 2014;

•	net square footage change in fiscal 2014;

•	the number of new franchise stores in fiscal 2014;

•	operating margin in fiscal 2014;

•	the effective tax rate in fiscal 2014;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	depreciation and amortization in fiscal 2014;

•	cash spending for purchases of property and equipment in fiscal 2014;

•	our plan to increase our dividend in fiscal 2014;

•	the estimates and assumptions we use in our accounting policies;

•	the assumptions used to estimate the grant date fair value of stock options issued;

•	the expected impact of future lease payments associated with our lease loss reserves;

•	our intention to utilize undistributed earnings of our foreign subsidiaries;

•	total gross unrecognized tax benefits;

•	expected payments to International Business Machines Corporation (“IBM”); and

•	the impact of losses due to indemnification obligations.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that the adoption of new accounting pronouncements will impact future results;

•	the risk that changes in global economic conditions or consumer spending patterns could adversely impact our results of operations;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•	the risk that if we are unable to manage our inventory effectively, our gross margins will be adversely affected;

•	the risks to our efforts to expand internationally, including our ability to operate under a global brand structure, foreign exchange, and operating in regions where we have less experience;

•	the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;

•
the risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could have a negative impact on our reputation or operations;

•	the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;

•	the risk that our franchisees’ operation of franchise stores is not directly within our control and could impair the value of our brands;

•
the risk that we or our franchisees will be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results or our business initiatives;

•	the risk that the failure to attract and retain key personnel could have an adverse impact on our results of operations;

•	the risk that our investments in omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•
the risk that we are subject to data or other security breaches that may result in increased costs, violations of law, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation;

•
the risk that natural disasters, public health crises, political crises, or other catastrophic events could adversely affect our operations and financial results, or those of our franchisees or vendors;

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 24, 2014, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2013 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.
Gap Inc. is a leading global apparel retail company. We offer apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Piperlime, Athleta, and Intermix brands. Our global portfolio of distinct brands across multiple channels and geographies gives us a competitive advantage in the global retail marketplace. We operate in the specialty, outlet, online, and franchise channels.
Gap Inc. has Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and beginning in March 2014, Taiwan. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have grown our franchise store base to 375 stores in 41 countries as of the end of fiscal 2013. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
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
Acquired in 1983 with two stores, Banana Republic has evolved to offer collections that include apparel, handbags, shoes, jewelry, personal care products, and eyewear for men and women at higher price points than Gap. Today, customers can purchase Banana Republic products globally in our specialty and outlet stores, online, and in franchise stores.
Old Navy.  Old Navy opened its first store in 1994, making current American essentials accessible to every family. The brand offers customers on-trend clothing and accessories, as well as updated basics for adults and children at great prices in a unique and energizing shopping environment. Customers can purchase Old Navy products in stores and online, which includes online-exclusive items such as a plus-size line. In July 2012, the brand opened its first store outside of North America in Odaiba, Japan. In March 2014, the brand opened its first store in Shanghai, China and its first franchise location in the Philippines.
Piperlime.  Launched in 2006, Piperlime offers a mix of private-label and branded apparel and accessories, as well as leading brands in shoes and handbags. The brand inspires customers with a fresh and unique mix of products, brands, and price points, as well as favorite picks and tips on how to wear the season's trends from famous guest editors. Customers can shop online and in the brand's store, which opened in the SoHo neighborhood of New York in September 2012.

Athleta.  Acquired in September 2008, Athleta is Gap Inc.’s premier fitness and lifestyle brand in the rapidly growing women's active apparel market. Athleta offers high-quality, stylish, and functional apparel, footwear, and accessories across a wide variety of sports and fitness activities, including crossover apparel and casualwear. Customers can purchase Athleta products online, in stores, and through catalogs.
Intermix. Acquired in December 2012, Intermix is known for its tasteful mixing of luxury and contemporary fashion and offers the most coveted existing and up-and-coming designer brands. In addition to its array of seasonal must-haves, Intermix also offers exclusive designer product. Customers can shop in stores in the United States and Canada, and online.
All sales to customers are tendered for cash, debit cards, credit cards, or personal checks. We also issue and redeem gift cards through our brands. Gap, Banana Republic, and Old Navy each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2013 with 3,539 Company-operated and franchise store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from over 1,000 vendors. Our vendors have factories in about 40 countries. No vendor accounted for more than 5 percent of the dollar amount of our total fiscal 2013 purchases. Of our merchandise purchased during fiscal 2013, approximately 98 percent of purchases, by dollar value, were from factories outside the United States, while the remaining 2 percent of all purchases were from domestic factories. Approximately 28 percent of our purchases, by dollar value, were from factories in China. Product cost increases or events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

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

Franchising
We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We continue to increase the number of countries in which we enter into these types of arrangements as part of our strategy to expand internationally. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Our efforts to expand internationally may not be successful” and “Risk Factors—Our franchise business is subject to certain risks not directly within our control that could impair the value of our brands” in Item 1A of this Form 10-K.

Inventory
The nature of the retail business requires us to carry a significant amount of inventory, especially prior to peak holiday selling season when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. Also see the sections entitled “Risk Factors—We must successfully gauge apparel trends and changing consumer preferences to succeed” and "Risk Factors—If we are unable to manage our inventory effectively, our gross margins could be adversely affected" in Item 1A of this Form 10-K.

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

Employees
As of February 1, 2014, we had a workforce of approximately 137,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak end-of-year holiday period.
To remain competitive in the apparel retail industry, we must attract, develop, and retain skilled employees in our design, merchandising, marketing, and other functions. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—The failure to attract and retain key personnel could have an adverse impact on our results of operations” in Item 1A of this Form 10-K.

Available Information
We make available on our website, www.gapinc.com, under “Investors, Financial Information, SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.

Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Nominating Committees) and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” Our Code of Business Conduct can be found on our website under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website.

Executive Officers of the Registrant
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Michelle Banks, 50, Executive Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer since March 2011; Senior Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer from March 2008 to March 2011; Senior Vice President and General Counsel from November 2006 to March 2008; Vice President from March 2005 to November 2006.
Jack Calhoun, 49, Global President, Banana Republic since November 2012; President, Banana Republic North America from 2007 to November 2012; Executive Vice President, Merchandising and Marketing, Banana Republic North America from 2003 to 2007.
John T. (Tom) Keiser, 48, Executive Vice President, Global Product Operations since November 2013; Executive Vice President and Chief Information Officer from January 2010 to November 2013; Executive Vice President and Chief Information Officer of The Limited Brands, Inc., an apparel company, from 2006 to 2009; Senior Vice President, INSIGHT Program of The Limited Brands, Inc. from 2004 to 2006.
Stefan Larsson, 39, Global President, Old Navy since October 2012; Head of Global Sales, H&M Hennes & Mauritz AB, an apparel company, from 2010 to 2012; Head of Global Expansion, H&M Hennes & Mauritz AB from 2009 to 2010; Head of Operations, Global Expansion, H&M Hennes & Mauritz AB from 2007 to 2009; Regional Manager, U.S. West Coast, H&M Hennes & Mauritz AB from 2005 to 2007.
Glenn Murphy, 52, Chairman and Chief Executive Officer since August 2007; Chief Executive Officer of Shoppers Drug Mart Corporation, a drug store chain, from 2001 to 2007.
Art Peck, 58, President, Growth, Innovation and Digital division since November 2012; President, Gap North America from February 2011 to November 2012; Executive Vice President of Strategy and Operations from May 2005 to February 2011; President, Gap Inc. Outlet from October 2008 to February 2011; Acting President, Gap Inc. Outlet from February 2008 to October 2008; Senior Vice President of The Boston Consulting Group, a business consulting firm, from 1982 to 2005.
Sabrina Simmons, 50, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.
Stephen Sunnucks, 56, Global President, Gap since November 2012; President, Gap Inc. International from April 2011 to November 2012; President, Gap Inc. Europe and International Strategic Alliances from April 2009 to April 2011; President, Gap Inc. Europe from June 2005 to April 2009.
Sonia Syngal, 44, Executive Vice President, Global Supply Chain since November 2013; Senior Vice President, Old Navy International from February 2013 to November 2013; Senior Vice President and Managing Director, Europe from May 2011 to February 2013; Senior Vice President and General Manager, International Outlets from January 2010 to May 2011; Vice President of Global Production, Supply Chain - Outlet from July 2006 to January 2010; Vice President, Corporate Sourcing from July 2004 to July 2006.

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
Adverse economic changes in any of the regions in which we and our franchisees sell our products could reduce consumer confidence, and thereby could negatively affect earnings and have a material adverse effect on our results of operations. In challenging and uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, results of operations, cash flows, and financial position.

Our business is highly competitive.
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing apparel trends and customer demands;

•	attracting customer traffic both in stores and online;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to customers in several diverse market segments and geographic locations;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying age groups and tastes; and

•	sourcing merchandise efficiently.
If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations would be adversely affected.

We must successfully gauge apparel trends and changing consumer preferences to succeed.
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may be long, which makes it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets or fail to execute trends and deliver product to market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our operating results.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.
Fluctuations in the global apparel retail markets impacts the levels of inventory owned by apparel retailers, as merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. In addition, the nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.
We have key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including our seamless inventory and responsive supply chain initiatives. Aspects of seamless inventory include more timely matching of product supply and demand across markets and channels to reduce stranded inventory. Aspects of responsive supply chain include more vendor fabric platforming, product demand testing, and in-season rapid response to demand. These initiatives involve significant systems and operational changes and we have limited experience operating in this manner. If we are unable to implement these initiatives successfully, we may not realize the return on our investments that we anticipate, and our operating results could be adversely affected.

Our efforts to expand internationally may not be successful.
Our current strategies include moving to a global brand structure and pursuing continued international expansion in a number of countries around the world through a number of channels. Beginning in fiscal 2013, we combined all channels and geographies under one global leader for each of the Gap, Banana Republic, and Old Navy brands. Each global brand president oversees their brand's specialty, outlet, online, and franchise operations. In addition, we currently plan to open additional Old Navy stores outside of North America, open additional Gap stores in China, open additional international outlet stores, and continue to grow online sales internationally. We have limited experience operating in some of these locations. In many of these locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have experience. Moreover, consumer tastes and trends may differ in many of these locations, and as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.
In addition, we are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets, and liabilities generated or incurred outside the U.S. Although we use instruments to hedge certain foreign currency risks, these measures may not succeed in offsetting all of the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and financial results.

Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.

If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income. In addition, certain countries represent a larger portion of our global sourcing. For example, approximately 28 percent of our merchandise, by dollar value, is purchased from China. Accordingly, any delays in production and added costs in this country could have a more significant impact on our results of operations.
Because independent vendors manufacture all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. Manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our gross margins.

Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business.
We purchase nearly all merchandise from third-party vendors in many different countries and we require those vendors to adhere to a Code of Vendor Conduct which includes environmental, labor, health, and safety standards. From time to time, contractors or their subcontractors may not be in compliance with these standards or applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise into various countries, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to liability, and could have an adverse effect on our results of operations.

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

Our franchise business is subject to certain risks not directly within our control that could impair the value of our brands.
We enter into franchise agreements with unaffiliated franchisees to operate stores in many countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as franchisee financial stability and the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, foreign exchange rates, changes in diplomatic and trade relationships, restrictions on the transfer of funds, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

The market for prime real estate is competitive.
Our ability to effectively obtain real estate - to open new stores, distribution centers, and corporate offices nationally and internationally - depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, from time to time, we may seek to downsize, consolidate, reposition, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our results of operations.

We experience fluctuations in our comparable sales and margins.
Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales or margins, including apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual, quarterly, and monthly basis. Over the past 24 months, our reported monthly comparable sales have ranged from an increase of 10 percent in July 2012 to a decrease of 3 percent in September 2013. Over the past five years, our reported gross margins have ranged from a high of 40.3 percent in fiscal 2009 to a low of 36.2 percent in fiscal 2011. In addition, over the past five years, our reported operating margins have ranged from a high of 13.4 percent in fiscal 2010 to a low of 9.9 percent in fiscal 2011.
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
In the first quarter of fiscal 2011, given favorable market conditions and our history of generating consistent and strong operating cash flow, we made the strategic decision to issue debt. In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes due April 12, 2021. As a result, we have additional costs that include interest payable semiannually on the notes. We also entered into a 15 billion Japanese yen ($147 million as of February 1, 2014), four-year term loan due January 2018.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operations in excess of $1 billion per year for the past decade and ended fiscal 2013 with $1.5 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance of about $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operations decline significantly, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings.
We remain committed to maintaining a strong financial profile with ample liquidity.
For further information on our debt and credit facilities, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 5 and 6 of Notes to Consolidated Financial Statements of this Form 10-K.

The failure to attract and retain key personnel could have an adverse impact on our results of operations.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives require that we hire and/or develop employees with appropriate experience. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role in our senior management positions could have a material adverse effect on our business.

Our investments in omni-channel shopping initiatives may not deliver the results we anticipate.
One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Examples of our recent omni-channel initiatives include our ship-from-store and reserve-in-store programs, in which store inventory can be used to satisfy online demand. We continue to explore additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our omni-channel initiatives is not successful, or we do not realize the return on our omni-channel investments that we anticipate, our operating results would be adversely affected.

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

We are subject to data security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential information about our customers, our employees, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personal identification information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. Despite our safeguards and security processes and protections, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, and other political instability; or other catastrophic events, such as disasters occurring at our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, the operations of our franchisees, or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and beginning in March 2014, Taiwan. As of February 1, 2014, our Company-operated stores aggregated approximately 37.2 million square feet. Almost all of these stores are leased, with one or more renewal options after our initial term. Economic terms vary by type of location.
We own approximately 1.2 million square feet of corporate office space located in San Francisco, San Bruno, and Rocklin, California, of which approximately 476,000 square feet is leased to and occupied by others. We lease approximately 1.1 million square feet of corporate office space located in San Francisco, Rocklin, Petaluma, Pleasanton, and Los Angeles, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. Of the 8.6 million square feet of owned distribution space, 100,000 square feet is leased to others. We lease approximately 1.8 million square feet of distribution space located in Phoenix, Arizona; Grove City and Obetz, Ohio; Erlanger and Hebron, Kentucky; Bolton and Mississauga, Ontario, Canada; and Stafford, England. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; Shanghai and Hong Kong, China; and Edison, New Jersey.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 18, 2014 was 7,545. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2013 and 2012.

	Market Prices				Dividends Declared and Paid
	Fiscal 2013		Fiscal 2012		Fiscal Year
	High	Low	High	Low	2013	2012
1st Quarter	$39.13	$31.19	$28.77	$18.53	$0.15	$0.125
2nd Quarter	$46.56	$38.28	$30.17	$25.02	0.15	0.125
3rd Quarter	$46.53	$36.13	$37.85	$29.39	0.20	0.125
4th Quarter	$42.45	$36.39	$36.15	$29.84	0.20	0.125
					$0.70	$0.50

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 1, 2014, with (i) the cumulative total return of the Dow Jones U.S. Retail Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/31/2009)
Total Return Analysis

	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014
The Gap, Inc.	$100.00	$172.47	$176.93	$178.62	$316.37	$372.05
S&P 500	$100.00	$133.14	$162.67	$169.54	$197.98	$240.58
Dow Jones U.S. Apparel Retailers	$100.00	$189.38	$234.92	$279.66	$350.19	$398.21
Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended February 1, 2014 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (November 3 - November 30)	—	$—	—	$1,100 million
Month #2 (December 1 - January 4)	978,875	$38.83	978,875	$1,062 million
Month #3 (January 5 - February 1)	2,553,323	$37.60	2,553,323	$966 million
Total	3,532,198	$37.94	3,532,198
__________

(1)
On January 3, 2013, we announced that the Board of Directors approved a $1 billion share repurchase authorization. This authorization was fully utilized by the end of January 2014. On November 21, 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. This authorization has no expiration date.

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

	Fiscal Year (number of weeks)
	2013 (52)	2012 (53)	2011 (52)	2010 (52)	2009 (52)
Operating Results ($ in millions)
Net sales	$16,148	$15,651	$14,549	$14,664	$14,197
Gross margin	39.0%	39.4%	36.2%	40.2%	40.3%
Operating margin	13.3%	12.4%	9.9%	13.4%	12.8%
Net income	$1,280	$1,135	$833	$1,204	$1,102
Cash dividends paid	$321	$240	$236	$252	$234
Per Share Data (number of shares in millions)
Basic earnings per share	$2.78	$2.35	$1.57	$1.89	$1.59
Diluted earnings per share	$2.74	$2.33	$1.56	$1.88	$1.58
Weighted-average number of shares—basic	461	482	529	636	694
Weighted-average number of shares—diluted	467	488	533	641	699
Cash dividends declared and paid per share	$0.70	$0.50	$0.45	$0.40	$0.34
Balance Sheet Information ($ in millions)
Merchandise inventory	$1,928	$1,758	$1,615	$1,620	$1,477
Total assets	$7,849	$7,470	$7,422	$7,065	$7,985
Working capital	$1,985	$1,788	$2,181	$1,831	$2,533
Total long-term debt, less current maturities (1)	$1,369	$1,246	$1,606	$—	$—
Stockholders’ equity	$3,062	$2,894	$2,755	$4,080	$4,891
Other Data ($ and square footage in millions)
Cash used for purchases of property and equipment	$670	$659	$548	$557	$334
Acquisition of business, net of cash acquired (2)	$—	$129	$—	$—	$—
Percentage increase (decrease) in comparable sales (3)	2%	5%	(4)%	2%	(3)%
Number of Company-operated store locations open at year-end	3,164	3,095	3,036	3,068	3,095
Number of franchise store locations open at year-end	375	312	227	178	136
Number of store locations open at year-end (4)	3,539	3,407	3,263	3,246	3,231
Square footage of Company-operated store space at year-end	37.2	36.9	37.2	38.2	38.8
Percentage increase (decrease) in square footage of Company-operated store space at year-end	0.8%	(0.8)%	(2.6)%	(1.5)%	(1.8)%
Number of employees at year-end	137,000	136,000	132,000	134,000	135,000
__________

(1)	In April 2012, we made the first scheduled payment of $40 million related to our $400 million term loan and in August 2012, we repaid the remaining $360 million balance in full.

(2)
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix, a multi-brand specialty retailer of luxury and contemporary apparel and accessories, for an aggregate purchase price of $129 million.

(3)
Beginning in fiscal 2011, we report comparable sales including the associated comparable online sales. Comparable sales for fiscal 2010 have been recalculated to include the associated comparable online sales. Comparable sales for fiscal 2009 exclude online sales.

(4)	Includes Company-operated and franchise store locations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and beginning in March 2014, Taiwan. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
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
We are pleased with our fiscal 2013 results. We continued to deliver against our priorities to grow sales with healthy merchandise margins, manage expenses in a disciplined manner, deliver operating margin expansion and earnings per share growth, and return excess cash to shareholders. We used a balanced approach to drive shareholder value even in the face of headwinds from foreign exchange and a shorter fiscal year calendar. We delivered positive comparable sales in each of the four quarters of fiscal 2013. We remained committed to our principle of returning excess cash to shareholders and distributed $1.3 billion through dividends and share repurchases.
As we transitioned to a global brand structure to drive long-term global growth, we opened 190 Company-operated stores, primarily through expansion in Asia, growth of our global outlets, and Athleta stores in the United States. Specifically, we expanded our Gap store base in China, opening 34 stores for a total of 81 specialty and outlet stores, and opened an additional 17 Old Navy stores in Japan for a total of 18 stores. We opened 58 global outlets for a total of 532 outlet stores. We also opened 30 Athleta stores, ending fiscal 2013 with 65 Athleta stores. Our franchisees added 72 new stores and five new markets.
Fiscal 2013 consisted of 52 weeks versus 53 weeks in fiscal 2012. Net sales and operating results for fiscal 2013 reflect the impact of one less selling week as well as the calendar shift, which positively impacted the results of the first quarter of fiscal 2013 and negatively impacted the results of the fourth quarter of 2013. In addition, due to the 53rd week in fiscal 2012, comparable ("Comp") sales for the fiscal year ended February 1, 2014 are compared to the 52-week period ended February 2, 2013.
Financial results for fiscal 2013 are as follows:

•
Net sales for fiscal 2013 increased 3 percent to $16.1 billion compared with $15.7 billion for fiscal 2012. Excluding the impact of foreign exchange, our net sales increased 5 percent for fiscal 2013 compared with fiscal 2012. See Net Sales discussion for impact of foreign exchange.

•
Online sales for fiscal 2013 increased 21 percent to $2.3 billion compared with $1.9 billion for fiscal 2012 and grew 2 percentage points, as a percentage of total net sales, to 14 percent compared with 12 percent for fiscal 2012.

•	Comparable sales for fiscal 2013 increased 2 percent compared with a 5 percent increase last year.

•	Gross profit for fiscal 2013 was $6.3 billion compared with $6.2 billion for fiscal 2012. Gross margin for fiscal 2013 was 39.0 percent compared with 39.4 percent for fiscal 2012.

•	Operating margin for fiscal 2013 was 13.3 percent compared with 12.4 percent for fiscal 2012. Operating margin is defined as operating income as a percentage of net sales.

•	Net income for fiscal 2013 was $1.3 billion compared with $1.1 billion for fiscal 2012. Diluted earnings per share increased 18 percent to $2.74 for fiscal 2013 compared with $2.33 for fiscal 2012.

•
During fiscal 2013, we generated free cash flow of $1.0 billion compared with free cash flow of $1.3 billion for fiscal 2012. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see Liquidity and Capital Resources section.

Our business and financial priorities for fiscal 2014 are as follows:

•	grow sales;

•	manage our expenses in a disciplined manner;

•	deliver earnings per share growth; and

•	return excess cash to shareholders.
In addition to increasing sales within our existing business, we also plan to grow revenues through our newer brands, channels, and geographies, including the following:

•	growing global online sales, driven by continued investments in our omni-channel capabilities;

•	opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan;

•	expanding our global outlet presence;

•	opening additional Athleta stores; and

•	continuing to expand our franchise presence worldwide.
In fiscal 2014, we expect foreign exchange rate fluctuations to have a meaningful negative impact on the results of our largest foreign subsidiaries in Canada and Japan. With the continuing depreciation of the Canadian dollar and Japanese yen, we expect net sales in Canadian dollars and Japanese yen translated into U.S. dollars will decrease and negatively impact our total Company net sales growth. In addition, we expect gross margins for our largest foreign subsidiaries to be negatively impacted as our merchandise purchases are primarily in U.S. dollars.
In fiscal 2014, we expect diluted earnings per share to be in the range of $2.90 to $2.95.
Results of Operations
Net Sales
Net sales primarily consist of retail sales from stores and online, and franchise revenues.
See Item 8, Financial Statements and Supplementary Data, Note 17 of Notes to Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
Beginning in fiscal 2013, the Company reports Comp sales by global brand: Gap Global, Old Navy Global, and Banana Republic Global. Fiscal 2012 Comp sales have been conformed to the current year presentation.
The percentage change in Comp sales by global brand and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	Fiscal Year
	2013	2012
Gap Global	3%	3%
Old Navy Global	2%	6%
Banana Republic Global	(1)%	5%
The Gap, Inc.	2%	5%
Comparable online sales favorably impacted total Company Comp sales by 3 percent and 2 percent in fiscal 2013 and 2012, respectively.
Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet Comp sales are reflected within the respective results of each global brand. The calculation of total Company Comp sales includes the results of Athleta stores and online, Intermix stores and online, and the Piperlime store, but excludes the results of our franchise business and Piperlime online.
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2013	2012	2011
Net sales per average square foot (1)	$365	$364	$337
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2013	Fiscal 2013		February 1, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	38	60	968	10.1
Gap Europe	198	3	8	193	1.7
Gap Asia	191	40	3	228	2.3
Old Navy North America	1,010	27	33	1,004	17.2
Old Navy Asia	1	17	—	18	0.2
Banana Republic North America	590	21	15	596	5.0
Banana Republic Asia	38	6	1	43	0.2
Banana Republic Europe	10	1	—	11	0.1
Athleta North America	35	30	—	65	0.3
Piperlime North America	1	—	—	1	—
Intermix North America	31	7	1	37	0.1
Company-operated stores total	3,095	190	121	3,164	37.2
Franchise	312	72	9	375	N/A
Total	3,407	262	130	3,539	37.2
Increase over prior year				3.9%	0.8%

	January 28, 2012	Fiscal 2012		February 2, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	1,043	30	83	990	10.2
Gap Europe	193	6	1	198	1.7
Gap Asia	152	45	6	191	1.9
Old Navy North America	1,016	26	32	1,010	17.6
Old Navy Asia	—	1	—	1	—
Banana Republic North America	581	22	13	590	4.9
Banana Republic Asia	31	9	2	38	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	10	25	—	35	0.2
Piperlime North America	—	1	—	1	—
Intermix North America (1)	—	—	—	31	0.1
Company-operated stores total	3,036	165	137	3,095	36.9
Franchise	227	98	13	312	N/A
Total	3,263	263	150	3,407	36.9
Increase (decrease) over prior year				4.4%	(0.8)%
__________

(1)
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix. The 31 stores acquired were not included as store openings for fiscal 2012; however, they are included in the ending number of store locations as of February 2, 2013.

Gap and Banana Republic outlet stores are reflected in each of the respective brands. In addition, we have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa.

In fiscal 2014, we expect net openings of about 115 Company-operated store locations. We expect square footage for Company-operated stores to increase about 2.5 percent for fiscal 2014. We expect our franchisees to open about 75 franchise stores in fiscal 2014.

Net Sales Discussion
Our net sales for fiscal 2013 increased $497 million, or 3 percent, compared with fiscal 2012 primarily due to an increase in net sales at Gap Global and our newer brands; partially offset by the unfavorable impact of foreign exchange of $240 million primarily due to the weakening of the Japanese yen and Canadian dollar against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for fiscal 2012 were translated at exchange rates applicable during fiscal 2013. On this basis, our net sales for fiscal 2013 increased 5 percent compared with fiscal 2012. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations. Fiscal 2013 consisted of 52 weeks compared with 53 weeks in fiscal 2012.
Our net sales for fiscal 2012 increased $1.1 billion, or 8 percent, compared with fiscal 2011 primarily due to an increase in net sales at Old Navy Global and Gap Global; partially offset by the unfavorable impact of foreign exchange of $43 million primarily due to the weakening of the Japanese yen and Euro against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for fiscal 2011 were translated at fiscal 2012 exchange rates. Fiscal 2012 consisted of 53 weeks compared with 52 weeks in fiscal 2011.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2013	2012	2011
Cost of goods sold and occupancy expenses	$9,855	$9,480	$9,275
Gross profit	$6,293	$6,171	$5,274
Cost of goods sold and occupancy expenses as a percentage of net sales	61.0%	60.6%	63.8%
Gross margin	39.0%	39.4%	36.2%
Cost of goods sold and occupancy expenses increased 0.4 percentage points in fiscal 2013 compared with fiscal 2012.

•
Cost of goods sold increased 0.5 percentage points in fiscal 2013 compared with fiscal 2012. The increase in cost of goods sold as a percentage of net sales was primarily driven by increased promotional activities.

•
Occupancy expenses decreased 0.1 percentage points in fiscal 2013 compared with fiscal 2012. The decrease in occupancy expenses as a percentage of net sales was primarily driven by the increase in net sales.

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

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2013	2012	2011
Operating expenses	$4,144	$4,229	$3,836
Operating expenses as a percentage of net sales	25.7%	27.0%	26.4%
Operating margin	13.3%	12.4%	9.9%
Operating expenses decreased $85 million, or 1.3 percentage points, in fiscal 2013 compared with fiscal 2012. The decrease in operating expenses was primarily due to lower corporate overhead expenses and store payroll, as well as a decrease in marketing expenses.
Operating expenses increased $393 million, or 0.6 percentage points, in fiscal 2012 compared with fiscal 2011. The increase in operating expenses was primarily due to higher marketing expenses, driven largely by investments in Gap brand marketing and customer relationship marketing, store payroll and other store-related expenses, and higher bonus expense.
In fiscal 2014, we expect operating margin to be about 13 percent, flat to fiscal 2013.

Interest Expense

($ in millions)	Fiscal Year
	2013	2012	2011
Interest expense	$61	$87	$74
Interest expense for fiscal 2013 includes $75 million of interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt, offset by a net reversal of $14 million of interest expense resulting from the favorable resolution of tax matters in fiscal 2013.
Interest expense for fiscal 2012 and fiscal 2011 primarily consists of interest expense related to our $1.25 billion long-term debt, which was issued in April 2011, and $400 million term loan, which was funded in May 2011 and repaid in full in August 2012.

Income Taxes

($ in millions)	Fiscal Year
	2013	2012	2011
Income taxes	$813	$726	$536
Effective tax rate	38.8%	39.0%	39.2%
The decrease in the effective tax rate for fiscal 2013 compared with fiscal 2012 was primarily due to the favorable impact of changes in the mix of pre-tax income between our domestic and international operations, partially offset by higher federal and state tax credits recognized in fiscal 2012.
The decrease in the effective tax rate for fiscal 2012 compared with fiscal 2011 was primarily due to the higher federal and state tax credits recognized in fiscal 2012, partially offset by an increase in our state taxes as a result of changes in the mix of state pre-tax income in fiscal 2012.
We currently expect the fiscal 2014 effective tax rate to be about 38.5 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax contingencies, and changes in tax laws and rates.

Liquidity and Capital Resources
Our largest source of cash flows is cash collections from the sale of our merchandise and proceeds from issuance of debt. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, share repurchases, and payment of taxes.
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
In the fourth quarter of fiscal 2013, we entered into a 15 billion Japanese yen ($147 million as of February 1, 2014), four-year, unsecured term loan.
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	February 1, 2014	February 2, 2013	January 28, 2012
Cash, cash equivalents, and short-term investments	$1,510	$1,510	$1,885
Debt	$1,394	$1,246	$1,665
Working capital	$1,985	$1,788	$2,181
Current ratio	1.81:1	1.76:1	2.02:1
As of February 1, 2014, about half of our cash and cash equivalents were held in the U.S. and are generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2013 decreased $231 million compared with fiscal 2012, primarily due to the following:

•
a decrease of $220 million related to income taxes payable, net of prepaid income taxes and other tax-related items, in fiscal 2013 compared with fiscal 2012 primarily due to the timing of tax payments;

•	a decrease of $73 million related to accrued expenses and other current liabilities primarily due to a higher bonus payout in fiscal 2013 compared with fiscal 2012;

•
a decrease of $71 million related to non-cash and other items primarily due to the realized gain related to our derivative financial instruments in fiscal 2013 compared with a realized loss in fiscal 2012;

•
a decrease of $67 million related to lease incentives and other long-term liabilities primarily due to the resolution of tax matters, including interest, and an increase in lease incentives in fiscal 2012 related to the relocation of our New York headquarter offices; and

•	a decrease of $50 million related to merchandise inventory primarily due to volume and timing of receipts; partially offset by

•	an increase in net income of $145 million; and

•	a deferred tax provision of $69 million in fiscal 2013 compared with a deferred tax benefit of $37 million in fiscal 2012.

Net cash provided by operating activities during fiscal 2012 increased $573 million compared with fiscal 2011, primarily due to the following:

•	an increase in net income of $302 million in fiscal 2012 compared with fiscal 2011;

•
an increase of $237 million related to income taxes payable, net of prepaid income taxes and other tax-related items, in fiscal 2012 compared with fiscal 2011 primarily due to the timing of tax payments;

•
an increase of $113 million related to accrued expenses and other current liabilities in fiscal 2012 compared with fiscal 2011 primarily due to a higher bonus accrual in fiscal 2012 compared with fiscal 2011; and

•	an increase of $80 million related to accounts payable in fiscal 2012 compared with fiscal 2011 primarily due to the volume and timing of payments; partially offset by

•	an increase of $147 million related to merchandise inventory in fiscal 2012 compared with fiscal 2011 primarily due to the timing of inventory receipts.
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
In fiscal 2014, we expect depreciation and amortization, net of amortization of lease incentives, to be about $520 million.

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during fiscal 2013 decreased $220 million compared with fiscal 2012, primarily due to the following:

•	$129 million used for the acquisition of Intermix in fiscal 2012; and

•	$50 million of maturities of short-term investments in fiscal 2013 compared with $50 million of net purchases in fiscal 2012.
Net cash used for investing activities during fiscal 2012 increased $390 million compared with fiscal 2011, primarily due to the following:

•	$50 million of net purchases of short-term investments in fiscal 2012 compared with $100 million of net maturities in fiscal 2011;

•	$129 million used for the acquisition of Intermix in fiscal 2012; and

•	$111 million more property and equipment purchases in fiscal 2012 compared with fiscal 2011.
In fiscal 2013, cash used for purchases of property and equipment was $670 million. In fiscal 2014, we expect cash spending for purchases of property and equipment to be about $750 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock, repayments of debt, and dividend payments. Cash inflows primarily consist of proceeds from the issuance of debt and proceeds from issuances under share-based compensation plans, net of withholding tax payments. Net cash used for financing activities during fiscal 2013 decreased $477 million compared with fiscal 2012, primarily due to the following:

•	$419 million of payments of debt in fiscal 2012;

•	$144 million of proceeds from issuance of long-term debt in fiscal 2013; and

•	$51 million less repurchases of common stock in fiscal 2013 compared with fiscal 2012, partially offset by

•	$81 million more dividends paid in fiscal 2013 compared with fiscal 2012; and

•	$77 million less proceeds from issuances under share-based compensation plans, net of withholding taxes, in fiscal 2013 compared with fiscal 2012.
Net cash used for financing activities during fiscal 2012 increased $879 million compared with fiscal 2011, primarily due to the following:

•	$1.6 billion of proceeds from our issuance of long-term debt in fiscal 2011; and

•	$400 million of payments of long-term debt in fiscal 2012; partially offset by

•	$1.1 billion less repurchases of common stock in fiscal 2012 compared with fiscal 2011.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2013	2012	2011
Net cash provided by operating activities	$1,705	$1,936	$1,363
Less: Purchases of property and equipment	(670)	(659)	(548)
Free cash flow	$1,035	$1,277	$815

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
In January 2014, we entered into a 15 billion Japanese yen ($147 million as of February 1, 2014), four-year, unsecured term loan ("Japan Term Loan") due January 2018. Repayments of 2.5 billion Japanese yen are payable on January 15 of each year, commencing on January 15, 2015, with a final repayment of 7.5 billion Japanese yen due on January 15, 2018. In addition, interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus a fixed margin. The Japan Term Loan agreement contains certain requirements, including that the covenants in our $500 million, five-year, unsecured revolving credit facility are upheld. As of February 1, 2014, we were in compliance with all such covenants. Violation of these covenants would result in a default under the Japan Term Loan agreement, which, at the bank's discretion, could require the immediate repayment of outstanding amounts.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which expires in May 2018. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate, which is typically the London Interbank Offered Rate ("LIBOR"), plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 1, 2014, there were no borrowings under the Facility. The net availability of the Facility, reflecting $23 million of outstanding standby letters of credit, was $477 million as of February 1, 2014.

In April 2011, we obtained long-term senior unsecured credit ratings from Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”). Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. In May 2013, Standard & Poor’s Rating Service (“Standard & Poor’s”) raised its rating of us to BBB- from BB+. As of February 1, 2014, there were no updates in these credit ratings. Any future change in the Moody’s or Standard & Poor’s ratings would change any future interest expense if we were to draw on the Facility. If a one notch reduction in our Moody’s or Standard & Poor’s ratings were to occur during fiscal 2014, the increase in our interest expense for fiscal 2014 would be immaterial.
We maintain two separate agreements in China (the "China Facilities") to make unsecured revolving credit facilities available for our China operations. The 250 million Chinese yuan China Facilities ($41 million as of February 1, 2014) are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees with no expiration date. As of February 1, 2014, there were no borrowings under the China Facilities. There were 42 million Chinese yuan ($7 million as of February 1, 2014) in bank guarantees primarily related to store leases under the China Facilities as of February 1, 2014. The China Facility agreements do not contain any financial covenants.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of February 1, 2014, we had $50 million in standby letters of credit issued under the agreement.
We also have a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. As of February 1, 2014, we had no trade letters of credit issued under this letter of credit agreement.
The Facility and committed letter of credit agreement contain financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of February 1, 2014, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We increased our annual dividend from $0.50 per share in fiscal 2012 to $0.60 per share in fiscal 2013, and paid $0.30 per share during the first half of fiscal 2013. Beginning in the third quarter of fiscal 2013, we increased our annual dividend from $0.60 per share to $0.80 per share, resulting in $0.70 per share for fiscal 2013. We intend to increase our annual dividend to $0.88 per share for fiscal 2014.

Share Repurchases
In January 2013, the Board of Directors authorized $1 billion for share repurchases, which was fully utilized as of February 1, 2014. In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $966 million was remaining as of February 1, 2014.
During fiscal 2013, we repurchased approximately 26 million shares for $1.0 billion, including commissions, at an average price per share of $38.42.

Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of February 1, 2014. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet as of February 1, 2014, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (1)	$25	$49	$73	$1,250	$1,397
Interest payments on long-term debt	75	151	150	186	562
Liabilities for unrecognized tax benefits (2)	4	—	—	—	4
Operating leases (3)	1,105	2,002	1,324	1,716	6,147
Purchase obligations and commitments (4)	3,519	137	47	15	3,718
Total contractual cash obligations	$4,728	$2,339	$1,594	$3,167	$11,828
__________

(1)	Represents principal maturities, excluding interest. See Note 5 of Notes to Consolidated Financial Statements.

(2)
Excludes $68 million of long-term liabilities recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of February 1, 2014, as the amount relates to uncertain tax positions and we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time.

(3)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 12 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(4)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.

Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $73 million (of which $23 million was issued under the Facility), surety bonds of $37 million, and bank guarantees of $15 million outstanding as of February 1, 2014.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)
The majority of our contractual obligations relate to operating leases for our stores. Future minimum lease payments represent commitments under non-cancelable operating leases and are disclosed in the table above with additional information provided in Item 8, Financial Statements and Supplementary Data, Note 12 of Notes to Consolidated Financial Statements.
Our other off-balance sheet arrangements are disclosed in Item 8, Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements.
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

Merchandise Inventory
We value inventory at the lower of cost or market (“LCM”), with cost determined using the weighted-average cost method. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. We record an adjustment to inventory when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.
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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group for our retail stores is reviewed for impairment primarily at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $1 million, $8 million, and $16 million for fiscal 2013, 2012, and 2011, respectively.
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

In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $99 million and $81 million of the respective purchase prices to goodwill. The carrying amount of goodwill was $180 million as of February 1, 2014. We review goodwill for impairment, as appropriate, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment.  If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta and Intermix to be the reporting units at which goodwill is tested for Athleta and Intermix, respectively. During the fourth quarter of fiscal 2013, we completed our annual impairment testing of goodwill and we did not recognize any impairment charges. We determined that the fair value of goodwill attributable to Athleta significantly exceeded its carrying amount as of the date of our annual impairment review. The fair value of goodwill attributed to Intermix exceeded its carrying amount by approximately 20 percent as of the date of our annual impairment review.
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $54 million and $38 million of the respective purchase prices to trade names. The carrying amount of the trade names was $92 million as of February 1, 2014. A trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade names is determined using the relief from royalty method. During the fourth quarter of fiscal 2013, we completed our annual impairment review of the trade names and we did not recognize any impairment charges. The fair values of the Athleta and Intermix trade names exceeded their respective carrying amounts as of the date of our annual impairment review.
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

Revenue Recognition
While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For store sales, revenue is recognized when the customer receives and pays for the merchandise at the register. For sales from our online and catalog business, revenue is recognized at the time we estimate the customer receives the merchandise. We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable.

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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return allowance. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate future sales returns in the past three fiscal years.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers
Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote, which is three years after the gift card, gift certificate, or credit voucher is issued. When breakage income is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Substantially all of our gift cards, gift certificates, and credit vouchers have no expiration dates.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Consistent with our risk management guidelines, we hedge the following using foreign exchange forward contracts: (1) a significant portion of forecasted merchandise purchases and related costs denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; (3) forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies; and (4) intercompany obligations that bear foreign exchange risk. We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The principal currencies hedged against changes in the U.S. dollar are British pounds, Canadian dollars, Euro, and Japanese yen. Our use of derivative financial instruments represents risk management; we do not enter into derivative financial contracts for trading purposes. Additional information is presented in Item 8, Financial Statements and Supplementary Data, Note 8 of Notes to Consolidated Financial Statements. Our derivative financial instruments are recorded in the Consolidated Balance Sheets at fair value as of the balance sheet dates. As of February 1, 2014, we had foreign exchange forward contracts outstanding related to our forecasted merchandise purchases for foreign operations, forecasted intercompany royalty payments, forecasted intercompany revenue transactions, and intercompany obligations that bear foreign exchange risk to buy the notional amounts of $1.3 billion. As of February 1, 2014, we had foreign exchange forward contracts outstanding to hedge the net assets of our subsidiaries in the notional amount of 8 million Canadian dollars and 25 million Euro.
We have performed a sensitivity analysis as of February 1, 2014 based on a model that measures the impact of a hypothetical 10 percent adverse change in the level of foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying exposure, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of February 1, 2014. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $30 million as of February 1, 2014.

Long-Term Debt
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. The Notes are not subject to interest rate risk, as they have a fixed interest rate.
In January 2014, we entered into a 15 billion Japanese yen ($147 million as of February 1, 2014), four-year, unsecured Japan Term Loan due January 2018. Repayments of 2.5 billion Japanese yen are payable on January 15 of each year, commencing on January 15, 2015, with a final repayment of 7.5 billion Japanese yen due on January 15, 2018. In addition, interest is payable at least quarterly based on TIBOR plus a fixed margin. The average interest rate during fiscal 2013 was 1 percent.
Our interest rate risk associated with the Japan Term Loan as of February 1, 2014 is as follows:

	Expected Maturity Date (Fiscal Year)
(¥ in billions)	2014	2015	2016	2017	2018	Total	Fair Value (1)
Principal payments	¥2.5	¥2.5	¥2.5	¥7.5	¥—	¥15	¥15
Average interest rate (2)	1%	1%	1%	1%	—%	1%
__________

(1)	The carrying amount of the Japan Term Loan approximates its fair value, as the interest rate varies depending on market rates.

(2)
The average interest rate for all periods presented was calculated based on TIBOR plus a fixed margin as of February 1, 2014. As the interest rate for the term loan is variable, it is subject to change for all periods presented.

Cash Equivalents
We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $5 million in fiscal 2013.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Gap, Inc.:
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended February 1, 2014. We also have audited the Company’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    Deloitte & Touche LLP
San Francisco, California
March 24, 2014

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,510	$1,460
Short-term investments	—	50
Merchandise inventory	1,928	1,758
Other current assets	992	864
Total current assets	4,430	4,132
Property and equipment, net	2,758	2,619
Other long-term assets	661	719
Total assets	$7,849	$7,470
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$25	$—
Accounts payable	1,242	1,144
Accrued expenses and other current liabilities	1,142	1,092
Income taxes payable	36	108
Total current liabilities	2,445	2,344
Long-term liabilities:
Long-term debt	1,369	1,246
Lease incentives and other long-term liabilities	973	986
Total long-term liabilities	2,342	2,232
Commitments and contingencies (see Notes 12 and 16)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares and Issued 1,106 shares for all periods presented; Outstanding 446 and 463 shares	55	55
Additional paid-in capital	2,899	2,864
Retained earnings	14,218	13,259
Accumulated other comprehensive income	135	181
Treasury stock at cost (660 and 643 shares)	(14,245)	(13,465)
Total stockholders' equity	3,062	2,894
Total liabilities and stockholders' equity	$7,849	$7,470

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2013	2012	2011
Net sales	$16,148	$15,651	$14,549
Cost of goods sold and occupancy expenses	9,855	9,480	9,275
Gross profit	6,293	6,171	5,274
Operating expenses	4,144	4,229	3,836
Operating income	2,149	1,942	1,438
Interest expense	61	87	74
Interest income	(5)	(6)	(5)
Income before income taxes	2,093	1,861	1,369
Income taxes	813	726	536
Net income	$1,280	$1,135	$833
Weighted-average number of shares—basic	461	482	529
Weighted-average number of shares—diluted	467	488	533
Earnings per share—basic	$2.78	$2.35	$1.57
Earnings per share—diluted	$2.74	$2.33	$1.56

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2013	2012	2011
Net income	$1,280	$1,135	$833
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (tax benefit) of $5, $-, and $(2)	(51)	(71)	24
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $30, $18, and $(8)	48	28	(11)
Reclassification adjustment for realized (gains) losses on derivative financial instruments, net of (tax) tax benefit of $(27), $(4), and $20	(43)	(5)	31
Other comprehensive income (loss), net of tax	(46)	(48)	44
Comprehensive income	$1,234	$1,087	$877

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
($ and shares in millions)	Shares	Amount				Shares	Amount	Total
Balance as of January 29, 2011	1,106	$55	$2,939	$11,767	$185	(518)	$(10,866)	$4,080
Net income				833				833
Other comprehensive income, net of tax					44			44
Repurchases of common stock						(111)	(2,096)	(2,096)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(140)			8	202	62
Tax benefit from exercise of stock options and vesting of stock units			10					10
Share-based compensation, net of estimated forfeitures			58					58
Common stock cash dividends ($0.45 per share)				(236)				(236)
Balance as of January 28, 2012	1,106	55	2,867	12,364	229	(621)	(12,760)	2,755
Net income				1,135				1,135
Other comprehensive loss, net of tax					(48)			(48)
Repurchases of common stock						(34)	(1,026)	(1,026)
Reissuances of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(147)			12	321	174
Tax benefit from exercise of stock options and vesting of stock units			33					33
Share-based compensation, net of estimated forfeitures			111					111
Common stock cash dividends ($0.50 per share)				(240)				(240)
Balance as of February 2, 2013	1,106	55	2,864	13,259	181	(643)	(13,465)	2,894
Net income				1,280				1,280
Other comprehensive loss, net of tax					(46)			(46)
Repurchases of common stock						(26)	(1,009)	(1,009)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(132)			9	229	97
Tax benefit from exercise of stock options and vesting of stock units			50					50
Share-based compensation, net of estimated forfeitures			117					117
Common stock cash dividends ($0.70 per share)				(321)				(321)
Balance as of February 1, 2014	1,106	$55	$2,899	$14,218	$135	(660)	$(14,245)	$3,062

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2013	2012	2011
Cash flows from operating activities:
Net income	$1,280	$1,135	$833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536	559	592
Amortization of lease incentives	(66)	(76)	(86)
Share-based compensation	116	113	58
Tax benefit from exercise of stock options and vesting of stock units	50	33	10
Excess tax benefit from exercise of stock options and vesting of stock units	(56)	(34)	(13)
Non-cash and other items	(60)	11	74
Deferred income taxes	69	(37)	(11)
Changes in operating assets and liabilities:
Merchandise inventory	(193)	(143)	4
Other current assets and other long-term assets	(44)	(44)	(101)
Accounts payable	105	91	11
Accrued expenses and other current liabilities	(5)	68	(45)
Income taxes payable, net of prepaid and other tax-related items	(74)	146	(91)
Lease incentives and other long-term liabilities	47	114	128
Net cash provided by operating activities	1,705	1,936	1,363
Cash flows from investing activities:
Purchases of property and equipment	(670)	(659)	(548)
Purchases of short-term investments	—	(200)	(50)
Maturities of short-term investments	50	150	150
Acquisition of business	—	(129)	—
Other	(4)	(6)	(6)
Net cash used for investing activities	(624)	(844)	(454)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	—	16
Payments of short-term debt	—	(19)	—
Proceeds from issuance of long-term debt	144	—	1,646
Payments of long-term debt issuance costs	—	—	(11)
Payments of long-term debt	—	(400)	—
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	97	174	62
Repurchases of common stock	(979)	(1,030)	(2,092)
Excess tax benefit from exercise of stock options and vesting of stock units	56	34	13
Cash dividends paid	(321)	(240)	(236)
Other	(1)	—	—
Net cash used for financing activities	(1,004)	(1,481)	(602)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(27)	(36)	17
Net increase (decrease) in cash and cash equivalents	50	(425)	324
Cash and cash equivalents at beginning of period	1,460	1,885	1,561
Cash and cash equivalents at end of period	$1,510	$1,460	$1,885
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$90	$74	$61
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$77	$83	$45
Cash paid for income taxes during the period	$805	$582	$599
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended February 1, 2014, February 2, 2013, and January 28, 2012
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware Corporation, is a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and beginning in March 2014, Taiwan. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in many other countries around the world. In addition, our products are available to customers online through Company-owned websites and through use of third parties that provide logistics and fulfillment services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended February 1, 2014 (fiscal 2013) and January 28, 2012 (fiscal 2011) consisted of 52 weeks. The fiscal year ended February 2, 2013 (fiscal 2012) consisted of 53 weeks.

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

Merchandise Inventory
We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method. We record an adjustment when future estimated selling price is less than cost. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and use promotions and markdowns to clear merchandise. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date.

Derivative Financial Instruments
Derivative financial instruments are recorded at fair value in the Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or lease incentives and other long-term liabilities.
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period in which the underlying transaction impacts the income statement. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and is reclassified into income in the period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. For derivative financial instruments not designated as hedging instruments, the gain or loss on the derivative financial instruments is recorded in operating expenses in the Consolidated Statements of Income. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Property and Equipment
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of remaining lease term or economic life, up to 15 years
Furniture and equipment	Up to 15 years
Buildings and building improvements	Up to 39 years
Software	3 to 7 years
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in operating expenses in the Consolidated Statements of Income. Costs of maintenance and repairs are expensed as incurred.

Lease Rights, Key Money, and Favorable Lease Assets
Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords, lease buy-out costs, and broker fees. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease for a property located in France. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can potentially be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Lease rights and key money are recorded at cost and are amortized over the corresponding lease term. Lease rights and key money are recorded in other long-term assets in the Consolidated Balance Sheets, net of related amortization.

In connection with our acquisition of Intermix in December 2012, we acquired favorable lease assets as a result of leases with terms that were considered favorable relative to market terms for similar leases as of the date of acquisition. The favorable lease assets are recognized as rent expense in cost of goods sold and occupancy expenses in the Consolidated Statements of Income over the remaining term of the leases.

Insurance and Self-Insurance
We retain a portion of the risk for certain losses related to employee health and welfare, workers’ compensation, and general liability claims. Undiscounted liabilities associated with these programs are estimated based primarily on actuarially-determined amounts and are accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions.

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

Treasury Stock
We account for treasury stock under the cost method, using the first-in, first-out flow assumption, and we include treasury stock as a component of stockholders’ equity. In February 2014, the Board of Directors approved the retirement of all existing treasury stock effective March 1, 2014. All common stock repurchased subsequent to March 1, 2014 will be immediately retired and all shares related to stock options and other stock awards will be issued from authorized but unissued common stock.

Revenue Recognition
Revenue is recognized for store sales when the customer receives and pays for the merchandise at the register. For sales through online and catalog orders, revenue is recognized at the time we estimate the customer receives the product. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities. Allowances for estimated returns are recorded based on estimated margin using our historical return patterns.
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
The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies. Merchandise handling and receiving expenses and distribution center general and administrative expenses recorded in operating expenses were $243 million, $231 million, and $224 million in fiscal 2013, 2012, and 2011, respectively.

Rent Expense
Minimum rent expense is recognized over the term of the lease, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. We also receive tenant allowances upon entering into certain leases, which are recorded as a short-term or long-term tenant allowance liability and amortized using the straight-line method as a reduction to rent expense over the term of the lease. A co-tenancy failure by our landlord during the lease term may result in a reduction of the required cash payments made to the landlord for the duration of the co-tenancy failure and is recorded as a reduction to rent expense as the reduced cash payments are made. Future payments for common area maintenance, insurance, real estate taxes, and other occupancy costs the Company is obligated to make are excluded from minimum lease payments.
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

Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses in the Consolidated Statements of Income. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is primarily at the store level.

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
We review goodwill for impairment, as appropriate, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment.  If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
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

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $637 million, $653 million, and $548 million in fiscal 2013, 2012, and 2011, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.
Prepaid catalog expense consists of the cost to prepare, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is approximately one to eight months.

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

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers
Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed. We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote. Based on our historical information, three years after the gift card, gift certificate, or credit voucher is issued, we can determine the portion of the liability where redemption is remote. When breakage income is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Substantially all of our gift cards, gift certificates, and credit vouchers have no expiration dates.

Credit Cards
We have credit card agreements (the “Agreements”) with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively, the “Credit Cards”). Each private label credit card bears the logo of Gap, Banana Republic, or Old Navy and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of Gap, Banana Republic, or Old Navy and can be used everywhere VISA credit cards are accepted. A third-party financing company is the sole owner of the accounts issued under the Credit Card programs, and this third party absorbs the losses associated with non-payment by the cardholder and a portion of any fraudulent usage of the accounts. We receive cash from the third-party financing company in accordance with the Agreements and based on usage of the Credit Cards. We also receive payment from Visa U.S.A. Inc. in accordance with the Agreements and based on specified transactional fees. We recognize income for such cash receipts when the amounts are fixed or determinable and collectibility is reasonably assured, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs. The income is recorded in other income, which is a component of operating expenses in our Consolidated Statements of Income. In February 2014, our agreement with the third-party financing company was amended and extended through May 2022.
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

Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using the monthly average exchange rates in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded in the Consolidated Statements of Comprehensive Income and in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income. There were no material transaction gains and losses recorded in the Consolidated Statements of Income for fiscal 2013, 2012, or 2011.

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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes, to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the ASU to have a material impact on our consolidated financial statements.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents and Short-Term Investments
Cash and cash equivalents and short-term investments consist of the following:

($ in millions)	February 1, 2014	February 2, 2013
Cash (1)	$991	$942
Bank certificates of deposit and time deposits	323	304
Money market funds	196	189
Domestic commercial paper	—	25
Cash equivalents	519	518
Cash and cash equivalents	$1,510	$1,460
Bank certificates of deposit and time deposits	$—	$50
Short-term investments	$—	$50
__________

(1)	Cash includes $64 million and $71 million of amounts in transit from banks for customer credit card and debit card transactions as of February 1, 2014 and February 2, 2013, respectively.
We did not record any impairment charges on our cash equivalents or short-term investments in fiscal 2013, 2012, or 2011.

Other Current Assets
Other current assets consist of the following:

($ in millions)	February 1, 2014	February 2, 2013
Accounts receivable	$462	$331
Current portion of deferred tax assets	179	220
Prepaid minimum rent and occupancy expenses	155	147
Prepaid income taxes	84	60
Derivative financial instruments	58	49
Prepaid catalog expenses	3	4
Other	51	53
Other current assets	$992	$864

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 1, 2014	February 2, 2013
Leasehold improvements	$3,211	$3,131
Furniture and equipment	2,493	2,464
Software	1,173	1,078
Land, buildings, and building improvements	1,106	1,101
Construction-in-progress	176	136
Property and equipment, at cost	8,159	7,910
Less: Accumulated depreciation	(5,401)	(5,291)
Property and equipment, net of accumulated depreciation	$2,758	$2,619
Depreciation expense for property and equipment was $530 million, $554 million, and $586 million for fiscal 2013, 2012, and 2011, respectively.
Interest of $8 million, $6 million, and $4 million related to assets under construction was capitalized in fiscal 2013, 2012, and 2011, respectively.
We recorded a charge for the impairment of long-lived assets of $1 million, $8 million, and $16 million for fiscal 2013, 2012, and 2011, respectively, which is recorded in operating expenses in the Consolidated Statements of Income.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	February 1, 2014	February 2, 2013
Long-term income tax-related assets	$185	$244
Goodwill	180	184
Trade names	92	92
Deferred compensation plan assets	37	27
Lease rights, key money, and favorable lease assets, net of accumulated amortization of $145 and $144	32	31
Restricted cash	14	11
Other indefinite-lived intangible assets	6	6
Derivative financial instruments	6	2
Intangible assets subject to amortization, net of accumulated amortization of $17 and $15	1	3
Other	108	119
Other long-term assets	$661	$719

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 1, 2014	February 2, 2013
Accrued compensation and benefits	$327	$369
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	238	232
Short-term deferred rent and tenant allowances	93	93
Insurance liabilities	69	72
Accrued advertising	42	26
Credit card reward points and certificates liability	29	18
Sales return allowance	26	27
Derivative financial instruments	14	14
Short-term asset retirement obligations	8	6
Short-term lease loss reserve	—	5
Other	296	230
Accrued expenses and other current liabilities	$1,142	$1,092
The activity related to short-term asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates. The activity was not material for fiscal 2013 or 2012.
No other individual items accounted for greater than five percent of total current liabilities as of February 1, 2014 or February 2, 2013.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	February 1, 2014	February 2, 2013
Long-term deferred rent, tenant allowances, and unfavorable lease liabilities	$766	$750
Long-term income tax-related liabilities	83	132
Long-term asset retirement obligations	59	49
Deferred compensation plan liabilities	37	27
Long-term lease loss reserve	1	1
Derivative financial instruments	1	—
Other	26	27
Lease incentives and other long-term liabilities	$973	$986
The activity related to long-term asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates. The activity was not material for fiscal 2013 or 2012.

Sales Return Allowance
A summary of activity in the sales return allowance account is as follows:

($ in millions)	February 1, 2014	February 2, 2013	January 28, 2012
Balance at beginning of fiscal year	$27	$21	$22
Additions	896	845	720
Returns	(897)	(839)	(721)
Balance at end of fiscal year	$26	$27	$21
Note 3. Acquisition
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix Holdco Inc. ("Intermix"), a multi-brand retailer of luxury and contemporary women's apparel and accessories based in New York, New York, for an aggregate purchase price of $129 million in cash. The acquisition allows us to extend our portfolio of brands and further penetrate the higher-end apparel market with an established brand.
The results of operations for Intermix since the date of acquisition are not material to the Consolidated Statements of Income for fiscal 2013 and 2012. In addition, the impact of the acquisition on the Company's results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

During the fourth quarter of fiscal 2013, the valuation of assets acquired and liabilities assumed as of the acquisition date was completed. The following table summarizes the final purchase price allocation, as well as the measurement period adjustments made during fiscal 2013, to the amounts initially recognized as of the date of acquisition. The measurement period adjustments did not have a material impact on our Consolidated Financial Statements for any period reported, and therefore, we have not retrospectively adjusted our Consolidated Balance Sheet as of February 2, 2013.

($ in millions)	Purchase Price Allocation as of Acquisition Date (1)	Measurement Period Adjustments	Final Purchase Price Allocation
Goodwill	$85	$(4)	$81
Trade name	38	—	38
Intangible assets subject to amortization	3	—	3
Net assets acquired	3	4	7
Total purchase price	$129	$—	$129
__________

(1)	As previously reported in our Form 10-K for the year ended February 2, 2013.
See Note 4 of Notes to Consolidated Financial Statements for disclosures about goodwill and intangible assets.
Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following and are included in other long-term assets in the Consolidated Balance Sheets:

($ in millions)	February 1, 2014	February 2, 2013
Goodwill	$180	$184
Trade names	$92	$92
Other indefinite-lived intangible assets	$6	$6
Intangible assets subject to amortization	$18	$18
Less: Accumulated amortization	(17)	(15)
Intangible assets subject to amortization, net	$1	$3

Goodwill
As discussed in Note 3 of Notes to Consolidated Financial Statements, the carrying amount of goodwill related to the acquisition of Intermix decreased by $4 million from $85 million to $81 million due to an adjustment of the initial fair values. During fiscal 2013, 2012, and 2011, there were no changes in the $99 million carrying amount of goodwill related to Athleta.
During the fourth quarter of fiscal 2013, we completed our annual impairment test of goodwill and we did not recognize any impairment charges.

Other Intangible Assets
Trade names consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of February 1, 2014. During the fourth quarter of fiscal 2013, we completed our annual impairment test of trade names and we did not recognize any impairment charges.
The intangible assets subject to amortization consist of customer relationships and non-compete agreements related to Athleta and Intermix of $15 million and $3 million, respectively. Athleta's intangible assets subject to amortization were fully amortized in fiscal 2012. Intermix's non-compete agreements were fully amortized in fiscal 2013 and its customer relationships are being amortized over a period of four years.

There was no material amortization expense for intangible assets subject to amortization recorded in operating expenses in the Consolidated Statements of Income for fiscal 2013, 2012, and 2011.
Note 5. Long-Term Debt
Long-term debt consists of the following:

($ in millions)	February 1, 2014	February 2, 2013
Notes	$1,247	$1,246
Term loan	147	—
Total long-term debt	1,394	1,246
Less: Current portion	(25)	—
Total long-term debt, less current portion	$1,369	$1,246
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and received proceeds of $1.24 billion in cash, net of underwriting and other fees of $11 million. Interest is payable semi-annually on April 12 and October 12 of each year and commenced on October 12, 2011. We have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of February 1, 2014 and February 2, 2013, the estimated fair value of the Notes was $1.39 billion and $1.41 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year.
In January 2014, we entered into a 15 billion Japanese yen ($147 million as of February 1, 2014), four-year, unsecured Japan Term Loan due January 2018. Repayments of 2.5 billion Japanese yen ($25 million as of February 1, 2014) are payable on January 15 of each year, commencing on January 15, 2015, with a final repayment of 7.5 billion Japanese yen due on January 15, 2018. In addition, interest is payable at least quarterly based on an interest rate equal to TIBOR plus a fixed margin. The average interest rate for fiscal 2013 was 1 percent. The carrying amount of the Japan Term Loan as of February 1, 2014 approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). The Japan Term Loan agreement contains certain requirements, including that the covenants in our $500 million, five-year, unsecured revolving credit facility are upheld. As of February 1, 2014, we were in compliance with all such covenants. Violation of these covenants would result in a default under the Japan Term Loan agreement, which, at the bank's discretion, could require the immediate repayment of outstanding amounts.
Note 6. Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which was set to expire in April 2016. On May 1, 2013, the Facility was amended to extend the expiration date to May 2018 and to improve the pricing structure. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 1, 2014, there were no borrowings under the Facility. The net availability of the Facility, reflecting $23 million of outstanding standby letters of credit, was $477 million as of February 1, 2014.
In conjunction with our financings in April 2011 as discussed in Note 5 of Notes to Consolidated Financial Statements, we obtained long-term senior unsecured credit ratings from Moody’s and Fitch. Moody’s assigned a rating of Baa3, and Fitch assigned a rating of BBB-. In fiscal 2013, Standard & Poor’s raised its rating of us to BBB- from BB+. As of February 1, 2014, there were no updates in these credit ratings. Any future change in the Moody’s or Standard & Poor’s ratings would change any future interest expense if we were to draw on the Facility.

We maintain two separate agreements in China (the "China Facilities") to make unsecured revolving credit facilities available for our operations in China; they are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The 196 million Chinese yuan China Facilities expired in October 2012 and they were subsequently renewed with an increased availability of 250 million Chinese yuan ($41 million as of February 1, 2014) and no expiration date. As of February 1, 2014, there were no borrowings under the China Facilities. There were 42 million Chinese yuan ($7 million as of February 1, 2014) in bank guarantees primarily related to store leases under the China Facilities as of February 1, 2014. The China Facility agreements do not contain any financial covenants.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of February 1, 2014, we had $50 million in standby letters of credit issued under the agreement. We also have a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2014. As of February 1, 2014, we had no trade letters of credit issued under this letter of credit agreement.
The Facility and the unsecured committed letter of credit agreement contain financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of February 1, 2014, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.
Note 7. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2013 or 2012. There were no transfers into or out of level 1 and level 2 during fiscal 2013 or 2012.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents and short-term investments held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519	$196	$323	$—
Derivative financial instruments	64	—	64	—
Deferred compensation plan assets	37	37	—	—
Total	$620	$233	$387	$—
Liabilities:
Derivative financial instruments	$15	$—	$15	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$518	$189	$329	$—
Short-term investments	50	—	50	—
Derivative financial instruments	51	—	51	—
Deferred compensation plan assets	27	27	—	—
Total	$646	$216	$430	$—
Liabilities:
Derivative financial instruments	$14	$—	$14	$—
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

Nonfinancial Assets
As discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a charge for the impairment of long-lived assets of $1 million, $8 million, and $16 million in fiscal 2013, 2012, and 2011, respectively. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $2 million, $11 million, and $21 million to their fair value of $1 million, $3 million, and $5 million during fiscal 2013, 2012, and 2011, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.
As discussed in Note 4 of Notes to Consolidated Financial Statements, there were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for fiscal 2013, 2012, or 2011.
Note 8. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. The principal currencies hedged against changes in the U.S. dollar are British pounds, Canadian dollars, Euro, and Japanese yen. We do not enter into derivative financial contracts for trading purposes.

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
There were no material amounts recorded in income for fiscal 2013, 2012, or 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in income for fiscal 2013, 2012, or 2011 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
As of February 1, 2014 and February 2, 2013, we had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	February 1, 2014		February 2, 2013
U.S. dollars (1)		$1,309		$988
British pounds		£—		£31
Canadian dollars	C$	8	C$	—
Euro		€25		€25
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of February 1, 2014 or February 2, 2013.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	February 1, 2014	February 2, 2013
Derivatives designated as cash flow hedges:
Other current assets	$48	$41
Other long-term assets	$6	$2
Accrued expenses and other current liabilities	$13	$10
Lease incentives and other long-term liabilities	$1	$—

Derivatives designated as net investment hedges:
Other current assets	$1	$—
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$—	$1
Lease incentives and other long-term liabilities	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$9	$8
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$1	$3
Lease incentives and other long-term liabilities	$—	$—

Total derivatives in an asset position	$64	$51
Total derivatives in a liability position	$15	$14
Substantially all of the unrealized gains and losses from designated cash flow hedges as of February 1, 2014 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of February 1, 2014 shown above.
Effective February 3, 2013, we adopted requirements to disclose the potential effect of rights of setoff associated with our derivative financial instruments. Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $1 million and $4 million as of February 1, 2014 and February 2, 2013, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $63 million and $47 million and the net amounts of the derivative financial instruments in a liability position would be $14 million and $10 million as of February 1, 2014 and February 2, 2013, respectively.
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2013	2012	2011
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$78	$46	$(20)
Gain (loss) reclassified into cost of goods sold and occupancy expenses	$59	$5	$(46)
Gain (loss) reclassified into operating expenses	$11	$4	$(5)

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$17	$—	$(1)
For fiscal 2013, 2012, and 2011, there were no amounts of gain or loss reclassified from OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
During fiscal 2011, there was a gain of $1 million recognized in OCI related to treasury rate lock agreements, which is recognized in income over the life of the 5.95 percent Notes.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Consolidated Statements of Income, on a pre-tax basis are as follows:

	Fiscal Year
($ in millions)	2013	2012	2011
Gain recognized in operating expenses	$5	$5	$7
Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 1, 2014.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 1, 2014.

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2013	2012	2011
Number of shares repurchased	26	34	111
Total cost	$1,009	$1,026	$2,096
Average per share cost including commissions	$38.42	$29.89	$18.88

Between August 2010 and January 2013, the Board of Directors authorized a total of $5.25 billion for share repurchases, all of which was completed by the end of January 2014. In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $966 million was remaining as of February 1, 2014.
All except $30 million of total share repurchases in fiscal 2013 were paid for as of February 1, 2014. All of the share repurchases in fiscal 2012 were paid for as of February 2, 2013.
Note 10. Accumulated Other Comprehensive Income
Effective February 3, 2013, we adopted enhanced disclosure requirements for the reporting of reclassifications out of accumulated other comprehensive income.
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
Foreign currency translation	(51)	—	(51)
Change in fair value of derivative financial instruments	—	48	48
Amounts reclassified from accumulated other comprehensive income	—	(43)	(43)
Other comprehensive income (loss), net	(51)	5	(46)
Balance at February 1, 2014	$107	$28	$135
See Note 8 of Notes to Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Income.

Note 11. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2013	2012	2011
Stock units	$99	$92	$39
Stock options	12	17	15
Employee stock purchase plan	5	4	4
Share-based compensation expense	116	113	58
Less: Income tax benefit	(45)	(44)	(23)
Share-based compensation expense, net of tax	$71	$69	$35
No material share-based compensation expense was capitalized in fiscal 2013, 2012, or 2011.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2013, 2012, or 2011.

General Description of Stock Option and Other Stock Award Plans
The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996 and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was amended and restated on August 20, 2008. The 2006 Plan was further amended and restated on May 17, 2011 and renamed the 2011 Long-Term Incentive Plan (the “2011 Plan”). The 2011 Plan was further amended and restated in February 2014. Under the 2011 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”).
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
As of February 1, 2014, there were 216,586,781 shares that have been authorized for issuance under the 2011 Plan, including those shares available for issuance under the 2002 Plan, which have or may become available for issuance under the 2011 Plan.
All shares related to stock options and other stock awards are currently issued from treasury stock. As discussed in Note 1 of Notes to Consolidated Financial Statements, in February 2014, the Board of Directors approved the retirement of all existing treasury stock effective March 1, 2014. All common stock repurchased subsequent to March 1, 2014 will be immediately retired and all shares related to stock options and other stock awards will be issued from authorized but unissued common stock.

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
A summary of Stock Unit activity under the 2011 Plan for fiscal 2013 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 2, 2013	9,365,435	$22.62
Granted	2,345,598	$36.84
Granted, with vesting subject to performance conditions	1,602,859	$35.15
Vested	(3,031,421)	$20.69
Forfeited	(1,621,836)	$29.10
Balance as of February 1, 2014	8,660,635	$28.25
A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2013	2012	2011
Weighted-average fair value per share of Stock Units granted	$36.15	$24.95	$20.19
Grant-date fair value of Stock Units vested (in millions)	$63	$50	$58
The aggregate intrinsic value of unvested Stock Units as of February 1, 2014 was $330 million.
As of February 1, 2014, there was $108 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 1.64 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

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
Out of 2,345,598 Stock Units granted in fiscal 2013, 419,501 Stock Units were granted based on satisfaction of performance metrics.
The liability related to potential Stock Units based on performance metrics, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was $2 million and $3 million as of February 1, 2014 and February 2, 2013, respectively.

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

The fair value of stock options issued during fiscal 2013, 2012, and 2011 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2013	2012	2011
Expected term (in years)	4.5	4.6	4.9
Expected volatility	31.5%	33.6%	30.6%
Dividend yield	1.7%	2.1%	2.1%
Risk-free interest rate	0.7%	1.0%	2.3%
A summary of stock option activity under the 2011 Plan and the 2002 Plan for fiscal 2013 is as follows:

	Shares	Weighted- Average Exercise Price
Balance as of February 2, 2013	12,800,355	$20.56
Granted	1,498,050	$36.54
Exercised	(6,151,766)	$18.75
Forfeited/Expired	(746,817)	$24.77
Balance as of February 1, 2014	7,399,822	$24.89
A summary of additional information about stock options is as follows:

	Fiscal Year
	2013	2012	2011
Weighted-average fair value per share of stock options granted	$8.25	$6.35	$5.28
Aggregate intrinsic value of stock options exercised (in millions)	$125	$94	$19
Fair value of stock options vested (in millions)	$14	$15	$15
Information about stock options outstanding, vested or expected to vest, and exercisable as of February 1, 2014 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares as of February 1, 2014	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares as of February 1, 2014	Weighted- Average Exercise Price
$11.77-$18.91	1,501,474	3.66	$17.35	1,490,849	$17.36
$19.00-$21.63	695,652	1.85	$20.80	672,152	$20.85
$21.79	1,481,784	7.10	$21.79	474,487	$21.79
$21.88-$25.09	1,970,612	7.14	$24.37	443,425	$23.48
$27.43-$43.31	1,750,300	9.04	$36.17	89,800	$34.97
	7,399,822	6.38	$24.89	3,170,713	$20.12
Vested or expected to vest as of February 1, 2014	6,698,572	6.19	$24.46
The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 1, 2014 was $98 million, $91 million, and $57 million, respectively. Stock options exercisable as of February 1, 2014 had a weighted-average remaining contractual life of 2.02 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 811,223, 960,930, and 1,357,769 shares issued under the ESPP in fiscal 2013, 2012, and 2011, respectively. As of February 1, 2014, there were 4,253,737 shares reserved for future issuances under the ESPP.
Note 12. Leases
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
The aggregate minimum non-cancelable annual lease payments under leases in effect on February 1, 2014 are as follows:

($ in millions)
Fiscal Year
2014	$1,105
2015	1,087
2016	915
2017	738
2018	586
Thereafter	1,716
Total minimum lease commitments	$6,147
The total minimum lease commitment amount above does not include minimum sublease rent income of $27 million receivable in the future under non-cancelable sublease agreements.
Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2013	2012	2011
Minimum rent expense	$1,162	$1,104	$1,072
Contingent rent expense	121	123	123
Less: Sublease income	(4)	(4)	(8)
Total	$1,279	$1,223	$1,187
There were no material lease loss reserves as of February 1, 2014 and February 2, 2013. Based on our current assumptions as of February 1, 2014, we do not expect our lease payments associated with our lease loss reserves, net of sublease income, to be paid over the remaining terms through 2027, to be material.

Note 13. Income Taxes
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2013	2012	2011
United States	$1,817	$1,692	$1,253
Foreign	276	169	116
Income before income taxes	$2,093	$1,861	$1,369
The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2013	2012	2011
Current:
Federal	$616	$617	$419
State	65	56	37
Foreign	63	90	91
Total current	744	763	547
Deferred:
Federal	76	(37)	14
State	—	(6)	(6)
Foreign	(7)	6	(19)
Total deferred	69	(37)	(11)
Total provision	$813	$726	$536
Except as noted below and where required by U.S. tax law, no provision has been made for U.S. income taxes on the undistributed earnings of our foreign subsidiaries, as we intend to utilize those earnings in our foreign operations for an indefinite period of time. Such undistributed earnings and profits of foreign subsidiaries as of February 1, 2014 and February 2, 2013 were approximately $1.6 billion and $1.7 billion, respectively. Cash balances in these foreign subsidiaries are substantially lower than these undistributed earnings. If we had not intended to utilize the undistributed earnings in our foreign operations for an indefinite period of time, the deferred tax liability as of February 1, 2014 and February 2, 2013 would have been approximately $203 million and $237 million, respectively.
In fiscal 2013, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that approximately $211 million of current year earnings was in excess of the amount we expect to utilize in certain foreign operations for an indefinite period of time, and accordingly, we have established a deferred tax liability for U.S. income taxes with respect to such earnings as of February 1, 2014 and we have recorded related tax expense of $38 million in fiscal 2013.
The difference between the effective tax rate and the U.S. federal tax rate is as follows:

	Fiscal Year
	2013	2012	2011
Federal tax rate	35.0%	35.0%	35.0%
State income taxes, less federal benefit	3.1	2.7	2.2
Tax impact of foreign operations	0.8	2.0	2.1
Other	(0.1)	(0.7)	(0.1)
Effective tax rate	38.8%	39.0%	39.2%

Deferred tax assets (liabilities) consist of the following:

($ in millions)	February 1, 2014	February 2, 2013
Gross deferred tax assets:
Deferred rent	$147	$136
Accrued payroll and related benefits	127	124
Nondeductible accruals	104	79
Inventory capitalization and other adjustments	62	66
Federal, State, and foreign net operating losses ("NOLs")	45	37
Other	98	100
Total gross deferred tax assets	583	542
Valuation allowance	(85)	(56)
Total deferred tax assets, net of valuation allowance	498	486
Deferred tax liabilities:
Depreciation	(71)	(14)
Unremitted earnings of certain foreign subsidiaries	(38)	(5)
Other	(33)	(40)
Total deferred tax liabilities	(142)	(59)
Net deferred tax assets	$356	$427
Current portion (included in other current assets)	$179	$220
Non-current portion (included in other long-term assets)	177	207
Total	$356	$427
As of February 1, 2014, we had approximately $6 million federal, $66 million state, and $162 million foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were approximately $2 million for federal, $4 million for state, and $39 million for foreign as of February 1, 2014. We provided a valuation allowance of approximately $2 million and $36 million against the deferred tax assets related to the state and foreign loss carryovers, respectively. We also provided a valuation allowance of approximately $47 million related to other federal, state, and foreign deferred tax assets. The federal losses expire between fiscal 2030 and fiscal 2033, the state losses expire between fiscal 2019 and fiscal 2032, approximately $90 million of the foreign losses expire between fiscal 2014 and fiscal 2024, and $72 million of the foreign losses do not expire.
The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2013	2012	2011
Balance at beginning of fiscal year	$109	$102	$67
Increases related to current year tax positions	8	10	10
Prior year tax positions:
Increases	8	10	31
Decreases	(47)	(12)	(2)
Cash settlements	(5)	(4)	(2)
Expiration of statute of limitations	—	3	(1)
Foreign currency translation	(1)	—	(1)
Balance at end of fiscal year	$72	$109	$102

Of the $72 million, $109 million, and $102 million of total unrecognized tax benefits as of February 1, 2014, February 2, 2013, and January 28, 2012, respectively, approximately $27 million, $29 million, and $25 million (net of the federal benefit on state issues), respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The decrease in our unrecognized tax benefits during the year was primarily attributable to the favorable resolution of foreign tax matters.
During fiscal 2013, an interest expense reversal of $18 million was recognized in the Consolidated Statement of Income relating to the favorable resolution of foreign tax matters. This was partially offset by an additional interest expense of $4 million relating to tax liabilities. During fiscal 2012 and 2011, interest expense of $5 million and $6 million, respectively, was recognized in the Consolidated Statements of Income relating to tax liabilities. As of February 1, 2014 and February 2, 2013, the Company had total accrued interest related to the unrecognized tax benefits of $17 million and $33 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of February 1, 2014 or February 2, 2013.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of February 1, 2014, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 month of up to $18 million, primarily due to the possible completion of several advance pricing agreements and the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statement of Income would not be material.
Note 14. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $37 million, $37 million, and $36 million in fiscal 2013, 2012, and 2011, respectively.
We maintain the Gap Inc. DCP, which allows eligible employees and non-employee directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of February 1, 2014 and February 2, 2013, the assets related to the DCP were $37 million and $27 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of February 1, 2014 and February 2, 2013, the corresponding liabilities related to the DCP were $37 million and $27 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2013, 2012, and 2011 were not material.

Note 15. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2013	2012	2011
Weighted-average number of shares—basic	461	482	529
Common stock equivalents	6	6	4
Weighted-average number of shares—diluted	467	488	533
The above computations of weighted-average number of shares—diluted exclude 2 million and 12 million shares related to stock options and other stock awards for fiscal 2013 and 2011, respectively, as their inclusion would have an anti-dilutive effect on earnings per share. There were no material shares with an anti-dilutive effect on earnings per share for fiscal 2012.
Note 16. Commitments and Contingencies
Our future purchase obligations and commitments as of February 1, 2014 are as follows:

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase obligations and commitments (1)	$3,519	$137	$47	$15	$3,718
__________

(1)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
In January 2006, we entered into a ten-year non-exclusive services agreement with IBM under which IBM operates certain significant aspects of our IT infrastructure. The service agreement was set to expire in March 2016. During the first quarter of fiscal 2013, we executed an amendment to extend the term of the agreement through February 2018 and to reduce the scope of services provided by IBM as we opted to take back certain services related to our mainframe services, our data centers, and our corporate network. We pay IBM a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services, and we have various options to terminate the agreement. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $64 million, $95 million, and $107 million to IBM for fixed charges in fiscal 2013, 2012, and 2011, respectively. Based on the current projection of service needs, we expect to pay approximately $152 million to IBM over the remaining four years of the contract.
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

As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of February 1, 2014, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of February 1, 2014 and February 2, 2013, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of February 1, 2014 and February 2, 2013 was not material for any individual Action or in total. Subsequent to February 1, 2014 and through the filing date of March 24, 2014, no information has become available that indicates a material change to our estimate is required.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.
Note 17. Segment Information
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
Online sales are now reflected within the respective results of each brand and region in the net sales below. Fiscal 2012 and 2011 net sales have been conformed to the current year presentation.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2013
U.S. (1)	$3,800	$5,698	$2,365	$668	$12,531	78%
Canada	404	482	238	4	1,128	7
Europe	809	—	82	—	891	5
Asia	1,165	77	155	—	1,397	9
Other regions	173	—	28	—	201	1
Total	$6,351	$6,257	$2,868	$672	$16,148	100%
Sales growth (decline)	2%	2%	(1)%	70%	3%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2012
U.S. (1)	$3,783	$5,630	$2,386	$395	$12,194	78%
Canada	384	473	238	—	1,095	7
Europe	787	—	83	—	870	6
Asia	1,138	9	163	—	1,310	8
Other regions	162	—	20	—	182	1
Total	$6,254	$6,112	$2,890	$395	$15,651	100%
Sales growth	6%	8%	9%	31%	8%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2011
U.S. (1)	$3,608	$5,234	$2,225	$301	$11,368	78%
Canada	359	440	208	—	1,007	7
Europe	795	—	68	—	863	6
Asia	1,031	—	145	—	1,176	8
Other regions	119	—	16	—	135	1
Total	$5,912	$5,674	$2,662	$301	$14,549	100%
Sales growth (decline)	—%	(4)%	2%	22%	(1)%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime and Athleta, and fiscal 2013 net sales also include Intermix.

Total online sales were $2.3 billion, $1.9 billion, and $1.6 billion in fiscal 2013, 2012, and 2011, respectively.
Total franchise sales were $359 million, $331 million, and $283 million in fiscal 2013, 2012, and 2011, respectively.
Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center or store from which the products were shipped.

Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	February 1, 2014	February 2, 2013
U.S. (1)	$2,548	$2,488
Canada	176	196
Total North America	2,724	2,684
Other regions	513	445
Total long-lived assets	$3,237	$3,129
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

Note 18. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014	February 1, 2014 (fiscal 2013)
Net sales	$3,729	$3,868	$3,976	$4,575	$16,148
Gross profit	$1,544	$1,567	$1,589	$1,593	$6,293
Net income	$333	$303	$337	$307	$1,280
Earnings per share—basic (1)	$0.72	$0.65	$0.73	$0.69	$2.78
Earnings per share—diluted (1)	$0.71	$0.64	$0.72	$0.68	$2.74

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	14 Weeks Ended	53 Weeks Ended
($ in millions except per share amounts)	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	February 2, 2013 (fiscal 2012)
Net sales	$3,487	$3,575	$3,864	$4,725	$15,651
Gross profit	$1,375	$1,427	$1,593	$1,776	$6,171
Net income	$233	$243	$308	$351	$1,135
Earnings per share—basic (1)	$0.48	$0.50	$0.64	$0.74	$2.35
Earnings per share—diluted (1)	$0.47	$0.49	$0.63	$0.73	$2.33
__________

(1)	Earnings per share was computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 1992). Based on the assessment, management concluded that as of February 1, 2014, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 1, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2014 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Corporate Governance—Director Independence” in the 2014 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2014 Proxy Statement.

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

THE GAP, INC.

Date:	March 24, 2014	By	/s/ GLENN K. MURPHY
Glenn K. Murphy Chairman and Chief Executive Officer (Principal Executive Officer)

Date:	March 24, 2014	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 24, 2014	By	/s/ ADRIAN D. P. BELLAMY
Adrian D. P. Bellamy, Director

Date:	March 24, 2014	By	/s/ DOMENICO DE SOLE
Domenico De Sole, Director

Date:	March 24, 2014	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 24, 2014	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 24, 2014	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 24, 2014	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 24, 2014	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 24, 2014	By	/s/ GLENN K. MURPHY
Glenn K. Murphy, Director

Date:	March 24, 2014	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 24, 2014	By	/s/ KATHERINE TSANG
Katherine Tsang, Director

Date:	March 24, 2014	By	/s/ PADMASREE WARRIOR
Padmasree Warrior, Director

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

3.3	Amended and Restated Bylaws of the Company (effective February 26, 2014), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 27, 2014, Commission File No. 1-7562.

4.1
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

4.3	Form of Registrant’s 5.95% Notes due 2021, included as Exhibit A to First Supplemental Indenture, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.

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

10.6	Term Loan and Revolving Credit Agreement dated April 7, 2011, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 7, 2011, Commission File No. 1-7562.

10.7	Amendment No. 1 to Term Loan and Revolving Credit Agreement dated April 25, 2011, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.8	Amendment No. 2 to the Credit Agreement dated as of May 1, 2013, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 1, 2013, Commission File No. 1-7562.

10.9
Second Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March March 13, 2013, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 4, 2013, Commission File No. 1-7562. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.10
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 18, 2010, Commission File No. 1-7562.

10.11	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.12	Amendment to Executive Deferred Compensation Plan – Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.13
Amendment to Executive Deferred Compensation Plan – Merging of Plan into the Supplemental Deferred Compensation Plan, filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.14
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

10.16	Deferred Compensation Plan, amended and restated effective September 1, 2011, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2011, Commission File No. 1-7562.

10.17	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.18	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.19
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

10.22	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.23	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.24	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.25	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.26	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.27	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.28	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.29	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.30	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.31
1996 Stock Option and Award Plan (As Amended and Restated Effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.32
Form of Non-Qualified Stock Option Agreement for employees under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.33
Form of Non-Qualified Stock Option Agreement for directors under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.34
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

10.36
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

10.41	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan filed as Exhibit 10.2 to Registrant’s Form 8-K on January 27, 2005, Commission File No. 1-7562.

10.42	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2005, Commission File No. 1-7562.

10.43	Form of Stock Award Agreement under Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended October 29, 2005, Commission File No. 1-7562.

10.44	UK Employee Stock Purchase Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-47508.

10.45
2002 Stock Option Plan, as amended, (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program) filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

10.46
Form of Non-Qualified Stock Option Agreement under Registrant’s 2002 Stock Option Plan (formerly the 1999 Stock Option Plan as amended), filed as Exhibit 4.6 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-76523.

10.47
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

10.51	Statement Regarding Non-Employee Director Retirement Plan, filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.52	Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.53	Amendment Number 1 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.54	Amendment Number 2 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.55	Amendment Number 3 to Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.56
Nonemployee Director Deferred Compensation Plan, as amended and restated on October 30, 2001, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2001, Commission File No. 1-7562.

10.57
Nonemployee Director Deferred Compensation Plan, as amended and restated on December 9, 2003, filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended January 31, 2004, Commission File No. 1-7562.

10.58
Form of Discounted Stock Option Agreement under the Nonemployee Director Deferred Compensation Plan, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-36265.

10.59
Form of Non-Qualified Stock Option Agreement for directors effective April 3, 2001 under Registrant’s Nonemployee Director Deferred Compensation Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.60	Nonemployee Director Deferred Compensation Plan – Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.61	Nonemployee Director Deferred Compensation Plan – Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.62	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.63	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.64	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.65	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.66	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant’s Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.67	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.68	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.69	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.70	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.71	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10. 2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.72	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.73
Form of Non-Qualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.74	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

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

10.77	Form of Performance Share Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.78	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.79	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.80	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.81	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.82	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562

10.83	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.

10.84	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan., filed as Exhibit 10.85 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.85	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's form 8-K on March 6, 2014, Commission File No. 1.7562.

10.86
Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.87	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.88	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.89	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.90	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

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

10.93
Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.94	Agreement with Art Peck dated January 31, 2011, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No, 1-7562.

10.95
Amendment to Agreement with Art Peck dated November 4, 2011, and confirmed on November 15, 2011, filed as Exhibit 10.91 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.96	Amendment to Post-Termination Benefits with Art Peck dated May 31, 2012, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.97	Agreement with Art Peck dated October 29, 2012, and confirmed on November 9, 2012. filed as Exhibit 10.96 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.98	Agreement with Eva Sage-Gavin dated March 16, 2007, and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.99
Amendment to Agreement with Eva Sage-Gavin dated November 23, 2008, and confirmed on November 10, 2008, filed as Exhibit 10.101 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.100
Amendment to Agreement with Eva Sage-Gavin dated November 4, 2011, and confirmed on January 3, 2012, filed as Exhibit 10.94 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.101	Amendment to Post-Termination Benefits with Eva Sage-Gavin dated May 24, 2012, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.102	CEO Performance Share Agreement dated May 4, 2012, filed as Exhibit 10.1 to Registrant's Form 8-K on May 4, 2012, Commission File No. 1-7562.

10.103
Amended and Restated Employment Agreement by and between Glenn Murphy and the Company, dated December 1, 2008 and confirmed on December 1, 2008, filed as Exhibit 10.106 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.104
Modification to Amended and Restated Employment Agreement by and between Glenn Murphy and the Company dated February 9, 2009, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.105	Agreement with Sabrina L. Simmons dated February 4, 2008, and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.106
Amendment to Agreement with Sabrina Simmons dated November 23, 2008, and confirmed on December 22, 2008, filed as Exhibit 10.110 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.107
Amendment to Agreement with Sabrina L. Simmons dated November 4, 2011, and confirmed on January 5, 2012, filed as Exhibit 10.99 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.108	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.109
Agreement with Tom Keiser dated November 18, 2009, and confirmed on November 20, 2009, filed as Exhibit 10.103 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.110
Amendment to Agreement with Tom Keiser dated November 4, 2011, and confirmed on December 7, 2011, filed as Exhibit 10.104 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.111	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.112	Agreement with Stefan Larsson dated April 26, 2012, and confirmed on April 27, 2012, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.113
Amendment to Agreement with Stefan Larsson dated September 12, 2012, and confirmed on September 17, 2012, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.114
Amendment to Agreement with Stefan Larsson dated October 29, 2012, and confirmed on November 6, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.115	Amended Service Agreement with Stephen Sunnucks dated June 10, 2009, filed as Exhibit 10.117 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.116
Amendment to the Amended Service Agreement with Stephen Sunnucks dated August 25, 2011, filed as Exhibit 10.118 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.117	Amendment to the Amended Service Agreement with Stephen Sunnucks dated May 30, 2012, filed as Exhibit 10.119 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.118
Agreement with Stephen Sunnucks dated October 31, 2012, and confirmed on November 1, 2012, filed as Exhibit 10.120 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.119	Agreement for Post-Termination Benefits with Jack Calhoun dated June 9, 2012, filed as Exhibit 10.121 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.120	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012, filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.121	Agreement for Post-Termination Benefits with Colin Funnell dated June 3, 2012, filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.122	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.123	Summary of Changes to Non-employee Director Compensation, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.124	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.125	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.126
Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel, filed as Exhibit 101 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

10.127
Agreement with Sonia Syngal dated August 23, 2013, and confirmed on September 3, 2013, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 2, 2013, Commission File No. 1-7562.

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

101*
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

__________

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.
* Filed herewith