Form 10-Q
period 2014-05-03
GAP INC
filed 2014-06-10
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of June 3, 2014 was 440,723,979.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges;

•	potential decrease, and net impact, of changes in total gross unrecognized tax benefits within the next 12 months;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	operating margin in fiscal 2014;

•	earnings per share for fiscal 2014;

•	growing sales;

•	managing our expenses in a disciplined manner;

•	delivering earnings per share growth;

•	returning excess cash to shareholders;

•	growing global online sales, driven by continued investment in our omni-channel capabilities;

•	opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan;

•	expanding our global outlet presence;

•	opening additional Athleta stores;

•	continuing to expand our franchise presence worldwide;

•	the impact of foreign exchange rate fluctuations on our financial results;

•	number of Company-operated and franchise store openings in fiscal 2014;

•	square footage change in fiscal 2014;

•	the effective tax rate in fiscal 2014;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations;

•	depreciation and amortization expense in fiscal 2014;

•	capital expenditures in fiscal 2014;

•	dividend payments in fiscal 2014;

•	market risk profile; and

•	the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that adoption of new accounting pronouncements will impact future results;

•	the risk that changes in global economic conditions or consumer spending patterns could adversely impact our results of operations;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•	the risk that if we are unable to manage our inventory effectively, our gross margins will be adversely affected;

•	the risks to our efforts to expand internationally, including our ability to operate under a global brand structure, foreign exchange, and operating in regions where we have less experience;

•	the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;

•	the risks to our reputation or operations associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct;

•	the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;

•	the risk that our franchisees’ operation of franchise stores is not directly within our control and could impair the value of our brands;

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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 10, 2014, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,544	$1,510	$1,610
Merchandise inventory	1,909	1,928	1,723
Other current assets	867	992	798
Total current assets	4,320	4,430	4,131
Property and equipment, net of accumulated depreciation of $5,459, $5,401, and $5,355	2,703	2,758	2,608
Other long-term assets	672	661	700
Total assets	$7,695	$7,849	$7,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$24	$25	$—
Accounts payable	1,101	1,242	1,008
Accrued expenses and other current liabilities	980	1,142	934
Income taxes payable	98	36	160
Total current liabilities	2,203	2,445	2,102
Long-term liabilities:
Long-term debt	1,369	1,369	1,247
Lease incentives and other long-term liabilities	1,087	973	929
Total long-term liabilities	2,456	2,342	2,176
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued 443, 1,106, and 1,106 shares; Outstanding 443, 446, and 466 shares	22	55	55
Additional paid-in capital	—	2,899	2,824
Retained earnings	2,884	14,218	13,522
Accumulated other comprehensive income	130	135	167
Treasury stock at cost (-, 660, and 640 shares)	—	(14,245)	(13,407)
Total stockholders’ equity	3,036	3,062	3,161
Total liabilities and stockholders’ equity	$7,695	$7,849	$7,439
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 3, 2014	May 4, 2013
Net sales	$3,774	$3,729
Cost of goods sold and occupancy expenses	2,308	2,185
Gross profit	1,466	1,544
Operating expenses	1,023	1,014
Operating income	443	530
Interest expense	17	1
Interest income	—	(1)
Income before income taxes	426	530
Income taxes	166	197
Net income	$260	$333
Weighted-average number of shares - basic	445	464
Weighted-average number of shares - diluted	451	471
Earnings per share - basic	$0.58	$0.72
Earnings per share - diluted	$0.58	$0.71
Cash dividends declared and paid per share	$0.22	$0.15
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Net income	$260	$333
Other comprehensive income (loss), net of tax:
Foreign currency translation	11	(28)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(4) and $14	(11)	22
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(3) and $(6)	(5)	(8)
Other comprehensive income (loss), net of tax	(5)	(14)
Comprehensive income	$255	$319
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$260	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	134
Amortization of lease incentives	(15)	(16)
Share-based compensation	25	31
Tax benefit from exercise of stock options and vesting of stock units	23	27
Excess tax benefit from exercise of stock options and vesting of stock units	(24)	(28)
Non-cash and other items	2	(3)
Deferred income taxes	7	28
Changes in operating assets and liabilities:
Merchandise inventory	21	28
Other current assets and other long-term assets	173	65
Accounts payable	(144)	(138)
Accrued expenses and other current liabilities	(141)	(132)
Income taxes payable, net of prepaid and other tax-related items	83	67
Lease incentives and other long-term liabilities	110	(40)
Net cash provided by operating activities	513	356
Cash flows from investing activities:
Purchases of property and equipment	(162)	(151)
Maturities of short-term investments	—	50
Other	(1)	(3)
Net cash used for investing activities	(163)	(104)
Cash flows from financing activities:
Issuances under share-based compensation plans, net	(14)	15
Repurchases of common stock	(230)	(58)
Excess tax benefit from exercise of stock options and vesting of stock units	24	28
Cash dividends paid	(98)	(70)
Other	—	(1)
Net cash used for financing activities	(318)	(86)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	2	(16)
Net increase in cash and cash equivalents	34	150
Cash and cash equivalents at beginning of period	1,510	1,460
Cash and cash equivalents at end of period	$1,544	$1,610
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$72	$63
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$38
Cash paid for income taxes during the period, net of refunds	$54	$119
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of May 3, 2014 and May 4, 2013, the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2014 and May 4, 2013 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of May 3, 2014 and May 4, 2013 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2014 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
The results of operations for the thirteen weeks ended May 3, 2014 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 31, 2015.

Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued an accounting standards update ("ASU") No. 2014-09,  Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.

Note 3. Goodwill and Other Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Goodwill	$180	$180	$181
Trade names	$92	$92	$92
Other indefinite-lived intangible assets	$6	$6	$6
Intangible assets subject to amortization	$18	$18	$18
Less: Accumulated amortization	(17)	(17)	(16)
Intangible assets subject to amortization, net	$1	$1	$2
Goodwill
During the thirteen weeks ended May 3, 2014 and May 4, 2013, there were no changes to the $99 million carrying amount of goodwill related to Athleta.
The carrying amount of goodwill related to Intermix decreased by $3 million to $82 million during the thirteen weeks ended May 4, 2013 and was further adjusted to $81 million as of February 1, 2014. These changes were due to an adjustment of the initial fair values, which were preliminary and subject to adjustments as of December 31, 2012, the date of acquisition. As of February 1, 2014, the purchase price allocation for Intermix was complete. During the thirteen weeks ended May 3, 2014, there was no change to the $81 million carrying amount of goodwill related to Intermix.

Other Intangible Assets
Trade names consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of May 3, 2014, February 1, 2014, and May 4, 2013.

The intangible assets subject to amortization consist of customer relationships and non-compete agreements related to Athleta and Intermix of $15 million and $3 million, respectively. Athleta's intangible assets subject to amortization were fully amortized by the end of fiscal 2012. Intermix's non-compete agreements were fully amortized in fiscal 2013 and its customer relationships are being amortized over a period of four years.
There was no material amortization expense for intangible assets subject to amortization recorded in operating expenses in the Condensed Consolidated Statements of Income for the thirteen weeks ended May 3, 2014 and May 4, 2013.

Note 4. Debt and Credit Facilities

($ in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Notes	$1,247	$1,247	$1,247
Japan Term Loan	146	147	—
Total long-term debt	1,393	1,394	1,247
Less: Current portion	(24)	(25)	—
Total long-term debt, less current portion	$1,369	$1,369	$1,247
As of May 3, 2014, February 1, 2014, and May 4, 2013, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.42 billion, $1.39 billion, and $1.46 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of May 3, 2014 and February 1, 2014, the carrying amount of our 15 billion Japanese yen ($146 million as of May 3, 2014), four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($24 million as of May 3, 2014) are payable on January 15 of each year, commencing on January 15, 2015, with a final repayment of 7.5 billion Japanese yen due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2018. There were no borrowings and no material outstanding standby letters of credit under the Facility as of May 3, 2014.
We maintain two separate agreements in China (the “China Facilities”) to make unsecured revolving credit facilities available for our operations in China. They are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The 250 million Chinese yuan ($40 million as of May 3, 2014) China Facilities have no expiration date. As of May 3, 2014, there were no borrowings under the China Facilities. There were 44 million Chinese yuan ($7 million as of May 3, 2014) in bank guarantees primarily related to store leases under the China Facilities as of May 3, 2014.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of May 3, 2014, we had $25 million in standby letters of credit issued under this agreement. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which was set to expire in September 2014. On April 15, 2014, this agreement was amended to extend the expiration date to September 2016. We had no trade letters of credit issued under the letter of credit agreement as of May 3, 2014.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended May 3, 2014 or May 4, 2013. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen weeks ended May 3, 2014 or May 4, 2013.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$452	$147	$305	$—
Derivative financial instruments	44	—	44	—
Deferred compensation plan assets	42	42	—	—
Total	$538	$189	$349	$—
Liabilities:
Derivative financial instruments	$22	$—	$22	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519	$196	$323	$—
Derivative financial instruments	64	—	64	—
Deferred compensation plan assets	37	37	—	—
Total	$620	$233	$387	$—
Liabilities:
Derivative financial instruments	$15	$—	$15	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 4, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$772	$497	$275	$—
Derivative financial instruments	69	—	69	—
Deferred compensation plan assets	34	34	—	—
Total	$875	$531	$344	$—
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate.
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen weeks ended May 3, 2014 or May 4, 2013.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended May 3, 2014 or May 4, 2013 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended May 3, 2014 or May 4, 2013 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments, as well as the remeasurement impact of the underlying intercompany balances, is recorded in operating expenses in the Condensed Consolidated Statements of Income in the same period and generally offset. We generally enter into foreign exchange forward contracts as needed to hedge intercompany balances that bear foreign exchange risk.

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	May 3, 2014		February 1, 2014		May 4, 2013
U.S. dollars (1)		$1,583		$1,309		$1,284
Canadian dollars	C$	8	C$	8	C$	—
Euro		€26		€25		€26
Japanese yen		¥—		¥—		¥2,275
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of May 3, 2014, February 1, 2014, or May 4, 2013.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 3, 2014	February 1, 2014	May 4, 2013
Derivatives designated as cash flow hedges:
Other current assets	$37	$48	$51
Other long-term assets	$4	$6	$11
Accrued expenses and other current liabilities	$16	$13	$5
Lease incentives and other long-term liabilities	$4	$1	$2

Derivatives designated as net investment hedges:
Other current assets	$—	$1	$1
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$3	$9	$6
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$2	$1	$2
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$44	$64	$69
Total derivatives in a liability position	$22	$15	$9
Substantially all of the unrealized gains and losses from designated cash flow hedges as of May 3, 2014 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of May 3, 2014 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $1 million, $1 million, and $4 million as of May 3, 2014, February 1, 2014, and May 4, 2013, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $43 million, $63 million, and $65 million and the net amounts of the derivative financial instruments in a liability position would be $21 million, $14 million, and $5 million as of May 3, 2014, February 1, 2014, and May 4, 2013, respectively.
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

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(15)	$36
Gain reclassified into cost of goods sold and occupancy expenses	$7	$12
Gain reclassified into operating expenses	$1	$2

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$(1)	$1
For the thirteen weeks ended May 3, 2014 and May 4, 2013, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
There were no material gains or losses on foreign exchange forward contracts not designated as hedging instruments that were recorded in operating expenses in the Condensed Consolidated Statements of Income, on a pre-tax basis for the thirteen weeks ended May 3, 2014 and May 4, 2013.

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 3, 2014	May 4, 2013
Number of shares repurchased	5.6	1.7
Total cost	$219	$58
Average per share cost including commissions	$39.25	$34.27

In January 2013, the Board of Directors authorized $1 billion for share repurchases, all of which was completed by the end of January 2014. In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $747 million was remaining as of May 3, 2014.
All except $19 million and $30 million of total share repurchases were paid for as of May 3, 2014 and February 1, 2014, respectively. All of the share repurchases were paid for as of May 4, 2013.
As of March 1, 2014, the Company retired all existing treasury stock. Upon retirement, the treasury stock balance was reduced for the amount originally recorded for the shares repurchased.  Common stock was also reduced, at par, for the shares repurchased, and the remaining balance was allocated between additional paid-in capital and retained earnings, resulting in additional paid-in capital and treasury stock balances of zero as of May 3, 2014. All common stock repurchased subsequent to March 1, 2014 is immediately retired and all shares related to stock options and other stock awards are issued from authorized but unissued common stock.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Stock units	$22	$27
Stock options	2	3
Employee stock purchase plan	1	1
Share-based compensation expense	25	31
Less: Income tax benefit	(10)	(12)
Share-based compensation expense, net of tax	$15	$19

Note 9. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
Foreign currency translation	11	—	11
Change in fair value of derivative financial instruments	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Other comprehensive income (loss), net	11	(16)	(5)
Balance at May 3, 2014	$118	$12	$130

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
Foreign currency translation	(28)	—	(28)
Change in fair value of derivative financial instruments	—	22	22
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Other comprehensive income (loss), net	(28)	14	(14)
Balance at May 4, 2013	$130	$37	$167
See Note 6 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 10. Income Taxes
Effective February 2, 2014, we adopted Accounting Standards Update No. 2013-11, Income Taxes, which clarifies the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of May 3, 2014, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of approximately $20 million, primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.

During the thirteen weeks ended May 4, 2013, we recognized an interest expense reversal of $18 million as a result of the favorable resolution of tax matters.

Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 3, 2014	May 4, 2013
Weighted-average number of shares - basic	445	464
Common stock equivalents	6	7
Weighted-average number of shares - diluted	451	471
The above computations of weighted-average number of shares – diluted exclude 2 million and 1 million shares related to stock options and other stock awards for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 3, 2014, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 3, 2014, February 1, 2014, and May 4, 2013, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of May 3, 2014, February 1, 2014, and May 4, 2013 was not material for any individual Action or in total. Subsequent to May 3, 2014 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a material change to our estimate is required.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 13. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments include Gap Global, Old Navy Global, Banana Republic Global, and Growth, Innovation, and Digital (“GID”).  GID manages our newer brands, Piperlime, Athleta, and Intermix.  We believe each of our operating segments share similar economic and other qualitative characteristics, and have aggregated the results of our operating segments into one reportable segment.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended May 3, 2014
U.S. (1)	$828	$1,352	$548	$182	$2,910	77%
Canada	80	101	53	1	235	6
Europe	201	—	23	—	224	6
Asia	286	28	37	—	351	10
Other regions	46	—	8	—	54	1
Total	$1,441	$1,481	$669	$183	$3,774	100%
Sales growth (decline)	(2)%	2%	2%	24%	1%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended May 4, 2013
U.S. (1)	$896	$1,344	$544	$147	$2,931	79%
Canada	86	105	53	1	245	7
Europe	180	—	18	—	198	5
Asia	266	10	37	—	313	8
Other regions	36	—	6	—	42	1
Total	$1,464	$1,459	$658	$148	$3,729	100%
Sales growth	6%	6%	4%	66%	7%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime, Athleta, and Intermix.
Online and franchise sales are reflected within the respective results of each brand and region in the net sales above. Total online sales were $575 million and $509 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, and total franchise sales were $98 million and $78 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and beginning in March 2014, Taiwan. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in many other countries around the world. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.

OVERVIEW
Financial highlights for the first quarter of fiscal 2014 are as follows:

•
Net sales for the first quarter of fiscal 2014 increased 1 percent to $3.8 billion compared with $3.7 billion for the first quarter of fiscal 2013. Excluding the impact of foreign exchange, our net sales increased 2 percent for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. See Net Sales discussion for impact of foreign exchange.

•
Online sales for the first quarter of fiscal 2014 increased 13 percent to $575 million compared with $509 million for the first quarter of fiscal 2013 and grew to 15 percent, as a percentage of total net sales, compared with 14 percent for the first quarter of fiscal 2013.

•
Comparable sales for the first quarter of fiscal 2014, which include the associated comparable online sales, decreased 1 percent compared with a 2 percent increase for the first quarter of fiscal 2013.

•
Gross profit was $1.5 billion for each of the first quarter of fiscal 2014 and 2013. Gross margin for the first quarter of fiscal 2014 was 38.8 percent compared with 41.4 percent for first quarter of fiscal 2013.

•
Operating margin for the first quarter of fiscal 2014 was 11.7 percent compared with 14.2 percent for the first quarter of fiscal 2013. For fiscal 2014, we expect operating margin to be about 13 percent, flat to fiscal 2013.

•
Net income for the first quarter of fiscal 2014 was $260 million compared with $333 million for the first quarter of fiscal 2013, and diluted earnings per share was $0.58 for the first quarter of fiscal 2014 compared with $0.71 for the first quarter of fiscal 2013. For fiscal 2014, we expect diluted earnings per share to be in the range of $2.90 to $2.95.

•
During the first quarter of fiscal 2014 we generated free cash flow of $351 million compared with free cash flow of $205 million for the first quarter of fiscal 2013. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see Liquidity and Capital Resources section.

•	During the first quarter of fiscal 2014, we distributed $328 million to shareholders through share repurchases and dividends.
Our full year business and financial priorities for fiscal 2014 remain as follows:

•	grow sales;

•	manage our expenses in a disciplined manner;

•	deliver earnings per share growth; and

•	return excess cash to shareholders.
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
See Item 1, Financial Statements, Note 13 of Notes to Condensed Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
The percentage change in Comp sales by global brand and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Gap Global	(5)%	3%
Old Navy Global	1%	3%
Banana Republic Global	(1)%	—%
The Gap, Inc.	(1)%	2%
Comparable online sales favorably impacted total Company Comp sales by 3 percent and 2 percent in the first quarter of fiscal 2014 and 2013, respectively.
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
A store is included in the Comp sales calculations when it has been open and operated by the Company for at least one year and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp sales calculations until the first day they have comparable prior year sales.
A store is considered non-comparable (“Non-comp”) when it has been open and operated by the Company for less than one calendar year or has changed its selling square footage by 15 percent or more within the past year.
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net sales per average square foot (1)	$83	$85
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2014	13 Weeks Ended May 3, 2014		May 3, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	3	5	966	10.1
Gap Europe	193	—	3	190	1.6
Gap Asia	228	4	1	231	2.3
Old Navy North America	1,004	7	6	1,005	17.2
Old Navy Asia	18	5	—	23	0.3
Banana Republic North America	596	3	1	598	5.0
Banana Republic Asia	43	3	—	46	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	6	—	71	0.3
Piperlime North America	1	—	—	1	—
Intermix North America	37	—	—	37	0.1
Company-operated stores total	3,164	31	16	3,179	37.2
Franchise	375	15	4	386	N/A
Total	3,539	46	20	3,565	37.2
Increase over prior year				4.0%	0.5%

	February 2, 2013	13 Weeks Ended May 4, 2013		May 4, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	8	15	983	10.2
Gap Europe	198	2	2	198	1.7
Gap Asia	191	6	1	196	1.9
Old Navy North America	1,010	7	12	1,005	17.5
Old Navy Asia	1	9	—	10	0.2
Banana Republic North America	590	2	3	589	4.9
Banana Republic Asia	38	3	—	41	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	35	5	—	40	0.2
Piperlime North America	1	—	—	1	—
Intermix North America	31	1	—	32	0.1
Company-operated stores total	3,095	43	33	3,105	37.0
Franchise	312	11	—	323	N/A
Total	3,407	54	33	3,428	37.0
Increase over prior year				4.8%	0.3%
Gap and Banana Republic outlet stores are reflected in each of the respective brands. In addition, we have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Eastern Europe, Latin America, the Middle East, and Africa.
In fiscal 2014, we expect net openings of about 115 Company-operated store locations. We expect square footage for Company-operated stores to increase about 2.5 percent at the end of fiscal 2014. We expect our franchisees to open about 65 franchise stores in fiscal 2014.

Net Sales
Our net sales for the first quarter of fiscal 2014 increased $45 million, or 1 percent, compared with the first quarter of fiscal 2013 primarily due to an increase in net sales at Old Navy Global and Athleta; partially offset by the unfavorable impact of foreign exchange of $20 million. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar and Japanese yen against the U.S. dollar; partially offset by the favorable impact of the weakening of the U.S. dollar against the British pound. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2013 were translated at exchange rates applicable during the first quarter of fiscal 2014. On this basis, our net sales for the first quarter of fiscal 2014 increased 2 percent compared with the first quarter of fiscal 2013. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Cost of goods sold and occupancy expenses	$2,308	$2,185
Gross profit	$1,466	$1,544
Cost of goods sold and occupancy expenses as a percentage of net sales	61.2%	58.6%
Gross margin	38.8%	41.4%
Cost of goods sold and occupancy expenses increased 2.6 percentage points in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.

•	Cost of goods sold increased 2.3 percentage points in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013, primarily driven by increased promotional activities.

•
Occupancy expenses increased 0.3 percentage points in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013, primarily driven by the decrease in store sales without a corresponding decrease in occupancy expense; partially offset by the increase in online sales.

Operating Expenses

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Operating expenses	$1,023	$1,014
Operating expenses as a percentage of net sales	27.1%	27.2%
Operating margin	11.7%	14.2%
Operating expenses increased $9 million, but decreased 0.1 percentage points, in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.

Interest Expense

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Interest expense	$17	$1
Interest expense for the first quarter of fiscal 2014 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes. Interest expense for the first quarter of fiscal 2013 includes $19 million of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes, partially offset by a reversal of $18 million of interest expense resulting from the favorable resolution of tax matters in the first quarter of fiscal 2013.

Income Taxes

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Income taxes	$166	$197
Effective tax rate	39.0%	37.2%
The increase in the effective tax rate for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to the favorable impact from the resolution of certain tax matters in the first quarter of fiscal 2013. In addition, our effective tax rate increased in the first quarter of fiscal 2014 due to the expiration of tax laws that had previously provided a favorable tax impact.
We currently expect the fiscal 2014 effective tax rate to be about 38.5 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax matters, and changes in tax laws and rates.

LIQUIDITY AND CAPITAL RESOURCES
As of May 3, 2014, cash and cash equivalents were $1.5 billion. As of May 3, 2014, about half of our cash and cash equivalents were held in the U.S. and is generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary cash outflows from operating activities are merchandise inventory purchases, occupancy costs, personnel-related expenses, and payment of taxes. Net cash provided by operating activities during the first quarter of fiscal 2014 increased $157 million compared with the first quarter of fiscal 2013, primarily due to the following:

•
an increase of $150 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in the first quarter of fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company; and

•
an increase of $108 million related to other current assets and other long-term assets in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 primarily due to the timing of payments received for receivables related to our credit card program; partially offset by

•	a decrease in net income of $73 million; and

•	a decrease in our deferred tax provision of $21 million in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.
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
For fiscal 2014, we expect depreciation and amortization expense, net of amortization of lease incentives, to be about $520 million.

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures and purchases of investments, while cash inflows are primarily proceeds from maturities of investments. Net cash used for investing activities during the first quarter of fiscal 2014 increased $59 million compared with the first quarter of fiscal 2013, primarily due to the following:

•	$50 million less maturities of short-term investments in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013; and

•	$11 million more property and equipment purchases in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.
For fiscal 2014, we expect cash spending for purchases of property and equipment to be about $750 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock, repayments of debt, and dividend payments. Net cash used for financing activities during the first quarter of fiscal 2014 increased $232 million compared with the first quarter of fiscal 2013, primarily due to the following:

•	$172 million more repurchases of common stock in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013;

•
$14 million of net cash outflow related to issuances under share-based compensation plans in the first quarter of fiscal 2014 compared with $15 million net proceeds from issuances under share-based compensation plans in the first quarter of fiscal 2013; and

•	$28 million more cash dividends paid in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 3, 2014	May 4, 2013
Net cash provided by operating activities	$513	$356
Less: Purchases of property and equipment	(162)	(151)
Free cash flow	$351	$205

Long-Term Debt
Long-term debt as of May 3, 2014 consists of our $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and our 15 billion Japanese yen ($146 million as of May 3, 2014) Japan Term Loan due January 2018.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility, which expires in May 2018. There were no borrowings and no material outstanding standby letters of credit under the Facility as of May 3, 2014.
We maintain two separate agreements in China to make unsecured revolving credit facilities available for our operations in China. The 250 million Chinese yuan ($40 million as of May 3, 2014) China Facilities are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees with no expiration date. As of May 3, 2014, there were no borrowings under the China Facilities. There were 44 million Chinese yuan ($7 million as of May 3, 2014) in bank guarantees primarily related to store leases under the China Facilities as of May 3, 2014.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of May 3, 2014, we had $25 million in standby letters of credit issued under the agreement.
We also have a $50 million, two-year, unsecured committed letter of credit agreement, which was set to expire in September 2014. On April 15, 2014, the agreement was amended to extend the expiration date to September 2016. We had no trade letters of credit issued under the letter of credit agreement as of May 3, 2014.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.22 per share and $0.15 per share during the first quarter of fiscal 2014 and fiscal 2013, respectively. Including the dividend paid during the first quarter of fiscal 2014, we intend to increase our annual dividend to $0.88 per share for fiscal 2014, which is an increase of 10 percent compared with the annual dividend of $0.80 per share for fiscal 2013.

Share Repurchases
In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $747 million was remaining as of May 3, 2014.
During the first quarter of fiscal 2014, we repurchased and retired approximately 5.6 million shares for $219 million, including commissions, at an average price per share of $39.25.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 1, 2014, other than those which occur in the normal course of business. See Item 1, Financial Statements, Note 12 of Notes to Condensed Consolidated Financial Statements for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of May 3, 2014 has not significantly changed since February 1, 2014. Our market risk profile as of February 1, 2014 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 3, 2014 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (February 2 - March 1)	908,836	$37.95	908,836	$932 million
Month #2 (March 2 - April 5)	1,341,340	$40.95	1,341,340	$877 million
Month #3 (April 6 - May 3)	3,334,963	$38.91	3,334,963	$747 million
Total	5,585,139	$39.25	5,585,139
__________

(1)	On November 21, 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. This authorization has no expiration date.

Item 5.	Other Information.
On June 4, 2014, we entered into Amendments to Agreements for Post-Termination Benefits (the “Amendments”) with the following executive officers: Michelle Banks, Jack Calhoun, Tom Keiser, Stefan Larsson, Art Peck, Sabrina Simmons, Stephen Sunnucks, and Sonia Syngal. Copies of the Amendments are attached hereto as Exhibits 10.3 through 10.10.
In the case of each of the executive officers other than Mr. Larsson, the Amendments extended the term of eligibility for post-termination benefits until February 13, 2018. All other terms of the original agreements for post-termination benefits remain in effect. Please see the original agreements for post-termination benefits for a description of those benefits. For Ms. Banks, Mr. Keiser, Mr. Peck, and Ms. Simmons, the original agreements were filed with our Form 10-Q for the fiscal quarter ended April 28, 2012. For Mr. Calhoun and Mr. Sunnucks the original agreements were filed with our Form 10-K for the fiscal year ended February 2, 2013. For Ms. Syngal, the original agreement was filed with our Form 10-Q for the fiscal quarter ended November 2, 2013.
In the case of Mr. Larsson, the Amendment amended the terms of his post-termination benefits to align them with the other executive officers and extended his eligibility for post-termination benefits until February 13, 2018. Please see the Amendment for Mr. Larsson, filed with this Form 10-Q for the fiscal quarter ended May 3, 2014, for the terms of his post-termination benefits.

Item 6.	Exhibits.

3(ii)	Amended and Restated Bylaws of the Company (effective February 26, 2014), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 27, 2014, Commission File No. 1-7562.
10.1*(1)
Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014.

10.2*	Agreement with Jack Calhoun dated October 29, 2012, and confirmed on November 1, 2012.
10.3*	Amendment to Agreement for Post-Termination Benefits with Michelle Banks dated June 4, 2014.
10.4*	Amendment to Agreement for Post-Termination Benefits with Jack Calhoun dated June 4, 2014.
10.5*	Amendment to Agreement for Post-Termination Benefits with Tom Keiser dated June 4, 2014.
10.6*	Amendment to Agreement for Post-Termination Benefits with Stefan Larsson dated June 4, 2014.
10.7*	Amendment to Agreement for Post-Termination Benefits with Art Peck dated June 4, 2014.
10.8*	Amendment to Agreement for Post-Termination Benefits with Sabrina Simmons dated June 4, 2014.
10.9*	Amendment to Agreement for Post-Termination Benefits with Stephen Sunnucks dated June 4, 2014.
10.10*	Amendment to Agreement for Post-Termination Benefits with Sonia Syngal dated June 4, 2014.
10.11*	Letter Amendment No. 4 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated April 15, 2014.
10.12	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.13	Form of Nonqualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.15	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.16
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

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
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

__________

*	Filed herewith.

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	June 10, 2014	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	June 10, 2014	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

3(ii)	Amended and Restated Bylaws of the Company (effective February 26, 2014), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 27, 2014, Commission File No. 1-7562.
10.1*(1)
Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014.

10.2*	Agreement with Jack Calhoun dated October 29, 2012, and confirmed on November 1, 2012.
10.3*	Amendment to Agreement for Post-Termination Benefits with Michelle Banks dated June 4, 2014.
10.4*	Amendment to Agreement for Post-Termination Benefits with Jack Calhoun dated June 4, 2014.
10.5*	Amendment to Agreement for Post-Termination Benefits with Tom Keiser dated June 4, 2014.
10.6*	Amendment to Agreement for Post-Termination Benefits with Stefan Larsson dated June 4, 2014.
10.7*	Amendment to Agreement for Post-Termination Benefits with Art Peck dated June 4, 2014.
10.8*	Amendment to Agreement for Post-Termination Benefits with Sabrina Simmons dated June 4, 2014.
10.9*	Amendment to Agreement for Post-Termination Benefits with Stephen Sunnucks dated June 4, 2014.
10.10*	Amendment to Agreement for Post-Termination Benefits with Sonia Syngal dated June 4, 2014.
10.11*	Letter Amendment No. 4 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated April 15, 2014.
10.12	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.13	Form of Nonqualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.15	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.16	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 8-K on March 6, 2014.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

*	Filed herewith.

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.