Form 10-Q
period 2014-08-02
GAP INC
filed 2014-09-05
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 29, 2014 was 434,865,574.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges;

•	the impact of the potential settlement of outstanding tax matters and the closing of audits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	operating margin in fiscal 2014;

•	earnings per share for fiscal 2014;

•	growing sales with healthy merchandise margins;

•	managing our expenses in a disciplined manner;

•	delivering earnings per share growth;

•	returning excess cash to shareholders;

•	growing global online sales, driven by continued investment in our omni-channel capabilities;

•	opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan;

•	expanding our global outlet presence;

•	opening additional Athleta stores;

•	continuing to expand our franchise presence worldwide;

•	the impact of foreign exchange rate fluctuations on our financial results;

•	number of Company-operated and franchise store openings in fiscal 2014;

•	square footage change in fiscal 2014;

•	the effective tax rate in fiscal 2014;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations;

•	depreciation and amortization expense in fiscal 2014;

•	capital expenditures in fiscal 2014;

•	dividend payments in fiscal 2014;

•	market risk profile; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 5, 2014, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,518	$1,510	$1,925
Merchandise inventory	1,948	1,928	1,837
Other current assets	778	992	824
Total current assets	4,244	4,430	4,586
Property and equipment, net of accumulated depreciation of $5,539, $5,401, and $5,362	2,739	2,758	2,646
Other long-term assets	695	661	688
Total assets	$7,678	$7,849	$7,920
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$24	$25	$—
Accounts payable	1,227	1,242	1,227
Accrued expenses and other current liabilities	985	1,142	994
Income taxes payable	26	36	57
Total current liabilities	2,262	2,445	2,278
Long-term liabilities:
Long-term debt	1,369	1,369	1,247
Lease incentives and other long-term liabilities	1,101	973	937
Total long-term liabilities	2,470	2,342	2,184
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued 434, 1,106, and 1,106 shares; Outstanding 434, 446, and 468 shares	22	55	55
Additional paid-in capital	—	2,899	2,848
Retained earnings	2,795	14,218	13,755
Accumulated other comprehensive income	129	135	156
Treasury stock at cost (-, 660, and 638 shares)	—	(14,245)	(13,356)
Total stockholders’ equity	2,946	3,062	3,458
Total liabilities and stockholders’ equity	$7,678	$7,849	$7,920
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$3,981	$3,868	$7,755	$7,597
Cost of goods sold and occupancy expenses	2,412	2,301	4,720	4,486
Gross profit	1,569	1,567	3,035	3,111
Operating expenses	1,002	1,046	2,025	2,060
Operating income	567	521	1,010	1,051
Interest expense	19	19	36	20
Interest income	(1)	(1)	(1)	(2)
Income before income taxes	549	503	975	1,033
Income taxes	217	200	383	397
Net income	$332	$303	$592	$636
Weighted-average number of shares - basic	439	468	442	466
Weighted-average number of shares - diluted	443	473	447	472
Earnings per share - basic	$0.76	$0.65	$1.34	$1.36
Earnings per share - diluted	$0.75	$0.64	$1.32	$1.35
Cash dividends declared and paid per share	$0.22	$0.15	$0.44	$0.30
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$332	$303	$592	$636
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)	(13)	9	(41)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $1, $8, $(3), and $22	3	12	(8)	34
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(2), $(6), $(5), and $(12)	(2)	(10)	(7)	(18)
Other comprehensive income (loss), net of tax	(1)	(11)	(6)	(25)
Comprehensive income	$331	$292	$586	$611
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$592	$636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271	267
Amortization of lease incentives	(31)	(32)
Share-based compensation	53	60
Tax benefit from exercise of stock options and vesting of stock units	24	44
Excess tax benefit from exercise of stock options and vesting of stock units	(25)	(48)
Non-cash and other items	(41)	(19)
Deferred income taxes	(16)	28
Changes in operating assets and liabilities:
Merchandise inventory	(18)	(90)
Other current assets and other long-term assets	206	42
Accounts payable	(14)	88
Accrued expenses and other current liabilities	(130)	(78)
Income taxes payable, net of prepaid and other tax-related items	(10)	(21)
Lease incentives and other long-term liabilities	135	(20)
Net cash provided by operating activities	996	857
Cash flows from investing activities:
Purchases of property and equipment	(328)	(315)
Proceeds from sale of property and equipment	121	—
Maturities of short-term investments	—	50
Other	(1)	(4)
Net cash used for investing activities	(208)	(269)
Cash flows from financing activities:
Issuances under share-based compensation plans, net	(4)	73
Repurchases of common stock	(608)	(85)
Excess tax benefit from exercise of stock options and vesting of stock units	25	48
Cash dividends paid	(194)	(140)
Other	—	(1)
Net cash used for financing activities	(781)	(105)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	1	(18)
Net increase in cash and cash equivalents	8	465
Cash and cash equivalents at beginning of period	1,510	1,460
Cash and cash equivalents at end of period	$1,518	$1,925
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$75	$64
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$39	$39
Cash paid for income taxes during the period, net of refunds	$385	$390
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of August 2, 2014 and August 3, 2013, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of August 2, 2014 and August 3, 2013 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2014 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended August 2, 2014 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 31, 2015.

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

Note 3. Goodwill and Other Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Goodwill	$180	$180	$181
Trade names	$92	$92	$92
Other indefinite-lived intangible assets	$6	$6	$6
Intangible assets subject to amortization	$18	$18	$18
Less: Accumulated amortization	(17)	(17)	(17)
Intangible assets subject to amortization, net	$1	$1	$1
Goodwill
During the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, there were no changes to the $99 million carrying amount of goodwill related to Athleta.
The carrying amount of goodwill related to Intermix decreased by $3 million to $82 million during the twenty-six weeks ended August 3, 2013 and was further adjusted to $81 million as of February 1, 2014. These changes were due to an adjustment of the initial fair values, which were preliminary and subject to adjustments as of December 31, 2012, the date of acquisition. As of February 1, 2014, the purchase price allocation for Intermix was complete. During the thirteen and twenty-six weeks ended August 2, 2014, there was no changes to the $81 million carrying amount of goodwill related to Intermix.

Other Intangible Assets
Trade names consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of August 2, 2014, February 1, 2014, and August 3, 2013.

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
There was no material amortization expense for intangible assets subject to amortization recorded in operating expenses in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013.

Note 4. Debt and Credit Facilities

($ in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Notes	$1,247	$1,247	$1,247
Japan Term Loan	146	147	—
Total long-term debt	1,393	1,394	1,247
Less: Current portion	(24)	(25)	—
Total long-term debt, less current portion	$1,369	$1,369	$1,247
As of August 2, 2014, February 1, 2014, and August 3, 2013, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.43 billion, $1.39 billion, and $1.41 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of August 2, 2014 and February 1, 2014, the carrying amount of our 15 billion Japanese yen ($146 million as of August 2, 2014), four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($24 million as of August 2, 2014) are payable on January 15 of each year, commencing on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($73 million as of August 2, 2014) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2018. There were no borrowings and no material outstanding standby letters of credit under the Facility as of August 2, 2014.
We maintain two separate agreements in China (the “China Facilities”) to make unsecured revolving credit facilities available for our operations in China. They are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The 250 million Chinese yuan ($40 million as of August 2, 2014) China Facilities have no expiration date. As of August 2, 2014, there were no borrowings under the China Facilities. There were 46 million Chinese yuan ($7 million as of August 2, 2014) in bank guarantees primarily related to store leases under the China Facilities as of August 2, 2014.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of August 2, 2014, we had $23 million in standby letters of credit issued under this agreement. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which was set to expire in September 2014. On April 15, 2014, this agreement was amended to extend the expiration date to September 2016. We had no trade letters of credit issued under the letter of credit agreement as of August 2, 2014.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended August 2, 2014 or August 3, 2013. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended August 2, 2014 or August 3, 2013.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 2, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$426	$157	$269	$—
Derivative financial instruments	41	—	41	—
Deferred compensation plan assets	44	44	—	—
Total	$511	$201	$310	$—
Liabilities:
Derivative financial instruments	$16	$—	$16	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519	$196	$323	$—
Derivative financial instruments	64	—	64	—
Deferred compensation plan assets	37	37	—	—
Total	$620	$233	$387	$—
Liabilities:
Derivative financial instruments	$15	$—	$15	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 3, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$971	$362	$609	$—
Derivative financial instruments	69	—	69	—
Deferred compensation plan assets	36	36	—	—
Total	$1,076	$398	$678	$—
Liabilities:
Derivative financial instruments	$7	$—	$7	$—
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen and twenty-six weeks ended August 2, 2014 or August 3, 2013.

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

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated primarily in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies of British pounds and Euro. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 24 months.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 2, 2014 or August 3, 2013 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 2, 2014 or August 3, 2013 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	August 2, 2014		February 1, 2014		August 3, 2013
U.S. dollars (1)		$1,643		$1,309		$1,682
Canadian dollars	C$	14	C$	8	C$	—
Euro		€26		€25		€25
Japanese yen		¥—		¥—		¥24,000
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of August 2, 2014, February 1, 2014, or August 3, 2013.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 2, 2014	February 1, 2014	August 3, 2013
Derivatives designated as cash flow hedges:
Other current assets	$29	$48	$49
Other long-term assets	$6	$6	$13
Accrued expenses and other current liabilities	$11	$13	$2
Lease incentives and other long-term liabilities	$3	$1	$1

Derivatives designated as net investment hedges:
Other current assets	$1	$1	$1
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$3
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$5	$9	$6
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$2	$1	$1
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$41	$64	$69
Total derivatives in a liability position	$16	$15	$7
Substantially all of the unrealized gains and losses from designated cash flow hedges as of August 2, 2014 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of August 2, 2014 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $4 million, $1 million, and $6 million as of August 2, 2014, February 1, 2014, and August 3, 2013, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $37 million, $63 million, and $63 million and the net amounts of the derivative financial instruments in a liability position would be $12 million, $14 million, and $1 million as of August 2, 2014, February 1, 2014, and August 3, 2013, respectively.
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

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$4	$20	$(11)	$56
Gain reclassified into cost of goods sold and occupancy expenses	$3	$14	$10	$26
Gain reclassified into operating expenses	$1	$2	$2	$4

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$1	$(2)	$—	$(1)
For the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
There were no material gains or losses on foreign exchange forward contracts not designated as hedging instruments that were recorded in operating expenses in the Condensed Consolidated Statements of Income, on a pre-tax basis for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013.

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Number of shares repurchased	9.0	0.6	14.6	2.3
Total cost	$364	$27	$583	$85
Average per share cost including commissions	$40.61	$40.81	$40.09	$36.07

In January 2013, the Board of Directors authorized $1 billion for share repurchases, all of which was completed by the end of January 2014. In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $383 million was remaining as of August 2, 2014.
All except $5 million and $30 million of total share repurchases were paid for as of August 2, 2014 and February 1, 2014, respectively. All of the share repurchases were paid for as of August 3, 2013.
As of March 1, 2014, the Company retired all existing treasury stock. Upon retirement, the treasury stock balance as of March 1, 2014 was reduced for the amount originally recorded for the shares repurchased. Common stock was also reduced, at par, for the shares repurchased, and the remaining balance was allocated between additional paid-in capital and retained earnings. All common stock repurchased subsequent to March 1, 2014 is immediately retired and all shares related to stock options and other stock awards are issued from authorized but unissued common stock.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock units	$24	$24	$46	$51
Stock options	3	4	5	7
Employee stock purchase plan	1	1	2	2
Share-based compensation expense	28	29	53	60
Less: Income tax benefit	(11)	(11)	(21)	(23)
Share-based compensation expense, net of tax	$17	$18	$32	$37

Note 9. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
13 Weeks Ended May 3, 2014:
Foreign currency translation	11	—	11
Change in fair value of derivative financial instruments	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Other comprehensive income (loss), net	11	(16)	(5)
Balance at May 3, 2014	118	12	130
13 Weeks Ended August 2, 2014:
Foreign currency translation	(2)	—	(2)
Change in fair value of derivative financial instruments	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Other comprehensive income (loss), net	(2)	1	(1)
Balance at August 2, 2014	$116	$13	$129

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
13 Weeks Ended May 4, 2013:
Foreign currency translation	(28)	—	(28)
Change in fair value of derivative financial instruments	—	22	22
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Other comprehensive income (loss), net	(28)	14	(14)
Balance at May 4, 2013	130	37	167
13 Weeks Ended August 3, 2013:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	12	12
Amounts reclassified from accumulated other comprehensive income	—	(10)	(10)
Other comprehensive income (loss), net	(13)	2	(11)
Balance at August 3, 2013	$117	$39	$156
See Note 6 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 10. Income Taxes
Effective February 2, 2014, we adopted ASU No. 2013-11, Income Taxes, which clarifies the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of August 2, 2014, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of approximately $19 million, primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
During the twenty-six weeks ended August 3, 2013, we recognized an interest expense reversal of $18 million as a result of the favorable resolution of tax matters.

Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Weighted-average number of shares - basic	439	468	442	466
Common stock equivalents	4	5	5	6
Weighted-average number of shares - diluted	443	473	447	472
The above computations of weighted-average number of shares – diluted exclude 2 million shares related to stock options and other stock awards for each of the thirteen weeks ended August 2, 2014 and August 3, 2013, and 2 million and 1 million shares related to stock options and other stock awards for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of August 2, 2014, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 2, 2014, February 1, 2014, and August 3, 2013, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of August 2, 2014, February 1, 2014, and August 3, 2013 was not material for any individual Action or in total. Subsequent to August 2, 2014 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a material change to our estimate is required.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 13. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Piperlime, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. Our operating segments include Gap Global, Old Navy Global, Banana Republic Global, and Growth, Innovation, and Digital (“GID”).  GID manages our newer brands, Piperlime, Athleta, and Intermix.  We believe each of our operating segments share similar economic and other qualitative characteristics and aggregate the results of our operating segments into one reportable segment.
Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended August 2, 2014
U.S. (1)	$850	$1,460	$576	$185	$3,071	77%
Canada	95	127	58	1	281	7
Europe	206	—	26	—	232	6
Asia	274	35	37	—	346	9
Other regions	44	—	7	—	51	1
Total	$1,469	$1,622	$704	$186	$3,981	100%
Sales growth	—%	5%	3%	9%	3%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended August 3, 2013
U.S. (1)	$894	$1,406	$566	$170	$3,036	79%
Canada	96	115	54	1	266	7
Europe	188	—	22	—	210	5
Asia	254	19	38	—	311	8
Other regions	39	—	6	—	45	1
Total	$1,471	$1,540	$686	$171	$3,868	100%
Sales growth	5%	11%	1%	71%	8%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
26 Weeks Ended August 2, 2014
U.S. (1)	$1,678	$2,812	$1,124	$367	$5,981	77%
Canada	175	228	111	2	516	7
Europe	407	—	49	—	456	6
Asia	560	63	74	—	697	9
Other regions	90	—	15	—	105	1
Total	$2,910	$3,103	$1,373	$369	$7,755	100%
Sales growth (decline)	(1)%	3%	2%	16%	2%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
26 Weeks Ended August 3, 2013
U.S. (1)	$1,790	$2,750	$1,110	$317	$5,967	79%
Canada	182	220	107	2	511	7
Europe	368	—	40	—	408	5
Asia	520	29	75	—	624	8
Other regions	75	—	12	—	87	1
Total	$2,935	$2,999	$1,344	$319	$7,597	100%
Sales growth	5%	8%	3%	69%	8%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime, Athleta, and Intermix.
Online and franchise sales are reflected within the respective results of each brand and region in the net sales above.

Total online sales were $515 million and $466 million for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. Total online sales were $1.1 billion and $1.0 billion for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.
Total franchise sales were $92 million and $84 million for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively. Total franchise sales were $190 million and $162 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.
Net sales by region are allocated based on the location in which the sale was originated. Store sales are allocated based on the location of the store, and online sales are allocated based on the location of the distribution center or store from where the products were shipped.

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

OVERVIEW
Financial highlights for the second quarter of fiscal 2014 are as follows:

•	Net sales for the second quarter of fiscal 2014 increased 3 percent to $4.0 billion compared with $3.9 billion for the second quarter of fiscal 2013.

•	Comparable sales for the second quarter of fiscal 2014, which include the associated comparable online sales, were flat compared with a 5 percent increase for the second quarter of fiscal 2013.

•
Gross profit was $1.6 billion for each of the second quarter of fiscal 2014 and 2013. Gross margin for the second quarter of fiscal 2014 was 39.4 percent compared with 40.5 percent for second quarter of fiscal 2013.

•
Operating income for the second quarter of fiscal 2014 was $567 million compared with $521 million for the second quarter of fiscal 2013. Operating income for the second quarter of fiscal 2014 includes $39 million of gain on sale of a building owned but no longer occupied by the Company.

•
Operating margin for the second quarter of fiscal 2014 was 14.2 percent compared with 13.5 percent for the second quarter of fiscal 2013. For fiscal 2014, we expect operating margin to be about flat to fiscal 2013.

•
Net income for the second quarter of fiscal 2014 was $332 million compared with $303 million for the second quarter of fiscal 2013, and diluted earnings per share was $0.75 for the second quarter of fiscal 2014 compared with $0.64 for the second quarter of fiscal 2013. For fiscal 2014, we expect diluted earnings per share to be in the range of $2.95 to $3.00.

•
During the first half of fiscal 2014, we generated free cash flow of $668 million compared with free cash flow of $542 million during the first half of fiscal 2013. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see Liquidity and Capital Resources section.

•	During the second quarter of fiscal 2014, we distributed $474 million to shareholders through share repurchases and dividends.
Our full year business and financial priorities for fiscal 2014 remain as follows:

•	grow sales with healthy merchandise margins;

•	manage our expenses in a disciplined manner;

•	deliver earnings per share growth; and

•	return excess cash to shareholders.
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

In fiscal 2014, we expect foreign exchange rate fluctuations to have a meaningful negative impact on the results of our largest foreign subsidiaries in Canada and Japan. With the depreciation of the Canadian dollar and Japanese yen, we expect net sales in Canadian dollars and Japanese yen translated into U.S. dollars will decrease and negatively impact our total Company net sales growth. In addition, we expect gross margins for our largest foreign subsidiaries to be negatively impacted as our merchandise purchases are primarily in U.S. dollars.

RESULTS OF OPERATIONS
Net Sales
Net sales primarily consist of retail sales from stores and online, and franchise revenues.
See Item 1, Financial Statements, Note 13 of Notes to Condensed Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
The percentage change in Comparable ("Comp") sales by global brand and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Gap Global	(5)%	6%	(5)%	5%
Old Navy Global	4%	6%	3%	5%
Banana Republic Global	—%	(1)%	—%	(1)%
The Gap, Inc.	—%	5%	(1)%	4%
Comparable online sales favorably impacted total Company Comp sales by 2 percent in each of the second quarter of fiscal 2014 and 2013. Comparable online sales favorably impacted total Company Comp sales by 2 percent and 3 percent in the first half of fiscal 2014 and 2013, respectively.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales per average square foot (1)	$90	$90	174	$175
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2014	26 Weeks Ended August 2, 2014		August 2, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	16	18	966	10.1
Gap Europe	193	—	3	190	1.6
Gap Asia	228	9	2	235	2.4
Old Navy North America	1,004	13	11	1,006	17.2
Old Navy Asia	18	10	—	28	0.4
Banana Republic North America	596	10	8	598	5.0
Banana Republic Asia	43	4	—	47	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	14	—	79	0.3
Piperlime North America	1	—	—	1	—
Intermix North America	37	2	—	39	0.1
Company-operated stores total	3,164	78	42	3,200	37.4
Franchise	375	25	6	394	N/A
Total	3,539	103	48	3,594	37.4
Increase over prior year				4.4%	1.6%

	February 2, 2013	26 Weeks Ended August 3, 2013		August 3, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	16	37	969	10.1
Gap Europe	198	2	4	196	1.7
Gap Asia	191	12	1	202	2.0
Old Navy North America	1,010	12	19	1,003	17.3
Old Navy Asia	1	9	—	10	0.2
Banana Republic North America	590	7	4	593	4.9
Banana Republic Asia	38	4	—	42	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	35	11	—	46	0.2
Piperlime North America	1	—	—	1	—
Intermix North America	31	4	1	34	0.1
Company-operated stores total	3,095	77	66	3,106	36.8
Franchise	312	26	—	338	N/A
Total	3,407	103	66	3,444	36.8
Increase over prior year				4.8%	—%
Gap and Banana Republic outlet stores are reflected in each of the respective brands.
In fiscal 2014, we expect net openings of about 115 Company-operated store locations. We expect square footage for Company-operated stores to increase about 2.5 percent at the end of fiscal 2014. We expect our franchisees to open about 60 franchise stores in fiscal 2014.

Net Sales
Our net sales for the second quarter of fiscal 2014 increased $113 million, or 3 percent, compared with the second quarter of fiscal 2013 primarily due to an increase in net sales at Old Navy. The impact of foreign exchange on net sales was not material for the second quarter of fiscal 2014 as the unfavorable impact of the weakening of the Canadian dollar and Japanese yen against the U.S. dollar was offset by the favorable impact of the weakening of the U.S. dollar against the British pound. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2013 were translated at exchange rates applicable during the second quarter of fiscal 2014.

Our net sales for the first half of fiscal 2014 increased $158 million or 2 percent, compared with the first half of fiscal 2013 primarily due to an increase in net sales at Old Navy and Athleta; partially offset by the unfavorable impact of foreign exchange of $21 million. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar and Japanese yen against the U.S. dollar; partially offset by the favorable impact of the weakening of the U.S. dollar against the British pound. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2013 were translated at exchange rates applicable during the first half of fiscal 2014.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Cost of goods sold and occupancy expenses	$2,412	$2,301	$4,720	$4,486
Gross profit	$1,569	$1,567	$3,035	$3,111
Cost of goods sold and occupancy expenses as a percentage of net sales	60.6%	59.5%	60.9%	59.0%
Gross margin	39.4%	40.5%	39.1%	41.0%
Cost of goods sold and occupancy expenses as a percentage of net sales increased 1.1 percent in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013.

•
Cost of goods sold increased 0.9 percent as a percentage of net sales in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013, primarily driven by increased promotional activities.

•
Occupancy expenses increased 0.2 percent as a percentage of net sales in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013, primarily driven by the decrease in Comp store sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses as a percentage of net sales increased 1.9 percent in the first half of fiscal 2014 compared with the first half of fiscal 2013.

•
Cost of goods sold increased 1.6 percent as a percentage of net sales in the first half of fiscal 2014 compared with the first half of fiscal 2013, primarily driven by increased promotional activities.

•
Occupancy expenses increased 0.3 percent as a percentage of net sales in the first half of fiscal 2014 compared with the first half of fiscal 2013, primarily driven by the decrease in Comp store sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Operating expenses	$1,002	$1,046	$2,025	$2,060
Operating expenses as a percentage of net sales	25.2%	27.0%	26.1%	27.1%
Operating margin	14.2%	13.5%	13.0%	13.8%
Operating expenses decreased $44 million, or 1.8 percent as a percentage of net sales, in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013. The decrease in operating expenses was primarily due to the gain on sale of a building owned but no longer occupied by the Company and lower bonus expense.
Operating expenses decreased $35 million, or 1.0 percent as a percentage of net sales, in the first half of fiscal 2014 compared with the first half of fiscal 2013. The decrease in operating expenses was primarily due to the gain on sale of a building owned but no longer occupied by the Company and lower bonus expense.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Interest expense	$19	$19	$36	$20
Interest expense for the second quarter of fiscal 2014 and 2013 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Interest expense for the first half of fiscal 2014 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes. Interest expense for the first half of fiscal 2013 includes $38 million of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes, partially offset by a reversal of $18 million of interest expense resulting from the favorable resolution of tax matters in the first quarter of fiscal 2013.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Income taxes	$217	$200	$383	$397
Effective tax rate	39.5%	39.8%	39.3%	38.4%
The decrease in the effective tax rate for the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily due to the favorable impact of changes in the mix of pre-tax income between our domestic and international operations.
The increase in the effective tax rate for the first half of fiscal 2014 compared with the first half of fiscal 2013 was primarily due to the favorable impact from the resolution of certain tax matters in the first quarter of 2013. In addition, our effective tax rate increased in the first half of fiscal 2014 due to the expiration of tax laws that had previously provided a favorable tax impact. The increase was partially offset by the favorable impact of changes in the mix of pre-tax income between our domestic and international operations.
We currently expect the fiscal 2014 effective tax rate to be about 38.5 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax matters, and changes in tax laws and rates

LIQUIDITY AND CAPITAL RESOURCES
As of August 2, 2014, cash and cash equivalents were $1.5 billion. As of August 2, 2014, about half of our cash and cash equivalents were held in the U.S. and was generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary cash outflows from operating activities are merchandise inventory purchases, occupancy costs, personnel-related expenses, and payment of taxes. Net cash provided by operating activities during the first half of fiscal 2014 increased $139 million compared with the first half of fiscal 2013, primarily due to the following:

•	an increase of $164 million related to other current assets and other long-term assets primarily due to the change in timing of payments received for receivables related to our credit card program;

•
an increase of $155 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in the first half of fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company; and

•	an increase of $72 million related to merchandise inventory primarily due to volume and timing of receipts; partially offset by

•	a decrease of $102 million related to accounts payable primarily due to timing of payments;

•	a decrease of $52 million related to accrued expenses and other current liabilities primarily due to timing of payments;

•	a deferred tax benefit of $16 million in the first half of fiscal 2014 compared with a deferred tax provision of $28 million in the first half of fiscal 2013; and

•	a decrease of $44 million in net income.
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

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures, while cash inflows are primarily proceeds from the sale of property and equipment and maturities of investments. Net cash used for investing activities during the first half of fiscal 2014 decreased $61 million compared with the first half of fiscal 2013, primarily due to the following:

•	$121 million of proceeds from the sale of a building owned but no longer occupied by the Company in the first half of fiscal 2014; partially offset by

•	$50 million less maturities of short-term investments.
For fiscal 2014, we expect cash spending for purchases of property and equipment to be about $750 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock and dividend payments. Net cash used for financing activities during the first half of fiscal 2014 increased $676 million compared with the first half of fiscal 2013, primarily due to the following:

•	$523 million more repurchases of common stock;

•
$4 million of net cash outflow related to issuances under share-based compensation plans in the first half of fiscal 2014 compared with $73 million net proceeds from issuances under share-based compensation plans in the first half of fiscal 2013; and

•	$54 million more cash dividends paid.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 2, 2014	August 3, 2013
Net cash provided by operating activities	$996	$857
Less: Purchases of property and equipment	(328)	(315)
Free cash flow	$668	$542

Long-Term Debt
Long-term debt as of August 2, 2014 consists of our $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and our 15 billion Japanese yen ($146 million as of August 2, 2014) Japan Term Loan due January 2018.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility, which expires in May 2018. There were no borrowings and no material outstanding standby letters of credit under the Facility as of August 2, 2014.
We maintain two separate agreements in China to make unsecured revolving credit facilities available for our operations in China. The 250 million Chinese yuan ($40 million as of August 2, 2014) China Facilities are uncommitted and are available for borrowings, overdraft borrowings, and the issuance of bank guarantees with no expiration date. As of August 2, 2014, there were no borrowings under the China Facilities. There were 46 million Chinese yuan ($7 million as of August 2, 2014) in bank guarantees primarily related to store leases under the China Facilities as of August 2, 2014.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of August 2, 2014, we had $23 million in standby letters of credit issued under the agreement.
We also have a $50 million, two-year, unsecured committed letter of credit agreement with an expiration date of September 2016. We had no trade letters of credit issued under the letter of credit agreement as of August 2, 2014.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.44 per share and $0.30 per share during the first half of fiscal 2014 and fiscal 2013, respectively. Including the dividends paid during the first half of fiscal 2014, we intend to increase our annual dividend to $0.88 per share for fiscal 2014, which is an increase of 10 percent compared with the annual dividend of $0.80 per share for fiscal 2013.

Share Repurchases
In November 2013, we announced that the Board of Directors approved a new $1 billion share repurchase authorization, of which $383 million was remaining as of August 2, 2014.
During the first half of fiscal 2014, we repurchased and retired approximately 14.6 million shares for $583 million, including commissions, at an average price per share of $40.09.

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
Our market risk profile as of August 2, 2014 has not significantly changed since February 1, 2014. Our market risk profile as of February 1, 2014 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 2, 2014 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 4 - May 31)	2,330,276	$40.44	2,330,276	$653 million
Month #2 (June 1 - July 5)	2,939,397	$41.34	2,939,397	$531 million
Month #3 (July 6 - August 2)	3,693,573	$40.13	3,693,573	$383 million
Total	8,963,246	$40.61	8,963,246
__________

(1)	On November 21, 2013, we announced that the Board of Directors approved a $1 billion share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

__________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	September 5, 2014	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	September 5, 2014	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

*	Filed herewith.