Form 10-Q/A
period 2014-05-03
GAP INC
filed 2014-10-10
CIK 39911

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

Explanatory Note

This Amendment No. 1 to The Gap, Inc.'s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014 is being filed as an exhibit-only filing solely to update Exhibit 10.1 in response to comments received from the staff of the Securities and Exchange Commission on a previously filed request for confidential treatment.  No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

10.2**	Agreement with Jack Calhoun dated October 29, 2012, and confirmed on November 1, 2012.
10.3**	Amendment to Agreement for Post-Termination Benefits with Michelle Banks dated June 4, 2014.
10.4**	Amendment to Agreement for Post-Termination Benefits with Jack Calhoun dated June 4, 2014.
10.5**	Amendment to Agreement for Post-Termination Benefits with Tom Keiser dated June 4, 2014.
10.6**	Amendment to Agreement for Post-Termination Benefits with Stefan Larsson dated June 4, 2014.
10.7**	Amendment to Agreement for Post-Termination Benefits with Art Peck dated June 4, 2014.
10.8**	Amendment to Agreement for Post-Termination Benefits with Sabrina Simmons dated June 4, 2014.
10.9**	Amendment to Agreement for Post-Termination Benefits with Stephen Sunnucks dated June 4, 2014.
10.10**	Amendment to Agreement for Post-Termination Benefits with Sonia Syngal dated June 4, 2014.
10.11**	Letter Amendment No. 4 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated April 15, 2014.
10.12	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.13	Form of Nonqualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.15	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.16	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 8-K on March 6, 2014.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

THE GAP, INC.

Date:	October 10, 2014	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	October 10, 2014	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

3(ii)	Amended and Restated Bylaws of the Company (effective February 26, 2014), filed as Exhibit 3(ii) to Registrant’s Form 8-K on February 27, 2014, Commission File No. 1-7562.
10.1*(1)
Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014.

10.2**	Agreement with Jack Calhoun dated October 29, 2012, and confirmed on November 1, 2012.
10.3**	Amendment to Agreement for Post-Termination Benefits with Michelle Banks dated June 4, 2014.
10.4**	Amendment to Agreement for Post-Termination Benefits with Jack Calhoun dated June 4, 2014.
10.5**	Amendment to Agreement for Post-Termination Benefits with Tom Keiser dated June 4, 2014.
10.6**	Amendment to Agreement for Post-Termination Benefits with Stefan Larsson dated June 4, 2014.
10.7**	Amendment to Agreement for Post-Termination Benefits with Art Peck dated June 4, 2014.
10.8**	Amendment to Agreement for Post-Termination Benefits with Sabrina Simmons dated June 4, 2014.
10.9**	Amendment to Agreement for Post-Termination Benefits with Stephen Sunnucks dated June 4, 2014.
10.10**	Amendment to Agreement for Post-Termination Benefits with Sonia Syngal dated June 4, 2014.
10.11**	Letter Amendment No. 4 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated April 15, 2014.
10.12	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.13	Form of Nonqualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.14	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.15	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.16	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 8-K on March 6, 2014.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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