Form 10-Q
period 2014-11-01
GAP INC
filed 2014-12-08
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 28, 2014 was 423,576,007.

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 8, 2014, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$954	$1,510	$996
Merchandise inventory	2,553	1,928	2,471
Other current assets	816	992	923
Total current assets	4,323	4,430	4,390
Property and equipment, net of accumulated depreciation of $5,555, $5,401, and $5,448	2,777	2,758	2,714
Other long-term assets	719	661	682
Total assets	$7,819	$7,849	$7,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$22	$25	$—
Accounts payable	1,477	1,242	1,513
Accrued expenses and other current liabilities	1,011	1,142	1,064
Income taxes payable	12	36	54
Total current liabilities	2,522	2,445	2,631
Long-term liabilities:
Long-term debt	1,358	1,369	1,247
Lease incentives and other long-term liabilities	1,084	973	952
Total long-term liabilities	2,442	2,342	2,199
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued 424, 1,106, and 1,106 shares; Outstanding 424, 446, and 449 shares	21	55	55
Additional paid-in capital	—	2,899	2,876
Retained earnings	2,680	14,218	14,000
Accumulated other comprehensive income	154	135	145
Treasury stock at cost (-, 660, and 657 shares)	—	(14,245)	(14,120)
Total stockholders’ equity	2,855	3,062	2,956
Total liabilities and stockholders’ equity	$7,819	$7,849	$7,786
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$3,972	$3,976	$11,727	$11,573
Cost of goods sold and occupancy expenses	2,376	2,387	7,096	6,873
Gross profit	1,596	1,589	4,631	4,700
Operating expenses	1,042	1,013	3,067	3,073
Operating income	554	576	1,564	1,627
Interest expense	19	21	55	41
Interest income	(1)	(1)	(2)	(3)
Income before income taxes	536	556	1,511	1,589
Income taxes	185	219	568	616
Net income	$351	$337	$943	$973
Weighted-average number of shares - basic	432	463	439	465
Weighted-average number of shares - diluted	437	468	444	471
Earnings per share - basic	$0.81	$0.73	$2.15	$2.09
Earnings per share - diluted	$0.80	$0.72	$2.12	$2.07
Cash dividends declared and paid per share	$0.22	$0.20	$0.66	$0.50
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income	$351	$337	$943	$973
Other comprehensive income (loss), net of tax:
Foreign currency translation	(22)	9	(13)	(32)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $27, $(5), $24, and $17	59	(7)	51	27
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(6), $(7), $(11), and $(19)	(12)	(13)	(19)	(31)
Other comprehensive income (loss), net of tax	25	(11)	19	(36)
Comprehensive income	$376	$326	$962	$937
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$943	$973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	398
Amortization of lease incentives	(47)	(49)
Share-based compensation	76	86
Tax benefit from exercise of stock options and vesting of stock units	34	54
Excess tax benefit from exercise of stock options and vesting of stock units	(35)	(55)
Non-cash and other items	(52)	(37)
Deferred income taxes	(29)	27
Changes in operating assets and liabilities:
Merchandise inventory	(644)	(723)
Other current assets and other long-term assets	174	(50)
Accounts payable	244	370
Accrued expenses and other current liabilities	(99)	(41)
Income taxes payable, net of prepaid and other tax-related items	(8)	(6)
Lease incentives and other long-term liabilities	145	6
Net cash provided by operating activities	1,114	953
Cash flows from investing activities:
Purchases of property and equipment	(508)	(487)
Proceeds from sale of property and equipment	121	—
Maturities of short-term investments	—	50
Other	(1)	(2)
Net cash used for investing activities	(388)	(439)
Cash flows from financing activities:
Issuances under share-based compensation plans, net	25	90
Repurchases of common stock	(1,046)	(875)
Excess tax benefit from exercise of stock options and vesting of stock units	35	55
Cash dividends paid	(290)	(232)
Other	—	(1)
Net cash used for financing activities	(1,276)	(963)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(6)	(15)
Net decrease in cash and cash equivalents	(556)	(464)
Cash and cash equivalents at beginning of period	1,510	1,460
Cash and cash equivalents at end of period	$954	$996
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$93	$87
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$77	$76
Cash paid for income taxes during the period, net of refunds	$570	$587
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of November 1, 2014 and November 2, 2013, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2014 and November 2, 2013 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of November 1, 2014 and November 2, 2013 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2014 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended November 1, 2014 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 31, 2015.

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

Note 3. Goodwill and Other Intangible Assets
Goodwill and intangible assets consist of the following and are included in other long-term assets in the Condensed Consolidated Balance Sheets:

($ in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Goodwill	$180	$180	$177
Trade names	$92	$92	$92
Other indefinite-lived intangible assets	$6	$6	$6
Intangible assets subject to amortization	$18	$18	$18
Less: Accumulated amortization	(17)	(17)	(17)
Intangible assets subject to amortization, net	$1	$1	$1
Goodwill
During the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, there were no changes to the $99 million carrying amount of goodwill related to Athleta.
The carrying amount of goodwill related to Intermix decreased by $7 million to $78 million during the thirty-nine weeks ended November 2, 2013 and was further adjusted to $81 million as of February 1, 2014. These changes were due to an adjustment of the initial fair values, which were preliminary and subject to adjustments as of December 31, 2012, the date of acquisition. As of February 1, 2014, the purchase price allocation for Intermix was complete. During the thirteen and thirty-nine weeks ended November 1, 2014, there were no changes to the $81 million carrying amount of goodwill related to Intermix.

Other Intangible Assets
Trade names consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of November 1, 2014, February 1, 2014, and November 2, 2013.

The intangible assets subject to amortization consist of customer relationships and non-compete agreements related to Athleta and Intermix of $15 million and $3 million, respectively. Athleta's intangible assets subject to amortization were fully amortized by the end of fiscal 2012. Intermix's non-compete agreements were fully amortized by the end of fiscal 2013 and its customer relationships are being amortized over a period of four years.
There was no material amortization expense for intangible assets subject to amortization recorded in operating expenses in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013.

Note 4. Debt and Credit Facilities

($ in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Notes	$1,247	$1,247	$1,247
Japan Term Loan	133	147	—
Total long-term debt	1,380	1,394	1,247
Less: Current portion	(22)	(25)	—
Total long-term debt, less current portion	$1,358	$1,369	$1,247
As of November 1, 2014, February 1, 2014, and November 2, 2013, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.41 billion, $1.39 billion, and $1.38 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of November 1, 2014 and February 1, 2014, the carrying amount of our 15 billion Japanese yen ($133 million as of November 1, 2014), four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($22 million as of November 1, 2014) are payable on January 15 of each year, commencing on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($67 million as of November 1, 2014) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2018. There were no borrowings and no material outstanding standby letters of credit under the Facility as of November 1, 2014.
We maintain multiple agreements to make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). They are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $51 million as of November 1, 2014. As of November 1, 2014, there were no borrowings under the Foreign Facilities. There were $10 million in bank guarantees primarily related to store leases under the Foreign Facilities as of November 1, 2014.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of November 1, 2014, we had $23 million in standby letters of credit issued under this agreement. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which is set to expire in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of November 1, 2014.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended November 1, 2014 or November 2, 2013. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended November 1, 2014 or November 2, 2013.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	November 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$241	$29	$212	$—
Derivative financial instruments	98	—	98	—
Deferred compensation plan assets	40	40	—	—
Total	$379	$69	$310	$—
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519	$196	$323	$—
Derivative financial instruments	64	—	64	—
Deferred compensation plan assets	37	37	—	—
Total	$620	$233	$387	$—
Liabilities:
Derivative financial instruments	$15	$—	$15	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	November 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$307	$126	$181	$—
Derivative financial instruments	47	—	47	—
Deferred compensation plan assets	37	37	—	—
Total	$391	$163	$228	$—
Liabilities:
Derivative financial instruments	$11	$—	$11	$—
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen and thirty-nine weeks ended November 1, 2014 or November 2, 2013.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended November 1, 2014 or November 2, 2013 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended November 1, 2014 or November 2, 2013 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	November 1, 2014		February 1, 2014		November 2, 2013
U.S. dollars (1)		$1,615		$1,309		$1,468
Canadian dollars	C$	14	C$	8	C$	8
Euro		€1		€25		€25
Japanese yen		¥—		¥—		¥30,000
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of November 1, 2014, February 1, 2014, or November 2, 2013.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	November 1, 2014	February 1, 2014	November 2, 2013
Derivatives designated as cash flow hedges:
Other current assets	$59	$48	$27
Other long-term assets	$23	$6	$7
Accrued expenses and other current liabilities	$1	$13	$8
Lease incentives and other long-term liabilities	$—	$1	$2

Derivatives designated as net investment hedges:
Other current assets	$—	$1	$4
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$16	$9	$9
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$1	$1	$1
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$98	$64	$47
Total derivatives in a liability position	$2	$15	$11
Substantially all of the unrealized gains and losses from designated cash flow hedges as of November 1, 2014 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of November 1, 2014 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $2 million, $1 million, and $2 million as of November 1, 2014, February 1, 2014, and November 2, 2013, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $96 million, $63 million, and $45 million and the net amounts of the derivative financial instruments in a liability position would be zero, $14 million, and $9 million as of November 1, 2014, February 1, 2014, and November 2, 2013, respectively.
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

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$86	$(12)	$75	$44
Gain reclassified into cost of goods sold and occupancy expenses	$16	$17	$26	$43
Gain reclassified into operating expenses	$2	$3	$4	$7

Derivatives in net investment hedging relationships:
Gain recognized in other comprehensive income	$2	$3	$2	$2
For the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gain (loss) recognized in operating expenses	$8	$(2)	$6	$1

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Number of shares repurchased	11.4	20.4	26.0	22.7
Total cost	$433	$790	$1,016	$875
Average per share cost including commissions	$37.95	$38.77	$39.15	$38.49

Between January 2013 and November 2013, we announced that the Board of Directors authorized a total of $2.0 billion for share repurchases, all of which was completed by the end of October 2014. In October 2014, we announced that the Board of Directors approved a new $500 million share repurchase authorization, of which $450 million was remaining as of November 1, 2014.
All of the share repurchases were paid for as of November 1, 2014 and November 2, 2013. All except $30 million of total share repurchases were paid for as of February 1, 2014.
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

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock units	$18	$21	$64	$72
Stock options	3	3	8	10
Employee stock purchase plan	2	2	4	4
Share-based compensation expense	23	26	76	86
Less: Income tax benefit	(8)	(10)	(29)	(33)
Share-based compensation expense, net of tax	$15	$16	$47	$53

Note 9. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
13 Weeks Ended May 3, 2014:
Foreign currency translation	11	—	11
Change in fair value of derivative financial instruments	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Other comprehensive income (loss), net	11	(16)	(5)
Balance at May 3, 2014	118	12	130
13 Weeks Ended August 2, 2014:
Foreign currency translation	(2)	—	(2)
Change in fair value of derivative financial instruments	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Other comprehensive income (loss), net	(2)	1	(1)
Balance at August 2, 2014	116	13	129
13 Weeks Ended November 1, 2014:
Foreign currency translation	(22)	—	(22)
Change in fair value of derivative financial instruments	—	59	59
Amounts reclassified from accumulated other comprehensive income	—	(12)	(12)
Other comprehensive income (loss), net	(22)	47	25
Balance at November 1, 2014	$94	$60	$154

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
13 Weeks Ended May 4, 2013:
Foreign currency translation	(28)	—	(28)
Change in fair value of derivative financial instruments	—	22	22
Amounts reclassified from accumulated other comprehensive income	—	(8)	(8)
Other comprehensive income (loss), net	(28)	14	(14)
Balance at May 4, 2013	130	37	167
13 Weeks Ended August 3, 2013:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	12	12
Amounts reclassified from accumulated other comprehensive income	—	(10)	(10)
Other comprehensive income (loss), net	(13)	2	(11)
Balance at August 3, 2013	117	39	156
13 Weeks Ended November 2, 2013:
Foreign currency translation	9	—	9
Change in fair value of derivative financial instruments	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Other comprehensive income (loss), net	9	(20)	(11)
Balance at November 2, 2013	$126	$19	$145
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
The Company has discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of November 1, 2014, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of approximately $18 million, primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
In connection with a review of the Company’s cash position and anticipated cash needs for business operations, the Company made a non-recurring distribution of earnings from certain of its foreign subsidiaries during the thirteen weeks ended November 1, 2014. This distribution resulted in a net tax benefit of approximately $34 million because the estimated foreign tax credits associated with the distribution were greater than the estimated tax due on the distribution of the foreign earnings.
During the thirty-nine weeks ended November 2, 2013, we recognized an interest expense reversal of $18 million as a result of the favorable resolution of tax matters.

Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted-average number of shares - basic	432	463	439	465
Common stock equivalents	5	5	5	6
Weighted-average number of shares - diluted	437	468	444	471
The above computations of weighted-average number of shares – diluted exclude 2 million and 1 million shares related to stock options and other stock awards for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively, and 1 million shares related to stock options and other stock awards for each of the thirty-nine weeks ended November 1, 2014 and November 2, 2013, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of November 1, 2014, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of November 1, 2014, February 1, 2014, and November 2, 2013, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of November 1, 2014, February 1, 2014, and November 2, 2013 was not material for any individual Action or in total. Subsequent to November 1, 2014 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.

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

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended November 1, 2014
U.S. (1)	$907	$1,390	$581	$152	$3,030	76%
Canada	105	129	63	1	298	8
Europe	198	—	22	—	220	6
Asia	296	39	33	—	368	9
Other regions	49	—	7	—	56	1
Total	$1,555	$1,558	$706	$153	$3,972	100%
Sales growth (decline)	(3)%	3%	1%	(2)%	—%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended November 2, 2013
U.S. (1)	$960	$1,371	$572	$155	$3,058	77%
Canada	111	126	60	1	298	7
Europe	199	—	21	—	220	6
Asia	282	20	37	—	339	8
Other regions	53	—	8	—	61	2
Total	$1,605	$1,517	$698	$156	$3,976	100%
Sales growth	3%	—%	—%	75%	3%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
39 Weeks Ended November 1, 2014
U.S. (1)	$2,585	$4,202	$1,705	$519	$9,011	77%
Canada	280	357	174	3	814	7
Europe	605	—	71	—	676	6
Asia	856	102	107	—	1,065	9
Other regions	139	—	22	—	161	1
Total	$4,465	$4,661	$2,079	$522	$11,727	100%
Sales growth (decline)	(2)%	3%	2%	10%	1%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
39 Weeks Ended November 2, 2013
U.S. (1)	$2,750	$4,121	$1,682	$472	$9,025	78%
Canada	293	346	167	3	809	7
Europe	567	—	61	—	628	5
Asia	802	49	112	—	963	9
Other regions	128	—	20	—	148	1
Total	$4,540	$4,516	$2,042	$475	$11,573	100%
Sales growth	4%	5%	2%	71%	6%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime, Athleta, and Intermix.
Online and franchise sales are reflected within the respective results of each brand and region in the net sales above.
Total online sales were $621 million and $589 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. Total online sales were $1.7 billion and $1.6 billion for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

Total franchise sales were $101 million and $105 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively. Total franchise sales were $291 million and $267 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.
Net sales by region are recorded based on the location in which the sale was originated. Store sales are recorded based on the location of the store, and online sales are recorded based on the location of the distribution center or store from where the products were shipped.

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

OVERVIEW
Financial highlights for the third quarter of fiscal 2014 are as follows:

•
Net sales were flat at $4.0 billion for each of the third quarter of fiscal 2014 and 2013. Excluding the impact of foreign exchange, our net sales increased 1 percent for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. See Net Sales discussion for impact of foreign exchange.

•
Comparable sales for the third quarter of fiscal 2014, which include the associated comparable online sales, decreased 2 percent compared with a 1 percent increase for the third quarter of fiscal 2013.

•
Gross profit was $1.6 billion for each of the third quarter of fiscal 2014 and 2013. Gross margin for the third quarter of fiscal 2014 was 40.2 percent compared with 40.0 percent for third quarter of fiscal 2013.

•	Operating margin for the third quarter of fiscal 2014 was 13.9 percent compared with 14.5 percent for the third quarter of fiscal 2013.

•
Net income for the third quarter of fiscal 2014 was $351 million compared with $337 million for the third quarter of fiscal 2013, and diluted earnings per share was $0.80 for the third quarter of fiscal 2014 compared with $0.72 for the third quarter of fiscal 2013.

•
During the first three quarters of fiscal 2014, we generated free cash flow of $606 million compared with free cash flow of $466 million during the first three quarters of fiscal 2013. Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see Liquidity and Capital Resources section.

Our full year business and financial priorities for fiscal 2014 remain as follows:

•	grow sales with healthy merchandise margins;

•	manage our expenses in a disciplined manner;

•	deliver earnings per share growth; and

•	return excess cash to shareholders.
In addition to increasing sales within our existing business, our goal is to grow revenues through our newer brands, channels, and geographies, including the following:

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
See Item 1, Financial Statements, Note 13 of Notes to Condensed Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
The percentage change in comparable ("Comp") sales by global brand and for total Company, including the associated comparable online sales, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gap Global	(5)%	1%	(5)%	3%
Old Navy Global	1%	—%	2%	3%
Banana Republic Global	—%	(1)%	—%	(1)%
The Gap, Inc.	(2)%	1%	(1)%	3%
Comparable online sales favorably impacted total Company Comp sales by 2 percent and 4 percent in the third quarter of fiscal 2014 and 2013, respectively. Comparable online sales favorably impacted total Company Comp sales by 2 percent and 3 percent in the first three quarters of fiscal 2014 and 2013, respectively.
Only Company-operated stores are included in the calculations of Comp sales. Gap and Banana Republic outlet and factory store Comp sales are reflected within the respective results of each global brand. The calculation of total Company Comp sales includes the results of Athleta stores and online, Intermix stores and online, and the Piperlime store, but excludes the results of our franchise business and Piperlime online.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales per average square foot (1)	$86	$89	260	$264
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2014	39 Weeks Ended November 1, 2014		November 1, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	32	23	977	10.2
Gap Asia	228	24	3	249	2.5
Gap Europe	193	—	4	189	1.6
Old Navy North America	1,004	27	16	1,015	17.3
Old Navy Asia	18	18	—	36	0.5
Banana Republic North America	596	25	11	610	5.1
Banana Republic Asia	43	4	2	45	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	28	1	92	0.4
Piperlime North America	1	—	—	1	—
Intermix North America	37	4	—	41	0.1
Company-operated stores total	3,164	162	60	3,266	38.0
Franchise	375	51	12	414	N/A
Total	3,539	213	72	3,680	38.0
Increase over prior year				4.7%	2.2%

	February 2, 2013	39 Weeks Ended November 2, 2013		November 2, 2013
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	26	38	978	10.2
Gap Asia	191	31	2	220	2.2
Gap Europe	198	3	7	194	1.7
Old Navy North America	1,010	19	22	1,007	17.3
Old Navy Asia	1	13	—	14	0.2
Banana Republic North America	590	12	6	596	5.0
Banana Republic Asia	38	6	1	43	0.2
Banana Republic Europe	10	1	—	11	0.1
Athleta North America	35	26	—	61	0.2
Piperlime North America	1	—	—	1	—
Intermix North America	31	5	1	35	0.1
Company-operated stores total	3,095	142	77	3,160	37.2
Franchise	312	46	3	355	N/A
Total	3,407	188	80	3,515	37.2
Increase over prior year				5.3%	0.8%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.
In fiscal 2014, we expect net openings of about 115 Company-operated store locations. We expect square footage for Company-operated stores to increase about 2.5 percent at the end of fiscal 2014. We expect our franchisees to open about 65 franchise stores in fiscal 2014.

Net Sales
Our net sales for the third quarter of fiscal 2014 decreased $4 million compared with the third quarter of fiscal 2013 primarily due to a decrease in net sales at Gap and the unfavorable impact of foreign exchange of $31 million; offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar and Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2013 were translated at exchange rates applicable during the third quarter of fiscal 2014. On this basis, our net sales for the third quarter of fiscal 2014 increased 1 percent compared with the third quarter of fiscal 2013. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Our net sales during the first three quarters of fiscal 2014 increased $154 million, or 1 percent, compared with the first three quarters of fiscal 2013 primarily due to an increase in net sales at Old Navy and Athleta; partially offset by a decrease in net sales at Gap and the unfavorable impact of foreign exchange of $52 million. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar and Japanese yen against the U.S. dollar; partially offset by the favorable impact of the weakening of the U.S. dollar against the British pound. The foreign exchange impact is the translation impact if net sales during the first three quarters of fiscal 2013 were translated at exchange rates applicable during the first three quarters of fiscal 2014. On this basis, our net sales for the first three quarters of fiscal 2014 increased 2 percent compared with the first three quarters of fiscal 2013. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Cost of goods sold and occupancy expenses	$2,376	$2,387	$7,096	$6,873
Gross profit	$1,596	$1,589	$4,631	$4,700
Cost of goods sold and occupancy expenses as a percentage of net sales	59.8%	60.0%	60.5%	59.4%
Gross margin	40.2%	40.0%	39.5%	40.6%
Cost of goods sold and occupancy expenses as a percentage of net sales decreased 0.2 percent in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013.

•
Cost of goods sold decreased 0.9 percent as a percentage of net sales in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, primarily driven by the reclassification of a portion of income related to our credit card program from operating expenses to cost of goods sold.

•
Occupancy expenses increased 0.7 percent as a percentage of net sales in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, primarily driven by the decrease in Comp store sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses as a percentage of net sales increased 1.1 percent during the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013.

•
Cost of goods sold increased 0.7 percent as a percentage of net sales during the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, primarily driven by increased promotional activities; partially offset by the reclassification of a portion of income related to our credit card program from operating expenses to cost of goods sold.

•
Occupancy expenses increased 0.4 percent as a percentage of net sales during the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, primarily driven by the decrease in Comp store sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Operating expenses	$1,042	$1,013	$3,067	$3,073
Operating expenses as a percentage of net sales	26.2%	25.5%	26.2%	26.6%
Operating margin	13.9%	14.5%	13.3%	14.1%
Operating expenses increased $29 million, or 0.7 percent as a percentage of net sales, in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. The increase in operating expenses was primarily due to the reclassification of a portion of income related to our credit card program from operating expenses to cost of goods sold and an increase in marketing expenses; partially offset by lower bonus expense.
Operating expenses decreased $6 million, or 0.4 percent as a percentage of net sales, during the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013. The decrease in operating expenses was primarily due to the gain on sale of a building owned but no longer occupied by the Company and lower bonus expense; partially offset by the reclassification of a portion of income related to our credit card program from operating expenses to cost of goods sold.
For fiscal 2014, we expect operating margin to be about 12.5 percent.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Interest expense	$19	$21	$55	$41
Interest expense for the third quarter of fiscal 2014 and 2013 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.
Interest expense during the first three quarters of fiscal 2014 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes. Interest expense during the first three quarters of fiscal 2013 includes $59 million of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes, partially offset by a reversal of $18 million of interest expense resulting from the favorable resolution of tax matters in the first quarter of fiscal 2013.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Income taxes	$185	$219	$568	$616
Effective tax rate	34.5%	39.4%	37.6%	38.8%
The decrease in the effective tax rate for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily due to the recognition of foreign tax credits upon a distribution of certain foreign earnings that occurred during the third quarter of fiscal 2014. In connection with a review of the Company’s cash position and anticipated cash needs for business operations, the Company made a non-recurring distribution of earnings from certain of its foreign subsidiaries. This distribution resulted in a net tax benefit of approximately $34 million because the estimated foreign tax credits associated with the distribution were greater than the estimated tax due on the distribution of the foreign earnings.
The decrease in the effective tax rate during the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 was primarily due to the recognition of foreign tax credits upon a distribution of certain foreign earnings made during the third quarter of fiscal 2014. The decrease was partially offset by an increase related to the favorable impact from the resolution of certain tax matters in the first quarter of fiscal 2013 and the expiration of tax laws in fiscal 2014 that had previously provided a favorable tax impact.
We currently expect the fiscal 2014 effective tax rate to be about 38.0 percent. The actual rate will ultimately depend on several variables, including the mix of income between domestic and international operations, the overall level of income, the potential resolution of outstanding tax matters, and changes in tax laws and rates.
For fiscal 2014, we expect diluted earnings per share to be in the range of $2.73 to $2.78.

LIQUIDITY AND CAPITAL RESOURCES
As of November 1, 2014, cash and cash equivalents were $1.0 billion. As of November 1, 2014, about half of our cash and cash equivalents were held in the U.S. and was generally accessible without any limitations. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary cash outflows from operating activities are merchandise inventory purchases, occupancy costs, personnel-related expenses, and payment of taxes. Net cash provided by operating activities during the first three quarters of fiscal 2014 increased $161 million compared with the first three quarters of fiscal 2013, primarily due to the following:

•	an increase of $224 million related to other current assets and other long-term assets primarily due to the change in timing of payments received for receivables related to our credit card program;

•
an increase of $139 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in the first three quarters of fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company; partially offset by

•	a decrease of $126 million related to accounts payable primarily due to timing of payments; and

•
a decrease of $58 million related to accrued expenses and other current liabilities primarily due to timing of payments and a lower bonus accrual as of November 1, 2014 compared with the bonus accrual as of November 2, 2013.

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
For fiscal 2014, we expect depreciation and amortization expense, net of amortization of lease incentives, to be about $500 million.

Cash Flows from Investing Activities
Our cash outflows from investing activities are primarily for capital expenditures, while cash inflows are primarily proceeds from the sale of property and equipment and maturities of investments. Net cash used for investing activities during the first three quarters of fiscal 2014 decreased $51 million compared with the first three quarters of fiscal 2013, primarily due to the following:

•	$121 million of proceeds from the sale of a building owned but no longer occupied by the Company in the first three quarters of fiscal 2014; partially offset by

•	$50 million less maturities of short-term investments; and

•	$21 million more property and equipment purchases.
For fiscal 2014, we expect cash spending for purchases of property and equipment to be about $700 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities consist primarily of repurchases of our common stock and dividend payments. Net cash used for financing activities during the first three quarters of fiscal 2014 increased $313 million compared with the first three quarters of fiscal 2013, primarily due to the following:

•	$171 million more repurchases of common stock;

•	$65 million less net proceeds from issuances under share-based compensation plans; and

•	$58 million more cash dividends paid.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	November 1, 2014	November 2, 2013
Net cash provided by operating activities	$1,114	$953
Less: Purchases of property and equipment	(508)	(487)
Free cash flow	$606	$466

Long-Term Debt
Long-term debt as of November 1, 2014 consists of our $1.25 billion aggregate principal amount of 5.95 percent Notes due April 2021 and our 15 billion Japanese yen ($133 million as of November 1, 2014) Japan Term Loan due January 2018.

Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility, which expires in May 2018. There were no borrowings and no material outstanding standby letters of credit under the Facility as of November 1, 2014.

We maintain multiple agreements to make unsecured revolving credit facilities available for our operations in certain foreign locations. They are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $51 million as of November 1, 2014. As of November 1, 2014, there were no borrowings under the Foreign Facilities. There were $10 million in bank guarantees primarily related to store leases under the Foreign Facilities as of November 1, 2014.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of November 1, 2014, we had $23 million in standby letters of credit issued under the agreement.
We also have a $50 million, two-year, unsecured committed letter of credit agreement, which is set to expire in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of November 1, 2014.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.66 per share and $0.50 per share during the first three quarters of fiscal 2014 and fiscal 2013, respectively. Including the dividends paid during the first three quarters of fiscal 2014, we intend to pay an annual dividend of $0.88 per share for fiscal 2014, which is an increase of 10 percent compared with the annual dividend of $0.80 per share as of fiscal year end 2013.

Share Repurchases
Between January 2013 and November 2013, we announced that the Board of Directors authorized a total of $2.0 billion for share repurchases, all of which was completed by the end of October 2014. In October 2014, we announced that the Board of Directors approved a new $500 million share repurchase authorization, of which $450 million was remaining as of November 1, 2014.
During the first three quarters of fiscal 2014, we repurchased and retired approximately 26.0 million shares for $1.0 billion, including commissions, at an average price per share of $39.15.

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
Our market risk profile as of November 1, 2014 has not significantly changed since February 1, 2014. Our market risk profile as of February 1, 2014 is disclosed in our Annual Report on Form 10-K. See Item 1, Financial Statements, Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended November 1, 2014 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (August 3 - August 30)	886,580	$42.29	886,580	$345 million
Month #2 (August 31 - October 4)	1,500,160	$42.84	1,500,160	$281 million
Month #3 (October 5 - November 1)	9,009,852	$36.71	9,009,852	$450 million
Total	11,396,592	$37.95	11,396,592
__________

(1)
On November 21, 2013, we announced that the Board of Directors approved a $1 billion share repurchase authorization. This authorization was fully utilized by the end of October 2014. On October 16, 2014, we announced that the Board of Directors approved a new $500 million share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

10.1	Letter Agreement dated October 3, 2014 by and between Art Peck and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on October 8, 2014
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

__________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	December 8, 2014	By	/s/ Glenn K. Murphy
Glenn K. Murphy
Chairman and Chief Executive Officer

Date:	December 8, 2014	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Letter Agreement dated October 3, 2014 by and between Art Peck and The Gap, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K on October 8, 2014
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)
32.1*	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

_____________________________

*	Filed herewith.