Form 10-K
period 2015-01-31
GAP INC
filed 2015-03-23
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 1, 2014 was approximately $11.5 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 17, 2015 was 418,771,239.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2015 (hereinafter referred to as the “2015 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	international expansion, including new Gap and Old Navy stores in Asia, additional international outlet stores, increased international online sales, and franchise expansion;

•	opening additional Athleta stores;

•	Intermix opportunities;

•	Piperlime closure;

•	product acceptance and consistency improvements, in particular at Gap brand;

•	investment in digital capabilities and further enhancement of our shopping capabilities;

•	attracting, retaining, and training talent;

•	impact of foreign exchange rate fluctuations on financial results;

•	impact of West Coast port work slowdowns and stoppages on financial results;

•	our ability to supplement near-term liquidity, if necessary, with our revolving credit facility;

•	target cash balance and ability to provide for our working capital needs and for unexpected business downturns;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	returning excess cash to shareholders;

•	the number of new store openings and store closings in fiscal 2015;

•	net square footage change in fiscal 2015;

•	the number of new franchise stores in fiscal 2015;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	cash spending for purchases of property and equipment in fiscal 2015;

•	our intent to increase our dividend in fiscal 2015;

•	the impact of accounting pronouncements;

•	the estimates and assumptions we use in our accounting policies;

•	the assumptions used to estimate the grant date fair value of stock options;

•	our intention to utilize undistributed earnings of our foreign subsidiaries;

•	total gross unrecognized tax benefits;

•	expected payments to International Business Machines Corporation (“IBM”); and

•	the impact of losses due to indemnification obligations.
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

•
the risks to our efforts to expand internationally, including our ability to operate under a global brand structure, foreign exchange fluctuations, and operating in regions where we have less experience;

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

•	the risk that the failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations;

•	the risk that our investments in omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results or our business initiatives;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 23, 2015, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2014 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.
Gap Inc. is a leading global apparel retail company. We offer apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Piperlime, Athleta, and Intermix brands. Our portfolio of distinct brands across multiple channels and geographies gives us a competitive advantage in the global retail marketplace. In January 2015, we announced our decision to close the Piperlime brand. We expect to close the online platform and the store in New York by the end of the first half of fiscal 2015.
Gap Inc. has Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and as of March 2014, Taiwan. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Piperlime and Intermix brands.
In addition to operating in the specialty, outlet, online, and franchise channels, Gap Inc. is a leader among apparel retailers in using omni-channel capabilities to bridge the digital world and physical stores, creating world-class shopping experiences regardless of where customers shop. The Company’s omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, are tailored uniquely across its portfolio of brands.
Gap.  Gap is one of the world's most iconic apparel and accessories brands anchored in American casual style. Founded in San Francisco in 1969, our collections continue to build the foundation of modern wardrobes - all things denim, classic white shirts, and khakis along with must-have trends.
Gap includes apparel and accessories for men and women, GapKids, babyGap, GapMaternity, GapBody, and GapFit collections. Beginning in 1987 with the opening of our first store outside North America in London, Gap continues to connect with customers around the world through specialty stores, online, and franchise stores. Gap also offers a suite of omni-channel services to its customers in the United States. In addition, we bring the brand to our value-conscious customers, with exclusively designed collections for Gap Outlet and Gap Factory Stores.
Banana Republic.  Banana Republic is a global apparel and accessories lifestyle brand that delivers modern, covetable style for both men and women. Acquired with two stores in 1983 as a travel and adventure outfitter, Banana Republic has evolved to keep that unique spirit alive while outfitting men and women on the modern day journey of life.
The brand's collections include apparel, handbags, shoes, jewelry, personal care products, and eyewear for men and women at accessible prices. Today, customers can purchase Banana Republic products globally in our specialty and outlet stores, online, and in franchise stores. Banana Republic also offers a suite of omni-channel services to its customers in the United States.

Old Navy.  Old Navy opened its first store in 1994, making current American essentials accessible to every family. The brand brings a fun, energizing shopping environment to its customers, offering on-trend clothing and accessories for adults and children at great prices. In 2012, Old Navy opened its first store outside North America in Odaiba, Japan and, since then, has continued to expand its global presence with its first Company-operated stores in China and franchise-operated stores in the Philippines in 2014. Customers can purchase Old Navy products globally in stores, online, and in franchise stores. Old Navy also offers a suite of omni-channel services to its customers in the United States.
Piperlime.  Launched in 2006, Piperlime offers a mix of private label and branded apparel and accessories, as well as leading brands in shoes and handbags. In January 2015, the Company announced that it would close its Piperlime brand and focus on its portfolio of five other brands. By the end of the first half of fiscal 2015, the Company expects to discontinue its Piperlime brand, including the Piperlime e-commerce and social sites and the brand’s one store in New York City.
Athleta.  Acquired in September 2008, Athleta is Gap Inc.’s premier fitness and lifestyle brand in the rapidly growing women's active apparel market. Athleta creates versatile and fashionable performance and lifestyle apparel for the fitness-minded woman who lives life on the go. Athleta offers apparel and gear for a range of activities from yoga to strength training and running, as well as seasonal sports, including skiing and tennis. Customers can purchase Athleta products online, in stores, and through its catalogs and seamlessly shop through its suite of omni-channel services in the United States.
Intermix. Acquired in December 2012, Intermix curates must-have styles from the most coveted emerging and established designers. Known for styling on-trend pieces in unexpected ways, Intermix delivers a unique point of view and an individualized approach to shopping and personal style. Customers can shop in stores in the United States and Canada, and online.
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
We ended fiscal 2014 with 3,709 Company-operated and franchise store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from over 1,000 vendors. Our vendors have factories in about 40 countries. No vendor accounted for more than 5 percent of the dollar amount of our total fiscal 2014 purchases. Of our merchandise purchased during fiscal 2014, approximately 98 percent of purchases, by dollar value, were from factories outside the United States, while the remaining 2 percent of all purchases were from domestic factories. Approximately 27 percent of our purchases, by dollar value, were from factories in China. Product cost increases or events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Piperlime and Intermix, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Piperlime and Intermix, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our business and enhance the customer experience through significant investments in marketing and our omni-channel capabilities, enhancement of our online shopping sites, international expansion, remodeling of existing stores, and investments in our supply chain.

Trademarks and Service Marks
Gap, GapKids, babyGap, GapMaternity, GapBody, GapFit, Banana Republic, Old Navy, Piperlime, Athleta, and Intermix trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising
We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Our efforts to expand internationally may not be successful” and “Risk Factors—Our franchise business is subject to certain risks not directly within our control that could impair the value of our brands” in Item 1A of this Form 10-K.

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

Employees
As of January 31, 2015, we had a workforce of approximately 141,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak end-of-year holiday period.
To remain competitive in the apparel retail industry, we must attract, develop, and retain skilled employees in our design, merchandising, marketing, and other functions. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—The failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations” in Item 1A of this Form 10-K.

Available Information
We make available on our website, www.gapinc.com, under “Investors, Financial Information, SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.
Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Sustainability Committees) and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” Our Code of Business Conduct can be found on our website under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the code will also be available on the website.

Executive Officers of the Registrant
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Arthur Peck, 59, Director and Chief Executive Officer since February 2015; President, Growth, Innovation, and Digital division from November 2012 to January 2015; President, Gap North America from February 2011 to November 2012; Executive Vice President of Strategy and Operations from May 2005 to February 2011; President, Gap Inc. Outlet from October 2008 to February 2011; Acting President, Gap Inc. Outlet from February 2008 to October 2008; Senior Vice President of The Boston Consulting Group, a business consulting firm, from 1982 to 2005.
Michelle Banks, 51, Executive Vice President, Global Sustainability, General Counsel, Corporate Secretary, and Chief Compliance Officer since February 2014; Executive Vice President, General Counsel, Corporate Secretary, and Chief Compliance Officer from March 2011 to February 2014; Senior Vice President and General Counsel from November 2006 to March 2008; Vice President from March 2005 to November 2006.
Solomon Goldfarb, 50, Executive Vice President, Digital and Customer Experience since February 2015; Senior Vice President, Digital Platform Strategy and Product Management from February 2013 to January 2015; Senior Vice President, Enterprise Product Management from March 2012 to February 2013; Vice President, International E-Commerce and Product Management from March 2009 to March 2012; Vice President, Growth, Innovation, and Digital Product Management from March 2006 to March 2009.
John T. (Tom) Keiser, 49, Executive Vice President, Global Product Operations since November 2013; Executive Vice President and Chief Information Officer from January 2010 to November 2013.
Jeff Kirwan, 48, Global President, Gap since December 2014; Executive Vice President and President, Gap China from February 2013 to December 2014; Senior Vice President, Managing Director and Chief Operating Officer, Gap China from May 2011 to February 2013; Senior Vice President, Stores and Operations, Old Navy from August 2008 to May 2011; Senior Vice President and General Manager, Old Navy Canada from March 2008 to August 2008; Vice President and General Manager, Old Navy Canada from April 2007 to March 2008.
Stefan Larsson, 40, Global President, Old Navy since October 2012; Head of Global Sales, H&M Hennes & Mauritz AB, an apparel company, from 2010 to 2012; Head of Global Expansion, H&M Hennes & Mauritz AB from 2009 to 2010; Head of Operations, Global Expansion, H&M Hennes & Mauritz AB from 2007 to 2009; Regional Manager, U.S. West Coast, H&M Hennes & Mauritz AB from 2005 to 2007.
Andi Owen, 49, Global President, Banana Republic since January 2015; Executive Vice President and General Manager, Global Gap Outlet from January 2013 to January 2015; Senior Vice President and General Manager, Gap Outlet / Shared Services from January 2008 to January 2013; Vice President, Merchandising - Outlet from July 2006 to January 2008.
Sabrina Simmons, 51, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.

Sonia Syngal, 45, Executive Vice President, Global Supply Chain and Product Operations since February 2015; Executive Vice President, Global Supply Chain from November 2013 to January 2015; Senior Vice President, Old Navy International from February 2013 to November 2013; Senior Vice President and Managing Director, Europe from May 2011 to February 2013; Senior Vice President and General Manager, International Outlets from January 2010 to May 2011; Vice President of Global Production, Supply Chain - Outlet from July 2006 to January 2010; Vice President, Corporate Sourcing from July 2004 to July 2006.
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
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets or fail to execute trends and deliver product to market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our operating results. For example, during fiscal 2014, product acceptance at Gap brand, in particular, was below expectations, and as a result, our financial results were negatively impacted.

Global economic conditions and the impact on consumer spending patterns could adversely impact our results of operations.
The Company’s performance is subject to global economic conditions and their impact on levels of consumer spending worldwide. Some of the factors that may influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty.
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
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing apparel trends and customer demands;

•	attracting customer traffic both in stores and online;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to customers in several diverse market segments and geographic locations;

•	anticipating and responding to changing customer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying age groups and tastes; and

•	sourcing merchandise efficiently.
If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations would be adversely affected.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.
Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers, as merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. In addition, the nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.
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
Our current strategies include pursuing continued international expansion in a number of countries around the world through a number of channels. We currently plan to open additional Old Navy stores outside of North America, including in Japan and China, open additional Gap stores in China, open additional international outlet stores, and continue to grow online sales internationally. Our franchisees plan to open additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in many of these locations and, as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.
In addition, we are exposed to foreign currency exchange rate risk with respect to our sales, inventory purchases, operating expenses, profits, assets, and liabilities generated or incurred outside the U.S. Although we use instruments to hedge certain foreign currency risks, these measures may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and financial results. For example, in fiscal year 2014, foreign exchange fluctuations, in particular the depreciation of the currencies in Canada and Japan where we have significant retail operations, had a significant impact on our financial results. We expect this impact to continue in fiscal year 2015.

Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.

If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income. In addition, certain countries represent a larger portion of our global sourcing. For example, approximately 27 percent of our merchandise, by dollar value, is purchased from factories in China. Accordingly, any delays in production and added costs in China could have a more significant impact on our results of operations.
Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. For example, the work slowdowns and stoppages at U.S. West Coast ports at the end of fiscal 2014 and beginning of fiscal 2015 created product delivery delays that impacted our ability to effectively manage our inventory and deliver seasonally correct product in a timely manner, which could significantly impact our financial results for fiscal 2015. Manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our gross margins.

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
Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. In addition, we face the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability, resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, and/or other trade disruptions.

Our franchise business is subject to certain risks not directly within our control that could impair the value of our brands.
We enter into franchise agreements with unaffiliated franchisees to operate stores and, in limited circumstances, websites in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as franchisee financial stability and the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, foreign exchange rates, changes in diplomatic and trade relationships, restrictions on the transfer of funds, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

The market for prime real estate is competitive.
Our ability to effectively obtain real estate - to open new stores, distribution centers, and corporate offices nationally and internationally - depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, from time to time, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.
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
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new and changing requirements, and customers have a high expectation that the Company will adequately protect their personal information from cyber-attack or other security breaches. Security breaches and cyber incidents could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

The failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives require that we hire and/or develop employees with appropriate experience. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. At the end of fiscal 2014 and beginning of fiscal 2015, there were several changes made to the members of our senior leadership team, including our Chief Executive Officer, Global President, Gap, and Global President, Banana Republic. The effectiveness of the new leaders in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations.

Our investments in omni-channel shopping initiatives may not deliver the results we anticipate.
One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Examples of our recent omni-channel initiatives include our ship-from-store, reserve-in-store, and order-in-store programs. We continue to explore additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our omni-channel initiatives is not successful, or we do not realize the return on our omni-channel investments that we anticipate, our operating results would be adversely affected.

We experience fluctuations in our comparable sales and margins.
Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales or margins, including apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual, quarterly, and monthly basis. Over the past 12 months, our reported monthly comparable sales have ranged from an increase of 9 percent in April 2014 to a decrease of 7 percent in February 2014. Over the past five years, our reported gross margins have ranged from a high of 40.2 percent in fiscal 2010 to a low of 36.2 percent in fiscal 2011. In addition, over the past five years, our reported operating margins have ranged from a high of 13.4 percent in fiscal 2010 to a low of 9.9 percent in fiscal 2011.

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
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021. As a result, we have additional costs that include interest payable semiannually on the notes. In January 2014, we also entered into a 15 billion Japanese yen ($128 million as of January 31, 2015), four-year term loan due January 2018.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2014 with $1.5 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operating activities decline significantly, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets and higher interest costs on future financings.
For further information on our debt and credit facilities, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 5 and 6 of Notes to Consolidated Financial Statements of this Form 10-K.

Updates or changes to our IT systems may disrupt operations.
We continue to evaluate and implement upgrades and changes to our IT systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our IT initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will be implemented without disruptions to our operations. IT system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as disasters occurring at our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, the operations of our franchisees, or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and as of March 2014, Taiwan. As of January 31, 2015, we had 3,280 Company-operated stores, which aggregated to approximately 38.1 million square feet. Almost all of these stores are leased, with one or more renewal options after our initial term. Economic terms vary by type of location.
We own approximately 937,000 square feet of corporate office space located in San Francisco, San Bruno, and Rocklin, California, of which approximately 193,000 square feet is leased to and occupied by others. We lease approximately 1.0 million square feet of corporate office space located in San Francisco, Rocklin, Petaluma, Pleasanton, and Los Angeles, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. Of the 8.6 million square feet of owned distribution space, approximately 100,000 square feet is leased to others. We lease approximately 1.8 million square feet of distribution space located in Phoenix, Arizona; Grove City and Obetz, Ohio; Erlanger and Hebron, Kentucky; Bolton and Mississauga, Ontario, Canada; and Stafford, England. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; Shanghai and Hong Kong, China; and Edison, New Jersey.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 17, 2015 was 7,264. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2014 and 2013.

	Market Prices				Dividends Declared and Paid
	Fiscal 2014		Fiscal 2013		Fiscal Year
	High	Low	High	Low	2014	2013
1st Quarter	$44.59	$37.00	$39.13	$31.19	$0.22	$0.15
2nd Quarter	$42.37	$38.38	$46.56	$38.28	0.22	0.15
3rd Quarter	$46.85	$35.46	$46.53	$36.13	0.22	0.20
4th Quarter	$43.85	$37.10	$42.45	$36.39	0.22	0.20
					$0.88	$0.70

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 31, 2015, with (i) the cumulative total return of the Dow Jones U.S. Retail Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/30/2010)
Total Return Analysis

	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015
The Gap, Inc.	$100.00	$102.59	$103.57	$183.44	$215.72	$238.34
S&P 500	$100.00	$122.19	$127.34	$148.71	$180.70	$206.41
Dow Jones U.S. Apparel Retailers	$100.00	$124.04	$147.67	$184.91	$210.27	$254.63
Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 31, 2015 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (November 2 - November 29)	1,131,688	$38.24	1,131,688	$407 million
Month #2 (November 30 - January 3)	693,824	$40.08	693,824	$379 million
Month #3 (January 4 - January 31)	1,857,707	$41.40	1,857,707	$302 million
Total	3,683,219	$40.18	3,683,219
__________

(1)
On October 16, 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization. On February 26, 2015, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. These authorizations have no expiration date.

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

	Fiscal Year (number of weeks)
	2014 (52)	2013 (52)	2012 (53)	2011 (52)	2010 (52)
Operating Results ($ in millions)
Net sales	$16,435	$16,148	$15,651	$14,549	$14,664
Gross margin	38.3%	39.0%	39.4%	36.2%	40.2%
Operating margin	12.7%	13.3%	12.4%	9.9%	13.4%
Net income	$1,262	$1,280	$1,135	$833	$1,204
Cash dividends paid	$383	$321	$240	$236	$252
Per Share Data (number of shares in millions)
Basic earnings per share	$2.90	$2.78	$2.35	$1.57	$1.89
Diluted earnings per share	$2.87	$2.74	$2.33	$1.56	$1.88
Weighted-average number of shares—basic	435	461	482	529	636
Weighted-average number of shares—diluted	440	467	488	533	641
Cash dividends declared and paid per share	$0.88	$0.70	$0.50	$0.45	$0.40
Balance Sheet Information ($ in millions)
Merchandise inventory	$1,889	$1,928	$1,758	$1,615	$1,620
Total assets	$7,690	$7,849	$7,470	$7,422	$7,065
Working capital	$2,083	$1,985	$1,788	$2,181	$1,831
Total long-term debt, less current maturities (1)	$1,332	$1,369	$1,246	$1,606	$—
Stockholders’ equity	$2,983	$3,062	$2,894	$2,755	$4,080
Other Data ($ and square footage in millions)
Cash used for purchases of property and equipment	$714	$670	$659	$548	$557
Acquisition of business, net of cash acquired (2)	$—	$—	$129	$—	$—
Percentage increase (decrease) in comparable sales (3)	—%	2%	5%	(4)%	2%
Number of Company-operated store locations open at year-end	3,280	3,164	3,095	3,036	3,068
Number of franchise store locations open at year-end	429	375	312	227	178
Number of store locations open at year-end (4)	3,709	3,539	3,407	3,263	3,246
Square footage of Company-operated store space at year-end	38.1	37.2	36.9	37.2	38.2
Percentage increase (decrease) in square footage of Company-operated store space at year-end	2.4%	0.8%	(0.8)%	(2.6)%	(1.5)%
Number of employees at year-end	141,000	137,000	136,000	132,000	134,000
__________

(1)	In April 2012, we made the first scheduled payment of $40 million related to our $400 million term loan and in August 2012, we repaid the remaining $360 million balance in full.

(2)
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix, a multi-brand specialty retailer of luxury and contemporary apparel and accessories, for an aggregate purchase price of $129 million.

(3)	Includes the associated comparable online sales.

(4)	Includes Company-operated and franchise store locations.

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
We identify our operating segments according to how our business activities are managed and evaluated. As of January 31, 2015, the Company operated under a global brand structure for our major brands, Gap, Old Navy, and Banana Republic. The Growth, Innovation, and Digital ("GID") division managed our newer brands, Piperlime, Athleta, and Intermix. As each of our operating segments (Gap Global, Old Navy Global, Banana Republic Global, and GID) share similar economic and other qualitative characteristics, the results of our operating segments are aggregated into one reportable segment.
In January 2015, we announced our decision to close the Piperlime brand. We expect to close the online platform and the store in New York by the end of the first half of fiscal 2015.
In fiscal 2014, we successfully grew both revenue and earnings per share, while delivering progress against our strategic objectives. We continued to execute on our key initiatives, including global growth and omni-channel innovation. While we are pleased with the performance by Old Navy and encouraged by the improvement at Banana Republic, we remain focused on improving the assortment at Gap brand.
In the face of challenging results at Gap brand, we demonstrated strong expense and inventory discipline across the Company. Additionally, we generated healthy free cash flow of $1.4 billion and cash flow from operating activities of $2.1 billion and continued our commitment to returning excess cash to shareholders, distributing $1.6 billion through dividends and share repurchases. Despite depreciating foreign currencies, which negatively impacted our operating results, our balanced approach of revenue growth combined with disciplined expense management and cash distribution drove earnings per share growth of 5 percent.
Free cash flow is defined as net cash provided by operating activities less purchases of property and equipment. For a reconciliation of free cash flow, a non-GAAP financial measure, from a GAAP financial measure, see the Liquidity and Capital Resources section.
Financial results for fiscal 2014 are as follows:

•
Net sales for fiscal 2014 increased 2 percent to $16.4 billion compared with $16.1 billion for fiscal 2013. Excluding the impact of foreign exchange, our net sales increased 3 percent for fiscal 2014 compared with fiscal 2013. See Net Sales discussion for impact of foreign exchange.

•	Comparable sales for fiscal 2014 were flat compared with a 2 percent increase last year.

•	Gross profit was $6.3 billion for fiscal 2014 and fiscal 2013. Gross margin for fiscal 2014 was 38.3 percent compared with 39.0 percent for fiscal 2013.

•	Operating margin for fiscal 2014 was 12.7 percent compared with 13.3 percent for fiscal 2013. Operating margin is defined as operating income as a percentage of net sales.

•
Net income was $1.3 billion for both fiscal 2014 and fiscal 2013; however, diluted earnings per share increased 5 percent to $2.87 for fiscal 2014 compared with $2.74 for fiscal 2013 due to share repurchase activities.

Fiscal 2014 and 2013 consisted of 52 weeks versus 53 weeks in fiscal 2012. Net sales and operating results for fiscal 2012 reflect the impact of the additional week. In addition, due to the 53rd week in fiscal 2012, comparable ("Comp") sales for fiscal 2013 are compared to the 52-week period ended February 2, 2013.
Our business priorities in 2015 include:

•	offering product that is consistent, brand-appropriate, and on-trend;

•	evolving our customer experience to reflect the intersection of digital and physical;

•	attracting, retaining, and training great talent; and

•	growing globally across our brands and channels.
For fiscal 2015, we expect to continue our investment in digital capabilities and to further enhance our shopping experience for our customers. We also plan to continue our global growth, including opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan. In addition, we also expect to open additional Athleta stores in the United States.
In fiscal 2015, we expect that foreign exchange rate fluctuations will continue to have a meaningful negative impact on our results, particularly in our largest foreign subsidiaries in Canada and Japan. With the continuing depreciation of the Canadian dollar, Japanese yen, and other foreign currencies, we expect net sales translated into U.S. dollars will decrease and negatively impact our total Company net sales growth. In addition, we expect gross margins for our foreign subsidiaries to be negatively impacted as our merchandise purchases are primarily in U.S. dollars. In addition to the impact of the foreign exchange rate fluctuations, we also expect that delayed merchandise receipts at the U.S. West Coast ports will have meaningful negative impact on our fiscal 2015 operating results.

Results of Operations
Net Sales
See Item 8, Financial Statements and Supplementary Data, Note 17 of Notes to Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
The percentage change in Comp sales by global brand and for total Company, as compared with the preceding year, is as follows:

	Fiscal Year
	2014	2013
Gap Global	(5)%	3%
Old Navy Global	5%	2%
Banana Republic Global	—%	(1)%
The Gap, Inc.	—%	2%
The Comp sales calculations include sales from stores and online. Comparable online sales favorably impacted total Company Comp sales by 2 percent and 3 percent in fiscal 2014 and 2013, respectively.
Only Company-operated stores are included in the calculations of Comp sales. The calculation of total Company Comp sales includes the results of Athleta, Intermix, and the Piperlime store, but excludes the results of our franchise business and Piperlime online.
A store is included in the Comp sales calculations when it has been open and operated by Gap Inc. for at least one year and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp sales calculations until the first day they have comparable prior year sales.

A store is considered non-comparable (“Non-comp”) when it has been open and operated by Gap Inc. for less than one year or has changed its selling square footage by 15 percent or more within the past year.
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2014	2013	2012
Net sales per average square foot (1)	$361	$365	$364
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2014	Fiscal 2014		January 31, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	38	46	960	10.0
Gap Asia	228	42	4	266	2.7
Gap Europe	193	2	6	189	1.6
Old Navy North America	1,004	33	24	1,013	17.2
Old Navy Asia	18	25	—	43	0.7
Banana Republic North America	596	29	15	610	5.1
Banana Republic Asia	43	5	4	44	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	37	1	101	0.4
Piperlime North America	1	—	—	1	—
Intermix North America	37	5	—	42	0.1
Company-operated stores total	3,164	216	100	3,280	38.1
Franchise	375	67	13	429	N/A
Total	3,539	283	113	3,709	38.1
Increase over prior year				4.8%	2.4%

	February 2, 2013	Fiscal 2013		February 1, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	990	38	60	968	10.1
Gap Asia	191	40	3	228	2.3
Gap Europe	198	3	8	193	1.7
Old Navy North America	1,010	27	33	1,004	17.2
Old Navy Asia	1	17	—	18	0.2
Banana Republic North America	590	21	15	596	5.0
Banana Republic Asia	38	6	1	43	0.2
Banana Republic Europe	10	1	—	11	0.1
Athleta North America	35	30	—	65	0.3
Piperlime North America	1	—	—	1	—
Intermix North America	31	7	1	37	0.1
Company-operated stores total	3,095	190	121	3,164	37.2
Franchise	312	72	9	375	N/A
Total	3,407	262	130	3,539	37.2
Increase over prior year				3.9%	0.8%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.
In fiscal 2015, we expect net openings of about 115 Company-operated store locations. We expect square footage for Company-operated stores to increase about 2.5 percent for fiscal 2015. We expect our franchisees to open about 35 franchise stores in fiscal 2015.

Net Sales Discussion
Our net sales for fiscal 2014 increased $287 million, or 2 percent, compared with fiscal 2013 primarily due to an increase in net sales at Old Navy and Athleta; partially offset by the unfavorable impact of foreign exchange of about $130 million and a decrease in net sales at Gap. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar and Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for fiscal 2013 were translated at exchange rates applicable during fiscal 2014. On this basis, our net sales for fiscal 2014 increased 3 percent compared with fiscal 2013. We believe this metric enhances the visibility of underlying sales trends by excluding the impact of foreign currency exchange rate fluctuations.
Our net sales for fiscal 2013 increased $497 million, or 3 percent, compared with fiscal 2012 primarily due to an increase in net sales at Gap Global and our newer brands; partially offset by the unfavorable impact of foreign exchange of about $240 million primarily due to the weakening of the Japanese yen and Canadian dollar against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for fiscal 2012 were translated at exchange rates applicable during fiscal 2013. On this basis, our net sales for fiscal 2013 increased 5 percent compared with fiscal 2012. We believe this metric enhances the visibility of underlying sales trends by excluding the impact of foreign currency exchange rate fluctuations. Fiscal 2013 consisted of 52 weeks compared with 53 weeks in fiscal 2012.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2014	2013	2012
Cost of goods sold and occupancy expenses	$10,146	$9,855	$9,480
Gross profit	$6,289	$6,293	$6,171
Cost of goods sold and occupancy expenses as a percentage of net sales	61.7%	61.0%	60.6%
Gross margin	38.3%	39.0%	39.4%
Cost of goods sold and occupancy expenses as a percentage of net sales increased 0.7 percent in fiscal 2014 compared with fiscal 2013.

•
Cost of goods sold increased 0.4 percent as a percentage of net sales in fiscal 2014 compared with fiscal 2013, primarily driven by increased promotional activities and markdowns; partially offset by the reclassification of a portion of income related to our credit card program from operating expenses to cost of goods sold. Cost of goods sold as a percentage of net sales in fiscal 2014 for our foreign subsidiaries was also negatively impacted by foreign exchange as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses increased 0.3 percent as a percentage of net sales in fiscal 2014 compared with fiscal 2013, primarily driven by the incremental cost related to new stores without a corresponding increase in total net sales.

Cost of goods sold and occupancy expenses as a percentage of net sales increased 0.4 percent in fiscal 2013 compared with fiscal 2012.

•	Cost of goods sold increased 0.5 percent as a percentage of net sales in fiscal 2013 compared with fiscal 2012, primarily driven by increased promotional activities.

•	Occupancy expenses decreased 0.1 percent as a percentage of net sales in fiscal 2013 compared with fiscal 2012, primarily driven by the increase in net sales.
In fiscal 2015, we expect that gross margins will continue to be negatively impacted by the continuing depreciation of the Canadian dollar, Japanese yen, and other foreign currencies as our merchandise purchases are primarily in U.S. dollars and also by our continuing expansion of Company-operated stores in international markets, which generally have higher occupancy costs.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2014	2013	2012
Operating expenses	$4,206	$4,144	$4,229
Operating expenses as a percentage of net sales	25.6%	25.7%	27.0%
Operating margin	12.7%	13.3%	12.4%
Operating expenses increased $62 million, or decreased 0.1 percent as a percentage of net sales, in fiscal 2014 compared with fiscal 2013. The increase in operating expenses was primarily due to the reclassification of a portion of income related to our credit card program from operating expenses to cost of goods sold and an increase in store payroll; partially offset by the gain on sale of a building owned but no longer occupied by the Company and lower bonus expense.
Operating expenses decreased $85 million, or 1.3 percent as a percentage of net sales, in fiscal 2013 compared with fiscal 2012. The decrease in operating expenses was primarily due to lower corporate overhead expenses and store payroll, as well as a decrease in marketing expenses.

Interest Expense

($ in millions)	Fiscal Year
	2014	2013	2012
Interest expense	$75	$61	$87
Interest expense for fiscal 2014 includes interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt.
Interest expense for fiscal 2013 includes $75 million of interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt, offset by a net reversal of $14 million of interest expense resulting from the favorable resolution of tax matters in fiscal 2013.
Interest expense for fiscal 2012 primarily consists of interest expense related to our $1.25 billion long-term debt and $400 million term loan, which was repaid in full in August 2012.

Income Taxes

($ in millions)	Fiscal Year
	2014	2013	2012
Income taxes	$751	$813	$726
Effective tax rate	37.3%	38.8%	39.0%
The decrease in the effective tax rate for fiscal 2014 compared with fiscal 2013 was primarily due to the recognition of foreign tax credits upon a $473 million distribution of certain foreign earnings that occurred during the third quarter of fiscal 2014.
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

We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Cash, cash equivalents, and short-term investments	$1,515	$1,510	$1,510
Debt	$1,353	$1,394	$1,246
Working capital	$2,083	$1,985	$1,788
Current ratio	1.93:1	1.81:1	1.76:1
As of January 31, 2015, over half of our cash and cash equivalents were held in the United States and are generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2014 increased $424 million compared with fiscal 2013, primarily due to the following:

•	an increase of $284 million related to other current assets and other long-term assets primarily due to the change in timing of payments received related to our credit card program;

•
an increase of $132 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company, which is being amortized over the term of the contract; and

•	an increase of $184 million related to merchandise inventory primarily due to timing of receipts; partially offset by

•	a decrease of $146 million related to accounts payable primarily due to timing of payments;

•	a decrease of $28 million related to accrued expenses and other current liabilities primarily due to timing of payments; and

•	a decrease of $18 million in net income.
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

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2014 decreased $28 million compared with fiscal 2013, primarily due to the following:

•	$121 million of proceeds from the sale of a building owned but no longer occupied by the Company in fiscal 2014; partially offset by

•	$50 million less maturities of short-term investments in fiscal 2014; and

•	$44 million more property and equipment purchases in fiscal 2014.
Net cash used for investing activities during fiscal 2013 decreased $220 million compared with fiscal 2012, primarily due to the following:

•	$129 million used for the acquisition of Intermix in fiscal 2012; and

•	$50 million of maturities of short-term investments in fiscal 2013 compared with $50 million of net purchases in fiscal 2012.
In fiscal 2014, cash used for purchases of property and equipment was $714 million. In fiscal 2015, we expect cash spending for purchases of property and equipment to be about $800 million.

Cash Flows from Financing Activities
Net cash used for financing activities during fiscal 2014 increased $503 million compared with fiscal 2013, primarily due to the following:

•	$200 million more repurchases of common stock in fiscal 2014;

•	$144 million proceeds from issuance of long-term debt in fiscal 2013;

•	$62 million more cash dividends paid in fiscal 2014; and

•	$59 million less net proceeds from issuances under share-based compensation plans in fiscal 2014.
Net cash used for financing activities during fiscal 2013 decreased $477 million compared with fiscal 2012, primarily due to the following:

•	$419 million of payments of debt in fiscal 2012;

•	$144 million of proceeds from issuance of long-term debt in fiscal 2013; and

•	$51 million less repurchases of common stock in fiscal 2013 compared with fiscal 2012, partially offset by

•	$81 million more dividends paid in fiscal 2013 compared with fiscal 2012; and

•	$77 million less net proceeds from issuances under share-based compensation plans in fiscal 2013 compared with fiscal 2012.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2014	2013	2012
Net cash provided by operating activities	$2,129	$1,705	$1,936
Less: Purchases of property and equipment	(714)	(670)	(659)
Free cash flow	$1,415	$1,035	$1,277

Long-Term Debt and Credit Facilities
Certain financial information about the Company's long-term debt and credit facilities is set forth under the headings "Long-Term Debt" and "Credit Facilities" in Notes 5 and 6, respectively, of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We increased our annual dividend from $0.80 per share as of the end of fiscal 2013 to $0.88 per share for fiscal 2014. We intend to increase our annual dividend to $0.92 per share for fiscal 2015.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of January 31, 2015. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet as of January 31, 2015, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Long-term debt (1)	$21	$85	$—	$1,250	$1,356
Interest payments on long-term debt	75	149	150	107	481
Operating leases (2)	1,136	2,016	1,398	1,701	6,251
Purchase obligations and commitments (3)	3,984	107	10	10	4,111
Total contractual cash obligations	$5,216	$2,357	$1,558	$3,068	$12,199
__________

(1)	Represents principal maturities, excluding interest. See Note 5 of Notes to Consolidated Financial Statements.

(2)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 12 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(3)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
There is $75 million of long-term liabilities recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of January 31, 2015 that is being excluded from the table above as the amount relates to uncertain tax positions and we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time.

Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $21 million, surety bonds of $36 million, and bank guarantees of $17 million outstanding (of which $11 million was issued under the unsecured revolving credit facilities for our operations in foreign locations) as of January 31, 2015.

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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the estimated undiscounted future cash flows of the asset or asset group are less than the carrying amount. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group for our retail stores is reviewed for impairment primarily at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $10 million, $1 million, and $8 million for fiscal 2014, 2013, and 2012, respectively.
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

In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $99 million and $81 million of the respective purchase prices to goodwill. The aggregate carrying amount of goodwill was $180 million as of January 31, 2015. We review goodwill for impairment, as appropriate, by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment.  If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta and Intermix to be the reporting units at which goodwill is tested for Athleta and Intermix, respectively. During the fourth quarter of fiscal 2014, we completed our annual impairment testing of goodwill and we did not recognize any impairment charges. We determined that the fair value of goodwill attributed to Athleta significantly exceeded its carrying amount as of the date of our annual impairment review. The fair value of goodwill attributed to Intermix exceeded its carrying amount by approximately 20 percent as of the date of our annual impairment review.
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $54 million and $38 million of the respective purchase prices to trade names. The aggregate carrying amount of the trade names was $92 million as of January 31, 2015. A trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade names is determined using the relief from royalty method. During the fourth quarter of fiscal 2014, we completed our annual impairment review of the trade names and we did not recognize any impairment charges. We determined that the fair value of the Athleta trade name significantly exceeded its carrying amount as of the date of our annual impairment review. The fair value of the Intermix trade name exceeded its carrying amount by approximately 30 percent as of the date of our annual impairment review.
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

Revenue Recognition
While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For sales transacted at stores, revenue is recognized when the customer receives and pays for the merchandise at the register. For sales where we ship the merchandise to the customer from the distribution center or store, revenue is recognized at the time the customer receives the merchandise. We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable.

We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee, which generally occurs when the merchandise reaches the franchisee’s predesignated turnover point. We also receive royalties from franchisees based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized when merchandise ownership is transferred to the franchisee.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Derivative Financial Instruments
Certain financial information about the Company's derivative financial instruments is set forth under the heading "Derivative Financial Instruments" in Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
We have performed a sensitivity analysis as of January 31, 2015 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 31, 2015. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $31 million as of January 31, 2015.

Long-Term Debt
Certain financial information about the Company's long-term debt is set forth under the heading "Long-Term Debt" in Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 are not subject to interest rate risk as they have a fixed interest rate.
Our interest rate risk associated with a 15 billion Japanese yen ($128 million as of January 31, 2015), four-year, unsecured term loan as of January 31, 2015 is as follows:

	Expected Maturity Date (Fiscal Year)
(¥ in billions)	2015	2016	2017	2018	Total	Fair Value (1)
Principal payments	¥2.5	¥2.5	¥7.5	¥—	¥12.5	¥12.5
Average interest rate (2)	1%	1%	1%	—%	1%
__________

(1)	The carrying amount of the Japan Term Loan approximates its fair value as the interest rate varies depending on market rates.

(2)
The average interest rate for all periods presented was calculated based on the Tokyo Interbank Offered Rate plus a fixed margin as of January 31, 2015. As the interest rate for the term loan is variable, it is subject to change for all periods presented.

Cash Equivalents
We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in money market funds, time deposits, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $5 million in fiscal 2014.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Gap, Inc.:
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three fiscal years in the period ended January 31, 2015. We also have audited the Company's internal control over financial reporting as of January 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    Deloitte & Touche LLP
San Francisco, California
March 23, 2015

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 31, 2015	February 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,515	$1,510
Merchandise inventory	1,889	1,928
Other current assets	913	992
Total current assets	4,317	4,430
Property and equipment, net	2,773	2,758
Other long-term assets	600	661
Total assets	$7,690	$7,849
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$21	$25
Accounts payable	1,173	1,242
Accrued expenses and other current liabilities	1,020	1,142
Income taxes payable	20	36
Total current liabilities	2,234	2,445
Long-term liabilities:
Long-term debt	1,332	1,369
Lease incentives and other long-term liabilities	1,141	973
Total long-term liabilities	2,473	2,342
Commitments and contingencies (see Notes 12 and 16)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued 421 and 1,106 shares; Outstanding 421 and 446 shares	21	55
Additional paid-in capital	—	2,899
Retained earnings	2,797	14,218
Accumulated other comprehensive income	165	135
Treasury stock at cost (0 and 660 shares)	—	(14,245)
Total stockholders' equity	2,983	3,062
Total liabilities and stockholders' equity	$7,690	$7,849

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2014	2013	2012
Net sales	$16,435	$16,148	$15,651
Cost of goods sold and occupancy expenses	10,146	9,855	9,480
Gross profit	6,289	6,293	6,171
Operating expenses	4,206	4,144	4,229
Operating income	2,083	2,149	1,942
Interest expense	75	61	87
Interest income	(5)	(5)	(6)
Income before income taxes	2,013	2,093	1,861
Income taxes	751	813	726
Net income	$1,262	$1,280	$1,135
Weighted-average number of shares—basic	435	461	482
Weighted-average number of shares—diluted	440	467	488
Earnings per share—basic	$2.90	$2.78	$2.35
Earnings per share—diluted	$2.87	$2.74	$2.33

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2014	2013	2012
Net income	$1,262	$1,280	$1,135
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (tax benefit) of $(2), $5, and $-	(47)	(51)	(71)
Change in fair value of derivative financial instruments, net of tax of $48, $30, and $18	118	48	28
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(20), $(27), and $(4)	(41)	(43)	(5)
Other comprehensive income (loss), net of tax	30	(46)	(48)
Comprehensive income	$1,292	$1,234	$1,087

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
($ and shares in millions except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance as of January 28, 2012	1,106	$55	$2,867	$12,364	$229	(621)	$(12,760)	$2,755
Net income				1,135				1,135
Other comprehensive income, net of tax					(48)			(48)
Repurchases of common stock						(34)	(1,026)	(1,026)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(147)			12	321	174
Tax benefit from exercise of stock options and vesting of stock units			33					33
Share-based compensation, net of estimated forfeitures			111					111
Common stock cash dividends ($0.50 per share)				(240)				(240)
Balance as of February 2, 2013	1,106	55	2,864	13,259	181	(643)	(13,465)	2,894
Net income				1,280				1,280
Other comprehensive loss, net of tax					(46)			(46)
Repurchases of common stock						(26)	(1,009)	(1,009)
Reissuances of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(132)			9	229	97
Tax benefit from exercise of stock options and vesting of stock units			50					50
Share-based compensation, net of estimated forfeitures			117					117
Common stock cash dividends ($0.70 per share)				(321)				(321)
Balance as of February 1, 2014	1,106	55	2,899	14,218	135	(660)	(14,245)	3,062
Net income				1,262				1,262
Other comprehensive loss, net of tax					30			30
Repurchases of common stock	(29)	(1)	(155)	(973)		(1)	(35)	(1,164)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(2)			1	23	21
Retirement of treasury stock	(660)	(33)	(2,897)	(11,327)		660	14,257	—
Issuance of common stock under share-based compensation plans, net of shares withheld for employee taxes	4	—	17					17
Tax benefit from exercise of stock options and vesting of stock units			37					37
Share-based compensation, net of estimated forfeitures			101					101
Common stock cash dividends ($0.88 per share)				(383)				(383)
Balance as of January 31, 2015	421	$21	$—	$2,797	$165	—	$—	$2,983

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2014	2013	2012
Cash flows from operating activities:
Net income	$1,262	$1,280	$1,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	564	536	559
Amortization of lease incentives	(64)	(66)	(76)
Share-based compensation	100	116	113
Tax benefit from exercise of stock options and vesting of stock units	37	50	33
Excess tax benefit from exercise of stock options and vesting of stock units	(38)	(56)	(34)
Non-cash and other items	(56)	(60)	11
Deferred income taxes	75	69	(37)
Changes in operating assets and liabilities:
Merchandise inventory	(9)	(193)	(143)
Other current assets and other long-term assets	240	(44)	(44)
Accounts payable	(41)	105	91
Accrued expenses and other current liabilities	(33)	(5)	68
Income taxes payable, net of prepaid and other tax-related items	(87)	(74)	146
Lease incentives and other long-term liabilities	179	47	114
Net cash provided by operating activities	2,129	1,705	1,936
Cash flows from investing activities:
Purchases of property and equipment	(714)	(670)	(659)
Proceeds from sale of property and equipment	121	—	—
Purchases of short-term investments	—	—	(200)
Maturities of short-term investments	—	50	150
Acquisition of business	—	—	(129)
Other	(3)	(4)	(6)
Net cash used for investing activities	(596)	(624)	(844)
Cash flows from financing activities:
Payments of short-term debt	—	—	(19)
Proceeds from issuance of long-term debt	—	144	—
Payments of long-term debt	(21)	—	(400)
Proceeds from issuances under share-based compensation plans, net of withholding tax payments	38	97	174
Repurchases of common stock	(1,179)	(979)	(1,030)
Excess tax benefit from exercise of stock options and vesting of stock units	38	56	34
Cash dividends paid	(383)	(321)	(240)
Other	—	(1)	—
Net cash used for financing activities	(1,507)	(1,004)	(1,481)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(21)	(27)	(36)
Net increase (decrease) in cash and cash equivalents	5	50	(425)
Cash and cash equivalents at beginning of period	1,510	1,460	1,885
Cash and cash equivalents at end of period	$1,515	$1,510	$1,460
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$73	$90	$74
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$77	$77	$83
Cash paid for income taxes during the period, net of refunds	$714	$805	$582
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 31, 2015, February 1, 2014, and February 2, 2013
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware Corporation, is a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Piperlime, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and as of March 2014, Taiwan. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in many other countries around the world. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 31, 2015 (fiscal 2014) and February 1, 2014 (fiscal 2013) consisted of 52 weeks. The fiscal year ended February 2, 2013 (fiscal 2012) consisted of 53 weeks.

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

Cash and Cash Equivalents and Short-Term Investments
Cash includes amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days, and funds deposited in banks.
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

Lease Rights, Key Money, and Favorable Lease Assets
Lease rights are costs incurred to acquire the right to lease a specific property. A majority of our lease rights are related to premiums paid to landlords, lease buy-out costs, and broker fees. Key money is the amount of funds paid to a landlord or tenant to acquire the rights of tenancy under a commercial property lease. These rights can be subsequently sold by us to a new tenant or the amount of key money paid can potentially be recovered from the landlord should the landlord refuse to allow the automatic right of renewal to be exercised. Lease rights and key money are recorded at cost and are amortized over the corresponding lease term. Lease rights and key money are recorded in other long-term assets in the Consolidated Balance Sheets, net of related amortization.

In connection with our acquisition of Intermix in December 2012, we acquired favorable lease assets as a result of leases with terms that were considered favorable relative to market terms for similar leases as of the date of acquisition. The favorable lease assets are recorded in other long-term assets in the Consolidated Balance Sheets and recognized as rent expense in cost of goods sold and occupancy expenses in the Consolidated Statements of Income over the remaining term of the leases.

Insurance and Self-Insurance
We retain a portion of the risk for certain losses related to employee health and welfare, workers’ compensation, and general liability claims. Undiscounted liabilities associated with these programs are estimated based primarily on actuarially-determined amounts and are accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. These insurance liabilities are recorded in accrued expenses and other current liabilities and lease incentives and other long-term liabilities in the Consolidated Balance Sheets.

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

Treasury Stock
We previously accounted for treasury stock under the cost method, using the first-in, first-out flow assumption, and we included treasury stock as a component of stockholders’ equity. As of March 1, 2014, the Company retired all existing treasury stock. All common stock repurchased subsequent to March 1, 2014 is immediately retired.

Revenue Recognition
Revenue is recognized for sales transacted at stores when the customer receives and pays for the merchandise at the register. For sales where we ship the merchandise to the customer from the distribution center or store, revenue is recognized at the time the customer receives the product. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities. Allowances for estimated returns are recorded based on estimated margin using our historical return patterns.
We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee, which generally occurs when the merchandise reaches the franchisee’s predesignated turnover point. These sales are recorded in net sales, and the related cost of goods sold is recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. We also receive royalties from franchisees based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized when merchandise ownership is transferred to the franchisee and is recorded in net sales in the Consolidated Statements of Income.

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
Merchandise handling and receiving expenses and distribution center general and administrative expenses recorded in operating expenses were $255 million, $243 million, and $231 million in fiscal 2014, 2013, and 2012, respectively. We receive payments from third parties that provide our customers with private label credit cards and/or co-branded credit cards. The majority of such cash receipts are recorded in other income, which is a component of operating expenses, and the remaining portion of income is recognized as a reduction to cost of goods sold and occupancy expenses.
The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies.

Rent Expense
Minimum rent expense is recognized over the term of the lease, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rent expense and the amounts payable under the lease as a short-term or long-term deferred rent liability. We also receive tenant allowances upon entering into certain leases, which are recorded as a short-term or long-term tenant allowance liability and amortized using the straight-line method as a reduction to rent expense over the term of the lease. A co-tenancy failure by our landlord during the lease term may result in a reduction of the required cash payments made to the landlord for the duration of the co-tenancy failure and is recorded as a reduction to rent expense as the reduced cash payments are made. Costs related to common area maintenance, insurance, real estate taxes, and other occupancy costs the Company is obligated to pay are excluded from minimum rent expense.
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

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $639 million, $637 million, and $653 million in fiscal 2014, 2013, and 2012, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.
Prepaid catalog expense consists of the cost to prepare, print, and distribute catalogs. Such costs are recorded in other current assets in the Consolidated Balance Sheets and amortized over their expected period of future benefit, which is approximately one to eight months.

Share-Based Compensation
Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield, and risk-free interest rate. For units granted whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”), the fair value is determined based on the Company’s stock price on the date of grant less future expected dividends during the vesting period. For stock options and Stock Units, we recognize share-based compensation cost net of estimated forfeitures and revise the estimates in subsequent periods if actual forfeitures differ from the estimates. We estimate the forfeiture rate based on historical data as well as expected future behavior. Share-based compensation expense is recorded primarily in operating expenses in the Consolidated Statements of Income over the period during which the employee is required to provide service in exchange for stock options and Stock Units.

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

Credit Cards
We have credit card agreements (the “Agreements”) with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively, the “Credit Cards”). Each private label credit card bears the logo of Gap, Banana Republic, or Old Navy and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of Gap, Banana Republic, or Old Navy and can be used everywhere VISA credit cards are accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. We receive cash from the third-party financing company in accordance with the Agreements and based on usage of the Credit Cards. We also receive payment from Visa U.S.A. Inc. in accordance with the Agreements and based on specified transactional fees. We recognize income for such cash receipts when the amounts are fixed or determinable and collectibility is reasonably assured, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs. The majority of the income is recorded in other income, which is a component of operating expenses in our Consolidated Statements of Income, and the remaining portion of income is recognized as a reduction to cost of goods sold and occupancy expenses in our Consolidated Statements of Income.
The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount. The cost associated with reward points and certificates is accrued as the rewards are earned by the cardholder and is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets and in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Other administrative costs related to the Credit Card programs, including payroll, marketing expenses, and other direct costs, are recorded in operating expenses in the Consolidated Statements of Income.

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

Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using rates that approximate those in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded in the Consolidated Statements of Comprehensive Income and in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income.
The aggregate transaction gains and losses recorded in operating expenses in the Consolidated Statements of Income are as follows:

	Fiscal Year
($ in millions)	2014	2013	2012
Foreign currency transaction gain (loss)	$(34)	$1	$(3)
Realized and unrealized gain from certain derivative financial instruments	28	16	9
Net foreign exchange gain (loss)	$(6)	$17	$6

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

Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. This ASU is effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.
In May 2014, the FASB issued an ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	January 31, 2015	February 1, 2014
Cash (1)	$1,086	$991
Bank certificates of deposit and time deposits	341	323
Money market funds	88	196
Cash equivalents	429	519
Cash and cash equivalents	$1,515	$1,510
__________

(1)	Cash includes $77 million and $64 million of amounts in transit from banks for customer credit card and debit card transactions as of January 31, 2015 and February 1, 2014, respectively.

We did not record any impairment charges on our cash equivalents or short-term investments in fiscal 2014, 2013, or 2012.

Other Current Assets
Other current assets consist of the following:

($ in millions)	January 31, 2015	February 1, 2014
Accounts receivable	$275	$462
Prepaid minimum rent and occupancy expenses	149	155
Prepaid income taxes	148	84
Current portion of deferred tax assets	142	179
Derivative financial instruments	134	58
Other	65	54
Other current assets	$913	$992

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 31, 2015	February 1, 2014
Leasehold improvements	$3,220	$3,211
Furniture and equipment	2,560	2,493
Software	1,349	1,173
Land, buildings, and building improvements	1,009	1,106
Construction-in-progress	167	176
Property and equipment, at cost	8,305	8,159
Less: Accumulated depreciation	(5,532)	(5,401)
Property and equipment, net of accumulated depreciation	$2,773	$2,758
Depreciation expense for property and equipment was $560 million, $530 million, and $554 million for fiscal 2014, 2013, and 2012, respectively.
Interest of $7 million, $8 million, and $6 million related to assets under construction was capitalized in fiscal 2014, 2013, and 2012, respectively.
We recorded a charge for the impairment of long-lived assets of $10 million, $1 million, and $8 million for fiscal 2014, 2013, and 2012, respectively, which is recorded in operating expenses in the Consolidated Statements of Income.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	January 31, 2015	February 1, 2014
Goodwill	$180	$180
Long-term income tax-related assets	124	185
Trade names	92	92
Other	204	204
Other long-term assets	$600	$661

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 31, 2015	February 1, 2014
Accrued compensation and benefits	$278	$327
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	251	238
Short-term deferred rent and tenant allowances	102	93
Other	389	484
Accrued expenses and other current liabilities	$1,020	$1,142
No other individual items accounted for greater than five percent of total current liabilities as of January 31, 2015 or February 1, 2014.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	January 31, 2015	February 1, 2014
Long-term deferred rent and tenant allowances	$773	$766
Long-term income tax-related liabilities	93	83
Long-term asset retirement obligations	63	59
Other	212	65
Lease incentives and other long-term liabilities	$1,141	$973
The activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates. The activity was not material for fiscal 2014 or 2013.

Sales Return Allowance
A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 31, 2015	February 1, 2014	February 2, 2013
Balance at beginning of fiscal year	$26	$27	$21
Additions	896	896	845
Returns	(893)	(897)	(839)
Balance at end of fiscal year	$29	$26	$27
Sales return allowances are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
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
The results of operations for Intermix since the date of acquisition were not material to the Consolidated Statement of Income for fiscal 2012. In addition, the impact of the acquisition on the Company's results of operations, as if the acquisition had been completed on the first day of fiscal 2012, is not significant.

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

($ in millions)	Purchase Price Allocation as of Acquisition Date (1)	Measurement Period Adjustments	Final Purchase Price Allocation
Goodwill	$85	$(4)	$81
Trade name	38	—	38
Intangible assets subject to amortization	3	—	3
Net assets acquired	3	4	7
Total purchase price	$129	$—	$129
__________

(1)	As previously reported in our Form 10-K for the year ended February 2, 2013.
See Note 4 of Notes to Consolidated Financial Statements for disclosures about goodwill and intangible assets.
Note 4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following and are included in other long-term assets in the Consolidated Balance Sheets:

($ in millions)	January 31, 2015	February 1, 2014
Goodwill	$180	$180
Trade names	$92	$92
Other indefinite-lived intangible assets	$6	$6
Intangible assets subject to amortization	$18	$18
Less: Accumulated amortization	(17)	(17)
Intangible assets subject to amortization, net	$1	$1

Goodwill
During fiscal 2014 there were no changes in the $81 million carrying amount of goodwill related to Intermix. As discussed in Note 3 of Notes to Consolidated Financial Statements, the carrying amount of goodwill related to the acquisition of Intermix decreased by $4 million from $85 million to $81 million in fiscal 2013 due to an adjustment of the initial fair values.
During fiscal 2014 and 2013 there were no changes in the $99 million carrying amount of goodwill related to Athleta.
During the fourth quarter of fiscal 2014, we completed our annual impairment test of goodwill and we did not recognize any impairment charges.

Other Intangible Assets
Trade names consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of January 31, 2015. During the fourth quarter of fiscal 2014, we completed our annual impairment test of trade names and we did not recognize any impairment charges.

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
There was no material amortization expense for intangible assets subject to amortization recorded in operating expenses in the Consolidated Statements of Income for fiscal 2014 and 2013.
Note 5. Long-Term Debt
Long-term debt consists of the following:

($ in millions)	January 31, 2015	February 1, 2014
Notes	$1,247	$1,247
Term loan	106	147
Total long-term debt	1,353	1,394
Less: Current portion	(21)	(25)
Total long-term debt, less current portion	$1,332	$1,369
We have $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes") due April 2021. Interest is payable semi-annually on April 12 and October 12 of each year, and we have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of January 31, 2015 and February 1, 2014, the estimated fair value of the Notes was $1.44 billion and $1.39 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year.
In January 2014, we entered into a 15 billion Japanese yen ($128 million as of January 31, 2015), four-year, unsecured term loan ("Japan Term Loan") due January 2018. Repayments of 2.5 billion Japanese yen ($21 million as of January 31, 2015) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen due on January 15, 2018. In addition, interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin. The average interest rate for fiscal 2014 was 1 percent. The carrying amount of the Japan Term Loan as of January 31, 2015 approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). The Japan Term Loan agreement contains certain requirements, including that the covenants in our $500 million, five-year, unsecured revolving credit facility are upheld. As of January 31, 2015, we were in compliance with all such covenants. Violation of these covenants would result in a default under the Japan Term Loan agreement, which, at the bank's discretion, could require the immediate repayment of outstanding amounts.
Note 6. Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which expires in May 2018. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 31, 2015, there were no borrowings and no outstanding standby letters of credit under the Facility.
As of January 31, 2015, Standard & Poor's, Moody’s, and Fitch rate us at BBB-, Baa3, and BBB-, respectively. Any future change in the Standard & Poor’s or Moody’s ratings could change any future interest expense if we were to draw on the Facility.

We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). They are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $49 million as of January 31, 2015. As of January 31, 2015, there were no borrowings under the Foreign Facilities. There were $11 million in bank guarantees primarily related to store leases under the Foreign Facilities as of January 31, 2015.
We have a bilateral unsecured standby letter of credit agreement that is uncommitted and does not have an expiration date. As of January 31, 2015, we had $21 million in standby letters of credit issued under the agreement. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which expires in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of January 31, 2015.
The Facility and the unsecured committed letter of credit agreement contain financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of January 31, 2015, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.
Note 7. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2014 or 2013. There were no transfers into or out of level 1 and level 2 during fiscal 2014 or 2013.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$429	$88	$341	$—
Derivative financial instruments	157	—	157	—
Deferred compensation plan assets	40	40	—	—
Total	$626	$128	$498	$—
Liabilities:
Derivative financial instruments	$1	$—	$1	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519	$196	$323	$—
Derivative financial instruments	64	—	64	—
Deferred compensation plan assets	37	37	—	—
Total	$620	$233	$387	$—
Liabilities:
Derivative financial instruments	$15	$—	$15	$—
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

Nonfinancial Assets
As discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a charge for the impairment of long-lived assets of $10 million, $1 million, and $8 million in fiscal 2014, 2013, and 2012, respectively. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $11 million, $2 million, and $11 million to their fair value of $1 million, $1 million, and $3 million during fiscal 2014, 2013, and 2012, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for fiscal 2014, 2013, or 2012.
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

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies of British pounds and Euro. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 24 months.
There were no material amounts recorded in income for fiscal 2014, 2013, or 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in income for fiscal 2014, 2013, or 2012 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
As of January 31, 2015 and February 1, 2014, we had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	January 31, 2015		February 1, 2014
U.S. dollars (1)		$1,395		$1,309
Canadian dollars	C$	14	C$	8
Euro		€1		€25
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Contingent Features
We had no derivative financial instruments with credit-risk-related contingent features underlying the agreements as of January 31, 2015 or February 1, 2014.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	January 31, 2015	February 1, 2014
Derivatives designated as cash flow hedges:
Other current assets	$115	$48
Other long-term assets	$23	$6
Accrued expenses and other current liabilities	$—	$13
Lease incentives and other long-term liabilities	$—	$1

Derivatives designated as net investment hedges:
Other current assets	$1	$1
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$—	$—
Lease incentives and other long-term liabilities	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$18	$9
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$1	$1
Lease incentives and other long-term liabilities	$—	$—

Total derivatives in an asset position	$157	$64
Total derivatives in a liability position	$1	$15
Substantially all of the unrealized gains and losses from designated cash flow hedges as of January 31, 2015 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of January 31, 2015 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $1 million and $1 million as of January 31, 2015 and February 1, 2014, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $156 million and $63 million and the net amounts of the derivative financial instruments in a liability position would be zero and $14 million as of January 31, 2015 and February 1, 2014, respectively.
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2014	2013	2012
Derivatives in cash flow hedging relationships:
Gain recognized in other comprehensive income	$166	$78	$46
Gain reclassified into cost of goods sold and occupancy expenses	$53	$59	$5
Gain reclassified into operating expenses	$8	$11	$4

Derivatives in net investment hedging relationships:
Gain recognized in other comprehensive income	$4	$17	$—
For fiscal 2014, 2013, and 2012, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Consolidated Statements of Income, on a pre-tax basis are as follows:

	Fiscal Year
($ in millions)	2014	2013	2012
Gain recognized in operating expenses	$20	$5	$5
Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 31, 2015.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 31, 2015.

Treasury Stock
As of March 1, 2014, the Company retired all existing treasury stock. Upon retirement, the treasury stock balance as of March 1, 2014 was reduced for the amount originally recorded for the shares repurchased. Common stock was also reduced, at par, for the shares repurchased, and the remaining balance was allocated between additional paid-in-capital and retained earnings. All common stock repurchased subsequent to March 1, 2014 is immediately retired and all shares related to stock options and other stock awards are issued from authorized but unissued common stock.

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2014	2013	2012
Number of shares repurchased	30	26	34
Total cost	$1,164	$1,009	$1,026
Average per share cost including commissions	$39.28	$38.42	$29.89
Between November 2011 and November 2013, the Board of Directors authorized a total of $3.5 billion for share repurchases, all of which was completed by the end of October 2014. In October 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization, of which $302 million was remaining as of January 31, 2015.
All except $15 million and $30 million of the share repurchases were paid for as of January 31, 2015 and February 1, 2014, respectively. In February 2015, the Board of Directors approved a new $1 billion share repurchase authorization.
Note 10. Accumulated Other Comprehensive Income
Changes in accumulated OCI by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
Foreign currency translation	(47)	—	(47)
Change in fair value of derivative financial instruments	—	118	118
Amounts reclassified from accumulated OCI	—	(41)	(41)
Other comprehensive income (loss), net	(47)	77	30
Balance at January 31, 2015	$60	$105	$165

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
Foreign currency translation	(51)	—	(51)
Change in fair value of derivative financial instruments	—	48	48
Amounts reclassified from accumulated OCI	—	(43)	(43)
Other comprehensive income (loss), net	(51)	5	(46)
Balance at February 1, 2014	$107	$28	$135
See Note 8 of Notes to Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Income.

Note 11. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2014	2013	2012
Stock units	$86	$99	$92
Stock options	9	12	17
Employee stock purchase plan	5	5	4
Share-based compensation expense	100	116	113
Less: Income tax benefit	(37)	(45)	(44)
Share-based compensation expense, net of tax	$63	$71	$69
No material share-based compensation expense was capitalized in fiscal 2014, 2013, or 2012.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2014, 2013, or 2012.

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
As of January 31, 2015, there were 216,586,781 shares that have been authorized for issuance under the 2011 Plan, including those shares available for issuance under the 2002 Plan, which have or may become available for issuance under the 2011 Plan.
As discussed in Note 9 of Notes to Consolidated Financial Statements, the Company retired all existing treasury stock as of March 1, 2014. All common stock repurchased subsequent to March 1, 2014 is immediately retired and all shares related to stock options and other stock awards are now issued from authorized but unissued common stock.

Stock Units
Under the 2011 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. In some cases, Stock Unit vesting is subject to the attainment of a pre-determined financial target (“Performance Shares”). Performance Shares generally vest over a period of three to four years.

At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis based on the grant-date fair value and the probability that the pre-determined financial target will be achieved.
A summary of Stock Unit activity under the 2011 Plan for fiscal 2014 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 1, 2014	8,660,635	$28.25
Granted	1,994,936	$39.88
Granted, with vesting subject to performance conditions	1,314,252	$40.67
Vested	(4,305,360)	$26.47
Forfeited	(2,017,985)	$38.28
Balance as of January 31, 2015	5,646,478	$33.02
A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2014	2013	2012
Weighted-average fair value per share of Stock Units granted	$40.20	$36.15	$24.95
Grant-date fair value of Stock Units vested (in millions)	$114	$63	$50
The aggregate intrinsic value of unvested Stock Units as of January 31, 2015 was $233 million.
As of January 31, 2015, there was $77 million (before any related tax benefit) of unrecognized share-based compensation, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 1.46 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

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
Out of 1,994,936 Stock Units granted in fiscal 2014, 214,043 Stock Units were granted based on satisfaction of performance metrics.
The liability related to potential Stock Units based on performance metrics, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was $1 million and $2 million as of January 31, 2015 and February 1, 2014, respectively.

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

The fair value of stock options issued during fiscal 2014, 2013, and 2012 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2014	2013	2012
Expected term (in years)	4.4	4.5	4.6
Expected volatility	27.3%	31.5%	33.6%
Dividend yield	2.1%	1.7%	2.1%
Risk-free interest rate	1.3%	0.7%	1.0%
A summary of stock option activity under the 2011 Plan and the 2002 Plan for fiscal 2014 is as follows:

	Shares	Weighted- Average Exercise Price
Balance as of February 1, 2014	7,399,822	$24.89
Granted	1,556,625	$42.18
Exercised	(2,892,590)	$21.35
Forfeited/Expired	(868,592)	$31.69
Balance as of January 31, 2015	5,195,265	$30.89
A summary of additional information about stock options is as follows:

	Fiscal Year
	2014	2013	2012
Weighted-average fair value per share of stock options granted	$8.20	$8.25	$6.35
Aggregate intrinsic value of stock options exercised (in millions)	$63	$125	$94
Fair value of stock options vested (in millions)	$10	$14	$15
Information about stock options outstanding, vested or expected to vest, and exercisable as of January 31, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares as of January 31, 2015	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Shares as of January 31, 2015	Weighted- Average Exercise Price
$11.77 - $21.79	1,531,249	4.84	$20.63	1,087,788	$20.22
$22.25 - $25.09	1,048,257	6.31	$24.63	406,831	$24.03
$27.43 - $36.45	1,195,284	7.77	$36.25	289,965	$36.10
$36.87 - 42.12	128,300	9.02	$39.94	12,849	$39.15
$42.20 - $46.41	1,292,175	9.14	$42.28	800	$43.31
	5,195,265	6.98	$30.89	1,798,233	$23.79
Vested or expected to vest as of January 31, 2015	4,913,907	6.89	$30.46
The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 31, 2015 was $55 million, $54 million, and $31 million, respectively. Stock options exercisable as of January 31, 2015 had a weighted-average remaining contractual life of 4.92 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 785,794, 811,223, and 960,930 shares issued under the ESPP in fiscal 2014, 2013, and 2012, respectively. As of January 31, 2015, there were 3,467,942 shares reserved for future issuances under the ESPP.
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
The aggregate minimum non-cancelable annual lease payments under leases in effect on January 31, 2015 are as follows:

($ in millions)
Fiscal Year
2015	$1,136
2016	1,096
2017	920
2018	760
2019	638
Thereafter	1,701
Total minimum lease commitments	$6,251
The total minimum lease commitment amount above does not include minimum sublease rent income of $22 million receivable in the future under non-cancelable sublease agreements.
Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2014	2013	2012
Minimum rent expense	$1,209	$1,162	$1,104
Contingent rent expense	114	121	123
Less: Sublease income	(4)	(4)	(4)
Total	$1,319	$1,279	$1,223

Note 13. Income Taxes
Effective February 2, 2014, we adopted ASU No. 2013-11, Income Taxes, which clarifies the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This adoption did not have a material impact on our Consolidated Financial Statements.

For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2014	2013	2012
United States	$1,842	$1,817	$1,692
Foreign	171	276	169
Income before income taxes	$2,013	$2,093	$1,861
The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2014	2013	2012
Current:
Federal	$547	$616	$617
State	61	65	56
Foreign	68	63	90
Total current	676	744	763
Deferred:
Federal	70	76	(37)
State	6	—	(6)
Foreign	(1)	(7)	6
Total deferred	75	69	(37)
Total provision	$751	$813	$726
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.3	3.1	2.7
Tax impact of foreign operations	1.0	0.8	2.0
Excess foreign tax credits	(2.0)	—	—
Other	—	(0.1)	(0.7)
Effective tax rate	37.3%	38.8%	39.0%
In connection with a review of the Company’s overall cash position and anticipated cash needs, we made a $473 million distribution of certain foreign earnings in fiscal 2014, resulting in an overall net tax benefit of approximately $41 million. The benefit is primarily due to the recognition of foreign tax credits which exceeded the taxes due on the distribution of foreign earnings.

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 31, 2015	February 1, 2014
Gross deferred tax assets:
Deferred rent	$162	$147
Accrued payroll and related benefits	107	127
Nondeductible accruals	113	104
Inventory capitalization and other adjustments	63	62
Deferred income	69	28
Federal, State, and foreign net operating losses	48	45
Other	70	70
Total gross deferred tax assets	632	583
Valuation allowance	(94)	(85)
Total deferred tax assets, net of valuation allowance	538	498
Deferred tax liabilities:
Depreciation and amortization	(173)	(71)
Unremitted earnings of certain foreign subsidiaries	(56)	(38)
Unrealized net gain on cash flow hedges	(45)	(17)
Other	(3)	(16)
Total deferred tax liabilities	(277)	(142)
Net deferred tax assets	$261	$356
Current portion (included in other current assets)	$142	$179
Non-current portion (included in other long-term assets)	119	177
Total	$261	$356
As of January 31, 2015, we had approximately $2 million federal, $71 million state, and $171 million foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were approximately $1 million for federal, $4 million for state, and $43 million for foreign as of January 31, 2015. We provided a valuation allowance of approximately $2 million and $35 million against the deferred tax assets related to the state and foreign loss carryovers, respectively. We also provided a valuation allowance of approximately $57 million related to other federal, state, and foreign deferred tax assets. The federal losses expire in fiscal 2033, the state losses expire between fiscal 2019 and fiscal 2033, approximately $77 million of the foreign losses expire between fiscal 2015 and fiscal 2034, and $94 million of the foreign losses do not expire.
In fiscal 2014, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that approximately $155 million of current year earnings was in excess of the amount we expect to utilize in certain foreign operations for an indefinite period of time and we have recorded related tax expense of $28 million in fiscal 2014.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that is indefinitely reinvested outside the United States, as we intend to utilize the undistributed foreign earnings of these subsidiaries in our operations outside the United States for an indefinite period of time, primarily to support our international growth. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $581 million as of January 31, 2015. The amount of any unrecognized deferred income tax liability on this temporary difference is estimated to be approximately $72 million.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2014	2013	2012
Balance at beginning of fiscal year	$72	$109	$102
Increases related to current year tax positions	9	8	10
Prior year tax positions:
Increases	4	8	10
Decreases	(9)	(47)	(12)
Cash settlements	(1)	(5)	(4)
Expiration of statute of limitations	—	—	3
Foreign currency translation	—	(1)	—
Balance at end of fiscal year	$75	$72	$109
Of the $75 million, $72 million, and $109 million of total unrecognized tax benefits as of January 31, 2015, February 1, 2014, and February 2, 2013, respectively, approximately $31 million, $27 million, and $29 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2014, 2013, and 2012, interest expense of $2 million, $4 million, and $5 million, respectively, was recognized in the Consolidated Statements of Income relating to tax liabilities. In fiscal 2013, we also recognized an interest expense reversal of $18 million in the Consolidated Statement of Income relating to the favorable resolution of foreign tax matters. As of January 31, 2015 and February 1, 2014, the Company had total accrued interest related to the unrecognized tax benefits of $18 million and $17 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of January 31, 2015 or February 1, 2014.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions. As of January 31, 2015, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $5 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statement of Income would not be material.
Note 14. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $40 million, $37 million, and $37 million in fiscal 2014, 2013, and 2012, respectively.

We maintain the Gap Inc. DCP, which allows eligible employees and non-employee directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of January 31, 2015 and February 1, 2014, the assets related to the DCP were $40 million and $37 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of January 31, 2015 and February 1, 2014, the corresponding liabilities related to the DCP were $40 million and $37 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2014, 2013, and 2012 were not material.
Note 15. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2014	2013	2012
Weighted-average number of shares—basic	435	461	482
Common stock equivalents	5	6	6
Weighted-average number of shares—diluted	440	467	488
The above computations of weighted-average number of shares—diluted exclude 2 million shares related to stock options and other stock awards for both fiscal 2014 and 2013 as their inclusion would have an anti-dilutive effect on earnings per share. There were no material shares with an anti-dilutive effect on earnings per share for fiscal 2012.
Note 16. Commitments and Contingencies
Our future purchase obligations and commitments as of January 31, 2015 are as follows:

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase obligations and commitments (1)	$3,984	$107	$10	$10	$4,111
__________

(1)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
In January 2006, we entered into a ten-year non-exclusive services agreement with IBM under which IBM operates certain significant aspects of our IT infrastructure. The service agreement was set to expire in March 2016. During the first quarter of fiscal 2013, we executed an amendment to extend the term of the agreement through February 2018 and to reduce the scope of services provided by IBM as we opted to take back certain services related to our mainframe services, our data centers, and our corporate network. We pay IBM a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services, and we have various options to terminate the agreement. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $38 million, $64 million, and $95 million to IBM for fixed charges in fiscal 2014, 2013, and 2012, respectively. Based on the current projection of service needs, we expect to pay approximately $112 million to IBM over the remaining three years of the contract.

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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 31, 2015, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of January 31, 2015 and February 1, 2014, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of January 31, 2015 and February 1, 2014 was not material for any individual Action or in total. Subsequent to January 31, 2015 and through the filing date of March 23, 2015, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.
Note 17. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of January 31, 2015, we had four operating segments: Gap Global, Old Navy Global, Banana Republic Global, and Growth, Innovation, and Digital (“GID”). Each brand's specialty, outlet, online, and franchise operations were managed by global brand presidents and Piperlime, Athleta, and Intermix were managed by the president of the GID division. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of January 31, 2015.
Online sales are reflected within the respective results of each brand and region in the net sales below. Fiscal 2012 net sales have been conformed to the current year presentation.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2014
U.S. (1)	$3,575	$5,967	$2,405	$725	$12,672	77%
Canada	384	500	249	4	1,137	7
Europe	824	—	93	—	917	6
Asia	1,208	149	145	—	1,502	9
Other regions	174	3	30	—	207	1
Total	$6,165	$6,619	$2,922	$729	$16,435	100%
Sales growth (decline)	(3)%	6%	2%	8%	2%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2013
U.S. (1)	$3,800	$5,698	$2,365	$668	$12,531	78%
Canada	404	482	238	4	1,128	7
Europe	809	—	82	—	891	5
Asia	1,165	77	155	—	1,397	9
Other regions	173	—	28	—	201	1
Total	$6,351	$6,257	$2,868	$672	$16,148	100%
Sales growth (decline)	2%	2%	(1)%	70%	3%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2012
U.S. (1)	$3,783	$5,630	$2,386	$395	$12,194	78%
Canada	384	473	238	—	1,095	7
Europe	787	—	83	—	870	6
Asia	1,138	9	163	—	1,310	8
Other regions	162	—	20	—	182	1
Total	$6,254	$6,112	$2,890	$395	$15,651	100%
Sales growth	6%	8%	9%	31%	8%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime and Athleta. Fiscal 2014 and 2013 net sales also include Intermix.

Total online sales were $2.5 billion, $2.3 billion, and $1.9 billion in fiscal 2014, 2013, and 2012, respectively.
Net sales by region are allocated based on the location in which the sale was originated. This is determined based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	January 31, 2015	February 1, 2014
U.S. (1)	$2,547	$2,548
Canada	156	176
Total North America	2,703	2,724
Other regions	528	513
Total long-lived assets	$3,231	$3,237
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

Note 18. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015	January 31, 2015 (fiscal 2014)
Net sales	$3,774	$3,981	$3,972	$4,708	$16,435
Gross profit	$1,466	$1,569	$1,596	$1,658	$6,289
Net income	$260	$332	$351	$319	$1,262
Earnings per share—basic (1)	$0.58	$0.76	$0.81	$0.75	$2.90
Earnings per share—diluted (1)	$0.58	$0.75	$0.80	$0.75	$2.87

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014	February 1, 2014 (fiscal 2013)
Net sales	$3,729	$3,868	$3,976	$4,575	$16,148
Gross profit	$1,544	$1,567	$1,589	$1,593	$6,293
Net income	$333	$303	$337	$307	$1,280
Earnings per share—basic (1)	$0.72	$0.65	$0.73	$0.69	$2.78
Earnings per share—diluted (1)	$0.71	$0.64	$0.72	$0.68	$2.74
__________

(1)	Earnings per share was computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of January 31, 2015, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2015 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Other Information” and “Corporate Governance—Director Independence” in the 2015 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2015 Proxy Statement.

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

THE GAP, INC.

Date:	March 23, 2015	By	/s/ ARTHUR PECK
Arthur Peck Chief Executive Officer (Principal Executive Officer)

Date:	March 23, 2015	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 23, 2015	By	/s/ DOMENICO DE SOLE
Domenico De Sole, Director

Date:	March 23, 2015	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 23, 2015	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 23, 2015	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 23, 2015	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 23, 2015	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 23, 2015	By	/s/ ARTHUR PECK
Arthur Peck, Director

Date:	March 23, 2015	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 23, 2015	By	/s/ KATHERINE TSANG
Katherine Tsang, Director

Date:	March 23, 2015	By	/s/ PADMASREE WARRIOR
Padmasree Warrior, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562.

3.3	Amended and Restated Bylaws of the Company (effective February 1, 2015), filed as Exhibit 3(ii) to Registrant’s Form 8-K on November 14, 2014, Commission File No. 1-7562.

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

10.5
Letter Amendment No. 4 to the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association dated April 15, 2014, filed as Exhibit 10.11 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.6
Letter Agreement dated April 1, 2008 regarding the 3-Year Letter of Credit Agreement with HSBC Bank USA, National Association, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.7	Term Loan and Revolving Credit Agreement dated April 7, 2011, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 7, 2011, Commission File No. 1-7562.

10.8	Amendment No. 1 to Term Loan and Revolving Credit Agreement dated April 25, 2011, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.9	Amendment No. 2 to the Credit Agreement dated as of May 1, 2013, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 1, 2013, Commission File No. 1-7562.

10.10
Second Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 13, 2013, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 4, 2013, Commission File No. 1-7562. (1)

10.11
Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014, filed as Exhibit 10.1 to Amendment No. 1 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562. (1)

10.12
First Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of January 31, 2015. (2)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.13
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 18, 2010, Commission File No. 1-7562.

10.14	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.15	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.16
Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Supplemental Deferred Compensation Plan, filed as Exhibit 10.29 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.17
Amendment to Executive Deferred Compensation Plan - Suspension of Pending Merger into Supplemental Deferred Compensation Plan, filed as Exhibit 10.30 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.18
Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Deferred Compensation Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

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

10.22
Second Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.33 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.23
Third Amendment to Supplemental Deferred Compensation Plan - Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.34 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.24
Fourth Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

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

10.48
2002 Stock Option Plan, as amended (formerly the 1999 Stock Option Plan as amended and Stock Up On Success, The Gap, Inc.’s Stock Option Bonus Program), filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 333-103128.

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

10.63	Nonemployee Director Deferred Compensation Plan - Suspension of Plan Effective January 6, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on January 7, 2005, Commission File No. 1-7562.

10.64	Nonemployee Director Deferred Compensation Plan - Termination of Plan Effective September 27, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on September 28, 2005, Commission File No. 1-7562.

10.65	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.66	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.67	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.68	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.69	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant’s Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.70	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.71	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.72	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.73	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.74	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.75	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.76
Form of Non-Qualified Stock Option Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.77	Form of Stock Award Agreement for Chief Executive Officer under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

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

10.80	Form of Performance Share Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on July 26, 2007, Commission File No. 1-7562.

10.81	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.82	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.83	Form of Performance Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.84	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.85	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.86	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.

10.87	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan., filed as Exhibit 10.85 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.88	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's form 8-K on March 6, 2014, Commission File No. 1.7562.

10.89
Form of Restricted Stock Unit Award Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.90	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.91	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.92	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.93	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.94
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended November 3, 2007, Commission File No. 1-7562.

10.95
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.96
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.97
Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.98	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012, filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.99
Amendment to Agreement for Post-Termination Benefits with Michelle Banks dated June 4, 2014, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.100	Agreement for Post-Termination Benefits with Jack Calhoun dated June 9, 2012, filed as Exhibit 10.121 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.101	Agreement with Jack Calhoun dated October 29, 2012 and confirmed on November 1, 2012, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.102
Amendment to Agreement for Post-Termination Benefits with Jack Calhoun dated June 4, 2014, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.103	Agreement with Solomon Goldfarb dated January 23, 2015 and confirmed on January 28, 2015. (2)

10.104	Agreement with Tom Keiser dated November 18, 2009 and confirmed on November 20, 2009, filed as Exhibit 10.103 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.105
Amendment to Agreement with Tom Keiser dated November 4, 2011 and confirmed on December 7, 2011, filed as Exhibit 10.104 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.106	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.107	Amendment to Agreement for Post-Termination Benefits with Tom Keiser dated June 4, 2014, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.108	Agreement with Jeff Kirwan dated November 17, 2014 and confirmed on November 18, 2014. (2)

10.109	Agreement with Stefan Larsson dated April 26, 2012 and confirmed on April 27, 2012, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.110
Amendment to Agreement with Stefan Larsson dated September 12, 2012 and confirmed on September 17, 2012, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.111
Amendment to Agreement with Stefan Larsson dated October 29, 2012 and confirmed on November 6, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.112
Amendment to Agreement for Post-Termination Benefits with Stefan Larsson dated June 4, 2014, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.113
Amended and Restated Employment Agreement by and between Glenn Murphy and the Company, dated December 1, 2008 and confirmed on December 1, 2008, filed as Exhibit 10.106 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.114
Modification to Amended and Restated Employment Agreement by and between Glenn Murphy and the Company dated February 9, 2009, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.115
Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel, filed as Exhibit 101 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

10.116	CEO Performance Share Agreement dated May 4, 2012, filed as Exhibit 10.1 to Registrant's Form 8-K on May 4, 2012, Commission File No. 1-7562.

10.117	Agreement with Andi Owen dated November 17, 2014 and confirmed on November 18, 2014. (2)

10.118	Letter Agreement with Art Peck dated October 3, 2014, filed as Exhibit 10.1 to Registrant’s Form 8-K on October 8, 2014, Commission File No. 1-7562.

10.119	Agreement with Eva Sage-Gavin dated March 16, 2007 and confirmed on March 27, 2007, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 5, 2007, Commission File No. 1-7562.

10.120
Amendment to Agreement with Eva Sage-Gavin dated November 23, 2008 and confirmed on November 10, 2008, filed as Exhibit 10.101 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.121
Amendment to Agreement with Eva Sage-Gavin dated November 4, 2011 and confirmed on January 3, 2012, filed as Exhibit 10.94 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.122	Amendment to Post-Termination Benefits with Eva Sage-Gavin dated May 24, 2012, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.123	Agreement with Sabrina L. Simmons dated February 4, 2008 and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.124
Amendment to Agreement with Sabrina Simmons dated November 23, 2008 and confirmed on December 22, 2008, filed as Exhibit 10.110 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.125
Amendment to Agreement with Sabrina L. Simmons dated November 4, 2011 and confirmed on January 5, 2012, filed as Exhibit 10.99 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.126	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.127
Amendment to Agreement for Post-Termination Benefits with Sabrina Simmons dated June 4, 2014, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.128	Amended Service Agreement with Stephen Sunnucks dated June 10, 2009, filed as Exhibit 10.117 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.129
Amendment to the Amended Service Agreement with Stephen Sunnucks dated August 25, 2011, filed as Exhibit 10.118 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.130	Amendment to the Amended Service Agreement with Stephen Sunnucks dated May 30, 2012, filed as Exhibit 10.119 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.131
Agreement with Stephen Sunnucks dated October 31, 2012 and confirmed on November 1, 2012, filed as Exhibit 10.120 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.132
Amendment to Service Agreement Regarding Post-Termination Severance Period with Stephen Sunnucks dated June 4, 2014, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.133	Agreement with Stephen Sunnucks dated November 17, 2014. (2)

10.134
Agreement with Sonia Syngal dated August 23, 2013 and confirmed on September 3, 2013, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 2, 2013, Commission File No. 1-7562.

10.135
Amendment to Agreement for Post-Termination Benefits with Sonia Syngal dated June 4, 2014, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.136	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.137	Summary of Changes to Non-employee Director Compensation, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.138	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.139	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

12	Ratio of Earnings to Fixed Charges. (2)

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 30, 2010, Commission File No. 1-7562.

21	Subsidiaries of Registrant. (2)

23	Consent of Independent Registered Public Accounting Firm. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (2)

__________

(1)	Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted and have been provided separately to the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.