Form 10-Q
period 2015-05-02
GAP INC
filed 2015-06-08
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 29, 2015 was 417,355,180.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges;

•	the impact of the potential settlement of outstanding tax matters and the closing of audits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	offering product that is consistent, brand-appropriate, and on-trend;

•	evolving our customer experience to reflect the intersection of digital and physical;

•	attracting, retaining, and training great talent;

•	growing globally across our brands and channels;

•	continuing investment in digital capabilities;

•	opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan;

•	opening additional Athleta stores;

•	optimize and improve store fleet productivity;

•	the impact of foreign exchange rate fluctuations on our financial results;

•	the impact of delayed merchandise receipts at the U.S. West Coast ports;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2015; and

•	the impact of changes in internal control over financial reporting.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 8, 2015, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,234	$1,515	$1,544
Merchandise inventory	2,010	1,889	1,909
Other current assets	874	913	867
Total current assets	4,118	4,317	4,320
Property and equipment, net of accumulated depreciation of $5,599, $5,532, and $5,459	2,790	2,773	2,703
Other long-term assets	587	600	672
Total assets	$7,495	$7,690	$7,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$21	$21	$24
Accounts payable	1,156	1,173	1,101
Accrued expenses and other current liabilities	960	1,020	980
Income taxes payable	37	20	98
Total current liabilities	2,174	2,234	2,203
Long-term liabilities:
Long-term debt	1,331	1,332	1,369
Lease incentives and other long-term liabilities	1,111	1,141	1,087
Total long-term liabilities	2,442	2,473	2,456
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 419, 421, and 443 shares	21	21	22
Retained earnings	2,718	2,797	2,884
Accumulated other comprehensive income	140	165	130
Total stockholders’ equity	2,879	2,983	3,036
Total liabilities and stockholders’ equity	$7,495	$7,690	$7,695
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 2, 2015	May 3, 2014
Net sales	$3,657	$3,774
Cost of goods sold and occupancy expenses	2,275	2,308
Gross profit	1,382	1,466
Operating expenses	996	1,023
Operating income	386	443
Interest expense	5	17
Interest income	(1)	—
Income before income taxes	382	426
Income taxes	143	166
Net income	$239	$260
Weighted-average number of shares - basic	421	445
Weighted-average number of shares - diluted	424	451
Earnings per share - basic	$0.57	$0.58
Earnings per share - diluted	$0.56	$0.58
Cash dividends declared and paid per share	$0.23	$0.22
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Net income	$239	$260
Other comprehensive income (loss), net of tax:
Foreign currency translation	6	11
Change in fair value of derivative financial instruments, net of tax benefit of $(4) and $(4)	(10)	(11)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(9) and $(3)	(21)	(5)
Other comprehensive income (loss), net of tax	(25)	(5)
Comprehensive income	$214	$255
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$239	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	133
Amortization of lease incentives	(15)	(15)
Share-based compensation	22	25
Tax benefit from exercise of stock options and vesting of stock units	15	23
Excess tax benefit from exercise of stock options and vesting of stock units	(17)	(24)
Non-cash and other items	(20)	2
Deferred income taxes	2	7
Changes in operating assets and liabilities:
Merchandise inventory	(117)	21
Other current assets and other long-term assets	(8)	173
Accounts payable	(20)	(144)
Accrued expenses and other current liabilities	(81)	(141)
Income taxes payable, net of prepaid and other tax-related items	61	83
Lease incentives and other long-term liabilities	2	110
Net cash provided by operating activities	211	513
Cash flows from investing activities:
Purchases of property and equipment	(150)	(162)
Other	—	(1)
Net cash used for investing activities	(150)	(163)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	35	33
Withholding tax payments related to vesting of stock units	(66)	(47)
Repurchases of common stock	(232)	(230)
Excess tax benefit from exercise of stock options and vesting of stock units	17	24
Cash dividends paid	(97)	(98)
Net cash used for financing activities	(343)	(318)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	1	2
Net increase (decrease) in cash and cash equivalents	(281)	34
Cash and cash equivalents at beginning of period	1,515	1,510
Cash and cash equivalents at end of period	$1,234	$1,544
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$85	$72
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$38
Cash paid for income taxes during the period, net of refunds	$63	$54
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of May 2, 2015 and May 3, 2014, the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2015 and May 3, 2014 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include only normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of May 2, 2015 and May 3, 2014 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 31, 2015 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
The results of operations for the thirteen weeks ended May 2, 2015 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2016.

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

Note 3. Debt and Credit Facilities

($ in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Notes	$1,247	$1,247	$1,247
Japan Term Loan	105	106	146
Total long-term debt	1,352	1,353	1,393
Less: Current portion	(21)	(21)	(24)
Total long-term debt, less current portion	$1,331	$1,332	$1,369
As of May 2, 2015, January 31, 2015, and May 3, 2014, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.43 billion, $1.44 billion, and $1.42 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of May 2, 2015, January 31, 2015, and May 3, 2014, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($21 million as of May 2, 2015) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($62 million as of May 2, 2015) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate ("TIBOR") plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which was set to expire in May 2018. On May 20, 2015, the Facility was amended under substantially similar terms to extend the expiration date to May 2020 and improve the pricing structure. There were no borrowings and no material outstanding standby letters of credit under the Facility as of May 2, 2015.

We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $50 million as of May 2, 2015. As of May 2, 2015, there were no borrowings under the Foreign Facilities. There were $12 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of May 2, 2015.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have an expiration date. As of May 2, 2015, we had $21 million in standby letters of credit issued under these agreements. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which expires in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of May 2, 2015.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended May 2, 2015 or May 3, 2014. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen weeks ended May 2, 2015 or May 3, 2014.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$201	$72	$129	$—
Derivative financial instruments	118	—	118	—
Deferred compensation plan assets	45	45	—	—
Total	$364	$117	$247	$—
Liabilities:
Derivative financial instruments	$13	$—	$13	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$429	$88	$341	$—
Derivative financial instruments	157	—	157	—
Deferred compensation plan assets	40	40	—	—
Total	$626	$128	$498	$—
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$452	$147	$305	$—
Derivative financial instruments	44	—	44	—
Deferred compensation plan assets	42	42	—	—
Total	$538	$189	$349	$—
Liabilities:
Derivative financial instruments	$22	$—	$22	$—

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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen weeks ended May 2, 2015 or May 3, 2014.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended May 2, 2015 or May 3, 2014 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended May 2, 2015 or May 3, 2014 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

Other Derivatives Not Designated as Hedging Instruments
We enter into foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments, as well as the remeasurement impact of the underlying intercompany balances, is recorded in operating expenses in the Condensed Consolidated Statements of Income in the same period and generally offset.

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	May 2, 2015		January 31, 2015		May 3, 2014
U.S. dollars (1)		$1,977		$1,395		$1,583
Canadian dollars	C$	40	C$	14	C$	8
Euro		€3		€1		€26
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 2, 2015	January 31, 2015	May 3, 2014
Derivatives designated as cash flow hedges:
Other current assets	$89	$115	$37
Other long-term assets	$19	$23	$4
Accrued expenses and other current liabilities	$3	$—	$16
Lease incentives and other long-term liabilities	$8	$—	$4

Derivatives designated as net investment hedges:
Other current assets	$—	$1	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$10	$18	$3
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$2	$1	$2
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$118	$157	$44
Total derivatives in a liability position	$13	$1	$22
The majority of the unrealized gains and losses from designated cash flow hedges as of May 2, 2015 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of May 2, 2015 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $11 million, $1 million, and $1 million as of May 2, 2015, January 31, 2015, and May 3, 2014, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $107 million, $156 million, and $43 million and the net amounts of the derivative financial instruments in a liability position would be $2 million, zero, and $21 million as of May 2, 2015, January 31, 2015, and May 3, 2014, respectively.

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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Derivatives in cash flow hedging relationships:
Loss recognized in other comprehensive income	$(14)	$(15)
Gain reclassified into cost of goods sold and occupancy expenses	$28	$7
Gain reclassified into operating expenses	$2	$1

Derivatives in net investment hedging relationships:
Loss recognized in other comprehensive income	$(1)	$(1)
For the thirteen weeks ended May 2, 2015 and May 3, 2014, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
There were no material gains or losses on foreign exchange forward contracts not designated as hedging instruments that were recorded in operating expenses in the Condensed Consolidated Statements of Income, on a pre-tax basis for the thirteen weeks ended May 2, 2015 and May 3, 2014.

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 2, 2015	May 3, 2014
Number of shares repurchased	5.6	5.6
Total cost	$230	$219
Average per share cost including commissions	$41.01	$39.25

In November 2013, we announced that the Board of Directors authorized a total of $1.0 billion for share repurchases, all of which was completed by the end of October 2014. In October 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization, of which $72 million was remaining as of May 2, 2015. In February 2015, we announced that the Board of Directors approved a new $1.0 billion share repurchase authorization, of which the full amount was remaining as of May 2, 2015.
All except $13 million, $15 million and $19 million of total share repurchases were paid for as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively.  All common stock repurchased is immediately retired.

Note 7. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Stock units	$18	$22
Stock options	3	2
Employee stock purchase plan	1	1
Share-based compensation expense	22	25
Less: Income tax benefit	(8)	(10)
Share-based compensation expense, net of tax	$14	$15

Note 8. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
Foreign currency translation	6	—	6
Change in fair value of derivative financial instruments	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Other comprehensive income (loss), net	6	(31)	(25)
Balance at May 2, 2015	$66	$74	$140

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
Foreign currency translation	11	—	11
Change in fair value of derivative financial instruments	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Other comprehensive income (loss), net	11	(16)	(5)
Balance at May 3, 2014	$118	$12	$130
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of May 2, 2015, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $5 million, primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
During the thirteen weeks ended May 2, 2015, we recognized an interest expense reversal of approximately $14 million primarily as a result of a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. We reduced our unrecognized tax benefits for this matter by $31 million, and there was no impact on the tax provision due to the offsetting decrease for the U.S. indirect effect of these unrecognized tax benefits.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 2, 2015	May 3, 2014
Weighted-average number of shares - basic	421	445
Common stock equivalents	3	6
Weighted-average number of shares - diluted	424	451
The above computations of weighted-average number of shares – diluted exclude 2 million shares related to stock options and other stock awards for each of the thirteen weeks ended May 2, 2015 and May 3, 2014 as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 2, 2015, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 2, 2015, January 31, 2015, and May 3, 2014, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of May 2, 2015, January 31, 2015, and May 3, 2014 was not material for any individual Action or in total. Subsequent to May 2, 2015 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of May 2, 2015, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. The operating results for the thirteen weeks ended May 2, 2015 and May 3, 2014 also includes Piperlime, which was discontinued as of April 30, 2015. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of May 2, 2015.
Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended May 2, 2015
U.S. (1)	$735	$1,403	$515	$175	$2,828	77%
Canada	69	102	52	1	224	6
Europe	164	—	17	—	181	5
Asia	285	43	27	—	355	10
Other regions	55	4	10	—	69	2
Total	$1,308	$1,552	$621	$176	$3,657	100%
Sales growth (decline)	(9)%	5%	(7)%	(4)%	(3)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended May 3, 2014
U.S. (1)	$828	$1,352	$548	$182	$2,910	77%
Canada	80	101	53	1	235	6
Europe	201	—	23	—	224	6
Asia	286	28	37	—	351	10
Other regions	46	—	8	—	54	1
Total	$1,441	$1,481	$669	$183	$3,774	100%
Sales growth (decline)	(2)%	2%	2%	24%	1%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime, Athleta, and Intermix.

Online sales are reflected within the respective results of each brand and region in the net sales above. Total online sales were $563 million and $575 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.
Net sales by region are allocated based on the location in which the sale was originated. This is determined based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, and beginning in March 2014, Taiwan. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services include order-in-store, reserve-in-store, find-in-store, and ship-from-store. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.

OVERVIEW
Financial results for the first quarter of fiscal 2015 are as follows:

•
Net sales for the first quarter of fiscal 2015 decreased 3 percent compared with the first quarter of fiscal 2014. Excluding the impact of foreign exchange, our net sales decreased 1 percent for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014. See Net Sales discussion for impact of foreign exchange.

•	Comparable sales for the first quarter of fiscal 2015 decreased 4 percent compared with a 1 percent decrease for the first quarter of fiscal 2014.

•
Gross profit for the first quarter of fiscal 2015 was $1.4 billion compared with $1.5 billion for the first quarter of fiscal 2014. Gross margin for the first quarter of fiscal 2015 was 37.8 percent compared with 38.8 percent for the first quarter of fiscal 2014.

•	Operating margin for the first quarter of fiscal 2015 was 10.6 percent compared with 11.7 percent for the first quarter of fiscal 2014.

•
Net income for the first quarter of fiscal 2015 was $239 million compared with $260 million for the first quarter of fiscal 2014, and diluted earnings per share was $0.56 for the first quarter of fiscal 2015 compared with $0.58 for the first quarter of fiscal 2014.

•	During the first quarter of fiscal 2015, we distributed $329 million to shareholders through share repurchases and dividends.
Our full year business priorities for fiscal 2015 remain as follows:

•	creating product with more consistent product acceptance by our customers;

•	evolving our customer experience to better reflect the intersection of digital and physical;

•	attracting, retaining, and developing great talent; and

•	growing globally across our brands and channels.
For fiscal 2015, we expect to continue our investment in digital capabilities and to further enhance our shopping experience for our customers. We also plan to continue our global growth, including opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan. In addition, we also expect to open additional Athleta stores in the United States. Turning around Gap brand remains a top priority as we focus on reestablishing the brand product aesthetic while concurrently reviewing the store fleet for opportunities to optimize and improve productivity.
In fiscal 2015, we expect that foreign exchange rate fluctuations will continue to have a meaningful negative impact on our results, particularly in our largest foreign subsidiaries in Canada and Japan. With the depreciation of the Canadian dollar, Japanese yen, and other foreign currencies, we expect net sales translated into U.S. dollars will decrease and negatively impact our total Company net sales growth. In addition, we expect gross margins for our foreign subsidiaries to be negatively impacted as our merchandise purchases are primarily in U.S. dollars. We expect this negative impact of foreign exchange rate fluctuations to be partially offset by the favorable impact of translation of expenses in foreign currencies into U.S. dollars. In addition to the impact of the foreign exchange rate fluctuations, we also expect that delayed merchandise receipts at the U.S. West Coast ports during the first half of fiscal 2015 will have a meaningful negative impact on our fiscal 2015 operating results.

RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales
The percentage change in comparable ("Comp") sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Gap Global	(10)%	(5)%
Old Navy Global	3%	1%
Banana Republic Global	(8)%	(1)%
The Gap, Inc.	(4)%	(1)%
Comparable online sales favorably impacted total Company Comp sales by 1 percent and 3 percent in the first quarter of fiscal 2015 and 2014, respectively.
Only Company-operated stores are included in the calculations of Comp sales. The calculation of total Company Comp sales includes the results of Athleta and Intermix but excludes the results of our franchise business.
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
A store is considered non-comparable (“Non-comp”) when it has been open and operated by the Company for less than one year or has changed its selling square footage by 15 percent or more within the past year.
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
Online Comp sales are defined as sales through online channels in those countries where we have existing Comp store sales.
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net sales per average square foot (1)	$78	$83
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 31, 2015	13 Weeks Ended May 2, 2015		May 2, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	10	7	963	10.1
Gap Asia	266	15	—	281	2.8
Gap Europe	189	1	2	188	1.6
Old Navy North America	1,013	4	7	1,010	17.1
Old Navy Asia	43	7	—	50	0.8
Banana Republic North America	610	6	4	612	5.1
Banana Republic Asia	44	2	—	46	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	101	4	—	105	0.4
Intermix North America	42	1	—	43	0.1
Piperlime North America	1	—	1	—	—
Company-operated stores total	3,280	50	21	3,309	38.3
Franchise	429	14	3	440	N/A
Total	3,709	64	24	3,749	38.3
Increase over prior year				5.2%	3.0%

	February 1, 2014	13 Weeks Ended May 3, 2014		May 3, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	3	5	966	10.1
Gap Asia	228	4	1	231	2.3
Gap Europe	193	—	3	190	1.6
Old Navy North America	1,004	7	6	1,005	17.2
Old Navy Asia	18	5	—	23	0.3
Banana Republic North America	596	3	1	598	5.0
Banana Republic Asia	43	3	—	46	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	6	—	71	0.3
Intermix North America	37	—	—	37	0.1
Piperlime North America	1	—	—	1	—
Company-operated stores total	3,164	31	16	3,179	37.2
Franchise	375	15	4	386	N/A
Total	3,539	46	20	3,565	37.2
Increase over prior year				4.0%	0.5%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2015 decreased $117 million, or 3 percent, compared with the first quarter of fiscal 2014 primarily due to the unfavorable impact of foreign exchange of $88 million and a decrease in net sales primarily at Gap and Banana Republic; partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the Japanese yen and Canadian dollar against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2014 were translated at exchange rates applicable during the first quarter of fiscal 2015. Excluding the impact of foreign exchange, our net sales for the first quarter of fiscal 2015 decreased 1 percent on a constant currency basis compared with the first quarter of fiscal 2014. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Cost of goods sold and occupancy expenses	$2,275	$2,308
Gross profit	$1,382	$1,466
Cost of goods sold and occupancy expenses as a percentage of net sales	62.2%	61.2%
Gross margin	37.8%	38.8%
Cost of goods sold and occupancy expenses increased 1.0 percentage point in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014.

•	Cost of goods sold was flat as a percentage of net sales in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014.

•
Occupancy expenses increased 1.0 percentage point in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014, primarily driven by a decrease in net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Operating expenses	$996	$1,023
Operating expenses as a percentage of net sales	27.2%	27.1%
Operating margin	10.6%	11.7%
Operating expenses decreased $27 million, but increased 0.1 percentage point, in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014. The decrease in operating expenses was primarily due to the favorable translation impact as a result of foreign exchange rate fluctuations.

Interest Expense

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Interest expense	$5	$17
Interest expense for the first quarter of fiscal 2015 includes $19 million of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes, partially offset by a reversal of approximately $14 million of tax-related interest expense primarily resulting from a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. Interest expense for the first quarter of fiscal 2014 primarily consists of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Income taxes	$143	$166
Effective tax rate	37.4%	39.0%
The decrease in the effective tax rate for the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to the indefinite reinvestment of certain additional foreign fiscal 2015 earnings to be used to fund international growth and the favorable impact of changes in the mix of pre-tax income between our domestic and international operations.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, share repurchases, and payment of taxes. As of May 2, 2015, cash and cash equivalents were $1.2 billion. As of May 2, 2015, over half of our cash and cash equivalents were held in the U.S. and are generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2015 decreased $302 million compared with the first quarter of fiscal 2014, primarily due to the following:

•	a decrease of $181 million related to other current assets and other long-term assets primarily due to the change in timing of payments received related to our credit card program;

•	a decrease of $138 million related to merchandise inventory primarily due to the volume and timing of receipts;

•
a decrease of $108 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in the first quarter of fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company, which is being amortized over the term of the contract;

•	a decrease of $21 million in net income; partially offset by

•	an increase of $124 million related to accounts payable primarily due to the volume and timing of merchandise payments; and

•
an increase of $60 million related to accrued expenses and other current liabilities primarily due to a lower bonus payout in the first quarter of fiscal 2015 compared with the bonus payout in the first quarter of fiscal 2014.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first quarter of fiscal 2015 decreased $13 million compared with the first quarter of fiscal 2014, primarily due to the following:

•	$12 million less property and equipment purchases.

Cash Flows from Financing Activities
Net cash used for financing activities during the first quarter of fiscal 2015 increased $25 million compared with the first quarter of fiscal 2014, primarily due to the following:

•	$19 million more tax withholding payments related to the vesting of stock units.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 2, 2015	May 3, 2014
Net cash provided by operating activities	$211	$513
Less: Purchases of property and equipment	(150)	(162)
Free cash flow	$61	$351

Long-Term Debt and Credit Facilities
Certain financial information about the Company's long-term debt and credit facilities is set forth under the heading "Debt and Credit Facilities" in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.23 per share and $0.22 per share during the first quarter of fiscal 2015 and fiscal 2014, respectively. Including the dividend paid during the first quarter of fiscal 2015, we intend to pay an annual dividend of $0.92 per share for fiscal 2015 compared with the annual dividend of $0.88 per share for fiscal 2014.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 31, 2015, other than those which occur in the normal course of business. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of May 2, 2015 has not significantly changed since January 31, 2015. Our market risk profile as of January 31, 2015 is disclosed in our Annual Report on Form 10-K. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 2, 2015 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (February 1 - February 28)	3,037,706	$41.02	3,037,706	$1,177	million
Month #2 (March 1 - April 4)	1,243,839	$41.43	1,243,839	$1,126	million
Month #3 (April 5 - May 2)	1,332,226	$40.59	1,332,226	$1,072	million
Total	5,613,771	$41.01	5,613,771
__________

(1)
On October 16, 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization. On February 26, 2015, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. These authorizations have no expiration date.

Item 6.	Exhibits.

10.1	Agreement with Sabrina Simmons dated February 1, 2015 and confirmed on February 3, 2015. (1)
10.2	Agreement with Stefan Larsson dated February 1, 2015 and confirmed on February 4, 2015. (1)
10.3	Agreement with Roberta Silten dated April 28, 2015 and confirmed on April 29, 2015. (1)
10.4
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of shareholders held on May 19, 2015, Commission File No. 1-7562.

10.5	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.
10.6	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.
10.7	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.
10.8
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	June 8, 2015	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	June 8, 2015	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Agreement with Sabrina Simmons dated February 1, 2015 and confirmed on February 3, 2015. (1)
10.2	Agreement with Stefan Larsson dated February 1, 2015 and confirmed on February 4, 2015. (1)
10.3	Agreement with Roberta Silten dated April 28, 2015 and confirmed on April 29, 2015. (1)
10.4
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of shareholders held on May 19, 2015, Commission File No. 1-7562.

10.5	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.
10.6	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.
10.7	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.
10.8
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.