Form 10-Q
period 2015-08-01
GAP INC
filed 2015-09-08
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 28, 2015 was 406,745,460.

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

•
turning around Gap brand, including improving the brand's business performance, right-sizing the fleet, streamlining the headquarter workforce, and developing a clear, on-brand product aesthetic framework;

•	continuing investment in digital capabilities;

•	further enhancing our shopping experience for our customers;

•	continuing our global growth, including opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan;

•	opening additional Athleta stores;

•	the impact of foreign exchange rate fluctuations on our financial results;

•	charges in fiscal 2015 associated with the strategic actions primarily related to Gap brand;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2015; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 8, 2015, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,043	$1,515	$1,518
Merchandise inventory	2,005	1,889	1,948
Other current assets	899	913	778
Total current assets	3,947	4,317	4,244
Property and equipment, net of accumulated depreciation of $5,671, $5,532, and $5,539	2,740	2,773	2,739
Other long-term assets	600	600	695
Total assets	$7,287	$7,690	$7,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$20	$21	$24
Accounts payable	1,206	1,173	1,227
Accrued expenses and other current liabilities	954	1,020	985
Income taxes payable	4	20	26
Total current liabilities	2,184	2,234	2,262
Long-term liabilities:
Long-term debt	1,328	1,332	1,369
Lease incentives and other long-term liabilities	1,104	1,141	1,101
Total long-term liabilities	2,432	2,473	2,470
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 410, 421, and 434 shares	20	21	22
Retained earnings	2,507	2,797	2,795
Accumulated other comprehensive income	144	165	129
Total stockholders’ equity	2,671	2,983	2,946
Total liabilities and stockholders’ equity	$7,287	$7,690	$7,678
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$3,898	$3,981	$7,555	$7,755
Cost of goods sold and occupancy expenses	2,440	2,412	4,715	4,720
Gross profit	1,458	1,569	2,840	3,035
Operating expenses	1,089	1,002	2,085	2,025
Operating income	369	567	755	1,010
Interest expense	17	19	22	36
Interest income	(1)	(1)	(2)	(1)
Income before income taxes	353	549	735	975
Income taxes	134	217	277	383
Net income	$219	$332	$458	$592
Weighted-average number of shares - basic	417	439	419	442
Weighted-average number of shares - diluted	418	443	421	447
Earnings per share - basic	$0.53	$0.76	$1.09	$1.34
Earnings per share - diluted	$0.52	$0.75	$1.09	$1.32
Cash dividends declared and paid per share	$0.23	$0.22	$0.46	$0.44
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$219	$332	$458	$592
Other comprehensive income (loss), net of tax:
Foreign currency translation	(13)	(2)	(7)	9
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $17, $1, $13, and $(3)	36	3	26	(8)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(8), $(2), $(17), and $(5)	(19)	(2)	(40)	(7)
Other comprehensive income (loss), net of tax	4	(1)	(21)	(6)
Comprehensive income	$223	$331	$437	$586
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$458	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	271
Amortization of lease incentives	(31)	(31)
Share-based compensation	43	53
Tax benefit from exercise of stock options and vesting of stock units	23	24
Excess tax benefit from exercise of stock options and vesting of stock units	(24)	(25)
Non-cash and other items	(12)	(41)
Deferred income taxes	2	(16)
Changes in operating assets and liabilities:
Merchandise inventory	(124)	(18)
Other current assets and other long-term assets	36	206
Accounts payable	36	(14)
Accrued expenses and other current liabilities	(56)	(130)
Income taxes payable, net of prepaid and other tax-related items	(16)	(10)
Lease incentives and other long-term liabilities	13	135
Net cash provided by operating activities	642	996
Cash flows from investing activities:
Purchases of property and equipment	(301)	(328)
Proceeds from sale of property and equipment	—	121
Other	(1)	(1)
Net cash used for investing activities	(302)	(208)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	53	43
Withholding tax payments related to vesting of stock units	(68)	(47)
Repurchases of common stock	(622)	(608)
Excess tax benefit from exercise of stock options and vesting of stock units	24	25
Cash dividends paid	(192)	(194)
Other	(1)	—
Net cash used for financing activities	(806)	(781)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(6)	1
Net increase (decrease) in cash and cash equivalents	(472)	8
Cash and cash equivalents at beginning of period	1,515	1,510
Cash and cash equivalents at end of period	$1,043	$1,518
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$70	$75
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$39	$39
Cash paid for income taxes during the period, net of refunds	$266	$385
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of August 1, 2015 and August 2, 2014, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2015 and August 2, 2014 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of August 1, 2015 and August 2, 2014 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 31, 2015 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended August 1, 2015 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2016.

Note 2. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of the ASU on our Condensed Consolidated Financial Statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2015. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory, Simplifying the Measurement of Inventory, which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements.
Note 3. Debt and Credit Facilities

($ in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Notes	$1,248	$1,247	$1,247
Japan Term Loan	100	106	146
Total long-term debt	1,348	1,353	1,393
Less: Current portion	(20)	(21)	(24)
Total long-term debt, less current portion	$1,328	$1,332	$1,369
As of August 1, 2015, January 31, 2015, and August 2, 2014, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.40 billion, $1.44 billion, and $1.43 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.

As of August 1, 2015, January 31, 2015, and August 2, 2014, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($20 million as of August 1, 2015) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($60 million as of August 1, 2015) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which was set to expire in May 2018. On May 20, 2015, the Facility was amended under substantially similar terms to extend the expiration date to May 2020 and improve the pricing structure. There were no borrowings and no material outstanding standby letters of credit under the Facility as of August 1, 2015.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $50 million as of August 1, 2015. As of August 1, 2015, there were no borrowings under the Foreign Facilities. There were $12 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of August 1, 2015.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have an expiration date. As of August 1, 2015, we had $21 million in standby letters of credit issued under these agreements. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which expires in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of August 1, 2015.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended August 1, 2015 or August 2, 2014. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended August 1, 2015 or August 2, 2014.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 1, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$239	$96	$143	$—
Derivative financial instruments	141	—	141	—
Deferred compensation plan assets	46	46	—	—
Total	$426	$142	$284	$—
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$429	$88	$341	$—
Derivative financial instruments	157	—	157	—
Deferred compensation plan assets	40	40	—	—
Total	$626	$128	$498	$—
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 2, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$426	$157	$269	$—
Derivative financial instruments	41	—	41	—
Deferred compensation plan assets	44	44	—	—
Total	$511	$201	$310	$—
Liabilities:
Derivative financial instruments	$16	$—	$16	$—
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
There were no material impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended August 1, 2015 or August 2, 2014.
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In June 2015, the Company announced a series of strategic actions to position Gap brand for improved business performance in the future, including its plan to close about 175 Gap brand specialty stores in North America and a limited number of European stores over the next few years. As a result, we reviewed the global Gap brand specialty fleet for impairment during the thirteen weeks ended August 1, 2015.
For the thirteen weeks ended August 1, 2015, we recorded a charge for the impairment of long-lived assets of $37 million, primarily related to Gap brand. The amount was recorded in operating expenses in the Condensed Consolidated Statement of Income. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $43 million to their fair value of $6 million during the thirteen weeks ended August 1, 2015.
The fair value of the long-lived assets was determined using level 3 inputs and based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is primarily at the store level.
There were no material impairment charges recorded for other long-lived assets for the thirteen and twenty-six weeks ended August 2, 2014.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 1, 2015 or August 2, 2014 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended August 1, 2015 or August 2, 2014 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	August 1, 2015		January 31, 2015		August 2, 2014
U.S. dollars (1)		$1,768		$1,395		$1,643
Canadian dollars	C$	40	C$	14	C$	14
Euro		€—		€1		€26
Japanese Yen		¥1,523		¥—		¥—
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 1, 2015	January 31, 2015	August 2, 2014
Derivatives designated as cash flow hedges:
Other current assets	$95	$115	$29
Other long-term assets	$29	$23	$6
Accrued expenses and other current liabilities	$3	$—	$11
Lease incentives and other long-term liabilities	$4	$—	$3

Derivatives designated as net investment hedges:
Other current assets	$—	$1	$1
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$17	$18	$5
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$1	$1	$2
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$141	$157	$41
Total derivatives in a liability position	$8	$1	$16
The majority of the unrealized gains and losses from designated cash flow hedges as of August 1, 2015 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of August 1, 2015 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $5 million, $1 million, and $4 million as of August 1, 2015, January 31, 2015, and August 2, 2014, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $136 million, $156 million, and $37 million and the net amounts of the derivative financial instruments in a liability position would be $3 million, zero, and $12 million as of August 1, 2015, January 31, 2015, and August 2, 2014, respectively.

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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$53	$4	$39	$(11)
Gain reclassified into cost of goods sold and occupancy expenses	$26	$3	$54	$10
Gain reclassified into operating expenses	$1	$1	$3	$2

Derivatives in net investment hedging relationships:
Gain recognized in other comprehensive income	$2	$1	$1	$—
For the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
There were no material gains or losses on foreign exchange forward contracts not designated as hedging instruments that were recorded in operating expenses in the Condensed Consolidated Statements of Income, on a pre-tax basis, for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014.

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Number of shares repurchased	10.0	9.0	15.6	14.6
Total cost	$377	$364	$607	$583
Average per share cost including commissions	$37.60	$40.61	$38.82	$40.09

Between November 2013 and February 2015, the Board of Directors authorized a total of $2.5 billion for share repurchases, of which $695 million was remaining as of August 1, 2015.
All of the share repurchases were paid for as of August 1, 2015. All except $15 million and $5 million of total share repurchases were paid for as of January 31, 2015 and August 2, 2014, respectively.  All common stock repurchased is immediately retired.

Note 7. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock units	$16	$24	$34	$46
Stock options	3	3	6	5
Employee stock purchase plan	2	1	3	2
Share-based compensation expense	21	28	43	53
Less: Income tax benefit	(8)	(11)	(16)	(21)
Share-based compensation expense, net of tax	$13	$17	$27	$32

Note 8. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
13 Weeks Ended May 2, 2015:
Foreign currency translation	6	—	6
Change in fair value of derivative financial instruments	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Other comprehensive income (loss), net	6	(31)	(25)
Balance at May 2, 2015	66	74	140
13 Weeks Ended August 1, 2015:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	36	36
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Other comprehensive income (loss), net	(13)	17	4
Balance at August 1, 2015	$53	$91	$144

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
13 Weeks Ended May 3, 2014:
Foreign currency translation	11	—	11
Change in fair value of derivative financial instruments	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Other comprehensive income (loss), net	11	(16)	(5)
Balance at May 3, 2014	118	12	130
13 Weeks Ended August 2, 2014:
Foreign currency translation	(2)	—	(2)
Change in fair value of derivative financial instruments	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Other comprehensive income (loss), net	(2)	1	(1)
Balance at August 2, 2014	$116	$13	$129
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of August 1, 2015, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $5 million, primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
During the twenty-six weeks ended August 1, 2015, we recognized an interest expense reversal of approximately $15 million primarily as a result of a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. We reduced our unrecognized tax benefits for this matter by $31 million, and there was no impact on the tax provision due to the offsetting decrease for the U.S. indirect effect of these unrecognized tax benefits.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Weighted-average number of shares - basic	417	439	419	442
Common stock equivalents	1	4	2	5
Weighted-average number of shares - diluted	418	443	421	447
The above computations of weighted-average number of shares – diluted exclude 3 million and 2 million shares related to stock options and other stock awards for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, and 3 million and 2 million shares related to stock options and other stock awards for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of August 1, 2015, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 1, 2015, January 31, 2015, and August 2, 2014, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of August 1, 2015, January 31, 2015, and August 2, 2014 was not material for any individual Action or in total. Subsequent to August 1, 2015 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of August 1, 2015, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. The operating results for the twenty-six weeks ended August 1, 2015 and the thirteen and twenty-six weeks ended August 2, 2014 also include Piperlime, which was discontinued as of April 30, 2015. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of August 1, 2015.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended August 1, 2015
U.S. (1)	$795	$1,500	$563	$177	$3,035	78%
Canada	88	124	59	1	272	7
Europe	176	—	20	—	196	5
Asia	270	49	27	—	346	9
Other regions	39	2	8	—	49	1
Total	$1,368	$1,675	$677	$178	$3,898	100%
Sales growth (decline)	(7)%	3%	(4)%	(4)%	(2)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended August 2, 2014
U.S. (1)	$850	$1,460	$576	$185	$3,071	77%
Canada	95	127	58	1	281	7
Europe	206	—	26	—	232	6
Asia	274	35	37	—	346	9
Other regions	44	—	7	—	51	1
Total	$1,469	$1,622	$704	$186	$3,981	100%
Sales growth	—%	5%	3%	9%	3%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended August 1, 2015
U.S. (1)	$1,530	$2,903	$1,078	$352	$5,863	78%
Canada	157	226	111	2	496	6
Europe	340	—	37	—	377	5
Asia	555	92	54	—	701	9
Other regions	94	6	18	—	118	2
Total	$2,676	$3,227	$1,298	$354	$7,555	100%
Sales growth (decline)	(8)%	4%	(5)%	(4)%	(3)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended August 2, 2014
U.S. (1)	$1,678	$2,812	$1,124	$367	$5,981	77%
Canada	175	228	111	2	516	7
Europe	407	—	49	—	456	6
Asia	560	63	74	—	697	9
Other regions	90	—	15	—	105	1
Total	$2,910	$3,103	$1,373	$369	$7,755	100%
Sales growth (decline)	(1)%	3%	2%	16%	2%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta and Intermix.

(3)	Includes Piperlime, Athleta, and Intermix.
Online sales are reflected within the respective results of each brand and region in the net sales above. Total online sales were $529 million and $515 million for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively. Total online sales were $1.1 billion for each of the twenty-six weeks ended August 1, 2015 and August 2, 2014.

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

OVERVIEW
Our results for the second quarter and the first half of fiscal 2015 were negatively impacted by:

•	foreign exchange rate fluctuations;

•	delayed or canceled receipts of merchandise due to U.S. West Coast port congestion; and

•	certain charges incurred in connection with the Company's strategic actions primarily related to Gap brand.
Financial results for the second quarter of fiscal 2015 are as follows:

•
Net sales for the second quarter of fiscal 2015 decreased 2 percent compared with the second quarter of fiscal 2014. Excluding the impact of foreign exchange, our net sales were flat for the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014. See Net Sales discussion for impact of foreign exchange.

•	Comparable sales for the second quarter of fiscal 2015 decreased 2 percent compared with flat for the second quarter of fiscal 2014.

•
Operating margin for the second quarter of fiscal 2015 was 9.5 percent compared with 14.2 percent for the second quarter of fiscal 2014. Operating margin for the second quarter of fiscal 2015 was negatively impacted by foreign exchange, U.S. West Coast port congestion, and certain charges related to strategic actions as noted above.

•
Net income for the second quarter of fiscal 2015 was $219 million compared with $332 million for the second quarter of fiscal 2014, and diluted earnings per share was $0.52 for the second quarter of fiscal 2015 compared with $0.75 for the second quarter of fiscal 2014.

•	During the first half of fiscal 2015, we distributed $814 million to shareholders through share repurchases and dividends.
For fiscal 2015, turning around Gap brand remains a top priority as we focus on improving the brand's business performance. Further, we expect to continue our investment in digital capabilities and to further enhance our shopping experience for our customers. We also plan to continue our global growth, including opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan. In addition, we also expect to open additional Athleta stores in the United States.
In fiscal 2015, we expect that foreign exchange rate fluctuations will continue to have a meaningful negative impact on our results, particularly in our largest foreign subsidiaries in Canada and Japan. With the depreciation of the Canadian dollar, Japanese yen, and other foreign currencies, we expect net sales translated into U.S. dollars will negatively impact our total Company net sales growth. In addition, we expect gross margins for our foreign subsidiaries to be negatively impacted as our merchandise purchases are primarily in U.S. dollars. We expect this negative impact of foreign exchange rate fluctuations to be partially offset by the favorable impact of translation of expenses in foreign currencies into U.S. dollars.
In June 2015, we announced a series of strategic actions to position Gap brand for improved business performance in the future, including our decision to right-size the Gap brand store fleet and streamline the brand's headquarter workforce. The Company expects to close approximately 175 specialty stores in North America and a limited number of European stores over the next few years, with about 140 closures occurring in fiscal 2015. The brand’s headquarter workforce is expected to be reduced by approximately 250 roles during fiscal 2015. In connection with the store closures and workforce reduction, the Company incurred certain charges during the second quarter of fiscal 2015, primarily consisting of lease termination fees, lease losses, and employee related expenses, as well as impairment of store assets related to closing stores. We are also developing a clear, on-brand product aesthetic framework that will help strengthen the Gap brand to compete more successfully on the global stage. As part of the effort to turn around the brand business performance, the Company also incurred additional charges during the second quarter of fiscal 2015, primarily consisting of impairment of store assets related to underperforming stores and impairment of inventory that did not meet brand standards.

The charges incurred in the second quarter of fiscal 2015 related to the Company's strategic actions primarily related to Gap brand are as follows:

($ in millions)	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Charges
Store closures and workforce reduction:
Lease termination fees and lease losses	$—	$23	$23
Employee related expenses	1	9	10
Store asset impairment	1	3	4
Other	(1)	3	2
Total	1	38	39

Other charges:
Store asset impairment related to underperforming stores	—	33	33
Inventory impairment	11	—	11
Total	11	33	44

Total charges related to strategic actions	$12	$71	$83
Including the charges incurred in the second quarter of fiscal 2015, the Company expects to incur approximately $130 million to $140 million of charges in fiscal 2015 associated with the strategic actions primarily related to Gap brand.
RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales
The percentage change in comparable ("Comp") sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Gap Global	(6)%	(5)%	(8)%	(5)%
Old Navy Global	3%	4%	3%	3%
Banana Republic Global	(4)%	—%	(6)%	—%
The Gap, Inc.	(2)%	—%	(3)%	(1)%
Comparable online sales favorably impacted total Company Comp sales by 2 percent in each of the second quarter of fiscal 2015 and 2014. Comparable online sales favorably impacted total Company Comp sales by 1 percent and 2 percent in the first half of fiscal 2015 and 2014, respectively.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales per average square foot (1)	$86	$90	164	$174
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 31, 2015	26 Weeks Ended August 1, 2015		August 1, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	16	33	943	9.9
Gap Asia	266	21	1	286	2.8
Gap Europe	189	4	4	189	1.6
Old Navy North America	1,013	11	11	1,013	17.1
Old Navy Asia	43	8	—	51	0.8
Banana Republic North America	610	10	6	614	5.1
Banana Republic Asia	44	4	—	48	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	101	10	—	111	0.5
Intermix North America	42	1	—	43	0.1
Piperlime North America	1	—	1	—	—
Company-operated stores total	3,280	85	56	3,309	38.2
Franchise	429	21	8	442	N/A
Total	3,709	106	64	3,751	38.2
Increase over prior year				4.4%	2.1%

	February 1, 2014	26 Weeks Ended August 2, 2014		August 2, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	16	18	966	10.1
Gap Asia	228	9	2	235	2.4
Gap Europe	193	—	3	190	1.6
Old Navy North America	1,004	13	11	1,006	17.2
Old Navy Asia	18	10	—	28	0.4
Banana Republic North America	596	10	8	598	5.0
Banana Republic Asia	43	4	—	47	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	14	—	79	0.3
Intermix North America	37	2	—	39	0.1
Piperlime North America	1	—	—	1	—
Company-operated stores total	3,164	78	42	3,200	37.4
Franchise	375	25	6	394	N/A
Total	3,539	103	48	3,594	37.4
Increase over prior year				4.4%	1.6%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the second quarter of fiscal 2015 decreased $83 million, or 2 percent, compared with the second quarter of fiscal 2014 primarily due to the unfavorable impact of foreign exchange of $100 million and a decrease in net sales primarily at Gap and Banana Republic; partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the Japanese yen and Canadian dollar against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2014 were translated at exchange rates applicable during the second quarter of fiscal 2015. Excluding the impact of foreign exchange, our net sales for the second quarter of fiscal 2015 were flat on a constant currency basis compared with the second quarter of fiscal 2014. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Our net sales for the first half of fiscal 2015 decreased $200 million, or 3 percent, compared with the first half of fiscal 2014 primarily due to the unfavorable impact of foreign exchange of $188 million and a decrease in net sales primarily at Gap and Banana Republic; partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the Japanese yen and Canadian dollar against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2014 were translated at exchange rates applicable during the first half of fiscal 2015. Excluding the impact of foreign exchange, our net sales for the first half of fiscal 2015 were flat on a constant currency basis compared with the first half of fiscal 2014. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Cost of goods sold and occupancy expenses	$2,440	$2,412	$4,715	$4,720
Gross profit	$1,458	$1,569	$2,840	$3,035
Cost of goods sold and occupancy expenses as a percentage of net sales	62.6%	60.6%	62.4%	60.9%
Gross margin	37.4%	39.4%	37.6%	39.1%
Cost of goods sold and occupancy expenses increased 2.0 percentage points in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014.

•
Cost of goods sold increased 1.6 percentage points in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 primarily driven by increased markdown activities and incremental shipping cost partially due to the U.S. West Coast port congestion. Cost of goods sold in the second quarter of fiscal 2015 was also negatively impacted by foreign exchange as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses increased 0.4 percentage points in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses increased 1.5 percentage points in the first half of fiscal 2015 compared with the first half of fiscal 2014.

•
Cost of goods sold increased 0.8 percentage points in the first half of fiscal 2015 compared with the first half of fiscal 2014 primarily driven by increased markdown activities and incremental shipping cost partially due to the U.S. West Coast port congestion. Cost of goods sold in the first half of fiscal 2015 was also negatively impacted by foreign exchange as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses increased 0.7 percentage points in the first half of fiscal 2015 compared with the first half of fiscal 2014, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Operating expenses	$1,089	$1,002	$2,085	$2,025
Operating expenses as a percentage of net sales	27.9%	25.2%	27.6%	26.1%
Operating margin	9.5%	14.2%	10.0%	13.0%
Operating expenses increased $87 million, or 2.7 percentage points, in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014. Operating expenses increased $60 million, or 1.5 percentage points, in the first half of fiscal 2015 compared with the first half of fiscal 2014.
The increase in operating expenses for the second quarter and the first half of fiscal 2015 compared with the respective periods of fiscal 2014 was primarily due to charges associated with the store closures, workforce reduction, and store asset impairment, primarily related to Gap brand incurred in the second quarter of fiscal 2015, as well as the gain on sale of a building recognized in the second quarter of fiscal 2014; partially offset by the favorable translation impact as a result of foreign exchange rate fluctuations.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Interest expense	$17	$19	$22	$36
Interest expense for the second quarter of fiscal 2015 and 2014 primarily consists of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes.
Interest expense for the first half of fiscal 2015 includes $37 million of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes, partially offset by a reversal of approximately $15 million of tax-related interest expense primarily resulting from a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. Interest expense for the first half of fiscal 2014 primarily consists of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Income taxes	$134	$217	$277	$383
Effective tax rate	38.0%	39.5%	37.7%	39.3%
The decrease in the effective tax rate for the second quarter and first half of fiscal 2015 compared with the second quarter and first half of fiscal 2014 was primarily due to the indefinite reinvestment of certain foreign fiscal 2015 earnings, which will be used to fund international growth.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, share repurchases, and payment of taxes. As of August 1, 2015, cash and cash equivalents were $1.0 billion. As of August 1, 2015, over half of our cash and cash equivalents were held in the U.S. and are generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first half of fiscal 2015 decreased $354 million compared with the first half of fiscal 2014, primarily due to the following:

•
a decrease of $170 million related to other current assets and other long-term assets primarily due to the change in timing of payments received related to our credit card program, which resulted in increased cash inflow in the first half of fiscal 2014;

•	a decrease of $134 million in net income;

•
a decrease of $122 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in the first half of fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company, which is being amortized over the term of the contract;

•	a decrease of $106 million related to merchandise inventory primarily due to the volume and timing of receipts; partially offset by

•
an increase of $74 million related to accrued expenses and other current liabilities primarily due to a lower bonus payout in the first half of fiscal 2015 compared with the bonus payout in the first half of fiscal 2014; and

•	an increase of $50 million related to accounts payable primarily due to the timing of merchandise payments.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first half of fiscal 2015 increased $94 million compared with the first half of fiscal 2014, primarily due to the following:

•	$121 million of proceeds from the sale of a building owned but no longer occupied by the Company in the first half of fiscal 2014; partially offset by

•	$27 million less property and equipment purchases.

Cash Flows from Financing Activities
Net cash used for financing activities during the first half of fiscal 2015 increased $25 million compared with the first half of fiscal 2014, primarily due to the following:

•	$14 million more repurchases of common stock; and

•	$11 million more net cash outflows related to issuances under share-based compensation plans and withholding tax payments related to vesting of stock units.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$642	$996
Less: Purchases of property and equipment	(301)	(328)
Free cash flow	$341	$668

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
We paid a dividend of $0.46 per share and $0.44 per share during the first half of fiscal 2015 and fiscal 2014, respectively. Including the dividend paid during the first half of fiscal 2015, we intend to pay an annual dividend of $0.92 per share for fiscal 2015 compared with the annual dividend of $0.88 per share for fiscal 2014.

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
Our market risk profile as of August 1, 2015 has not significantly changed since January 31, 2015. Our market risk profile as of January 31, 2015 is disclosed in our Annual Report on Form 10-K. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 1, 2015 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 3 - May 30)	1,981,515	$38.99	1,981,515	$995	million
Month #2 (May 31 - July 4)	1,781,780	$38.69	1,781,780	$926	million
Month #3 (July 5 - August 1)	6,271,246	$36.84	6,271,246	$695	million
Total	10,034,541	$37.60	10,034,541
__________

(1)
On October 16, 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization. This authorization was fully utilized by the end of May 2015. On February 26, 2015, we announced that the Board of Directors approved a new $1 billion share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

10.1
Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Retail Bank) and Synchrony Financial, dated as of May 8, 2015. (1) (2)

10.2	Amended and Restated Revolving Credit Agreement dated as of May 20, 2015. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

__________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	September 8, 2015	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	September 8, 2015	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1
Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Retail Bank) and Synchrony Financial, dated as of May 8, 2015. (1) (2)

10.2	Amended and Restated Revolving Credit Agreement dated as of May 20, 2015. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

_____________________________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.