Form 10-Q
period 2015-10-31
GAP INC
filed 2015-12-08
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 27, 2015 was 401,902,135.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	announced strategic actions related to Gap brand, including planned store closures in North America, Europe and Asia, and the timing of the store closures;

•	the impact of the potential settlement of outstanding tax matters and the closing of audits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	the impact of new product to market processes on product acceptance;

•	continuing investment in digital capabilities;

•	further enhancing our shopping experience for our customers;

•	continuing our global growth, including opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan;

•	opening additional Athleta stores;

•	the impact of foreign exchange rate fluctuations on our financial results;

•
announced strategic actions to position Gap brand for improved business performance, including right-sizing the fleet, streamlining the headquarter workforce, and developing a clear, on-brand product aesthetic framework;

•	charges in fiscal 2015 associated with the strategic actions primarily related to Gap brand;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2015; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 8, 2015, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,042	$1,515	$954
Merchandise inventory	2,498	1,889	2,553
Other current assets	821	913	816
Total current assets	4,361	4,317	4,323
Property and equipment, net of accumulated depreciation of $5,673, $5,532, and $5,555	2,814	2,773	2,777
Other long-term assets	631	600	719
Total assets	$7,806	$7,690	$7,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$421	$21	$22
Accounts payable	1,327	1,173	1,477
Accrued expenses and other current liabilities	997	1,020	1,011
Income taxes payable	23	20	12
Total current liabilities	2,768	2,234	2,522
Long-term liabilities:
Long-term debt	1,331	1,332	1,358
Lease incentives and other long-term liabilities	1,098	1,141	1,084
Total long-term liabilities	2,429	2,473	2,442
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 404, 421, and 424 shares	20	21	21
Retained earnings	2,484	2,797	2,680
Accumulated other comprehensive income	105	165	154
Total stockholders’ equity	2,609	2,983	2,855
Total liabilities and stockholders’ equity	$7,806	$7,690	$7,819
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$3,857	$3,972	$11,412	$11,727
Cost of goods sold and occupancy expenses	2,417	2,376	7,132	7,096
Gross profit	1,440	1,596	4,280	4,631
Operating expenses	1,026	1,042	3,111	3,067
Operating income	414	554	1,169	1,564
Interest expense	19	19	41	55
Interest income	(1)	(1)	(3)	(2)
Income before income taxes	396	536	1,131	1,511
Income taxes	148	185	425	568
Net income	$248	$351	$706	$943
Weighted-average number of shares - basic	406	432	415	439
Weighted-average number of shares - diluted	408	437	417	444
Earnings per share - basic	$0.61	$0.81	$1.70	$2.15
Earnings per share - diluted	$0.61	$0.80	$1.69	$2.12
Cash dividends declared and paid per share	$0.23	$0.22	$0.69	$0.66
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income	$248	$351	$706	$943
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)	(22)	(9)	(13)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(4), $27, $9, and $24	(4)	59	22	51
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(14), $(6), $(31), and $(11)	(33)	(12)	(73)	(19)
Other comprehensive income (loss), net of tax	(39)	25	(60)	19
Comprehensive income	$209	$376	$646	$962
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income	$706	$943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438	412
Amortization of lease incentives	(48)	(47)
Share-based compensation	58	76
Tax benefit from exercise of stock options and vesting of stock units	22	34
Excess tax benefit from exercise of stock options and vesting of stock units	(24)	(35)
Non-cash and other items	(45)	(52)
Deferred income taxes	(6)	(29)
Changes in operating assets and liabilities:
Merchandise inventory	(615)	(644)
Other current assets and other long-term assets	30	174
Accounts payable	149	244
Accrued expenses and other current liabilities	(24)	(99)
Income taxes payable, net of prepaid and other tax-related items	69	(8)
Lease incentives and other long-term liabilities	24	145
Net cash provided by operating activities	734	1,114
Cash flows from investing activities:
Purchases of property and equipment	(505)	(508)
Proceeds from sale of property and equipment	—	121
Other	(4)	(1)
Net cash used for investing activities	(509)	(388)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	400	—
Proceeds from issuances under share-based compensation plans	60	76
Withholding tax payments related to vesting of stock units	(68)	(51)
Repurchases of common stock	(822)	(1,046)
Excess tax benefit from exercise of stock options and vesting of stock units	24	35
Cash dividends paid	(285)	(290)
Other	(1)	—
Net cash used for financing activities	(692)	(1,276)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(6)	(6)
Net decrease in cash and cash equivalents	(473)	(556)
Cash and cash equivalents at beginning of period	1,515	1,510
Cash and cash equivalents at end of period	$1,042	$954
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$85	$93
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$76	$77
Cash paid for income taxes during the period, net of refunds	$338	$570
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of October 31, 2015 and November 1, 2014, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2015 and November 1, 2014 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of October 31, 2015 and November 1, 2014 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 31, 2015 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended October 31, 2015 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2016.

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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of the ASU on our Condensed Consolidated Financial Statements.

Note 3. Debt and Credit Facilities
Total long-term debt, less current portion, is as follows:

($ in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Notes	$1,248	$1,247	$1,247
Japan Term Loan	104	106	133
Total long-term debt	1,352	1,353	1,380
Less: Current portion	(21)	(21)	(22)
Total long-term debt, less current portion	$1,331	$1,332	$1,358
As of October 31, 2015, January 31, 2015, and November 1, 2014, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.33 billion, $1.44 billion, and $1.41 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of October 31, 2015, January 31, 2015, and November 1, 2014, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($21 million as of October 31, 2015) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($62 million as of October 31, 2015) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
In October 2015, we entered into a $400 million unsecured term loan (the “Term Loan”). The Term Loan matures and is payable in full on October 15, 2016, but may be extended until October 15, 2017. As of October 31, 2015, the carrying amount of our $400 million Term Loan approximated its fair value due to the short-term nature of the loan. Interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin. The Term Loan is included in current maturities of debt in the Condensed Consolidated Balance Sheet.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which was set to expire in May 2018. On May 20, 2015, the Facility was amended under substantially similar terms to extend the expiration date to May 2020 and improve the pricing structure. There were no borrowings and no material outstanding standby letters of credit under the Facility as of October 31, 2015.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $49 million as of October 31, 2015. As of October 31, 2015, there were no borrowings under the Foreign Facilities. There were $12 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of October 31, 2015.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of October 31, 2015, we had $21 million in standby letters of credit issued under these agreements. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which expires in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of October 31, 2015.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended October 31, 2015 or November 1, 2014. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended October 31, 2015 or November 1, 2014.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$174	$62	$112	$—
Derivative financial instruments	84	—	84	—
Deferred compensation plan assets	41	41	—	—
Total	$299	$103	$196	$—
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$429	$88	$341	$—
Derivative financial instruments	157	—	157	—
Deferred compensation plan assets	40	40	—	—
Total	$626	$128	$498	$—
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	November 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$241	$29	$212	$—
Derivative financial instruments	98	—	98	—
Deferred compensation plan assets	40	40	—	—
Total	$379	$69	$310	$—
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits and money market funds. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate.
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
There were no impairment charges recorded for goodwill for the thirteen and thirty-nine weeks ended October 31, 2015.
We review the carrying amount of indefinite-lived intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In June 2015, the Company announced a series of strategic actions to position Gap brand for improved business performance in the future, including its plan to close about 175 Gap brand specialty stores in North America and a limited number of European stores over the next few years. In addition, the Company now expects to close a limited number of stores in Asia. As a result of the strategic actions, in the third quarter of fiscal 2015, we recorded an impairment charge of $5 million related to an indefinite-lived intangible asset and $2 million related to long-lived assets.  We also recorded an impairment charge of $4 million for long-lived assets that were unrelated to the Gap brand strategic actions.
The impairment charges were recorded in operating expenses in the Condensed Consolidated Statement of Income and reduced the then carrying amount of the applicable indefinite-lived intangible asset of $6 million to its fair value of $1 million and the applicable long-lived assets of $6 million to their fair value of zero during the thirteen weeks ended October 31, 2015.
We recorded a charge for the impairment of long-lived assets of $43 million during the thirty-nine weeks ended October 31, 2015, which reduced the then carrying amount of the applicable long-lived assets of $49 million to their fair value of $6 million.
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen and thirty-nine weeks ended November 1, 2014.

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

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entities, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 24 months.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 31, 2015 or November 1, 2014 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 31, 2015 or November 1, 2014 as a result of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	October 31, 2015		January 31, 2015		November 1, 2014
U.S. dollars (1)		$1,731		$1,395		$1,615
Canadian dollars	C$	45	C$	14	C$	14
Euro		€2		€1		€1
Japanese Yen		¥850		¥—		¥—
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	October 31, 2015	January 31, 2015	November 1, 2014
Derivatives designated as cash flow hedges:
Other current assets	$56	$115	$59
Other long-term assets	$12	$23	$23
Accrued expenses and other current liabilities	$3	$—	$1
Lease incentives and other long-term liabilities	$3	$—	$—

Derivatives designated as net investment hedges:
Other current assets	$—	$1	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$16	$18	$16
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$2	$1	$1
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$84	$157	$98
Total derivatives in a liability position	$8	$1	$2
The majority of the unrealized gains and losses from designated cash flow hedges as of October 31, 2015 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of October 31, 2015 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $5 million, $1 million, and $2 million as of October 31, 2015, January 31, 2015, and November 1, 2014, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $79 million, $156 million, and $96 million and the net amounts of the derivative financial instruments in a liability position would be $3 million as of October 31, 2015, and zero as of January 31, 2015 and November 1, 2014.

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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(8)	$86	$31	$75
Gain reclassified into cost of goods sold and occupancy expenses	$45	$16	$99	$26
Gain reclassified into operating expenses	$2	$2	$5	$4

Derivatives in net investment hedging relationships:
Gain recognized in other comprehensive income	$—	$2	$1	$2
For the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Gain (loss) recognized in operating expenses	$—	$8	$—	$6

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Number of shares repurchased	6.2	11.4	21.8	26.0
Total cost	$200	$433	$807	$1,016
Average per share cost including commissions	$32.17	$37.95	$36.93	$39.15

Between November 2013 and February 2015, the Board of Directors authorized a total of $2.5 billion for share repurchases, of which $495 million was remaining as of October 31, 2015.
All of the share repurchases were paid for as of October 31, 2015 and November 1, 2014. All except $15 million of total share repurchases were paid for as of January 31, 2015. All common stock repurchased is immediately retired.

Note 7. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock units	$12	$18	$46	$64
Stock options	2	3	8	8
Employee stock purchase plan	1	2	4	4
Share-based compensation expense	15	23	58	76
Less: Income tax benefit	(6)	(8)	(22)	(29)
Share-based compensation expense, net of tax	$9	$15	$36	$47

Note 8. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
13 Weeks Ended May 2, 2015:
Foreign currency translation	6	—	6
Change in fair value of derivative financial instruments	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Other comprehensive income (loss), net	6	(31)	(25)
Balance at May 2, 2015	66	74	140
13 Weeks Ended August 1, 2015:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	36	36
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Other comprehensive income (loss), net	(13)	17	4
Balance at August 1, 2015	53	91	144
13 Weeks Ended October 31, 2015:
Foreign currency translation	(2)	—	(2)
Change in fair value of derivative financial instruments	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	—	(33)	(33)
Other comprehensive loss, net	(2)	(37)	(39)
Balance at October 31, 2015	$51	$54	$105

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
13 Weeks Ended May 3, 2014:
Foreign currency translation	11	—	11
Change in fair value of derivative financial instruments	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Other comprehensive income (loss), net	11	(16)	(5)
Balance at May 3, 2014	118	12	130
13 Weeks Ended August 2, 2014:
Foreign currency translation	(2)	—	(2)
Change in fair value of derivative financial instruments	—	3	3
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Other comprehensive income (loss), net	(2)	1	(1)
Balance at August 2, 2014	116	13	129
13 Weeks Ended November 1, 2014:
Foreign currency translation	(22)	—	(22)
Change in fair value of derivative financial instruments	—	59	59
Amounts reclassified from accumulated other comprehensive income	—	(12)	(12)
Other comprehensive income (loss), net	(22)	47	25
Balance at November 1, 2014	$94	$60	$154
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 9. Income Taxes
The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, the United Kingdom, China, Hong Kong, Japan, and India. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2008.
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of October 31, 2015, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $5 million, primarily due to the potential settlement of outstanding tax matters and the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
During the thirty-nine weeks ended October 31, 2015, we recognized an interest expense reversal of approximately $15 million primarily as a result of a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. We reduced our unrecognized tax benefits for this matter by $31 million, and there was no impact on the tax provision due to the offsetting impact for the U.S. indirect effect of these unrecognized tax benefits.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Weighted-average number of shares - basic	406	432	415	439
Common stock equivalents	2	5	2	5
Weighted-average number of shares - diluted	408	437	417	444
The above computations of weighted-average number of shares – diluted exclude 4 million and 2 million shares related to stock options and other stock awards for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively, and 3 million and 1 million shares related to stock options and other stock awards for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 31, 2015, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of October 31, 2015, January 31, 2015, and November 1, 2014, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of October 31, 2015, January 31, 2015, and November 1, 2014 was not material for any individual Action or in total. Subsequent to October 31, 2015 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of October 31, 2015, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. The operating results for the thirty-nine weeks ended October 31, 2015 and the thirteen and thirty-nine weeks ended November 1, 2014 also include Piperlime, which was discontinued as of April 30, 2015. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of October 31, 2015.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended October 31, 2015
U.S. (1)	$838	$1,449	$520	$159	$2,966	77%
Canada	94	118	56	—	268	7
Europe	182	—	17	—	199	5
Asia	300	50	26	—	376	10
Other regions	34	6	8	—	48	1
Total	$1,448	$1,623	$627	$159	$3,857	100%
Sales growth (decline)	(7)%	4%	(11)%	4%	(3)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended November 1, 2014
U.S. (1)	$907	$1,390	$581	$152	$3,030	76%
Canada	105	129	63	1	298	8
Europe	198	—	22	—	220	6
Asia	296	39	33	—	368	9
Other regions	49	—	7	—	56	1
Total	$1,555	$1,558	$706	$153	$3,972	100%
Sales growth (decline)	(3)%	3%	1%	(2)%	—%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
39 Weeks Ended October 31, 2015
U.S. (1)	$2,368	$4,352	$1,598	$511	$8,829	77%
Canada	251	344	167	2	764	7
Europe	522	—	54	—	576	5
Asia	855	142	80	—	1,077	10
Other regions	128	12	26	—	166	1
Total	$4,124	$4,850	$1,925	$513	$11,412	100%
Sales growth (decline)	(8)%	4%	(7)%	(2)%	(3)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
39 Weeks Ended November 1, 2014
U.S. (1)	$2,585	$4,202	$1,705	$519	$9,011	77%
Canada	280	357	174	3	814	7
Europe	605	—	71	—	676	6
Asia	856	102	107	—	1,065	9
Other regions	139	—	22	—	161	1
Total	$4,465	$4,661	$2,079	$522	$11,727	100%
Sales growth (decline)	(2)%	3%	2%	10%	1%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta and Intermix.

(3)	Includes Piperlime, Athleta, and Intermix.
Online sales are reflected within the respective results of each brand and region in the net sales above. Total online sales were $635 million and $621 million for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively. Total online sales were $1.7 billion for each of the thirty-nine weeks ended October 31, 2015 and November 1, 2014.

Net sales by region are allocated based on the location in which the sale was originated. This is determined based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and beginning in October 2015, Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services include order-in-store, reserve-in-store, find-in-store, and ship-from-store. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.

OVERVIEW
Financial results for the third quarter of fiscal 2015 are as follows:

•
Net sales for the third quarter of fiscal 2015 decreased 3 percent compared with the third quarter of fiscal 2014. Excluding the impact of foreign exchange, our net sales were flat for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. See Net Sales discussion for impact of foreign exchange.

•	Comparable sales for the third quarter of fiscal 2015 decreased 2 percent compared with a 2 percent decrease for the third quarter of fiscal 2014.

•	Operating margin for the third quarter of fiscal 2015 was 10.7 percent compared with 13.9 percent for the third quarter of fiscal 2014.

•
Net income for the third quarter of fiscal 2015 was $248 million compared with $351 million for the third quarter of fiscal 2014, and diluted earnings per share was $0.61 for the third quarter of fiscal 2015 compared with $0.80 for the third quarter of fiscal 2014.

•	During the first three quarters of fiscal 2015, we distributed $1.1 billion to shareholders through share repurchases and dividends.
For fiscal 2015, our top priority is putting new product to market processes in place at Gap brand and Banana Republic that we expect will result in more consistent product acceptance. These processes are largely already in place at our largest brand, Old Navy. Further, we expect to continue our investment in digital capabilities and to further enhance our shopping experience for our customers. We also plan to continue our global growth, including opening additional stores in Asia with a focus on Gap China, Old Navy China, and Old Navy Japan. In addition, we also expect to open additional Athleta stores in the United States.
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
In June 2015, we announced a series of strategic actions to position Gap brand for improved business performance in the future, including our decision to right-size the Gap brand store fleet and streamline the brand's headquarter workforce. The Company expects to close approximately 175 specialty stores in North America and a limited number of European stores. In addition, the Company now expects to close a limited number of stores in Asia. The North America and International store closures will take place over the next few years, with about 140 closures occurring in fiscal 2015. The brand’s headquarter workforce is expected to be reduced by approximately 250 roles during fiscal 2015. We are also developing a clear, on-brand product aesthetic framework that will help strengthen the Gap brand to compete more successfully on the global stage. In connection with the strategic actions, the Company incurred certain charges during the third quarter of fiscal 2015, primarily consisting of impairment charges and employee related expenses. The charges incurred during the thirty-nine weeks ended October 31, 2015 primarily consist of impairment of store assets related to underperforming stores, lease termination fees and lease losses, and impairment of inventory that did not meet brand standards.

The charges incurred related to the Company's strategic actions primarily related to Gap brand are as follows:

($ in millions)	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Charges
13 Weeks Ended October 31, 2015
Store closures and workforce reduction:
Lease termination fees and lease losses	$—	$(3)	$(3)
Employee related expenses	2	2	4
Store asset impairment	1	2	3
Other	1	1	2
Total	4	2	6

Other charges:
Inventory impairment	2	—	2
Other intangible asset impairment	—	5	5
Total	2	5	7

Total charges related to strategic actions	$6	$7	$13

($ in millions)	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Charges
39 Weeks Ended October 31, 2015
Store closures and workforce reduction:
Lease termination fees and lease losses	$—	$20	$20
Employee related expenses	5	12	17
Store asset impairment	2	5	7
Other	1	4	5
Total	8	41	49

Other charges:
Store asset impairment related to underperforming stores	—	33	33
Inventory impairment	20	—	20
Other intangible asset impairment	—	5	5
Total	20	38	58

Total charges related to strategic actions	$28	$79	$107
Including the charges incurred in the thirty-nine weeks ended October 31, 2015, the Company expects to incur approximately $130 million to $140 million of charges in fiscal 2015 associated with the strategic actions primarily related to Gap brand.
RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales
The percentage change in comparable ("Comp") sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Gap Global	(4)%	(5)%	(7)%	(5)%
Old Navy Global	4%	1%	3%	2%
Banana Republic Global	(12)%	—%	(8)%	—%
The Gap, Inc.	(2)%	(2)%	(3)%	(1)%
Comparable online sales favorably impacted total Company Comp sales by 1 percent and 2 percent in the third quarter of fiscal 2015 and 2014, respectively. Comparable online sales favorably impacted total Company Comp sales by 1 percent and 2 percent in the first three quarters of fiscal 2015 and 2014, respectively.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales per average square foot (1)	$82	$86	246	$260
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 31, 2015	39 Weeks Ended October 31, 2015		October 31, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	25	46	939	9.8
Gap Asia	266	34	1	299	2.9
Gap Europe	189	5	10	184	1.6
Old Navy North America	1,013	27	13	1,027	17.4
Old Navy Asia	43	14	—	57	0.8
Banana Republic North America	610	18	10	618	5.2
Banana Republic Asia	44	6	—	50	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	101	17	—	118	0.5
Intermix North America	42	2	1	43	0.1
Piperlime North America	1	—	1	—	—
Company-operated stores total	3,280	148	82	3,346	38.6
Franchise	429	42	23	448	N/A
Total	3,709	190	105	3,794	38.6
Increase over prior year				3.1%	1.6%

	February 1, 2014	39 Weeks Ended November 1, 2014		November 1, 2014
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	32	23	977	10.2
Gap Asia	228	24	3	249	2.5
Gap Europe	193	—	4	189	1.6
Old Navy North America	1,004	27	16	1,015	17.3
Old Navy Asia	18	18	—	36	0.5
Banana Republic North America	596	25	11	610	5.1
Banana Republic Asia	43	4	2	45	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	28	1	92	0.4
Intermix North America	37	4	—	41	0.1
Piperlime North America	1	—	—	1	—
Company-operated stores total	3,164	162	60	3,266	38.0
Franchise	375	51	12	414	N/A
Total	3,539	213	72	3,680	38.0
Increase over prior year				4.7%	2.2%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the third quarter of fiscal 2015 decreased $115 million, or 3 percent, compared with the third quarter of fiscal 2014 primarily due to the unfavorable impact of foreign exchange of $99 million and a decrease in net sales primarily at Gap and Banana Republic; partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the Japanese yen and Canadian dollar against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2014 were translated at exchange rates applicable during the third quarter of fiscal 2015. Excluding the impact of foreign exchange, our net sales for the third quarter of fiscal 2015 were flat on a constant currency basis compared with the third quarter of fiscal 2014. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Our net sales for the first three quarters of fiscal 2015 decreased $315 million, or 3 percent, compared with the first three quarters of fiscal 2014 primarily due to the unfavorable impact of foreign exchange of $287 million and a decrease in net sales primarily at Gap and Banana Republic; partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the Japanese yen and Canadian dollar against the U.S. dollar. The foreign exchange impact is the translation impact if net sales during the first three quarters of fiscal 2014 were translated at exchange rates applicable during the first three quarters of fiscal 2015. Excluding the impact of foreign exchange, our net sales for the first three quarters of fiscal 2015 were flat on a constant currency basis compared with the first three quarters of fiscal 2014. We believe this metric enhances the visibility of underlying business trends by excluding the impact of foreign currency exchange rate fluctuations.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Cost of goods sold and occupancy expenses	$2,417	$2,376	$7,132	$7,096
Gross profit	$1,440	$1,596	$4,280	$4,631
Cost of goods sold and occupancy expenses as a percentage of net sales	62.7%	59.8%	62.5%	60.5%
Gross margin	37.3%	40.2%	37.5%	39.5%
Cost of goods sold and occupancy expenses increased 2.9 percentage points in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014.

•
Cost of goods sold increased 2.4 percentage points in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 primarily driven by increased markdown activities. Cost of goods sold in the third quarter of fiscal 2015 was also negatively impacted by foreign exchange as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses increased 0.5 percentage points in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses increased 2.0 percentage points during the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014.

•
Cost of goods sold increased 1.4 percentage points during the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 primarily driven by increased markdown activities and incremental shipping costs partially due to the U.S. West Coast port congestion. Cost of goods sold in the first three quarters of fiscal 2015 was also negatively impacted by foreign exchange as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses increased 0.6 percentage points during the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Operating expenses	$1,026	$1,042	$3,111	$3,067
Operating expenses as a percentage of net sales	26.6%	26.2%	27.3%	26.2%
Operating margin	10.7%	13.9%	10.2%	13.3%
Operating expenses decreased $16 million, but increased 0.4 percentage points, in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. The decrease in operating expenses was largely driven by a decrease in marketing expenses primarily at Gap.
Operating expenses increased $44 million, or 1.1 percentage points, during the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014. The increase in operating expenses was primarily due to charges associated with the store closures, workforce reduction, and store asset impairment, primarily related to Gap brand, as well as the gain on sale of a building recognized in the second quarter of fiscal 2014; partially offset by a decrease in marketing expenses primarily at Gap and Banana Republic, and a favorable translation impact as a result of foreign exchange rate fluctuations.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Interest expense	$19	$19	$41	$55
Interest expense for the third quarter of fiscal 2015 and 2014 primarily consists of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes.
Interest expense during the first three quarters of fiscal 2015 includes $56 million of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes, partially offset by a reversal of approximately $15 million of tax-related interest expense primarily resulting from a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. Interest expense during the first three quarters of fiscal 2014 primarily consists of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Income taxes	$148	$185	$425	$568
Effective tax rate	37.4%	34.5%	37.6%	37.6%
The increase in the effective tax rate for the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to the recognition of foreign tax credits upon a distribution of certain foreign earnings that occurred during the third quarter of fiscal 2014.
The effective tax rate was flat during the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014, primarily due to the impact of the indefinite reinvestment of certain fiscal 2015 foreign earnings, which was offset by the impact of the recognition of the foreign tax credits upon a distribution of certain foreign earnings made during the third quarter of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, share repurchases, and payment of taxes. As of October 31, 2015, cash and cash equivalents were $1.0 billion. As of October 31, 2015, over half of our cash and cash equivalents were held in the U.S. and are generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2015 decreased $380 million compared with the first three quarters of fiscal 2014, primarily due to the following:

•	a decrease of $237 million in net income;

•
a decrease of $144 million related to other current assets and other long-term assets primarily due to the change in timing of payments received related to our credit card program, which resulted in increased cash inflow in the first three quarters of fiscal 2014;

•
a decrease of $121 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in the first three quarters of fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company, which is being amortized into income over the term of the contract;

•	a decrease of $95 million related to accounts payable primarily due to the timing of merchandise payments; partially offset by

•
an increase of $77 million related to income taxes payable, net of prepaid and other-tax related items, primarily due to a prepayment in fiscal 2014 for estimated taxes related to the upfront payment for the amendment of our credit card program agreement;

•
an increase of $75 million related to accrued expenses and other current liabilities primarily due to a lower bonus payout in the first three quarters of fiscal 2015 compared with the bonus payout in the first three quarters of fiscal 2014; and

•	an increase of $29 million related to merchandise inventory primarily due to the volume and timing of receipts.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first three quarters of fiscal 2015 increased $121 million compared with the first three quarters of fiscal 2014, primarily due to the following:

•	$121 million of proceeds from the sale of a building owned but no longer occupied by the Company in the first three quarters of fiscal 2014.

Cash Flows from Financing Activities
Net cash used for financing activities during the first three quarters of fiscal 2015 decreased $584 million compared with the first three quarters of fiscal 2014, primarily due to the following:

•	$400 million proceeds from the issuance of short-term debt in fiscal 2015; and

•	$224 million less repurchases of common stock; partially offset by

•
$8 million net cash out flows for fiscal 2015 compared with $25 million net cash inflows for fiscal 2014 related to issuances under share-based compensation plans and withholding tax payments related to vesting of stock units.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 31, 2015	November 1, 2014
Net cash provided by operating activities	$734	$1,114
Less: Purchases of property and equipment	(505)	(508)
Free cash flow	$229	$606

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
We paid a dividend of $0.69 per share and $0.66 per share during the first three quarters of fiscal 2015 and fiscal 2014, respectively. Including the dividend paid during the first three quarters of fiscal 2015, we intend to pay an annual dividend of $0.92 per share for fiscal 2015 compared with the annual dividend of $0.88 per share for fiscal 2014.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 31, 2015, other than those which occur in the normal course of business and the $400 million Term Loan discussed in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
In October 2015, we entered into a $400 million unsecured term loan. The Term Loan matures and is payable in full on October 15, 2016, but may be extended until October 15, 2017. As of October 31, 2015, the carrying amount of our $400 million Term Loan approximated its fair value due to the short-term nature of the loan. Interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin. Due to the short-term nature of the loan, we believe we have no material exposure to interest rate risk.
Other than the issuance of the Term Loan described above, our market risk profile as of October 31, 2015 has not significantly changed since January 31, 2015. Our market risk profile as of January 31, 2015 is disclosed in our Annual Report on Form 10-K. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 31, 2015 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (August 2 - August 29)	3,102,629	$32.23	3,102,629	$595	million
Month #2 (August 30 - October 3)	3,116,026	$32.11	3,116,026	$495	million
Month #3 (October 4 - October 31)	—	$—	—	$495	million
Total	6,218,655	$32.17	6,218,655
__________

(1)	On February 26, 2015, we announced that the Board of Directors approved a $1 billion share repurchase authorization. This authorization has no expiration date.

Item 6.	Exhibits.

10.1	Credit Agreement dated October 15, 2015. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	December 8, 2015	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	December 8, 2015	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Credit Agreement dated October 15, 2015. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.