Form 10-K
period 2016-01-30
GAP INC
filed 2016-03-21
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2015 was approximately $10 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 15, 2016 was 397,140,119.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2016 (hereinafter referred to as the “2016 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	target cash balance and ability to provide for our working capital needs and for unexpected business downturns;

•	continuing to evolve our customer experience, with particular focus on the mobile and digital expressions of our brands;

•	attracting, retaining, and training great talent in our businesses and functions;

•	improving sales performance through a more consistent, on-trend product offering;

•	continued focus on our responsive supply chain and inventory management initiatives;

•	continuing our investment in mobile digital capabilities;

•	enhancing our shopping experience for our customers;

•	continuing growth through new stores with a focus on Asia, outlet, and Athleta;

•	impact of foreign exchange rate fluctuations in fiscal 2016;

•	net store openings in fiscal 2016;

•	square footage for company-operated stores in fiscal 2016;

•	operating margin in fiscal 2016;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives, planned capital expenditures, and repayment of debt;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	cash spending for purchases of property and equipment in fiscal 2016;

•	dividend payments in fiscal 2016;

•	the estimates and assumptions we use in our accounting policies;

•	the impact of accounting pronouncements;

•	unrealized gains and losses from designated cash flow hedges;

•	total gross unrecognized tax benefits;

•	expected payments to International Business Machines Corporation (“IBM”);

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims; and

•	the impact of changes in internal control over financial reporting.
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

•	the risks to our efforts to expand internationally, including our ability to operate under a global brand structure and operating in regions where we have less experience;

•	the risk that foreign currency exchange rate fluctuations could adversely impact our financial results;

•	the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;

•	the risks to our reputation or operations associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct;

•	the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;

•	the risk that our franchisees’ operation of franchise stores is not directly within our control and could impair the value of our brands;

•
the risk that we or our franchisees will be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;

•	the risk that our investments in omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results or our business initiatives;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•	the risk that failure to maintain, enhance and protect our brand image could have an adverse effect on our results of operations;

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 21, 2016, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2015 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.
Gap Inc. is a leading global apparel retail company. We offer apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Athleta, and Intermix brands. Our portfolio of distinct brands across multiple channels and geographies gives us a competitive advantage in the global retail marketplace.
Gap Inc. has Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and beginning in October 2015, Mexico. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Intermix brand.
In addition to operating in the specialty, outlet, online, and franchise channels, Gap Inc. is a leader among apparel retailers in using omni-channel capabilities to bridge the digital world and physical stores, creating world-class shopping experiences regardless of where or how customers shop. The Company's suite of omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are uniquely tailored across its portfolio of brands.
Gap.  Gap is one of the world's most iconic apparel and accessories brands anchored in optimistic, casual, American style. Founded in San Francisco in 1969, our collections continue to build the foundation of modern wardrobes - all things denim, tees, button-downs, and khakis, along with must-have trends.
Gap is designed to build the foundation of modern wardrobes through every stage of life with apparel and accessories for adult men and women under the Gap name, in addition to GapKids, babyGap, GapMaternity, GapBody, and GapFit collections. Beginning in 1987 with the opening of our first store outside North America in London, Gap continues to connect with customers around the world through specialty stores, online, and franchise stores. In addition, we bring the brand to our value-conscious customers, with exclusively designed collections for Gap Outlet and Gap Factory stores and websites.
Banana Republic.  Acquired with two stores in 1983 as a travel and adventure outfitter, Banana Republic is now a global apparel and accessories brand focused on delivering versatile, contemporary classics, designed for today with style that endures. Banana Republic offers clothing, eyewear, jewelry, shoes, handbags, and fragrances with detailed craftsmanship and luxurious materials. Customers can purchase Banana Republic products globally in our specialty and outlet stores, online, and in franchise stores.
Old Navy.  Old Navy is a global apparel and accessories brand that believes in the democracy of style, making current, on-trend American essentials accessible to every family. Old Navy opened its first store in 1994 in the United States, and expanded globally in 2012 with its first store outside North America in Japan. Since then, Old Navy has continued to expand its global presence, with its first Company-operated stores in China and franchise stores in the Philippines in 2014. Customers can purchase Old Navy products globally in stores, online, and in franchise stores.

Athleta.  Acquired in September 2008, Athleta is Gap Inc.’s premier fitness and lifestyle brand in the rapidly growing women's active apparel market. Athleta creates versatile and fashionable performance and lifestyle apparel for the fitness-minded woman who lives life on the go. Athleta offers apparel and gear for a range of activities from yoga to strength training and running, as well as seasonal sports, including skiing and tennis. Customers can purchase Athleta products in stores, online, and through its catalogs.
Intermix. Acquired in December 2012, Intermix curates must-have styles from the most coveted emerging and established designers. Known for styling on-trend pieces in unexpected ways, Intermix delivers a unique point of view and an individualized approach to shopping and personal style. Customers can shop in stores in the United States and Canada, and online.
Piperlime.  Launched in 2006, Piperlime offered a mix of private label and branded apparel and accessories. As previously announced in January 2015, the Company closed the Piperlime brand during the first half of fiscal 2015, including the Piperlime e-commerce site, social channels, and one store in New York City.
All sales to customers are tendered for cash, debit cards, credit cards, or personal checks. We also issue and redeem gift cards through our brands. Gap, Banana Republic, Old Navy, and Athleta each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2015 with 3,721 Company-operated and franchise store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from about 1,000 vendors. Our vendors have factories in about 40 countries. Our two largest vendors each accounted for about 5 percent of the dollar amount of our total fiscal 2015 purchases. Of our merchandise purchased during fiscal 2015, approximately 99 percent of purchases, by dollar value, were from factories outside the United States, while the remaining 1 percent of all purchases were from domestic factories. Approximately 24 percent of our fiscal 2015 purchases, by dollar value, were from factories in China. Product cost increases or events causing disruption of imports from China or other foreign countries, including the imposition of additional import restrictions or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Intermix, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Intermix, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our business and enhance the customer experience through significant investments in marketing and our omni-channel capabilities, enhancement of our online shopping sites, international expansion, remodeling of existing stores, and investments in our supply chain.

Trademarks and Service Marks
Gap, GapKids, babyGap, GapMaternity, GapBody, GapFit, Banana Republic, Old Navy, Athleta, and Intermix trademarks and service marks, and certain other trademarks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

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

Employees
As of January 30, 2016, we had a workforce of approximately 141,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak end-of-year holiday period.
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
Name, Age, Position, and Principal Occupation:
Arthur Peck, 60, Director and Chief Executive Officer since February 2015; President, Growth, Innovation, and Digital division from November 2012 to January 2015; President, Gap North America from February 2011 to November 2012; Executive Vice President of Strategy and Operations from May 2005 to February 2011; President, Gap Inc. Outlet from October 2008 to February 2011; Acting President, Gap Inc. Outlet from February 2008 to October 2008.
Paul Chapman, 58, Executive Vice President, Chief Information Officer since December 2015; Senior Vice President and Chief Information Officer from January 2014 to December 2015; Senior Vice President, Information Technology, from 2010 to 2015; Vice President, Information Technology from 2004 to 2010.
Solomon Goldfarb, 51, Executive Vice President, Digital and Customer Experience since February 2015; Senior Vice President, Digital Platform Strategy and Product Management from February 2013 to January 2015; Senior Vice President, Enterprise Product Management from March 2012 to February 2013; Vice President, International E-Commerce and Product Management from March 2009 to March 2012; Vice President, Growth, Innovation, and Digital Product Management from March 2006 to March 2009.
Julie Gruber, 50, Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer since February 2016; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to 2015; Associate General Counsel from 2003 to 2007.
Jeff Kirwan, 49, Global President, Gap since December 2014; Executive Vice President and President, Gap China from February 2013 to December 2014; Senior Vice President, Managing Director and Chief Operating Officer, Gap China from May 2011 to February 2013; Senior Vice President, Stores and Operations, Old Navy from August 2008 to May 2011; Senior Vice President and General Manager, Old Navy Canada from March 2008 to August 2008; Vice President and General Manager, Old Navy Canada from April 2007 to March 2008.
Andi Owen, 50, Global President, Banana Republic since January 2015; Executive Vice President and General Manager, Global Gap Outlet from January 2013 to January 2015; Senior Vice President and General Manager, Gap Outlet / Shared Services from January 2008 to January 2013; Vice President, Merchandising - Outlet from July 2006 to January 2008.
Bobbi Silten, 55, Executive Vice President, Global Talent and Sustainability since May 2015; Senior Vice President, Global Responsibility & President, Gap Foundation, 2010 to 2015; Chief Foundation Officer, Gap Foundation, 2005 to 2010.
Sabrina Simmons, 52, Executive Vice President and Chief Financial Officer since January 2008; Executive Vice President, Corporate Finance from September 2007 to January 2008; Senior Vice President, Corporate Finance and Treasurer from March 2003 to September 2007; Vice President and Treasurer from September 2001 to March 2003.
Sonia Syngal, 46, Executive Vice President, Global Supply Chain and Product Operations since February 2015; Executive Vice President, Global Supply Chain from November 2013 to January 2015; Senior Vice President, Old Navy International from February 2013 to November 2013; Senior Vice President and Managing Director, Europe from May 2011 to February 2013; Senior Vice President and General Manager, International Outlets from January 2010 to May 2011; Vice President of Global Production, Supply Chain - Outlet from July 2006 to January 2010; Vice President, Corporate Sourcing from July 2004 to July 2006.
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
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets or fail to execute trends and deliver product to market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our operating results. For example, during fiscal 2015, product acceptance at Banana Republic and Gap brand, in particular, was below expectations, and as a result, our financial results were negatively impacted.

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
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing apparel trends and customer demands;

•	attracting customer traffic both in stores and online;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to customers in several diverse market segments and geographic locations;

•	anticipating and responding to changing customer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying age groups and tastes;

•	purchasing and stocking merchandise to match seasonal weather patterns, and our ability to react to shifts in weather that impact consumer demand; and

•	sourcing merchandise efficiently.
If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations would be adversely affected.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.
Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.
We have key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including vendor fabric platforming, product demand testing, and in-season rapid response to demand. These initiatives involve significant systems and operational changes and we have limited experience operating in this manner. If we are unable to implement these initiatives successfully, we may not realize the return on our investments that we anticipate, and our operating results could be adversely affected.

The failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives require that we hire and/or develop employees with appropriate experience. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. At the end of fiscal 2014 and beginning of fiscal 2015, there were several changes made to our senior leadership team, including our Chief Executive Officer; Global President, Gap; and Global President, Banana Republic. In October 2015, our Global President, Old Navy left the Company, and a search for a new global brand president is underway. The effectiveness of the new leaders in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations.

We are subject to data security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new and changing requirements, and customers have a high expectation that the Company will adequately protect their personal information from cyber-attack or other security breaches. Security breaches and cyber incidents could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our efforts to expand internationally may not be successful.
Our current strategies include pursuing continued international expansion in a number of countries around the world through a number of channels. We currently plan to open additional Old Navy stores outside of the United States, including in Mexico, Japan, and China, open additional Gap stores in China, open additional international outlet stores, and continue to grow online sales internationally. Our franchisees plan to open additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in many of these locations and, as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.

Our business is exposed to the risks of foreign currency exchange rate fluctuations and our hedging strategies may not be effective in mitigating those risks.
We are exposed to foreign currency exchange rate risk with respect to our sales, inventory purchases, operating expenses, profits, assets, and liabilities generated or incurred outside the U.S. Although we use financial instruments to hedge certain foreign currency risks, these measures may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and financial results. For example, in fiscal year 2015, foreign exchange fluctuations, in particular the depreciation of the currencies in Canada and Japan where we have significant retail operations, had a significant impact on our financial results. We expect this impact to continue in fiscal year 2016.

Our business, including our costs and supply chain, is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income. In addition, certain countries represent a larger portion of our global sourcing. For example, approximately 24 percent of our merchandise, by dollar value, is purchased from factories in China. Accordingly, any delays in production and added costs in China could have a more significant impact on our results of operations.
Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. For example, the work slowdowns and stoppages at U.S. West Coast ports at the end of fiscal 2014 and beginning of fiscal 2015 created product delivery delays that impacted our ability to effectively manage our inventory and deliver seasonally correct product in a timely manner, which impacted our financial results for fiscal 2015. Manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our gross margins.

Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business.
We purchase nearly all merchandise from third-party vendors in many different countries and we require those vendors to adhere to a Code of Vendor Conduct, which includes environmental, labor, health, and safety standards. From time to time, contractors or their subcontractors may not be in compliance with these standards or applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise into various countries, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to liability, and could have an adverse effect on our results of operations.

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
We enter into franchise agreements with unaffiliated franchisees to operate stores and, in limited circumstances, websites, in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in new markets internationally and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as franchisee financial stability and the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, foreign exchange rates, changes in diplomatic and trade relationships, restrictions on the transfer of funds, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee, could have an adverse effect on our results of operations and our reputation.

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
Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales or margins, including apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, and weather conditions. These factors may cause our comparable sales results to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual, quarterly, and monthly basis. Over the past fiscal year, our reported quarterly comparable sales have ranged from a high of negative 2 percent in the second and third quarters of fiscal 2015 to a low of negative 7 percent in the fourth quarter of fiscal 2015. Over the past five years, our reported gross margins have ranged from a high of 39.4 percent in fiscal 2012 to a low of 36.2 percent in fiscal 2015 and fiscal 2011. In addition, over the past five years, our reported operating margins have ranged from a high of 13.3 percent in fiscal 2013 to a low of 9.6 percent in fiscal 2015.
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
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021. As a result, we have additional costs that include interest payable semiannually on the notes. In January 2014, we also entered into a 15 billion Japanese yen, four-year, unsecured term loan due January 2018. In October 2015, we entered into a $400 million unsecured term loan due October 2016, but that may be extended until October 2017.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2015 with $1.4 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operating activities decline significantly, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets and higher interest costs, and potentially increased lease or hedging costs.
For further information on our debt and credit facilities, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 4 and 5 of Notes to Consolidated Financial Statements of this Form 10-K.

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

Failure to maintain our reputation and brand image could negatively impact our results of operations.
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation, and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.

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

We are subject to various proceedings, lawsuits, disputes, and claims from time to time, which could adversely affect our business, financial condition and results of operations.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and beginning in October 2015, Mexico. As of January 30, 2016, we had 3,275 Company-operated stores, which aggregated to approximately 37.9 million square feet. Almost all of these stores are leased, typically with one or more renewal options after our initial term. Economic terms vary by type and location of store.

We own approximately 1.1 million square feet of corporate office space located in San Francisco, San Bruno, Pleasanton, and Rocklin, California, of which approximately 184,000 square feet is leased to and occupied by others. We lease approximately 925,000 square feet of corporate office space located in San Francisco, Rocklin, Petaluma, and Pleasanton, California; New York, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. Of the 8.6 million square feet of owned distribution space, approximately 117,000 square feet is leased to and occupied by others. We lease approximately 1.2 million square feet of distribution space located in Phoenix, Arizona; Grove City, Ohio; Erlanger and Hebron, Kentucky; and Bolton and Mississauga, Ontario, Canada. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; and Shanghai and Hong Kong, China.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 15, 2016 was 7,016. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2015 and 2014.

	Market Prices				Dividends Declared and Paid
	Fiscal 2015		Fiscal 2014		Fiscal Year
	High	Low	High	Low	2015	2014
1st Quarter	$43.90	$39.37	$44.59	$37.00	$0.23	$0.22
2nd Quarter	$40.64	$35.58	$42.37	$38.38	0.23	0.22
3rd Quarter	$36.50	$25.97	$46.85	$35.46	0.23	0.22
4th Quarter	$28.65	$21.57	$43.85	$37.10	0.23	0.22
					$0.92	$0.88

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 30, 2016, with (i) the cumulative total return of the Dow Jones U.S. Retail Apparel Index and (ii) the S&P 500 Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/29/2011)
Total Return Analysis

	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016
The Gap, Inc.	$100.00	$100.95	$178.81	$210.28	$232.33	$143.41
S&P 500	$100.00	$104.22	$121.71	$147.89	$168.93	$167.81
Dow Jones U.S. Apparel Retailers	$100.00	$119.05	$149.07	$169.51	$205.28	$202.64
Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 30, 2016 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (November 1 - November 28)	2,075,029	$26.84	2,075,029	$439 million
Month #2 (November 29 - January 2)	3,672,952	$25.66	3,672,952	$345 million
Month #3 (January 3 - January 30)	1,894,349	$22.70	1,894,349	$302 million
Total	7,642,330	$25.25	7,642,330
__________

(1)
On February 26, 2015, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2015 repurchase program"). On February 25, 2016, we announced that the Board of Directors approved a new $1 billion share repurchase authorization (the "February 2016 repurchase program"). The February 2015 repurchase program, which had $302 million remaining, was superseded and replaced by the February 2016 repurchase program, which has no expiration date.

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

	Fiscal Year (number of weeks)
	2015 (52)	2014 (52)	2013 (52)	2012 (53)	2011 (52)
Operating Results ($ in millions)
Net sales	$15,797	$16,435	$16,148	$15,651	$14,549
Gross margin	36.2%	38.3%	39.0%	39.4%	36.2%
Operating margin	9.6%	12.7%	13.3%	12.4%	9.9%
Net income	$920	$1,262	$1,280	$1,135	$833
Cash dividends paid	$377	$383	$321	$240	$236
Per Share Data (number of shares in millions)
Basic earnings per share	$2.24	$2.90	$2.78	$2.35	$1.57
Diluted earnings per share	$2.23	$2.87	$2.74	$2.33	$1.56
Weighted-average number of shares—basic	411	435	461	482	529
Weighted-average number of shares—diluted	413	440	467	488	533
Cash dividends declared and paid per share	$0.92	$0.88	$0.70	$0.50	$0.45
Balance Sheet Information ($ in millions)
Merchandise inventory	$1,873	$1,889	$1,928	$1,758	$1,615
Total assets	$7,473	$7,690	$7,849	$7,470	$7,422
Working capital (1)	$1,450	$2,083	$1,985	$1,788	$2,181
Total long-term debt, less current maturities (2)	$1,310	$1,332	$1,369	$1,246	$1,606
Stockholders’ equity	$2,545	$2,983	$3,062	$2,894	$2,755
Other Data ($ and square footage in millions)
Cash used for purchases of property and equipment	$726	$714	$670	$659	$548
Acquisition of business, net of cash acquired (3)	$—	$—	$—	$129	$—
Percentage increase (decrease) in comparable sales (4)	(4)%	—%	2%	5%	(4)%
Number of Company-operated store locations open at year-end	3,275	3,280	3,164	3,095	3,036
Number of franchise store locations open at year-end	446	429	375	312	227
Number of store locations open at year-end (5)	3,721	3,709	3,539	3,407	3,263
Square footage of Company-operated store space at year-end	37.9	38.1	37.2	36.9	37.2
Percentage increase (decrease) in square footage of Company-operated store space at year-end	(0.5)%	2.4%	0.8%	(0.8)%	(2.6)%
Number of employees at year-end	141,000	141,000	137,000	136,000	132,000
__________

(1)
In fiscal year 2015, we adopted the Financial Accounting Standards Board, Accounting Standard Update No. 2015-17, Income Taxes. The adoption reduced current portion of deferred tax assets as a result of classifying all net deferred tax assets as noncurrent as of January 30, 2016.

(2)	In April 2012, we made the first scheduled payment of $40 million related to our $400 million term loan and in August 2012, we repaid the remaining $360 million balance in full.

(3)
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix, a multi-brand specialty retailer of luxury and contemporary apparel and accessories, for an aggregate purchase price of $129 million.

(4)	Includes the associated comparable online sales.

(5)	Includes Company-operated and franchise store locations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and beginning in October 2015, Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.
We identify our operating segments according to how our business activities are managed and evaluated. As of January 30, 2016, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment.
As previously announced in January 2015, we closed the Piperlime brand during the first half of fiscal 2015, including its online platform and the store in New York.
Financial results for fiscal 2015 are as follows:

•
Net sales for fiscal 2015 decreased 4 percent to $15.8 billion compared with $16.4 billion for fiscal 2014. Excluding the impact of foreign exchange, our net sales decreased 2 percent for fiscal 2015 compared with fiscal 2014. See Net Sales discussion for impact of foreign exchange.

•	Comparable ("Comp") sales for fiscal 2015 decreased 4 percent compared with flat for last year.

•	Gross profit for fiscal 2015 was $5.7 billion compared with $6.3 billion for fiscal 2014. Gross margin for fiscal 2015 was 36.2 percent compared with 38.3 percent for fiscal 2014.

•	Operating margin for fiscal 2015 was 9.6 percent compared with 12.7 percent for fiscal 2014. Operating margin is defined as operating income as a percentage of net sales.

•	Net income for fiscal 2015 was $920 million compared with $1.3 billion for fiscal 2014. Diluted earnings per share was $2.23 for fiscal 2015 compared with $2.87 for fiscal 2014.

•	During fiscal 2015, we distributed $1.4 billion to shareholders through share repurchases and dividends.
In June 2015, we announced a series of strategic actions to position Gap brand for improved business performance in the future, including right-sizing the Gap brand store fleet, streamlining the brand's headquarter workforce, and developing a clear, on-brand product aesthetic framework that will help strengthen the Gap brand to compete more successfully on the global stage. During fiscal 2015, the Company completed the closure of about 150 global specialty stores related to the strategic actions. The Company also incurred certain charges during fiscal 2015 in connection with the strategic actions, primarily consisting of impairment of store assets, lease termination fees and lease losses, employee related expenses, and impairment of inventory that did not meet brand standards.

The charges incurred related to the Company's strategic actions primarily related to Gap brand are as follows:

($ in millions)	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Charges
Fiscal 2015
Store closures and workforce reduction:
Lease termination fees and lease losses	$—	$33	$33
Employee related expenses	7	17	24
Store asset impairment	5	5	10
Other	2	5	7
Total	14	60	74

Other charges:
Store asset impairment related to underperforming stores	—	33	33
Inventory impairment	20	—	20
Other intangible asset impairment	—	5	5
Total	20	38	58
Total charges related to strategic actions	$34	$98	$132
Our business priorities in 2016 include:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance;

•	continuing to evolve our customer experience, with particular focus on the mobile and digital expressions of our brands; and

•	attracting and retaining great talent in our businesses and functions.
For fiscal 2016, our top objective is to improve sales performance through a more consistent, on-trend, product offering. To enable this, we have several product initiatives underway, and in addition, we plan to continue focus on our responsive supply chain and inventory management. Further, we expect to continue our investment in our mobile digital capabilities and to enhance our shopping experience for our customers. We also plan to continue growth through new stores with a focus on Asia, outlet, and Athleta.
In fiscal 2016, we expect that foreign exchange rate fluctuations will continue to have a meaningful negative impact on our results, particularly in our largest foreign subsidiaries in Canada and Japan. With the depreciation of the Canadian dollar, Japanese yen, and other foreign currencies, we expect net sales translated into U.S. dollars will negatively impact our total Company net sales growth. In addition, we expect gross margins for our foreign subsidiaries to be negatively impacted as our merchandise purchases are primarily in U.S. dollars. We expect this negative impact of foreign exchange rate fluctuations to be partially offset by the favorable impact of translation of expenses in foreign currencies into U.S. dollars.
Results of Operations
Net Sales
See Item 8, Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
The percentage change in Comp sales by global brand and for total Company, as compared with the preceding year, is as follows:

	Fiscal Year
	2015	2014	2013
Gap Global	(6)%	(5)%	3%
Old Navy Global	—%	5%	2%
Banana Republic Global	(10)%	—%	(1)%
The Gap, Inc.	(4)%	—%	2%
Comparable online sales favorably impacted total Company Comp sales by 2 percent, 2 percent, and 3 percent in fiscal 2015, 2014, and 2013, respectively.
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2015	2014	2013
Net sales per average square foot (1)	$337	$361	$365
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 31, 2015	Fiscal 2015		January 30, 2016
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	34	128	866	9.1
Gap Asia	266	48	9	305	3.0
Gap Europe	189	4	18	175	1.5
Old Navy North America	1,013	36	19	1,030	17.3
Old Navy Asia	43	22	—	65	1.0
Banana Republic North America	610	24	22	612	5.1
Banana Republic Asia	44	7	—	51	0.2
Banana Republic Europe	11	1	2	10	0.1
Athleta North America	101	19	—	120	0.5
Piperlime North America	1	—	1	—	—
Intermix North America	42	2	3	41	0.1
Company-operated stores total	3,280	197	202	3,275	37.9
Franchise	429	52	35	446	N/A
Total	3,709	249	237	3,721	37.9
Increase (decrease) over prior year				0.3%	(0.5)%

	February 1, 2014	Fiscal 2014		January 31, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	968	38	46	960	10.0
Gap Asia	228	42	4	266	2.7
Gap Europe	193	2	6	189	1.6
Old Navy North America	1,004	33	24	1,013	17.2
Old Navy Asia	18	25	—	43	0.7
Banana Republic North America	596	29	15	610	5.1
Banana Republic Asia	43	5	4	44	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	65	37	1	101	0.4
Piperlime North America	1	—	—	1	—
Intermix North America	37	5	—	42	0.1
Company-operated stores total	3,164	216	100	3,280	38.1
Franchise	375	67	13	429	N/A
Total	3,539	283	113	3,709	38.1
Increase over prior year				4.8%	2.4%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.
In fiscal 2016, we expect net openings of about 40 Company-operated store locations. We expect square footage for Company-operated stores to be about flat in fiscal 2016 compared with fiscal 2015.

Net Sales Discussion
Our net sales for fiscal 2015 decreased $638 million, or 4 percent, compared with fiscal 2014 primarily due to the unfavorable impact of foreign exchange of about $363 million and a decrease in net sales primarily at Gap and Banana Republic; partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily driven by the weakening of the Canadian dollar and Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for fiscal 2014 were translated at exchange rates applicable during fiscal 2015. On this basis, our net sales for fiscal 2015 decreased 2 percent compared with fiscal 2014. We believe this metric enhances the visibility of underlying sales trends by excluding the impact of foreign currency exchange rate fluctuations.
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

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2015	2014	2013
Cost of goods sold and occupancy expenses	$10,077	$10,146	$9,855
Gross profit	$5,720	$6,289	$6,293
Cost of goods sold and occupancy expenses as a percentage of net sales	63.8%	61.7%	61.0%
Gross margin	36.2%	38.3%	39.0%
Cost of goods sold and occupancy expenses increased 2.1 percentage points in fiscal 2015 compared with fiscal 2014.

•
Cost of goods sold increased 1.3 percent as a percentage of net sales in fiscal 2015 compared with fiscal 2014, primarily driven by increased markdown activities, the charges incurred related to the strategic actions, and incremental shipping costs partially due to the U.S. West Coast port congestion. Cost of goods sold as a percentage of net sales in fiscal 2015 for our foreign subsidiaries was also negatively impacted by foreign exchange as our merchandise purchases are primarily in U.S. dollars.

•	Occupancy expenses increased 0.8 percentage points in fiscal 2015 compared with fiscal 2014, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.
Cost of goods sold and occupancy expenses increased 0.7 percentage points in fiscal 2014 compared with fiscal 2013.

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

•
Occupancy expenses increased 0.3 percentage points in fiscal 2014 compared with fiscal 2013, primarily driven by the incremental cost related to new stores without a corresponding increase in total net sales.

In fiscal 2016, we expect that gross margins will continue to be negatively impacted by the continuing depreciation of the Canadian dollar, Japanese yen, and other foreign currencies as our merchandise purchases are primarily in U.S. dollars.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2015	2014	2013
Operating expenses	$4,196	$4,206	$4,144
Operating expenses as a percentage of net sales	26.6%	25.6%	25.7%
Operating margin	9.6%	12.7%	13.3%
Operating expenses decreased $10 million, but increased 1.0 percent as a percentage of net sales, in fiscal 2015 compared with fiscal 2014. The decrease in operating expenses was primarily due to a decrease in marketing expenses mainly at Gap and Banana Republic, lower bonus expense, and a favorable translation impact as a result of foreign exchange rate fluctuations; partially offset by charges incurred related to the strategic actions, as well as the gain on sale of a building recognized in fiscal 2014.
Operating expenses increased $62 million, but decreased 0.1 percent as a percentage of net sales, in fiscal 2014 compared with fiscal 2013. The increase in operating expenses was primarily due to the reclassification of a portion of income related to our credit card program from operating expenses to cost of goods sold and an increase in store payroll; partially offset by the gain on sale of a building owned but no longer occupied by the Company and lower bonus expense.

Interest Expense

($ in millions)	Fiscal Year
	2015	2014	2013
Interest expense	$59	$75	$61
Interest expense for fiscal 2015 includes $74 million of interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt, offset by a reversal of approximately $15 million of interest expense primarily resulting from a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters in fiscal 2015.
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

Income Taxes

($ in millions)	Fiscal Year
	2015	2014	2013
Income taxes	$551	$751	$813
Effective tax rate	37.5%	37.3%	38.8%

The increase in the effective tax rate for fiscal 2015 compared with fiscal 2014 was primarily due to the recognition of foreign tax credits upon a distribution of certain foreign earnings that occurred during the third quarter of fiscal 2014, partially offset by the impact of the indefinite reinvestment of certain fiscal 2015 foreign earnings, which will be used to fund our international businesses and their growth.

The decrease in the effective tax rate for fiscal 2014 compared with fiscal 2013 was primarily due to the recognition of foreign tax credits upon a distribution of certain foreign earnings that occurred during the third quarter of fiscal 2014.

Liquidity and Capital Resources
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, share repurchases, purchases of property and equipment, and payment of taxes.
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Cash and cash equivalents	$1,370	$1,515	$1,510
Debt	$1,731	$1,353	$1,394
Working capital	$1,450	$2,083	$1,985
Current ratio	1.57:1	1.93:1	1.81:1
As of January 30, 2016, over half of our cash and cash equivalents were held in the United States and are generally accessible without any limitations.
In October 2015, the Company entered into a $400 million unsecured term loan (the "Term Loan"). The Term Loan matures and is payable in full on October 15, 2016, but may be extended until October 15, 2017.
In January 2014, the Company entered into a 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") due January 2018. A repayment of 2.5 billion Japanese yen ($21 million as of January 30, 2016) is payable on January 15, 2017.
Working capital as of January 30, 2016 is impacted by the decrease in the operating cash flows discussed below and the adoption of the Financial Accounting Standards Board ("FASB"), accounting standard update ("ASU") No. 2015-17, Income Taxes. The adoption of the ASU was applied prospectively and reduced the current portion of deferred tax assets as a result of classifying all net deferred tax assets as noncurrent as of January 30, 2016.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives, planned capital expenditures, and repayment of debt, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2015 decreased $535 million compared with fiscal 2014, primarily due to the following:

•	a decrease of $342 million in net income;

•
a decrease of $107 million related to other current assets and other long-term assets primarily due to the change in timing of payments received related to our credit card program, which resulted in increased cash inflow in fiscal 2014; and

•
a decrease of $150 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in fiscal 2014 related to the amendment of our credit card program agreement with the third-party financing company, which is being amortized into income over the term of the contract; partially offset by

•	an increase of $63 million related to income taxes payable, net of prepaid and other tax-related items, primarily due to timing of payments.
Net cash provided by operating activities during fiscal 2014 increased $424 million compared with fiscal 2013, primarily due to the following:

•
an increase of $284 million related to other current assets and other long-term assets primarily due to the change in timing of payments received related to our credit card program, which resulted in increased cash inflow in fiscal 2014;

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

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2015 increased $134 million compared with fiscal 2014, primarily due to the following:

•	$121 million of proceeds from the sale of a building owned but no longer occupied by the Company in fiscal 2014; and

•	$12 million more property and equipment purchases.
Net cash used for investing activities during fiscal 2014 decreased $28 million compared with fiscal 2013, primarily due to the following:

•	$121 million of proceeds from the sale of a building owned but no longer occupied by the Company in fiscal 2014; partially offset by

•	$50 million less maturities of short-term investments; and

•	$44 million more property and equipment purchases.
In fiscal 2015, cash used for purchases of property and equipment was $726 million. In fiscal 2016, we expect cash spending for purchases of property and equipment to be about $650 million.

Cash Flows from Financing Activities
Net cash used for financing activities during fiscal 2015 decreased $517 million compared with fiscal 2014, primarily due to the following:

•	$400 million proceeds from the issuance of short-term debt in fiscal 2015; and

•	$164 million less repurchases of common stock; partially offset by

•
$4 million net cash out flows for fiscal 2015 compared with $38 million net cash inflows for fiscal 2014 related to issuance under share-based compensation plans and withholding tax payments related to vesting of stock units.

Net cash used for financing activities during fiscal 2014 increased $503 million compared with fiscal 2013, primarily due to the following:

•	$200 million more repurchases of common stock;

•	$144 million proceeds from issuance of long-term debt in fiscal 2013;

•	$62 million more cash dividends paid; and

•	$59 million less net cash inflows for fiscal 2014 related to issuances under share-based compensation plans and withholding tax payments related to vesting of stock units.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	Fiscal Year
($ in millions)	2015	2014	2013
Net cash provided by operating activities	$1,594	$2,129	$1,705
Less: Purchases of property and equipment	(726)	(714)	(670)
Free cash flow	$868	$1,415	$1,035

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt" and "Credit Facilities" in Notes 4 and 5, respectively, of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We increased our annual dividend from $0.88 per share for fiscal 2014 to $0.92 per share for fiscal 2015. We plan to pay an annual dividend of $0.92 per share in fiscal 2016.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of January 30, 2016. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet as of January 30, 2016, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (1)	$421	$62	$—	$1,250	$1,733
Interest payments on debt	80	150	149	37	416
Operating leases (2)	1,135	2,044	1,503	2,118	6,800
Purchase obligations and commitments (3)	3,882	75	8	8	3,973
Total contractual cash obligations	$5,518	$2,331	$1,660	$3,413	$12,922
__________

(1)	Represents principal maturities, excluding interest. See Note 4 of Notes to Consolidated Financial Statements.

(2)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 11 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(3)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
There is $82 million of long-term liabilities recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of January 30, 2016 that is being excluded from the table above as the amount relates to uncertain tax positions and deferred compensation and we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time.

Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $18 million, surety bonds of $39 million, and bank guarantees of $17 million outstanding (of which $12 million was issued under the unsecured revolving credit facilities for our operations in foreign locations) as of January 30, 2016.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)
The majority of our contractual obligations relate to operating leases for our stores. Future minimum lease payments represent commitments under non-cancelable operating leases and are disclosed in the table above with additional information provided under the heading "Leases" in Note 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Our other off-balance sheet arrangements are disclosed under the heading "Commitments and Contingencies" in Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
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

Our significant accounting policies can be found under the heading "Organization and Summary of Significant Accounting Policies" in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit and Finance Committee of our Board of Directors, which has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K.

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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group for our retail stores is reviewed for impairment primarily at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $54 million, $10 million, and $1 million for fiscal 2015, 2014, and 2013, respectively.
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

In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $99 million and $81 million of the respective purchase prices to goodwill. The aggregate carrying amount of goodwill was $180 million as of January 30, 2016. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta and Intermix to be the reporting units at which goodwill is tested for Athleta and Intermix, respectively. During the fourth quarter of fiscal 2015, we completed our annual impairment testing of goodwill and we did not recognize any impairment charges. We determined that the fair value of goodwill attributed to Athleta significantly exceeded its carrying amount as of the date of our annual impairment review. The fair value of goodwill attributed to Intermix exceeded its carrying amount by approximately 15 percent as of the date of our annual impairment review.
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $54 million and $38 million of the respective purchase prices to trade names. The aggregate carrying amount of the trade names was $92 million as of January 30, 2016. A trade name is considered impaired if the carrying amount exceeds its estimated fair value. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade names is determined using the relief from royalty method. During the fourth quarter of fiscal 2015, we completed our annual impairment review of the trade names and we did not recognize any impairment charges. We determined that the fair value of the Athleta trade name significantly exceeded its carrying amount as of the date of our annual impairment review. The fair value of the Intermix trade name exceeded its carrying amount by approximately 30 percent as of the date of our annual impairment review.
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

Revenue Recognition
While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For sales transacted at stores, revenue is recognized when the customer receives and pays for the merchandise at the register. For sales where we ship the merchandise to the customer from a distribution center or store, revenue is recognized at the time we estimate the customer receives the merchandise.

We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee, which generally occurs when the merchandise reaches the franchisee’s predesignated turnover point. We also receive royalties from franchisees primarily based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized primarily when merchandise ownership is transferred to the franchisee.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual pattern of redemption for gift cards, gift certificates, and credit vouchers changes significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate breakage income in the past three fiscal years.

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

Recent Accounting Pronouncements
See "Organization and Summary of Significant Accounting Policies" in Note 1 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Derivative Financial Instruments
Certain financial information about the Company's derivative financial instruments is set forth under the heading "Derivative Financial Instruments" in Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
We have performed a sensitivity analysis as of January 30, 2016 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 30, 2016. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow exposure, net of our foreign exchange derivative financial instruments, of $43 million as of January 30, 2016.

Debt
Certain financial information about the Company's debt is set forth under the heading "Debt" in Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.
Our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 are not subject to interest rate risk as they have a fixed interest rate.

The $400 million Term Loan matures and is payable in full on October 15, 2016, but may be extended until October 15, 2017. Interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin. The average interest rate for fiscal 2015 was 1 percent. Due to the short-term nature of the loan, we believe we have no material exposure to interest rate risk.
Our interest rate associated with a 15 billion Japanese yen, four-year, unsecured term loan as of January 30, 2016 is as follows:

	Expected Maturity Date (Fiscal Year)
(¥ in billions)	2016	2017	Total	Fair Value (1)
Principal payments	¥2.5	¥7.5	¥10	¥10
Average interest rate (2)	1%	1%	1%
__________

(1)	The carrying amount of the Japan Term Loan approximates its fair value as the interest rate varies depending on market rates.

(2)
The average interest rate for all periods presented was calculated based on the Tokyo Interbank Offered Rate plus a fixed margin as of January 30, 2016. As the interest rate for the term loan is variable, it is subject to change for all periods presented.

Cash Equivalents
We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in time deposits and money market funds. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $6 million in fiscal 2015.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Gap, Inc.:
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and its subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three fiscal years in the period ended January 30, 2016. We also have audited the Company's internal control over financial reporting as of January 30, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and its subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    Deloitte & Touche LLP
San Francisco, California
March 21, 2016

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,370	$1,515
Merchandise inventory	1,873	1,889
Other current assets	742	913
Total current assets	3,985	4,317
Property and equipment, net	2,850	2,773
Other long-term assets	638	600
Total assets	$7,473	$7,690
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$421	$21
Accounts payable	1,112	1,173
Accrued expenses and other current liabilities	979	1,020
Income taxes payable	23	20
Total current liabilities	2,535	2,234
Long-term liabilities:
Long-term debt	1,310	1,332
Lease incentives and other long-term liabilities	1,083	1,141
Total long-term liabilities	2,393	2,473
Commitments and contingencies (see Notes 11 and 15)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 397 and 421 shares	20	21
Retained earnings	2,440	2,797
Accumulated other comprehensive income	85	165
Total stockholders' equity	2,545	2,983
Total liabilities and stockholders' equity	$7,473	$7,690

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2015	2014	2013
Net sales	$15,797	$16,435	$16,148
Cost of goods sold and occupancy expenses	10,077	10,146	9,855
Gross profit	5,720	6,289	6,293
Operating expenses	4,196	4,206	4,144
Operating income	1,524	2,083	2,149
Interest expense	59	75	61
Interest income	(6)	(5)	(5)
Income before income taxes	1,471	2,013	2,093
Income taxes	551	751	813
Net income	$920	$1,262	$1,280
Weighted-average number of shares—basic	411	435	461
Weighted-average number of shares—diluted	413	440	467
Earnings per share—basic	$2.24	$2.90	$2.78
Earnings per share—diluted	$2.23	$2.87	$2.74

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2015	2014	2013
Net income	$920	$1,262	$1,280
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (tax benefit) of $(1), $(2), and $5	(38)	(47)	(51)
Change in fair value of derivative financial instruments, net of tax of $21, $48, and $30	60	118	48
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(42), $(20), and $(27)	(102)	(41)	(43)
Other comprehensive income (loss), net of tax	(80)	30	(46)
Comprehensive income	$840	$1,292	$1,234

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
($ and shares in millions except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance as of February 2, 2013	1,106	$55	$2,864	$13,259	$181	(643)	$(13,465)	$2,894
Net income				1,280				1,280
Other comprehensive loss, net of tax					(46)			(46)
Repurchases of common stock						(26)	(1,009)	(1,009)
Reissuance of treasury stock under share-based compensation plans, net of withholding tax payments related to vesting of stock units			(132)			9	229	97
Tax benefit from exercise of stock options and vesting of stock units			50					50
Share-based compensation, net of estimated forfeitures			117					117
Common stock dividends ($0.70 per share)				(321)				(321)
Balance as of February 1, 2014	1,106	55	2,899	14,218	135	(660)	(14,245)	3,062
Net income				1,262				1,262
Other comprehensive income, net of tax					30			30
Repurchases of common stock	(29)	(1)	(155)	(973)		(1)	(35)	(1,164)
Reissuance of treasury stock under share-based compensation plans, net of shares withheld for employee taxes			(2)			1	23	21
Retirement of treasury stock	(660)	(33)	(2,897)	(11,327)		660	14,257	—
Issuance of common stock under share-based compensation plans, net of withholding tax payments related to vesting of stock units	4	—	17					17
Tax benefit from exercise of stock options and vesting of stock units			37					37
Share-based compensation, net of estimated forfeitures			101					101
Common stock dividends ($0.88 per share)				(383)				(383)
Balance as of January 31, 2015	421	21	—	2,797	165	—	—	2,983
Net income				920				920
Other comprehensive loss, net of tax					(80)			(80)
Repurchases of common stock	(30)	(1)	(99)	(900)				(1,000)
Issuance of common stock under share-based compensation plans, net of withholding tax payments related to vesting of stock units	6	—	(4)					(4)
Tax benefit from exercise of stock options and vesting of stock units			26					26
Share-based compensation, net of estimated forfeitures			77					77
Common stock dividends ($0.92 per share)				(377)				(377)
Balance as of January 30, 2016	397	$20	$—	$2,440	$85	—	$—	$2,545

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$920	$1,262	$1,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592	564	536
Amortization of lease incentives	(65)	(64)	(66)
Share-based compensation	76	100	116
Tax benefit from exercise of stock options and vesting of stock units	26	37	50
Excess tax benefit from exercise of stock options and vesting of stock units	(28)	(38)	(56)
Non-cash and other items	(72)	(56)	(60)
Deferred income taxes	101	75	69
Changes in operating assets and liabilities:
Merchandise inventory	(6)	(9)	(193)
Other current assets and other long-term assets	133	240	(44)
Accounts payable	(47)	(41)	105
Accrued expenses and other current liabilities	(41)	(33)	(5)
Income taxes payable, net of prepaid and other tax-related items	(24)	(87)	(74)
Lease incentives and other long-term liabilities	29	179	47
Net cash provided by operating activities	1,594	2,129	1,705
Cash flows from investing activities:
Purchases of property and equipment	(726)	(714)	(670)
Proceeds from sale of property and equipment	—	121	—
Maturities of short-term investments	—	—	50
Other	(4)	(3)	(4)
Net cash used for investing activities	(730)	(596)	(624)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	400	—	—
Proceeds from issuance of long-term debt	—	—	144
Payments of long-term debt	(21)	(21)	—
Proceeds from issuances under share-based compensation plans	65	90	142
Withholding tax payments related to vesting of stock units	(69)	(52)	(45)
Repurchases of common stock	(1,015)	(1,179)	(979)
Excess tax benefit from exercise of stock options and vesting of stock units	28	38	56
Cash dividends paid	(377)	(383)	(321)
Other	(1)	—	(1)
Net cash used for financing activities	(990)	(1,507)	(1,004)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	(19)	(21)	(27)
Net increase (decrease) in cash and cash equivalents	(145)	5	50
Cash and cash equivalents at beginning of period	1,515	1,510	1,460
Cash and cash equivalents at end of period	$1,370	$1,515	$1,510
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$81	$73	$90
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$78	$77	$77
Cash paid for income taxes during the period, net of refunds	$452	$714	$805
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 30, 2016, January 31, 2015, and February 1, 2014
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware Corporation, is a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and beginning in October 2015, Mexico. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in many other countries around the world. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 30, 2016 (fiscal 2015), January 31, 2015 (fiscal 2014), and February 1, 2014 (fiscal 2013) consisted of 52 weeks.

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

Cash and Cash Equivalents and Short-Term Investments
Cash includes funds deposited in banks and amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days.
All highly liquid investments with original maturities of 91 days or less are classified as cash equivalents. Highly liquid investments with original maturities of greater than 91 days that will mature less than one year from the balance sheet date are classified as short-term investments. Our cash equivalents are placed primarily in time deposits and money market funds and are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Income related to these securities is recorded in interest income in the Consolidated Statements of Income.

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

Insurance and Self-Insurance
We retain a portion of the risk for certain losses related to employee health and welfare, workers’ compensation, general, and other liability claims. Undiscounted liabilities associated with these programs are estimated based primarily on actuarially-determined amounts and are accrued in part by considering historical claims experience, demographic factors, severity factors, and other actuarial assumptions. These insurance liabilities are recorded in accrued expenses and other current liabilities and lease incentives and other long-term liabilities in the Consolidated Balance Sheets.

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

Revenue Recognition
Revenue is recognized for sales transacted at stores when the customer receives and pays for the merchandise at the register. For sales where we ship the merchandise to the customer from a distribution center or store, revenue is recognized at the time we estimate the customer receives the product. Amounts related to shipping and handling that are billed to customers are recorded in net sales, and the related costs are recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. Revenues are presented net of estimated returns and any taxes collected from customers and remitted to governmental authorities. Allowances for estimated returns are recorded based on estimated margin using our historical return patterns.
We sell merchandise to franchisees under multi-year franchise agreements. We recognize revenue from sales to franchisees at the time merchandise ownership is transferred to the franchisee, which generally occurs when the merchandise reaches the franchisee’s predesignated turnover point. These sales are recorded in net sales, and the related cost of goods sold is recorded in cost of goods sold and occupancy expenses in the Consolidated Statements of Income. We also receive royalties from franchisees primarily based on a percentage of the total merchandise purchased by the franchisee, net of any refunds or credits due them. Royalty revenue is recognized primarily when merchandise ownership is transferred to the franchisee and is recorded in net sales in the Consolidated Statements of Income.

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
Merchandise handling and receiving expenses and distribution center general and administrative expenses recorded in operating expenses were $254 million, $255 million, and $243 million in fiscal 2015, 2014, and 2013, respectively. We receive payments from third parties that provide our customers with private label credit cards and/or co-branded credit cards. The majority of such cash receipts are recorded in other income, which is a component of operating expenses, and the remaining portion of income is recognized as a reduction to cost of goods sold and occupancy expenses.

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

Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include the decision to close a store, corporate facility, or distribution center, or a significant decrease in the operating performance of the long-lived asset. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses in the Consolidated Statements of Income. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is primarily at the store level.

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
A trade name is considered impaired if the carrying amount exceeds its estimated fair value. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of a trade name is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates and royalty rates.
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

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $578 million, $639 million, and $637 million in fiscal 2015, 2014, and 2013, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.
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

Credit Cards
We have credit card agreements (the “Agreements”) with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively, the “Credit Cards”). Each private label credit card bears the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used everywhere VISA credit cards are accepted. A third-party financing company is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. We receive cash in accordance with the Agreements based on usage of the Credit Cards or specified transactional fees. We recognize income for such cash receipts when the amounts are fixed or determinable and collectibility is reasonably assured, which is generally the time at which the actual usage of the Credit Cards or specified transaction occurs. The majority of the income is recorded in other income, which is a component of operating expenses in our Consolidated Statements of Income, and the remaining portion of income is recognized as a reduction to cost of goods sold and occupancy expenses in our Consolidated Statements of Income.
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

Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using rates that approximate those in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded in the Consolidated Statements of Comprehensive Income and in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated OCI. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the Consolidated Statements of Income.
The aggregate transaction gains and losses recorded in operating expenses in the Consolidated Statements of Income are as follows:

	Fiscal Year
($ in millions)	2015	2014	2013
Foreign currency transaction gain (loss)	$(6)	$(34)	$1
Realized and unrealized gain from certain derivative financial instruments	25	28	16
Net foreign exchange gain (loss)	$19	$(6)	$17

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, the ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted under this ASU. We adopted ASU No. 2015-17 prospectively effective January 30, 2016. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets to the net noncurrent deferred tax assets in our Consolidated Balance Sheet as of January 30, 2016. No prior periods were retrospectively adjusted.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are currently assessing the impact of this ASU on our Consolidated Financial Statements, but expect that it will result in a significant increase in our long-term assets and liabilities.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for this ASU is the same as the effective date for ASU 2014-09, Revenue from Contracts with Customers. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.

Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	January 30, 2016	January 31, 2015
Cash (1)	$853	$1,086
Bank certificates of deposit and time deposits	313	341
Money market funds	204	88
Cash equivalents	517	429
Cash and cash equivalents	$1,370	$1,515
__________

(1)	Cash includes $64 million and $77 million of amounts in transit from banks for customer credit card and debit card transactions as of January 30, 2016 and January 31, 2015, respectively.
We did not record any impairment charges on our cash equivalents in fiscal 2015, 2014, or 2013.

Other Current Assets
Other current assets consist of the following:

($ in millions)	January 30, 2016	January 31, 2015
Accounts receivable	$282	$275
Prepaid minimum rent and occupancy expenses	155	149
Prepaid income taxes	142	148
Current portion of deferred tax assets (1)	—	142
Derivative financial instruments	85	134
Other	78	65
Other current assets	$742	$913
__________

(1)
We adopted ASU No. 2015-17, Income Taxes, effective January 30, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets to the net noncurrent deferred tax assets recorded in other long-term assets in our Consolidated Balance Sheet as of January 30, 2016.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 30, 2016	January 31, 2015
Leasehold improvements	$3,252	$3,220
Furniture and equipment	2,603	2,560
Software	1,433	1,349
Land, buildings, and building improvements	1,019	1,009
Construction-in-progress	187	167
Property and equipment, at cost	8,494	8,305
Less: Accumulated depreciation	(5,644)	(5,532)
Property and equipment, net of accumulated depreciation	$2,850	$2,773
Depreciation expense for property and equipment was $588 million, $560 million, and $530 million for fiscal 2015, 2014, and 2013, respectively.

Interest of $8 million, $7 million, and $8 million related to assets under construction was capitalized in fiscal 2015, 2014, and 2013, respectively.
We recorded a charge for the impairment of long-lived assets of $54 million, $10 million, and $1 million for fiscal 2015, 2014, and 2013, respectively, primarily related to store assets, which is recorded in operating expenses in the Consolidated Statements of Income.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	January 30, 2016	January 31, 2015
Long-term income tax-related assets (1)	$189	$124
Goodwill	180	180
Trade names	92	92
Other	177	204
Other long-term assets	$638	$600
__________

(1)
We adopted ASU No. 2015-17, Income Taxes, effective January 30, 2016 on a prospective basis. Adoption of this ASU resulted in a reclassification of our net current deferred tax assets to the net noncurrent deferred tax assets recorded in other long-term assets in our Consolidated Balance Sheet as of January 30, 2016.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 30, 2016	January 31, 2015
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	$254	$251
Accrued compensation and benefits	230	278
Short-term deferred rent and tenant allowances	100	102
Other	395	389
Accrued expenses and other current liabilities	$979	$1,020
No other individual items accounted for greater than five percent of total current liabilities as of January 30, 2016 or January 31, 2015.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	January 30, 2016	January 31, 2015
Long-term deferred rent and tenant allowances	$776	$773
Long-term asset retirement obligations	70	63
Long-term income tax-related liabilities	49	93
Other	188	212
Lease incentives and other long-term liabilities	$1,083	$1,141
The activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates. The activity was not material for fiscal 2015 or 2014.

Sales Return Allowance
A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 30, 2016	January 31, 2015	February 1, 2014
Balance at beginning of fiscal year	$29	$26	$27
Additions	865	896	896
Returns	(867)	(893)	(897)
Balance at end of fiscal year	$27	$29	$26
Sales return allowances are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Note 3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following and are included in other long-term assets in the Consolidated Balance Sheets:

($ in millions)	January 30, 2016	January 31, 2015
Goodwill	$180	$180
Trade names	$92	$92
Other indefinite-lived intangible assets	$4	$6
Intangible assets subject to amortization	$18	$18
Less: Accumulated amortization	(17)	(17)
Intangible assets subject to amortization, net	$1	$1

Goodwill
Goodwill consists of $99 million and $81 million related to Athleta and Intermix, respectively, as of January 30, 2016 and January 31, 2015. During the fourth quarter of fiscal 2015, we completed our annual impairment test of goodwill and we did not recognize any impairment charges.

Other Intangible Assets
Trade names consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of January 30, 2016 and January 31, 2015. During the fourth quarter of fiscal 2015, we completed our annual impairment test of trade names and we did not recognize any impairment charges.
The intangible assets subject to amortization consist of customer relationships and non-compete agreements related to Athleta and Intermix of $15 million and $3 million, respectively. Athleta's intangible assets subject to amortization were fully amortized by the end of fiscal 2012. Intermix's non-compete agreements were fully amortized by the end of fiscal 2013 and its customer relationships will be fully amortized by the end of fiscal 2016.
There was no material amortization expense for intangible assets subject to amortization recorded in operating expenses in the Consolidated Statements of Income for fiscal 2015 and 2014.

Note 4. Debt
Long-term debt consists of the following:

($ in millions)	January 30, 2016	January 31, 2015
Notes	$1,248	$1,247
Japan Term Loan	83	106
Total long-term debt	1,331	1,353
Less: Current portion	(21)	(21)
Total long-term debt, less current portion	$1,310	$1,332
We have $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes") due April 2021. Interest is payable semi-annually on April 12 and October 12 of each year, and we have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of January 30, 2016 and January 31, 2015, the estimated fair value of the Notes was $1.29 billion and $1.44 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year.
In January 2014, we entered into a 15 billion Japanese yen, four-year, unsecured term loan due January 2018. Repayments of 2.5 billion Japanese yen ($21 million as of January 30, 2016) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($62 million as of January 30, 2016) due on January 15, 2018. In addition, interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin. The average interest rate for fiscal 2015 was 1 percent. The carrying amount of the Japan Term Loan as of January 30, 2016 approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). The Japan Term Loan agreement contains certain requirements, including that the covenants in our $500 million, five-year, unsecured revolving credit facility are upheld. As of January 30, 2016, we were in compliance with all such covenants. Violation of these covenants would result in a default under the Japan Term Loan agreement, which, at the bank's discretion, could require the immediate repayment of outstanding amounts.
In October 2015, we entered into a $400 million unsecured Term Loan. The Term Loan matures and is payable in full on October 15, 2016, but may be extended until October 15, 2017. As of January 30, 2016, the carrying amount of our $400 million Term Loan approximated its fair value due to the short-term nature of the loan. Interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a fixed margin. The average interest rate for fiscal 2015 was 1 percent. The Term Loan is included in current maturities of debt in the Consolidated Balance Sheet.
Note 5. Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which was set to expire in May 2018. On May 20, 2015, the Facility was amended under substantially similar terms to extend the expiration date to May 2020 and improve the pricing structure. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 30, 2016, there were no borrowings and no material outstanding standby letters of credit under the Facility.
As of January 30, 2016, Standard & Poor's, Moody’s, and Fitch rate us at BBB-, Baa2, and BBB-, respectively. Any future change in the Standard & Poor’s or Moody’s ratings could change any future interest expense if we were to draw on the Facility.

We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $47 million as of January 30, 2016. As of January 30, 2016, there were no borrowings under the Foreign Facilities. There were $12 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of January 30, 2016.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of January 30, 2016, we had $18 million in standby letters of credit issued under these agreements. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which expires in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of January 30, 2016.
The Facility and the unsecured committed letter of credit agreement contain financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of January 30, 2016, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and letter of credit agreement, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances, terminate our ability to request letters of credit under the letter of credit agreement, require the immediate repayment of any outstanding advances under the Facility, and require the immediate posting of cash collateral in support of any outstanding letters of credit under the letter of credit agreement.
Note 6. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2015 or 2014. There were no transfers into or out of level 1 and level 2 during fiscal 2015 or 2014.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$517	$204	$313	$—
Derivative financial instruments	93	—	93	—
Deferred compensation plan assets	37	37	—	—
Total	$647	$241	$406	$—
Liabilities:
Derivative financial instruments	$3	$—	$3	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$429	$88	$341	$—
Derivative financial instruments	157	—	157	—
Deferred compensation plan assets	40	40	—	—
Total	$626	$128	$498	$—
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
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
We maintain the Gap Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees and non-employee directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets in the Consolidated Balance Sheets.

Nonfinancial Assets
In June 2015, the Company announced a series of strategic actions to position Gap brand for improved business performance in the future, including its plan to close about 175 Gap brand specialty stores in North America and a limited number of stores in Europe and Asia over the next few years. As a result of the strategic actions, in fiscal 2015, we recorded an impairment charge of $38 million related to long-lived assets. We also recorded an impairment charge of $16 million for long-lived assets that were unrelated to the Gap brand strategic actions.
As discussed in Note 2 of Notes to Consolidated Financial Statements, we recorded a total charge for the impairment of long-lived assets of $54 million, $10 million, and $1 million in fiscal 2015, 2014, and 2013, respectively. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $62 million, $11 million, and $2 million to their fair value of $8 million, $1 million, and $1 million during fiscal 2015, 2014, and 2013, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.
In fiscal 2015, we also recorded an impairment charge of $5 million related to an indefinite-lived intangible asset as a result of the strategic actions discussed above. The impairment charge was recorded in operating expenses in the Consolidated Statement of Income and reduced the then carrying amount of the applicable indefinite-lived intangible asset of $6 million to its fair value of $1 million during fiscal 2015. There were no impairment charges recorded for other indefinite-lived intangible assets for fiscal 2014 or 2013.
There were no impairment charges recorded for goodwill for fiscal 2015, 2014, or 2013.

Note 7. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The principal currencies hedged against changes in the U.S. dollar are British pounds, Canadian dollars, Euro, and Japanese yen.

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
There were no material amounts recorded in income for fiscal 2015, 2014, or 2013 as a result of our analysis of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in income for fiscal 2015, 2014, or 2013 as a result of our analysis of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

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

Outstanding Notional Amounts
As of January 30, 2016 and January 31, 2015, we had foreign exchange forward contracts outstanding in the following notional amounts:

(notional amounts in millions)	January 30, 2016		January 31, 2015
U.S. dollars (1)		$1,542		$1,395
British pounds		£1		£—
Canadian dollars	C$	40	C$	14
Euro		€—		€1
__________

(1)	The principal currencies hedged against changes in the U.S. dollar were British pounds, Canadian dollars, Euro, and Japanese yen.

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	January 30, 2016	January 31, 2015
Derivatives designated as cash flow hedges:
Other current assets	$71	$115
Other long-term assets	$8	$23
Accrued expenses and other current liabilities	$1	$—
Lease incentives and other long-term liabilities	$1	$—

Derivatives designated as net investment hedges:
Other current assets	$1	$1
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$—	$—
Lease incentives and other long-term liabilities	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$13	$18
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$1	$1
Lease incentives and other long-term liabilities	$—	$—

Total derivatives in an asset position	$93	$157
Total derivatives in a liability position	$3	$1
The majority of the unrealized gains and losses from designated cash flow hedges as of January 30, 2016 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of January 30, 2016 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $2 million and $1 million as of January 30, 2016 and January 31, 2015, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $91 million and $156 million and the net amounts of the derivative financial instruments in a liability position would be $1 million and zero as of January 30, 2016 and January 31, 2015, respectively.
See Note 6 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2015	2014	2013
Derivatives in cash flow hedging relationships:
Gain recognized in other comprehensive income	$81	$166	$78
Gain reclassified into cost of goods sold and occupancy expenses	$135	$53	$59
Gain reclassified into operating expenses	$9	$8	$11

Derivatives in net investment hedging relationships:
Gain recognized in other comprehensive income	$3	$4	$17
For fiscal 2015, 2014, and 2013, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Consolidated Statements of Income, on a pre-tax basis are as follows:

	Fiscal Year
($ in millions)	2015	2014	2013
Gain recognized in operating expenses	$16	$20	$5
Note 8. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 30, 2016.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 30, 2016.

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

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2015	2014	2013
Number of shares repurchased	30	30	26
Total cost	$1,000	$1,164	$1,009
Average per share cost including commissions	$33.90	$39.28	$38.42
Between January 2013 and October 2014, the Board of Directors authorized a total of $2.5 billion for share repurchases, all of which was completed by the end of May 2015.
In February 2015, we announced that the Board of Directors approved a $1.0 billion share repurchase authorization. In February 2016, we announced that the Board of Directors approved a new $1.0 billion share repurchase authorization. The February 2015 repurchase program, which had $302 million remaining as of January 30, 2016, was superseded and replaced by the February 2016 repurchase program.
All of the share repurchases were paid for as of January 30, 2016. All except $15 million of the share repurchases were paid for as of January 31, 2015.

Note 9. Accumulated Other Comprehensive Income
Changes in accumulated OCI by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
Foreign currency translation	(38)	—	(38)
Change in fair value of derivative financial instruments	—	60	60
Amounts reclassified from accumulated OCI	—	(102)	(102)
Other comprehensive loss, net	(38)	(42)	(80)
Balance at January 30, 2016	$22	$63	$85

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
Foreign currency translation	(47)	—	(47)
Change in fair value of derivative financial instruments	—	118	118
Amounts reclassified from accumulated OCI	—	(41)	(41)
Other comprehensive income (loss), net	(47)	77	30
Balance at January 31, 2015	$60	$105	$165

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2013	$158	$23	$181
Foreign currency translation	(51)	—	(51)
Change in fair value of derivative financial instruments	—	48	48
Amounts reclassified from accumulated OCI	—	(43)	(43)
Other comprehensive income (loss), net	(51)	5	(46)
Balance at February 1, 2014	$107	$28	$135
See Note 7 of Notes to Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Income.
Note 10. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2015	2014	2013
Stock units	$61	$86	$99
Stock options	10	9	12
Employee stock purchase plan	5	5	5
Share-based compensation expense	76	100	116
Less: Income tax benefit	(28)	(37)	(45)
Share-based compensation expense, net of tax	$48	$63	$71
No material share-based compensation expense was capitalized in fiscal 2015, 2014, or 2013.

There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2015, 2014, or 2013.

General Description of Stock Option and Other Stock Award Plans
The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996 and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was amended and restated on August 20, 2008. The 2006 Plan was further amended and restated on May 17, 2011 and renamed the 2011 Long-Term Incentive Plan (the “2011 Plan”). The 2011 Plan was further amended and restated in February 2014. The 2011 Plan was further amended and restated in February 2016, and renamed the 2016 Long-Term Incentive Plan, subject to shareholder approval. Under the 2011 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”).
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
As of January 30, 2016, there were 216,586,781 shares that have been authorized for issuance under the 2011 Plan, including those shares available for issuance under the 2002 Plan, which have or may become available for issuance under the 2011 Plan.
As discussed in Note 8 of Notes to Consolidated Financial Statements, the Company retired all existing treasury stock as of March 1, 2014. All common stock repurchased subsequent to March 1, 2014 is immediately retired and all shares related to stock options and other stock awards are now issued from authorized but unissued common stock.

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
A summary of Stock Unit activity under the 2011 Plan for fiscal 2015 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 31, 2015	5,646,478	$33.02
Granted	2,557,612	$37.59
Granted, with vesting subject to performance conditions	597,131	$38.71
Vested	(2,622,940)	$29.43
Forfeited	(1,824,319)	$37.57
Balance as of January 30, 2016	4,353,962	$36.74

A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2015	2014	2013
Weighted-average fair value per share of Stock Units granted	$37.80	$40.20	$36.15
Fair value of Stock Units vested (in millions)	$77	$114	$63
The aggregate intrinsic value of unvested Stock Units as of January 30, 2016 was $108 million.
As of January 30, 2016, there was $81 million (before any related tax benefit) of unrecognized share-based compensation expense, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 1.98 years. Total unrecognized share-based compensation may be adjusted for future changes in estimated forfeitures.

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
Out of 2,557,612 Stock Units granted in fiscal 2015, 157,507 Stock Units were granted based on satisfaction of performance metrics.
The liability related to potential Stock Units based on performance metrics, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was not material as of January 30, 2016 and was $1 million as of January 31, 2015.

Stock Options
We have stock options outstanding under the 2011 Plan. As of January 30, 2016, there are no remaining stock options outstanding under the 2002 Plan. Stock options generally expire the earlier of 10 years from the grant date, three months after employee termination, or one year after the date of an employee’s retirement or death. Vesting generally occurs over a period of four years of continued service by the employee, with 25 percent vesting on each of the four anniversary dates.
The fair value of stock options issued during fiscal 2015, 2014, and 2013 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2015	2014	2013
Expected term (in years)	3.8	4.4	4.5
Expected volatility	25.9%	27.3%	31.5%
Dividend yield	2.2%	2.1%	1.7%
Risk-free interest rate	1.2%	1.3%	0.7%

A summary of stock option activity under the 2011 Plan and the 2002 Plan for fiscal 2015 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of January 31, 2015	5,195,265	$30.89
Granted	1,914,038	$40.68
Exercised	(1,630,246)	$23.05
Forfeited/Expired	(1,227,502)	$37.90
Balance as of January 30, 2016	4,251,555	$36.29
A summary of additional information about stock options is as follows:

	Fiscal Year
	2015	2014	2013
Weighted-average fair value per share of stock options granted	$6.84	$8.20	$8.25
Aggregate intrinsic value of stock options exercised (in millions)	$29	$63	$125
Fair value of stock options vested (in millions)	$10	$10	$14
Information about stock options outstanding, vested or expected to vest, and exercisable as of January 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares as of January 30, 2016	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number of Shares as of January 30, 2016	Weighted- Average Exercise Price Per Share
$11.77 - $25.09	949,360	4.94	$22.91	712,397	$22.25
$25.38 - $38.67	857,602	7.24	$35.84	319,017	$36.07
$39.71 - $41.20	348,249	8.73	$41.14	13,024	$40.32
$41.27 - $41.27	1,171,388	9.10	$41.27	—	N/A
$41.67 - $46.41	924,956	7.91	$42.30	234,979	$42.29
	4,251,555	7.51	$36.29	1,279,417	$29.56
Vested or expected to vest as of January 30, 2016	3,983,047	7.42	$36.04
The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 30, 2016 were each $2 million. Stock options exercisable as of January 30, 2016 had a weighted-average remaining contractual life of 5.69 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 949,751, 785,794, and 811,223 shares issued under the ESPP in fiscal 2015, 2014, and 2013, respectively. As of January 30, 2016, there were 2,518,191 shares reserved for future issuances under the ESPP.

Note 11. Leases
We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2032. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.
The aggregate minimum non-cancelable annual lease payments under leases in effect on January 30, 2016 are as follows:

($ in millions)
Fiscal Year
2016	$1,135
2017	1,098
2018	946
2019	821
2020	682
Thereafter	2,118
Total minimum lease commitments	$6,800
The total minimum lease commitment amount above does not include minimum sublease rent income of $17 million receivable in the future under non-cancelable sublease agreements.
Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2015	2014	2013
Minimum rent expense	$1,211	$1,209	$1,162
Contingent rent expense	106	114	121
Less: Sublease income	(4)	(4)	(4)
Total	$1,313	$1,319	$1,279

Note 12. Income Taxes
Effective February 2, 2014, we adopted ASU No. 2013-11, Income Taxes, which clarifies the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This adoption did not have a material impact on our Consolidated Financial Statements.
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2015	2014	2013
United States	$1,401	$1,842	$1,817
Foreign	70	171	276
Income before income taxes	$1,471	$2,013	$2,093

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2015	2014	2013
Current:
Federal	$418	$547	$616
State	25	61	65
Foreign	7	68	63
Total current	450	676	744
Deferred:
Federal	99	70	76
State	12	6	—
Foreign	(10)	(1)	(7)
Total deferred	101	75	69
Total provision	$551	$751	$813
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.5	3.3	3.1
Tax impact of foreign operations	0.3	1.0	0.8
Excess foreign tax credits	—	(2.0)	—
Other	(0.3)	—	(0.1)
Effective tax rate	37.5%	37.3%	38.8%

The impact of state and local income taxes for fiscal 2015, net of federal benefit, includes retroactive tax benefits resulting from the approval of certain state tax credits which the company received in fiscal 2015.
In connection with a review of the Company’s overall cash position and anticipated cash needs, we made a $473 million distribution of certain foreign earnings in fiscal 2014, resulting in an overall net tax benefit of approximately $41 million. The benefit is primarily due to the recognition of foreign tax credits which exceeded the taxes due on the distribution of foreign earnings.

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 30, 2016	January 31, 2015
Gross deferred tax assets:
Deferred rent	$163	$162
Accrued payroll and related benefits	69	107
Nondeductible accruals	116	113
Inventory capitalization and other adjustments	44	63
Deferred income	63	69
Federal, state, and foreign net operating losses	47	48
Other	39	70
Total gross deferred tax assets	541	632
Valuation allowance	(101)	(94)
Total deferred tax assets, net of valuation allowance	440	538
Deferred tax liabilities:
Depreciation and amortization	(169)	(173)
Unremitted earnings of certain foreign subsidiaries	(56)	(56)
Unrealized net gain on cash flow hedges	(24)	(45)
Other	(7)	(3)
Total deferred tax liabilities	(256)	(277)
Net deferred tax assets	$184	$261
As of January 30, 2016, we had approximately $65 million of state, and $180 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were approximately $4 million for state and $43 million for foreign as of January 30, 2016. We provided a valuation allowance of approximately $33 million against the deferred tax assets related to the foreign loss carryovers. We also provided a valuation allowance of approximately $68 million related to other federal and foreign deferred tax assets. The state losses expire between fiscal 2019 and fiscal 2034, approximately $57 million of the foreign losses expire between fiscal 2016 and fiscal 2035, and $123 million of the foreign losses do not expire.
In fiscal 2015, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that no current year earnings were in excess of the amount we expect to utilize in our foreign operations for an indefinite period of time and, therefore, we have not recorded any related U.S. tax expense.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that is indefinitely reinvested outside the United States, as we intend to utilize, or have utilized, the undistributed foreign earnings of these subsidiaries in our operations outside the United States for an indefinite period of time, primarily to support our international growth. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The cumulative amount of such temporary differences totaled approximately $642 million as of January 30, 2016, which substantially exceeds the cash available for repatriation currently held by these subsidiaries. The amount of any unrecognized deferred income tax liability on this temporary difference is estimated to be approximately $86 million.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2015	2014	2013
Balance at beginning of fiscal year	$75	$72	$109
Increases related to current year tax positions	3	9	8
Prior year tax positions:
Increases	6	4	8
Decreases	(34)	(9)	(47)
Cash settlements	(3)	(1)	(5)
Foreign currency translation	—	—	(1)
Balance at end of fiscal year	$47	$75	$72
Of the $47 million, $75 million, and $72 million of total unrecognized tax benefits as of January 30, 2016, January 31, 2015, and February 1, 2014, respectively, approximately $34 million, $31 million, and $27 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2015, 2014, and 2013, interest expense of $1 million, $2 million, and $4 million, respectively, was recognized in the Consolidated Statements of Income relating to tax liabilities. In fiscal 2015, we also recognized an interest expense reversal of $15 million in the Consolidated Statement of Income, primarily as a result of a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. We reduced our unrecognized tax benefits for these matters by $32 million, and there was no impact on the tax provision due to the offsetting decrease for the U.S. indirect effect of these unrecognized tax benefits. In fiscal 2013, we also recognized an interest expense reversal of $18 million in the Consolidated Statement of Income relating to the favorable resolution of foreign tax matters. As of January 30, 2016 and January 31, 2015, the Company had total accrued interest related to the unrecognized tax benefits of $5 million and $18 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of January 30, 2016 or January 31, 2015.
The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, the United Kingdom, Hong Kong, Japan, China, and India. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2008.
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of January 30, 2016, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $3 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statement of Income would not be material.
Note 13. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $42 million, $40 million, and $37 million in fiscal 2015, 2014, and 2013, respectively.

We maintain the Gap Inc. DCP, which allows eligible employees and non-employee directors to defer compensation up to a maximum amount. Plan investments are recorded at market value and are designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of January 30, 2016 and January 31, 2015, the assets related to the DCP were $37 million and $40 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of January 30, 2016 and January 31, 2015, the corresponding liabilities related to the DCP were $37 million and $40 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2015, 2014, and 2013 were not material.
Note 14. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2015	2014	2013
Weighted-average number of shares—basic	411	435	461
Common stock equivalents	2	5	6
Weighted-average number of shares—diluted	413	440	467
The above computations of weighted-average number of shares—diluted exclude 4 million, 2 million, and 2 million shares related to stock options and other stock awards for fiscal 2015, 2014, and 2013, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
Note 15. Commitments and Contingencies
Our future purchase obligations and commitments as of January 30, 2016 are as follows:

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase obligations and commitments (1)	$3,882	$75	$8	$8	$3,973
__________

(1)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
In January 2006, we entered into a ten-year non-exclusive services agreement with IBM under which IBM operates certain significant aspects of our IT infrastructure. The service agreement was set to expire in March 2016. During the first quarter of fiscal 2013, we executed an amendment to extend the term of the agreement through February 2018 and to reduce the scope of services provided by IBM as we opted to take back certain services related to our mainframe services, our data centers, and our corporate network. We pay IBM a combination of fixed and variable charges, with the variable charges fluctuating based on our actual consumption of services, and we have various options to terminate the agreement. IBM also has certain termination rights in the event of our material breach of the agreement and failure to cure. We paid $37 million, $38 million, and $64 million to IBM for fixed charges in fiscal 2015, 2014, and 2013, respectively. Based on the current projection of service needs, we expect to pay approximately $73 million to IBM over the remaining two years of the contract.

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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 30, 2016, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of January 30, 2016 and January 31, 2015, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of January 30, 2016 and January 31, 2015 was not material for any individual Action or in total. Subsequent to January 30, 2016 and through the filing date of March 21, 2016, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.
Note 16. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of January 30, 2016, our operating segments included: Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for all geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of January 30, 2016.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2015
U.S. (1)	$3,303	$5,987	$2,211	$712	$12,213	77%
Canada	348	467	229	3	1,047	7
Europe	726	—	71	—	797	5
Asia	1,215	194	112	—	1,521	10
Other regions	159	27	33	—	219	1
Total	$5,751	$6,675	$2,656	$715	$15,797	100%
Sales growth (decline)	(7)%	1%	(9)%	(2)%	(4)%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2014
U.S. (1)	$3,575	$5,967	$2,405	$725	$12,672	77%
Canada	384	500	249	4	1,137	7
Europe	824	—	93	—	917	6
Asia	1,208	149	145	—	1,502	9
Other regions	174	3	30	—	207	1
Total	$6,165	$6,619	$2,922	$729	$16,435	100%
Sales growth (decline)	(3)%	6%	2%	8%	2%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2013
U.S. (1)	$3,800	$5,698	$2,365	$668	$12,531	78%
Canada	404	482	238	4	1,128	7
Europe	809	—	82	—	891	5
Asia	1,165	77	155	—	1,397	9
Other regions	173	—	28	—	201	1
Total	$6,351	$6,257	$2,868	$672	$16,148	100%
Sales growth (decline)	2%	2%	(1)%	70%	3%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Piperlime, Athleta, and Intermix.

Total online sales were $2.5 billion, $2.5 billion, and $2.3 billion in fiscal 2015, 2014, and 2013, respectively.
Net sales by region are allocated based on the location in which the sale originated. This is determined based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	January 30, 2016	January 31, 2015
U.S. (1)	$2,578	$2,547
Canada	160	156
Total North America	2,738	2,703
Other regions	559	528
Total long-lived assets	$3,297	$3,231
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

Note 17. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016	January 30, 2016 (fiscal 2015)
Net sales	$3,657	$3,898	$3,857	$4,385	$15,797
Gross profit	$1,382	$1,458	$1,440	$1,440	$5,720
Net income	$239	$219	$248	$214	$920
Earnings per share—basic (1)	$0.57	$0.53	$0.61	$0.54	$2.24
Earnings per share—diluted (1)	$0.56	$0.52	$0.61	$0.53	$2.23

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015	January 31, 2015 (fiscal 2014)
Net sales	$3,774	$3,981	$3,972	$4,708	$16,435
Gross profit	$1,466	$1,569	$1,596	$1,658	$6,289
Net income	$260	$332	$351	$319	$1,262
Earnings per share—basic (1)	$0.58	$0.76	$0.81	$0.75	$2.90
Earnings per share—diluted (1)	$0.58	$0.75	$0.80	$0.75	$2.87
__________

(1)	Earnings per share was computed individually for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of January 30, 2016, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2016 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Certain Relationships and Related Transactions” and “Nominees for Election as Directors—Director Independence” in the 2016 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2016 Proxy Statement.

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

THE GAP, INC.

Date:	March 21, 2016	By	/s/ ARTHUR PECK
Arthur Peck Chief Executive Officer (Principal Executive Officer)

Date:	March 21, 2016	By	/s/ SABRINA L. SIMMONS
Sabrina L. Simmons Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 21, 2016	By	/s/ DOMENICO DE SOLE
Domenico De Sole, Director

Date:	March 21, 2016	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 21, 2016	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 21, 2016	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 21, 2016	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 21, 2016	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 21, 2016	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 21, 2016	By	/s/ ARTHUR PECK
Arthur Peck, Director

Date:	March 21, 2016	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 21, 2016	By	/s/ KATHERINE TSANG
Katherine Tsang, Director

Date:	March 21, 2016	By	/s/ PADMASREE WARRIOR
Padmasree Warrior, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

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

10.7	Term Loan and Revolving Credit Agreement dated April 7, 2011, filed as Exhibit 10.1 to Registrant’s Form 8-K on April 7, 2011, Commission File No. 1-7562.

10.8	Amendment No. 1 to Term Loan and Revolving Credit Agreement dated April 25, 2011, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.9	Amendment No. 2 to the Credit Agreement dated as of May 1, 2013, filed as Exhibit 10.1 to Registrant’s Form 8-K on May 1, 2013, Commission File No. 1-7562.

10.10	Amended and Restated Revolving Credit Agreement dated May 20, 2015, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended August 1, 2015, Commission File No. 1-7562.

10.11	Credit Agreement dated October 15, 2015, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 31, 2015, Commission File No. 1-7562.

10.12
Second Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 13, 2013, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 4, 2013, Commission File No. 1-7562. (1)

10.13
Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014, filed as Exhibit 10.1 to Amendment No. 1 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562. (1)

10.14
First Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of January 31, 2015, filed as Exhibit 10.12 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.15
Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 8, 2015, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 1, 2015, Commission File No. 1-7562. (1)

10.16
Third Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of December 15, 2015. (1) (2)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.17
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 19, 2015, Commission File No. 1-7562.

10.18	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.19	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

10.20
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

10.23	Deferred Compensation Plan, amended and restated effective September 1, 2011, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2011, Commission File No. 1-7562.

10.24	Deferred Compensation Plan, amended and restated effective November 17, 2015. (2)

10.25	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.26	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.27
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

10.30	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.31	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.32	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.33	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.34	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.35	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.36	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.37	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.38	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.39
1996 Stock Option and Award Plan (as Amended and Restated effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.40
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

10.46
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

10.49	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.50	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.51	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.52	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.53	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant’s Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.54	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.55	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.56	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.57	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.58	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.59	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.60	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan. (2)

10.61	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.62	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.63	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.64	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.65	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.

10.66	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan., filed as Exhibit 10.85 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.67	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's form 8-K on March 6, 2014, Commission File No. 1.7562.

10.68	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's form 8-K on March 6, 2015, Commission File No. 1.7562.

10.69	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan. (2)

10.70	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.71	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.72	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.73	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.74	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.75	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan. (2)

10.76
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

10.78
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.79	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan. (2)

10.80
Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.81	Agreement for Post-Termination Benefits with Michelle Banks dated May 23, 2012, filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.82
Amendment to Agreement for Post-Termination Benefits with Michelle Banks dated June 4, 2014, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.83	Agreement for Post-Termination Benefits with Jack Calhoun dated June 9, 2012, filed as Exhibit 10.121 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.84	Agreement with Jack Calhoun dated October 29, 2012 and confirmed on November 1, 2012, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.85
Amendment to Agreement for Post-Termination Benefits with Jack Calhoun dated June 4, 2014, filed as Exhibit 10.4 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.86	Agreement with Paul Chapman dated November 16, 2015 and confirmed on November 16, 2015. (2)

10.87
Agreement with Solomon Goldfarb dated January 23, 2015 and confirmed on January 28, 2015, filed as Exhibit 10.103 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.88	Agreement with Tom Keiser dated November 18, 2009 and confirmed on November 20, 2009, filed as Exhibit 10.103 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.89
Amendment to Agreement with Tom Keiser dated November 4, 2011 and confirmed on December 7, 2011, filed as Exhibit 10.104 to Registrant's Form 10-K for the year ended January 28, 2012, Commission File No. 1-7562.

10.90	Agreement for Post-Termination Benefits with Tom Keiser dated May 31, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.91	Amendment to Agreement for Post-Termination Benefits with Tom Keiser dated June 4, 2014, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.92
Agreement with Jeff Kirwan dated November 17, 2014 and confirmed on November 18, 2014, filed as Exhibit 10.108 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.93	Agreement with Stefan Larsson dated April 26, 2012 and confirmed on April 27, 2012, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.94
Amendment to Agreement with Stefan Larsson dated September 12, 2012 and confirmed on September 17, 2012, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.95
Amendment to Agreement with Stefan Larsson dated October 29, 2012 and confirmed on November 6, 2012, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended October 27, 2012, Commission File No. 1-7562.

10.96
Amendment to Agreement for Post-Termination Benefits with Stefan Larsson dated June 4, 2014, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.97	Agreement with Stefan Larsson dated February 1, 2015 and confirmed on February 4, 2015, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended May 2, 2015, Commission File No. 1-7562.

10.98
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

10.100
Description of Arrangement with Glenn Murphy for Corporate Jet Usage and Reimbursement for Commercial Travel, filed as Exhibit 101 to Registrant’s Form 10-K for the year ended February 2, 2008, Commission File No. 1-7562.

10.101	CEO Performance Share Agreement dated May 4, 2012, filed as Exhibit 10.1 to Registrant's Form 8-K on May 4, 2012, Commission File No. 1-7562.

10.102	Agreement with Andi Owen dated November 17, 2014 and confirmed on November 18, 2014 filed as Exhibit 10.117 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.103	Letter Agreement with Art Peck dated October 3, 2014, filed as Exhibit 10.1 to Registrant’s Form 8-K on October 8, 2014, Commission File No. 1-7562.

10.104	Agreement with Roberta Silten dated April 28, 2015 and confirmed on April 29, 2015, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended May 2, 2015, Commission File No. 1-7562.

10.105	Agreement with Sabrina L. Simmons dated February 4, 2008 and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

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

10.110	Agreement with Sabrina Simmons dated February 1, 2015 and confirmed on February 3, 2015, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended May 2, 2015, Commission File No. 1-7562.

10.111	Amended Service Agreement with Stephen Sunnucks dated June 10, 2009, filed as Exhibit 10.117 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.112
Amendment to the Amended Service Agreement with Stephen Sunnucks dated August 25, 2011, filed as Exhibit 10.118 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.113	Amendment to the Amended Service Agreement with Stephen Sunnucks dated May 30, 2012, filed as Exhibit 10.119 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.114
Agreement with Stephen Sunnucks dated October 31, 2012 and confirmed on November 1, 2012, filed as Exhibit 10.120 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.115
Amendment to Service Agreement Regarding Post-Termination Severance Period with Stephen Sunnucks dated June 4, 2014, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.116	Agreement with Stephen Sunnucks dated November 17, 2014, filed as Exhibit 10.133 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.117
Agreement with Sonia Syngal dated August 23, 2013 and confirmed on September 3, 2013, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended November 2, 2013, Commission File No. 1-7562.

10.118
Amendment to Agreement for Post-Termination Benefits with Sonia Syngal dated June 4, 2014, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.119	Summary of Changes to Non-employee Director Compensation effective February 15, 2008, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.120	Summary of Changes to Non-employee Director Compensation, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

10.121	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 3, 2008, Commission File No. 1-7562.

10.122	Summary of Changes to Executive Compensation Arrangements, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended May 2, 2009, Commission File No. 1-7562.

12	Ratio of Earnings to Fixed Charges. (2)

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 30, 2010, Commission File No. 1-7562.

21	Subsidiaries of Registrant. (2)

23	Consent of Independent Registered Public Accounting Firm. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (2)

__________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.