Form 10-Q
period 2016-04-30
GAP INC
filed 2016-06-03
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 27, 2016 was 397,964,335.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges into net income;

•	the impact of the potential settlement of outstanding tax matters and the closing of audits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	continuing investment in our mobile digital capabilities;

•	further enhancing our shopping experience for our customers;

•	total store closures in fiscal 2016, including winding down Old Navy operations in Japan and closure of select Banana Republic stores, primarily internationally;

•	impact of store closures and streamlining measures, including annualized savings, lost sales, and restructuring costs;

•	the impact of foreign exchange rate fluctuations on our financial results;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2016; and

•	the impact of changes in internal control over financial reporting.
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

•	the risk that our investments in omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial results or our business initiatives;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•	the risk that failure to maintain, enhance, and protect our brand image could have an adverse effect on our results of operations;

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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 3, 2016, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,313	$1,370	$1,234
Merchandise inventory	1,958	1,873	2,010
Other current assets	674	742	874
Total current assets	3,945	3,985	4,118
Property and equipment, net of accumulated depreciation of $5,763, $5,644, and $5,599	2,864	2,850	2,790
Other long-term assets	698	638	587
Total assets	$7,507	$7,473	$7,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$424	$421	$21
Accounts payable	1,108	1,112	1,156
Accrued expenses and other current liabilities	974	979	960
Income taxes payable	49	23	37
Total current liabilities	2,555	2,535	2,174
Long-term liabilities:
Long-term debt	1,318	1,310	1,331
Lease incentives and other long-term liabilities	1,112	1,083	1,111
Total long-term liabilities	2,430	2,393	2,442
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 398, 397, and 419 shares	20	20	21
Additional paid-in capital	6	—	—
Retained earnings	2,476	2,440	2,718
Accumulated other comprehensive income	20	85	140
Total stockholders’ equity	2,522	2,545	2,879
Total liabilities and stockholders’ equity	$7,507	$7,473	$7,495
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	April 30, 2016	May 2, 2015
Net sales	$3,438	$3,657
Cost of goods sold and occupancy expenses	2,229	2,275
Gross profit	1,209	1,382
Operating expenses	987	996
Operating income	222	386
Interest expense	19	5
Interest income	(1)	(1)
Income before income taxes	204	382
Income taxes	77	143
Net income	$127	$239
Weighted-average number of shares - basic	398	421
Weighted-average number of shares - diluted	399	424
Earnings per share - basic	$0.32	$0.57
Earnings per share - diluted	$0.32	$0.56
Cash dividends declared and paid per share	$0.23	$0.23
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Net income	$127	$239
Other comprehensive income (loss), net of tax:
Foreign currency translation	31	6
Change in fair value of derivative financial instruments, net of tax benefit of $(36) and $(4)	(89)	(10)
Reclassification adjustment for realized gains on derivative financial instruments, net of tax of $(4) and $(9)	(7)	(21)
Other comprehensive loss, net of tax	(65)	(25)
Comprehensive income	$62	$214
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$127	$239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148	148
Amortization of lease incentives	(16)	(15)
Share-based compensation	15	22
Tax benefit from exercise of stock options and vesting of stock units	(3)	15
Excess tax benefit from exercise of stock options and vesting of stock units	(1)	(17)
Non-cash and other items	(6)	(20)
Deferred income taxes	(9)	2
Changes in operating assets and liabilities:
Merchandise inventory	(53)	(117)
Other current assets and other long-term assets	9	(8)
Accounts payable	(20)	(20)
Accrued expenses and other current liabilities	(67)	(81)
Income taxes payable, net of prepaid and other tax-related items	46	61
Lease incentives and other long-term liabilities	(2)	2
Net cash provided by operating activities	168	211
Cash flows from investing activities:
Purchases of property and equipment	(139)	(150)
Other	(1)	—
Net cash used for investing activities	(140)	(150)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	10	35
Withholding tax payments related to vesting of stock units	(17)	(66)
Repurchases of common stock	—	(232)
Excess tax benefit from exercise of stock options and vesting of stock units	1	17
Cash dividends paid	(91)	(97)
Net cash used for financing activities	(97)	(343)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	12	1
Net decrease in cash and cash equivalents	(57)	(281)
Cash and cash equivalents at beginning of period	1,370	1,515
Cash and cash equivalents at end of period	$1,313	$1,234
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$61	$85
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$39	$38
Cash paid for income taxes during the period, net of refunds	$43	$63
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of April 30, 2016 and May 2, 2015, the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2016 and May 2, 2015 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of April 30, 2016 and May 2, 2015 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
The results of operations for the thirteen weeks ended April 30, 2016 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 28, 2017.
Subsequent Event
On May 19, 2016, the Company announced measures to better align talent and financial resources against its most important priorities; these measures are (i) a focus on geographies with the greatest potential and (ii) a streamlining of the Company’s operating model. The measures will result in the closure of its fleet of 53 Old Navy stores in Japan, the closure of select Banana Republic stores, primarily internationally, and the creation of a more efficient global brand structure. Including the Old Navy closures in Japan, the Company expects to close about 75 stores in total related to these measures in fiscal 2016.
The Company expects to recognize pre-tax restructuring costs in fiscal 2016 of about $300 million, about $100 million of which is non-cash, from these measures. The Company expects that the charges will include long-term asset and lease-related costs, as well as employee-related costs and inventory impairment.

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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”), which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and add some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09. We are currently assessing the potential impact of these ASU’s on our Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted under this ASU. We adopted ASU No. 2015-17 prospectively effective January 30, 2016, which resulted in a reclassification of our net current deferred tax assets to the net noncurrent deferred tax assets in our Consolidated Balance Sheet. No prior periods were retrospectively adjusted.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements, but expect that it will result in a significant increase in our long-term assets and liabilities.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.
Note 3. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Notes	$1,248	$1,248	$1,247
Japan Term Loan	94	83	105
Total long-term debt	1,342	1,331	1,352
Less: Current portion	(24)	(21)	(21)
Total long-term debt, less current portion	$1,318	$1,310	$1,331
As of April 30, 2016, January 30, 2016, and May 2, 2015, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.33 billion, $1.29 billion, and $1.43 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of April 30, 2016, January 30, 2016, and May 2, 2015, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($24 million as of April 30, 2016) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($70 million as of April 30, 2016) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
In October 2015, we entered into a $400 million unsecured term loan (the “Term Loan”). The Term Loan matures and is payable in full on October 15, 2016, but may be extended until October 15, 2017. As of April 30, 2016, the carrying amount of our $400 million Term Loan approximated its fair value due to the short-term nature of the loan. Interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin. The Term Loan is included in current maturities of debt in the Condensed Consolidated Balance Sheet.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2020. There were no borrowings and no material outstanding standby letters of credit under the Facility as of April 30, 2016.

We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $48 million as of April 30, 2016. As of April 30, 2016, there were no borrowings under the Foreign Facilities. There were $13 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of April 30, 2016.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of April 30, 2016, we had $18 million in standby letters of credit issued under these agreements. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which expires in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of April 30, 2016.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended April 30, 2016 or May 2, 2015. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen weeks ended April 30, 2016 or May 2, 2015.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	April 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$589	$131	$458	$—
Derivative financial instruments	18	—	18	—
Deferred compensation plan assets	40	40	—	—
Total	$647	$171	$476	$—
Liabilities:
Derivative financial instruments	$85	$—	$85	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$517	$204	$313	$—
Derivative financial instruments	93	—	93	—
Deferred compensation plan assets	37	37	—	—
Total	$647	$241	$406	$—
Liabilities:
Derivative financial instruments	$3	$—	$3	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$201	$72	$129	$—
Derivative financial instruments	118	—	118	—
Deferred compensation plan assets	45	45	—	—
Total	$364	$117	$247	$—
Liabilities:
Derivative financial instruments	$13	$—	$13	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate.

Derivative financial instruments primarily include foreign exchange forward contracts. The currencies hedged against changes in the U.S. dollar are Japanese yen, Canadian dollars, British pounds, Euro, Mexican pesos, Chinese yuan, and Taiwan dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.
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
There were no material impairment charges recorded for goodwill, other indefinite-lived intangible assets, or other long-lived assets for the thirteen weeks ended April 30, 2016 or May 2, 2015.

Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Japanese yen, Canadian dollars, British pounds, Euro, Mexican pesos, Chinese yuan, and Taiwan dollars. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 30, 2016 or May 2, 2015 as a result of our analysis of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 30, 2016 or May 2, 2015 as a result of our analysis of hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or the discontinuance of net investment hedges.

Other Derivatives Not Designated as Hedging Instruments
We enter into foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement impact of the underlying intercompany balances, is recorded in operating expenses in the Condensed Consolidated Statements of Income in the same period and generally offset.

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Derivatives designated as cash flow hedges	$1,441	$1,220	$1,687
Derivatives designated as net investment hedges	32	30	33
Derivatives not designated as hedging instruments	422	324	293
Total	$1,895	$1,574	$2,013

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	April 30, 2016	January 30, 2016	May 2, 2015
Derivatives designated as cash flow hedges:
Other current assets	$15	$71	$89
Other long-term assets	$2	$8	$19
Accrued expenses and other current liabilities	$37	$1	$3
Lease incentives and other long-term liabilities	$29	$1	$8

Derivatives designated as net investment hedges:
Other current assets	$—	$1	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$1	$13	$10
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$19	$1	$2
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$18	$93	$118
Total derivatives in a liability position	$85	$3	$13
The majority of the unrealized gains and losses from designated cash flow hedges as of April 30, 2016 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of April 30, 2016 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $9 million, $2 million, and $11 million as of April 30, 2016, January 30, 2016, and May 2, 2015, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $9 million, $91 million, and $107 million and the net amounts of the derivative financial instruments in a liability position would be $76 million, $1 million, and $2 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively.

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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Derivatives in cash flow hedging relationships:
Loss recognized in other comprehensive income	$(125)	$(14)
Gain reclassified into cost of goods sold and occupancy expenses	$13	$28
Gain (loss) reclassified into operating expenses	$(2)	$2

Derivatives in net investment hedging relationships:
Loss recognized in other comprehensive income	$(3)	$(1)
For the thirteen weeks ended April 30, 2016 and May 2, 2015, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Loss recognized in operating expenses	$(27)	$—

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	April 30, 2016	May 2, 2015
Number of shares repurchased	—	5.6
Total cost	$—	$230
Average per share cost including commissions	$—	$41.01

In October 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization, all of which was completed by the end of May 2015. In February 2015, we announced that the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2015 repurchase program"). In February 2016, we announced that the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2016 repurchase program"). The February 2015 repurchase program, which had $302 million remaining, was superseded and replaced by the February 2016 repurchase program. The February 2016 repurchase program still had $1.0 billion remaining as of April 30, 2016, as there were no shares repurchased during the thirteen weeks ended April 30, 2016.
All except $13 million of the total share repurchases were paid for as of May 2, 2015. All of the share repurchases were paid for as of January 30, 2016. All common stock repurchased is immediately retired.

Note 7. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Stock units	$12	$18
Stock options	2	3
Employee stock purchase plan	1	1
Share-based compensation expense	15	22
Less: Income tax benefit	(6)	(8)
Share-based compensation expense, net of tax	$9	$14

Note 8. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
Foreign currency translation	31	—	31
Change in fair value of derivative financial instruments	—	(89)	(89)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income (loss), net	31	(96)	(65)
Balance at April 30, 2016	$53	$(33)	$20

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
Foreign currency translation	6	—	6
Change in fair value of derivative financial instruments	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Other comprehensive income (loss), net	6	(31)	(25)
Balance at May 2, 2015	$66	$74	$140
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of April 30, 2016, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $3 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	April 30, 2016	May 2, 2015
Weighted-average number of shares - basic	398	421
Common stock equivalents	1	3
Weighted-average number of shares - diluted	399	424
The above computations of weighted-average number of shares – diluted exclude 7 million and 2 million shares related to stock options and other stock awards for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of April 30, 2016, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of April 30, 2016, January 30, 2016, and May 2, 2015, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of April 30, 2016, January 30, 2016, and May 2, 2015 was not material for any individual Action or in total. Subsequent to April 30, 2016 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of April 30, 2016, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. The operating results for the thirteen weeks ended May 2, 2015 also include Piperlime, which was discontinued as of the first quarter of fiscal 2015. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of April 30, 2016.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended April 30, 2016
U.S. (1)	$698	$1,328	$454	$178	$2,658	77%
Canada	70	98	47	1	216	6
Europe	144	—	14	—	158	5
Asia	280	50	26	—	356	11
Other regions	31	10	9	—	50	1
Total	$1,223	$1,486	$550	$179	$3,438	100%
Sales growth (decline)	(6)%	(4)%	(11)%	2%	(6)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended May 2, 2015
U.S. (1)	$735	$1,403	$515	$175	$2,828	77%
Canada	69	102	52	1	224	6
Europe	164	—	17	—	181	5
Asia	285	43	27	—	355	10
Other regions	55	4	10	—	69	2
Total	$1,308	$1,552	$621	$176	$3,657	100%
Sales growth (decline)	(9)%	5%	(7)%	(4)%	(3)%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta and Intermix.

(3)	Includes Athleta, Intermix, and Piperlime.
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

OVERVIEW
In fiscal 2016, our objective is to improve sales performance through a more consistent, on-trend product offering and a compelling customer experience in stores and online. To enable this, we have several product and supply chain initiatives underway. Further, we expect to continue our investment in our mobile digital capabilities to enhance our shopping experience for our customers.
Trends in the apparel retail environment have been challenging, and the change in our business trajectory is not happening at the desired pace. On May 19, 2016, we announced measures to better align talent and financial resources against our most important priorities to position the Company for improved business performance and long-term success.
Our aim is to recapture market share in North America, where we have our largest and home market structural advantages, and to focus on international regions with the greatest potential. As part of this effort, Old Navy will wind down its operations in Japan, resulting in the closure of its fleet of 53 stores. The brand’s near-term growth ambitions will be anchored in North America, including its most recent debut of Company-operated stores in Mexico, as well as China and its global franchise operations. Japan remains an important market for the Company's portfolio, with a continued strong presence of more than 200 Gap and Banana Republic stores. Additionally, the Company expects to close select dilutive Banana Republic stores, primarily internationally. Including the Old Navy closures in Japan, the Company expects to close about 75 stores in total related to these measures in fiscal 2016.
We also intend to create a more efficient operating model, enabling us to more fully leverage our scale.
The Company estimates that the store closures and the changes to the operating model will result in annualized pre-tax savings of about $275 million. The Company estimates an annualized sales loss of about $250 million associated with the store closures and expects to recognize pre-tax restructuring costs in fiscal 2016 of about $300 million, about $100 million of which is non-cash, from the store closures and operating model changes. The Company expects that the charges will include long-term asset and lease-related costs, as well as employee-related costs and inventory impairment.
Financial results for the first quarter of fiscal 2016 are as follows:

•	Net sales for the first quarter of fiscal 2016 decreased 6 percent compared with the first quarter of fiscal 2015.

•	Comparable sales for the first quarter of fiscal 2016 decreased 5 percent compared with a 4 percent decrease for the first quarter of fiscal 2015.

•
Operating margin for the first quarter of fiscal 2016 was 6.5 percent compared with 10.6 percent for the first quarter of fiscal 2015. Operating margin is defined as operating income as a percentage of net sales.

•
Net income for the first quarter of fiscal 2016 was $127 million compared with $239 million for the first quarter of fiscal 2015, and diluted earnings per share was $0.32 for the first quarter of fiscal 2016 compared with $0.56 for the first quarter of fiscal 2015.

•	During the first quarter of fiscal 2016, we distributed $91 million to shareholders through dividends.
We expect that foreign exchange rate fluctuations will continue to have a meaningful negative impact on our results in fiscal 2016, primarily in gross margin. Our merchandise purchases are primarily in U.S. dollars, which can have a negative impact on gross margins for our largest foreign subsidiaries.
Fiscal 2015 results were impacted by a series of strategic actions to position Gap brand for improved business performance in the future, including right-sizing the Gap brand store fleet primarily in North America, streamlining the brand's headquarter workforce, and developing a clear, on-brand product aesthetic framework to strengthen the Gap brand to compete more successfully on the global stage. During fiscal 2015, the Company completed the closure of about 150 Gap global specialty stores related to the strategic actions.

The Company also incurred certain charges during fiscal 2015, primarily in the second quarter, in connection with the strategic actions, primarily consisting of impairment of store assets, lease termination fees and lease losses, employee related expenses, and impairment of inventory that did not meet brand standards.

RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales
The percentage change in comparable ("Comp") sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Gap Global	(3)%	(10)%
Old Navy Global	(6)%	3%
Banana Republic Global	(11)%	(8)%
The Gap, Inc.	(5)%	(4)%
Comp sales include the results of Company-operated stores and sales through online channels in those countries where we have existing Comp store sales. The calculation of total Company Comp sales includes the results of Athleta and Intermix but excludes the results of our franchise business.
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net sales per average square foot (1)	$74	$78
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2016	13 Weeks Ended April 30, 2016		April 30, 2016
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	866	2	6	862	9.0
Gap Asia	305	7	—	312	3.1
Gap Europe	175	1	3	173	1.4
Old Navy North America	1,030	2	3	1,029	17.3
Old Navy Asia	65	4	—	69	1.0
Banana Republic North America	612	—	5	607	5.1
Banana Republic Asia	51	—	—	51	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	120	2	—	122	0.5
Intermix North America	41	—	—	41	0.1
Company-operated stores total	3,275	18	17	3,276	37.8
Franchise	446	21	16	451	N/A
Total	3,721	39	33	3,727	37.8
Decrease over prior year				(0.6)%	(1.3)%

	January 31, 2015	13 Weeks Ended May 2, 2015		May 2, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	10	7	963	10.1
Gap Asia	266	15	—	281	2.8
Gap Europe	189	1	2	188	1.6
Old Navy North America	1,013	4	7	1,010	17.1
Old Navy Asia	43	7	—	50	0.8
Banana Republic North America	610	6	4	612	5.1
Banana Republic Asia	44	2	—	46	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	101	4	—	105	0.4
Intermix North America	42	1	—	43	0.1
Piperlime North America	1	—	1	—	—
Company-operated stores total	3,280	50	21	3,309	38.3
Franchise	429	14	3	440	N/A
Total	3,709	64	24	3,749	38.3
Increase over prior year				5.2%	3.0%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2016 decreased $219 million, or 6 percent, compared with the first quarter of fiscal 2015 driven by a decrease in net sales at Gap, Old Navy, and Banana Republic, primarily in the United States, as well as an unfavorable impact of foreign exchange of $21 million. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar and British pound against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2015 were translated at exchange rates applicable during the first quarter of fiscal 2016.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Cost of goods sold and occupancy expenses	$2,229	$2,275
Gross profit	$1,209	$1,382
Cost of goods sold and occupancy expenses as a percentage of net sales	64.8%	62.2%
Gross margin	35.2%	37.8%
Cost of goods sold and occupancy expenses increased 2.6 percentage points in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

•
Cost of goods sold increased 1.7 percent as a percentage of net sales in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 primarily driven by increased markdown activities at Old Navy and Banana Republic.

•
Occupancy expenses increased 0.9 percentage points in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Operating expenses	$987	$996
Operating expenses as a percentage of net sales	28.7%	27.2%
Operating margin	6.5%	10.6%
Operating expenses decreased $9 million, but increased 1.5 percent as a percentage of net sales, in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. The decrease in operating expenses was primarily due to an increase in income related to our credit card program agreement.
Interest Expense

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Interest expense	$19	$5
Interest expense for the first quarter of fiscal 2016 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.
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

Income Taxes

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Income taxes	$77	$143
Effective tax rate	37.7%	37.4%
The increase in the effective tax rate for the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to changes in the mix of pre-tax income between our domestic and international operations.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, payment of taxes, dividends, and share repurchases. As of April 30, 2016, cash and cash equivalents were $1.3 billion. As of April 30, 2016, over half of our cash and cash equivalents were held in the United States and are generally accessible without any limitations.

We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2016 decreased $43 million compared with the first quarter of fiscal 2015, primarily due to the following:

•	a decrease of $112 million in net income; partially offset by

•	an increase of $64 million related to merchandise inventory, primarily due to the volume and timing of receipts.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first quarter of fiscal 2016 decreased $10 million compared with the first quarter of fiscal 2015, primarily due to $11 million less property and equipment purchases.

Cash Flows from Financing Activities
Net cash used for financing activities during the first quarter of fiscal 2016 decreased $246 million compared with the first quarter of fiscal 2015, primarily due to the following:

•	No repurchases of common stock in the first quarter of fiscal 2016 compared with $232 million cash outflows related to repurchases of common stock in the first quarter of fiscal 2015; and

•	$24 million less net cash outflows related to issuances under share-based compensation plans and withholding tax payments related to vesting of stock units.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	April 30, 2016	May 2, 2015
Net cash provided by operating activities	$168	$211
Less: Purchases of property and equipment	(139)	(150)
Free cash flow	$29	$61

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the heading "Debt and Credit Facilities" in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.23 per share during both the first quarters of fiscal 2016 and fiscal 2015. Including the dividend paid during the first quarter of fiscal 2016, we intend to pay an annual dividend of $0.92 per share for fiscal 2016, consistent with the annual dividend for fiscal 2015.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 30, 2016, other than those which occur in the normal course of business. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of April 30, 2016 has not significantly changed since January 30, 2016. Our market risk profile as of January 30, 2016 is disclosed in our Annual Report on Form 10-K. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 except as follows:
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
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended the first quarter of fiscal 2016 with $1.3 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operating activities decline significantly, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms.
On May 11, 2016, Fitch Ratings downgraded their credit rating of us from BBB- negative outlook to BB+ stable outlook. On May 19, 2016, Standard & Poor’s Rating Services downgraded their credit rating of us from BBB- negative outlook to BB+ stable outlook. These downgrades, and any future reduction in our long-term senior unsecured credit ratings, could result in reduced access to the credit and capital markets, more restrictive financial covenants in future financing documents and higher interest costs, and potentially increased lease or hedging costs.
For further information on our debt and credit facilities, see Part II, Item 8, Financial Statements and Supplementary Data, Notes 4 and 5 of Notes to Consolidated Financial Statements of our Form 10-K for the fiscal year ended January 30, 2016, and "Debt and Credit Facilities" in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 30, 2016 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3). There were no shares repurchased during the period.

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (January 31 - February 27)	—	$—	—	$1,000	million
Month #2 (February 28 - April 2)	—	$—	—	$1,000	million
Month #3 (April 3 - April 30)	—	$—	—	$1,000	million
Total	—	$—	—
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

Item 6.	Exhibits.

10.1
Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the
Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony
Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016. (1) (2)

10.2	Deferred Compensation Plan, amended and restated effective March 24, 2016. (2)
10.3	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016. (2)
10.4	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on April 13, 2016.
10.5	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.60 to Registrant's Form 10-K for the year ended January 30, 2016.
10.6	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.69 to Registrant's Form 10-K for the year ended January 30, 2016.
10.7	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.75 to Registrant's Form 10-K for the year ended January 30, 2016.
10.8
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term
Incentive Plan, filed as Exhibit 10.79 to Registrant's Form 10-K for the year ended January 30, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

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

THE GAP, INC.

Date:	June 3, 2016	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	June 3, 2016	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1
Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016. (1) (2)

10.2	Deferred Compensation Plan, amended and restated effective March 24, 2016. (2)
10.3	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016. (2)
10.4	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on April 13, 2016.
10.5	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.60 to Registrant's Form 10-K for the year ended January 30, 2016.
10.6	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.69 to Registrant's Form 10-K for the year ended January 30, 2016.
10.7	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.75 to Registrant's Form 10-K for the year ended January 30, 2016.
10.8
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.79 to Registrant's Form 10-K for the year ended January 30, 2016.

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
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

_____________________________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.