Form 10-Q
period 2016-07-30
GAP INC
filed 2016-09-02
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 26, 2016 was 398,477,051.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	total store closures in fiscal 2016, including winding down Old Navy operations in Japan and closure of select Banana Republic stores, primarily internationally;

•	impact of store closures and streamlining measures, including annualized savings, lost sales, tax expense, and restructuring costs;

•	recognition of unrealized gains and losses from designated cash flow hedges into income;

•	the impact of the potential settlement of outstanding tax matters and the closing of audits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	Old Navy’s near-term growth ambitions anchored in North America and Mexico, as well as China and its franchise operations;

•	continuing investment in our mobile digital capabilities;

•	further enhancing our shopping experience for our customers;

•	creation of a more efficient operating model;

•	the impact of foreign exchange rate fluctuations on our financial results;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2016; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of September 2, 2016, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	July 30, 2016	January 30, 2016	August 1, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,681	$1,370	$1,043
Merchandise inventory	1,951	1,873	2,005
Other current assets	669	742	899
Total current assets	4,301	3,985	3,947
Property and equipment, net of accumulated depreciation of $5,903, $5,644, and $5,671	2,755	2,850	2,740
Other long-term assets	681	638	600
Total assets	$7,737	$7,473	$7,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$424	$421	$20
Accounts payable	1,224	1,112	1,206
Accrued expenses and other current liabilities	1,063	979	954
Income taxes payable	70	23	4
Total current liabilities	2,781	2,535	2,184
Long-term liabilities:
Long-term debt	1,321	1,310	1,328
Lease incentives and other long-term liabilities	1,076	1,083	1,104
Total long-term liabilities	2,397	2,393	2,432
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 398, 397, and 410 shares	20	20	20
Additional paid-in capital	31	—	—
Retained earnings	2,509	2,440	2,507
Accumulated other comprehensive income (loss)	(1)	85	144
Total stockholders’ equity	2,559	2,545	2,671
Total liabilities and stockholders’ equity	$7,737	$7,473	$7,287
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$3,851	$3,898	$7,289	$7,555
Cost of goods sold and occupancy expenses	2,414	2,440	4,643	4,715
Gross profit	1,437	1,458	2,646	2,840
Operating expenses	1,158	1,089	2,145	2,085
Operating income	279	369	501	755
Interest expense	18	17	37	22
Interest income	(2)	(1)	(3)	(2)
Income before income taxes	263	353	467	735
Income taxes	138	134	215	277
Net income	$125	$219	$252	$458
Weighted-average number of shares - basic	398	417	398	419
Weighted-average number of shares - diluted	399	418	399	421
Earnings per share - basic	$0.31	$0.53	$0.63	$1.09
Earnings per share - diluted	$0.31	$0.52	$0.63	$1.09
Cash dividends declared and paid per share	$0.23	$0.23	$0.46	$0.46
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$125	$219	$252	$458
Other comprehensive income (loss), net of tax:
Foreign currency translation	(22)	(13)	9	(7)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $27, $17 , $(9) and $13	(7)	36	(96)	26
Reclassification adjustment for (gains) losses on derivative financial instruments, net of tax of $(2), $(8), $(6) and $(17)	8	(19)	1	(40)
Other comprehensive income (loss), net of tax	(21)	4	(86)	(21)
Comprehensive income	$104	$223	$166	$437
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net income	$252	$458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	294
Amortization of lease incentives	(31)	(31)
Share-based compensation	36	43
Tax benefit from exercise of stock options and vesting of stock units	(3)	23
Excess tax benefit from exercise of stock options and vesting of stock units	(1)	(24)
Non-cash and other items	62	(12)
Deferred income taxes	(14)	2
Changes in operating assets and liabilities:
Merchandise inventory	(52)	(124)
Other current assets and other long-term assets	31	36
Accounts payable	102	36
Accrued expenses and other current liabilities	(20)	(56)
Income taxes payable, net of prepaid and other tax-related items	92	(16)
Lease incentives and other long-term liabilities	(23)	13
Net cash provided by operating activities	734	642
Cash flows from investing activities:
Purchases of property and equipment	(270)	(301)
Other	(1)	(1)
Net cash used for investing activities	(271)	(302)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	16	53
Withholding tax payments related to vesting of stock units	(17)	(68)
Repurchases of common stock	—	(622)
Excess tax benefit from exercise of stock options and vesting of stock units	1	24
Cash dividends paid	(183)	(192)
Other	23	(1)
Net cash used for financing activities	(160)	(806)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	8	(6)
Net increase (decrease) in cash and cash equivalents	311	(472)
Cash and cash equivalents at beginning of period	1,370	1,515
Cash and cash equivalents at end of period	$1,681	$1,043
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$46	$70
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$41	$39
Cash paid for income taxes during the period, net of refunds	$143	$266
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of July 30, 2016 and August 1, 2015, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of July 30, 2016 and August 1, 2015 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended July 30, 2016 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 28, 2017.
Subsequent Event
On August 29, 2016, a fire caused significant damage to a company-owned distribution center in Fishkill, New York. The full extent of the damage and resulting financial statement impact are not known at the time of this filing. The Company maintains property and business interruption insurance coverage.

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
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09. We are currently assessing the potential impact of these ASUs on our Condensed Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019. We are currently assessing the potential impact of this ASU on our Condensed Consolidated Financial Statements.

Note 3. Store Closing and Other Operating Charges
In May 2016, the Company announced measures to better align talent and financial resources against its most important priorities; these measures include (i) focusing each brand on geographies with the greatest potential and (ii) streamlining the Company’s operating model. The measures will result in the closure of its fleet of 53 Old Navy stores in Japan, the closure of select Banana Republic stores, primarily internationally, and the creation of a more efficient global brand structure. Including the Old Navy closures in Japan, the Company expects to close about 75 stores in total related to these measures in fiscal 2016.
In connection with the decision to close stores and streamline the Company's operations, the Company incurred $150 million in restructuring costs, on a pre-tax basis, during the thirteen weeks ended July 30, 2016. The summary of the costs incurred during the thirteen weeks ended July 30, 2016, as well as the Company’s current estimates of the pre-tax amount expected to be incurred during the remainder of fiscal 2016, are as follows:

	Costs Incurred	Estimated Costs to be Incurred
($ in millions)	13 Weeks Ended July 30, 2016	Remainder of Fiscal 2016	Total
Costs recorded in cost of goods sold and occupancy expenses:
Accelerated depreciation	$4	$ 10 - 15	$ 15 - 20
Employee related costs	11	Less than 5	10 - 15
Other	—	—	—
Total costs recorded in cost of goods sold and occupancy expenses	15	10 - 20	25 - 35

Costs recorded in operating expenses:
Lease termination fees and lease losses	34	50 - 65	85 - 100
Employee related costs	30	15 - 20	45 - 50
Store asset impairment	52	Less than 5	50 - 55
Other	19	5 - 10	25 - 30
Total costs recorded in operating expenses	135	70 - 100	205 - 235
Total restructuring costs	$150	$ 80 - 120	$ 230 - 270
In addition to the total pre-tax amount estimated above, the Company also expects to incur incremental tax expense related to the restructuring costs and resulting valuation allowances on certain foreign deferred tax assets. The Company’s estimates of future charges associated with the store closures and streamlining of its operating model could change as the Company’s plans evolve and become finalized. The actual amounts will depend on the timing of closures and negotiations on lease termination fees during the remainder of fiscal 2016.

The following table summarizes activity during the thirteen weeks ended July 30, 2016 related to certain restructuring costs that will be settled with cash payments and the related liability balances as of July 30, 2016.

($ in millions)	Lease Termination Fees and Lease Losses	Employee Related Costs	Other	Total
Balance at April 30, 2016	$—	$—	$—	$—
Provision	34	41	12	87
Cash payments	—	—	(6)	(6)
Balance at July 30, 2016	$34	$41	$6	$81

Note 4. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Notes	$1,248	$1,248	$1,248
Japan Term Loan	97	83	100
Total long-term debt	1,345	1,331	1,348
Less: Current portion	(24)	(21)	(20)
Total long-term debt, less current portion	$1,321	$1,310	$1,328
As of July 30, 2016, January 30, 2016, and August 1, 2015, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.34 billion, $1.29 billion, and $1.40 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of July 30, 2016, January 30, 2016, and August 1, 2015, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($24 million as of July 30, 2016) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($73 million as of July 30, 2016) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
In October 2015, we entered into a $400 million unsecured term loan (the “Term Loan”). The Term Loan was originally scheduled to mature, and was payable in full, on October 15, 2016, but had an option to be extended until October 15, 2017. In August 2016, the Company exercised the option to extend the Term Loan. As of July 30, 2016, the carrying amount of our $400 million Term Loan approximated its fair value due to the short-term nature of the loan. Interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin. The Term Loan is included in current maturities of debt in the Condensed Consolidated Balance Sheet.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2020. There were no borrowings and no material outstanding standby letters of credit under the Facility as of July 30, 2016.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $47 million as of July 30, 2016. As of July 30, 2016, there were no borrowings under the Foreign Facilities. There were $13 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of July 30, 2016.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of July 30, 2016, we had $18 million in standby letters of credit issued under these agreements. We also have a $50 million, two-year, unsecured committed letter of credit agreement, which expires in September 2016. We had no trade letters of credit issued under this letter of credit agreement as of July 30, 2016.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended July 30, 2016 or August 1, 2015. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended July 30, 2016 or August 1, 2015.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$756	$169	$587	$—
Derivative financial instruments	52	—	52	—
Deferred compensation plan assets	41	41	—	—
Total	$849	$210	$639	$—
Liabilities:
Derivative financial instruments	$83	$—	$83	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$517	$204	$313	$—
Derivative financial instruments	93	—	93	—
Deferred compensation plan assets	37	37	—	—
Total	$647	$241	$406	$—
Liabilities:
Derivative financial instruments	$3	$—	$3	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 1, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$239	$96	$143	$—
Derivative financial instruments	141	—	141	—
Deferred compensation plan assets	46	46	—	—
Total	$426	$142	$284	$—
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. These investments are classified as held-to-maturity based on our positive intent and ability to hold the securities to maturity. We value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Derivative financial instruments primarily include foreign exchange forward contracts. The currencies hedged against changes in the U.S. dollar are Japanese yen, Canadian dollars, British pounds, Euro, Mexican pesos, Hong Kong dollars, Chinese yuan, and Taiwan dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.
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
There were no material impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended July 30, 2016 or August 1, 2015.
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
In May 2016, the Company announced measures that will result in the closure of its fleet of 53 Old Navy stores in Japan and select Banana Republic stores, primarily internationally. As a result of the announced measures, we reviewed the global Banana Republic specialty fleet for impairment during the thirteen weeks ended July 30, 2016. During the thirteen weeks ended July 30, 2016, we recorded charges for impairment of long-lived assets of $52 million related to the announced store closures, primarily related to Old Navy Japan, and an additional $4 million for long-lived assets that were unrelated to the announced measures. The impairment charges were recorded in operating expenses in the Condensed Consolidated Statements of Income and reduced the then carrying amount of the applicable long-lived assets of $68 million to their fair value of $12 million.
In June 2015, the Company announced a series of strategic actions to position Gap brand for improved business performance in the future, including its decision to close about 175 Gap brand specialty stores in North America and a limited number of international stores. As a result of the announced strategic actions, we reviewed the global Gap brand specialty fleet for impairment and recorded a charge for the impairment of long-lived assets of $37 million for the thirteen weeks ended August 1, 2015, primarily related to Gap brand. The amount was recorded in operating expenses in the Condensed Consolidated Statement of Income and reduced the then carrying amount of the applicable long-lived assets of $43 million to their fair value of $6 million.
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

Note 6. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Japanese yen, Canadian dollars, British pounds, Euro, Mexican pesos, Hong Kong dollars, Chinese yuan, and Taiwan dollars. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entities, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized in income in the period in which the underlying transaction impacts the income statement.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 30, 2016 or August 1, 2015 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. There were no material amounts reclassified into earnings during the thirteen and twenty-six weeks ended July 30, 2016 or August 1, 2015 as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 30, 2016 or August 1, 2015 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Derivatives designated as cash flow hedges	$1,449	$1,220	$1,468
Derivatives designated as net investment hedges	32	30	31
Derivatives not designated as hedging instruments	625	324	313
Total	$2,106	$1,574	$1,812

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	July 30, 2016	January 30, 2016	August 1, 2015
Derivatives designated as cash flow hedges:
Other current assets	$30	$71	$95
Other long-term assets	$8	$8	$29
Accrued expenses and other current liabilities	$38	$1	$3
Lease incentives and other long-term liabilities	$23	$1	$4

Derivatives designated as net investment hedges:
Other current assets	$1	$1	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$12	$13	$17
Other long-term assets	$1	$—	$—
Accrued expenses and other current liabilities	$19	$1	$1
Lease incentives and other long-term liabilities	$3	$—	$—

Total derivatives in an asset position	$52	$93	$141
Total derivatives in a liability position	$83	$3	$8
The majority of the unrealized gains and losses from designated cash flow hedges as of July 30, 2016 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of July 30, 2016 shown above.

Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $11 million, $2 million, and $5 million as of July 30, 2016, January 30, 2016, and August 1, 2015, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $41 million, $91 million, and $136 million and the net amounts of the derivative financial instruments in a liability position would be $72 million, $1 million, and $3 million as of July 30, 2016, January 30, 2016 and August 1, 2015, respectively.
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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$20	$53	$(105)	$39
Gain reclassified into cost of goods sold and occupancy expenses	$—	$26	$13	$54
Gain (loss) reclassified into operating expenses	$(6)	$1	$(8)	$3

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$1	$2	$(2)	$1
For the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gain (loss) recognized in operating expenses	$10	$—	$(17)	$—

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Number of shares repurchased	—	10.0	—	15.6
Total cost	$—	$377	$—	$607
Average per share cost including commissions	$—	$37.60	$—	$38.82
In October 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization, all of which was completed by the end of May 2015. In February 2015, we announced that the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2015 repurchase program"). In February 2016, we announced that the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2016 repurchase program"). The February 2015 repurchase program, which had $302 million remaining, was superseded and replaced by the February 2016 repurchase program. The February 2016 repurchase program still had $1.0 billion remaining as of July 30, 2016, as there were no shares repurchased during the thirteen and twenty-six weeks ended July 30, 2016.
All of the share repurchases were paid for as of January 30, 2016 and August 1, 2015. All common stock repurchased is immediately retired.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock units	$17	$16	$29	$34
Stock options	3	3	5	6
Employee stock purchase plan	1	2	2	3
Share-based compensation expense	21	21	36	43
Less: Income tax benefit	(11)	(8)	(17)	(16)
Share-based compensation expense, net of tax	$10	$13	$19	$27

Note 9. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
13 Weeks Ended April 30, 2016:
Foreign currency translation	31	—	31
Change in fair value of derivative financial instruments	—	(89)	(89)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income (loss), net	31	(96)	(65)
Balance at April 30, 2016	53	(33)	20
13 Weeks Ended July 30, 2016:
Foreign currency translation	(22)	—	(22)
Change in fair value of derivative financial instruments	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	—	8	8
Other comprehensive income (loss), net	(22)	1	(21)
Balance at July 30, 2016	$31	$(32)	$(1)

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
13 Weeks Ended May 2, 2015:
Foreign currency translation	6	—	6
Change in fair value of derivative financial instruments	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Other comprehensive income (loss), net	6	(31)	(25)
Balance at May 2, 2015	66	74	140
13 Weeks Ended August 1, 2015:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	36	36
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Other comprehensive income (loss), net	(13)	17	4
Balance at August 1, 2015	$53	$91	$144
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of July 30, 2016, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $2 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
The effective income tax rate was 52.5 percent for the thirteen weeks ended July 30, 2016, compared with 38.0 percent for the thirteen weeks ended August 1, 2015. The increase in the effective tax rate was primarily due to the impact of restructuring costs incurred for foreign subsidiaries during the thirteen weeks ended July 30, 2016 and resulting valuation allowances on certain foreign deferred tax assets.

Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Weighted-average number of shares - basic	398	417	398	419
Common stock equivalents	1	1	1	2
Weighted-average number of shares - diluted	399	418	399	421
The above computations of weighted-average number of shares – diluted exclude 11 million and 3 million shares related to stock options and other stock awards for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and 8 million and 3 million shares related to stock options and other stock awards for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of July 30, 2016, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of July 30, 2016, January 30, 2016, and August 1, 2015, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of July 30, 2016, January 30, 2016, and August 1, 2015 was not material for any individual Action or in total. Subsequent to July 30, 2016 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 13. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of July 30, 2016, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. The operating results for the twenty-six weeks ended August 1, 2015 also include Piperlime, which was discontinued as of the first quarter of fiscal 2015. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of July 30, 2016.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended July 30, 2016
U.S. (1)	$749	$1,500	$523	$200	$2,972	77%
Canada	92	129	57	—	278	7
Europe	159	—	17	—	176	5
Asia	280	66	29	—	375	10
Other regions	33	10	7	—	50	1
Total	$1,313	$1,705	$633	$200	$3,851	100%
Sales growth (decline)	(4)%	2%	(6)%	12%	(1)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended August 1, 2015
U.S. (1)	$795	$1,500	$563	$177	$3,035	78%
Canada	88	124	59	1	272	7
Europe	176	—	20	—	196	5
Asia	270	49	27	—	346	9
Other regions	39	2	8	—	49	1
Total	$1,368	$1,675	$677	$178	$3,898	100%
Sales growth (decline)	(7)%	3%	(4)%	(4)%	(2)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
26 Weeks Ended July 30, 2016
U.S. (1)	$1,447	$2,828	$977	$378	$5,630	77%
Canada	162	227	104	1	494	7
Europe	303	—	31	—	334	5
Asia	560	116	55	—	731	10
Other regions	64	20	16	—	100	1
Total	$2,536	$3,191	$1,183	$379	$7,289	100%
Sales growth (decline)	(5)%	(1)%	(9)%	7%	(4)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended August 1, 2015
U.S. (1)	$1,530	$2,903	$1,078	$352	$5,863	78%
Canada	157	226	111	2	496	6
Europe	340	—	37	—	377	5
Asia	555	92	54	—	701	9
Other regions	94	6	18	—	118	2
Total	$2,676	$3,227	$1,298	$354	$7,555	100%
Sales growth (decline)	(8)%	4%	(5)%	(4)%	(3)%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta and Intermix.

(3)	Includes Athleta, Intermix, and Piperlime, which was discontinued as of the first quarter of fiscal 2015.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

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

OVERVIEW
In fiscal 2016, our objective is to improve performance through a more consistent, on-trend product offering and a compelling customer experience in stores and online. To enable this, we have several product and supply chain initiatives underway. Further, we expect to continue our investment in our mobile digital capabilities to enhance our shopping experience for our customers.
Trends in the apparel retail environment have been challenging, and the change in our business trajectory is not happening at the desired pace. On May 19, 2016, we announced measures to better align talent and financial resources against our most important priorities to position the Company for improved business performance and long-term success.
Our aim is to recapture market share in our home market, North America, where we have our largest structural advantages, and to focus on international regions with the greatest potential. As part of this effort, Old Navy will wind down its operations in Japan, resulting in the closure of its fleet of 53 stores. The brand’s near-term growth ambitions will be anchored in North America, including its most recent debut of Company-operated stores in Mexico, as well as China and its global franchise operations. Japan remains an important market for the Company's portfolio, with a continued strong presence of more than 200 Gap and Banana Republic stores. Additionally, the Company expects to close select Banana Republic stores, primarily internationally.
We also intend to create a more efficient operating model, enabling us to more fully leverage our scale.
The Company estimates that its actions will result in annualized pre-tax savings of about $275 million. The Company estimates an annualized sales loss of about $250 million associated with the store closures and expects to recognize pre-tax restructuring costs in fiscal 2016 of about $230 million to $270 million from the store closures and operating model changes. In addition to the total pre-tax amount of restructuring costs estimated, the Company also expects to incur incremental tax expense related to the restructuring costs and resulting valuation allowances on certain foreign deferred tax assets. The Company expects that the charges will primarily include lease termination fees, store asset impairment, and employee related costs. In connection with the decision to close stores and streamline the Company's operations, the Company incurred $150 million in restructuring costs, on a pre-tax basis, during the second quarter of fiscal 2016.
Financial results for the second quarter of fiscal 2016 are as follows:

•	Net sales for the second quarter of fiscal 2016 decreased 1 percent compared with the second quarter of fiscal 2015.

•	Comparable sales for the second quarter of fiscal 2016 decreased 2 percent compared with a 2 percent decrease for the second quarter of fiscal 2015.

•
Net income for the second quarter of fiscal 2016 was $125 million compared with $219 million for the second quarter of fiscal 2015, and diluted earnings per share was $0.31 for the second quarter of fiscal 2016 compared with $0.52 for the second quarter of fiscal 2015. Diluted earnings per share for the second quarter of fiscal 2016 included about $0.29 impact of restructuring costs incurred in the second quarter of fiscal 2016.

•	During the first half of fiscal 2016, we distributed $183 million to shareholders through dividends.
We expect that foreign exchange rate fluctuations will continue to have a meaningful negative impact on our results in fiscal 2016, primarily in gross margin. Our merchandise purchases are primarily in U.S. dollars, which can have a negative impact on gross margins for our largest foreign subsidiaries whose currencies weakened.

Fiscal 2015 results were impacted by a series of strategic actions to position Gap brand for improved business performance in the future, including right-sizing the Gap brand store fleet primarily in North America, streamlining the brand's headquarter workforce, and developing a clear, on-brand product aesthetic framework to strengthen the Gap brand to compete more successfully on the global stage. During fiscal 2015, the Company completed the closure of about 150 Gap global specialty stores related to the strategic actions. In the second quarter of fiscal 2015, the Company incurred $83 million of charges in connection with the strategic actions, primarily consisting of impairment of store assets, lease termination fees and lease losses, employee related expenses, and impairment of inventory that did not meet brand standards.

RESULTS OF OPERATIONS
Net Sales
See Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales
The percentage change in comparable ("Comp") sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gap Global	(3)%	(6)%	(3)%	(8)%
Old Navy Global	—%	3%	(3)%	3%
Banana Republic Global	(9)%	(4)%	(10)%	(6)%
The Gap, Inc.	(2)%	(2)%	(4)%	(3)%
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales per average square foot (1)	$85	$86	159	$164
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2016	26 Weeks Ended July 30, 2016		July 30, 2016
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	866	5	15	856	8.9
Gap Asia	305	11	2	314	3.1
Gap Europe	175	1	9	167	1.4
Old Navy North America	1,030	8	6	1,032	17.4
Old Navy Asia	65	4	—	69	1.0
Banana Republic North America	612	2	5	609	5.1
Banana Republic Asia	51	—	1	50	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	120	6	—	126	0.5
Intermix North America	41	—	1	40	0.1
Company-operated stores total	3,275	37	39	3,273	37.8
Franchise	446	35	24	457	N/A
Total	3,721	72	63	3,730	37.8
Decrease over prior year				(0.6)%	(1.0)%

	January 31, 2015	26 Weeks Ended August 1, 2015		August 1, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	16	33	943	9.9
Gap Asia	266	21	1	286	2.8
Gap Europe	189	4	4	189	1.6
Old Navy North America	1,013	11	11	1,013	17.1
Old Navy Asia	43	8	—	51	0.8
Banana Republic North America	610	10	6	614	5.1
Banana Republic Asia	44	4	—	48	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	101	10	—	111	0.5
Intermix North America	42	1	—	43	0.1
Piperlime North America	1	—	1	—	—
Company-operated stores total	3,280	85	56	3,309	38.2
Franchise	429	21	8	442	N/A
Total	3,709	106	64	3,751	38.2
Increase over prior year				4.4%	2.1%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the second quarter of fiscal 2016 decreased $47 million, or 1 percent, compared with the second quarter of fiscal 2015 driven by a decrease in net sales at Gap and Banana Republic, primarily in the United States.
Our net sales for the first half of fiscal 2016 decreased $266 million, or 4 percent, compared with the first half of fiscal 2015 driven by a decrease in net sales at Gap, Old Navy, and Banana Republic, primarily in the United States, as well as an unfavorable impact of foreign exchange of $17 million. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar and British pound against the U.S. dollar, offset by the strengthening of the Japanese yen. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2015 were translated at exchange rates applicable during the first half of fiscal 2016.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cost of goods sold and occupancy expenses	$2,414	$2,440	$4,643	$4,715
Gross profit	$1,437	$1,458	$2,646	$2,840
Cost of goods sold and occupancy expenses as a percentage of net sales	62.7%	62.6%	63.7%	62.4%
Gross margin	37.3%	37.4%	36.3%	37.6%
Cost of goods sold and occupancy expenses increased 0.1 percentage points in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015.

•
Cost of goods sold decreased 0.2 percent as a percentage of net sales in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 primarily driven by improved performance at Old Navy.

•
Occupancy expenses increased 0.3 percentage points in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses increased 1.3 percentage points in the first half of fiscal 2016 compared with the first half of fiscal 2015.

•
Cost of goods sold increased 0.7 percent as a percentage of net sales in the first half of fiscal 2016 compared with the first half of fiscal 2015 primarily driven by lower markdown margins at Banana Republic and Old Navy.

•
Occupancy expenses increased 0.6 percentage points in the first half of fiscal 2016 compared with the first half of fiscal 2015, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Operating expenses	$1,158	$1,089	$2,145	$2,085
Operating expenses as a percentage of net sales	30.1%	27.9%	29.4%	27.6%
Operating margin	7.2%	9.5%	6.9%	10.0%
Operating expenses increased $69 million, or 2.2 percent as a percentage of net sales, in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015. Operating expenses increased $60 million, or 1.8 percent as a percentage of net sales, in the first half of fiscal 2016 compared with the first half of fiscal 2015.
The increase in operating expenses for the second quarter and first half of fiscal 2016 compared with the respective periods of fiscal 2015 was primarily due to restructuring costs of $135 million incurred in the second quarter of fiscal 2016 compared with the costs related to strategic actions of $71 million incurred in the second quarter of fiscal 2015.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Interest expense	$18	$17	$37	$22
Interest expense for the second quarters of fiscal 2016 and 2015 and the first half of fiscal 2016 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.
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

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Income taxes	$138	$134	$215	$277
Effective tax rate	52.5%	38.0%	46.0%	37.7%
The increase in the effective tax rate for the second quarter and first half of fiscal 2016 compared with the second quarter and first half of fiscal 2015 was primarily due to the impact of restructuring costs incurred for foreign subsidiaries during the second quarter of fiscal 2016 and resulting valuation allowances on certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, payment of taxes, dividends, and share repurchases. As of July 30, 2016, cash and cash equivalents were $1.7 billion. As of July 30, 2016, over half of our cash and cash equivalents were held in the United States and are generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first half of fiscal 2016 increased $92 million compared with the first half of fiscal 2015, primarily due to the following:

•	an increase of $108 million in income taxes payable, net of prepaid and other tax-related items, primarily due to lower estimated earnings for fiscal 2016;

•
an increase of $74 million in non cash and other items, primarily due to the reclassification of gain related to our derivative financial instruments in the first half of fiscal 2015 and an increase in store asset impairment in the first half of fiscal 2016 compared with the first half of fiscal 2015;

•	an increase of $72 million in merchandise inventory, primarily due to the volume and timing of receipts; and

•	an increase of $66 million in accounts payable, primarily due to the timing of payments; partially offset by

•	a decrease of $206 million in net income.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first half of fiscal 2016 decreased $31 million compared with the first half of fiscal 2015, due to less property and equipment purchases.

Cash Flows from Financing Activities
Net cash used for financing activities during the first half of fiscal 2016 decreased $646 million compared with the first half of fiscal 2015, primarily due to the following:

•	no repurchases of common stock in the first half of fiscal 2016 compared with $622 million cash outflows related to repurchases of common stock in the first half of fiscal 2015.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$734	$642
Less: Purchases of property and equipment	(270)	(301)
Free cash flow	$464	$341

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the heading "Debt and Credit Facilities" in Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.46 per share during each of the first half of fiscal 2016 and fiscal 2015. Including the dividend paid during the first half of fiscal 2016, we intend to pay an annual dividend of $0.92 per share for fiscal 2016, consistent with the annual dividend for fiscal 2015.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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
Our market risk profile as of July 30, 2016 has not significantly changed since January 30, 2016. Our market risk profile as of January 30, 2016 is disclosed in our Annual Report on Form 10-K. See Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, other than what was previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 30, 2016 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3). There were no shares repurchased during the period.

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (May 1 - May 28)	—	$—	—	$1,000	million
Month #2 (May 29 - July 2)	—	$—	—	$1,000	million
Month #3 (July 3 - July 30)	—	$—	—	$1,000	million
Total	—	$—	—
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

Item 6.	Exhibits.

10.1	Agreement with Sebastian DiGrande dated April 22, 2016 and confirmed on April 22, 2016. (1)
10.2	Letter Amendment No. 1 to the Amended and Restated Revolving Credit Agreement dated August 31, 2016. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	September 2, 2016	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	September 2, 2016	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Agreement with Sebastian DiGrande dated April 22, 2016 and confirmed on April 22, 2016. (1)
10.2	Letter Amendment No. 1 to the Amended and Restated Revolving Credit Agreement dated August 31, 2016. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.