Form 10-Q
period 2016-10-29
GAP INC
filed 2016-12-05
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 25, 2016 was 398,881,367.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	total store closures in fiscal 2016, including closure of Old Navy stores in Japan and closure of select Banana Republic stores, primarily internationally;

•	the impact of store closures and streamlining measures, including annualized savings, lost sales, tax expense, and restructuring costs;

•	recognition of unrealized gains and losses from designated cash flow hedges into income;

•	the impact of the potential settlement of outstanding tax matters and the closing of audits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	the impact of the Fishkill distribution center fire, including anticipated insurance recoveries for certain related costs;

•	Old Navy’s near-term growth ambitions anchored in North America and Mexico, as well as China and its franchise operations;

•	continuing investment in our mobile digital capabilities;

•	further enhancing our shopping experience for our customers;

•	creation of a more efficient operating model;

•	the impact of foreign exchange rate fluctuations on our financial results;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2016; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of December 5, 2016, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	October 29, 2016	January 30, 2016	October 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,522	$1,370	$1,042
Merchandise inventory	2,398	1,873	2,498
Other current assets	751	742	821
Total current assets	4,671	3,985	4,361
Property and equipment, net of accumulated depreciation of $5,900, $5,644, and $5,673	2,662	2,850	2,814
Other long-term assets	674	638	631
Total assets	$8,007	$7,473	$7,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$424	$421	$421
Accounts payable	1,413	1,112	1,327
Accrued expenses and other current liabilities	1,059	979	997
Income taxes payable	19	23	23
Total current liabilities	2,915	2,535	2,768
Long-term liabilities:
Long-term debt	1,320	1,310	1,331
Lease incentives and other long-term liabilities	1,046	1,083	1,098
Total long-term liabilities	2,366	2,393	2,429
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 399, 397, and 404 shares	20	20	20
Additional paid-in capital	57	—	—
Retained earnings	2,621	2,440	2,484
Accumulated other comprehensive income	28	85	105
Total stockholders’ equity	2,726	2,545	2,609
Total liabilities and stockholders’ equity	$8,007	$7,473	$7,806
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$3,798	$3,857	$11,087	$11,412
Cost of goods sold and occupancy expenses	2,305	2,417	6,948	7,132
Gross profit	1,493	1,440	4,139	4,280
Operating expenses	1,104	1,026	3,249	3,111
Operating income	389	414	890	1,169
Interest expense	20	19	57	41
Interest income	(3)	(1)	(6)	(3)
Income before income taxes	372	396	839	1,131
Income taxes	168	148	383	425
Net income	$204	$248	$456	$706
Weighted-average number of shares - basic	399	406	398	415
Weighted-average number of shares - diluted	400	408	400	417
Earnings per share - basic	$0.51	$0.61	$1.15	$1.70
Earnings per share - diluted	$0.51	$0.61	$1.14	$1.69
Cash dividends declared and paid per share	$0.23	$0.23	$0.69	$0.69
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income	$204	$248	$456	$706
Other comprehensive income (loss), net of tax:
Foreign currency translation	(10)	(2)	(1)	(9)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $4, $(4) , $(5) and $9	39	(4)	(57)	22
Reclassification adjustment for (gains) losses on derivative financial instruments, net of tax of $-, $(14), $(6) and $(31)	—	(33)	1	(73)
Other comprehensive income (loss), net of tax	29	(39)	(57)	(60)
Comprehensive income	$233	$209	$399	$646
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net income	$456	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	438
Amortization of lease incentives	(47)	(48)
Share-based compensation	55	58
Tax benefit from exercise of stock options and vesting of stock units	(4)	22
Excess tax benefit from exercise of stock options and vesting of stock units	(1)	(24)
Non-cash and other items	101	(45)
Deferred income taxes	(10)	(6)
Changes in operating assets and liabilities:
Merchandise inventory	(513)	(615)
Other current assets and other long-term assets	(52)	30
Accounts payable	294	149
Accrued expenses and other current liabilities	10	(24)
Income taxes payable, net of prepaid and other tax-related items	80	69
Lease incentives and other long-term liabilities	(18)	24
Net cash provided by operating activities	800	734
Cash flows from investing activities:
Purchases of property and equipment	(383)	(505)
Other	(1)	(4)
Net cash used for investing activities	(384)	(509)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	400
Proceeds from issuances under share-based compensation plans	25	60
Withholding tax payments related to vesting of stock units	(18)	(68)
Repurchases of common stock	—	(822)
Excess tax benefit from exercise of stock options and vesting of stock units	1	24
Cash dividends paid	(275)	(285)
Other	—	(1)
Net cash used for financing activities	(267)	(692)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	3	(6)
Net increase (decrease) in cash and cash equivalents	152	(473)
Cash and cash equivalents at beginning of period	1,370	1,515
Cash and cash equivalents at end of period	$1,522	$1,042
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$63	$85
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$80	$76
Cash paid for income taxes during the period, net of refunds	$318	$338
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of October 29, 2016 and October 31, 2015, the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of October 29, 2016 and October 31, 2015 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2016 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended October 29, 2016 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 28, 2017.

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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is permitted under this ASU. We adopted ASU No. 2015-17 prospectively effective January 30, 2016, which resulted in a reclassification of our net current deferred tax assets to the net noncurrent deferred tax assets in our Consolidated Balance Sheet. In accordance with the provisions of the ASU, prior periods were not retrospectively adjusted.

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance for eight specific cash flow issues and are intended to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We will adopt the presentation and disclosure provisions of this ASU in the first quarter of fiscal 2018.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory. The amendments remove the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control. The amendments change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. We will adopt the presentation and disclosure provisions of this ASU in the first quarter of fiscal 2018.

Note 3. Store Closing and Other Operating Charges
In May 2016, the Company announced measures to better align talent and financial resources against its most important priorities; these measures include (i) focusing each brand on geographies with the greatest potential and (ii) streamlining the Company’s operating model. The measures will result in the closure of its fleet of 53 Old Navy stores in Japan, the closure of select Banana Republic stores, primarily internationally, and the creation of a more efficient global brand structure. Including the Old Navy closures in Japan, the Company expects to close about 75 stores in total related to these measures in fiscal 2016. As of October 29, 2016, the Company has closed 10 stores related to these measures.

In connection with the decision to close stores and streamline the Company's operations, the Company incurred $29 million and $179 million in restructuring costs, on a pre-tax basis, during the thirteen and thirty-nine weeks ended October 29, 2016, respectively. The summary of the costs incurred during the thirteen weeks ended October 29, 2016 and cumulative amount incurred as of October 29, 2016, as well as the Company’s current estimates of the pre-tax amount expected to be incurred during the remainder of fiscal 2016, are as follows:

	Costs Incurred		Estimated Costs to be Incurred
($ in millions)	13 Weeks Ended October 29, 2016	Cumulative as of October 29, 2016	Remainder of Fiscal 2016	Total
Costs recorded in cost of goods sold and occupancy expenses:
Accelerated depreciation, net of reversal of depreciation expense related to asset retirement obligations	$(6)	$(2)	$ (5) - 0	$ about (5)
Employee related costs	1	12	Less than 5	about 15
Other	(2)	(2)	(5) - 0	about (5)
Total costs recorded in cost of goods sold and occupancy expenses	(7)	8	about (5)	about 5

Costs recorded in operating expenses:
Lease termination fees and lease losses	28	62	15 - 40	75 - 100
Employee related costs	2	32	15 - 20	45 - 50
Store asset impairment	2	54	—	about 55
Other	4	23	about 5	about 30
Total costs recorded in operating expenses	36	171	35 - 65	205 - 235
Total restructuring costs	$29	$179	$ 31 - 61	$ 210 - 240
In addition to the total pre-tax amount estimated above, the Company also expects to incur incremental tax expense related to the restructuring costs and resulting valuation allowances on certain foreign deferred tax assets. The Company’s estimates of future charges associated with the store closures and streamlining of its operating model could change as the Company’s plans evolve and become finalized. The actual amounts will also depend on the timing of closures and negotiations on lease termination fees during the remainder of fiscal 2016.
The following table summarizes activities related to certain restructuring costs that will be settled with cash payments and the related liability balances as of October 29, 2016:

($ in millions)	Lease Termination Fees and Lease Losses	Employee Related Costs	Other	Total
Balance at April 30, 2016	$—	$—	$—	$—
13 Weeks Ended July 30, 2016:
Provision	34	41	12	87
Cash payments	—	—	(6)	(6)
Balance at July 30, 2016	34	41	6	81
13 Weeks Ended October 29, 2016:
Provision	28	7	4	39
Adjustments	—	(4)	—	(4)
Cash payments	(8)	(10)	(8)	(26)
Balance at October 29, 2016	$54	$34	$2	$90
We expect that the majority of the liability balance related to the lease termination fees and lease losses will be settled with cash payments by the end of fiscal 2016 as the stores are closed. The remaining liability balances are expected to settle with cash payments through fiscal 2017.

Note 4. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Notes	$1,248	$1,248	$1,248
Japan Term Loan	96	83	104
Total long-term debt	1,344	1,331	1,352
Less: Current portion	(24)	(21)	(21)
Total long-term debt, less current portion	$1,320	$1,310	$1,331
As of October 29, 2016, January 30, 2016, and October 31, 2015, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.34 billion, $1.29 billion, and $1.33 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of October 29, 2016, January 30, 2016, and October 31, 2015, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen ($24 million as of October 29, 2016) are payable on January 15 of each year, and commenced on January 15, 2015, with a final repayment of 7.5 billion Japanese yen ($72 million as of October 29, 2016) due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
In October 2015, we entered into a $400 million unsecured term loan (the “Term Loan”). The Term Loan was originally scheduled to mature, and was payable in full, on October 15, 2016, but had an option to be extended until October 15, 2017. In August 2016, the Company exercised the option to extend the Term Loan. As of October 29, 2016, the carrying amount of our $400 million Term Loan approximated its fair value due to the short-term nature of the loan. Interest is payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin. The Term Loan is included in current maturities of debt in the Condensed Consolidated Balance Sheet.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2020. There were no borrowings and no material outstanding standby letters of credit under the Facility as of October 29, 2016.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $46 million as of October 29, 2016. As of October 29, 2016, there were no borrowings under the Foreign Facilities. There were $12 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of October 29, 2016.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of October 29, 2016, we had $18 million in standby letters of credit issued under these agreements.

Note 5. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended October 29, 2016 or October 31, 2015. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended October 29, 2016 or October 31, 2015.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$596	$106	$490	$—
Derivative financial instruments	62	—	62	—
Deferred compensation plan assets	41	41	—	—
Total	$699	$147	$552	$—
Liabilities:
Derivative financial instruments	$49	$—	$49	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$517	$204	$313	$—
Derivative financial instruments	93	—	93	—
Deferred compensation plan assets	37	37	—	—
Total	$647	$241	$406	$—
Liabilities:
Derivative financial instruments	$3	$—	$3	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$174	$62	$112	$—
Derivative financial instruments	84	—	84	—
Deferred compensation plan assets	41	41	—	—
Total	$299	$103	$196	$—
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
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

Nonfinancial Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the long-lived assets is determined using level 3 inputs and based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is primarily at the store level. We also review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
We recorded a charge for the impairment of long-lived assets of $33 million for the thirteen weeks ended October 29, 2016, which reduced the then carrying amount of the applicable long-lived assets of $34 million to their fair value of $1 million. The impairment charges were recorded in operating expenses in the Condensed Consolidated Statement of Income.
In May 2016, the Company announced measures that will result in the closure of its fleet of 53 Old Navy stores in Japan and select Banana Republic stores, primarily internationally. During the thirty-nine weeks ended October 29, 2016, we recorded a charge for the impairment of long-lived assets of $54 million related to the announced store closures, and an additional $35 million for long-lived assets that were unrelated to the announced measures. The impairment charges were recorded in operating expenses in the Condensed Consolidated Statement of Income and reduced the then carrying amount of the applicable long-lived assets of $102 million to their fair value of $13 million.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and thirty-nine weeks ended October 29, 2016.
We recorded a charge for the impairment of long-lived assets of $6 million for the thirteen weeks ended October 31, 2015, which reduced the then carrying amount of the applicable long-lived assets of $6 million to their fair value of zero. The impairment charges were recorded in operating expenses in the Condensed Consolidated Statement of Income.
In June 2015, the Company announced a series of strategic actions to position Gap brand for improved business performance in the future, including its decision to close about 175 Gap brand specialty stores in North America and a limited number of international stores. As a result of the announced strategic actions, we reviewed the global Gap brand specialty fleet for impairment and recorded a charge for the impairment of long-lived assets of $38 million for the thirty-nine weeks ended October 31, 2015, primarily related to Gap brand, and an additional $5 million for long-lived assets that were unrelated to the strategic actions. We also recorded an impairment charge of $5 million related to an indefinite-lived intangible asset. The impairment charges were recorded in operating expenses in the Condensed Consolidated Statement of Income and reduced the then carrying amount of the applicable long-lived assets of $49 million to their fair value of $6 million and the applicable indefinite-lived intangible asset of $6 million to its fair value of $1 million during the thirty-nine weeks ended October 31, 2015.
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

There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 29, 2016 or October 31, 2015 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. There were no material amounts reclassified into earnings during the thirteen and thirty-nine weeks ended October 29, 2016 or October 31, 2015 as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 29, 2016 or October 31, 2015 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Derivatives designated as cash flow hedges	$1,201	$1,220	$1,349
Derivatives designated as net investment hedges	31	30	31
Derivatives not designated as hedging instruments	664	324	394
Total	$1,896	$1,574	$1,774

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	October 29, 2016	January 30, 2016	October 31, 2015
Derivatives designated as cash flow hedges:
Other current assets	$35	$71	$56
Other long-term assets	$13	$8	$12
Accrued expenses and other current liabilities	$26	$1	$3
Lease incentives and other long-term liabilities	$8	$1	$3

Derivatives designated as net investment hedges:
Other current assets	$1	$1	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$13	$13	$16
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$14	$1	$2
Lease incentives and other long-term liabilities	$1	$—	$—

Total derivatives in an asset position	$62	$93	$84
Total derivatives in a liability position	$49	$3	$8
The majority of the unrealized gains and losses from designated cash flow hedges as of October 29, 2016 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of October 29, 2016 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $9 million, $2 million, and $5 million as of October 29, 2016, January 30, 2016, and October 31, 2015, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $53 million, $91 million, and $79 million and the net amounts of the derivative financial instruments in a liability position would be $40 million, $1 million, and $3 million as of October 29, 2016, January 30, 2016 and October 31, 2015, respectively.
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

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$43	$(8)	$(62)	$31
Gain reclassified into cost of goods sold and occupancy expenses	$2	$45	$15	$99
Gain (loss) reclassified into operating expenses	$(2)	$2	$(10)	$5

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$1	$—	$(1)	$1
For the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, there were no amounts of gain or loss reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gain (loss) recognized in operating expenses	$12	$—	$(5)	$—

Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Number of shares repurchased	—	6.2	—	21.8
Total cost	$—	$200	$—	$807
Average per share cost including commissions	$—	$32.17	$—	$36.93
In October 2014, we announced that the Board of Directors approved a $500 million share repurchase authorization, all of which was completed by the end of May 2015. In February 2015, we announced that the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2015 repurchase program"). In February 2016, we announced that the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2016 repurchase program"). The February 2015 repurchase program, which had $302 million remaining, was superseded and replaced by the February 2016 repurchase program. The February 2016 repurchase program still had $1.0 billion remaining as of October 29, 2016, as there were no shares repurchased during the thirteen and thirty-nine weeks ended October 29, 2016.
All of the share repurchases were paid for as of January 30, 2016 and October 31, 2015. All common stock repurchased is immediately retired.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock units	$14	$12	$43	$46
Stock options	4	2	9	8
Employee stock purchase plan	1	1	3	4
Share-based compensation expense	19	15	55	58
Less: Income tax benefit	(8)	(6)	(25)	(22)
Share-based compensation expense, net of tax	$11	$9	$30	$36

Note 9. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
13 Weeks Ended April 30, 2016:
Foreign currency translation	31	—	31
Change in fair value of derivative financial instruments	—	(89)	(89)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income (loss), net	31	(96)	(65)
Balance at April 30, 2016	53	(33)	20
13 Weeks Ended July 30, 2016:
Foreign currency translation	(22)	—	(22)
Change in fair value of derivative financial instruments	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	—	8	8
Other comprehensive income (loss), net	(22)	1	(21)
Balance at July 30, 2016	31	(32)	(1)
13 Weeks Ended October 29, 2016:
Foreign currency translation	(10)	—	(10)
Change in fair value of derivative financial instruments	—	39	39
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive loss, net	(10)	39	29
Balance at October 29, 2016	$21	$7	$28

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
13 Weeks Ended May 2, 2015:
Foreign currency translation	6	—	6
Change in fair value of derivative financial instruments	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	—	(21)	(21)
Other comprehensive income (loss), net	6	(31)	(25)
Balance at May 2, 2015	66	74	140
13 Weeks Ended August 1, 2015:
Foreign currency translation	(13)	—	(13)
Change in fair value of derivative financial instruments	—	36	36
Amounts reclassified from accumulated other comprehensive income	—	(19)	(19)
Other comprehensive income (loss), net	(13)	17	4
Balance at August 1, 2015	53	91	144
13 Weeks Ended October 31, 2015:
Foreign currency translation	(2)	—	(2)
Change in fair value of derivative financial instruments	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	—	(33)	(33)
Other comprehensive loss, net	(2)	(37)	(39)
Balance at October 31, 2015	$51	$54	$105
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of October 29, 2016, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $2 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.
The effective income tax rate was 45.2 percent for the thirteen weeks ended October 29, 2016, compared with 37.4 percent for the thirteen weeks ended October 31, 2015. The effective income tax rate was 45.6 percent for the thirty-nine weeks ended October 29, 2016, compared with 37.6 percent for the thirty-nine weeks ended October 31, 2015. The increase in the effective tax rates was primarily due to the impact of restructuring costs incurred for foreign subsidiaries during the thirteen and thirty-nine weeks ended October 29, 2016 and resulting valuation allowances on certain foreign deferred tax assets.

Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Weighted-average number of shares - basic	399	406	398	415
Common stock equivalents	1	2	2	2
Weighted-average number of shares - diluted	400	408	400	417
The above computations of weighted-average number of shares – diluted exclude 8 million and 4 million shares related to stock options and other stock awards for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and 7 million and 3 million shares related to stock options and other stock awards for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 29, 2016, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of October 29, 2016, January 30, 2016, and October 31, 2015, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of October 29, 2016, January 30, 2016, and October 31, 2015 was not material for any individual Action or in total. Subsequent to October 29, 2016 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Fire at the Fishkill Distribution Center
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York. The impacted building primarily held Gap and Banana Republic products for distribution to stores and fulfilled online orders for Gap and Old Navy in the Northeast region of the United States. The other building, which processes Old Navy products, has returned to normal operation.
The Company maintains property and business interruption insurance coverage. Certain incremental costs incurred related to the fire and related insurance recovery for the thirteen weeks ended October 29, 2016 are as follows:

13 Weeks Ended
($ in millions)	October 29, 2016
Loss on inventory	$86
Loss on property, plant, and equipment	12
Other fire-related costs	19
Total	117
Less: Expected insurance recoveries	(117)
Fire-related costs, net	$—
Based on the provisions of the Company's insurance policies, the Company has determined that recovery of certain fire-related costs incurred as of October 29, 2016 is probable and recorded $117 million of insurance recoveries. During the thirteen weeks ended October 29, 2016, the Company received $73 million of insurance proceeds, representing an advance of funds. As a result, the insurance receivable balance was $44 million as of October 29, 2016 and was recorded in other current assets in the Condensed Consolidated Balance Sheet. In November 2016, the Company received an additional advance of about $25 million.

Note 13. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of October 29, 2016, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. The operating results for the thirty-nine weeks ended October 31, 2015 also include Piperlime, which was discontinued as of the first quarter of fiscal 2015. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of October 29, 2016.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended October 29, 2016
U.S. (1)	$756	$1,507	$479	$172	$2,914	77%
Canada	102	131	55	1	289	8
Europe	150	—	14	—	164	4
Asia	296	55	25	—	376	10
Other regions	36	12	7	—	55	1
Total	$1,340	$1,705	$580	$173	$3,798	100%
Sales growth (decline)	(7)%	5%	(7)%	9%	(2)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended October 31, 2015
U.S. (1)	$838	$1,449	$520	$159	$2,966	77%
Canada	94	118	56	—	268	7
Europe	182	—	17	—	199	5
Asia	300	50	26	—	376	10
Other regions	34	6	8	—	48	1
Total	$1,448	$1,623	$627	$159	$3,857	100%
Sales growth (decline)	(7)%	4%	(11)%	4%	(3)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
39 Weeks Ended October 29, 2016
U.S. (1)	$2,203	$4,335	$1,456	$550	$8,544	77%
Canada	264	358	159	2	783	7
Europe	453	—	45	—	498	5
Asia	856	171	80	—	1,107	10
Other regions	100	32	23	—	155	1
Total	$3,876	$4,896	$1,763	$552	$11,087	100%
Sales growth (decline)	(6)%	1%	(8)%	8%	(3)%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
39 Weeks Ended October 31, 2015
U.S. (1)	$2,368	$4,352	$1,598	$511	$8,829	77%
Canada	251	344	167	2	764	7
Europe	522	—	54	—	576	5
Asia	855	142	80	—	1,077	10
Other regions	128	12	26	—	166	1
Total	$4,124	$4,850	$1,925	$513	$11,412	100%
Sales growth (decline)	(8)%	4%	(7)%	(2)%	(3)%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta and Intermix.

(3)	Includes Athleta, Intermix, and Piperlime, which was discontinued as of the first quarter of fiscal 2015.
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

OVERVIEW
In fiscal 2016, one of our primary objectives is to continue transforming our product to market process, resulting in more consistent, on-trend product offerings, and a compelling customer experience in stores and online. To enable this, we have several product and supply chain initiatives underway. Further, we expect to continue our investment in mobile digital capabilities to enhance our shopping experience for our customers.
Trends in the apparel retail environment have been challenging, and the change in our business trajectory is not happening at the desired pace. On May 19, 2016, we announced measures to better align talent and financial resources against our most important priorities to position the Company for improved business performance and long-term success.
Our aim is to recapture market share in our home market, North America, where we have our largest structural advantages, and to focus on international regions with the greatest potential. As part of this effort, Old Navy is winding down its operations in Japan, resulting in the closure of its fleet of 53 stores by the end of fiscal 2016. The brand’s near-term growth ambitions will be anchored in North America, including its recent debut of Company-operated stores in Mexico, as well as China and its global franchise operations. Japan remains an important market for the Company's portfolio, with a continued strong presence of more than 200 Gap and Banana Republic stores. Additionally, the Company expects to close select Banana Republic stores, primarily internationally, by the end of fiscal 2016.
We are also creating a more efficient operating model, enabling us to more fully leverage our scale.
The Company estimates that its actions will result in annualized pre-tax savings of about $275 million. The Company estimates an annualized sales loss of about $250 million associated with the store closures and expects to recognize pre-tax restructuring costs in fiscal 2016 of about $210 million to $240 million from the store closures and operating model changes. The Company expects that the charges will primarily include lease termination fees, store asset impairment, and employee related costs. In addition to the total pre-tax amount of restructuring costs estimated, the Company also expects to incur incremental tax expense related to the restructuring costs and resulting valuation allowances on certain foreign deferred tax assets. In connection with the decision to close stores and streamline the Company's operations, the Company incurred $29 million and $179 million in restructuring costs during the third quarter of fiscal 2016 and thirty-nine weeks ended October 29, 2016, respectively, on a pre-tax basis.
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York. We immediately activated contingency plans designed to help mitigate the overall impact to the business, including utilizing the Company's other distribution centers in North America and rerouting inbound freight intended for the Fishkill distribution center to other distribution centers. The Company also constructed a temporary fulfillment site at the Fishkill campus, which has begun processing orders. For the third quarter of fiscal 2016, the Company incurred fire-related costs which included $86 million in loss on inventory, $12 million on loss on property, plant, and equipment, and $19 million in other fire-related costs. Based on the provisions of the Company’s insurance policies, the Company has determined that recovery of certain fire-related costs incurred during the third quarter of fiscal 2016 is probable, and the insurance receivable balance, net of advance insurance proceeds received, has been recorded as of October 29, 2016 to fully offset the fire-related costs. The company expects to continue to record additional costs and recoveries until the insurance claim is fully settled. While the Company has activated contingency plans to help mitigate the overall impact to the business, we expect a negative impact to net sales for the remainder of fiscal 2016 as a result of lost inventory, as well as increased logistics costs.
Financial results for the third quarter of fiscal 2016 are as follows:

•	Net sales for the third quarter of fiscal 2016 decreased 2 percent compared with the third quarter of fiscal 2015.

•
Comparable sales for the third quarter of fiscal 2016 decreased 3 percent, including an estimated negative impact from the Fishkill distribution center fire of approximately 2 percentage points, compared with a 2 percent decrease for the third quarter of fiscal 2015.

•
Operating margin for the third quarter of fiscal 2016 was 10.2 percent compared with 10.7 percent for the third quarter of fiscal 2015. Operating margin is defined as operating income as a percentage of net sales.

•
Net income for the third quarter of fiscal 2016 was $204 million compared with $248 million for the third quarter of fiscal 2015, and diluted earnings per share was $0.51 for the third quarter of fiscal 2016 compared with $0.61 for the third quarter of fiscal 2015. Diluted earnings per share for the third quarter of fiscal 2016 included about $0.09 impact of restructuring costs incurred in the third quarter of fiscal 2016.

•	During the first three quarters of fiscal 2016, we distributed $275 million to shareholders through dividends.
We expect that foreign exchange rate fluctuations will continue to have a meaningful negative impact on our full-year results in fiscal 2016, primarily in gross margin. Our merchandise purchases are primarily in U.S. dollars, which can have a negative impact on gross margins for our largest foreign subsidiaries whose currencies weakened.
Fiscal 2015 results were impacted by a series of strategic actions to position Gap brand for improved business performance in the future, including right-sizing the Gap brand store fleet primarily in North America, streamlining the brand's headquarter workforce, and developing a clear, on-brand product aesthetic framework to strengthen the Gap brand to compete more successfully on the global stage. During fiscal 2015, the Company completed the closure of about 150 Gap global specialty stores related to the strategic actions. In the third quarter of fiscal 2015, the Company incurred $13 million of charges in connection with the strategic actions, primarily consisting of impairment charges and employee related expenses. During the thirty-nine weeks ended October 31, 2015, the Company incurred $107 million of charges in connection with the strategic actions, primarily consisting of impairment of store assets related to underperforming stores, lease termination fees and lease losses, and impairment of inventory that did not meet brand standards.

RESULTS OF OPERATIONS
Net Sales
See Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales
The percentage change in comparable ("Comp") sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gap Global	(8)%	(4)%	(5)%	(7)%
Old Navy Global	3%	4%	(1)%	3%
Banana Republic Global	(8)%	(12)%	(9)%	(8)%
The Gap, Inc.	(3)%	(2)%	(3)%	(3)%
Comp sales for the third quarter of fiscal 2016 include an estimated negative impact from the Fishkill distribution center fire of approximately 4 percentage points for Gap Global, approximately 1 percentage point for Old Navy Global, and approximately 2 percentage points for Banana Republic Global.
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
Current year foreign exchange rates are applied to both current year and prior year Comp sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales per average square foot (1)	$81	$82	240	$246
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2016	39 Weeks Ended October 29, 2016		October 29, 2016
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	866	11	19	858	9.0
Gap Asia	305	18	8	315	3.0
Gap Europe	175	1	10	166	1.4
Old Navy North America	1,030	19	10	1,039	17.4
Old Navy Asia	65	5	10	60	0.9
Banana Republic North America	612	7	7	612	5.1
Banana Republic Asia	51	—	2	49	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	120	10	—	130	0.5
Intermix North America	41	2	1	42	0.1
Company-operated stores total	3,275	73	67	3,281	37.7
Franchise	446	52	37	461	N/A
Total	3,721	125	104	3,742	37.7
Decrease over prior year				(1.4)%	(2.3)%

	January 31, 2015	39 Weeks Ended October 31, 2015		October 31, 2015
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	25	46	939	9.8
Gap Asia	266	34	1	299	2.9
Gap Europe	189	5	10	184	1.6
Old Navy North America	1,013	27	13	1,027	17.4
Old Navy Asia	43	14	—	57	0.8
Banana Republic North America	610	18	10	618	5.2
Banana Republic Asia	44	6	—	50	0.2
Banana Republic Europe	11	—	—	11	0.1
Athleta North America	101	17	—	118	0.5
Intermix North America	42	2	1	43	0.1
Piperlime North America	1	—	1	—	—
Company-operated stores total	3,280	148	82	3,346	38.6
Franchise	429	42	23	448	N/A
Total	3,709	190	105	3,794	38.6
Increase over prior year				3.1%	1.6%

Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the third quarter of fiscal 2016 decreased $59 million, or 2 percent, compared with the third quarter of fiscal 2015 driven by a decrease in net sales at Gap and Banana Republic, partially offset by an increase in net sales at Old Navy, as well as a favorable impact of foreign exchange of $17 million. The favorable impact of foreign exchange was primarily due to the strengthening of the Japanese yen against the U.S. dollar, offset by the weakening of the British pound. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2015 were translated at exchange rates applicable during the third quarter of fiscal 2016.
Our net sales for the first three quarters of fiscal 2016 decreased $325 million, or 3 percent, compared with the first three quarters of fiscal 2015 driven by a decrease in net sales at Gap and Banana Republic, partially offset by an increase at Old Navy.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cost of goods sold and occupancy expenses	$2,305	$2,417	$6,948	$7,132
Gross profit	$1,493	$1,440	$4,139	$4,280
Cost of goods sold and occupancy expenses as a percentage of net sales	60.7%	62.7%	62.7%	62.5%
Gross margin	39.3%	37.3%	37.3%	37.5%
Cost of goods sold and occupancy expenses decreased 2.0 percentage points in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015.

•
Cost of goods sold decreased 2.2 percent as a percentage of net sales in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015, primarily driven by improved product acceptance resulting in improved margins at Old Navy.

•
Occupancy expenses increased 0.2 percentage points in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses increased 0.2 percentage points during the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015.

•
Cost of goods sold decreased 0.3 percent as a percentage of net sales during the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015, primarily driven by improved product acceptance resulting in improved margins at Old Navy.

•
Occupancy expenses increased 0.5 percentage points during the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Operating expenses	$1,104	$1,026	$3,249	$3,111
Operating expenses as a percentage of net sales	29.1%	26.6%	29.3%	27.3%
Operating margin	10.2%	10.7%	8.0%	10.2%
Operating expenses increased $78 million, or 2.5 percent as a percentage of net sales, in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015. The increase in operating expenses was primarily due to restructuring costs of $36 million incurred in the third quarter of fiscal 2016 compared with the costs related to strategic actions of $7 million incurred in the third quarter of fiscal 2015, as well as store asset impairment charges of $31 million unrelated to restructuring activities in the third quarter of fiscal 2016 compared with store asset impairment charges of $4 million unrelated to the strategic actions in the third quarter of fiscal 2015.

Operating expenses increased $138 million, or 2.0 percent as a percentage of net sales, during the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015. The increase was primarily due to restructuring costs of $171 million incurred during the first three quarters of fiscal 2016 compared with the costs related to strategic actions of $79 million incurred during the first three quarters of fiscal 2015, as well as store asset impairment charges of $35 million unrelated to restructuring activities during the first three quarters of fiscal 2016 compared with store asset impairment charges of $5 million unrelated to the strategic actions during the first three quarters of fiscal 2015.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Interest expense	$20	$19	$57	$41
Interest expense for the third quarter of fiscal 2016 and 2015 and the first three quarters of fiscal 2016 primarily consists of interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.
Interest expense for the first three quarters of fiscal 2015 includes $56 million of interest on overall borrowings and other obligations mainly related to our $1.25 billion 5.95 percent Notes, partially offset by a reversal of approximately $15 million of tax-related interest expense primarily resulting from a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Income taxes	$168	$148	$383	$425
Effective tax rate	45.2%	37.4%	45.6%	37.6%
The increase in the effective tax rates for the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015, and the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015, was primarily due to the impact of restructuring costs incurred for foreign subsidiaries during fiscal 2016 and resulting valuation allowances on certain foreign deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, payment of taxes, dividends, and share repurchases. As of October 29, 2016, cash and cash equivalents were $1.5 billion. As of October 29, 2016, the majority of our cash and cash equivalents was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first three quarters of fiscal 2016 increased $66 million compared with the first three quarters of fiscal 2015, primarily due to the following:

•
an increase of $146 million related to non-cash and other items primarily due to the reclassification of gain related to our derivative financial instruments in the first three quarters of fiscal 2015 and an increase in store asset impairment in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015;

•	an increase of $145 million related to accounts payable primarily due to the timing of merchandise payments; and

•	an increase of $102 million related to merchandise inventory primarily due to the volume and timing of receipts; partially offset by

•	a decrease of $250 million in net income; and

•
a decrease of $82 million related to other current assets and other long-term assets in part due to the insurance claim receivable from the fire of the company-owned distribution center in Fishkill, New York on August 29, 2016.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first three quarters of fiscal 2016 decreased $125 million compared with the first three quarters of fiscal 2015, primarily due to less property and equipment purchases.

Cash Flows from Financing Activities
Net cash used for financing activities during the first three quarters of fiscal 2016 decreased $425 million compared with the first three quarters of fiscal 2015, primarily due to the following:

•
no repurchases of common stock in the first three quarters of fiscal 2016 compared with $822 million cash outflows related to repurchases of common stock in the first three quarters of fiscal 2015; partially offset by

•	$400 million proceeds from the issuance of short-term debt in fiscal 2015.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$800	$734
Less: Purchases of property and equipment	(383)	(505)
Free cash flow	$417	$229

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
We paid a dividend of $0.23 per share during each of the first three quarters of fiscal 2016 and fiscal 2015. Including the dividend paid during the first three quarters of fiscal 2016 of $0.69 per share, we intend to pay an annual dividend of $0.92 per share for fiscal 2016, consistent with the annual dividend for fiscal 2015.

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
Our market risk profile as of January 30, 2016 is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 4, 5, and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, other than what was previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, except as follows:

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our franchisees or the operations of one or more of our vendors. In particular, these types of events could impact our product supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 29, 2016 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3). There were no shares repurchased during the period.

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (July 31-August 27)	—	$—	—	$1,000	million
Month #2 (August 28 - October 1)	—	$—	—	$1,000	million
Month #3 (October 2 - October 29)	—	$—	—	$1,000	million
Total	—	$—	—
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

Item 6.	Exhibits.

10.1	Letter Amendment No. 1 to the Amended and Restated Revolving Credit Agreement dated August 31, 2016, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended July 30, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	December 5, 2016	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	December 5, 2016	By	/s/ Sabrina L. Simmons
Sabrina L. Simmons
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Letter Amendment No. 1 to the Amended and Restated Revolving Credit Agreement dated August 31, 2016, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended July 30, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.