Form 10-K
period 2017-01-28
GAP INC
filed 2017-03-20
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2016 was approximately $6 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 14, 2017 was 399,843,485.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017 (hereinafter referred to as the “2017 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	target cash balance and ability to provide for our working capital needs and for unexpected business downturns;

•	the impact of foreign exchange rate fluctuations in fiscal 2017;

•	the impact of store closures and streamlining measures, including annualized savings;

•	the recovery of remaining costs related to the Fishkill distribution center fire;

•	attracting, retaining, and training great talent in our businesses and functions;

•	continuing our investment in customer experience both in stores and online;

•	net store openings in fiscal 2017;

•	the impact of continuing depreciation of certain foreign currencies on gross margin in fiscal 2017;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives, planned capital expenditures, dividend payments, and repayment of debt;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	cash spending for purchases of property and equipment in fiscal 2017, including costs related to rebuilding the Fishkill, New York distribution center campus;

•	dividend payments in fiscal 2017;

•	share repurchases in fiscal 2017;

•	the estimates and assumptions we use in our accounting policies;

•	the impact of accounting pronouncements;

•	unrealized gains and losses from designated cash flow hedges;

•	total gross unrecognized tax benefits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims; and

•	the impact of changes in internal control over financial reporting.
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

•	the risk that comparable sales and margins will experience fluctuations;

•	the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial position or our business initiatives;

•	the risk that updates or changes to our information technology (“IT”) systems may disrupt our operations;

•
the risk that natural disasters, public health crises, political crises, or other catastrophic events could adversely affect our operations and financial results, or those of our franchisees or vendors;

•
the risk that reductions in income and cash flow from our marketing and servicing arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows;

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 20, 2017, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2016 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.
Gap Inc. is a leading global apparel retail company. We offer apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Athleta, and Intermix brands. Our portfolio of distinct brands across multiple channels and geographies, combined with our size and scale which allows for strategic and advantageous partnerships with our third-party vendors and suppliers throughout the organization, gives us a competitive advantage in the global retail marketplace. In December 2016, the Company acquired Weddington Way, which does not have a material impact on our Consolidated Financial Statements.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. Gap Inc. has Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, especially at our Intermix brand.
Gap Inc. is a leader among apparel retailers in using omni-channel capabilities to bridge the digital world and physical stores, creating world-class shopping experiences regardless of where or how our customers shop. The Company's suite of omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are uniquely tailored across its portfolio of brands.
Gap.  Gap is one of the world's most iconic apparel and accessories brands anchored in optimistic, casual, American style. Founded in San Francisco in 1969, the brand's collections continue to build the foundation of modern wardrobes - all things denim, tees, button-downs, and khakis, along with must-have trends.
Gap is designed to build the foundation of modern wardrobes through every stage of life with apparel and accessories for adult men and women under the Gap name, in addition to GapKids, babyGap, GapMaternity, GapBody, and GapFit collections. Beginning in 1987 with the opening of the first store outside North America in London, Gap continues to connect with customers around the world through specialty stores, online, and franchise stores. In addition, we bring the brand to value-conscious customers, with exclusively designed collections for Gap Outlet and Gap Factory stores and websites.
Banana Republic.  Acquired with two stores in 1983 as a travel and adventure outfitter, Banana Republic is now a global apparel and accessories brand focused on delivering versatile, contemporary classics, designed for today with style that endures. Banana Republic offers clothing and accessories with detailed craftsmanship and luxurious materials. Customers can purchase Banana Republic products globally in our specialty and Banana Republic Factory stores, online, and in franchise stores.
Old Navy.  Old Navy is a global apparel and accessories brand that believes in the democracy of style, making high quality, must-have fashion essentials for the whole family, while delivering incredible value, and fun, unique store experiences. Old Navy opened its first store in 1994 in the United States and since has expanded its international presence with Company-operated stores in Canada, China, and Mexico, as well as franchise stores in seven countries. Customers can purchase Old Navy products globally in Company-operated and franchise stores and online.

Athleta.  Athleta is a premium fitness and lifestyle brand creating versatile performance apparel to inspire a community of active, confident women and girls. Established in 1998 and acquired by Gap Inc. in 2008, Athleta integrates technical features and innovative design across its women's collection to carry her through a life in motion, from yoga, training and sports, to everyday activities and travel. In 2016, the company launched Athleta Girl, mirroring its signature performance in styles for the next generation. Customers can purchase Athleta products in the United States through its stores and catalogs, or globally through its website.
Intermix. Acquired in December 2012, Intermix curates must-have styles from the most coveted emerging and established designers. Known for styling on-trend pieces in unexpected ways, Intermix delivers a unique point of view and an individualized approach to shopping and personal style. Customers can shop in stores in the United States and Canada, and online.
Weddington Way. Acquired in December 2016, Weddington Way is a social shopping platform for wedding parties, featuring an online boutique with exclusive bridesmaid dresses and a curated selection of wedding party gifts. Customers can shop Weddington Way online, and the brand ships globally.
Piperlime.  Launched in 2006, Piperlime offered a mix of private label and branded apparel and accessories. The Company closed the Piperlime brand during the first half of fiscal 2015.
Sales to customers are tendered for cash, debit cards, credit cards, or personal checks. We also issue and redeem gift cards through our brands. Gap, Banana Republic, Old Navy, and Athleta each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2016 with 3,200 Company-operated stores and 459 franchise store locations. For more information on the number of stores by brand and region, see the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 17 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from about 800 vendors. Our vendors have factories in about 40 countries. Our two largest vendors each accounted for about 5 percent of the dollar amount of our total fiscal 2016 purchases. Of our merchandise purchased during fiscal 2016, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 25 percent and 23 percent of our fiscal 2016 purchases, by dollar value, were from factories in Vietnam and China, respectively. Product cost increases or events causing disruption of imports from Vietnam, China, or other foreign countries, including the imposition of additional import restrictions or taxes, or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Intermix, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Intermix, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our business and enhance the customer experience through significant investments in our supply chain and omni-channel capabilities, investments in marketing, enhancement of our online shopping sites, remodeling of existing stores, and international expansion.

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

Inventory
The nature of the retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. Also see the sections entitled “Risk Factors—We must successfully gauge apparel trends and changing consumer preferences to succeed”, "Risk Factors—If we are unable to manage our inventory effectively, our gross margins could be adversely affected", and "Risk Factors—Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events" in Item 1A of this Form 10-K.

Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. Also see the section entitled “Risk Factors—Our business is highly competitive” in Item 1A of this Form 10-K.

Employees
As of January 28, 2017, we had a workforce of approximately 135,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak holiday selling season.
To remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, and other functions. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—The failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations” in Item 1A of this Form 10-K.

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
Name, Age, Position, and Principal Occupation:
Arthur Peck, 61, Director, and President and Chief Executive Officer, Gap Inc. since February 2015; President, Growth, Innovation, and Digital division from November 2012 to January 2015; President, Gap North America from February 2011 to November 2012; Executive Vice President of Strategy and Operations from May 2005 to February 2011; President, Gap Inc. Outlet from October 2008 to February 2011; Acting President, Gap Inc. Outlet from February 2008 to October 2008.
Mark Breitbard, 49, President and Chief Executive Officer, Banana Republic beginning in May 2017; Chief Executive Officer, The Gymboree Corporation from January 2013 to February 2017; President, Gap North America from November 2012 to January 2013; Executive Vice President, Gap North America Merchandising from February 2011 to November 2012; Executive Vice President, GapKids and babyGap from February 2010 to February 2011.
Paul Chapman, 59, Executive Vice President, Chief Information Officer since December 2015; Senior Vice President and Chief Information Officer from January 2014 to December 2015; Senior Vice President, Information Technology, from 2010 to 2015; Vice President, Information Technology from 2004 to 2010.
Sebastian DiGrande, 50, Executive Vice President, Strategy and Chief Customer Officer since May 2016; Senior Partner and Managing Director, the Boston Consulting Group from September 1996 to May 2016.
Julie Gruber, 51, Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer since February 2016; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to 2015; Associate General Counsel from 2003 to 2007.
Jeff Kirwan, 50, President and Chief Executive Officer, Gap since December 2014; Executive Vice President and President, Gap China from February 2013 to December 2014; Senior Vice President, Managing Director and Chief Operating Officer, Gap China from May 2011 to February 2013; Senior Vice President, Stores and Operations, Old Navy from August 2008 to May 2011; Senior Vice President and General Manager, Old Navy Canada from March 2008 to August 2008; Vice President and General Manager, Old Navy Canada from April 2007 to March 2008.
Teri List-Stoll, 54, Executive Vice President and Chief Financial Officer since January 2017; Executive Vice President and Chief Financial Officer, Dick’s Sporting Goods, Inc. from August 2015 to September 2016; Executive Vice President and Chief Financial Officer, Kraft Foods Group, Inc. from September 2013 to May 2015; Senior Vice President and Treasurer, Procter & Gamble Co. from January 2009 to August 2013.
Bobbi Silten, 56, Executive Vice President, Global Talent and Sustainability since May 2015; Senior Vice President, Global Responsibility & President, Gap Foundation, 2010 to 2015; Chief Foundation Officer, Gap Foundation, 2005 to 2010.
Sonia Syngal, 47, President and Chief Executive Officer, Old Navy since April 2016; Executive Vice President, Global Supply Chain and Product Operations from February 2015 to April 2016; Executive Vice President, Global Supply Chain from November 2013 to January 2015; Senior Vice President, Old Navy International from February 2013 to November 2013; Senior Vice President and Managing Director, Europe from May 2011 to February 2013; Senior Vice President and General Manager, International Outlets from January 2010 to May 2011; Vice President of Global Production, Supply Chain - Outlet from July 2006 to January 2010; Vice President, Corporate Sourcing from July 2004 to July 2006.

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
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

•	anticipating and quickly responding to changing apparel trends and customer demands;

•	attracting customer traffic both in stores and online;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to customers in several diverse market segments and geographic locations;

•	anticipating and responding to changing customer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying age groups and tastes;

•	purchasing and stocking merchandise to match seasonal weather patterns, and our ability to react to shifts in weather that impact consumer demand; and

•	sourcing and allocating merchandise efficiently.
If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations would be adversely affected.

We must maintain our reputation and brand image.
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.

The failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. Competition for talent is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. In fiscal 2016, there were changes to our senior leadership team, including our new Chief Customer Officer and our new Chief Financial Officer. In addition, in March 2017, we announced the appointment of the new President and Chief Executive Officer of Banana Republic who will be joining the Company in May 2017. The effectiveness of the new leaders in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations.

Trade matters may disrupt our supply chain.
Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. For example, the current political landscape has introduced greater uncertainty with respect to future tax and trade regulations. In addition, we face the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability, resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, and/or other trade disruptions. Changes in tax policy or trade regulations, such as the disallowance of tax deductions on imported merchandise or the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

Changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations.
Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict the impact that may result from changes in the regulatory or administrative landscape. For example, U.S. lawmakers are evaluating proposals for comprehensive reform of the U.S. federal corporate tax system, which could include a border-adjustment tax or other increased taxes on imports, a limit on the ability to defer U.S. taxation on earnings outside the United States until those earnings are repatriated to the United States, and a lower U.S. federal tax rate. These proposed changes to the federal tax law, if enacted as currently proposed, could have a material adverse effect to our financial position, results of operations, or cash flows.
Any changes in laws or regulations, the imposition of additional laws or regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations.

Our investments in omni-channel shopping initiatives may not deliver the results we anticipate.
One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. An example of our recent omni-channel initiatives includes cross-channel logistics optimization. We continue to explore additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our omni-channel initiatives is not successful, or we do not realize the return on our omni-channel investments that we anticipate, our operating results would be adversely affected.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.
Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins.
We have key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including vendor fabric platforming, product demand testing, and in-season rapid response to demand. These initiatives involve significant systems and operational changes, and we have limited experience operating in this manner. If we are unable to implement these initiatives successfully, we may not realize the return on our investments that we anticipate, and our operating results could be adversely affected.

We are subject to data security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new and changing requirements, and customers have a high expectation that the Company will adequately protect their personal information from cyber-attack or other security breaches. Security breaches and cyber incidents could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Our business is exposed to the risks of foreign currency exchange rate fluctuations and our hedging strategies may not be effective in mitigating those risks.
We are exposed to foreign currency exchange rate risk with respect to our sales, operating expenses, profits, assets, and liabilities generated or incurred in foreign currencies as well as inventory purchases in U.S. dollars for our foreign subsidiaries. Although we use financial instruments to hedge certain foreign currency risks, these measures may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and financial results. We expect a negative impact to continue in fiscal year 2017.

Our business is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income. In addition, certain countries represent a larger portion of our global sourcing. For example, approximately 25 percent and 23 percent of our merchandise, by dollar value, is purchased from factories in Vietnam and China, respectively. Accordingly, any delays in production and added costs in Vietnam or China could have a more significant impact on our results of operations.
Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. Manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products can adversely affect our gross margins.

Global economic conditions and any related impact on consumer spending patterns could adversely impact our results of operations.
The Company’s performance is subject to global economic conditions, as well as their impact on levels of consumer spending worldwide. Some of the factors that may influence consumer spending include high levels of unemployment, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty.

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
Our current strategies include pursuing selective international expansion in a number of countries around the world through a number of channels. We currently plan to open additional Old Navy stores outside of the United States, including in Mexico and China, open additional Gap stores in China, including outlet stores, and continue to grow online sales internationally. Our franchisees plan to open additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in many of these locations and, as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.

Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business.
We purchase nearly all merchandise from third-party vendors in many different countries, and we require those vendors to adhere to a Code of Vendor Conduct, which includes environmental, labor, health, and safety standards. From time to time, contractors or their subcontractors may not be in compliance with these standards or applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise into various countries, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to liability, and could have an adverse effect on our results of operations.

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
Our ability to effectively obtain real estate - to open new stores, distribution centers, and corporate offices nationally and internationally - depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to secure adequate new locations or successfully modify existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.
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
Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales or margins, including apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual, quarterly, and monthly basis. Over the past fiscal year, our reported quarterly comparable sales have ranged from a high of positive 2 percent in the fourth quarter of fiscal 2016 to a low of negative 5 percent in the first quarter of fiscal 2016. Over the past five years, our reported gross margins have ranged from a high of 39.4 percent in fiscal 2012 to a low of 36.2 percent in fiscal 2015. In addition, over the past five years, our reported operating margins have ranged from a high of 13.3 percent in fiscal 2013 to a low of 7.7 percent in fiscal 2016.
Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and apparel trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance. Failure to meet the expectations of investors, securities analysts, or credit rating agencies in one or more future periods could reduce the market price of our common stock, cause our credit ratings to decline, and impact liquidity.

Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial position or our business initiatives.
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021. As a result, we have additional costs that include interest payable semi-annually on the notes. In January 2014, we also entered into a 15 billion Japanese yen, four-year, unsecured term loan due January 2018.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2016 with $1.8 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operating activities decline significantly, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets and higher interest costs and potentially increased lease or hedging costs.

In May 2016, Fitch Ratings and Standard & Poor's Rating Services downgraded their respective credit ratings of us from BBB- negative outlook to BB+ stable outlook. These downgrades, and any future reduction in our long-term senior unsecured credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs, and potentially increased lease or hedging costs.
For further information on our debt and credit facilities, see Item 8, Financial Statements and Supplementary Data, Notes 5 and 6 of Notes to Consolidated Financial Statements of this Form 10-K.

Updates or changes to our IT systems may disrupt operations.
We continue to evaluate and implement upgrades and changes to our IT systems, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our IT initiatives. However, there can be no assurances that we will successfully launch these systems as planned or that they will be implemented without disruptions to our operations. IT system disruptions, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations.

Our results could be adversely affected by natural disasters, public health crises, political crises, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our franchisees, or the operations of one or more of our vendors. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Reductions in income and cash flow from our marketing and servicing arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows.
A third-party, Synchrony Financial (“Synchrony”), owns and services our private label credit card and co-branded programs. Our agreement with Synchrony provides for certain payments to be made by Synchrony to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Synchrony is dependent upon a number of factors, including the level of sales on private label and co-branded accounts, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Synchrony’s ability to extend credit to our customers as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking, and commercial protection laws. The factors affecting the income and cash flow that the Company receives from Synchrony can also vary based on a variety of economic, legal, social, and other factors that we cannot control. If the income and cash flow that we receive from our consumer credit card program agreement with Synchrony decreases significantly, our operating results and cash flows could be adversely affected.

We are subject to various proceedings, lawsuits, disputes, and claims from time to time, which could adversely affect our business, financial condition, and results of operations.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. As of January 28, 2017, we had 3,200 Company-operated stores, which aggregated to approximately 36.7 million square feet. Almost all of these stores are leased, typically with one or more renewal options after our initial term. Terms vary by type and location of store.
We own approximately 1.1 million square feet of corporate office space located in San Francisco, San Bruno, Pleasanton, and Rocklin, California, of which approximately 184,000 square feet is leased to and occupied by others. We lease approximately 934,000 square feet of corporate office space located in San Francisco, Rocklin, Petaluma, and Pleasanton, California; New York and Brooklyn, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 8.6 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. Of the 8.6 million square feet of owned distribution space, approximately 117,000 square feet is leased to and occupied by others. We lease approximately 1.2 million square feet of distribution space located in Phoenix, Arizona; Grove City, Ohio; Erlanger and Hebron, Kentucky; and Bolton and Mississauga, Ontario, Canada. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; and Shanghai and Hong Kong, China.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 14, 2017 was 6,742. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2016 and 2015.

	Market Prices				Dividends Declared and Paid
	Fiscal 2016		Fiscal 2015		Fiscal Year
	High	Low	High	Low	2016	2015
1st Quarter	$30.49	$22.03	$43.90	$39.37	$0.23	$0.23
2nd Quarter	$25.95	$17.00	$40.64	$35.58	0.23	0.23
3rd Quarter	$27.34	$21.57	$36.50	$25.97	0.23	0.23
4th Quarter	$30.74	$22.25	$28.65	$21.57	0.23	0.23
					$0.92	$0.92

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 28, 2017, with (i) the S&P 500 Index and (ii) the cumulative total return of the Dow Jones U.S. Retail Apparel Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/28/2012)
Total Return Analysis

	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017
The Gap, Inc.	$100.00	$177.12	$208.29	$230.14	$142.06	$134.94
S&P 500	$100.00	$116.78	$141.91	$162.09	$161.01	$193.28
Dow Jones U.S. Apparel Retailers	$100.00	$125.22	$142.39	$172.43	$170.22	$167.77
Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 28, 2017 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Month #1 (October 30 - November 26)	—	$—	—	$1,000 million
Month #2 (November 27 - December 31)	—	$—	—	$1,000 million
Month #3 (January 1 - January 28)	—	$—	—	$1,000 million
Total	—	$—	—
__________

(1)
On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2016 repurchase program"), which has no expiration date. The February 2016 repurchase program replaced and superseded the previous $1 billion share repurchase authorization announced in February 2015, which had $302 million remaining.

Item 6. Selected Financial Data.
The following selected financial data are derived from the Consolidated Financial Statements of the Company. We have also included certain non-financial data to enhance your understanding of our business. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Company’s Consolidated Financial Statements and related notes in Item 8 of this Form 10-K.

	Fiscal Year (number of weeks)
	2016 (52)	2015 (52)	2014 (52)	2013 (52)	2012 (53)
Operating Results ($ in millions)
Net sales	$15,516	$15,797	$16,435	$16,148	$15,651
Gross margin	36.3%	36.2%	38.3%	39.0%	39.4%
Operating margin	7.7%	9.6%	12.7%	13.3%	12.4%
Net income	$676	$920	$1,262	$1,280	$1,135
Cash dividends paid	$367	$377	$383	$321	$240
Per Share Data (number of shares in millions)
Basic earnings per share	$1.69	$2.24	$2.90	$2.78	$2.35
Diluted earnings per share	$1.69	$2.23	$2.87	$2.74	$2.33
Weighted-average number of shares—basic	399	411	435	461	482
Weighted-average number of shares—diluted	400	413	440	467	488
Cash dividends declared and paid per share	$0.92	$0.92	$0.88	$0.70	$0.50
Balance Sheet Information ($ in millions)
Merchandise inventory	$1,830	$1,873	$1,889	$1,928	$1,758
Total assets	$7,610	$7,473	$7,690	$7,849	$7,470
Working capital (1)	$1,862	$1,450	$2,083	$1,985	$1,788
Total long-term debt, less current maturities	$1,248	$1,310	$1,332	$1,369	$1,246
Stockholders’ equity	$2,904	$2,545	$2,983	$3,062	$2,894
Other Data ($ and square footage in millions)
Cash used for purchases of property and equipment	$524	$726	$714	$670	$659
Acquisition of business, net of cash acquired (2)	$4	$—	$—	$—	$129
Percentage increase (decrease) in comparable sales	(2)%	(4)%	—%	2%	5%
Number of Company-operated store locations open at year-end	3,200	3,275	3,280	3,164	3,095
Number of franchise store locations open at year-end	459	446	429	375	312
Number of total store locations open at year-end	3,659	3,721	3,709	3,539	3,407
Square footage of Company-operated store space at year-end	36.7	37.9	38.1	37.2	36.9
Percentage increase (decrease) in square footage of Company-operated store space at year-end	(3.2)%	(0.5)%	2.4%	0.8%	(0.8)%
Number of employees at year-end	135,000	141,000	141,000	137,000	136,000
__________

(1)
In fiscal year 2015, we adopted the Financial Accounting Standards Board, Accounting Standard Update No. 2015-17, Income Taxes. The adoption reduced the current portion of deferred tax assets as a result of classifying all net deferred tax assets as noncurrent as of January 30, 2016 on a prospective basis.

(2)
On December 31, 2012, we acquired all of the outstanding capital stock of Intermix, a multi-brand specialty retailer of luxury and contemporary apparel and accessories, for an aggregate purchase price of $129 million.

On December 2, 2016, we acquired the net assets of Weddington Way for an aggregate purchase price of $4 million.

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
We identify our operating segments according to how our business activities are managed and evaluated. As of January 28, 2017, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment.
In May 2016, we announced measures to better align talent and financial resources against our most important priorities to position the Company for improved business performance and long-term success. Our aim is to capture additional market share in our home market, North America, where we have our largest structural advantages, and to focus on international regions with the greatest potential. As part of this effort, we closed the entire fleet of 53 Old Navy stores in Japan during fiscal 2016. Japan remains an important market for the Company's portfolio, with a continued strong presence of more than 200 Gap and Banana Republic stores. Including the Old Navy closures in Japan, the Company closed 67 stores in total related to these measures in fiscal 2016.
We also created a more efficient operating model, enabling us to more fully leverage our scale. For example, we centralized or consolidated several brand and corporate functions, allowing us to simplify the organization and operate more efficiently.
The Company estimates that its actions will result in annualized pre-tax savings of about $275 million. In connection with the decision to close stores and streamline the Company's operations, the Company incurred $197 million in restructuring costs during fiscal 2016 on a pre-tax basis. The charges primarily include lease termination fees, employee-related costs, and store asset impairment. Certain of these costs incurred in foreign subsidiaries did not result in a tax benefit.

On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York. Following the fire, the Company immediately activated contingency plans to help mitigate the overall impact to the business. In October 2016, the Company completed construction of a temporary fulfillment site at the Fishkill campus, which was in place to process orders by peak holiday season, and plans to rebuild a permanent building are currently underway. For fiscal 2016, the Company incurred fire-related costs which included $86 million in inventory at cost, $12 million in property, plant, and equipment at net book value, and $35 million in other fire-related costs. In January of fiscal 2016, the Company agreed upon a partial settlement of $159 million related to the inventory and recorded a gain of $73 million, representing the excess over the loss on inventory. Based on the provisions of the Company’s insurance policies, the Company has determined that recovery of certain remaining fire-related costs incurred during fiscal 2016 is probable, and an insurance receivable, net of advance insurance proceeds received, has been recorded as of January 28, 2017 to offset the fire-related costs. The company expects to continue to record additional costs and recoveries until the insurance claim is fully settled.

Fiscal 2015 results were impacted by a series of strategic actions to position Gap brand for improved business performance in the future, including rightsizing the Gap brand store fleet primarily in North America, streamlining the brand's headquarter workforce, and developing a clear, on-brand product aesthetic framework to strengthen the Gap brand to compete more successfully on the global stage. During fiscal 2015, the Company completed the closure of about 150 Gap global specialty stores related to the strategic actions. During fiscal 2015, the Company incurred $132 million of charges in connection with the strategic actions, primarily consisting of impairment of store assets related to underperforming stores, lease termination fees and lease losses, employee related expenses, and impairment of inventory that did not meet brand standards.
Financial results for fiscal 2016 are as follows:

•	Net sales for fiscal 2016 decreased 2 percent to $15.5 billion compared with $15.8 billion for fiscal 2015.

•	Comparable sales ("Comp Sales") for fiscal 2016 decreased 2 percent.

•	Gross profit for fiscal 2016 was $5.6 billion compared with $5.7 billion for fiscal 2015. Gross margin for fiscal 2016 was 36.3 percent compared with 36.2 percent for fiscal 2015.

•	Operating margin for fiscal 2016 was 7.7 percent compared with 9.6 percent for fiscal 2015. Operating margin is defined as operating income as a percentage of net sales.

•
Net income for fiscal 2016 was $676 million compared with $920 million for fiscal 2015, and diluted earnings per share was $1.69 for fiscal 2016 compared with $2.23 for fiscal 2015. Diluted earnings per share for fiscal 2016 included about a $0.41 impact of restructuring costs incurred during fiscal 2016, a non-cash goodwill impairment charge of $0.18 related to Intermix, an $0.11 benefit from the gain from insurance proceeds related to the fire which occurred at the Company's Fishkill distribution center campus, and a favorable income tax impact of a legal structure realignment of about $0.15. Diluted earnings per share for fiscal 2015 included a $0.20 impact of costs related to strategic actions incurred during fiscal 2015.

•	During fiscal 2016, we distributed $367 million to shareholders through dividends.
Our business priorities in 2017 include:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in the most promising categories;

•	delivering meaningful product innovation;

•	creating a unique and differentiated customer experience that builds loyalty, with focus on both the physical and digital expressions of our brands; and

•	attracting and retaining great talent in our businesses and functions.

In fiscal 2017, we are focused on investing strategically in the business while also maintaining operating expense discipline. One of our primary objectives is to continue transforming our product to market process, with the development of an advantaged operating platform. To enable this, we have several product, supply chain, and IT initiatives underway. Further, we expect to continue our investment in customer experience, both in stores and online, to drive higher customer engagement and loyalty, resulting in market share gains. Finally, we will continue to invest in strengthening brand awareness and customer acquisition.
Fiscal 2017 will consist of 53 weeks versus 52 weeks in fiscal 2016.
Results of Operations
Net Sales
See Item 8, Financial Statements and Supplementary Data, Note 17 of Notes to Consolidated Financial Statements for net sales by brand and region.

Comparable Sales
The percentage change in Comp Sales by global brand and for total Company, as compared with the preceding year, is as follows:

	Fiscal Year
	2016	2015	2014
Gap Global	(3)%	(6)%	(5)%
Old Navy Global	1%	—%	5%
Banana Republic Global	(7)%	(10)%	—%
The Gap, Inc.	(2)%	(4)%	—%
Comp Sales include the results of Company-operated stores and sales through online channels in those countries where we have existing comparable store sales. The calculation of The Gap, Inc. Comp Sales includes the results of Athleta and Intermix but excludes the results of our franchise business.
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2016	2015	2014
Net sales per average square foot (1)	$334	$337	$361
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2016	Fiscal 2016		January 28, 2017
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	866	14	36	844	8.8
Gap Asia	305	27	21	311	3.0
Gap Europe	175	2	13	164	1.4
Old Navy North America	1,030	27	14	1,043	17.4
Old Navy Asia	65	5	57	13	0.2
Banana Republic North America	612	9	20	601	5.0
Banana Republic Asia	51	—	3	48	0.2
Banana Republic Europe	10	—	9	1	—
Athleta North America	120	12	—	132	0.6
Intermix North America	41	3	1	43	0.1
Company-operated stores total	3,275	99	174	3,200	36.7
Franchise	446	56	43	459	N/A
Total	3,721	155	217	3,659	36.7
Decrease over prior year				(1.7)%	(3.2)%

	January 31, 2015	Fiscal 2015		January 30, 2016
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	960	34	128	866	9.1
Gap Asia	266	48	9	305	3.0
Gap Europe	189	4	18	175	1.5
Old Navy North America	1,013	36	19	1,030	17.3
Old Navy Asia	43	22	—	65	1.0
Banana Republic North America	610	24	22	612	5.1
Banana Republic Asia	44	7	—	51	0.2
Banana Republic Europe	11	1	2	10	0.1
Athleta North America	101	19	—	120	0.5
Piperlime North America	1	—	1	—	—
Intermix North America	42	2	3	41	0.1
Company-operated stores total	3,280	197	202	3,275	37.9
Franchise	429	52	35	446	N/A
Total	3,709	249	237	3,721	37.9
Increase (decrease) over prior year				0.3%	(0.5)%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.
In fiscal 2017, we expect net openings of about 40 Company-operated store locations, primarily for Athleta and Old Navy.

Net Sales Discussion
Our net sales for fiscal 2016 decreased $281 million, or 2 percent, compared with fiscal 2015 primarily due to a decrease in net sales at Gap and Banana Republic, partially offset by an increase in net sales at Old Navy and Athleta. The translation of net sales in foreign currencies to U.S. dollars had an unfavorable impact of about $20 million for fiscal 2016 and is calculated by translating net sales for fiscal 2015 at exchange rates applicable during fiscal 2016.
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

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2016	2015	2014
Cost of goods sold and occupancy expenses	$9,876	$10,077	$10,146
Gross profit	$5,640	$5,720	$6,289
Cost of goods sold and occupancy expenses as a percentage of net sales	63.7%	63.8%	61.7%
Gross margin	36.3%	36.2%	38.3%
Cost of goods sold and occupancy expenses decreased 0.1 percentage points in fiscal 2016 compared with fiscal 2015.

•
Cost of goods sold decreased 0.3 percentage points as a percentage of net sales in fiscal 2016 compared with fiscal 2015, primarily driven by higher selling at regular prices at all global brands and improved product acceptance resulting in improved margins at Old Navy. This was offset by a negative foreign exchange impact for our foreign subsidiaries as our merchandise purchases are primarily in U.S. dollars.

•	Occupancy expenses increased 0.2 percentage points in fiscal 2016 compared with fiscal 2015, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.
Cost of goods sold and occupancy expenses increased 2.1 percentage points in fiscal 2015 compared with fiscal 2014.

•
Cost of goods sold increased 1.3 percent as a percentage of net sales in fiscal 2015 compared with fiscal 2014, primarily driven by increased markdown activities, inventory impairment charges primarily at Gap brand related to the strategic actions, and incremental shipping costs partially due to the U.S. West Coast port congestion. Cost of goods sold as a percentage of net sales in fiscal 2015 for our foreign subsidiaries was also negatively impacted by foreign exchange as our merchandise purchases are primarily in U.S. dollars.

•	Occupancy expenses increased 0.8 percentage points in fiscal 2015 compared with fiscal 2014, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.
In fiscal 2017, we expect that gross margins for our foreign subsidiaries will continue to be negatively impacted by the continuing depreciation of certain foreign currencies as our merchandise purchases are primarily in U.S. dollars.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2016	2015	2014
Operating expenses	$4,449	$4,196	$4,206
Operating expenses as a percentage of net sales	28.7%	26.6%	25.6%
Operating margin	7.7%	9.6%	12.7%
Operating expenses increased $253 million or 2.1 percent as a percentage of net sales in fiscal 2016 compared with fiscal 2015 primarily due to the following:

•	restructuring costs of $197 million in fiscal 2016 compared with the costs related to strategic actions of $98 million in fiscal 2015;

•
store asset impairment charges of $53 million unrelated to restructuring activities in fiscal 2016 compared with store asset impairment charges of $16 million unrelated to the strategic actions in fiscal 2015;

•	a goodwill impairment charge related to Intermix in fiscal 2016 of $71 million; and

•	an increase in bonus and marketing expense; partially offset by

•
a gain from insurance proceeds of $73 million related to the fire that occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York, representing the excess over the loss on inventory; and

•	higher income from revenue sharing payments from Synchrony.
Operating expenses decreased $10 million, but increased 1.0 percent as a percentage of net sales, in fiscal 2015 compared with fiscal 2014 primarily due to the following:

•	a favorable foreign exchange translation impact of about $85 million, calculated as if operating expenses for fiscal 2014 were translated at exchange rates applicable during fiscal 2015; and

•	a decrease in bonus and marketing expense; partially offset by

•	costs related to the strategic actions of $98 million; and

•	the gain on sale of a building of $39 million recognized in fiscal 2014.

Interest Expense

($ in millions)	Fiscal Year
	2016	2015	2014
Interest expense	$75	$59	$75
Interest expense for fiscal 2016 and 2014 primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt.
Interest expense for fiscal 2015 includes $74 million of interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt, offset by a reversal of $15 million of interest expense primarily resulting from a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters in fiscal 2015.

Income Taxes

($ in millions)	Fiscal Year
	2016	2015	2014
Income taxes	$448	$551	$751
Effective tax rate	39.9%	37.5%	37.3%

The increase in the effective tax rate for fiscal 2016 compared with fiscal 2015 was primarily due to the impact of restructuring costs incurred in certain foreign subsidiaries for which the Company was not able to recognize any tax benefit and the impact of a non-deductible goodwill impairment charge related to Intermix. The increase was partially offset by the recognition of certain foreign tax benefits associated with a legal structure realignment.
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
Liquidity and Capital Resources
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases.
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Cash and cash equivalents	$1,783	$1,370	$1,515
Debt	$1,313	$1,731	$1,353
Working capital	$1,862	$1,450	$2,083
Current ratio	1.76:1	1.57:1	1.93:1
As of January 28, 2017, the majority of our cash and cash equivalents was held in the United States and is generally accessible without any limitations.
In October 2015, the Company entered into a $400 million unsecured term loan (the "Term Loan"), which was fully repaid in January 2017.
In January 2014, the Company entered into a 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") due January 2018. A final repayment of 7.5 billion Japanese yen ($65 million as of January 28, 2017) is payable on January 15, 2018 and is classified as current maturities of debt in the Consolidated Balance Sheet.
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

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2016 increased $125 million compared with fiscal 2015, primarily due to the following:
Net income

•	a decrease of $244 million in net income.
Non-cash items

•
an increase of $246 million related to non-cash and other items primarily due to the lower gain reclassified into income related to our derivative financial instruments in fiscal 2016 compared with fiscal 2015, a goodwill impairment charge related to Intermix of $71 million during fiscal 2016, and an increase of $53 million related to store asset impairment; partially offset by

•	a decrease of $155 million related to deferred income taxes driven by fluctuations in book versus tax temporary differences for bonus accruals, depreciation, and share-based compensation.

Changes in operating assets and liabilities

•	an increase of $193 million related to accounts payable primarily due to the timing of merchandise and lease payments;

•	an increase of $117 million related to accrued expenses and other current liabilities primarily due to bonus accruals; and

•	an increase of $52 million related to merchandise inventory primarily due to the volume and timing of receipts; partially offset by

•
a decrease of $79 million related to other current assets and other long-term assets in part due to the insurance claim receivable from the fire of the company-owned distribution center in Fishkill, New York on August 29, 2016.

Net cash provided by operating activities during fiscal 2015 decreased $535 million compared with fiscal 2014, primarily due to the following:
Net income

•	a decrease of $342 million in net income.
Changes in operating assets and liabilities

•
a decrease of $107 million related to other current assets and other long-term assets primarily due to the change in timing of payments received related to our credit card programs, which resulted in increased cash inflow in fiscal 2014; and

•
a decrease of $150 million related to lease incentives and other long-term liabilities primarily due to the receipt of an upfront payment in fiscal 2014 related to the amendment of our credit card program agreement with Synchrony, which is being amortized into income over the term of the contract; partially offset by

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

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2016 decreased $201 million compared with fiscal 2015, primarily due to less property and equipment purchases.
Net cash used for investing activities during fiscal 2015 increased $134 million compared with fiscal 2014, primarily due to $121 million of proceeds from the sale of a building owned but no longer occupied by the Company in fiscal 2014 and $12 million more property and equipment purchases in fiscal 2015.
In fiscal 2016, cash used for purchases of property and equipment was $524 million primarily related to investments in stores, information technology, and supply chain. In fiscal 2017, we expect cash spending for purchases of property and equipment to be about $825 million which includes an estimated $200 million related to rebuilding of the Company's Fishkill, New York distribution center campus, which the Company expects will be covered by insurance proceeds.

Cash Flows from Financing Activities
Net cash used for financing activities during fiscal 2016 decreased $213 million compared with fiscal 2015, primarily due to the following:

•	no repurchases of common stock in fiscal 2016 compared with $1 billion cash outflow related to repurchases of common stock in fiscal 2015; partially offset by

•	no debt issuances in fiscal 2016 compared with the issuance of $400 million in short-term debt in fiscal 2015; and

•	the repayment of the $400 million short-term debt in fiscal 2016.

Net cash used for financing activities during fiscal 2015 decreased $517 million compared with fiscal 2014, primarily due to the following:

•	$400 million proceeds from the issuance of short-term debt in fiscal 2015; and

•	$164 million less repurchases of common stock; partially offset by

•
$4 million net cash out flows for fiscal 2015 compared with $38 million net cash inflows for fiscal 2014 related to issuance under share-based compensation plans and withholding tax payments related to vesting of stock units.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures, as we require regular capital expenditures to build and maintain stores and purchase new equipment and invest in technology to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP result.
The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2016	2015	2014
Net cash provided by operating activities	$1,719	$1,594	$2,129
Less: Purchases of property and equipment	(524)	(726)	(714)
Free cash flow	$1,195	$868	$1,415

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt" and "Credit Facilities" in Notes 5 and 6, respectively, of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid an annual dividend of $0.92 per share in fiscal 2016 and fiscal 2015. We plan to pay an annual dividend of $0.92 per share in fiscal 2017.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 9 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
In fiscal 2017, the Company intends to re-initiate share repurchases under its existing $1 billion share repurchase authorization.

Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of January 28, 2017. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet as of January 28, 2017, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (1)	$65	$—	$1,250	$—	$1,315
Interest payments on debt	75	149	112	—	336
Operating leases (2)	1,128	2,091	1,449	1,874	6,542
Purchase obligations and commitments (3)	4,098	89	56	5	4,248
Total contractual cash obligations	$5,366	$2,329	$2,867	$1,879	$12,441
__________

(1)	Represents principal maturities, excluding interest. See Note 5 of Notes to Consolidated Financial Statements for discussion on debt.

(2)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 12 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(3)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
There is $70 million of long-term liabilities recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of January 28, 2017 that is excluded from the table above as the amount relates to uncertain tax positions and deferred compensation, and we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time.

Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $16 million, surety bonds of $44 million, and bank guarantees of $18 million outstanding (of which $12 million was issued under the unsecured revolving credit facilities for our operations in foreign locations) as of January 28, 2017.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)
The majority of our contractual obligations relate to operating leases for our stores. Future minimum lease payments represent commitments under non-cancelable operating leases and are disclosed in the table above with additional information provided under the heading "Leases" in Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements of a large, global corporation. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Our significant accounting policies can be found under the heading "Organization and Summary of Significant Accounting Policies" in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit and Finance Committee of our Board of Directors, which has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K.

Merchandise Inventory
We value inventory at the lower of cost or market (“LCM”), with cost determined using the weighted-average cost method and market value determined based on the estimated net realizable value. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors), and we primarily use promotions and markdowns to clear merchandise. We record an adjustment to inventory when future estimated selling price is less than cost. Our LCM adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.
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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group for our retail stores is reviewed for impairment primarily at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $107 million, $54 million, and $10 million for fiscal 2016, 2015, and 2014, respectively.
We also review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable.

In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we allocated $99 million and $81 million of the respective purchase prices to goodwill. Goodwill is reviewed for impairment using the applicable reporting unit, which is an operating segment or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta and Intermix to be the reporting units at which goodwill is tested for Athleta and Intermix, respectively.
We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. During the fourth quarter of fiscal 2016, we determined that the fair value of the reporting unit for Athleta significantly exceeded its carrying amount as of the date of our annual impairment review and therefore, we did not recognize any impairment charges for Athleta.
Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
At the end of each of the first three quarters of fiscal 2016, given the information available at the time of those assessments, we determined that there were no events or circumstances that indicated any impairment for goodwill related to Intermix. During the fourth quarter of fiscal 2016, management updated the fiscal 2017 budget and financial projections beyond fiscal 2017 for Intermix. There were several factors that caused the financial projections and estimates to significantly decrease from the previous estimates, which included: poor fourth quarter of fiscal 2016 holiday performance at Intermix stores, the decision to reduce expected future store openings, the approval of additional store closures in fiscal 2017, and the budgeting of additional headcount required to support increased focus on the online business. These factors arising during the fourth quarter of fiscal 2016 had a significant and negative impact on the estimated fair value of the Intermix reporting unit, and we have determined that the Intermix reporting unit’s carrying value exceeded its fair value as of the date of our annual impairment review. As such, we performed the second step of the goodwill impairment test which resulted in an impairment charge of $71 million for goodwill related to Intermix in fiscal 2016. This impairment charge reduced the $81 million of purchase price allocated to goodwill in connection with the acquisition of Intermix in December 2012 to $10 million as of January 28, 2017.
We did not recognize any impairment charges for goodwill in fiscal 2015.
As of January 28, 2017, the aggregate carrying value of trade names was $95 million, which primarily consisted of $54 million and $38 million related to Athleta and Intermix, respectively. A trade name is considered impaired if the carrying amount exceeds its estimated fair value. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade names is determined using the relief from royalty method. During the fourth quarter of fiscal 2016, we completed our annual impairment review of the trade names and we did not recognize any impairment charges. We determined that the fair value of the Athleta trade name significantly exceeded its carrying amount as of the date of our annual impairment review. The fair value of the Intermix trade name exceeded its carrying amount by less than 10 percent as of the date of our annual impairment review.
These analyses require management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates and royalty rates, which can be affected by economic conditions and other factors that can be difficult to predict.

If actual store and online results and brand performance, real estate market conditions, and economic conditions including interest rates are not consistent with our estimates and assumptions used in our calculations, we may be exposed to additional impairment losses that could be material.

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
See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for recent accounting pronouncements related to revenue recognition and expected impact from the adoption of new standards.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers
Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed (“breakage”). Based on historical redemption patterns, we determine breakage income for gift cards, gift certificates, and credit vouchers when we can determine the portion of the liability where redemption is remote, which is three years after issuance. Breakage income, which has been historically immaterial, is recorded in other income which is a component of operating expenses in the Consolidated Statements of Income. When breakage income is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Substantially all of our gift cards, gift certificates, and credit vouchers have no expiration dates.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual pattern of redemption for gift cards, gift certificates, and credit vouchers changes significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate breakage in the past three fiscal years. See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for recent accounting pronouncements related to revenue recognition and expected impact on recognition of breakage income from the adoption of new standards.

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
Recent Accounting Pronouncements
See "Organization and Summary of Significant Accounting Policies" in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Derivative Financial Instruments
Certain financial information about the Company's derivative financial instruments is set forth under the heading "Derivative Financial Instruments" in Note 8 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
We have performed a sensitivity analysis as of January 28, 2017 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 28, 2017. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $35 million as of January 28, 2017.

Debt
Certain financial information about the Company's debt is set forth under the heading "Debt" in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
Our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 are not subject to interest rate risk as they have a fixed interest rate.
A final repayment of 7.5 billion Japanese yen ($65 million as of January 28, 2017) for the 15 billion Japanese yen, four-year, unsecured Japan Term Loan is payable on January 15, 2018. The average interest rate associated with the Japan Term Loan for fiscal 2016 was 1 percent. Due to the maturity of the Japan Term Loan in fiscal 2017, we believe we have no material exposure to interest rate risk.

Cash Equivalents
We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $8 million in fiscal 2016.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of The Gap, Inc.:
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and its subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three fiscal years in the period ended January 28, 2017. We also have audited the Company's internal control over financial reporting as of January 28, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gap, Inc. and its subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/    Deloitte & Touche LLP
San Francisco, California
March 20, 2017

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,783	$1,370
Merchandise inventory	1,830	1,873
Other current assets	702	742
Total current assets	4,315	3,985
Property and equipment, net	2,616	2,850
Other long-term assets	679	638
Total assets	$7,610	$7,473
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$65	$421
Accounts payable	1,243	1,112
Accrued expenses and other current liabilities	1,113	979
Income taxes payable	32	23
Total current liabilities	2,453	2,535
Long-term liabilities:
Long-term debt	1,248	1,310
Lease incentives and other long-term liabilities	1,005	1,083
Total long-term liabilities	2,253	2,393
Commitments and contingencies (see Notes 12 and 16)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 399 and 397 shares	20	20
Additional paid-in capital	81	—
Retained earnings	2,749	2,440
Accumulated other comprehensive income	54	85
Total stockholders' equity	2,904	2,545
Total liabilities and stockholders' equity	$7,610	$7,473

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2016	2015	2014
Net sales	$15,516	$15,797	$16,435
Cost of goods sold and occupancy expenses	9,876	10,077	10,146
Gross profit	5,640	5,720	6,289
Operating expenses	4,449	4,196	4,206
Operating income	1,191	1,524	2,083
Interest expense	75	59	75
Interest income	(8)	(6)	(5)
Income before income taxes	1,124	1,471	2,013
Income taxes	448	551	751
Net income	$676	$920	$1,262
Weighted-average number of shares—basic	399	411	435
Weighted-average number of shares—diluted	400	413	440
Earnings per share—basic	$1.69	$2.24	$2.90
Earnings per share—diluted	$1.69	$2.23	$2.87

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2016	2015	2014
Net income	$676	$920	$1,262
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax benefit of $-, $(1), and $(2)	7	(38)	(47)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(2), $21, and $48	(26)	60	118
Reclassification adjustment for gains on derivative financial instruments, net of tax of $(11), $(42), and $(20)	(12)	(102)	(41)
Other comprehensive income (loss), net of tax	(31)	(80)	30
Comprehensive income	$645	$840	$1,292

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock
($ and shares in millions except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance as of February 1, 2014	1,106	$55	$2,899	$14,218	$135	(660)	$(14,245)	$3,062
Net income				1,262				1,262
Other comprehensive income, net of tax					30			30
Repurchases of common stock	(29)	(1)	(155)	(973)		(1)	(35)	(1,164)
Issuance of common stock and reissuance of treasury stock related to stock options and employee stock purchase plans	2	—	68			1	22	90
Issuance of common stock, reissuance of treasury stock, and withholding tax payments related to vesting of stock units	2	—	(53)			—	1	(52)
Retirement of treasury stock	(660)	(33)	(2,897)	(11,327)		660	14,257	—
Tax benefit from exercise of stock options and vesting of stock units			37					37
Share-based compensation, net of estimated forfeitures			101					101
Common stock dividends ($0.88 per share)				(383)				(383)
Balance as of January 31, 2015	421	21	—	2,797	165	—	—	2,983
Net income				920				920
Other comprehensive loss, net of tax					(80)			(80)
Repurchases and retirement of common stock	(30)	(1)	(99)	(900)				(1,000)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	65					65
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(69)					(69)
Tax benefit from exercise of stock options and vesting of stock units			26					26
Share-based compensation, net of estimated forfeitures			77					77
Common stock dividends ($0.92 per share)				(377)				(377)
Balance as of January 30, 2016	397	20	—	2,440	85	—	—	2,545
Net income				676				676
Other comprehensive loss, net of tax					(31)			(31)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	29					29
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(19)					(19)
Tax benefit from exercise of stock options and vesting of stock units			(4)					(4)
Share-based compensation, net of estimated forfeitures			75					75
Common stock dividends ($0.92 per share)				(367)				(367)
Balance as of January 28, 2017	399	$20	$81	$2,749	$54	—	$—	$2,904

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$676	$920	$1,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	593	592	564
Amortization of lease incentives	(62)	(65)	(64)
Share-based compensation	76	76	100
Tax benefit from exercise of stock options and vesting of stock units	(4)	26	37
Excess tax benefit from exercise of stock options and vesting of stock units	(1)	(28)	(38)
Store asset impairment charges	107	54	10
Goodwill impairment charge	71	—	—
Non-cash and other items	(4)	(126)	(66)
Deferred income taxes	(54)	101	75
Changes in operating assets and liabilities:
Merchandise inventory	46	(6)	(9)
Other current assets and other long-term assets	54	133	240
Accounts payable	146	(47)	(41)
Accrued expenses and other current liabilities	76	(41)	(33)
Income taxes payable, net of prepaid and other tax-related items	19	(24)	(87)
Lease incentives and other long-term liabilities	(20)	29	179
Net cash provided by operating activities	1,719	1,594	2,129
Cash flows from investing activities:
Purchases of property and equipment	(524)	(726)	(714)
Proceeds from sale of property and equipment	—	—	121
Other	(5)	(4)	(3)
Net cash used for investing activities	(529)	(730)	(596)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	400	—
Payments of short-term debt	(400)	—	—
Payments of long-term debt	(21)	(21)	(21)
Proceeds from issuances under share-based compensation plans	29	65	90
Withholding tax payments related to vesting of stock units	(19)	(69)	(52)
Repurchases of common stock	—	(1,015)	(1,179)
Excess tax benefit from exercise of stock options and vesting of stock units	1	28	38
Cash dividends paid	(367)	(377)	(383)
Other	—	(1)	—
Net cash used for financing activities	(777)	(990)	(1,507)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	—	(19)	(21)
Net increase (decrease) in cash and cash equivalents	413	(145)	5
Cash and cash equivalents at beginning of period	1,370	1,515	1,510
Cash and cash equivalents at end of period	$1,783	$1,370	$1,515
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$56	$81	$73
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$82	$78	$77
Cash paid for income taxes during the period, net of refunds	$488	$452	$714
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 28, 2017, January 30, 2016, and January 31, 2015
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a global omni-channel retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Banana Republic, Old Navy, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and beginning in October 2015, Mexico. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in approximately 40 other countries around the world. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In December 2016, the Company acquired the net assets of Weddington Way, which does not have a material impact on our Consolidated Financial Statements.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 28, 2017 (fiscal 2016), January 30, 2016 (fiscal 2015), and January 31, 2015 (fiscal 2014) consisted of 52 weeks. The fiscal year ending February 3, 2018 (fiscal 2017) will consist of 53 weeks.

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
All highly liquid investments with original maturities of 91 days or less are classified as cash equivalents. Our cash equivalents are placed primarily in time deposits and money market funds. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Income related to these securities is recorded in interest income in the Consolidated Statements of Income.

Merchandise Inventory
We value inventory at the lower of cost or market, with cost determined using the weighted-average cost method and market value determined based on the estimated net realizable value. We record an adjustment when future estimated selling price is less than cost. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and use promotions and markdowns to clear merchandise. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date.

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

Property and Equipment
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of remaining lease term or economic life, up to 15 years
Furniture and equipment	Up to 15 years
Software	3 to 7 years
Buildings and building improvements	Up to 39 years
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in operating expenses in the Consolidated Statements of Income. Costs of maintenance and repairs are expensed as incurred.

Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. Asset retirement obligations are recorded in accrued expenses and other current liabilities and lease incentives and other long-term liabilities in the Consolidated Balance Sheets and are subsequently adjusted for changes in estimated asset retirement obligations. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

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

Classification of Expenses
Cost of goods sold and occupancy expenses include the following:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	online shipping and packaging costs;

•	costs associated with our sourcing operations, including payroll, benefits, and other administrative expenses;

•	gains and losses associated with foreign currency exchange contracts related to hedging of merchandise purchases and intercompany revenue transactions; and

•	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions.
Operating expenses include the following:

•	payroll, benefits, and other administrative expenses for our store operations and field management;

•	payroll, benefits, and other administrative expenses for our distribution centers;

•	payroll, benefits, and other administrative expenses for our corporate functions, including product design and development;

•	marketing;

•	information technology maintenance costs and expenses;

•	rent, occupancy, depreciation, and amortization for our corporate facilities;

•	third party credit card processing fees; and

•	other expenses (income).
Payroll, benefits, and other administrative expenses for our distribution centers recorded in operating expenses were $254 million, $254 million, and $255 million in fiscal 2016, 2015, and 2014, respectively. We receive payments from third parties that provide our customers with private label credit cards and/or co-branded credit cards. The majority of such income earned is recorded in other income, which is a component of operating expenses, and the remaining portion of income is recognized as a reduction to cost of goods sold and occupancy expenses.
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

Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses in the Consolidated Statements of Income. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is primarily at the store level.

Goodwill and Intangible Assets
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.
We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the two-step test is performed to identify potential goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform the two-step goodwill impairment test. Based on certain circumstances, we may elect to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. The second step includes hypothetically valuing all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $601 million, $578 million, and $639 million in fiscal 2016, 2015, and 2014, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

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

Credit Cards
We have credit card agreements with third parties to provide our customers with private label credit cards and/or co-branded credit cards (collectively, the “Credit Cards”). Each private label credit card bears the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used everywhere VISA credit cards are accepted. The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount.
Synchrony Financial ("Synchrony"), a third-party financing company, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. We receive income from Synchrony in accordance with a revenue sharing arrangement and based on usage of the Credit Cards, which we recognize when the amounts are fixed or determinable and collectibility is reasonably assured.
The majority of income from the Credit Card programs is recorded in other income and is partially offset by the administrative costs related to the programs, including payroll, marketing expenses, and other direct costs, all of which are recorded in operating expenses in the Consolidated Statements of Income.
The cost associated with redemption of reward certificates is partially offset by income that we recognize as a reduction to cost of goods sold and occupancy expenses in our Consolidated Statements of Income. The cost associated with reward points and certificates is accrued as the rewards are earned by the cardholder and is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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
The aggregate transaction gains and losses recorded in operating expenses in the Consolidated Statements of Income are as follows:

	Fiscal Year
($ in millions)	2016	2015	2014
Foreign currency transaction loss	$(18)	$(6)	$(34)
Realized and unrealized gain from certain derivative financial instruments	10	25	28
Net foreign exchange gain (loss)	$(8)	$19	$(6)

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Related to Revenue Recognition
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

While we do not expect the adoption of these ASUs to have a material impact on our Consolidated Financial Statements, we expect the adoption to result in change in the timing of recognizing revenue for sales where we ship the merchandise to the customer from a distribution center or store, breakage income for gift cards, gift certificates, and credit vouchers, and credit card reward points and certificate liability. Under the new guidance, we expect to recognize revenue for sales where we ship the merchandise to the customer from a distribution center or store on the basis of control of the merchandise, rather than at the time the risk of loss is transferred. Additionally, the adoption is expected to result in change in the timing of recognition and classification of breakage income for gift cards, gift certificates, and credit vouchers. Our credit card incentive program is expected to be accounted for differently under the new guidance as the reward points and certificates are considered a separate performance obligation requiring the standalone value to be deferred until redemption or expiration. We currently do not defer any portion of revenue related to reward points and certificates and recognize cost associated with reward points and certificates as the rewards are earned and based on estimated redemption patterns. Additionally, under the new guidance, we expect to recognize allowances for estimated sales returns on a gross basis rather than net basis on the Consolidated Balance Sheets.
We are still evaluating our method of adoption (full retrospective or modified retrospective). We will adopt these ASUs beginning in the first quarter of fiscal 2018.
Other Recent Accounting Pronouncements
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, which changes how deferred taxes are classified on the balance sheet. The ASU eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We adopted ASU No. 2015-17 prospectively effective January 30, 2016.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are still assessing the impact of this ASU on our Consolidated Financial Statements, but we expect that it will result in a substantial increase in our long-term assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We will adopt the provisions of this ASU in the first quarter of fiscal 2017. The ASU is expected to have an impact on our current accounting and reporting for share-based compensation, primarily related to income taxes. Additionally, we plan to make the policy election to account for forfeitures when they occur beginning in the first quarter of fiscal 2017. The significance of this ASU to the Company's financial statements is largely dependent on the Company's stock price and employee terminations and could vary in the future. However, we do not currently expect the adoption of this ASU to have a material impact on our Consolidated Financial Statements.

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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company would apply this guidance to applicable transactions after the adoption date.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments simplify the subsequent measurement of goodwill and eliminate the two-step goodwill impairment test. Under the new guidance, an annual or interim goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and two-step goodwill impairment test. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company recorded a goodwill impairment charge related to Intermix under the existing FASB Accounting Standards Codification No. 350 Intangibles - Goodwill and Other as the annual impairment test was performed prior to January 1, 2017. See Note 4 of Notes to Consolidated Financial Statements. We will early adopt this ASU for goodwill impairment tests beginning in the first quarter of fiscal 2017.

In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU was issued to clarify the scope of the previous standard and to add guidance for partial sales of nonfinancial assets. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the potential impact of this ASU on our Consolidated Financial Statements.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	January 28, 2017	January 30, 2016
Cash (1)	$1,086	$853
Bank certificates of deposit and time deposits	416	313
Money market funds	256	204
Domestic commercial paper	25	—
Cash equivalents	697	517
Cash and cash equivalents	$1,783	$1,370
__________

(1)	Cash includes $58 million and $64 million of amounts in transit from banks for customer credit card and debit card transactions as of January 28, 2017 and January 30, 2016, respectively.

Other Current Assets
Other current assets consist of the following:

($ in millions)	January 28, 2017	January 30, 2016
Accounts receivable	$335	$282
Prepaid minimum rent and occupancy expenses	154	155
Prepaid income taxes	89	142
Derivative financial instruments	41	85
Other	83	78
Other current assets	$702	$742

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 28, 2017	January 30, 2016
Leasehold improvements	$3,099	$3,252
Furniture and equipment	2,508	2,603
Software	1,600	1,433
Land, buildings, and building improvements	1,000	1,019
Construction-in-progress	222	187
Property and equipment, at cost	8,429	8,494
Less: Accumulated depreciation	(5,813)	(5,644)
Property and equipment, net of accumulated depreciation	$2,616	$2,850

Depreciation expense for property and equipment was $590 million, $588 million, and $560 million for fiscal 2016, 2015, and 2014, respectively.
Interest of $9 million, $8 million, and $7 million related to assets under construction was capitalized in fiscal 2016, 2015, and 2014, respectively.
We recorded a charge for the impairment of long-lived assets of $107 million, $54 million, and $10 million for fiscal 2016, 2015, and 2014, respectively, related to store assets which is recorded in operating expenses in the Consolidated Statements of Income.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	January 28, 2017	January 30, 2016
Long-term income tax-related assets	$282	$189
Goodwill	109	180
Trade names	95	92
Other	193	177
Other long-term assets	$679	$638

In fiscal 2016, we recorded a charge for the impairment of goodwill related to the Intermix reporting unit of $71 million, which is recorded in operating expenses in the Consolidated Statement of Income. No goodwill impairment charges were recorded in fiscal 2015 or 2014. See Note 4 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 28, 2017	January 30, 2016
Accrued compensation and benefits	$312	$230
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	256	254
Short-term deferred rent and tenant allowances	99	100
Accrued advertising	46	31
Other	400	364
Accrued expenses and other current liabilities	$1,113	$979
No other individual items accounted for greater than five percent of total current liabilities as of January 28, 2017 or January 30, 2016.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	January 28, 2017	January 30, 2016
Long-term deferred rent and tenant allowances	$748	$776
Long-term asset retirement obligations	51	70
Long-term income tax-related liabilities	32	49
Other	174	188
Lease incentives and other long-term liabilities	$1,005	$1,083
The activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates.

Sales Return Allowance
A summary of activity in the sales return allowance account is as follows:

($ in millions)	January 28, 2017	January 30, 2016	January 31, 2015
Balance at beginning of fiscal year	$27	$29	$26
Additions	861	865	896
Returns	(858)	(867)	(893)
Balance at end of fiscal year	$30	$27	$29
Sales return allowances are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Note 3. Store Closing and Other Operating Charges
In May 2016, the Company announced measures to better align talent and financial resources against its most important priorities; these measures include (i) focusing each brand on geographies with the greatest potential and (ii) streamlining the Company’s operating model. The measures resulted in the closure of its fleet of 53 Old Navy stores in Japan, the closure of select international stores, primarily for Banana Republic in Europe, and the creation of a more efficient global brand structure. Including the Old Navy closures in Japan, the Company closed 67 stores in total related to these measures in fiscal 2016.

In connection with the decision to close stores and streamline the Company's operations, the Company incurred $197 million in restructuring costs, on a pre-tax basis, during fiscal 2016. The measures were substantially completed in fiscal 2016 and the summary of the costs incurred are as follows:

($ in millions)	Costs Incurred in Fiscal 2016
Costs recorded in cost of goods sold and occupancy expenses:
Accelerated depreciation, net of reversal of depreciation expense related to asset retirement obligations	$(9)
Employee related costs	14
Accelerated recognition of deferred rent	(8)
Other	3
Total costs recorded in cost of goods sold and occupancy expenses	—

Costs recorded in operating expenses:
Lease termination fees and lease losses	77
Employee related costs	50
Store asset impairment	54
Other	16
Total costs recorded in operating expenses	197
Total restructuring costs	$197
In addition to the total pre-tax amount incurred above, there was an unfavorable tax impact related to the restructuring costs incurred in certain foreign subsidiaries for which the Company was not able to recognize any tax benefit.
The following table summarizes activities related to certain restructuring costs that will be settled with cash payments and the related liability balances as of January 28, 2017:

($ in millions)	Lease Termination Fees and Lease Losses	Employee Related Costs	Other	Total
Balance at January 30, 2016	$—	$—	$—	$—
Provision	80	69	22	171
Adjustments	(3)	(5)	—	(8)
Settlements through existing lease deposits	(10)	—	—	(10)
Cash payments	(66)	(32)	(18)	(116)
Balance at January 28, 2017	$1	$32	$4	$37
The remaining liability balances are expected to settle with cash payments during fiscal 2017.
Note 4. Goodwill and Trade Names
The following goodwill and trade names are included in other long-term assets in the Consolidated Balance Sheets:

($ in millions)	January 28, 2017	January 30, 2016
Goodwill	$109	$180
Trade names	$95	$92

Goodwill
Goodwill consists of $99 million and $10 million related to Athleta and Intermix, respectively, as of January 28, 2017 and $99 million and $81 million related to Athleta and Intermix, respectively as of January 30, 2016.
We assess whether events or circumstances indicate the goodwill is impaired every quarter and evaluate goodwill impairment annually in the fourth quarter of the fiscal year. At the end of each of the first three quarters of fiscal 2016, given the information available at the time of those assessments, we determined that there were no events or circumstances that indicated impairment for goodwill related to Intermix prior to the annual impairment test in the fourth quarter of fiscal 2016.
During the fourth quarter of fiscal 2016, management updated the fiscal 2017 budget and financial projections beyond fiscal 2017. There were several factors that arose during the fourth quarter of fiscal 2016, which caused the financial projections and estimates of Intermix to significantly decrease from the previous estimates. Such factors included: poor fourth quarter of fiscal 2016 holiday performance at Intermix stores, the decision to reduce future store openings, the approval of additional store closures in fiscal 2017, and the budgeting of additional headcount required to support increased focus on the online business. These factors arising in the fourth quarter of fiscal 2016 had a significant and negative impact on the estimated fair value of the Intermix reporting unit, and we have determined that the carrying value of the reporting unit for Intermix exceeded its fair value as of the date of our annual impairment review. The fair value of the Intermix reporting unit was determined using level 3 inputs and a combination of an income approach using the estimated discounted cash flow and a market-based valuation methodology. In the second step of the goodwill impairment test, we performed a hypothetical acquisition and purchase price allocation and measured the implied fair value of goodwill related to Intermix. The second step of the goodwill impairment test resulted in an impairment charge of $71 million for goodwill related to the Intermix reporting unit in fiscal 2016. This impairment charge was recorded in operating expenses in the Consolidated Statement of Income and reduced the $81 million of purchase price allocated to goodwill in connection with the acquisition of Intermix in December 2012 to $10 million as of January 28, 2017.
We did not recognize any impairment charge for goodwill related to Athleta.
Trade Names
Trade names primarily consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of January 28, 2017 and January 30, 2016. During the fourth quarter of fiscal 2016, we completed our annual impairment test of trade names and we did not recognize any impairment charges.
Note 5. Debt
Long-term debt consists of the following:

($ in millions)	January 28, 2017	January 30, 2016
Notes	$1,248	$1,248
Japan Term Loan	65	83
Total debt	1,313	1,331
Less: Current portion of Japan Term Loan	(65)	(21)
Total long-term debt	$1,248	$1,310
We have $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes") due April 2021. Interest is payable semi-annually on April 12 and October 12 of each year, and we have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of January 28, 2017 and January 30, 2016, the estimated fair value of the Notes was $1.32 billion and $1.29 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year.

In January 2014, we entered into a 15 billion Japanese yen, four-year, unsecured term loan due January 2018. Repayments of 2.5 billion Japanese yen were payable on January 15 of each year. A final repayment of 7.5 billion Japanese yen ($65 million as of January 28, 2017) is due on January 15, 2018. In addition, interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin. The average interest rate for fiscal 2016 was 1 percent. The carrying amount of the Japan Term Loan as of January 28, 2017 and January 30, 2016 approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). The Japan Term Loan agreement contains certain requirements, including that the covenants in our $500 million, five-year, unsecured revolving credit facility are upheld. As of January 28, 2017, we were in compliance with all such covenants. Violation of these covenants would result in a default under the Japan Term Loan agreement, which, at the bank's discretion, could require the immediate repayment of outstanding amounts.
In October 2015, we entered into a $400 million unsecured Term Loan. The Term Loan was originally scheduled to mature on October 15, 2016, but had an option to be extended until October 15, 2017. In August 2016, the Company exercised the option to extend the Term Loan. In January 2017, the Term Loan was repaid in full. Interest was payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate ("LIBOR") plus a fixed margin. The average interest rate for fiscal 2016 was 1 percent.
Note 6. Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which was set to expire in May 2018. On May 20, 2015, the Facility was amended under substantially similar terms to extend the expiration date to May 2020. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of January 28, 2017, there were no borrowings and no material outstanding standby letters of credit under the Facility.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $46 million as of January 28, 2017. As of January 28, 2017, there were no borrowings under the Foreign Facilities. There were $12 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of January 28, 2017.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of January 28, 2017, we had $16 million in standby letters of credit issued under these agreements.
The Facility contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of January 28, 2017, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility and Japan Term Loan, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances and require the immediate repayment of any outstanding advances under the Facility or Japan Term Loan.
Note 7. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2016 or 2015. There were no transfers into or out of level 1 and level 2 during fiscal 2016 or 2015.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697	$256	$441	$—
Derivative financial instruments	58	—	58	—
Deferred compensation plan assets	40	40	—	—
Total	$795	$296	$499	$—
Liabilities:
Derivative financial instruments	$21	$—	$21	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$517	$204	$313	$—
Derivative financial instruments	93	—	93	—
Deferred compensation plan assets	37	37	—	—
Total	$647	$241	$406	$—
Liabilities:
Derivative financial instruments	$3	$—	$3	$—
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
We maintain the Gap Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees and non-employee directors to defer compensation up to a maximum amount. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets in the Consolidated Balance Sheets.

Nonfinancial Assets
In May 2016, the Company announced measures that resulted in the closure of its fleet of 53 Old Navy stores in Japan and select Banana Republic stores, primarily internationally. In fiscal 2016, we recorded a charge for the impairment of long-lived assets of $54 million related to the announced store closures, and an additional $53 million for long-lived assets that were unrelated to the announced measures.

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
As discussed above and in Note 2 of Notes to Consolidated Financial Statements, we recorded a total charge for the impairment of long-lived assets of $107 million, $54 million, and $10 million in fiscal 2016, 2015, and 2014, respectively. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $125 million, $62 million, and $11 million to their fair value of $18 million, $8 million, and $1 million during fiscal 2016, 2015, and 2014, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.
In fiscal 2015, we also recorded an impairment charge of $5 million related to an indefinite-lived intangible asset as a result of the strategic actions discussed above. The impairment charge was recorded in operating expenses in the Consolidated Statement of Income and reduced the then carrying amount of the applicable indefinite-lived intangible asset of $6 million to its fair value of $1 million during fiscal 2015. There were no impairment charges recorded for other indefinite-lived intangible assets for fiscal 2016 or 2014.
As discussed in Note 4 of Notes to Consolidated Financial Statements, we recorded an impairment charge of $71 million for Intermix goodwill in fiscal 2016. The fair value of the Intermix reporting unit was determined using level 3 inputs and valuation techniques discussed in Note 4 of Notes to Consolidated Financial Statements. There were no impairment charges recorded for goodwill for fiscal 2015 or 2014.
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
There were no material amounts recorded in the Consolidated Statements of Income for fiscal 2016, 2015, or 2014 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. There were no material amounts reclassified into earnings for fiscal 2016, 2015, or 2014 as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.
There were no material amounts recorded in the Consolidated Statements of Income for fiscal 2016, 2015, or 2014 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness.

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement of the underlying intercompany balances, is recorded in operating expenses in the Consolidated Statements of Income in the same period and generally offset.

Outstanding Notional Amounts
As of January 28, 2017 and January 30, 2016, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	January 28, 2017	January 30, 2016
Derivatives designated as cash flow hedges	$1,101	$1,220
Derivatives designated as net investment hedges	31	30
Derivatives not designated as hedging instruments	618	324
Total	$1,750	$1,574

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	January 28, 2017	January 30, 2016
Derivatives designated as cash flow hedges:
Other current assets	$28	$71
Other long-term assets	$16	$8
Accrued expenses and other current liabilities	$10	$1
Lease incentives and other long-term liabilities	$1	$1

Derivatives designated as net investment hedges:
Other current assets	$—	$1
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$—	$—
Lease incentives and other long-term liabilities	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$13	$13
Other long-term assets	$1	$—
Accrued expenses and other current liabilities	$10	$1
Lease incentives and other long-term liabilities	$—	$—

Total derivatives in an asset position	$58	$93
Total derivatives in a liability position	$21	$3
The majority of the unrealized gains and losses from designated cash flow hedges as of January 28, 2017 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of January 28, 2017 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $18 million and $2 million as of January 28, 2017 and January 30, 2016, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $40 million and $91 million and the net amounts of the derivative financial instruments in a liability position would be $3 million and $1 million as of January 28, 2017 and January 30, 2016, respectively.
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2016	2015	2014
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(28)	$81	$166
Gain reclassified into cost of goods sold and occupancy expenses	$31	$135	$53
Gain (loss) reclassified into operating expenses	$(8)	$9	$8

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$(2)	$3	$4
For fiscal 2016, 2015, and 2014, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Consolidated Statements of Income, on a pre-tax basis are as follows:

	Fiscal Year
($ in millions)	2016	2015	2014
Gain recognized in operating expenses	$18	$16	$20
Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock and 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 28, 2017.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 28, 2017.

Treasury Stock
The Company retired all existing treasury stock as of March 1, 2014. All common stock repurchased subsequent to March 1, 2014 is immediately retired and all shares related to stock options and other stock awards are now issued from authorized but unissued common stock.

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2016	2015	2014
Number of shares repurchased	—	30	30
Total cost	$—	$1,000	$1,164
Average per share cost including commissions	$—	$33.90	$39.28
Between November 2013 and October 2014, the Board of Directors authorized a total of $1.5 billion for share repurchases, all of which was completed by the end of May 2015.
In February 2015, we announced that the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2015 repurchase program"). In February 2016, we announced that the Board of Directors approved a new $1.0 billion share repurchase authorization. The February 2015 repurchase program, which had $302 million remaining, was superseded and replaced by the February 2016 repurchase program. The February 2016 repurchase program still had $1.0 billion remaining as of January 28, 2017, as there were no shares repurchased during fiscal 2016.
All except $15 million of the share repurchases were paid for as of January 31, 2015.

Note 10. Accumulated Other Comprehensive Income
Changes in accumulated OCI by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
Foreign currency translation	7	—	7
Change in fair value of derivative financial instruments	—	(26)	(26)
Amounts reclassified from accumulated OCI	—	(12)	(12)
Other comprehensive income (loss), net	7	(38)	(31)
Balance at January 28, 2017	$29	$25	$54

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
Foreign currency translation	(38)	—	(38)
Change in fair value of derivative financial instruments	—	60	60
Amounts reclassified from accumulated OCI	—	(102)	(102)
Other comprehensive loss, net	(38)	(42)	(80)
Balance at January 30, 2016	$22	$63	$85

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 1, 2014	$107	$28	$135
Foreign currency translation	(47)	—	(47)
Change in fair value of derivative financial instruments	—	118	118
Amounts reclassified from accumulated OCI	—	(41)	(41)
Other comprehensive income (loss), net	(47)	77	30
Balance at January 31, 2015	$60	$105	$165
See Note 8 of Notes to Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Income.

Note 11. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2016	2015	2014
Stock units	$61	$61	$86
Stock options	11	10	9
Employee stock purchase plan	4	5	5
Share-based compensation expense	76	76	100
Less: Income tax benefit	(30)	(28)	(37)
Share-based compensation expense, net of tax	$46	$48	$63
No material share-based compensation expense was capitalized in fiscal 2016, 2015, or 2014.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2016, 2015, or 2014.

General Description of Stock Option and Other Stock Award Plans
The 1996 Stock Option and Award Plan (the “1996 Plan”) was established on March 26, 1996 and amended and restated on January 28, 2003. The 1996 Plan was further amended and restated on January 24, 2006 and renamed the 2006 Long-Term Incentive Plan (the “2006 Plan”). The 2006 Plan was amended and restated on August 20, 2008. The 2006 Plan was further amended and restated on May 17, 2011 and renamed the 2011 Long-Term Incentive Plan (the “2011 Plan”). The 2011 Plan was amended and restated in February 2014. The 2011 Plan was further amended and restated on May 17, 2016, and renamed the 2016 Long-Term Incentive Plan, and was further amended and restated in February 2017 (the “2016 Plan”). Under the 2016 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors (the “Committee”).
As of January 28, 2017, there were 216,586,781 shares that have been authorized for issuance under the 2016 Plan.

Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors. In some cases, Stock Unit vesting is subject to the attainment of a pre-determined financial target (“Performance Shares”). Performance Shares generally vest over a period of three to four years.
At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis based on the grant-date fair value and the probability that the pre-determined financial target will be achieved.

A summary of Stock Unit activity under the 2016 Plan for fiscal 2016 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 30, 2016	4,353,962	$36.74
Granted	3,300,654	$26.42
Granted, with vesting subject to performance conditions	896,469	$26.68
Vested	(1,701,985)	$34.38
Forfeited	(1,666,702)	$30.70
Balance as of January 28, 2017	5,182,398	$31.14
A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2016	2015	2014
Weighted-average fair value per share of Stock Units granted	$26.47	$37.80	$40.20
Fair value of Stock Units vested (in millions)	$59	$77	$114
The aggregate intrinsic value of unvested Stock Units as of January 28, 2017 was $117 million.
As of January 28, 2017, there was $84 million (before any related tax benefit) of unrecognized share-based compensation expense, adjusted for estimated forfeitures, related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.21 years. Total unrecognized share-based compensation may be adjusted for future forfeitures.

Stock Units Granted Based on Performance Metrics
Under the 2016 Plan, some Stock Units are granted to certain employees only after the achievement of pre-determined performance metrics. Once the Stock Unit is granted, vesting is then subject to continued service by the employee, and expense is recognized over a period of three years on an accelerated basis.
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
Out of 3,300,654 Stock Units granted in fiscal 2016, 51,806 Stock Units were granted based on satisfaction of performance metrics.
The liability related to potential Stock Units based on performance metrics, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was $1 million as of January 28, 2017 and was not material as of January 30, 2016.

Stock Options
We have stock options outstanding under the 2016 Plan. Stock options generally expire the earlier of 10 years from the grant date, three months after employee termination, or one year after the date of an employee’s retirement or death. Vesting generally occurs over a period of four years of continued service by the employee, with 25 percent vesting on each of the four anniversary dates.

The fair value of stock options issued during fiscal 2016, 2015, and 2014 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2016	2015	2014
Expected term (in years)	3.7	3.8	4.4
Expected volatility	33.5%	25.9%	27.3%
Dividend yield	3.5%	2.2%	2.1%
Risk-free interest rate	1.2%	1.2%	1.3%
A summary of stock option activity under the 2016 Plan for fiscal 2016 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of January 30, 2016	4,251,555	$36.29
Granted	4,555,200	$28.63
Exercised	(208,879)	$23.06
Forfeited/Expired	(1,073,840)	$36.10
Balance as of January 28, 2017	7,524,036	$32.05
A summary of additional information about stock options is as follows:

	Fiscal Year
	2016	2015	2014
Weighted-average fair value per share of stock options granted	$5.60	$6.84	$8.20
Aggregate intrinsic value of stock options exercised (in millions)	$1	$29	$63
Fair value of stock options vested (in millions)	$9	$10	$10
Information about stock options outstanding, vested or expected to vest, and exercisable as of January 28, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares as of January 28, 2017	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number of Shares as of January 28, 2017	Weighted- Average Exercise Price Per Share
$11.77 - $23.18	799,993	6.51	$19.70	370,193	$20.73
$23.93 - $29.52	780,655	7.39	$24.96	360,905	$25.15
$30.18 - $30.18	3,366,560	8.53	$30.18	—	n/a
$35.10 - $41.27	1,850,165	6.71	$39.74	738,732	$38.61
$41.67 - $46.41	726,663	5.92	$42.32	382,590	$42.32
	7,524,036	7.50	$32.05	1,852,420	$33.18
Vested or expected to vest as of January 28, 2017	7,043,018	7.40	$32.10
The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of January 28, 2017 was $2 million, $2 million, and $1 million, respectively. Stock options exercisable as of January 28, 2017 had a weighted-average remaining contractual life of 5.09 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,260,361, 949,751, and 785,794 shares issued under the ESPP in fiscal 2016, 2015, and 2014, respectively. As of January 28, 2017, there were 1,257,830 shares reserved for future issuances under the ESPP. The ESPP was amended and restated in February 2017, subject to shareholder approval.
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
The aggregate minimum non-cancelable annual lease payments under leases in effect on January 28, 2017 are as follows:

($ in millions)
Fiscal Year
2017	$1,128
2018	1,111
2019	980
2020	826
2021	623
Thereafter	1,874
Total minimum lease commitments	$6,542
The total minimum lease commitment amount above does not include minimum sublease rent income of $20 million receivable in the future under non-cancelable sublease agreements.
Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2016	2015	2014
Minimum rent expense	$1,208	$1,211	$1,209
Contingent rent expense	107	106	114
Less: Sublease income	(4)	(4)	(4)
Total	$1,311	$1,313	$1,319

Note 13. Income Taxes
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2016	2015	2014
United States	$1,191	$1,401	$1,842
Foreign	(67)	70	171
Income before income taxes	$1,124	$1,471	$2,013
The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2016	2015	2014
Current:
Federal	$405	$418	$547
State	47	25	61
Foreign	50	7	68
Total current	502	450	676
Deferred:
Federal	(41)	99	70
State	(5)	12	6
Foreign	(8)	(10)	(1)
Total deferred	(54)	101	75
Total provision	$448	$551	$751
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.7	2.5	3.3
Tax impact of foreign operations	4.5	0.3	1.0
Excess foreign tax credits	(5.0)	—	(2.0)
Non-deductible goodwill impairment charge	2.2	—	—
Other	(0.5)	(0.3)	—
Effective tax rate	39.9%	37.5%	37.3%
For fiscal 2016, the tax impact of foreign operations includes the effects of restructuring costs incurred in certain foreign subsidiaries for which the Company was not able to recognize any tax benefit.
In connection with a review of the Company’s legal entity structure, we realigned certain entities in fiscal 2016, which resulted in an overall net tax benefit of approximately $57 million. This benefit is primarily due to the recognition of foreign tax credits which exceeded the taxes due upon the realignment.

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

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 28, 2017	January 30, 2016
Gross deferred tax assets:
Deferred rent	$164	$163
Accrued payroll and related benefits	98	69
Nondeductible accruals	112	116
Inventory capitalization and other adjustments	55	44
Deferred income	57	63
Federal, state, and foreign net operating losses	65	47
Other	48	39
Total gross deferred tax assets	599	541
Valuation allowance	(133)	(101)
Total deferred tax assets, net of valuation allowance	466	440
Deferred tax liabilities:
Depreciation and amortization	(140)	(169)
Unremitted earnings of certain foreign subsidiaries	(58)	(56)
Unrealized net gain on cash flow hedges	(11)	(24)
Other	(8)	(7)
Total deferred tax liabilities	(217)	(256)
Net deferred tax assets	$249	$184
As of January 28, 2017, we had approximately $61 million of state and $250 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were approximately $4 million for state and $61 million for foreign as of January 28, 2017. We provided a valuation allowance of approximately $39 million against the deferred tax assets related to the foreign loss carryovers. We also provided a valuation allowance of approximately $17 million and $77 million related to other federal and foreign deferred tax assets, respectively. The state losses expire between fiscal 2021 and fiscal 2035, approximately $91 million of the foreign losses expire between fiscal 2017 and fiscal 2036, and $159 million of the foreign losses do not expire.
In fiscal 2016, we assessed the forecasted cash needs and overall financial position of our foreign subsidiaries. As a result, we determined that no current year earnings were in excess of the amount we expect to utilize in our foreign operations for an indefinite period of time and, therefore, we have not recorded any related U.S. tax expense.
U.S. income tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that is indefinitely reinvested outside the United States, as we intend to utilize, or have utilized, the undistributed foreign earnings of these subsidiaries in our operations outside the United States for an indefinite period of time, primarily to support our international growth. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The cumulative amount of such temporary differences totaled approximately $682 million as of January 28, 2017, which substantially exceeds the cash available for repatriation currently held by these subsidiaries. The amount of any unrecognized deferred income tax liability on this temporary difference is estimated to be approximately $154 million.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2016	2015	2014
Balance at beginning of fiscal year	$47	$75	$72
Increases related to current year tax positions	4	3	9
Prior year tax positions:
Increases	3	6	4
Decreases	(5)	(34)	(9)
Cash settlements	(5)	(3)	(1)
Balance at end of fiscal year	$44	$47	$75
Of the $44 million, $47 million, and $75 million of total unrecognized tax benefits as of January 28, 2017, January 30, 2016, and January 31, 2015, respectively, approximately $34 million, $34 million, and $31 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2016, there were no material amounts for interest expense relating to tax liabilities. During fiscal 2015 and 2014, interest expense of $1 million and $2 million, respectively, was recognized in the Consolidated Statements of Income relating to tax liabilities. In fiscal 2015, we also recognized an interest expense reversal of $15 million in the Consolidated Statement of Income, primarily as a result of a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. We reduced our unrecognized tax benefits for these matters by $32 million, and there was no impact on the tax provision due to the offsetting decrease for the U.S. indirect effect of these unrecognized tax benefits. As of January 28, 2017 and January 30, 2016, the Company had total accrued interest related to the unrecognized tax benefits of $3 million and $5 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of January 28, 2017 or January 30, 2016.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of January 28, 2017, we have not identified any gross unrecognized tax benefits where it is reasonably possible we will recognize a decrease within the next 12 months.
Note 14. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $44 million, $42 million, and $40 million in fiscal 2016, 2015, and 2014, respectively.

We maintain the Gap Inc. DCP, which allows eligible employees and non-employee directors to defer compensation up to a maximum amount. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of January 28, 2017 and January 30, 2016, the assets related to the DCP were $40 million and $37 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of January 28, 2017 and January 30, 2016, the corresponding liabilities related to the DCP were $41 million and $37 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2016, 2015, and 2014 were not material.
Note 15. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2016	2015	2014
Weighted-average number of shares—basic	399	411	435
Common stock equivalents	1	2	5
Weighted-average number of shares—diluted	400	413	440
The above computations of weighted-average number of shares—diluted exclude 7 million, 4 million, and 2 million shares related to stock options and other stock awards for fiscal 2016, 2015, and 2014, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
Note 16. Commitments and Contingencies
Our future purchase obligations and commitments as of January 28, 2017 are as follows:

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Purchase obligations and commitments (1)	$4,098	$89	$56	$5	$4,248
__________

(1)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
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

As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 28, 2017, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of January 28, 2017 and January 30, 2016, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of January 28, 2017 and January 30, 2016 was not material for any individual Action or in total. Subsequent to January 28, 2017 and through the filing date of March 20, 2017, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
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
The Company maintains property and business interruption insurance coverage. Based on the provisions of the Company's insurance policies, the Company recorded insurance recoveries based on the determination that recovery of certain fire-related costs of $133 million incurred as of January 28, 2017 is probable. In January of fiscal 2016, the Company agreed upon a partial settlement of $159 million related to the loss on inventory and recorded a gain of $73 million, representing the excess over the loss on inventory. During fiscal 2016, the Company received $174 million of insurance proceeds. As a result, the insurance receivable balance was $32 million as of January 28, 2017 and was recorded in other current assets in the Consolidated Balance Sheet. Certain fire-related costs incurred in fiscal 2016 and expected insurance recoveries as well as the related insurance receivable as of January 28, 2017 are as follows:

($ in millions)	Fiscal 2016
Loss on inventory	$86
Loss on property, plant, and equipment	12
Other fire-related costs	35
Total	133
Add: Gain recorded on partial settlement related to inventory	73
Expected insurance recoveries	206
Less: Insurance proceeds received	(174)
Insurance receivable balance as of January 28, 2017	$32
In February 2017, the Company received an additional advance of about $73 million.

Note 17. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of January 28, 2017, our operating segments included: Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of January 28, 2017.
Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
Fiscal 2016
U.S. (1)	$3,113	$6,051	$2,052	$773	$11,989	77%
Canada	368	490	223	3	1,084	7
Europe	630	—	59	—	689	5
Asia	1,215	220	109	—	1,544	10
Other regions	129	53	28	—	210	1
Total	$5,455	$6,814	$2,471	$776	$15,516	100%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2015
U.S. (1)	$3,303	$5,987	$2,211	$712	$12,213	77%
Canada	348	467	229	3	1,047	7
Europe	726	—	71	—	797	5
Asia	1,215	194	112	—	1,521	10
Other regions	159	27	33	—	219	1
Total	$5,751	$6,675	$2,656	$715	$15,797	100%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2014
U.S. (1)	$3,575	$5,967	$2,405	$725	$12,672	77%
Canada	384	500	249	4	1,137	7
Europe	824	—	93	—	917	6
Asia	1,208	149	145	—	1,502	9
Other regions	174	3	30	—	207	1
Total	$6,165	$6,619	$2,922	$729	$16,435	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta, Intermix, and Piperlime, which was discontinued as of the first quarter of fiscal 2015.

(3)	Includes Athleta, Intermix, and beginning in the fourth quarter of fiscal 2016, Weddington Way.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	January 28, 2017	January 30, 2016
U.S. (1)	$2,424	$2,578
Other regions	606	719
Total long-lived assets	$3,030	$3,297
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

Note 18. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended	13 Weeks Ended (2)	13 Weeks Ended (3)	13 Weeks Ended (4)	52 Weeks Ended (4)
($ in millions except per share amounts)	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017	January 28, 2017 (fiscal 2016)
Net sales	$3,438	$3,851	$3,798	$4,429	$15,516
Gross profit	$1,209	$1,437	$1,493	$1,501	$5,640
Net income	$127	$125	$204	$220	$676
Earnings per share—basic (1)	$0.32	$0.31	$0.51	$0.55	$1.69
Earnings per share—diluted (1)	$0.32	$0.31	$0.51	$0.55	$1.69

	13 Weeks Ended	13 Weeks Ended (5)	13 Weeks Ended (6)	13 Weeks Ended (7)	52 Weeks Ended (8)
($ in millions except per share amounts)	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016	January 30, 2016 (fiscal 2015)
Net sales	$3,657	$3,898	$3,857	$4,385	$15,797
Gross profit	$1,382	$1,458	$1,440	$1,440	$5,720
Net income	$239	$219	$248	$214	$920
Earnings per share—basic (1)	$0.57	$0.53	$0.61	$0.54	$2.24
Earnings per share—diluted (1)	$0.56	$0.52	$0.61	$0.53	$2.23
__________

(1)	Earnings per share ("EPS") was computed individually for each of the periods presented; therefore, the sum of the EPS for the quarters may not equal the total for the year.

(2)
During the second quarter of fiscal 2016, the Company incurred $150 million in restructuring costs on a pre-tax basis, of which $15 million was recorded in costs of goods sold and occupancy expenses. The impact of the restructuring costs to diluted EPS was $0.29.

(3)
During the third quarter of fiscal 2016, the Company incurred $29 million in restructuring costs on a pre-tax basis, of which $7 million of credit, net, was recorded in cost of goods sold and occupancy expenses. The impact of the restructuring costs to diluted EPS was $0.09.

(4)
During the fourth quarter of fiscal 2016, the Company incurred $18 million in restructuring costs on a pre-tax basis, of which $8 million of credit, net, was recorded in cost of goods sold and occupancy expenses. The impact of the restructuring costs to diluted EPS was $0.04 for the fourth quarter of fiscal 2016. During fiscal 2016, the Company incurred $197 million in restructuring costs on a pre-tax basis which was recorded in operating expenses. The impact of the restructuring costs to diluted EPS was $0.41 for fiscal 2016. During the fourth quarter of fiscal 2016, the Company recorded a non-tax deductible goodwill impairment charge of $71 million, or $0.18 impact to diluted EPS, related to Intermix. During the fourth quarter of fiscal 2016, the Company recorded a $73 million gain from insurance proceeds related to the fire that occurred at a Company-owned distribution center campus in Fishkill, New York. The impact of the gain from insurance proceeds to diluted EPS was an $0.11 benefit. The Company recognized a tax benefit of approximately $57 million as a result of a legal structure realignment in the fourth quarter of fiscal 2016, which was about a $0.15 benefit to diluted EPS.

(5)
During the second quarter of fiscal 2015, the Company incurred $83 million of charges related to strategic actions, on a pre-tax basis, of which $12 million was recorded in costs of goods sold and occupancy expenses. The impact of the strategic actions to diluted EPS was $0.12.

(6)
During the third quarter of fiscal 2015, the Company incurred $13 million of charges related to strategic actions, on a pre-tax basis, of which $6 million was recorded in cost of goods sold and occupancy expenses. The impact of the strategic actions to diluted EPS was $0.02.

(7)
During the fourth quarter of fiscal 2015, the Company incurred $25 million of charges related to strategic actions, on a pre-tax basis, of which $6 million was recorded in cost of goods sold and occupancy expenses. The impact of the strategic actions to diluted EPS was $0.04.

(8)
During fiscal 2015, the Company incurred $132 million of charges related to strategic actions, on a pre-tax basis, of which $34 million was recorded in cost of goods sold and occupancy expenses. The impact of the strategic actions to diluted EPS was $0.20.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of January 28, 2017, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 28, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2017 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Policies and Procedures with Respect to Related Party Transactions” and “Nominees for Election as Directors—Director Independence” in the 2017 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2017 Proxy Statement.

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

THE GAP, INC.

Date:	March 20, 2017	By	/s/ ARTHUR PECK
Arthur Peck Chief Executive Officer (Principal Executive Officer)

Date:	March 20, 2017	By	/s/ TERI LIST-STOLL
Teri List-Stoll Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 20, 2017	By	/s/ DOMENICO DE SOLE
Domenico De Sole, Director

Date:	March 20, 2017	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 20, 2017	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 20, 2017	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 20, 2017	By	/s/ BRIAN GOLDNER
Brian Goldner, Director

Date:	March 20, 2017	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 20, 2017	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 20, 2017	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 20, 2017	By	/s/ ARTHUR PECK
Arthur Peck, Director

Date:	March 20, 2017	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 20, 2017	By	/s/ KATHERINE TSANG
Katherine Tsang, Director

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562.

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

10.11
Letter Amendment No. 1 to the Amended and Restated Revolving Credit Agreement dated August 31, 2016, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended July 30, 2016, Commission File No. 1-7562.

10.12	Credit Agreement dated October 15, 2015, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 31, 2015, Commission File No. 1-7562.

10.13
Second Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 13, 2013, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 4, 2013, Commission File No. 1-7562. (1)

10.14
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

10.15
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

10.16
Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 8, 2015, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 1, 2015, Commission File No. 1-7562. (1)

10.17
Third Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of December 15, 2015, filed as Exhibit 10.16 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562. (1)

10.18
Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among theRegistrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., SynchronyBank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.19
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 19, 2015, Commission File No. 1-7562.

10.20	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562.

10.21	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

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

10.25	Deferred Compensation Plan, amended and restated effective September 1, 2011, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 29, 2011, Commission File No. 1-7562.

10.26	Deferred Compensation Plan, amended and restated effective November 17, 2015, filed as Exhibit 10.24 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.27	Deferred Compensation Plan, amended and restated effective March 24, 2016, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562.

10.28	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.29	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.30
Second Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.33 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.31
Third Amendment to Supplemental Deferred Compensation Plan - Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.34 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

10.32
Fourth Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended October 31, 2009, Commission File No. 1-7562.

10.33	1981 Stock Option Plan, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54690.

10.34	Management Incentive Restricted Stock Plan II, filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-8, Commission File No. 33-54686.

10.35	1996 Stock Option and Award Plan, filed as Exhibit A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 21, 1996, Commission File No. 1-7562.

10.36	Amendment Number 1 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended August 2, 1997, Commission File No. 1-7562.

10.37	Amendment Number 2 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.15 to Registrant’s Form 10-K for the year ended January 31, 1998, Commission File No. 1-7562.

10.38	Amendment Number 3 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No. 1-7562.

10.39	Amendment Number 4 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended July 29, 2000, Commission File No. 1-7562.

10.40	Amendment Number 5 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended February 3, 2001, Commission File No. 1-7562.

10.41	Amendment Number 6 to Registrant’s 1996 Stock Option and Award Plan, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 5, 2001, Commission File No. 1-7562.

10.42
1996 Stock Option and Award Plan (as Amended and Restated effective as of January 28, 2003), filed as Appendix C to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 14, 2003, Commission File No. 1-7562.

10.43
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

10.52	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.53	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.54	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.55	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.56	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant’s Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.57	2016 Long-Term Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for its annual meeting of stockholders held on May 17, 2016, Commission File No. 1-7562.

10.58	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.59	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.60	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.61	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.62	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.63	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.64	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.60 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.65	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.66	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.67	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.68	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.69	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.70	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 11, 2011, Commission File No. 1-7562.

10.71	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan., filed as Exhibit 10.85 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.72	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's form 8-K on March 6, 2014, Commission File No. 1.7562.

10.73	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's form 8-K on March 6, 2015, Commission File No. 1.7562.

10.74	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.69 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.75	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.76	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.77	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.78	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.79	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.80	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.81	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.75 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.82	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

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

10.85
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.86
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.79 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.87
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.88
Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.89
Agreement with Paul Chapman dated November 16, 2015 and confirmed on November 16, 2015, filed as Exhibit 10.86 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.90	Agreement with Sebastian DiGrande dated April 22, 2016 and confirmed on April 22, 2016, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 30, 2016, Commission File No. 1-7562.

10.91
Agreement with Solomon Goldfarb dated January 23, 2015 and confirmed on January 28, 2015, filed as Exhibit 10.103 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.92	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended Aprill 30, 2016, Commission File No. 1-7562.

10.93
Agreement with Jeff Kirwan dated November 17, 2014 and confirmed on November 18, 2014, filed as Exhibit 10.108 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.94
Letter Agreement dated November 10, 2016 by and between Teri List-Stoll and the Registrant dated November 10, 2016 and confirmed on November 10, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on November 15, 2016, Commission File No. 1-7562.

10.95	Agreement with Andi Owen dated November 17, 2014 and confirmed on November 18, 2014 filed as Exhibit 10.117 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.96	Letter Agreement with Art Peck dated October 3, 2014, filed as Exhibit 10.1 to Registrant’s Form 8-K on October 8, 2014, Commission File No. 1-7562.

10.97	Agreement with Roberta Silten dated April 28, 2015 and confirmed on April 29, 2015, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended May 2, 2015, Commission File No. 1-7562.

10.98	Agreement with Sabrina L. Simmons dated February 4, 2008 and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant’s Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.99	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.100
Amendment to Agreement for Post-Termination Benefits with Sabrina Simmons dated June 4, 2014, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.101	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on April 13, 2016, Commission File No. 1-7562.

12	Ratio of Earnings to Fixed Charges. (2)

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 30, 2010, Commission File No. 1-7562.

21	Subsidiaries of Registrant. (2)

23	Consent of Independent Registered Public Accounting Firm. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (2)

__________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.