Form 10-Q
period 2017-04-29
GAP INC
filed 2017-06-05
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017

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
Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 26, 2017 was 395,759,031.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	recognition of unrealized gains and losses from designated cash flow hedges into income;

•	the impact of the potential settlement of outstanding tax matters;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	the anticipated insurance recoveries for certain costs related to the Fishkill distribution center fire;

•	continuing investment in customer experience, both in stores and online;

•	the impact of continuing depreciation of certain foreign currencies on gross margins for our foreign subsidiaries;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	the impact of the adoption of new accounting standards;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2017; and

•	the impact of changes in internal control over financial reporting.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 5, 2017, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	April 29, 2017	January 28, 2017	April 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,583	$1,783	$1,313
Merchandise inventory	1,961	1,830	1,958
Other current assets	575	702	674
Total current assets	4,119	4,315	3,945
Property and equipment, net of accumulated depreciation of $5,877, $5,813, and $5,763	2,605	2,616	2,864
Other long-term assets	687	679	698
Total assets	$7,411	$7,610	$7,507
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$67	$65	$424
Accounts payable	1,119	1,243	1,108
Accrued expenses and other current liabilities	1,088	1,113	974
Income taxes payable	28	32	49
Total current liabilities	2,302	2,453	2,555
Long-term liabilities:
Long-term debt	1,248	1,248	1,318
Lease incentives and other long-term liabilities	999	1,005	1,112
Total long-term liabilities	2,247	2,253	2,430
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 396, 399, and 398 shares	20	20	20
Additional paid-in capital	—	81	6
Retained earnings	2,796	2,749	2,476
Accumulated other comprehensive income	46	54	20
Total stockholders’ equity	2,862	2,904	2,522
Total liabilities and stockholders’ equity	$7,411	$7,610	$7,507
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	April 29, 2017	April 30, 2016
Net sales	$3,440	$3,438
Cost of goods sold and occupancy expenses	2,137	2,229
Gross profit	1,303	1,209
Operating expenses	1,049	987
Operating income	254	222
Interest expense	19	19
Interest income	(3)	(1)
Income before income taxes	238	204
Income taxes	95	77
Net income	$143	$127
Weighted-average number of shares - basic	399	398
Weighted-average number of shares - diluted	400	399
Earnings per share - basic	$0.36	$0.32
Earnings per share - diluted	$0.36	$0.32
Cash dividends declared and paid per share	$0.23	$0.23
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Net income	$143	$127
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4)	31
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $4 and $(36)	—	(89)
Reclassification adjustment for gains on derivative financial instruments, net of tax of $(2) and $(4)	(4)	(7)
Other comprehensive loss, net of tax	(8)	(65)
Comprehensive income	$135	$62
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$143	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	148
Amortization of lease incentives	(15)	(16)
Share-based compensation	20	15
Tax benefit from exercise of stock options and vesting of stock units	—	(3)
Excess tax benefit from exercise of stock options and vesting of stock units	—	(1)
Store asset impairment charges	2	—
Non-cash and other items	(1)	(6)
Deferred income taxes	(10)	(9)
Changes in operating assets and liabilities:
Merchandise inventory	(133)	(53)
Other current assets and other long-term assets	58	9
Accounts payable	(135)	(20)
Accrued expenses and other current liabilities	(50)	(67)
Income taxes payable, net of prepaid and other tax-related items	71	46
Lease incentives and other long-term liabilities	3	(2)
Net cash provided by operating activities	91	168
Cash flows from investing activities:
Purchases of property and equipment	(110)	(139)
Insurance proceeds related to loss on property and equipment	14	—
Other	(3)	(1)
Net cash used for investing activities	(99)	(140)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	8	10
Withholding tax payments related to vesting of stock units	(13)	(17)
Repurchases of common stock	(96)	—
Excess tax benefit from exercise of stock options and vesting of stock units	—	1
Cash dividends paid	(92)	(91)
Net cash used for financing activities	(193)	(97)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	1	12
Net decrease in cash and cash equivalents	(200)	(57)
Cash and cash equivalents at beginning of period	1,783	1,370
Cash and cash equivalents at end of period	$1,583	$1,313

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$39
Cash paid for income taxes during the period, net of refunds	$35	$43
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of April 29, 2017 and April 30, 2016, and the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2017 and April 30, 2016 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of April 29, 2017 and April 30, 2016 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2017 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
The results of operations for the thirteen weeks ended April 29, 2017 are not necessarily indicative of the operating results that may be expected for the 53-week period ending February 3, 2018.

Note 2. Recent Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.
Recent Accounting Pronouncements Related to Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017.
Subsequently, the FASB has issued the following ASUs related to revenue recognition, all with the same effective date as ASU No. 2014-09:

•	ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations;

•	ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

•
ASU No. 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and

•	ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients.
While we do not expect the adoption of these ASUs to have a material impact on our Consolidated Financial Statements, we expect the adoption to result in change in the timing of recognizing revenue for sales where we ship the merchandise to the customer from a distribution center or store, breakage income for gift cards, gift certificates, and credit vouchers, as well as credit card reward points and certificate liability. Additionally, under the new guidance, we expect to recognize allowances for estimated sales returns on a gross basis rather than net basis on the Consolidated Balance Sheets.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. We adopted the provisions of this ASU in the first quarter of fiscal 2017. Beginning in the first quarter of fiscal 2017, we have made the policy election to account for forfeitures when they occur, rather than estimating expected forfeitures, when recognizing share-based compensation cost. We adopted this provision of the ASU using a modified retrospective transition method, which resulted in the cumulative-effect adjustment of $3 million to retained earnings as of the beginning of the period. Also, all excess tax benefits and tax deficiencies related to share-based payment awards are now reflected in the Consolidated Statement of Income as a component of the provision for income taxes on a prospective basis, whereas they were recognized in equity under the previous guidance. Additionally, excess tax benefits related to share-based payment awards are now reflected in operating activities, along with other income tax related cash flows, in our Consolidated Statement of Cash Flows on a prospective basis.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments simplify the subsequent measurement of goodwill and eliminate the two-step goodwill impairment test. The ASU is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this ASU for the interim goodwill impairment test in the first quarter of fiscal 2017. The adoption of this ASU did not have any impact on the Consolidated Financial Statements.

Note 3. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Notes	$1,248	$1,248	$1,248
Japan Term Loan	67	65	94
Total debt	1,315	1,313	1,342
Less: Current portion of Japan Term Loan	(67)	(65)	(24)
Total long-term debt	$1,248	$1,248	$1,318
As of April 29, 2017, January 28, 2017, and April 30, 2016, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes”) due April 2021 was $1.35 billion, $1.32 billion, and $1.33 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of April 29, 2017, January 28, 2017, and April 30, 2016, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan") approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen were paid on January 15 of each year, and a final repayment of 7.5 billion Japanese yen ($67 million as of April 29, 2017) is due on January 15, 2018. Interest is payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
In October 2015, we entered into a $400 million unsecured term loan (the “Term Loan”), which was included in current maturities of debt in the Condensed Consolidated Balance Sheet as of April 30, 2016. The Term Loan was repaid in full in January 2017. Interest was payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2020. There were no borrowings and no material outstanding standby letters of credit under the Facility as of April 29, 2017.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $46 million as of April 29, 2017. As of April 29, 2017, there were no borrowings under the Foreign Facilities. There were $12 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of April 29, 2017.

We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of April 29, 2017, we had $15 million in standby letters of credit issued under these agreements.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended April 29, 2017 or April 30, 2016. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen weeks ended April 29, 2017 or April 30, 2016.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	April 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$579	$102	$477	$—
Derivative financial instruments	49	—	49	—
Deferred compensation plan assets	44	44	—	—
Total	$672	$146	$526	$—
Liabilities:
Derivative financial instruments	$19	$—	$19	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697	$256	$441	$—
Derivative financial instruments	58	—	58	—
Deferred compensation plan assets	40	40	—	—
Total	$795	$296	$499	$—
Liabilities:
Derivative financial instruments	$21	$—	$21	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	April 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$589	$131	$458	$—
Derivative financial instruments	18	—	18	—
Deferred compensation plan assets	40	40	—	—
Total	$647	$171	$476	$—
Liabilities:
Derivative financial instruments	$85	$—	$85	$—
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
There were no material impairment charges recorded for other long-lived assets for the thirteen weeks ended April 29, 2017 or April 30, 2016.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen weeks ended April 29, 2017 or April 30, 2016.

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
There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 29, 2017 or April 30, 2016 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. There were no material amounts reclassified into earnings during the thirteen weeks ended April 29, 2017 or April 30, 2016 as a result of the discontinuance of cash flow hedges because the forecasted transactions were no longer probable.

Net Investment Hedges
We also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in the subsidiaries.

There were no material amounts recorded in the Condensed Consolidated Statements of Income for the thirteen weeks ended April 29, 2017 or April 30, 2016 as a result of our analysis of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Derivatives designated as cash flow hedges	$920	$1,101	$1,441
Derivatives designated as net investment hedges	31	31	32
Derivatives not designated as hedging instruments	610	618	422
Total	$1,561	$1,750	$1,895

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	April 29, 2017	January 28, 2017	April 30, 2016
Derivatives designated as cash flow hedges:
Other current assets	$31	$28	$15
Other long-term assets	$11	$16	$2
Accrued expenses and other current liabilities	$9	$10	$37
Lease incentives and other long-term liabilities	$—	$1	$29

Derivatives designated as net investment hedges:
Other current assets	$1	$—	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$6	$13	$1
Other long-term assets	$—	$1	$—
Accrued expenses and other current liabilities	$10	$10	$19
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$49	$58	$18
Total derivatives in a liability position	$19	$21	$85
The majority of the unrealized gains and losses from designated cash flow hedges as of April 29, 2017 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of April 29, 2017 shown above.

Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $13 million, $18 million, and $9 million as of April 29, 2017, January 28, 2017, and April 30, 2016, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $36 million, $40 million, and $9 million and the net amounts of the derivative financial instruments in a liability position would be $6 million, $3 million, and $76 million as of April 29, 2017, January 28, 2017 and April 30, 2016, respectively.
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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$4	$(125)
Gain reclassified into cost of goods sold and occupancy expenses	$6	$13
Loss reclassified into operating expenses	$—	$(2)

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$1	$(3)
For the thirteen weeks ended April 29, 2017 and April 30, 2016, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Loss recognized in operating expenses	$(12)	$(27)

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	April 29, 2017	April 30, 2016
Number of shares repurchased (1)	4.2	—
Total cost	$100	$—
Average per share cost including commissions	$24.07	$—
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2015, we announced that the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2015 repurchase program"). In February 2016, we announced that the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2016 repurchase program"). The February 2015 repurchase program, which had $302 million remaining, was superseded and replaced by the February 2016 repurchase program. The February 2016 repurchase program had $900 million remaining as of April 29, 2017.
All except $4 million of the total share repurchases were paid for as of April 29, 2017. The $4 million of the share repurchases that settled subsequent to April 29, 2017 are included in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of April 29, 2017.  All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
13 Weeks Ended April 29, 2017:
Foreign currency translation	(4)	—	(4)
Change in fair value of derivative financial instruments	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive loss, net	(4)	(4)	(8)
Balance at April 29, 2017	$25	$21	$46

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
13 Weeks Ended April 30, 2016:
Foreign currency translation	31	—	31
Change in fair value of derivative financial instruments	—	(89)	(89)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income (loss), net	31	(96)	(65)
Balance at April 30, 2016	$53	$(33)	$20
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Stock units	$16	$12
Stock options	3	2
Employee stock purchase plan	1	1
Share-based compensation expense	20	15
Less: Income tax benefit	(8)	(6)
Share-based compensation expense, net of tax	$12	$9

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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of April 29, 2017, we have not identified any gross unrecognized tax benefits where it is reasonably possible we will recognize a decrease within the next 12 months.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	April 29, 2017	April 30, 2016
Weighted-average number of shares - basic	399	398
Common stock equivalents	1	1
Weighted-average number of shares - diluted	400	399
The above computations of weighted-average number of shares – diluted exclude 9 million and 7 million shares related to stock options and other stock awards for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of April 29, 2017, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of April 29, 2017, January 28, 2017, and April 30, 2016, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of April 29, 2017, January 28, 2017, and April 30, 2016 was not material for any individual Action or in total. Subsequent to April 29, 2017 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Fire at the Fishkill Distribution Center
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York. The impacted building primarily held Gap and Banana Republic products for distribution to stores and fulfilled online orders for Gap and Old Navy in the Northeast region of the United States. The Company has begun reconstruction of the impacted building on the Fishkill campus.
The Company maintains property and business interruption insurance coverage. Based on the provisions of the Company's insurance policies, the Company recorded insurance recoveries based on the determination that recovery of certain fire-related costs is probable. During fiscal 2016, the Company incurred a total of $133 million in certain fire-related costs. In January of fiscal 2016, the Company agreed upon a partial settlement of $159 million related to the loss on inventory and recorded a gain of $73 million, representing the excess over the loss on inventory. During fiscal 2016, the Company received $174 million of insurance proceeds. As a result, the insurance receivable balance was $32 million as of January 28, 2017 and was recorded in other current assets in the Consolidated Balance Sheet.
During the thirteen weeks ended April 29, 2017, the Company incurred an additional $5 million in other fire-related costs for which the Company recorded insurance recoveries as of April 29, 2017. The Company also received an additional $73 million of insurance proceeds during the thirteen weeks ended April 29, 2017.  For the thirteen weeks ended April 29, 2017, the Company did not record any gain from insurance recoveries as no settlement was reached during the period. As a result, the Company recorded $36 million of advance payments of insurance proceeds in excess of the expected insurance recoveries recorded to date in accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheet as of April 29, 2017.

We will continue to incur additional costs related to reconstruction of the impacted building and record probable recoveries until the insurance claim is settled. We will also continue to incur additional logistics costs related to the disruption to our North American supply chain network. As settlements are reached, any gains related to property and recoveries related to business interruption insurance will be recognized in operating expenses in the Condensed Consolidated Statements of Income.
The following table summarizes fire-related costs incurred and expected insurance recoveries, as well as insurance proceeds received and the remaining balance as of April 29, 2017:

($ in millions)
Fiscal 2016:
Loss on inventory	$86
Loss on property, plant, and equipment	12
Other fire-related costs	35
Total	133
Add: Gain recorded on partial settlement related to inventory in fiscal 2016	73
Expected insurance recoveries	206
Less: Insurance proceeds received	(174)
Insurance receivable balance as of January 28, 2017	32
13 Weeks Ended April 29, 2017:
Other fire-related costs	5
Less: Insurance proceeds received	(73)
Insurance proceeds in excess of expected recoveries as of April 29, 2017	$(36)
During the thirteen weeks ended April 29, 2017, we allocated $14 million of advance payments of insurance proceeds to the loss on property and equipment based on the current estimate of recovery of certain fire-related costs, and the amount has been reported as insurance proceeds allocated to loss on property and equipment, a component of cash flows related to investing activities, in the Condensed Consolidated Statement of Cash Flows.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of April 29, 2017, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of April 29, 2017.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended April 29, 2017
U.S. (1)	$668	$1,426	$437	$202	$2,733	79%
Canada	77	111	45	1	234	7
Europe	133	—	4	—	137	4
Asia	250	9	24	—	283	8
Other regions	30	16	7	—	53	2
Total	$1,158	$1,562	$517	$203	$3,440	100%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended April 30, 2016
U.S. (1)	$698	$1,328	$454	$178	$2,658	77%
Canada	70	98	47	1	216	6
Europe	144	—	14	—	158	5
Asia	280	50	26	—	356	11
Other regions	31	10	9	—	50	1
Total	$1,223	$1,486	$550	$179	$3,438	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta, Intermix, and Weddington Way.

(3)	Includes Athleta and Intermix.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Gap, Old Navy, Banana Republic, Athleta, Intermix, and Weddington Way brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Australia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.

OVERVIEW
Financial results for the first quarter of fiscal 2017 are as follows:

•	Net sales for the first quarters of fiscal 2017 and fiscal 2016 were $3.44 billion.

•	Comparable sales ("Comp Sales") for the first quarter of fiscal 2017 increased 2 percent compared with a 5 percent decrease for the first quarter of fiscal 2016.

•
Gross profit for the first quarter of fiscal 2017 was $1.30 billion compared with $1.21 billion for the first quarter of fiscal 2016. Gross margin for the first quarter of fiscal 2017 was 37.9 percent compared with 35.2 percent for the first quarter of fiscal 2016.

•	Operating margin for the first quarter of fiscal 2017 was 7.4 percent compared with 6.5 percent for the first quarter of fiscal 2016.

•
Net income for the first quarter of fiscal 2017 was $143 million compared with $127 million for the first quarter of fiscal 2016, and diluted earnings per share was $0.36 for the first quarter of fiscal 2017 compared with $0.32 for the first quarter of fiscal 2016.

•	During the first quarter of fiscal 2017, we distributed $188 million to shareholders through share repurchases and dividends.
Our business priorities for fiscal 2017 remain as follows:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in the most promising categories;

•	delivering meaningful product innovation;

•	creating a unique and differentiated customer experience that builds loyalty, with focus on both the physical and digital expressions of our brands; and

•	attracting and retaining great talent in our businesses and functions.
In fiscal 2017, we are focused on investing strategically in the business while also maintaining operating expense discipline. One of our primary objectives is to continue transforming our product to market process, with the development of a more efficient operating model, allowing us to more fully leverage our scale. To enable this, we have several product, supply chain, and IT initiatives underway. Further, we expect to continue our investment in customer experience, both in stores and online, to drive higher customer engagement and loyalty, resulting in market share gains. Finally, we will continue to invest in strengthening brand awareness and customer acquisition.
In fiscal 2017, we expect that gross margins for our foreign subsidiaries, net of the impact from our merchandise hedge program, will continue to be negatively impacted by the continuing depreciation of certain foreign currencies as our merchandise purchases are primarily in U.S. dollars.

RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales
The percentage change in Comp Sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Gap Global	(4)%	(3)%
Old Navy Global	8%	(6)%
Banana Republic Global	(4)%	(11)%
The Gap, Inc.	2%	(5)%
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net sales per average square foot (1)	$74	$74
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2017	13 Weeks Ended April 29, 2017		April 29, 2017
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	844	—	9	835	8.6
Gap Asia	311	2	6	307	2.9
Gap Europe	164	—	1	163	1.4
Old Navy North America	1,043	5	1	1,047	17.5
Old Navy Asia	13	—	—	13	0.2
Banana Republic North America	601	—	4	597	5.0
Banana Republic Asia	48	1	—	49	0.2
Banana Republic Europe	1	—	1	—	—
Athleta North America	132	1	—	133	0.6
Intermix North America	43	—	1	42	0.1
Company-operated stores total	3,200	9	23	3,186	36.5
Franchise	459	15	8	466	N/A
Total	3,659	24	31	3,652	36.5
Decrease over prior year				(2.0)%	(3.4)%

	January 30, 2016	13 Weeks Ended April 30, 2016		April 30, 2016
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	866	2	6	862	9.0
Gap Asia	305	7	—	312	3.1
Gap Europe	175	1	3	173	1.4
Old Navy North America	1,030	2	3	1,029	17.3
Old Navy Asia	65	4	—	69	1.0
Banana Republic North America	612	—	5	607	5.1
Banana Republic Asia	51	—	—	51	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	120	2	—	122	0.5
Intermix North America	41	—	—	41	0.1
Company-operated stores total	3,275	18	17	3,276	37.8
Franchise	446	21	16	451	N/A
Total	3,721	39	33	3,727	37.8
Decrease over prior year				(0.6)%	(1.3)%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2017 increased $2 million compared with the first quarter of fiscal 2016 driven by an increase in net sales at Old Navy, offset by a decrease in net sales at Gap and Banana Republic. The increase in Comp Sales of 2 percent for the first quarter of fiscal 2017 was offset by the impact of lost sales from store closures in fiscal 2016.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Cost of goods sold and occupancy expenses	$2,137	$2,229
Gross profit	$1,303	$1,209
Cost of goods sold and occupancy expenses as a percentage of net sales	62.1%	64.8%
Gross margin	37.9%	35.2%
Cost of goods sold and occupancy expenses decreased 2.7 percentage points in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016.

•
Cost of goods sold decreased 2.2 percent as a percentage of net sales in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016, primarily driven by higher margins achieved as a result of improved average selling price per unit at all global brands. This was partially offset by a negative foreign exchange impact for our foreign subsidiaries as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses decreased 0.5 percentage points in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016, primarily driven by a decrease in occupancy expenses as a result of the closure of international stores in fiscal 2016.

Operating Expenses

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Operating expenses	$1,049	$987
Operating expenses as a percentage of net sales	30.5%	28.7%
Operating margin	7.4%	6.5%
Operating expenses increased $62 million, or 1.8 percent as a percentage of net sales, in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. The increase in operating expenses was primarily due to the following:

•	an increase in payroll related expenses primarily driven by an increase in bonus expense;

•	an increase in marketing expenses; partially offset by

•	income from favorable settlements of lease terminations.

Interest Expense

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Interest expense	$19	$19
Interest expense for the first quarters of fiscal 2017 and fiscal 2016 primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Income taxes	$95	$77
Effective tax rate	39.9%	37.7%
The increase in the effective tax rate for the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to the impact of the adoption of ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of fiscal 2017. See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for additional disclosures on the adoption of the accounting standard.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases. As of April 29, 2017, cash and cash equivalents were $1.6 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2017 decreased $77 million compared with the first quarter of fiscal 2016, primarily due to the following:
Net income

•	an increase of $16 million in net income;
Changes in operating assets and liabilities

•	a decrease of $115 million related to accounts payable primarily due to the timing of lease payments; and

•	a decrease of $80 million in merchandise inventory primarily due to the volume and timing of receipts; partially offset by

•
an increase of $49 million related to other current assets and other long-term assets primarily due to the insurance claims receivable from the fire of the Company-owned distribution center in Fishkill, New York on August 29, 2016 ("the Fishkill fire"), and timing and sales volume related to department store receivables for our international store locations;

•	an increase of $25 million in income taxes payable, net of prepaid and other tax-related items, primarily due to timing of tax payments; and

•
an increase of $17 million in accrued expenses and other current liabilities, in part due to receipt of cash advances related to insurance claims for the Fishkill fire, offset by a higher bonus payout in the first quarter of fiscal 2017 compared with the bonus payout in the first quarter of fiscal 2016.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first quarter of fiscal 2017 decreased $41 million compared with the first quarter of fiscal 2016, primarily due to the following:

•	$29 million less cash used for purchases of property and equipment in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016; and

•	$14 million of insurance proceeds allocated to property and equipment in the first quarter of fiscal 2017 related to the Fishkill fire.

Cash Flows from Financing Activities
Net cash used for financing activities during the first quarter of fiscal 2017 increased $96 million compared with the first quarter of fiscal 2016, primarily due to $96 million of cash used for repurchases of common stock in the first quarter of fiscal 2017 compared with no repurchases of common stock in the first quarter of fiscal 2016.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results. Free cash flow for the thirteen weeks ended April 29, 2017 is further adjusted for insurance proceeds allocated to loss on property and equipment, as our cash used for purchases of property and equipment for the thirteen weeks ended April 29, 2017 includes certain capital expenditures related to the rebuilding of the Company-owned distribution center in Fishkill, New York, which was impacted by the fire on August 29, 2016.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$91	$168
Less: Purchases of property and equipment	(110)	(139)
Add: Insurance proceeds related to loss on property and equipment	14	—
Free cash flow	$(5)	$29

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
We paid a dividend of $0.23 per share during the first quarters of fiscal 2017 and fiscal 2016. Including the dividend paid during the first quarter of fiscal 2017, we intend to pay an annual dividend of $0.92 per share for fiscal 2017, consistent with the annual dividend for fiscal 2016.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 28, 2017, other than those which occur in the normal course of business. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 28, 2017 is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended April 29, 2017 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (January 29 - February 25)	—	$—	—	$1,000	million
Month #2 (February 26 - April 1)	1,796,519	$23.60	1,796,519	$958	million
Month #3 (April 2 - April 29)	2,357,801	$24.43	2,357,801	$900	million
Total	4,154,320	$24.07	4,154,320
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 5.	Other Information.
On June 2, 2017, we entered into Agreements for Post-Termination Benefits (the “Agreements”) with the following executive officers: Mark Breitbard, Paul Chapman, Sebastian DiGrande, Julie Gruber, Brent Hyder, Jeff Kirwan, Teri List-Stoll, Art Peck, and Sonia Syngal. Copies of the Agreements are attached hereto as Exhibits 10.2 through 10.10. In the case of each of the executives, the Agreements provide that upon involuntary termination for reasons other than cause prior to July 1, 2020, the Company will provide, subject to a release of claims, the executive’s salary for up to 18 months, payment of a portion of COBRA healthcare continuation, reimbursement for costs to maintain financial counseling the Company provides to senior executives, a prorated bonus in the year of termination if the executive worked three months of the fiscal year and if earned based on actual fiscal results achieved in the year of termination, accelerated vesting (but not settlement) of restricted stock units and performance shares that remain subject to only time vesting conditions scheduled to vest prior to April 1 following the end of the fiscal year of termination, all as described in more detail in the Agreements.

Item 6.	Exhibits.

10.1
Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017. (1) (2)

10.2	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017. (2)
10.3	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017. (2)
10.4	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017. (2)
10.5	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017. (2)
10.6	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017. (2)
10.7	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017. (2)
10.8	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017. (2)
10.9	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017. (2)
10.10	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017. (2)
10.11	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.12	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.13	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.14
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.

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
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

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

THE GAP, INC.

Date:	June 5, 2017	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	June 5, 2017	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1
Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017. (1) (2)

10.2	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017. (2)
10.3	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017. (2)
10.4	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017. (2)
10.5	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017. (2)
10.6	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017. (2)
10.7	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017. (2)
10.8	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017. (2)
10.9	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017. (2)
10.10	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017. (2)
10.11	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.12	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.13	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.14
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.

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
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

_____________________________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.