Form 10-Q/A
period 2017-04-29
GAP INC
filed 2017-08-24
CIK 39911

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

Explanatory Note

This Amendment No. 1 to The Gap, Inc.'s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 is being filed as an exhibit-only filing solely to update Exhibit 10.1 in response to comments received from the staff of the Securities and Exchange Commission on a previously filed request for confidential treatment.  No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Exhibit Index

10.1
Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the
Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony
Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017. (1) (2)

10.2	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017.**
10.3	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017.**
10.4	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017.**
10.5	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017.**
10.6	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017.**
10.7	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017.**
10.8	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017.**
10.9	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017.**
10.10	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017.**
10.11	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.12	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.13	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.14
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562. 31.1 Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).

10.15	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.
10.16	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 8-K on March 6, 2014.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002) (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.**

_____________________________
**Previously filed.

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

THE GAP, INC.

Date:	August 24, 2017	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	August 24, 2017	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1
Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017. (1) (2)

10.2	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017.**
10.3	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017.**
10.4	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017.**
10.5	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017.**
10.6	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017.**
10.7	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017.**
10.8	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017.**
10.9	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017.**
10.10	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017.**
10.11	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.12	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
10.13	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 9, 2017, Commission File No. 1-7562.
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
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. **

_____________________________

**	Previously filed.

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.

4