Form 10-Q
period 2017-07-29
GAP INC
filed 2017-08-25
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017

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
Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 18, 2017 was 392,158,760.

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 25, 2017, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	July 29, 2017	January 28, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,609	$1,783	$1,681
Merchandise inventory	2,051	1,830	1,951
Other current assets	598	702	669
Total current assets	4,258	4,315	4,301
Property and equipment, net of accumulated depreciation of $6,002, $5,813, and $5,903	2,643	2,616	2,755
Other long-term assets	716	679	681
Total assets	$7,617	$7,610	$7,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$65	$424
Accounts payable	1,230	1,243	1,224
Accrued expenses and other current liabilities	1,062	1,113	1,063
Income taxes payable	107	32	70
Total current liabilities	2,399	2,453	2,781
Long-term liabilities:
Long-term debt	1,248	1,248	1,321
Lease incentives and other long-term liabilities	1,025	1,005	1,076
Total long-term liabilities	2,273	2,253	2,397
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 392, 399, and 398 shares	20	20	20
Additional paid-in capital	—	81	31
Retained earnings	2,902	2,749	2,509
Accumulated other comprehensive income (loss)	23	54	(1)
Total stockholders’ equity	2,945	2,904	2,559
Total liabilities and stockholders’ equity	$7,617	$7,610	$7,737
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$3,799	$3,851	$7,239	$7,289
Cost of goods sold and occupancy expenses	2,320	2,414	4,457	4,643
Gross profit	1,479	1,437	2,782	2,646
Operating expenses	1,028	1,158	2,077	2,145
Operating income	451	279	705	501
Interest expense	16	18	35	37
Interest income	(4)	(2)	(7)	(3)
Income before income taxes	439	263	677	467
Income taxes	168	138	263	215
Net income	$271	$125	$414	$252
Weighted-average number of shares - basic	395	398	397	398
Weighted-average number of shares - diluted	396	399	398	399
Earnings per share - basic	$0.69	$0.31	$1.04	$0.63
Earnings per share - diluted	$0.68	$0.31	$1.04	$0.63
Cash dividends declared and paid per share	$0.23	$0.23	$0.46	$0.46
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$271	$125	$414	$252
Other comprehensive income (loss)
Foreign currency translation	21	(22)	17	9
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(12), $27, $(8), and $(9)	(43)	(7)	(43)	(96)
Reclassification adjustment for (gains) losses on derivative financial instruments, net of tax of $-, $(2), $(2), and $(6)	(1)	8	(5)	1
Other comprehensive loss, net of tax	(23)	(21)	(31)	(86)
Comprehensive income	$248	$104	$383	$166
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$414	$252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	303
Amortization of lease incentives	(30)	(31)
Share-based compensation	42	36
Tax benefit from exercise of stock options and vesting of stock units	—	(3)
Excess tax benefit from exercise of stock options and vesting of stock units	—	(1)
Store asset impairment charges	13	56
Non-cash and other items	—	6
Deferred income taxes	(27)	(14)
Changes in operating assets and liabilities:
Merchandise inventory	(203)	(52)
Other current assets and other long-term assets	(23)	31
Accounts payable	(49)	102
Accrued expenses and other current liabilities	(111)	(20)
Income taxes payable, net of prepaid and other tax-related items	160	92
Lease incentives and other long-term liabilities	21	(23)
Net cash provided by operating activities	486	734
Cash flows from investing activities:
Purchases of property and equipment	(275)	(270)
Insurance proceeds related to loss on property and equipment	59	—
Other	(3)	(1)
Net cash used for investing activities	(219)	(271)
Cash flows from financing activities:
Payments of current maturities of debt	(67)	—
Proceeds from issuances under share-based compensation plans	14	16
Withholding tax payments related to vesting of stock units	(14)	(17)
Repurchases of common stock	(200)	—
Excess tax benefit from exercise of stock options and vesting of stock units	—	1
Cash dividends paid	(182)	(183)
Other	—	23
Net cash used for financing activities	(449)	(160)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	8	8
Net increase (decrease) in cash and cash equivalents	(174)	311
Cash and cash equivalents at beginning of period	1,783	1,370
Cash and cash equivalents at end of period	$1,609	$1,681

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$41
Cash paid for income taxes during the period, net of refunds	$130	$143
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of July 29, 2017 and July 30, 2016, and the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of July 29, 2017 and July 30, 2016 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2017 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended July 29, 2017 are not necessarily indicative of the operating results that may be expected for the 53-week period ending February 3, 2018.

Note 2. Recent Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.
Recent Accounting Pronouncements Related to Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which defers the effective date of the new revenue recognition standard by one year. As a result, ASU No. 2014-09 is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017.
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
While we do not expect the adoption of these ASUs to have a material impact on our Consolidated Financial Statements, we expect the adoption to result in change in the timing of recognizing revenue for breakage income for gift cards, gift certificates, and credit vouchers, credit card reward points and certificate liability, as well as sales where we ship the merchandise to the customer from a distribution center or store. Additionally, under the new guidance, we expect to recognize allowances for estimated sales returns on a gross basis rather than net basis on the Consolidated Balance Sheets.
We will adopt these ASUs on a modified retrospective basis beginning in the first quarter of fiscal 2018.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. We adopted the provisions of this ASU in the first quarter of fiscal 2017. Beginning in the first quarter of fiscal 2017, we have made the policy election to account for forfeitures when they occur, rather than estimating expected forfeitures, when recognizing share-based compensation cost. We adopted this provision of the ASU using a modified retrospective transition method, which resulted in the cumulative-effect adjustment of $3 million to retained earnings as of the beginning of the first quarter of fiscal 2017. Also, all excess tax benefits and tax deficiencies related to share-based payment awards are now reflected in the Consolidated Statement of Income as a component of the provision for income taxes on a prospective basis, whereas they were recognized in equity under the previous guidance. Additionally, excess tax benefits related to share-based payment awards are now reflected in operating activities, along with other income tax related cash flows, in our Consolidated Statement of Cash Flows on a prospective basis.
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

Note 3. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Notes	$1,248	$1,248	$1,248
Japan Term Loan	—	65	97
Total debt	1,248	1,313	1,345
Less: Current portion of Japan Term Loan	—	(65)	(24)
Total long-term debt	$1,248	$1,248	$1,321
As of July 29, 2017, January 28, 2017, and July 30, 2016, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 was $1.36 billion, $1.32 billion, and $1.34 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt in the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of January 28, 2017 and July 30, 2016, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan (“Japan Term Loan”) approximated its fair value, as the interest rate varied depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen were paid on January 15 of each year, and a final repayment of 7.5 billion Japanese yen which was due on January 15, 2018 was paid in full in June 2017. Interest was payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
In October 2015, we entered into a $400 million unsecured term loan (the “Term Loan”), which was included in current maturities of debt in the Condensed Consolidated Balance Sheet as of July 30, 2016. The Term Loan was repaid in full in January 2017. Interest was payable at least quarterly based on an interest rate equal to the London Interbank Offered Rate plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2020. There were no borrowings and no material outstanding standby letters of credit under the Facility as of July 29, 2017.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $47 million as of July 29, 2017. As of July 29, 2017, there were no borrowings under the Foreign Facilities. There were $13 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of July 29, 2017.

We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of July 29, 2017, we had $15 million in standby letters of credit issued under these agreements.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended July 29, 2017 or July 30, 2016. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended July 29, 2017 or July 30, 2016.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$555	$96	$459	$—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	46	46	—	—
Total	$621	$142	$479	$—
Liabilities:
Derivative financial instruments	$52	$—	$52	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697	$256	$441	$—
Derivative financial instruments	58	—	58	—
Deferred compensation plan assets	40	40	—	—
Total	$795	$296	$499	$—
Liabilities:
Derivative financial instruments	$21	$—	$21	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	July 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$756	$169	$587	$—
Derivative financial instruments	52	—	52	—
Deferred compensation plan assets	41	41	—	—
Total	$849	$210	$639	$—
Liabilities:
Derivative financial instruments	$83	$—	$83	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. We value these investments at their original purchase prices plus interest that has accrued at the stated rate.

Derivative financial instruments primarily include foreign exchange forward contracts. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Mexican pesos, Chinese yuan, and Taiwan dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets in the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities in the Condensed Consolidated Balance Sheets.
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
During the thirteen weeks ended July 29, 2017, we recorded a charge for the impairment of long-lived assets of $11 million. The impairment charge was recorded in operating expenses in the Condensed Consolidated Statement of Income and reduced the then carrying amount of the applicable long-lived assets of $11 million to their fair value of zero. There were no material impairment charges recorded for other long-lived assets for the thirteen weeks ended April 29, 2017.
In May 2016, the Company announced measures to close its fleet of 53 Old Navy stores in Japan and select Banana Republic stores, primarily internationally. As a result, we reviewed the global Banana Republic specialty fleet for impairment during the thirteen weeks ended July 30, 2016. During the thirteen weeks ended July 30, 2016, we recorded charges for impairment of long-lived assets of $52 million related to the announced store closures, primarily related to Old Navy Japan, and an additional $4 million for long-lived assets that were unrelated to the announced measures. The impairment charges were recorded in operating expenses in the Condensed Consolidated Statements of Income and reduced the then carrying amount of the applicable long-lived assets of $68 million to their fair value of $12 million. There were no material impairment charges recorded for other long-lived assets for the thirteen weeks ended April 30, 2016.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended July 29, 2017 or July 30, 2016.

Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Mexican pesos, Chinese yuan, and Taiwan dollars. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Derivatives designated as cash flow hedges	$1,146	$1,101	$1,449
Derivatives designated as net investment hedges	30	31	32
Derivatives not designated as hedging instruments	616	618	625
Total	$1,792	$1,750	$2,106

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	July 29, 2017	January 28, 2017	July 30, 2016
Derivatives designated as cash flow hedges:
Other current assets	$10	$28	$30
Other long-term assets	$7	$16	$8
Accrued expenses and other current liabilities	$26	$10	$38
Lease incentives and other long-term liabilities	$11	$1	$23

Derivatives designated as net investment hedges:
Other current assets	$—	$—	$1
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$3	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$3	$13	$12
Other long-term assets	$—	$1	$1
Accrued expenses and other current liabilities	$12	$10	$19
Lease incentives and other long-term liabilities	$—	$—	$3

Total derivatives in an asset position	$20	$58	$52
Total derivatives in a liability position	$52	$21	$83
The majority of the unrealized gains and losses from designated cash flow hedges as of July 29, 2017 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of July 29, 2017 shown above.

Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $13 million, $18 million, and $11 million as of July 29, 2017, January 28, 2017, and July 30, 2016, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $7 million, $40 million, and $41 million and the net amounts of the derivative financial instruments in a liability position would be $39 million, $3 million, and $72 million as of July 29, 2017, January 28, 2017 and July 30, 2016, respectively.
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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(55)	$20	$(51)	$(105)
Gain reclassified into cost of goods sold and occupancy expenses	$1	$—	$7	$13
Loss reclassified into operating expenses	$—	$(6)	$—	$(8)

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$(3)	$1	$(2)	$(2)
For the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gain (loss) recognized in operating expenses	$(11)	$10	$(23)	$(17)

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Number of shares repurchased (1)	4.5	—	8.7	—
Total cost	$100	$—	$200	$—
Average per share cost including commissions	$22.30	$—	$23.15	$—
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2016, we announced that the Board of Directors approved a $1.0 billion share repurchase authorization, of which $800 million was remaining as of July 29, 2017.
All of the share repurchases were paid for as of July 29, 2017, January 28, 2017, and July 30, 2016. All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
13 Weeks Ended April 29, 2017:
Foreign currency translation	(4)	—	(4)
Change in fair value of derivative financial instruments	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive loss, net of tax	(4)	(4)	(8)
Balance at April 29, 2017	25	21	46
13 Weeks Ended July 29, 2017:
Foreign currency translation	21	—	21
Change in fair value of derivative financial instruments	—	(43)	(43)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Other comprehensive income (loss), net of tax	21	(44)	(23)
Balance at July 29, 2017	$46	$(23)	$23

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
13 Weeks Ended April 30, 2016:
Foreign currency translation	31	—	31
Change in fair value of derivative financial instruments	—	(89)	(89)
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income (loss), net of tax	31	(96)	(65)
Balance at April 30, 2016	53	(33)	20
13 Weeks Ended July 30, 2016:
Foreign currency translation	(22)	—	(22)
Change in fair value of derivative financial instruments	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	—	8	8
Other comprehensive income (loss), net of tax	(22)	1	(21)
Balance at July 30, 2016	$31	$(32)	$(1)
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock units	$18	$17	$33	$29
Stock options	3	3	7	5
Employee stock purchase plan	1	1	2	2
Share-based compensation expense	22	21	42	36
Less: Income tax benefit	(8)	(11)	(16)	(17)
Share-based compensation expense, net of tax	$14	$10	$26	$19

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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of July 29, 2017, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $3 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statement of Income would not be material.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Weighted-average number of shares - basic	395	398	397	398
Common stock equivalents	1	1	1	1
Weighted-average number of shares - diluted	396	399	398	399
The above computations of weighted-average number of shares – diluted exclude 11 million shares related to stock options and other stock awards for each of the thirteen weeks ended July 29, 2017 and July 30, 2016, and 9 million and 8 million shares related to stock options and other stock awards for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of July 29, 2017, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of July 29, 2017, January 28, 2017, and July 30, 2016, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of July 29, 2017, January 28, 2017, and July 30, 2016 was not material for any individual Action or in total. Subsequent to July 29, 2017 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
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

The Company maintains property and business interruption insurance coverage. Based on the provisions of the Company's insurance policies, the Company recorded insurance recoveries based on the determination that recovery of certain fire-related costs is probable. During fiscal 2016, the Company incurred a total of $133 million in certain fire-related costs. In January of fiscal 2016, the Company agreed upon a partial settlement of $159 million related to the loss on inventory and recorded a gain of $73 million, representing the excess over the loss on inventory, which was recorded in operating expenses in the Condensed Consolidated Statement of Income. During fiscal 2016, the Company received $174 million of insurance proceeds. As a result, the insurance receivable balance was $32 million as of January 28, 2017 and was recorded in other current assets in the Consolidated Balance Sheet.

During the thirteen and twenty-six weeks ended July 29, 2017, the Company incurred an additional $10 million and $15 million, respectively, in certain fire-related costs for which the Company recorded insurance recoveries based on the determination that recovery of certain fire-related costs is probable. During the thirteen weeks ended July 29, 2017, the Company also agreed upon a partial settlement and recorded a gain of $64 million, primarily related to property and equipment, representing the excess over the loss on fire-related recoverable costs, which was recorded in operating expenses in the Condensed Consolidated Statement of Income. The Company received $29 million and $102 million of insurance proceeds during the thirteen and twenty-six weeks ended July 29, 2017, respectively. As a result, the insurance receivable balance was $9 million as of July 29, 2017 and was recorded in other current assets in the Condensed Consolidated Balance Sheet.

We will continue to incur additional logistics costs related to the disruption to our North American supply chain network. As settlements are reached, any recoveries related to business interruption insurance will be recognized in the Condensed Consolidated Statements of Income.
During the twenty-six weeks ended July 29, 2017, we allocated $59 million of insurance proceeds to the loss on property and equipment based on the partial settlement of claims, and the amount has been reported as insurance proceeds related to loss on property and equipment, a component of cash flows from investing activities, in the Condensed Consolidated Statement of Cash Flows.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Gap, Old Navy, Banana Republic, Athleta, Intermix, and Weddington Way brands. We identify our operating segments according to how our business activities are managed and evaluated. As of July 29, 2017, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of July 29, 2017.

Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
13 Weeks Ended July 29, 2017
U.S. (1)	$719	$1,596	$492	$231	$3,038	80%
Canada	91	133	54	—	278	7
Europe	148	—	3	—	151	4
Asia	252	12	24	—	288	8
Other regions	22	16	6	—	44	1
Total	$1,232	$1,757	$579	$231	$3,799	100%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended July 30, 2016
U.S. (1)	$749	$1,500	$523	$200	$2,972	77%
Canada	92	129	57	—	278	7
Europe	159	—	17	—	176	5
Asia	280	66	29	—	375	10
Other regions	33	10	7	—	50	1
Total	$1,313	$1,705	$633	$200	$3,851	100%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
26 Weeks Ended July 29, 2017
U.S. (1)	$1,387	$3,022	$929	$433	$5,771	80%
Canada	168	244	99	1	512	7
Europe	281	—	7	—	288	4
Asia	502	21	48	—	571	8
Other regions	52	32	13	—	97	1
Total	$2,390	$3,319	$1,096	$434	$7,239	100%

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended July 30, 2016
U.S. (1)	$1,447	$2,828	$977	$378	$5,630	77%
Canada	162	227	104	1	494	7
Europe	303	—	31	—	334	5
Asia	560	116	55	—	731	10
Other regions	64	20	16	—	100	1
Total	$2,536	$3,191	$1,183	$379	$7,289	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta, Intermix, and Weddington Way.

(3)	Includes Athleta and Intermix.
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

OVERVIEW
Results for the second quarter of fiscal 2017 include a gain from insurance proceeds of $64 million related to the fire that occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York on August 29, 2016 (“the Fishkill fire”), which was recorded in operating expenses in the Condensed Consolidated Statement of Income. Fiscal 2016 results were impacted by the previously announced measures to better align talent and financial resources against our most important priorities to position the Company for improved business performance and long-term success. In connection with these measures, the Company incurred $150 million in restructuring costs in the second quarter of fiscal 2016, of which $135 million was recorded in operating expenses and $15 million was recorded in cost of goods sold and occupancy expenses in the Condensed Consolidated Statement of Income.
Financial results for the second quarter of fiscal 2017 are as follows:

•	Net sales for the second quarter of fiscal 2017 decreased 1 percent compared with the second quarter of fiscal 2016.

•	Comparable sales for the second quarter of fiscal 2017 increased 1 percent compared with a 2 percent decrease for the second quarter of fiscal 2016.

•
Gross profit for the second quarter of fiscal 2017 was $1.5 billion compared with $1.4 billion for the second quarter of fiscal 2016. Gross margin for the second quarter of fiscal 2017 was 38.9 percent compared with 37.3 percent for the second quarter of fiscal 2016.

•	Operating margin for the second quarter of fiscal 2017 was 11.9 percent compared with 7.2 percent for the second quarter of fiscal 2016.

•	Net income for the second quarter of fiscal 2017 was $271 million compared with $125 million for the second quarter of fiscal 2016.

•
Diluted earnings per share was $0.68 for the second quarter of fiscal 2017 compared with $0.31 for the second quarter of fiscal 2016. Diluted earnings per share for the second quarter of fiscal 2017 included about a $0.10 benefit from the gain from insurance proceeds related to the Fishkill fire. Diluted earnings per share for the second quarter of fiscal 2016 included about a $0.29 impact of restructuring costs incurred in the second quarter of fiscal 2016.

•	During the first half of fiscal 2017, we distributed $382 million to shareholders through share repurchases and dividends.
Our business priorities for fiscal 2017 remain as follows:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in loyalty categories;

•	investing in digital and customer capabilities to support growth;

•	creating a unique and differentiated customer experience that builds loyalty, with focus on both the physical and digital expressions of our brands; and

•	attracting and retaining great talent in our businesses and functions.
In fiscal 2017, we are focused on investing strategically in the business while also maintaining operating expense discipline. One of our primary objectives is to continue transforming our product to market process, with the development of a more efficient operating model, allowing us to more fully leverage our scale. To enable this, we have several product, supply chain, and IT initiatives underway. Further, we expect to continue our investment in customer experience, both in stores and online, to drive higher customer engagement and loyalty, resulting in market share gains. Finally, we will continue to invest in strengthening brand awareness, customer acquisition, and digital capabilities.

In fiscal 2017, we expect that gross margins for our foreign subsidiaries, net of the impact from our merchandise hedge program, will continue to be negatively impacted by the depreciation of certain foreign currencies as our merchandise purchases are primarily in U.S. dollars.

RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales (“Comp Sales”)
The percentage change in Comp Sales by global brand and for total Company, as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Gap Global	(1)%	(3)%	(2)%	(3)%
Old Navy Global	5%	—%	6%	(3)%
Banana Republic Global	(5)%	(9)%	(5)%	(10)%
The Gap, Inc.	1%	(2)%	2%	(4)%
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales per average square foot (1)	$85	$85	160	$159
__________

(1)	Excludes net sales associated with our online and franchise businesses.

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2017	26 Weeks Ended July 29, 2017		July 29, 2017
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	844	3	13	834	8.6
Gap Asia	311	3	9	305	2.9
Gap Europe	164	—	5	159	1.4
Old Navy North America	1,043	13	5	1,051	17.5
Old Navy Asia	13	—	—	13	0.2
Banana Republic North America	601	3	8	596	5.0
Banana Republic Asia	48	1	1	48	0.2
Banana Republic Europe	1	—	1	—	—
Athleta North America	132	1	—	133	0.6
Intermix North America	43	—	3	40	0.1
Company-operated stores total	3,200	24	45	3,179	36.5
Franchise	459	22	18	463	N/A
Total	3,659	46	63	3,642	36.5
Decrease over prior year				(2.4)%	(3.4)%

	January 30, 2016	26 Weeks Ended July 30, 2016		July 30, 2016
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	866	5	15	856	8.9
Gap Asia	305	11	2	314	3.1
Gap Europe	175	1	9	167	1.4
Old Navy North America	1,030	8	6	1,032	17.4
Old Navy Asia	65	4	—	69	1.0
Banana Republic North America	612	2	5	609	5.1
Banana Republic Asia	51	—	1	50	0.2
Banana Republic Europe	10	—	—	10	0.1
Athleta North America	120	6	—	126	0.5
Intermix North America	41	—	1	40	0.1
Company-operated stores total	3,275	37	39	3,273	37.8
Franchise	446	35	24	457	N/A
Total	3,721	72	63	3,730	37.8
Decrease over prior year				(0.6)%	(1.0)%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the second quarter of fiscal 2017 decreased $52 million, or 1 percent, compared with the second quarter of fiscal 2016 primarily driven by a decrease in net sales at Gap and Banana Republic, as well as an unfavorable impact of foreign exchange of $37 million, partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the Canadian dollar, British pound, and Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2016 were translated at exchange rates applicable during the second quarter of fiscal 2017. The increase in Comp Sales of 1 percent for the second quarter of fiscal 2017 was offset by the impact of lost sales from international store closures in fiscal 2016.

Our net sales for the first half of fiscal 2017 decreased $50 million, or 1 percent, compared with the first half of fiscal 2016 primarily driven by a decrease in net sales at Gap and Banana Republic, as well as an unfavorable impact of foreign exchange of $48 million, partially offset by an increase in net sales at Old Navy. The unfavorable impact of foreign exchange was primarily due to the weakening of the British pound, Chinese yuan, Canadian dollar, and Japanese yen against the U.S. dollar. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2016 were translated at exchange rates applicable during the first half of fiscal 2017. The increase in Comp Sales of 2 percent for the first half of fiscal 2017 was offset by the impact of lost sales from international store closures in fiscal 2016.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Cost of goods sold and occupancy expenses	$2,320	$2,414	$4,457	$4,643
Gross profit	$1,479	$1,437	$2,782	$2,646
Cost of goods sold and occupancy expenses as a percentage of net sales	61.1%	62.7%	61.6%	63.7%
Gross margin	38.9%	37.3%	38.4%	36.3%
Cost of goods sold and occupancy expenses decreased 1.6 percent as a percentage of net sales in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016.

•
Cost of goods sold decreased 1.4 percent as a percentage of net sales in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016, primarily driven by higher margins achieved as a result of improved average selling price per unit primarily at Old Navy and Gap.

•
Occupancy expenses decreased 0.2 percent as a percentage of net sales in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016, primarily driven by the closure of international stores in fiscal 2016 and an increase in online sales without a corresponding increase in occupancy expenses, partially offset by expenses incurred in preparation for a store opening at the Times Square, New York location, for Gap and Old Navy.

Cost of goods sold and occupancy expenses decreased 2.1 percent as a percentage of net sales in the first half of fiscal 2017 compared with the first half of fiscal 2016.

•
Cost of goods sold decreased 1.8 percent as a percentage of net sales in the first half of fiscal 2017 compared with the first half of fiscal 2016, primarily driven by higher margins achieved as a result of improved average selling price per unit at all global brands. This was partially offset by a negative foreign exchange impact for our foreign subsidiaries as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses decreased 0.3 percent as a percentage of net sales in the first half of fiscal 2017 compared with the first half of fiscal 2016, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses and the closure of international stores in fiscal 2016, partially offset by expenses incurred in preparation for a store opening at the Times Square, New York location, for Gap and Old Navy.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Operating expenses	$1,028	$1,158	$2,077	$2,145
Operating expenses as a percentage of net sales	27.1%	30.1%	28.7%	29.4%
Operating margin	11.9%	7.2%	9.7%	6.9%
Operating expenses decreased $130 million, or 3.0 percent as a percentage of net sales, in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016. Operating expenses decreased $68 million, or 0.7 percent as a percentage of net sales, in the first half of fiscal 2017 compared with the first half of fiscal 2016.
The decrease in operating expenses for the second quarter and first half of fiscal 2017 compared with the respective periods of fiscal 2016 was primarily due to the following:

•	$135 million of restructuring costs incurred in the second quarter of fiscal 2016;

•	a gain from insurance proceeds of $64 million related to the Fishkill fire recorded in the second quarter of fiscal 2017; and

•	higher income from our credit card program; partially offset by

•	an increase in payroll-related expenses primarily driven by an increase in bonus expense and investments in digital capabilities; and

•	an increase in marketing.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Interest expense	$16	$18	$35	$37
Interest expense for the second quarters and first halves of fiscal 2017 and fiscal 2016 primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Income taxes	$168	$138	$263	$215
Effective tax rate	38.3%	52.5%	38.8%	46.0%
The decrease in the effective tax rate for the second quarter and first half of fiscal 2017 compared with the respective periods of fiscal 2016 was primarily due to the impact of restructuring costs incurred for foreign subsidiaries during the second quarter of fiscal 2016 and resulting valuation allowances on certain foreign deferred tax assets. The decrease in the effective tax rate for the first half of fiscal 2017 compared with the first half of fiscal 2016 was partially offset by the impact of the adoption of ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in fiscal 2017. See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q for additional disclosures on the adoption of the accounting standard.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases. As of July 29, 2017, cash and cash equivalents were $1.6 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during the first half of fiscal 2017 decreased $248 million compared with the first half of fiscal 2016, primarily due to the following:
Net income

•	an increase of $162 million in net income.
Changes in operating assets and liabilities

•	a decrease of $151 million related to merchandise inventory primarily due to the volume and timing of receipts;

•	a decrease of $151 million related to accounts payable primarily due to the timing of lease payments and other non-merchandise payables;

•	a decrease of $91 million related to accrued expenses and other current liabilities in part due to the timing of severance payments primarily as a result of fiscal 2016 restructuring measures; and

•
a decrease of $54 million related to other current assets and other long-term assets primarily due to the allocation of insurance proceeds related to loss of property and equipment from the Fishkill fire to cash flows from investing activities; partially offset by

•
an increase of $68 million related to income taxes payable, net of prepaid and other tax-related items, primarily due to an increase in taxable income for the first half of fiscal 2017 compared with the first half of fiscal 2016 as well as the timing of tax payments.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first half of fiscal 2017 decreased $52 million compared with the first half of fiscal 2016, primarily due to $59 million in insurance proceeds allocated to loss on property and equipment in the first half of fiscal 2017 related to the Fishkill fire compared with no insurance proceeds allocated in the first half of fiscal 2016.

Cash Flows from Financing Activities
Net cash used for financing activities during the first half of fiscal 2017 increased $289 million compared with the first half of fiscal 2016, primarily due to the following:

•	$200 million of cash used for repurchases of common stock in the first half of fiscal 2017 compared with no repurchases of common stock in the first half of fiscal 2016; and

•	$67 million related to the repayment of the Japan Term Loan during the first half of fiscal 2017.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results. Free cash flow for the first half of fiscal 2017 is further adjusted for insurance proceeds allocated to loss on property and equipment, as our cash used for purchases of property and equipment for the first half of fiscal 2017 includes certain capital expenditures related to the rebuilding of the Company-owned distribution center which was impacted by the Fishkill fire.
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$486	$734
Less: Purchases of property and equipment	(275)	(270)
Add: Insurance proceeds related to loss on property and equipment	59	—
Free cash flow	$270	$464

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the heading “Debt and Credit Facilities” in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.46 per share during the first half of fiscal 2017 and fiscal 2016. Including the dividend paid during the first half of fiscal 2017, we intend to pay an annual dividend of $0.92 per share for fiscal 2017, consistent with the annual dividend for fiscal 2016.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading “Share Repurchases” in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 29, 2017 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (April 30 - May 27)	506,025	$22.23	506,025	$889	million
Month #2 (May 28 - July 1)	2,730,524	$22.44	2,730,524	$828	million
Month #3 (July 2 - July 29)	1,248,655	$22.00	1,248,655	$800	million
Total	4,485,204	$22.30	4,485,204
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 6.	Exhibits.

10.1	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017. (1)
10.2	Agreement with Brent Hyder dated April 3, 2017 and confirmed on April 19, 2017. (1)
10.3	Agreement with Jeff Kirwan dated May 17, 2017 and confirmed on May 16, 2017. (1)
10.4	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.5	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.6	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.7	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.8	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.9	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.10	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.11	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.12	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 25, 2017	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	August 25, 2017	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017. (1)
10.2	Agreement with Brent Hyder dated April 3, 2017 and confirmed on April 19, 2017. (1)
10.3	Agreement with Jeff Kirwan dated May 17, 2017 and confirmed on May 16, 2017. (1)
10.4	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017, filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.5	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.6	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.7	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017, filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.8	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017, filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.9	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017, filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.10	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.11	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
10.12	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.