Form 10-K
period 2018-02-03
GAP INC
filed 2018-03-20
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2018

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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2017 was approximately $5 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 14, 2018 was 389,318,839.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 22, 2018 (hereinafter referred to as the “2018 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	investing in the business, including in digital and customer capabilities to support growth, while maintaining operating expense discipline and driving efficiency through our productivity initiative;

•	integrating social and environmental sustainability into business practices;

•	attracting and retaining great talent in our businesses and functions;

•	transforming our product to market process to more fully leverage our scale;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	net store openings in fiscal 2018;

•	the impact of the 52-week fiscal year in fiscal 2018 compared with the 53-week fiscal year in fiscal 2017;

•	gross margins for our foreign subsidiaries, net of the impact from our merchandise hedge program, in fiscal 2018;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives, planned capital expenditures, and repayment of debt;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations combined with the calendar shift of weeks in fiscal 2018 compared with fiscal 2017;

•	dividend payments in fiscal 2018;

•	the impact if actuals differ substantially from estimates and assumptions used in accounting calculations and policies;

•	the impact of recent accounting pronouncements;

•	the impact of the potential settlement of outstanding tax matters;

•	unrealized gains and losses from designated cash flow hedges;

•	recognition of unrecognized share-based compensation expense;

•	the impact of the Tax Cuts and Jobs Act of 2017, including changes to provisional estimates;

•	total gross unrecognized tax benefits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims; and

•	the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that failure to maintain, enhance and protect our brand image could have an adverse effect on our results of operations;

•	the risk that the failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations;

•	the risk that our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that if we are unable to manage our inventory effectively, our gross margins will be adversely affected;

•
the risk that we are subject to data or other security breaches that may result in increased costs, violations of law, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation;

•	the risk that a failure of, or updates or changes to, our information technology (“IT”) systems may disrupt our operations;

•	the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;

•	the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations;

•	the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;

•	the risk that changes in global economic conditions or consumer spending patterns could adversely impact our results of operations;

•	the risks to our efforts to expand internationally, including our ability to operate in regions where we have less experience;

•	the risks to our reputation or operations associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct;

•	the risk that our franchisees’ operation of franchise stores is not directly within our control and could impair the value of our brands;

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

•
the risk that natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events could adversely affect our operations and financial results, or those of our franchisees or vendors;

•	the risk that reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows;

•	the risk that the adoption of new accounting pronouncements will impact future results;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims.
Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 20, 2018, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2017 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated under the laws of the State of Delaware in May 1988.
Gap Inc. is a leading global apparel retail company. We offer apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, and Intermix brands. Our portfolio of distinct brands across multiple channels and geographies, combined with our size and scale which allows for strategic and advantageous partnerships with our third-party vendors and suppliers throughout the organization, gives us a competitive advantage in the global retail marketplace.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. Gap Inc. has Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, and Banana Republic stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate stores that sell apparel and related products under our brand names. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.
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
Old Navy.  Old Navy is a global apparel and accessories brand that believes in the democracy of style, making high quality, must-have fashion essentials for the whole family, while delivering incredible value and fun, unique store experiences. Old Navy opened its first store in 1994 in the United States and since has expanded its international presence with Company-operated stores in Canada, China, and Mexico, as well as franchise stores in eight countries. Customers can purchase Old Navy products globally in Company-operated and franchise stores and online.
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
Banana Republic.  Acquired with two stores in 1983 as a travel and adventure outfitter, Banana Republic is now a global apparel and accessories brand focused on delivering versatile, contemporary classics, designed for today with style that endures. Banana Republic offers clothing and accessories with detailed craftsmanship and luxurious materials. Customers can purchase Banana Republic products globally in our specialty stores, online, and franchise stores.

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
Athleta has been certified as a benefit corporation ("B Corp"), furthering our commitment to using our business as a force for good to drive social and environmental impact. We have met rigorous standards across social and environmental performance, accountability and transparency. Additionally, we have amended Athleta's legal charter to become a Delaware Public Benefit Corporation in order to further uphold our commitments to people and the planet. With this accreditation, Gap Inc. has become one of the largest publicly traded retail companies with a B Corp certified subsidiary apparel brand. We plan to leverage the learnings from Athleta as a case study for Gap Inc., providing a benchmark and roadmap of potential opportunities for greater social and environmental impact across the enterprise.
Intermix. Intermix curates must-have styles from the most coveted emerging and established designers. Known for styling on-trend pieces in unexpected ways, Intermix delivers a unique point of view and an individualized approach to shopping and personal style. Customers can shop in stores in the United States and Canada, and online.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2017 with 3,165 Company-operated stores and 429 franchise store locations. For more information on the number of stores by brand and region, see the table in included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. We also issue and redeem gift cards through our brands.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 16 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from about 800 vendors. Our vendors have factories in about 50 countries. Our two largest vendors each accounted for about 5 percent of the dollar amount of our total fiscal 2017 purchases. Of our merchandise purchased during fiscal 2017, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 25 percent and 22 percent of our fiscal 2017 purchases, by dollar value, were from factories in Vietnam and China, respectively. Product cost increases or events causing disruption of imports from Vietnam, China, or other foreign countries, including the imposition of additional import restrictions or taxes, or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A, Risk Factors, of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Intermix, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Intermix, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our business and enhance the customer experience through significant investments in our supply chain and customer, digital, and omni-channel capabilities, investments in marketing, enhancement of our online shopping sites, remodeling of existing stores, and international expansion.

Trademarks and Service Marks
Gap, GapKids, babyGap, GapMaternity, GapBody, GapFit, Banana Republic, Old Navy, Athleta, Intermix, and Weddington Way trademarks and service marks, and certain other trademarks and service marks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising
We have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, and Banana Republic stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Our efforts to expand internationally may not be successful” and “Risk Factors—Our franchise business is subject to certain risks not directly within our control that could impair the value of our brands” in Item 1A, Risk Factors, of this Form 10-K.

Inventory
The nature of the retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. Also see the sections entitled “Risk Factors—We must successfully gauge apparel trends and changing consumer preferences to succeed,” "Risk Factors—If we are unable to manage our inventory effectively, our gross margins could be adversely affected," and "Risk Factors—Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events" in Item 1A, Risk Factors, of this Form 10-K.

Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. Also see the section entitled “Risk Factors—Our business is highly competitive” in Item 1A of this Form 10-K.

Employees
As of February 3, 2018, we had a workforce of approximately 135,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak holiday selling season.
To remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, and other functions, as well as in our stores and distribution centers. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—The failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations” in Item 1A, Risk Factors, of this Form 10-K.

Available Information
We make available on our website, www.gapinc.com, under “Investors,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.
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
Name, Age, Position, and Principal Occupation:
Arthur Peck, 62, Director, and President and Chief Executive Officer, Gap Inc. since February 2015; President, Growth, Innovation, and Digital division from 2012 to January 2015; President, Gap North America from 2011 to 2012; Executive Vice President of Strategy and Operations from 2005 to 2011; President, Gap Inc. Outlet from 2008 to 2011.
Mark Breitbard, 50, President and Chief Executive Officer, Banana Republic since May 2017; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; Executive Vice President, GapKids and babyGap from 2010 to 2011.
Paul Chapman, 60, Executive Vice President, Chief Information Officer since December 2015 (until April 2018); Senior Vice President and Chief Information Officer from January 2014 to December 2015; Senior Vice President, Information Technology, from 2010 to December 2015; Vice President, Information Technology from 2004 to 2010.
Shawn Curran, 54, Executive Vice President, Global Supply Chain and Product Operations since October 2017; Executive Vice President, Global Supply Chain - Logistics and Product Operations from April 2016 to October 2017; Executive Vice President, Global Supply Chain from August 2015 to April 2016; Senior Vice President, Logistics from 2012 to August 2015.
Sebastian DiGrande, 51, Executive Vice President, Strategy and Chief Customer Officer since May 2016; Senior Partner and Managing Director, the Boston Consulting Group from 1996 to April 2016.
Julie Gruber, 52, Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer since February 2016; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to March 2015; Associate General Counsel from 2003 to 2007.
Brent Hyder, 53, Executive Vice President and Chief People Officer since February 2018; Executive Vice President, Global Talent and Sustainability from May 2017 to February 2018; Executive Vice President and Chief Operating Officer, Gap from June 2016 to May 2017; Senior Vice President, Human Resources, Gap from September 2014 to June 2016; Vice President and General Manager, Gap Japan from February 2013 to September 2014; Vice President, Human Resources from May 2007 to February 2013.
Teri List-Stoll, 55, Executive Vice President and Chief Financial Officer since January 2017; Executive Vice President and Chief Financial Officer, Dick’s Sporting Goods, Inc. from August 2015 to September 2016; Executive Vice President and Chief Financial Officer, Kraft Foods Group, Inc. from September 2013 to May 2015; Senior Vice President and Treasurer, Procter & Gamble Co. from 2008 to August 2013.
Sonia Syngal, 48, President and Chief Executive Officer, Old Navy since April 2016; Executive Vice President, Global Supply Chain and Product Operations from February 2015 to April 2016; Executive Vice President, Global Supply Chain from November 2013 to January 2015; Senior Vice President, Old Navy International from February 2013 to November 2013; Senior Vice President and Managing Director, Europe from 2011 to February 2013; Senior Vice President and General Manager, International Outlets from 2010 to 2011; Vice President of Global Production, Supply Chain - Outlet from 2006 to 2010.

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

Our business is highly competitive.
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges in an increasingly complex and fast-paced environment, including:

•	anticipating and quickly responding to changing apparel trends and customer demands;

•	attracting customer traffic both in stores and online;

•	competitively pricing our products and achieving customer perception of value;

•	maintaining favorable brand recognition and effectively marketing our products to customers in several diverse market segments and geographic locations;

•	anticipating and responding to changing customer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping;

•	developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying age groups and tastes;

•	purchasing and stocking merchandise to match seasonal weather patterns, and our ability to react to shifts in weather that impact consumer demand;

•	sourcing and allocating merchandise efficiently; and

•	improving the effectiveness and efficiency of our processes in order to deliver cost savings to fund growth.
If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations would be adversely affected.

We must maintain our reputation and brand image.
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. In addition, customer sentiment could be shaped by our sustainability policies and related design, sourcing and operations decisions. Failure to maintain, enhance and protect our brand image could have a material adverse effect on our results of operations.

The failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. Competition for talent is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. In fiscal 2017, there were changes to our senior leadership team, including our new President and Chief Executive Officer of Banana Republic, and our new Executive Vice President and Chief People Officer. In addition, in February 2018, we announced the departure of our President and Chief Executive Officer of Gap brand. The effectiveness of new leaders in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations.

Our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate.
One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in IT systems and significant operational changes. In addition, our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our customer, digital, and omni-channel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our operating results would be adversely affected.

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

We are subject to data and security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the global regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new and changing requirements, such as the European Union's General Protection Regulation (GDPR), and customers have a high expectation that the Company will adequately protect their personal information from cyber-attack or other security breaches. Security breaches and cyber incidents could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Failures of, updates or changes to, our IT systems may disrupt operations.
We maintain a complex network of legacy systems. We require continual maintenance, upgrades and changes, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our IT initiatives. However, there can be no assurances that we will successfully maintain or launch these systems as planned or that they will be implemented without disruptions to our operations. IT system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations.

Trade matters may disrupt our supply chain.
Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. For example, the current political landscape has introduced greater uncertainty with respect to future tax and trade regulations. In addition, we face the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability, resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, and/or other trade disruptions. Changes in tax policy or trade regulations, such as the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

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
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income. In addition, certain countries represent a larger portion of our global sourcing. For example, approximately 25 percent and 22 percent of our merchandise, by dollar value, is purchased from factories in Vietnam and China, respectively. Accordingly, any delays in production and added costs in Vietnam or China could have a more significant impact on our results of operations.
Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. Operating or manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products can adversely affect our gross margins.

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
Our current strategies include pursuing selective international expansion in a number of countries around the world through a number of channels. This includes our franchisees opening additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major, established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in many of these locations and, as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our operations and financial results could be materially, adversely affected.

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
Our ability to effectively obtain real estate - to open new stores, distribution centers, and corporate offices nationally and internationally - depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Failure to secure adequate new locations, successfully modify or exit existing locations, or failure to effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores and could have a material adverse effect on our financial condition or results of operations.

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
Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales or margins, including but not limited to apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. Over the past fiscal year, our reported quarterly comparable sales have ranged from a high of positive 5 percent in the fourth quarter of fiscal 2017 to a low of positive 1 percent in the second quarter of fiscal 2017. Over the past five years, our reported gross margins have ranged from a high of 39.0 percent in fiscal 2013 to a low of 36.2 percent in fiscal 2015. In addition, over the past five years, our reported operating margins have ranged from a high of 13.3 percent in fiscal 2013 to a low of 7.7 percent in fiscal 2016.
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
In April 2011, we issued $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021. As a result, we have additional costs that include interest payable semi-annually on the notes. In January 2014, we also entered into a 15 billion Japanese yen, four-year, unsecured term loan which was fully repaid in June 2017.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2017 with $1.8 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operating activities decline significantly, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets and higher interest costs and potentially increased lease or hedging costs.

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

Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our franchisees, or the operations of one or more of our vendors. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. As of February 3, 2018, we had 3,165 Company-operated stores, which aggregated to approximately 36.4 million square feet. Almost all of these stores are leased, typically with one or more renewal options after our initial term. Terms vary by type and location of store.

We own approximately 1.1 million square feet of corporate office space located in San Francisco, San Bruno, Pleasanton, and Rocklin, California, of which approximately 184,000 square feet is leased to and occupied by others. We lease approximately 1.0 million square feet of corporate office space located in San Francisco, Rocklin, Petaluma, and Pleasanton, California; New York and Brooklyn, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. Of the 1.0 million square feet of leased corporate office space, approximately 40,000 square feet is subleased to and occupied by others. We also lease regional offices in North America and in various international locations. We own approximately 8.9 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. Of the 8.9 million square feet of owned distribution space, approximately 117,000 square feet is leased to and occupied by others. We lease approximately 765,000 square feet of distribution space located in Phoenix, Arizona; Erlanger and Hebron, Kentucky; and Bolton, Ontario, Canada. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; and Shanghai and Hong Kong, China.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange. The number of holders of record of our stock as of March 14, 2018 was 6,336. The table below sets forth the market prices and dividends declared and paid for each of the fiscal quarters in fiscal 2017 and 2016.

	Market Prices				Dividends Declared and Paid
	Fiscal 2017		Fiscal 2016		Fiscal Year
	High	Low	High	Low	2017	2016
1st Quarter	$26.72	$22.03	$30.49	$22.03	$0.23	$0.23
2nd Quarter	$26.88	$21.02	$25.95	$17.00	0.23	0.23
3rd Quarter	$29.77	$21.84	$27.34	$21.57	0.23	0.23
4th Quarter	$35.68	$25.36	$30.74	$22.25	0.23	0.23
					$0.92	$0.92

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 3, 2018, with (i) the S&P 500 Index and (ii) the cumulative total return of the Dow Jones U.S. Retail Apparel Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 2/2/2013)
Total Return Analysis

	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018
The Gap, Inc.	$100.00	$117.60	$129.93	$80.21	$76.19	$112.10
S&P 500	$100.00	$121.52	$138.80	$137.88	$165.51	$209.22
Dow Jones U.S. Apparel Retailers	$100.00	$113.71	$137.70	$135.94	$133.98	$152.50
Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the fourteen weeks ended February 3, 2018 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (October 29 - November 25)	336,891	$29.68	336,891	$690 million
Month #2 (November 26 - December 30)	164,915	$30.32	164,915	$685 million
Month #3 (December 31 - February 3)	—	$—	—	$685 million
Total	501,806	$29.89	501,806
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2016 repurchase program"), which has no expiration date.

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

	Fiscal Year (number of weeks)
	2017 (53) (b)	2016 (52)	2015 (52)	2014 (52)	2013 (52)
Operating Results ($ in millions)
Net sales	$15,855	$15,516	$15,797	$16,435	$16,148
Gross margin	38.3%	36.3%	36.2%	38.3%	39.0%
Operating margin	9.3%	7.7%	9.6%	12.7%	13.3%
Net income	$848	$676	$920	$1,262	$1,280
Cash dividends paid	$361	$367	$377	$383	$321
Per Share Data (number of shares in millions)
Basic earnings per share	$2.16	$1.69	$2.24	$2.90	$2.78
Diluted earnings per share	$2.14	$1.69	$2.23	$2.87	$2.74
Weighted-average number of shares—basic	393	399	411	435	461
Weighted-average number of shares—diluted	396	400	413	440	467
Cash dividends declared and paid per share	$0.92	$0.92	$0.92	$0.88	$0.70
Balance Sheet Information ($ in millions)
Merchandise inventory	$1,997	$1,830	$1,873	$1,889	$1,928
Total assets	$7,989	$7,610	$7,473	$7,690	$7,849
Working capital (a)	$2,107	$1,862	$1,450	$2,083	$1,985
Total long-term debt, less current maturities	$1,249	$1,248	$1,310	$1,332	$1,369
Stockholders’ equity	$3,144	$2,904	$2,545	$2,983	$3,062
Other Data ($ and square footage in millions)
Cash used for purchases of property and equipment	$731	$524	$726	$714	$670
Percentage increase (decrease) in comparable sales	3%	(2)%	(4)%	—%	2%
Number of Company-operated store locations open at year-end	3,165	3,200	3,275	3,280	3,164
Number of franchise store locations open at year-end	429	459	446	429	375
Number of total store locations open at year-end	3,594	3,659	3,721	3,709	3,539
Square footage of Company-operated store space at year-end	36.4	36.7	37.9	38.1	37.2
Percentage increase (decrease) in square footage of Company-operated store space at year-end	(0.8)%	(3.2)%	(0.5)%	2.4%	0.8%
Number of employees at year-end	135,000	135,000	141,000	141,000	137,000

__________

(a)
In fiscal year 2015, we adopted the Financial Accounting Standards Board, Accounting Standard Update No. 2015-17, Income Taxes. The adoption reduced the current portion of deferred tax assets as a result of classifying all net deferred tax assets as noncurrent as of January 30, 2016 on a prospective basis.

(b)
In fiscal year 2017, the company recognized a net provisional tax impact of approximately $34 million, which represents the provisional tax impact of federal tax reform of $57 million, net of a related $23 million benefit related to legal entity structuring that was also impacted by tax reform. Fiscal 2017 results also include incremental sales attributable to the 53rd week.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, and Banana Republic stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.
We identify our operating segments according to how our business activities are managed and evaluated. As of February 3, 2018, our operating segments included Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment.
Fiscal 2017 consisted of 53 weeks versus 52 weeks in fiscal 2016 and 2015. Net sales and operating results, as well as other metrics derived from the Consolidated Statement of Income, include the impact of the additional week; however, the comparable sales calculation excludes the 53rd week.
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York ("the Fishkill fire"). In January 2018, the Company agreed upon a final settlement with its insurers and all insurance proceeds were received as of February 3, 2018.
In May 2016, we announced measures to better align talent and financial resources against our most important priorities to position the Company for improved business performance and long-term success. Our aim is to capture additional market share in our home market, North America, where we have our largest structural advantages, and to focus on international regions with the greatest potential. As part of this effort, we closed the entire fleet of 53 Old Navy stores in Japan during fiscal 2016. Japan remains an important market for the Company's portfolio, with a continued strong presence of approximately 200 Gap and Banana Republic stores. Including the Old Navy closures in Japan, the Company closed 67 stores in total related to these measures in fiscal 2016.
We also took steps toward creating a more efficient operating model, enabling us to more fully leverage our scale. For example, we centralized or consolidated several brand and corporate functions, allowing us to simplify the organization and operate more efficiently.
In connection with the decision to close stores and streamline the Company's operations, the Company incurred $197 million in restructuring costs during fiscal 2016 on a pre-tax basis. The charges primarily include lease termination fees, employee-related costs, and store asset impairment. Certain of the costs incurred in foreign subsidiaries did not result in a tax benefit.

Fiscal 2015 results were impacted by a series of strategic actions to position Gap brand for improved business performance in the future, including rightsizing the Gap brand store fleet primarily in North America, streamlining the brand's headquarter workforce, and developing a clear, on-brand product aesthetic framework to strengthen the Gap brand to compete more successfully on the global stage. During fiscal 2015, the Company completed the closure of about 150 Gap global specialty stores related to the strategic actions. During fiscal 2015, the Company incurred $132 million of charges in connection with the strategic actions, primarily consisting of impairment of store assets related to underperforming stores, lease termination fees and lease losses, employee-related expenses, and impairment of inventory that did not meet brand standards.
Financial results for fiscal 2017 are as follows:

•	Net sales for fiscal 2017 increased 2 percent to $15.9 billion compared with $15.5 billion for fiscal 2016.

•	Comparable sales for fiscal 2017 increased 3 percent.

•	Gross profit for fiscal 2017 was $6.1 billion compared with $5.6 billion for fiscal 2016. Gross margin for fiscal 2017 was 38.3 percent compared with 36.3 percent for fiscal 2016.

•	Operating margin for fiscal 2017 was 9.3 percent compared with 7.7 percent for fiscal 2016. Operating margin is defined as operating income as a percentage of net sales.

•
Net income for fiscal 2017 was $848 million compared with $676 million for fiscal 2016, and diluted earnings per share was $2.14 for fiscal 2017 compared with $1.69 for fiscal 2016. Diluted earnings per share for fiscal 2017 included about a $0.10 benefit from the gain from insurance proceeds related to the Fishkill fire and an unfavorable net provisional tax impact of federal tax reform of about $0.09. Diluted earnings per share for fiscal 2016 included about a $0.41 impact of restructuring costs incurred during fiscal 2016, a non-cash goodwill impairment charge of $0.18 related to Intermix, an $0.11 benefit from the gain from insurance proceeds related to the Fishkill fire, and a favorable income tax impact of a legal structure realignment of about $0.15.

•	During fiscal 2017, we distributed $676 million to shareholders through share repurchases and dividends.
Our business priorities in 2018 include:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in loyalty categories;

•	investing in digital and customer capabilities to support growth;

•	creating a unique and differentiated shopping experience that attracts new customers and builds loyalty, with focus on both the physical and digital expressions of our brands;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	continuing to integrate social and environmental sustainability into business practices to support long term growth; and

•	attracting and retaining strong talent in our businesses and functions.
In fiscal 2018, we are focused on investing strategically in the business while maintaining operating expense discipline and driving efficiency through our productivity initiative. One of our primary objectives is to continue transforming our product to market process, with the development of a more efficient operating model, allowing us to more fully leverage our scale. To enable this, we have several product, supply chain, and IT initiatives underway. Further, we expect to continue our investment in customer experience to drive higher customer engagement and loyalty across all of our brands and channels, resulting in market share gains. Finally, we will continue to invest in strengthening brand awareness, customer acquisition, and digital capabilities. Underpinning these strategies is a focus on utilizing data, analytics, and technology to respond faster while making decisions that will fuel market share gains and lead to a more nimble organization.
Fiscal 2018 will consist of 52 weeks versus 53 weeks in fiscal 2017.

Results of Operations
Net Sales
See Item 8, Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements for net sales by brand and region.

Comparable Sales ("Comp Sales")
The percentage change in Comp Sales by global brand and for total Company, as compared with the preceding year, is as follows:

	Fiscal Year
	2017	2016	2015
Gap Global	(1)%	(3)%	(6)%
Old Navy Global	6%	1%	—%
Banana Republic Global	(2)%	(7)%	(10)%
The Gap, Inc.	3%	(2)%	(4)%
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2017 (2)	2016	2015
Net sales per average square foot (1)	$340	$334	$337
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes both sales through our online channels as well as ship-from-store sales.

(2)	Fiscal 2017 includes incremental sales attributable to the 53rd week.

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2017	Fiscal 2017		February 3, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	844	8	42	810	8.4
Gap Asia	311	52	50	313	3.0
Gap Europe	164	3	12	155	1.3
Old Navy North America	1,043	32	9	1,066	17.7
Old Navy Asia	13	1	—	14	0.2
Banana Republic North America	601	5	30	576	4.9
Banana Republic Asia	48	1	4	45	0.2
Banana Republic Europe	1	—	1	—	—
Athleta North America	132	16	—	148	0.6
Intermix North America	43	—	5	38	0.1
Company-operated stores total	3,200	118	153	3,165	36.4
Franchise	459	34	64	429	N/A
Total	3,659	152	217	3,594	36.4
Decrease over prior year				(1.8)%	(0.8)%

	January 30, 2016	Fiscal 2016		January 28, 2017
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Gap North America	866	14	36	844	8.8
Gap Asia	305	27	21	311	3.0
Gap Europe	175	2	13	164	1.4
Old Navy North America	1,030	27	14	1,043	17.4
Old Navy Asia	65	5	57	13	0.2
Banana Republic North America	612	9	20	601	5.0
Banana Republic Asia	51	—	3	48	0.2
Banana Republic Europe	10	—	9	1	—
Athleta North America	120	12	—	132	0.6
Intermix North America	41	3	1	43	0.1
Company-operated stores total	3,275	99	174	3,200	36.7
Franchise	446	56	43	459	N/A
Total	3,721	155	217	3,659	36.7
Decrease over prior year				(1.7)%	(3.2)%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.
In fiscal 2018, we expect net openings of about 25 Company-operated store locations, primarily for Old Navy and Athleta, with closures weighted toward Gap brand and Banana Republic.

Net Sales Discussion
Our net sales for fiscal 2017 increased $339 million, or 2 percent, compared with fiscal 2016, primarily due to an increase in net sales at Old Navy and Athleta, partially offset by a decrease in net sales at Gap and Banana Republic. The translation of net sales in foreign currencies to U.S. dollars had an unfavorable impact of about $11 million for fiscal 2017 and is calculated by translating net sales for fiscal 2016 at exchange rates applicable during fiscal 2017. Fiscal 2017 includes incremental sales attributable to the 53rd week.
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
In fiscal 2018, we will return to a 52-week fiscal year which could potentially impact the seasonality of net sales throughout the year as a result of the calendar shift of our fiscal quarters in fiscal 2018 compared with fiscal 2017.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2017	2016	2015
Cost of goods sold and occupancy expenses	$9,789	$9,876	$10,077
Gross profit	$6,066	$5,640	$5,720
Cost of goods sold and occupancy expenses as a percentage of net sales	61.7%	63.7%	63.8%
Gross margin	38.3%	36.3%	36.2%
Cost of goods sold and occupancy expenses decreased 2.0 percentage points as a percentage of net sales in fiscal 2017 compared with fiscal 2016.

•
Cost of goods sold decreased 1.3 percentage points as a percentage of net sales in fiscal 2017 compared with fiscal 2016, primarily driven by higher margins achieved as a result of improved average selling price per unit at all global brands; partially offset by higher average unit cost at all global brands. This was offset by a negative foreign exchange impact for our foreign subsidiaries as our merchandise purchases are primarily in U.S. dollars.

•
Occupancy expenses decreased 0.7 percentage points as a percentage of net sales in fiscal 2017 compared with fiscal 2016, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses, international store closures, and higher sales from the impact of the 53rd week; partially offset by real estate expenses for the Times Square New York location for Gap and Old Navy.

Cost of goods sold and occupancy expenses decreased 0.1 percentage points as a percentage of net sales in fiscal 2016 compared with fiscal 2015.

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

•
Occupancy expenses increased 0.2 percentage points as a percentage of net sales in fiscal 2016 compared with fiscal 2015, primarily driven by the decrease in net sales without a corresponding decrease in occupancy expenses.

In fiscal 2018, we currently expect that gross margins for our foreign subsidiaries, net of the impact from our merchandise hedge program, will be slightly favorable due to the appreciation of certain foreign currencies as our merchandise purchases are primarily in U.S. dollars.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2017	2016	2015
Operating expenses	$4,587	$4,449	$4,196
Operating expenses as a percentage of net sales	28.9%	28.7%	26.6%
Operating margin	9.3%	7.7%	9.6%
Operating expenses increased $138 million or 0.2 percentage points as a percentage of net sales in fiscal 2017 compared with fiscal 2016 primarily due to the following:

•	an increase in variable costs, such as payroll-related costs, due to the growth in Old Navy and Athleta brands, increase in bonus expense, and the 53rd week impact;

•	an increase in advertising; and

•
an increase in overhead costs related to productivity work including investments in customer and digital initiatives as well as severance expenses and the impacts of store closures; partially offset by

•	a gain from insurance proceeds of $64 million related to the Fishkill fire recorded in the second quarter of fiscal year 2017;

•	a decrease of $197 million of restructuring costs incurred in fiscal year 2016; and

•	a decrease of $71 million related to a goodwill impairment charges for Intermix in fiscal year 2016.
Operating expenses increased $253 million or 2.1 percentage points as a percentage of net sales in fiscal 2016 compared with fiscal 2015 primarily due to the following:

•	restructuring costs of $197 million in fiscal 2016 compared with the costs related to strategic actions of $98 million in fiscal 2015;

•
store asset impairment charges of $53 million unrelated to restructuring activities in fiscal 2016 compared with store asset impairment charges of $16 million unrelated to the strategic actions in fiscal 2015;

•	a goodwill impairment charge related to Intermix in fiscal 2016 of $71 million; and

•	an increase in bonus and marketing expense; partially offset by

•	a gain from insurance proceeds of $73 million related to the Fishkill fire, representing the excess over the loss on inventory; and

•	higher income from revenue sharing payments from Synchrony.

Interest Expense

($ in millions)	Fiscal Year
	2017	2016	2015
Interest expense	$74	$75	$59
Interest expense for fiscal 2017 and 2016 primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt.
Interest expense for fiscal 2015 includes $74 million of interest on overall borrowings and obligations mainly related to our $1.25 billion long-term debt, offset by a reversal of $15 million of interest expense primarily resulting from a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters in fiscal 2015.

Income Taxes

($ in millions)	Fiscal Year
	2017	2016	2015
Income taxes	$576	$448	$551
Effective tax rate	40.4%	39.9%	37.5%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA resulted in a one-time transition tax, payable over eight years without interest or penalties, on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for income held in foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018, which resulted in a remeasurement of deferred tax assets and liabilities.
We have calculated a reasonable estimate of the impact of the TCJA in our income tax provision in accordance with our understanding of guidance available as of the date of this filing and as a result have recorded $57 million as additional income tax expense in the fourth quarter of fiscal 2017, the period in which the legislation was enacted.
The increase in the effective tax rate for fiscal 2017 compared with fiscal 2016 was primarily due to the impact of the TCJA, partially offset by the recognition of certain tax benefits associated with legal structure changes.
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
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Cash and cash equivalents	$1,783	$1,783	$1,370
Debt	$1,249	$1,313	$1,731
Working capital	$2,107	$1,862	$1,450
Current ratio	1.86:1	1.76:1	1.57:1
As of February 3, 2018, the majority of our cash and cash equivalents was held in the United States and is generally accessible without any limitations.
In October 2015, the Company entered into a $400 million unsecured term loan (the "Term Loan"), which was fully repaid in January 2017.
In January 2014, the Company entered into a 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan"), which was fully repaid in June 2017.

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

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2017 decreased $339 million compared with fiscal 2016, primarily due to the following:
Net income

•	an increase of $172 million in net income.
Non-cash items

•	a decrease of $79 million in store asset impairment charges in fiscal 2017 compared with fiscal 2016 in part due to restructuring activities in fiscal 2016; and

•	a decrease of $71 million due to a goodwill impairment charge related to Intermix during fiscal 2016.
Changes in operating assets and liabilities

•	a decrease of $236 million related to accounts payable primarily due to timing of payments;

•	a decrease of $188 million related to merchandise inventory primarily due to the volume and timing of receipts; and

•
a decrease of $71 million related to income taxes payable, net of prepaid and other tax-related items, primarily due to the timing of tax payments, partially offset by an increase in estimated current expense in fiscal 2017 compared with fiscal 2016; partially offset by

•
an increase of $115 million related to the recognition of deferred tax expense in fiscal 2017 compared with deferred tax benefit in fiscal 2016 primarily due to the deferred tax impact of federal tax reform and favorable current year temporary differences.

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

•	a decrease of $155 million related to deferred income taxes driven by fluctuations in book versus tax temporary differences for bonus accruals, depreciation, and share-based compensation.
Changes in operating assets and liabilities

•	an increase of $193 million related to accounts payable primarily due to the timing of merchandise and lease payments;

•	an increase of $117 million related to accrued expenses and other current liabilities primarily due to bonus accruals; and

•	an increase of $52 million related to merchandise inventory primarily due to the volume and timing of receipts; partially offset by

•	a decrease of $79 million related to other current assets and other long-term assets in part due to the insurance claim receivable from the Fishkill fire.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations, combined with the calendar shift of weeks in fiscal 2018 compared with fiscal 2017 as a result of the 53rd week in fiscal 2017, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2017 increased $139 million compared with fiscal 2016, primarily due to the following:

•
$207 million increase for purchases of property and equipment in fiscal 2017 compared with fiscal 2016 primarily related to the rebuilding of the Company's Fishkill, New York distribution center campus; partially offset by

•
$66 million related to insurance proceeds allocated to loss on property and equipment in fiscal 2017 primarily related to the Fishkill fire compared with no insurance proceeds allocated to loss on property and equipment in fiscal 2016.

Net cash used for investing activities during fiscal 2016 decreased $201 million compared with fiscal 2015, primarily due to less property and equipment purchases.
In fiscal 2017, cash used for purchases of property and equipment was $731 million primarily related to investments in stores, information technology, and supply chain, including costs associated with the rebuilding of the company's Fishkill, New York distribution center campus.

Cash Flows from Financing Activities
Net cash used for financing activities during fiscal 2017 decreased $46 million compared with fiscal 2016, primarily due to the following:

•	$67 million related to the final repayment of the Japan term loan in full in June 2017 compared with a $421 million payment of debt in fiscal 2016; partially offset by

•	$315 million of cash used for repurchases of common stock in fiscal 2017 compared with no repurchases of common stock in fiscal 2016.
Net cash used for financing activities during fiscal 2016 decreased $213 million compared with fiscal 2015, primarily due to the following:

•	no repurchases of common stock in fiscal 2016 compared with $1 billion cash outflow related to repurchases of common stock in fiscal 2015; partially offset by

•	no debt issuances in fiscal 2016 compared with the issuance of $400 million in debt in fiscal 2015; and

•	the repayment of $400 million in debt in fiscal 2016.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP result. Free cash flow for fiscal 2017 is further adjusted for insurance proceeds allocated to loss on property and equipment, as our cash used for purchases of property and equipment for fiscal 2017 includes certain capital expenditures related to the rebuilding of the Company-owned distribution center which was impacted by the Fishkill fire.
The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2017	2016	2015
Net cash provided by operating activities	$1,380	$1,719	$1,594
Less: Purchases of property and equipment	(731)	(524)	(726)
Add: Insurance proceeds related to loss on property and equipment	66	—	—
Free cash flow	$715	$1,195	$868

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt" and "Credit Facilities" in Notes 4 and 5, respectively, of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid an annual dividend of $0.92 per share in fiscal 2017 and fiscal 2016. We intend to increase our annual dividend to $0.97 per share in fiscal 2018.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 8 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of February 3, 2018. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected in the Consolidated Balance Sheet as of February 3, 2018, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (1)	$—	$—	$1,250	$—	$1,250
Interest payments on debt	74	149	37	—	260
Operating leases (2)	1,162	2,128	1,390	1,792	6,472
Purchase obligations and commitments (3)	3,891	84	26	40	4,041
Total contractual cash obligations	$5,127	$2,361	$2,703	$1,832	$12,023
__________

(1)	Represents principal maturities, excluding interest. See Note 4 of Notes to Consolidated Financial Statements for discussion on debt.

(2)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 11 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(3)	Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business.
There is $138 million of long-term liabilities recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheet as of February 3, 2018 that is excluded from the table above as the amount relates to uncertain tax positions and deferred compensation, and we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time.

Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $15 million, surety bonds of $43 million, and bank guarantees of $22 million outstanding (of which $17 million was issued under the unsecured revolving credit facilities for our operations in foreign locations) as of February 3, 2018.

Other Cash Obligations Not Reflected in the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)
The majority of our contractual obligations relate to operating leases for our stores. Future minimum lease payments represent commitments under non-cancelable operating leases and are disclosed in the table above with additional information provided under the heading "Leases" in Note 11 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

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
Our significant accounting policies can be found under the heading "Organization and Summary of Significant Accounting Policies" in Note 1 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. The policies and estimates discussed below include the financial statement elements that are either judgmental or involve the selection or application of alternative accounting policies and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit and Finance Committee of our Board of Directors, which has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K.

Merchandise Inventory
We value inventory at the lower of cost or net realizable value (“LCNRV”), with cost determined using the weighted-average cost method. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors), and we primarily use promotions and markdowns to clear merchandise. We record an adjustment to inventory when future estimated selling price is less than cost. Our LCNRV adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Historically, actual shortage has not differed materially from our estimates.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCNRV or inventory shortage adjustments. However, if estimates regarding consumer demand are inaccurate or actual physical inventory shortage differs significantly from our estimate, our operating results could be affected. We have not made any material changes in the accounting methodology used to calculate our LCNRV or inventory shortage adjustments in the past three fiscal years.

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group for our retail stores is reviewed for impairment primarily at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $28 million, $107 million, and $54 million for fiscal 2017, 2016, and 2015, respectively, related to store assets, which is recorded in operating expenses in the Consolidated Statements of Income.
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
We early adopted ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment in the first quarter of fiscal 2017. The amendments simplify the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount, with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts).
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we recorded $99 million and $81 million of goodwill. Goodwill is reviewed for impairment using the applicable reporting unit, which is an operating segment or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta and Intermix to be the reporting units at which goodwill is tested for Athleta and Intermix, respectively. During the fourth quarter of fiscal 2017, we completed our annual impairment testing of goodwill and we did not recognize any impairment charges. We determined that the respective fair value of goodwill attributed to Athleta and Intermix significantly exceeded their respective carrying amount as of the date of our annual impairment review.

In fiscal 2016, the Company performed the goodwill impairment test under the previous FASB Accounting Standards Codification No. 350 Intangibles - Goodwill and Other as the annual impairment test was performed prior to January 1, 2017. At the end of each of the first three quarters of fiscal 2016, given the information available at the time of those assessments, we determined that there were no events or circumstances that indicated any impairment for goodwill related to Intermix. During the fourth quarter of fiscal 2016, management updated the fiscal 2017 budget and financial projections beyond fiscal 2017 for Intermix. There were several factors that caused the financial projections and estimates to significantly decrease from the previous estimates, which included: poor fourth quarter of fiscal 2016 holiday performance at Intermix stores, the decision to reduce expected future store openings, the approval of additional store closures in fiscal 2017, and the budgeting of additional headcount required to support increased focus on the online business. These factors arising during the fourth quarter of fiscal 2016 had a significant and negative impact on the estimated fair value of the Intermix reporting unit, and we determined that the Intermix reporting unit’s carrying value exceeded its fair value as of the date of our annual impairment review. As such, we performed the second step of the goodwill impairment test which resulted in an impairment charge of $71 million for goodwill related to Intermix in fiscal 2016. This impairment charge reduced the $81 million of purchase price allocated to goodwill in connection with the acquisition of Intermix in December 2012 to $10 million as of January 28, 2017.
We did not recognize any impairment charges for goodwill in fiscal 2015.
As of February 3, 2018, the aggregate carrying value of trade names was $95 million, which primarily consisted of $54 million and $38 million related to Athleta and Intermix, respectively. A trade name is considered impaired if the carrying amount exceeds its estimated fair value. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade names is determined using the relief from royalty method. During the fourth quarter of fiscal 2017, we completed our annual impairment review of the trade names, and we did not recognize any impairment charges.
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

See Note 1 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for recent accounting pronouncements related to revenue recognition and expected impact from the adoption of new standards.

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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our breakage income. However, if the actual pattern of redemption for gift cards, gift certificates, and credit vouchers changes significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate breakage in the past three fiscal years. See Note 1 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for recent accounting pronouncements related to revenue recognition and expected impact on recognition of breakage income from the adoption of new standards.

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
See Note 12 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for the impact of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 on income taxes.
Recent Accounting Pronouncements
See "Organization and Summary of Significant Accounting Policies" in Note 1 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Derivative Financial Instruments
Certain financial information about the Company's derivative financial instruments is set forth under the heading "Derivative Financial Instruments" in Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have performed a sensitivity analysis as of February 3, 2018 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of February 3, 2018. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $40 million as of February 3, 2018.

Debt
Certain financial information about the Company's debt is set forth under the heading "Debt" in Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 are not subject to interest rate risk as they have a fixed interest rate.
A final repayment of 7.5 billion Japanese yen for the 15 billion Japanese yen, four-year, unsecured Japan Term Loan due January 2018 was fully repaid in June 2017.

Cash Equivalents
We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in time deposits and money market funds. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk. However, changes in interest rates would impact the interest income derived from our investments. We earned interest income of $19 million in fiscal 2017.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of The Gap, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Francisco, California
March 20, 2018
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,783	$1,783
Merchandise inventory	1,997	1,830
Other current assets	788	702
Total current assets	4,568	4,315
Property and equipment, net	2,805	2,616
Other long-term assets	616	679
Total assets	$7,989	$7,610
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of debt	$—	$65
Accounts payable	1,181	1,243
Accrued expenses and other current liabilities	1,270	1,113
Income taxes payable	10	32
Total current liabilities	2,461	2,453
Long-term liabilities:
Long-term debt	1,249	1,248
Lease incentives and other long-term liabilities	1,135	1,005
Total long-term liabilities	2,384	2,253
Commitments and contingencies (see Notes 11 and 15)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 389 and 399 shares	19	20
Additional paid-in capital	8	81
Retained earnings	3,081	2,749
Accumulated other comprehensive income	36	54
Total stockholders' equity	3,144	2,904
Total liabilities and stockholders' equity	$7,989	$7,610

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2017	2016	2015
Net sales	$15,855	$15,516	$15,797
Cost of goods sold and occupancy expenses	9,789	9,876	10,077
Gross profit	6,066	5,640	5,720
Operating expenses	4,587	4,449	4,196
Operating income	1,479	1,191	1,524
Interest expense	74	75	59
Interest income	(19)	(8)	(6)
Income before income taxes	1,424	1,124	1,471
Income taxes	576	448	551
Net income	$848	$676	$920
Weighted-average number of shares—basic	393	399	411
Weighted-average number of shares—diluted	396	400	413
Earnings per share—basic	$2.16	$1.69	$2.24
Earnings per share—diluted	$2.14	$1.69	$2.23

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2017	2016	2015
Net income	$848	$676	$920
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax benefit of $-, $-, and $(1)	35	7	(38)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(9), $(2), and $21	(51)	(26)	60
Reclassification adjustment for gains on derivative financial instruments, net of (tax) tax benefit of $3, $(11), and $(42)	(2)	(12)	(102)
Other comprehensive loss, net of tax	(18)	(31)	(80)
Comprehensive income	$830	$645	$840

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 31, 2015	421	$21	$—	$2,797	$165	$2,983
Net income				920		920
Other comprehensive loss, net of tax					(80)	(80)
Repurchases and retirement of common stock	(30)	(1)	(99)	(900)		(1,000)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	65			65
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(69)			(69)
Tax benefit from exercise of stock options and vesting of stock units			26			26
Share-based compensation, net of estimated forfeitures			77			77
Common stock dividends ($0.92 per share)				(377)		(377)
Balance as of January 30, 2016	397	20	—	2,440	85	2,545
Net income				676		676
Other comprehensive loss, net of tax					(31)	(31)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	29			29
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(19)			(19)
Tax benefit from exercise of stock options and vesting of stock units			(4)			(4)
Share-based compensation, net of estimated forfeitures			75			75
Common stock dividends ($0.92 per share)				(367)		(367)
Balance as of January 28, 2017	399	20	81	2,749	54	2,904
Cumulative effect of a change in accounting principle related to stock-based compensation			(5)	3		(2)
Net income				848		848
Other comprehensive loss, net of tax					(18)	(18)
Repurchases and retirement of common stock	(13)	(1)	(156)	(158)		(315)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	30			30
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(18)			(18)
Share-based compensation, net of forfeitures			76			76
Common stock dividends ($0.92 per share)				(361)		(361)
Balance as of February 3, 2018	389	$19	$8	$3,081	$36	$3,144

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$848	$676	$920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	593	592
Amortization of lease incentives	(60)	(62)	(65)
Share-based compensation	87	76	76
Tax benefit from exercise of stock options and vesting of stock units	—	(4)	26
Excess tax benefit from exercise of stock options and vesting of stock units	—	(1)	(28)
Store asset impairment charges	28	107	54
Goodwill impairment charge	—	71	—
Non-cash and other items	19	(4)	(126)
Deferred income taxes	61	(54)	101
Changes in operating assets and liabilities:
Merchandise inventory	(142)	46	(6)
Other current assets and other long-term assets	33	54	133
Accounts payable	(90)	146	(47)
Accrued expenses and other current liabilities	34	76	(41)
Income taxes payable, net of prepaid and other tax-related items	(52)	19	(24)
Lease incentives and other long-term liabilities	55	(20)	29
Net cash provided by operating activities	1,380	1,719	1,594
Cash flows from investing activities:
Purchases of property and equipment	(731)	(524)	(726)
Insurance proceeds related to loss on property and equipment	66	—	—
Other	(3)	(5)	(4)
Net cash used for investing activities	(668)	(529)	(730)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	400
Payments of debt	(67)	(421)	(21)
Proceeds from issuances under share-based compensation plans	30	29	65
Withholding tax payments related to vesting of stock units	(18)	(19)	(69)
Repurchases of common stock	(315)	—	(1,015)
Excess tax benefit from exercise of stock options and vesting of stock units	—	1	28
Cash dividends paid	(361)	(367)	(377)
Other	—	—	(1)
Net cash used for financing activities	(731)	(777)	(990)
Effect of foreign exchange rate fluctuations on cash and cash equivalents	19	—	(19)
Net increase (decrease) in cash and cash equivalents	—	413	(145)
Cash and cash equivalents at beginning of period	1,783	1,370	1,515
Cash and cash equivalents at end of period	$1,783	$1,783	$1,370
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$77	$56	$81
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$76	$82	$78
Cash paid for income taxes during the period, net of refunds	$570	$488	$452
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended February 3, 2018, January 28, 2017, and January 30, 2016
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a global omni-channel retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, and Banana Republic stores in approximately 36 other countries around the world. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2018 (fiscal 2017) consisted of 53 weeks. The fiscal years ended January 28, 2017 (fiscal 2016) and January 30, 2016 (fiscal 2015) consisted of 52 weeks.

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

Merchandise Inventory
We value inventory at the lower of cost or net realizable value, with cost determined using the weighted-average cost method. We record an adjustment when future estimated selling price is less than cost. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and use promotions and markdowns to clear merchandise. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date.

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

Classification of Expenses
Cost of goods sold and occupancy expenses include the following:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	online shipping and packaging costs;

•	costs associated with our sourcing operations, including payroll, benefits, and other administrative expenses;

•	gains and losses associated with foreign currency derivative contracts related to hedging of merchandise purchases and intercompany revenue transactions; and

•	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions.
Operating expenses include the following:

•	payroll, benefits, and other administrative expenses for our store operations and field management;

•	payroll, benefits, and other administrative expenses for our distribution centers;

•	payroll, benefits, and other administrative expenses for our corporate functions, including product design and development;

•	marketing;

•	information technology maintenance costs and expenses;

•	rent, occupancy, depreciation, and amortization for our corporate facilities;

•	third party credit card processing fees; and

•	other expenses (income).
Payroll, benefits, and other administrative expenses for our distribution centers recorded in operating expenses were $297 million, $254 million, and $254 million in fiscal 2017, 2016, and 2015, respectively. We receive payments from third parties that provide our customers with private label credit cards and/or co-branded credit cards. The majority of such income earned is recorded in other income, which is a component of operating expenses, and the remaining portion of income is recognized as a reduction to cost of goods sold and occupancy expenses.
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
We early adopted ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment in the first quarter of fiscal 2017. The amendments simplify the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount, with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts).

In fiscal 2016, the Company performed the goodwill impairment test under the previous FASB Accounting Standards Codification No. 350 Intangibles - Goodwill and Other as the annual impairment test was performed prior to January 1, 2017. Under the previous guidance, we reviewed goodwill for impairment by first assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount, including goodwill, as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. If it was determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, the two-step test was performed to identify potential goodwill impairment. If it was determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount, it was unnecessary to perform the two-step goodwill impairment test. Based on certain circumstances, we elected to bypass the qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compared the fair value of the reporting unit to its carrying amount, including goodwill. The second step included hypothetically valuing all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill was compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill, we recognized an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
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

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $673 million, $601 million, and $578 million in fiscal 2017, 2016, and 2015, respectively, and is recorded in operating expenses in the Consolidated Statements of Income.

Share-Based Compensation
Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield, and risk-free interest rate. For units granted whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”), the fair value is determined based on the Company’s stock price on the date of grant less future expected dividends during the vesting period. For stock options and Stock Units, we recognize share-based compensation cost over the vesting period. With the adoption of ASU No. 2016-09 in fiscal 2017, we account for forfeitures as they occur. Share-based compensation expense is recorded primarily in operating expenses in the Consolidated Statements of Income over the period during which the employee is required to provide service in exchange for stock options and Stock Units.

Unredeemed Gift Cards, Gift Certificates, and Credit Vouchers
Upon issuance of a gift card, gift certificate, or credit voucher, a liability is established for its cash value. The liability is relieved and net sales are recorded upon redemption by the customer. Over time, some portion of these instruments is not redeemed. We determine breakage income for gift cards, gift certificates, and credit vouchers based on historical redemption patterns. Breakage income is recorded in other income, which is a component of operating expenses in the Consolidated Statements of Income, when we can determine the portion of the liability where redemption is remote. Based on our historical information, three years after the gift card, gift certificate, or credit voucher is issued, we can determine the portion of the liability where redemption is remote. When breakage income is recorded, a liability is recognized for any legal obligation to remit the unredeemed portion to relevant jurisdictions. Substantially all of our gift cards, gift certificates, and credit vouchers have no expiration dates. With the adoption of the new revenue standard in fiscal 2018, breakage income will be presented in net sales in the Consolidated Statement of Income.

Credit Cards
We have credit card agreements with third parties to provide our customers with private label credit cards and co-branded credit cards (collectively, the “Credit Card” programs). Each private label credit card bears the logo of Old Navy, Gap, Banana Republic, or Athleta and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of Old Navy, Gap, Banana Republic, or Athleta and can be used everywhere VISA credit cards are accepted. The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount.
Synchrony Financial ("Synchrony"), a third-party financing company, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. Our agreement with Synchrony provides for certain payments to be made by Synchrony to us, including a share of revenues from the performance of the Credit Card portfolios, which we recognize when the amounts are fixed or determinable and collectibility is reasonably assured. In addition, the cost associated with redemption of loyalty rewards is partially offset by reimbursements of loyalty program discounts that we recognize as a reduction to cost of goods sold and occupancy expenses in our Consolidated Statements of Income. The cost associated with loyalty rewards is accrued as the rewards are earned by the cardholder and is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
In fiscal 2017, we recognized $412 million in income from our revenue sharing associated with our Credit Card programs, which was recorded as a reduction to operating expenses in our Consolidated Statements of Income. In addition, in fiscal 2017 we recognized $174 million in reimbursements of loyalty program discounts associated with our Credit Card programs, which was recorded as a reduction to cost of goods sold and occupancy expenses in our Consolidated Statements of Income. With the adoption of the new revenue standard in fiscal 2018, revenue sharing and reimbursements of loyalty program discounts associated with our Credit Card programs will be presented in net sales in the Consolidated Statement of Income.

Earnings per Share
Basic earnings per share is computed as net income divided by basic weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net income divided by diluted weighted-average number of common shares outstanding for the period including common stock equivalents. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive. Stock options and other stock awards that contain performance conditions are not included in the calculation of common stock equivalents until such performance conditions have been achieved.

Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using rates that approximate those in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded in the Consolidated Statements of Comprehensive Income and in accumulated OCI in the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated OCI. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded in operating expenses in the Consolidated Statements of Income.
The aggregate transaction gains and losses recorded in operating expenses in the Consolidated Statements of Income are as follows:

	Fiscal Year
($ in millions)	2017	2016	2015
Foreign currency transaction gain (loss)	$31	$(18)	$(6)
Realized and unrealized gain (loss) from certain derivative financial instruments	(30)	10	25
Net foreign exchange gain (loss)	$1	$(8)	$19

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
See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for the impact of the U.S. Tax Cuts and Jobs Act on income taxes.

Recent Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.
Recent Accounting Pronouncements Related to Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. ASU No. 2014-09, as amended, is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017.

The adoption will result in a change in the timing of recognizing revenue for breakage income for gift cards, gift certificates, and credit vouchers, as breakage income will now be recognized based on historical redemption patterns rather than when the likelihood of redemption is considered remote. The adoption will also result in a change in the timing of recognizing revenue for sales where we ship the merchandise to the customer from a distribution center or store, as revenue for sales where we ship the merchandise to customers will be recognized when control of the merchandise transfers to the customer, which is generally at the time of shipment rather than upon delivery of the products to the customer. Additionally, under the new guidance, we will record allowances for estimated sales returns on a gross basis rather than on a net basis on the Consolidated Balance Sheets.
The adoption will also result in change in the timing of recognizing credit card reward points, as the portion of sales attributed to credit card reward points will be deferred until the reward points are redeemed or expire. We previously did not defer any portion of revenue related to reward points and certificates and recognized costs associated with reward points and certificates in cost of goods sold and occupancy expenses in the Consolidated Statement of Income as the rewards were earned.
The most significant changes will be reclassifications from operating expenses to net sales related to the income from our revenue sharing agreement with Synchrony, as well as reclassifications from cost of goods sold and occupancy expenses to net sales for reimbursements of loyalty program discounts associated with our private label and co-branded credit card loyalty program. These reclassifications will have a significant impact on the affected line items of the Consolidated Statements of Income, but will not have a material impact to net income.
In addition, we will provide expanded disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We will also provide disclosures of the amount by which each financial statement line item is affected during fiscal 2018 as compared to the prior year presentation.
We will adopt these ASUs on a modified retrospective basis beginning in the first quarter of fiscal 2018 by recognizing the cumulative effect of initially applying the new standard as an increase to the opening balance of retained earnings. We expect this adjustment to be about $36 million, net of tax, related primarily to breakage income for gift cards, gift certificates, and credit vouchers, and reimbursements of loyalty program discounts, with an immaterial impact to our net income on an ongoing basis.
Other Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of leases with a term of 12 months or less) at the commencement date. We will continue to evaluate the impact of the new standard on our Consolidated Financial Statements as we implement a new lease accounting information system, but it will result in a substantial increase in our long-term assets and liabilities. We have elected to apply the practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. We also intend to elect the practical expedient of not separating non-lease components from lease components. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2018. We will adopt the ASU beginning in the first quarter of fiscal 2019. See Note 11, Leases, for the aggregate minimum non-cancelable annual lease payments under leases in effect on February 3, 2018.

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
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	February 3, 2018	January 28, 2017
Cash (1)	$1,256	$1,086
Bank certificates of deposit and time deposits	490	416
Money market funds	37	256
Domestic commercial paper	—	25
Cash equivalents	527	697
Cash and cash equivalents	$1,783	$1,783
__________

(1)	Cash includes $72 million and $58 million of amounts in transit from banks for customer credit card and debit card transactions as of February 3, 2018 and January 28, 2017, respectively.

Other Current Assets
Other current assets consist of the following:

($ in millions)	February 3, 2018	January 28, 2017
Accounts receivable	$282	$335
Prepaid income taxes	237	89
Prepaid minimum rent and occupancy expenses	158	154
Derivative financial instruments	14	41
Other	97	83
Other current assets	$788	$702

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 3, 2018	January 28, 2017
Leasehold improvements	$3,140	$3,099
Furniture and equipment	2,623	2,508
Software	1,703	1,600
Land, buildings, and building improvements	1,037	1,000
Construction-in-progress	264	222
Property and equipment, at cost	8,767	8,429
Less: Accumulated depreciation	(5,962)	(5,813)
Property and equipment, net of accumulated depreciation	$2,805	$2,616
Depreciation expense for property and equipment was $556 million, $590 million, and $588 million for fiscal 2017, 2016, and 2015, respectively.
Interest of $9 million, $9 million, and $8 million related to assets under construction was capitalized in fiscal 2017, 2016, and 2015, respectively.
We recorded a charge for the impairment of long-lived assets of $28 million, $107 million, and $54 million for fiscal 2017, 2016, and 2015, respectively, related to store assets which is recorded in operating expenses in the Consolidated Statements of Income.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	February 3, 2018	January 28, 2017
Long-term income tax-related assets	$233	$282
Goodwill	109	109
Trade names	95	95
Other	179	193
Other long-term assets	$616	$679

In fiscal 2016, we recorded a charge for the impairment of goodwill related to the Intermix reporting unit of $71 million, which was recorded in operating expenses in the Consolidated Statement of Income. No goodwill impairment charges were recorded in fiscal 2017 or 2015. See Note 3 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 3, 2018	January 28, 2017
Accrued compensation and benefits	$462	$312
Unredeemed gift cards, gift certificates, and credit vouchers, net of breakage	247	256
Short-term deferred rent and tenant allowances	103	99
Accrued advertising	43	46
Other	415	400
Accrued expenses and other current liabilities	$1,270	$1,113
No other individual items accounted for greater than five percent of total current liabilities as of February 3, 2018 or January 28, 2017.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	February 3, 2018	January 28, 2017
Long-term deferred rent and tenant allowances	$749	$748
Long-term income tax-related liabilities	152	32
Long-term asset retirement obligations	52	51
Other	182	174
Lease incentives and other long-term liabilities	$1,135	$1,005
The activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates.

Sales Return Allowance
A summary of activity in the sales return allowance account is as follows:

($ in millions)	February 3, 2018	January 28, 2017	January 30, 2016
Balance at beginning of fiscal year	$30	$27	$29
Additions	955	861	865
Returns	(952)	(858)	(867)
Balance at end of fiscal year	$33	$30	$27
Sales return allowances are recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
Note 3. Goodwill and Trade Names
The following goodwill and trade names are included in other long-term assets in the Consolidated Balance Sheets:

($ in millions)	February 3, 2018	January 28, 2017
Goodwill	$109	$109
Trade names	$95	$95

Goodwill
Goodwill consists of $99 million and $10 million related to Athleta and Intermix, respectively, as of February 3, 2018 and January 28, 2017.
We assess whether events or circumstances indicate that goodwill is impaired every quarter, and evaluate goodwill impairment annually in the fourth quarter of the fiscal year. At the end of each of the first three quarters of fiscal 2017, given the information available at the time of those assessments, we determined that there were no events or circumstances that indicated impairment of goodwill prior to the annual impairment test in the fourth quarter of fiscal 2017. During the fourth quarter of fiscal 2017, we completed our annual impairment test of goodwill and we did not recognize any impairment charges.
At the end of each of the first three quarters of fiscal 2016, given the information available at the time of those assessments, we determined that there were no events or circumstances that indicated impairment of goodwill related to Intermix prior to the annual impairment test in the fourth quarter of fiscal 2016.
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
We did not recognize any impairment charges for goodwill related to Athleta in fiscal 2016.
Trade Names
Trade names primarily consist of $54 million and $38 million related to Athleta and Intermix, respectively, as of February 3, 2018 and January 28, 2017. During the fourth quarter of fiscal 2017, we completed our annual impairment test of trade names and we did not recognize any impairment charges.
Note 4. Debt
Long-term debt consists of the following:

($ in millions)	February 3, 2018	January 28, 2017
Notes	$1,249	$1,248
Japan Term Loan	—	65
Total debt	1,249	1,313
Less: Current portion of Japan Term Loan	—	(65)
Total long-term debt	$1,249	$1,248

We have $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes") due April 2021. Interest is payable semi-annually on April 12 and October 12 of each year, and we have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants. The amount recorded in long-term debt in the Consolidated Balance Sheets for the Notes is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of February 3, 2018 and January 28, 2017, the estimated fair value of the Notes was $1.33 billion and $1.32 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year.
In January 2014, we entered into a 15 billion Japanese yen, four-year, unsecured term loan due January 2018. Repayments of 2.5 billion Japanese yen were payable on January 15 of each year, and a final repayment of 7.5 billion Japanese yen, which was due on January 15, 2018, was paid in full in June 2017. Interest was payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin. The carrying amount of the Japan Term Loan as of January 28, 2017 approximated its fair value, as the interest rate varied depending on quoted market rates (level 1 inputs).
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
Note 5. Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which expires in May 2020. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 3, 2018, there were no borrowings and no material outstanding standby letters of credit under the Facility.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $50 million as of February 3, 2018. As of February 3, 2018, there were no borrowings under the Foreign Facilities. There were $17 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of February 3, 2018.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of February 3, 2018, we had $15 million in standby letters of credit issued under these agreements.
The Facility contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of February 3, 2018, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances and require the immediate repayment of any outstanding advances.

Note 6. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2017 or 2016. There were no transfers into or out of level 1 and level 2 during fiscal 2017 or 2016.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$527	$37	$490	$—
Derivative financial instruments	14	—	14	—
Deferred compensation plan assets	47	47	—	—
Total	$588	$84	$504	$—
Liabilities:
Derivative financial instruments	$43	$—	$43	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$697	$256	$441	$—
Derivative financial instruments	58	—	58	—
Deferred compensation plan assets	40	40	—	—
Total	$795	$296	$499	$—
Liabilities:
Derivative financial instruments	$21	$—	$21	$—
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
We maintain the Gap Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees and non-employee directors to defer base compensation up to a maximum percentage. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets in the Consolidated Balance Sheets.

Nonfinancial Assets
As discussed above and in Note 2 of Notes to Consolidated Financial Statements, we recorded a total charge for the impairment of long-lived assets of $28 million, $107 million, and $54 million in fiscal 2017, 2016, and 2015, respectively, related to store assets which is recorded in operating expenses in the Consolidated Statements of Income. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $30 million, $125 million, and $62 million to their fair value of $2 million, $18 million, and $8 million during fiscal 2017, 2016, and 2015, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.
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
There were no impairment charges recorded for other indefinite-lived intangible assets for fiscal 2017 or 2016. In fiscal 2015, we recorded an impairment charge of $5 million related to an indefinite-lived intangible asset as a result of the strategic actions discussed above. The impairment charge was recorded in operating expenses in the Consolidated Statement of Income and reduced the then carrying amount of the applicable indefinite-lived intangible asset of $6 million to its fair value of $1 million during fiscal 2015.
There were no impairment charges recorded for goodwill for fiscal 2017 or 2015. In fiscal 2016, we recorded an impairment charge of $71 million for Intermix goodwill. The fair value of the Intermix reporting unit was determined using level 3 inputs and valuation techniques discussed in Note 3 of Notes to Consolidated Financial Statements.
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

Outstanding Notional Amounts
As of February 3, 2018 and January 28, 2017, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	February 3, 2018	January 28, 2017
Derivatives designated as cash flow hedges	$745	$1,101
Derivatives designated as net investment hedges	—	31
Derivatives not designated as hedging instruments	577	618
Total	$1,322	$1,750

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	February 3, 2018	January 28, 2017
Derivatives designated as cash flow hedges:
Other current assets	$11	$28
Other long-term assets	$—	$16
Accrued expenses and other current liabilities	$32	$10
Lease incentives and other long-term liabilities	$—	$1

Derivatives designated as net investment hedges:
Other current assets	$—	$—
Other long-term assets	$—	$—
Accrued expenses and other current liabilities	$—	$—
Lease incentives and other long-term liabilities	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$3	$13
Other long-term assets	$—	$1
Accrued expenses and other current liabilities	$11	$10
Lease incentives and other long-term liabilities	$—	$—

Total derivatives in an asset position	$14	$58
Total derivatives in a liability position	$43	$21
Substantially all of the unrealized gains and losses from designated cash flow hedges as of February 3, 2018 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of February 3, 2018 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments in the Consolidated Balance Sheets and as such the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $1 million and $18 million as of February 3, 2018 and January 28, 2017, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $13 million and $40 million and the net amounts of the derivative financial instruments in a liability position would be $42 million and $3 million as of February 3, 2018 and January 28, 2017, respectively.
See Note 6 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2017	2016	2015
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$(60)	$(28)	$81
Gain reclassified into cost of goods sold and occupancy expenses	$—	$31	$135
Gain (loss) reclassified into operating expenses	$(1)	$(8)	$9

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$(1)	$(2)	$3
For fiscal 2017, 2016, and 2015, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Consolidated Statements of Income, on a pre-tax basis are as follows:

	Fiscal Year
($ in millions)	2017	2016	2015
Gain (loss) recognized in operating expenses	$(29)	$18	$16
Note 8. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock and 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 3, 2018.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 3, 2018.

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2017	2016	2015
Number of shares repurchased (1)	13	—	30
Total cost	$315	$—	$1,000
Average per share cost including commissions	$24.43	$—	$33.90
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In October 2014, the Board of Directors authorized a total of $500 million for share repurchases, all of which was completed by the end of May 2015.

In February 2015, the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2015 repurchase program"). In February 2016, the Board of Directors approved a new $1.0 billion share repurchase authorization. The February 2015 repurchase program, which had $302 million remaining, was superseded and replaced by the February 2016 repurchase program. The February 2016 repurchase program has $685 million remaining as of February 3, 2018.
All of the share repurchases were paid for as of February 3, 2018 and January 30, 2016.
Note 9. Accumulated Other Comprehensive Income
Changes in accumulated OCI by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
Foreign currency translation	35	—	35
Change in fair value of derivative financial instruments	—	(51)	(51)
Amounts reclassified from accumulated OCI	—	(2)	(2)
Other comprehensive income (loss), net	35	(53)	(18)
Balance at February 3, 2018	$64	$(28)	$36

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
Foreign currency translation	7	—	7
Change in fair value of derivative financial instruments	—	(26)	(26)
Amounts reclassified from accumulated OCI	—	(12)	(12)
Other comprehensive income (loss), net	7	(38)	(31)
Balance at January 28, 2017	$29	$25	$54

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 31, 2015	$60	$105	$165
Foreign currency translation	(38)	—	(38)
Change in fair value of derivative financial instruments	—	60	60
Amounts reclassified from accumulated OCI	—	(102)	(102)
Other comprehensive loss, net	(38)	(42)	(80)
Balance at January 30, 2016	$22	$63	$85
See Note 7 of Notes to Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Consolidated Statements of Income.

Note 10. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2017	2016	2015
Stock units	$69	$61	$61
Stock options	14	11	10
Employee stock purchase plan	4	4	5
Share-based compensation expense	87	76	76
Less: Income tax benefit	(35)	(30)	(28)
Share-based compensation expense, net of tax	$52	$46	$48
No material share-based compensation expense was capitalized in fiscal 2017, 2016, or 2015.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2017, 2016, or 2015.
Beginning in the first quarter of fiscal 2017, we account for forfeitures as they occur, rather than estimate expected forfeitures, when recognizing share-based compensation expense. The cumulative-effect adjustment of this change was recognized as a $3 million increase, net of tax, to retained earnings as of the beginning of fiscal 2017.

General Description of Stock Option and Other Stock Award Plans
Under the 2016 Long-Term Incentive Plan (the "2016 Plan"), as amended and restated as of February 22, 2017, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.
As of February 3, 2018, there were 216,586,781 shares that have been authorized for issuance under the 2016 Plan.
Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments. Vesting is immediate in the case of members of the Board of Directors.
In some cases, Stock Unit vesting is also subject to the attainment of pre-determined performance metrics ("Performance Shares"). At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis over a period of two to three years once granted, based on the grant-date fair value and the probability that the pre-determined performance metrics will be achieved.
A summary of Stock Unit activity under the 2016 Plan for fiscal 2017 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 28, 2017	5,182,398	$31.14
Granted	4,028,594	$21.81
Vested	(1,877,862)	$33.85
Forfeited	(1,069,629)	$25.97
Balance as of February 3, 2018	6,263,501	$25.21

There were 1,470,938 Performance Shares for which the pre-determined performance metrics had not yet been achieved. As a result, they will not be considered granted until such performance metrics have been achieved.
A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2017	2016	2015
Weighted-average fair value per share of Stock Units granted	$21.81	$26.47	$37.80
Fair value of Stock Units vested (in millions)	$64	$59	$77
The aggregate intrinsic value of unvested Stock Units as of February 3, 2018 was $201 million.
As of February 3, 2018, there was $100 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.3 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.

Stock Units Granted Based on Performance Metrics
Under the 2016 Plan, some Stock Units are granted to employees only after the achievement of pre-determined performance metrics.
At the end of each reporting period, we evaluate the probability that Stock Units will be granted. We record share-based compensation expense based on the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. We revalue the liability at the end of each reporting period and record an adjustment to share-based compensation expense as required based on the probability that the performance metrics will be achieved. Upon achievement of the performance metrics, a Stock Unit is granted. At that time, the associated liability is reclassified to stockholders’ equity.
Out of 4,028,594 Stock Units granted in fiscal 2017, 334,765 Stock Units were granted based on satisfaction of performance metrics.
The liability related to potential Stock Units to be granted based on performance metrics, which is recorded in accrued expenses and other current liabilities in the Consolidated Balance Sheets, was $12 million and $1 million as of February 3, 2018 and January 28, 2017, respectively.

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
The fair value of stock options issued during fiscal 2017, 2016, and 2015 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2017	2016	2015
Expected term (in years)	3.9	3.7	3.8
Expected volatility	38.2%	33.5%	25.9%
Dividend yield	3.8%	3.5%	2.2%
Risk-free interest rate	1.7%	1.2%	1.2%

A summary of stock option activity under the 2016 Plan for fiscal 2017 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of January 28, 2017	7,524,036	$32.05
Granted	3,889,985	$23.93
Exercised	(253,717)	$23.83
Forfeited/Expired	(2,018,098)	$32.73
Balance as of February 3, 2018	9,142,206	$28.67
A summary of additional information about stock options is as follows:

	Fiscal Year
	2017	2016	2015
Weighted-average fair value per share of stock options granted	$5.47	$5.60	$6.84
Aggregate intrinsic value of stock options exercised (in millions)	$1	$1	$29
Fair value of stock options vested (in millions)	$12	$9	$10
Information about stock options outstanding, vested or expected to vest, and exercisable as of February 3, 2018 is as follows:

	Options Outstanding (Vested or Expected to Vest)			Options Exercisable
Range of Exercise Prices	Number of Shares as of February 3, 2018	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number of Shares as of February 3, 2018	Weighted- Average Exercise Price Per Share
$11.77 - $23.31	768,338	6.3	$19.98	383,238	$20.47
$23.54 - $23.54	2,945,485	9.1	$23.54	—	n/a
$23.71 - $30.00	1,066,975	7.9	$25.18	331,725	$25.04
$30.18 - $30.18	2,478,605	8.1	$30.18	619,105	$30.18
$31.98 - $46.41	1,882,803	6.5	$40.25	1,286,798	$40.20
	9,142,206	7.9	$28.67	2,620,866	$33.03
The aggregate intrinsic value of options outstanding, options vested or expected to vest, and options exercisable as of February 3, 2018 was $47 million, $47 million, and $8 million, respectively. Stock options exercisable as of February 3, 2018 had a weighted-average remaining contractual life of 6.3 years.

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,113,640, 1,260,361, and 949,751 shares issued under the ESPP in fiscal 2017, 2016, and 2015, respectively. As of February 3, 2018, there were 8,144,190 shares reserved for future issuances under the ESPP.

Note 11. Leases
We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2037. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.
The aggregate minimum non-cancelable annual lease payments under leases in effect on February 3, 2018 are as follows:

($ in millions)
Fiscal Year
2018	$1,162
2019	1,149
2020	979
2021	773
2022	617
Thereafter	1,792
Total minimum lease commitments	$6,472
The total minimum lease commitment amount above does not include minimum sublease rent income of $18 million receivable in the future under non-cancelable sublease agreements.
Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2017	2016	2015
Minimum rent expense	$1,208	$1,208	$1,211
Contingent rent expense	98	107	106
Less: Sublease income	(6)	(4)	(4)
Total	$1,300	$1,311	$1,313

Note 12. Income Taxes
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year
($ in millions)	2017	2016	2015
United States	$1,301	$1,191	$1,401
Foreign	123	(67)	70
Income before income taxes	$1,424	$1,124	$1,471

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2017	2016	2015
Current:
Federal	$415	$405	$418
State	51	47	25
Foreign	49	50	7
Total current	515	502	450
Deferred:
Federal	55	(41)	99
State	(5)	(5)	12
Foreign	11	(8)	(10)
Total deferred	61	(54)	101
Total provision	$576	$448	$551
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2017	2016	2015
Federal statutory tax rate	33.7%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.0	3.7	2.5
Tax impact of foreign operations	(1.1)	4.5	0.3
Impact of Tax Cuts and Jobs Act of 2017	4.0	—	—
Excess foreign tax credits	(0.7)	(5.0)	—
Non-deductible goodwill impairment charge	—	2.2	—
Other	0.5	(0.5)	(0.3)
Effective tax rate	40.4%	39.9%	37.5%
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted into law, which significantly changes existing U.S. tax law and includes numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system. The TCJA resulted in a one-time transition tax, payable over eight years without interest or penalties, on deferred foreign income not previously subject to U.S. income tax at a rate of 15.5% for income held in foreign cash and certain other net current assets, and 8% on the remaining income. The TCJA also reduces the U.S. federal statutory tax rate from 35% to 21% effective January 1, 2018, which resulted in a remeasurement of deferred tax assets and liabilities. The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The GILTI and BEAT provisions of the TCJA will be effective for us beginning fiscal 2018.
On December 22 2017, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 118 to address the application of FASB Accounting Standards Codification ("ASC") Topic 740, Income Taxes, in reporting periods that include December 22, 2017. SAB No. 118 permits organizations to report provisional amounts during a measurement period for the specific income tax effects of the TCJA for which the accounting under ASC Topic 740 will be incomplete but a reasonable estimate can be determined. The measurement period ends when an organization has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC Topic 740, not to extend beyond one year from the enactment date of the TCJA.

As of February 3, 2018, we have not finalized our accounting for the tax effects of the TCJA. We have made a reasonable estimate of the effects of TCJA and recorded an estimated net charge of $57 million, primarily due to the impact of the one-time transition tax on the deemed repatriation of foreign income and the impact of TCJA on remeasurement of deferred tax assets and liabilities. The provisional net charge is subject to revisions as we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, Internal Revenue Service (“IRS”), FASB, and other standard-setting and regulatory bodies. Adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. Our accounting for the tax effects of the TCJA will be completed during the measurement period, which will not extend beyond one year from the enactment date.
We recorded an estimated $59 million charge related to the transition tax, which was included in income taxes on our Consolidated Income Statement and lease incentives and other long term liabilities on our Consolidated Balance Sheet. We have not finalized our accounting for the transition tax as our analysis of our total post-1986 earnings and profits (E&P) which we have previously deferred from U.S. income taxes is not complete. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, determine the impact on the transition tax of other fiscal year 2017 transactions and finalize the amounts held in cash or other specified assets. Our estimate of the transition tax is also impacted by a change in the structure of certain legal entities in fiscal 2017, which resulted in an overall net tax benefit of approximately $23 million.
We recorded a provisional estimated benefit of $2 million related to the impact of TCJA on our recorded deferred tax assets and liabilities, which was included in income taxes on our Consolidated Income Statement and other long-term assets on our Consolidated Balance Sheet. We remeasured our deferred taxes to reflect the reduced rate that will apply when these deferred taxes are settled or realized in future periods and reversed certain deferred tax balances recorded for previously unremitted earnings. We have not yet completed our accounting for changes to deferred taxes, including those balances associated with fixed assets and executive compensation, and have recorded provisional estimates in our financial statements that will be subject to further revisions as a result of TCJA.
Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense, or factor such amounts into our measurement of deferred taxes. We will make such accounting policy election during the measurement period.
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

Deferred tax assets (liabilities) consist of the following:

($ in millions)	February 3, 2018	January 28, 2017
Gross deferred tax assets:
Deferred rent	$125	$164
Accrued payroll and related benefits	55	98
Accruals	100	112
Inventory capitalization and other adjustments	23	55
Deferred income	32	57
Unrealized net loss on cash flow hedges	4	—
Federal, state, and foreign net operating losses	64	65
Other	36	48
Total gross deferred tax assets	439	599
Valuation allowance	(151)	(133)
Total deferred tax assets, net of valuation allowance	288	466
Deferred tax liabilities:
Depreciation and amortization	(79)	(140)
Unremitted earnings of certain foreign subsidiaries	(4)	(58)
Unrealized net gain on cash flow hedges	—	(11)
Other	(8)	(8)
Total deferred tax liabilities	(91)	(217)
Net deferred tax assets	$197	$249
As of February 3, 2018, we had approximately $28 million of state and $277 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were approximately $2 million for state and $61 million for foreign as of February 3, 2018. We provided a valuation allowance of approximately $50 million against the deferred tax assets related to the foreign loss carryovers. We also provided a valuation allowance of approximately $101 million related to other foreign deferred tax assets. The state losses expire between fiscal 2021 and fiscal 2036, approximately $73 million of the foreign losses expire between fiscal 2018 and fiscal 2037, and $204 million of the foreign losses do not expire.
The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2017	2016	2015
Balance at beginning of fiscal year	$44	$47	$75
Increases related to current year tax positions	48	4	3
Prior year tax positions:
Increases	28	3	6
Decreases	(2)	(5)	(34)
Lapse of Statute of Limitations	(1)	—	—
Cash settlements	—	(5)	(3)
Foreign currency translation	1	—	—
Balance at end of fiscal year	$118	$44	$47
Of the $118 million, $44 million, and $47 million of total unrecognized tax benefits as of February 3, 2018, January 28, 2017, and January 30, 2016, respectively, approximately $106 million, $34 million, and $34 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

During fiscal 2017 and 2015, interest expense of $4 million and $1 million, respectively, was recognized in the Consolidated Statements of Income relating to tax liabilities. During fiscal 2016, there were no material amounts for interest expense relating to tax liabilities. In fiscal 2015, we also recognized an interest expense reversal of $15 million in the Consolidated Statement of Income, primarily as a result of a favorable foreign tax ruling and actions of foreign tax authorities related to transfer pricing matters. We reduced our unrecognized tax benefits for these matters by $32 million, and there was no impact on the tax provision due to the offsetting decrease for the U.S. indirect effect of these unrecognized tax benefits.
As of February 3, 2018 and January 28, 2017, the Company had total accrued interest related to the unrecognized tax benefits of $7 million and $3 million, respectively. There were no accrued penalties related to the unrecognized tax benefits as of February 3, 2018 or January 28, 2017.
The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, the United Kingdom, China, Hong Kong, Japan, and India. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009, and with few exceptions, we also are no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2008.
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of February 3, 2018, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $7 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statement of Income would not be material.
Note 13. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $45 million, $44 million, and $42 million in fiscal 2017, 2016, and 2015, respectively.
We maintain the Gap Inc. DCP, which allows eligible employees and non-employee directors to defer base compensation up to a maximum percentage. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of February 3, 2018 and January 28, 2017, the assets related to the DCP were $47 million and $40 million, respectively, and were recorded in other long-term assets in the Consolidated Balance Sheets. As of February 3, 2018 and January 28, 2017, the corresponding liabilities related to the DCP were $47 million and $41 million, respectively, and were recorded in lease incentives and other long-term liabilities in the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2017, 2016, and 2015 were not material.

Note 14. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2017	2016	2015
Weighted-average number of shares—basic	393	399	411
Common stock equivalents	3	1	2
Weighted-average number of shares—diluted	396	400	413
The above computations of weighted-average number of shares—diluted exclude 9 million, 7 million, and 4 million shares related to stock options and other stock awards for fiscal 2017, 2016, and 2015, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of February 3, 2018, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of February 3, 2018 and January 28, 2017, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of February 3, 2018 and January 28, 2017 was not material for any individual Action or in total. Subsequent to February 3, 2018 and through the filing date of March 20, 2018, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.

Fire at the Fishkill Distribution Center
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York impacting primarily products held for Gap and Banana Republic. The Company recorded insurance recoveries based on the determination that recovery of certain fire-related costs of $133 million incurred as of January 28, 2017 was probable. In January of fiscal 2016, the Company agreed upon a partial settlement of $159 million related to the loss on inventory and recorded a gain of $73 million, representing the excess over the loss on inventory, which was recorded in operating expenses in the Consolidated Statement of Income. During fiscal 2016, the Company received $174 million of insurance proceeds. As a result, the insurance receivable balance was $32 million as of January 28, 2017 and was recorded in other current assets in the Consolidated Balance Sheet.
During fiscal 2017, the Company incurred additional fire-related costs that are recorded in cost of goods sold and occupancy expenses and operating expenses in the Consolidated Statement of Income.
In January 2018, the Company agreed upon a final settlement with its insurers. Total insurance proceeds for fiscal 2017 were $193 million, all of which were received as of February 3, 2018. Included in the $193 million was $15 million in certain fire-related costs incurred in fiscal 2017 for which the Company recorded insurance recoveries based on the determination that recovery of these fire-related costs is probable, a gain of $64 million primarily related to property and equipment, and the reduction of the $32 million insurance receivable balance in the Consolidated Balance Sheet from fiscal 2016. The remaining settlement was recorded as a reduction to cost of goods sold and occupancy expenses or operating expenses in the Consolidated Statement of Income, primarily offsetting the fire-related costs incurred during fiscal 2017.
During fiscal 2017, we allocated $66 million of insurance proceeds to the loss on property and equipment based on the settlements of claims reported as insurance proceeds related to loss on property and equipment, a component of cash flows from investing activities, in the Consolidated Statement of Cash Flows.

Note 16. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of February 3, 2018, our operating segments included: Gap Global, Old Navy Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of February 3, 2018.
Net sales by brand and region are as follows:

($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2017
U.S. (1)	$3,065	$6,570	$2,017	$916	$12,568	80%
Canada	398	547	225	3	1,173	7
Europe	626	—	15	—	641	4
Asia	1,117	50	96	—	1,263	8
Other regions	112	71	27	—	210	1
Total	$5,318	$7,238	$2,380	$919	$15,855	100%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (2)	Total	Percentage of Net Sales
Fiscal 2016
U.S. (1)	$3,113	$6,051	$2,052	$773	$11,989	77%
Canada	368	490	223	3	1,084	7
Europe	630	—	59	—	689	5
Asia	1,215	220	109	—	1,544	10
Other regions	129	53	28	—	210	1
Total	$5,455	$6,814	$2,471	$776	$15,516	100%
($ in millions)	Gap Global	Old Navy Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
Fiscal 2015
U.S. (1)	$3,303	$5,987	$2,211	$712	$12,213	77%
Canada	348	467	229	3	1,047	7
Europe	726	—	71	—	797	5
Asia	1,215	194	112	—	1,521	10
Other regions	159	27	33	—	219	1
Total	$5,751	$6,675	$2,656	$715	$15,797	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Includes Athleta, Intermix, and, beginning in the fourth quarter of fiscal 2016, Weddington Way.

(3)	Includes Athleta, Intermix, and Piperlime, which was discontinued as of the first quarter of fiscal 2015.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	February 3, 2018	January 28, 2017
U.S. (1)	$2,600	$2,424
Other regions	624	606
Total long-lived assets	$3,224	$3,030
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

Note 17. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended	13 Weeks Ended (2)	13 Weeks Ended	14 Weeks Ended (3)	53 Weeks Ended (2) (3)
($ in millions except per share amounts)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018	February 3, 2018 (fiscal 2017)
Net sales	$3,440	$3,799	$3,838	$4,778	$15,855
Gross profit	$1,303	$1,479	$1,525	$1,759	$6,066
Net income	$143	$271	$229	$205	$848
Earnings per share—basic (1)	$0.36	$0.69	$0.59	$0.53	$2.16
Earnings per share—diluted (1)	$0.36	$0.68	$0.58	$0.52	$2.14

	13 Weeks Ended	13 Weeks Ended (4)	13 Weeks Ended (5)	13 Weeks Ended (6)	52 Weeks Ended (6)
($ in millions except per share amounts)	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017	January 28, 2017 (fiscal 2016)
Net sales	$3,438	$3,851	$3,798	$4,429	$15,516
Gross profit	$1,209	$1,437	$1,493	$1,501	$5,640
Net income	$127	$125	$204	$220	$676
Earnings per share—basic (1)	$0.32	$0.31	$0.51	$0.55	$1.69
Earnings per share—diluted (1)	$0.32	$0.31	$0.51	$0.55	$1.69
__________

(1)	Earnings per share ("EPS") was computed individually for each of the periods presented; therefore, the sum of the EPS for the quarters may not equal the total for the year.

(2)
During the second quarter of fiscal 2017, the Company recorded a $64 million gain from insurance proceeds related to the Fishkill fire. The impact of the gain from insurance proceeds to diluted EPS was $0.10.

(3)
During the fourth quarter of fiscal 2017, the company recognized a net provisional tax impact of approximately $34 million, which represents the provisional tax impact of federal tax reform of $57 million, net of a related $23 million benefit related to legal entity structuring that was also impacted by tax reform. The impact of the net provisional tax impact of federal tax reform was about $0.09 to diluted EPS for the fourth quarter and full year of fiscal 2017.

(4)
During the second quarter of fiscal 2016, the Company incurred $150 million in restructuring costs on a pre-tax basis, of which $15 million was recorded in costs of goods sold and occupancy expenses. The impact of the restructuring costs to diluted EPS was $0.29.

(5)
During the third quarter of fiscal 2016, the Company incurred $29 million in restructuring costs on a pre-tax basis, of which $7 million of credit, net, was recorded in cost of goods sold and occupancy expenses. The impact of the restructuring costs to diluted EPS was $0.09.

(6)
During the fourth quarter of fiscal 2016, the Company incurred $18 million in restructuring costs on a pre-tax basis, of which $8 million of credit, net, was recorded in cost of goods sold and occupancy expenses. The impact of the restructuring costs to diluted EPS was $0.04 for the fourth quarter of fiscal 2016. During fiscal 2016, the Company incurred $197 million in restructuring costs on a pre-tax basis which was recorded in operating expenses. The impact of the restructuring costs to diluted EPS was $0.41 for fiscal 2016. During the fourth quarter of fiscal 2016, the Company recorded a non-tax deductible goodwill impairment charge of $71 million, or $0.18 impact to diluted EPS, related to Intermix. During the fourth quarter of fiscal 2016, the Company recorded a $73 million gain from insurance proceeds related to the Fishkill fire. The impact of the gain from insurance proceeds to diluted EPS was an $0.11 benefit. The Company recognized a tax benefit of approximately $57 million as a result of a legal structure realignment in the fourth quarter of fiscal 2016, which was about a $0.15 benefit to diluted EPS.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of February 3, 2018, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 3, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2018 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Policies and Procedures with Respect to Related Party Transactions” and “Nominees for Election as Directors—Director Independence” in the 2018 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2018 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

3.1	Registrant’s Amended and Restated Certificate of Incorporation, filed as Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the year ended January 30, 1993, Commission File No. 1-7562. (P)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for year ended January 29, 2000, Commission File No. 1-7562. (P)

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

4.3	Form of Registrant’s 5.95% Notes due 2021, included as Exhibit A to First Supplemental Indenture, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.

10.1	Amended and Restated Revolving Credit Agreement dated May 20, 2015, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended August 1, 2015, Commission File No. 1-7562.

10.2
Letter Amendment No. 1 to the Amended and Restated Revolving Credit Agreement dated August 31, 2016, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended July 30, 2016, Commission File No. 1-7562.

10.3
Second Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 29, 2013, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 4, 2013, Commission File No. 1-7562. (1)

10.4
Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014, filed as Exhibit 10.1 to Amendment No. 1 to Registrant’s Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562. (1)

10.5
First Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of January 31, 2015, filed as Exhibit 10.12 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.6
Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 8, 2015, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 1, 2015, Commission File No. 1-7562. (1)

10.7
Third Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of December 15, 2015, filed as Exhibit 10.16 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562. (1)

10.8
Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., SynchronyBank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562. (1)

10.9
Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.10
Executive Management Incentive Compensation Award Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 19, 2015, Commission File No. 1-7562.

10.11	The Gap, Inc. Executive Deferred Compensation Plan, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended October 31, 1998, Commission File No.1-7562. (P)

10.12	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005, filed as Exhibit 10.1 to Registrant’s Form 8-K on November 8, 2005, Commission File No. 1-7562.

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

10.16	Deferred Compensation Plan, amended and restated effective September 1, 2011, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 29, 2011, Commission File No. 1-7562.

10.17	Deferred Compensation Plan, amended and restated effective November 17, 2015, filed as Exhibit 10.24 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.18	Deferred Compensation Plan, amended and restated effective March 24, 2016, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562.

10.19	Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, dated November 29, 2005, Commission File No. 333-129986.

10.20	First Amendment to Supplemental Deferred Compensation Plan, filed as Exhibit 10.32 to Registrant’s Form 10-K for the year ended January 31, 2009, Commission File No. 1-7562.

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

10.24	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.25	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.26	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.27	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.28	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant’s Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.29	2016 Long-Term Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for its annual meeting of stockholders held on May 17, 2016, Commission File No. 1-7562.

10.30	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017). (2)

10.31	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.32	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.33	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.34	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.35	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.36	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.37	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.60 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.38	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.39	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.

10.40	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.41	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.42	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.43	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.44	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K for the quarter ended March 11, 2011, Commission File No. 1-7562.

10.45	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan., filed as Exhibit 10.85 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.46	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's form 8-K on March 6, 2014, Commission File No. 1.7562.

10.47	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's form 8-K on March 6, 2015, Commission File No. 1.7562.

10.48	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.69 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.49	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.50	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 16, 2018, Commission File No. 1-7562.

10.51	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.52	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.53	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.54	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.55	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.56	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.75 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.57	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.58	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 Registrant’s Form 8-K on March 16, 2018, Commission File No. 1-7562.

10.59	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 Registrant’s Form 8-K on March 16, 2018, Commission File No. 1-7562.

10.60
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.61
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.62
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.63
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.79 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.64
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.65
Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.66	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 29, 2017, Commission File No. 1-7562.

10.67	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.68
Agreement with Paul Chapman dated November 16, 2015 and confirmed on November 16, 2015, filed as Exhibit 10.86 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.69	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562

10.70
Agreement with Shawn Curran dated September 29, 2017 and confirmed on October 5, 2017, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 28, 2017, Commission File No. 1-7562.

10.71	Agreement with Sebastian DiGrande dated April 22, 2016 and confirmed on April 22, 2016, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 30, 2016, Commission File No. 1-7562.

10.72	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.73	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562.

10.74	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.75	Agreement with Brent Hyder dated April 3, 2017 and confirmed on April 19, 2017, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended July 29, 2017, Commission File No. 1-7562.

10.76	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017, filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.77
Agreement with Jeff Kirwan dated November 17, 2014 and confirmed on November 18, 2014, filed as Exhibit 10.108 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.78	Agreement with Jeff Kirwan dated May 17, 2017 and confirmed on May 16, 2017, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended July 29, 2017, Commission File No. 1-7562.

10.79	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017, filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.80
Letter Agreement dated November 10, 2016 by and between Teri List-Stoll and the Registrant dated November 10, 2016 and confirmed on November 10, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on November 15, 2016, Commission File No. 1-7562.

10.81	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.82	Agreement with Andi Owen dated November 17, 2014 and confirmed on November 18, 2014 filed as Exhibit 10.117 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.83	Letter Agreement with Art Peck dated October 3, 2014, filed as Exhibit 10.1 to Registrant’s Form 8-K on October 8, 2014, Commission File No. 1-7562.

10.84	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017, filed as Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.85	Agreement with Sabrina L. Simmons dated February 4, 2008 and confirmed on February 6, 2008, filed as Exhibit 10.1 to Registrant's Form 8-K on February 12, 2008, Commission File No. 1-7562.

10.86	Agreement for Post-Termination Benefits with Sabrina Simmons dated May 31, 2012, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 28, 2012, Commission File No. 1-7562.

10.87
Amendment to Agreement for Post-Termination Benefits with Sabrina Simmons dated June 4, 2014, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended May 3, 2014, Commission File No. 1-7562.

10.88	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on April 13, 2016, Commission File No. 1-7562.

10.89	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017, filed as Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

12	Ratio of Earnings to Fixed Charges. (2)

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 30, 2010, Commission File No. 1-7562.

21	Subsidiaries of Registrant. (2)

23	Consent of Independent Registered Public Accounting Firm. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (2)

__________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.
(P) This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date:	March 20, 2018	By	/s/ ARTHUR PECK
Arthur Peck President and Chief Executive Officer (Principal Executive Officer)

Date:	March 20, 2018	By	/s/ TERI LIST-STOLL
Teri List-Stoll Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	March 20, 2018	By	/s/ DARA BAZZANO
Dara Bazzano Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 20, 2018	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 20, 2018	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 20, 2018	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 20, 2018	By	/s/ BRIAN GOLDNER
Brian Goldner, Director

Date:	March 20, 2018	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 20, 2018	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 20, 2018	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 20, 2018	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 20, 2018	By	/s/ ARTHUR PECK
Arthur Peck, Director

Date:	March 20, 2018	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 20, 2018	By	/s/ KATHERINE TSANG
Katherine Tsang, Director