Form 10-Q
period 2018-05-05
GAP INC
filed 2018-06-01
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 25, 2018 was 387,469,526.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges into income;

•	the impact of adjustments to our provisional estimates for the tax effects of the Tax Cuts and Jobs Act of 2017;

•	the impact of the potential settlement of outstanding tax matters;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	investing in digital and customer capabilities to support growth;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	continuing to integrate social and environmental sustainability into business practices;

•	attracting and retaining great talent in our business and functions;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2018; and

•	the impact of changes in internal control over financial reporting.
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

•	the risk that reductions in income and cash flow from our credit card agreement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows;

•	the risk that adoption of new accounting pronouncements will impact future results;

•	the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and

•	the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims.
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 1, 2018, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,210	$1,783	$1,583
Short-term investments	164	—	—
Merchandise inventory	2,035	1,997	1,961
Other current assets	778	788	575
Total current assets	4,187	4,568	4,119
Property and equipment, net of accumulated depreciation of $6,025, $5,962, and $5,877	2,791	2,805	2,605
Other long-term assets	607	616	687
Total assets	$7,585	$7,989	$7,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$—	$67
Accounts payable	1,072	1,181	1,119
Accrued expenses and other current liabilities	975	1,270	1,088
Income taxes payable	11	10	28
Total current liabilities	2,058	2,461	2,302
Long-term liabilities:
Long-term debt	1,249	1,249	1,248
Lease incentives and other long-term liabilities	1,081	1,135	999
Total long-term liabilities	2,330	2,384	2,247
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 387, 389, and 396 shares	19	19	20
Additional paid-in capital	—	8	—
Retained earnings	3,127	3,081	2,796
Accumulated other comprehensive income	51	36	46
Total stockholders’ equity	3,197	3,144	2,862
Total liabilities and stockholders’ equity	$7,585	$7,989	$7,411
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 5, 2018	April 29, 2017
Net sales	$3,783	$3,440
Cost of goods sold and occupancy expenses	2,356	2,137
Gross profit	1,427	1,303
Operating expenses	1,198	1,049
Operating income	229	254
Interest expense	16	19
Interest income	(6)	(3)
Income before income taxes	219	238
Income taxes	55	95
Net income	$164	$143
Weighted-average number of shares - basic	389	399
Weighted-average number of shares - diluted	393	400
Earnings per share - basic	$0.42	$0.36
Earnings per share - diluted	$0.42	$0.36
Cash dividends declared and paid per share	$0.2425	$0.23
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Net income	$164	$143
Other comprehensive income (loss), net of tax
Foreign currency translation and other, net	(7)	(4)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(6) and $4	28	—
Reclassification adjustment for (gains) losses on derivative financial instruments, net of (tax) tax benefit of $9 and $(2)	(6)	(4)
Other comprehensive income (loss), net of tax	15	(8)
Comprehensive income	$179	$135
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$164	$143
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation and amortization	140	138
Amortization of lease incentives	(14)	(15)
Share-based compensation	21	20
Non-cash and other items	7	1
Deferred income taxes	6	(10)
Changes in operating assets and liabilities:
Merchandise inventory	(46)	(133)
Other current assets and other long-term assets	(40)	58
Accounts payable	(120)	(135)
Accrued expenses and other current liabilities	(232)	(50)
Income taxes payable, net of prepaid and other tax-related items	31	71
Lease incentives and other long-term liabilities	17	3
Net cash (used for) provided by operating activities	(66)	91
Cash flows from investing activities:
Purchases of property and equipment	(138)	(110)
Insurance proceeds related to loss on property and equipment	—	14
Purchases of short-term investments	(167)	—
Sales and maturities of short-term investments	3	—
Other	(7)	—
Net cash used for investing activities	(309)	(96)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	20	8
Withholding tax payments related to vesting of stock units	(19)	(13)
Repurchases of common stock	(100)	(96)
Cash dividends paid	(94)	(92)
Net cash used for financing activities	(193)	(193)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	1
Net decrease in cash, cash equivalents, and restricted cash	(570)	(197)
Cash, cash equivalents, and restricted cash at beginning of period	1,799	1,797
Cash, cash equivalents, and restricted cash at end of period	$1,229	$1,600

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$38
Cash paid for income taxes during the period, net of refunds	$19	$35
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of May 5, 2018 and April 29, 2017, and the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2018 and April 29, 2017, have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of May 5, 2018 and April 29, 2017 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 3, 2018 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.
The results of operations for the thirteen weeks ended May 5, 2018 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 2, 2019.

Note 2. Accounting Policies
Accounting Pronouncements Recently Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards.
On February 4, 2018, we adopted ASU No. 2014-09 and related amendments (collectively “ASC 606”) using the modified retrospective transition method and recorded an increase to opening retained earnings of $36 million, net of tax, related primarily to breakage income for gift cards, gift certificates, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also realize breakage income related to our gift cards, gift certificates, credit vouchers, and outstanding loyalty points, which are recorded as revenue based upon historical redemption patterns, and income from a credit card agreement for our private label and co-branded credit cards. For online sales, ship-from-stores sales, and catalog sales the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales, ship-from-store sales, and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which are presented on a gross basis on our Condensed Consolidated Balance Sheet.
Our credit card agreement provides for certain payments to be made to us, including a share of revenues from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Revenue related to our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. With the adoption of ASC 606, income related to our credit card agreement is now classified within net sales in our Condensed Consolidated Statement of Income.

We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when subsequent sales occur and our obligation to supply franchise partners with our merchandise is satisfied when control transfers. As of the quarter ended May 5, 2018, there were no material contract liabilities related to our franchise agreements.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, gift certificates, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. The opening and closing balance of deferred revenue related to gift cards, gift certificates, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $232 million and $201 million, respectively, as of the quarter ended May 5, 2018. For the thirteen weeks ended May 5, 2018, we recognized $97 million of revenue related to previous deferrals related to our gift cards, gift certificates, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts. We expect that approximately 70% of the remainder of deferred revenues as of the quarter ended May 5, 2018 for gift cards, gift certificates, and credit vouchers will be recognized during fiscal 2018 as our performance obligations are satisfied. In addition, we expect that substantially all of the remainder of deferred revenues as of the quarter ended May 5, 2018 for outstanding loyalty points and reimbursements of loyalty program discounts associated with our credit card agreement will be recognized during fiscal 2018 as our performance obligations are satisfied.
The following table summarizes the impacts of adopting ASC 606 in our Condensed Consolidated Statement of Income for the thirteen weeks ended May 5, 2018:

	13 Weeks Ended May 5, 2018
($ in millions)	As Reported	Adjustments (1)	Balances without adoption of ASC 606
Net sales	$3,783	$(141)	$3,642
Cost of goods sold and occupancy expenses	2,356	(50)	2,306
Gross profit	1,427	(91)	1,336
Operating expenses	1,198	(92)	1,106
Operating income	229	1	230
Interest expense	16	—	16
Interest income	(6)	—	(6)
Income before income taxes	219	1	220
Income taxes	55	—	55
Net income	$164	$1	$165
__________

(1)
Primarily consists of $92 million in income from revenue sharing associated with our credit card programs, which was previously recorded as a reduction to operating expenses in our Condensed Consolidated Statements of Income, and $44 million in reimbursements of loyalty program discounts associated with our credit card programs, which was previously recorded as a reduction to cost of goods sold and occupancy expenses in our Condensed Consolidated Statements of Income.

In addition, with the adoption of ASC 606 we now recognize allowances for estimated sales returns on a gross basis rather than net basis on our Condensed Consolidated Balance Sheet. For the quarter ended May 5, 2018, we recorded a right of return asset for merchandise we expect to receive back from customers of $38 million, which is recorded as other current assets on our Condensed Consolidated Balance Sheet, and a liability for refunds payable of $93 million, which is recorded as accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. For the quarter ended May 5, 2018, the net amount under the previous guidance would have been $53 million recorded as accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. Accordingly, the impact of the change in accounting standard is an increase of $38 million to other current assets on our Condensed Consolidated Balance Sheet and an increase of $40 million to accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet.
See Note 12 of Notes to Condensed Consolidated Financial Statements “Segment Information” for disaggregation of revenue by brand and by region.

Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which amended the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the statement of cash flows. We adopted ASU 2016-18 for the quarter ended May 5, 2018 on a retrospective basis. The retrospective adoption increased our beginning and ending cash and cash equivalent balances within our Condensed Consolidated Statements of Cash Flows to include restricted cash balances. The adoption had no other material impacts to our Condensed Consolidated Statements of Cash Flows and had no impact on our results of operations or financial position.
Amounts included in restricted cash primarily represent cash that serves as collateral for our insurance obligations. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash related to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included in other long-term assets. Otherwise, restricted cash is included in other current assets on our Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown in our Condensed Consolidated Statements of Cash Flows:

($ in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Cash and cash equivalents	$1,210	$1,783	$1,583
Restricted cash included in other current assets	1	1	1
Restricted cash included in other long-term assets	18	15	16
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,229	$1,799	$1,600
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this ASU for the quarter ended May 5, 2018 with no material impact to our Condensed Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are still assessing the impact of this ASU on our Consolidated Financial Statements, but it will result in a material increase in our long-term assets and liabilities. We will adopt the ASU beginning in the first quarter of fiscal 2019.
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

Note 3. Debt and Credit Facilities
Long-term debt consists of the following:

($ in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Notes	$1,249	$1,249	$1,248
Japan Term Loan	—	—	67
Total debt	1,249	1,249	1,315
Less: Current portion of Japan Term Loan	—	—	(67)
Total long-term debt	$1,249	$1,249	$1,248
As of May 5, 2018, February 3, 2018, and April 29, 2017, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 was $1.31 billion, $1.33 billion, and $1.35 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount.
As of April 29, 2017, the carrying amount of our 15 billion Japanese yen, four-year, unsecured term loan (“Japan Term Loan”) approximated its fair value, as the interest rate varies depending on quoted market rates (level 1 inputs). Repayments of 2.5 billion Japanese yen were paid on January 15 of each year, and a final repayment of 7.5 billion Japanese yen, which was due on January 15, 2018, was paid in full in June 2017. Interest was payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2020. On May 31, 2018, we entered into an agreement to extend the term of the Facility. With this extension, the new expiration date of the Facility is May 2023. There were no borrowings and no material outstanding standby letters of credit under the Facility as of May 5, 2018.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $49 million as of May 5, 2018. As of May 5, 2018, there were no borrowings under the Foreign Facilities. There were $16 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of May 5, 2018.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of May 5, 2018, we had $13 million in standby letters of credit issued under these agreements.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended May 5, 2018 or April 29, 2017. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen weeks ended May 5, 2018 or April 29, 2017.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 5, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$642	$28	$614	$—
Short-term investments	164	57	107	—
Derivative financial instruments	26	—	26	—
Deferred compensation plan assets	51	51	—	—
Total	$883	$136	$747	$—
Liabilities:
Derivative financial instruments	$15	$—	$15	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$527	$37	$490	$—
Derivative financial instruments	14	—	14	—
Deferred compensation plan assets	47	47	—	—
Total	$588	$84	$504	$—
Liabilities:
Derivative financial instruments	$43	$—	$43	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	April 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$579	$102	$477	$—
Derivative financial instruments	49	—	49	—
Deferred compensation plan assets	44	44	—	—
Total	$672	$146	$526	$—
Liabilities:
Derivative financial instruments	$19	$—	$19	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits and money market funds. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of May 5, 2018, the Company held $164 million of available-for-sale securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of May 5, 2018, the Company held $35 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheets. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of May 5, 2018. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen weeks ended May 5, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.

Derivative financial instruments primarily include foreign exchange forward contracts. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Mexican pesos, Chinese yuan, and Taiwan dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets on the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities on the Condensed Consolidated Balance Sheets.
We maintain the Gap Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees and non-employee directors to defer base compensation up to a maximum percentage. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets on the Condensed Consolidated Balance Sheets.

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
There were no material impairment charges recorded for long-lived assets for the thirteen weeks ended May 5, 2018 and April 29, 2017.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen weeks ended May 5, 2018 or April 29, 2017.

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

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized in income in the period in which the underlying transaction impacts the Condensed Consolidated Statements of Income.

Net Investment Hedges
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Derivatives designated as cash flow hedges	$865	$745	$920
Derivatives designated as net investment hedges	—	—	31
Derivatives not designated as hedging instruments	647	577	610
Total	$1,512	$1,322	$1,561

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 5, 2018	February 3, 2018	April 29, 2017
Derivatives designated as cash flow hedges:
Other current assets	$12	$11	$31
Other long-term assets	$3	$—	$11
Accrued expenses and other current liabilities	$12	$32	$9
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives designated as net investment hedges:
Other current assets	$—	$—	$1
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$—
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$11	$3	$6
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$3	$11	$10
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$26	$14	$49
Total derivatives in a liability position	$15	$43	$19
The majority of the unrealized gains and losses from designated cash flow hedges as of May 5, 2018 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of May 5, 2018 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $8 million, $1 million, and $13 million as of May 5, 2018, February 3, 2018, and April 29, 2017, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $18 million, $13 million, and $36 million and the net amounts of the derivative financial instruments in a liability position would be $7 million, $42 million, and $6 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively.

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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Derivatives in cash flow hedging relationships:
Gain recognized in other comprehensive income	$22	$4
Gain reclassified into cost of goods sold and occupancy expenses	$3	$6
Gain (loss) reclassified into operating expenses	$—	$—

Derivatives in net investment hedging relationships:
Gain recognized in other comprehensive income	$—	$1
For the thirteen weeks ended May 5, 2018 and April 29, 2017, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Gain (loss) recognized in operating expenses	$12	$(12)

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 5, 2018	April 29, 2017
Number of shares repurchased (1)	3.2	4.2
Total cost	$100	$100
Average per share cost including commissions	$31.22	$24.07
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2016, the Board of Directors approved a $1.0 billion share repurchase authorization, of which $585 million was remaining as of May 5, 2018.
All of the share repurchases were paid for as of May 5, 2018. All except $4 million of the total share repurchases were paid for as of April 29, 2017. The $4 million of the share repurchases that settled subsequent to April 29, 2017 are included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet as of April 29, 2017. All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
13 Weeks Ended May 5, 2018:
Foreign currency translation and other, net	(7)	—	(7)
Change in fair value of derivative financial instruments	—	28	28
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Other comprehensive income (loss), net of tax	(7)	22	15
Balance at May 5, 2018	$57	$(6)	$51

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
13 Weeks Ended April 29, 2017:
Foreign currency translation and other, net	(4)	—	(4)
Change in fair value of derivative financial instruments	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive loss, net of tax	(4)	(4)	(8)
Balance at April 29, 2017	$25	$21	$46
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Stock units	$16	$16
Stock options	4	3
Employee stock purchase plan	1	1
Share-based compensation expense	21	20
Less: Income tax benefit	(5)	(8)
Share-based compensation expense, net of tax	$16	$12
Beginning in the first quarter of fiscal 2017, we account for forfeitures as they occur, rather than estimate expected forfeitures, when recognizing share-based compensation expense. The cumulative-effect adjustment of this change was recognized as a $3 million increase, net of tax, to retained earnings as of the beginning of fiscal 2017.

Note 9. Income Taxes
The effective income tax rate was 25.1 percent for the thirteen weeks ended May 5, 2018, compared with 39.9 percent for the thirteen weeks ended April 29, 2017. The decrease in the effective tax rate was primarily due to the reduction in the U.S. federal statutory tax rate from 35 percent to 21 percent, enacted as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
On December 22, 2017, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 118 to address the application of FASB ASC Topic 740, Income Taxes, in reporting periods that include December 22, 2017. SAB No. 118, codified under ASU 2018-05 in March 2018, permits organizations to report provisional amounts during a measurement period for the specific income tax effects of the TCJA for which the accounting under ASC Topic 740 will be incomplete but a reasonable estimate can be determined. The measurement period ends when an organization has obtained, prepared and analyzed the information needed to complete the accounting requirements under ASC Topic 740, not to extend beyond one year from the enactment date of the TCJA.

During the fourteen weeks ended February 3, 2018, we recorded an estimated net charge of $57 million for the effects of the enactment of TCJA, primarily due to the impact of the one-time transition tax on the deemed repatriation of foreign income and the impact of TCJA on deferred tax assets and liabilities. During the thirteen weeks ended May 5, 2018, we have not made any measurement period adjustments related to our provisional estimated net charge of $57 million and we will continue to evaluate the TCJA, collect and prepare necessary data, and interpret additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”). In accordance with SAB No. 118, we will complete our accounting for the tax effects of the TCJA during fiscal 2018 and adjustments to our provisional estimated net charge may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries and favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective at the beginning fiscal 2018. Our provisional estimates for GILTI, BEAT and FDII do not materially impact our effective income tax rate for the thirteen weeks ended May 5, 2018.
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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of May 5, 2018, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $2 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statements of Income would not be material.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 5, 2018	April 29, 2017
Weighted-average number of shares - basic	389	399
Common stock equivalents	4	1
Weighted-average number of shares - diluted	393	400
The above computations of weighted-average number of shares – diluted exclude 5 million and 9 million shares related to stock options and other stock awards for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 5, 2018, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 5, 2018, February 3, 2018, and April 29, 2017, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of May 5, 2018, February 3, 2018, and April 29, 2017 was not material for any individual Action or in total. Subsequent to May 5, 2018 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Fire at the Fishkill Distribution Center
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York. The Company maintains property and business interruption insurance coverage and, based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries based on the determination that recovery of certain fire-related costs is probable. In January 2018, the Company agreed upon a final settlement with its insurers.
During the thirteen weeks ended April 29, 2017, we allocated $14 million of advance payments of insurance proceeds to the loss on property and equipment based on the current estimate of recovery of certain fire-related costs, and the amount has been reported as insurance proceeds allocated to loss on property and equipment, a component of cash flows from investing activities, in the Condensed Consolidated Statement of Cash Flows.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Old Navy, Gap, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of May 5, 2018, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of May 5, 2018.
Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended May 5, 2018 (1)
U.S. (2)	$1,590	$680	$479	$269	$3,018	80%
Canada	127	77	50	1	255	7
Europe	—	135	4	—	139	4
Asia	12	284	25	—	321	8
Other regions	16	28	6	—	50	1
Total	$1,745	$1,204	$564	$270	$3,783	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended April 29, 2017 (1)
U.S. (2)	$1,426	$668	$437	$202	$2,733	79%
Canada	111	77	45	1	234	7
Europe	—	133	4	—	137	4
Asia	9	250	24	—	283	8
Other regions	16	30	7	—	53	2
Total	$1,562	$1,158	$517	$203	$3,440	100%
__________

(1)
Net sales for the 13 weeks ended May 5, 2018 reflect the adoption of the new revenue recognition standard and the favorable impact of the calendar shift due to the 53rd week in fiscal 2017. Prior period amounts have not been restated due to adoption of the new revenue standard and continue to be reported under accounting standards in effect for those periods.

(2)	U.S. includes the United States, Puerto Rico, and Guam.

(3)	Primarily consists of revenue for the Athleta and Intermix brands.
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
OVERVIEW
During the first quarter of fiscal 2018, we adopted the new revenue recognition standard, ASC 606, using the modified retrospective transition method and recorded an increase to opening retained earnings of $36 million, net of tax. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue recognition standard did not have a significant impact to net income for the first quarter of fiscal 2018 but did have a significant impact to the presentation of net sales, cost of goods sold and occupancy expenses, and operating expenses in the Condensed Consolidated Statement of Income. The presentation changes primarily consist of $92 million in income from revenue sharing associated with our credit card programs, which is now recorded as net sales and was previously recorded as a reduction to operating expenses in our Condensed Consolidated Statements of Income; and $44 million in reimbursements of loyalty program discounts associated with our credit card programs, which is now recorded as net sales and was previously recorded as a reduction to cost of goods sold and occupancy expenses in our Condensed Consolidated Statements of Income. See Note 2 of Notes to Condensed Consolidated Financial Statements for a table that summarizes the impact of the adoption of the new revenue standard to the Condensed Consolidated Statement of Income for the first quarter of fiscal 2018.
Financial results for the first quarter of fiscal 2018 are as follows:

•	Net sales for the first quarter of fiscal 2018 increased 10 percent compared with the first quarter of fiscal 2017.

•	Comparable sales for the first quarter of fiscal 2018 increased 1 percent compared with a 2 percent increase for the first quarter of fiscal 2017.

•
Gross profit for the first quarter of fiscal 2018 was $1.43 billion compared with $1.30 billion for the first quarter of fiscal 2017. Gross margin for the first quarter of fiscal 2018 was 37.7 percent compared with 37.9 percent for the first quarter of fiscal 2017.

•	Operating margin for the first quarter of fiscal 2018 was 6.1 percent compared with 7.4 percent for the first quarter of fiscal 2017.

•	Net income for the first quarter of fiscal 2018 was $164 million compared with $143 million for the first quarter of fiscal 2017.

•	Diluted earnings per share was $0.42 for the first quarter of fiscal 2018 compared with $0.36 for the first quarter of fiscal 2017.

•	During the first quarter of fiscal 2018, we distributed $194 million to shareholders through share repurchases and dividends.
Our business priorities for fiscal 2018 remain as follows:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in core businesses and loyalty categories;

•	investing in digital and customer capabilities to support growth;

•	creating a unique and differentiated shopping experience that attracts new customers and builds loyalty, with focus on both the physical and digital expressions of our brands;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	continuing to integrate social and environmental sustainability into business practices to support long term growth; and

•	attracting and retaining strong talent in our businesses and functions.

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

RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales (“Comp Sales”)
Fiscal 2018 consists of 52 weeks versus 53 weeks in fiscal 2017. Due to the 53rd week in fiscal 2017, comparable ("Comp) sales for the first quarter of fiscal 2018 are compared to the 13-week period ended May 6, 2017.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Old Navy Global	3%	8%
Gap Global	(4)%	(4)%
Banana Republic Global	3%	(4)%
The Gap, Inc.	1%	2%
Comp Sales include merchandise sales in Company-operated stores and merchandise sales through online channels in those countries where we have existing comparable store sales. The calculation of The Gap, Inc. Comp Sales includes the results of Athleta and Intermix, but excludes the results of our franchise business.
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

Store Count and Square Footage Information
Net sales per average square foot are as follows:

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Net sales per average square foot (1)	$79	$74
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes both sales through our online channels as well as ship-from-store sales.

Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2018	13 Weeks Ended May 5, 2018		May 5, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	9	1	1,074	17.8
Old Navy Asia	14	—	—	14	0.2
Gap North America	810	3	7	806	8.4
Gap Asia	313	8	1	320	3.1
Gap Europe	155	3	3	155	1.3
Banana Republic North America	576	1	5	572	4.8
Banana Republic Asia	45	2	2	45	0.2
Banana Republic Europe	—	—	—	—	—
Athleta North America	148	—	1	147	0.6
Intermix North America	38	—	—	38	0.1
Company-operated stores total	3,165	26	20	3,171	36.5
Franchise	429	36	19	446	N/A
Total	3,594	62	39	3,617	36.5
Decrease over prior year				(1.0)%	—%

	January 28, 2017	13 Weeks Ended April 29, 2017		April 29, 2017
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,043	5	1	1,047	17.5
Old Navy Asia	13	—	—	13	0.2
Gap North America	844	—	9	835	8.6
Gap Asia	311	2	6	307	2.9
Gap Europe	164	—	1	163	1.4
Banana Republic North America	601	—	4	597	5.0
Banana Republic Asia	48	1	—	49	0.2
Banana Republic Europe	1	—	1	—	—
Athleta North America	132	1	—	133	0.6
Intermix North America	43	—	1	42	0.1
Company-operated stores total	3,200	9	23	3,186	36.5
Franchise	459	15	8	466	N/A
Total	3,659	24	31	3,652	36.5
Decrease over prior year				(2.0)%	(3.4)%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2018 increased $343 million, or 10 percent, compared with the first quarter of fiscal 2017 primarily driven by the impact of presentation changes of $141 million resulting from the adoption of the new revenue recognition standard, favorable impact from the calendar shift created by the 53rd week in fiscal 2017, and favorable impact of foreign exchange of $42 million. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2017 were translated at exchange rates applicable during the first quarter of fiscal 2018.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Cost of goods sold and occupancy expenses	$2,356	$2,137
Gross profit	$1,427	$1,303
Cost of goods sold and occupancy expenses as a percentage of net sales	62.3%	62.1%
Gross margin	37.7%	37.9%
Cost of goods sold and occupancy expenses increased 0.2 percentage points as a percentage of net sales in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017.

•
Cost of goods sold increased 1.4 percentage point as a percentage of net sales in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, primarily driven by lower product margin due to higher promotional activity and higher inventory write-offs, as well as presentation changes resulting from the adoption of the new revenue recognition standard. In the first quarter of fiscal 2018, $44 million in reimbursements of loyalty program discounts associated with our credit card programs previously recorded as a reduction of cost of goods sold are now recorded in net sales due to the adoption of the new revenue recognition standard.

•
Occupancy expenses decreased 1.2 percentage point as a percentage of net sales in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, primarily driven by presentation changes resulting from the adoption of the new revenue recognition standard and the calendar shift created by the 53rd week in fiscal 2017 resulting in increased net sales in the first quarter of 2018.

Operating Expenses

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Operating expenses	$1,198	$1,049
Operating expenses as a percentage of net sales	31.7%	30.5%
Operating margin	6.1%	7.4%
Operating expenses increased $149 million, or 1.2 percentage points as a percentage of net sales in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017. The increase in operating expenses for the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to the following:

•
changes to the presentation of $92 million in income from revenue sharing associated with our credit card programs, which was previously recorded as a reduction to operating expenses, resulting from the adoption of the new revenue recognition standard;

•	an increase in expenses related to payroll and benefits, primarily at distribution centers and stores; and

•	income received in 2017 related to favorable settlements of lease terminations.

Interest Expense

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Interest expense	$16	$19
Interest expense primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Income taxes	$55	$95
Effective tax rate	25.1%	39.9%
The decrease in the effective tax rate for the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 is primarily due to the reduction in the U.S. federal statutory tax rate from 35% to 21%, enacted as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).

During the fourth quarter of fiscal 2017, we calculated our best estimate of the impact associated with the TCJA one-time transition tax on the deemed repatriation of foreign income and the impact of TCJA on deferred tax assets and liabilities. We have not made any adjustments to our estimated $57 million net charge during the first quarter of fiscal 2018. We continue to evaluate the TCJA, collect and prepare necessary data, and interpret additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”) and will complete our accounting for the impact of the TCJA during fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases. As of May 5, 2018, cash, cash equivalents, and short-term investments were $1.4 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash from operating activities decreased $157 million during the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, primarily due to the following:

•	a decrease of $182 million related to accrued expenses and other current liabilities, which includes a higher bonus payout in fiscal 2018 compared with the bonus payout in fiscal 2017;

•
a decrease of $98 million related to other current and long-term assets in part due to insurance claims receivable related to the Fishkill fire during fiscal 2017 and due to an increase in accounts receivable during fiscal 2018 due to timing and sales volume; partially offset by

•	an increase of $87 million related to merchandise inventory primarily due to timing of receipts;

•	an increase of $21 million in net income; and

•	an increase of $15 million related to accounts payable primarily due to the timing of lease payments.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first quarter of fiscal 2018 increased $213 million compared with the first quarter of fiscal 2017, primarily due to the following:

•	$167 million increase for purchases of available-for-sale debt securities during fiscal 2018;

•	$28 million higher purchases of property and equipment during fiscal 2018 compared with fiscal 2017; and

•	$14 million of insurance proceeds allocated to the loss on property and equipment during fiscal 2017.

Cash Flows from Financing Activities
Net cash used for financing activities during the first quarter of fiscal 2018 was flat when compared with the first quarter of fiscal 2017.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures, net of insurance proceeds related to loss on property and equipment, as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 5, 2018	April 29, 2017
Net cash (used for) provided by operating activities	$(66)	$91
Less: Purchases of property and equipment	(138)	(110)
Add: Insurance proceeds related to loss on property and equipment	—	14
Free cash flow	$(204)	$(5)

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
We paid a dividend of $0.2425 per share and $0.23 per share during the first quarter of fiscal 2018 and fiscal 2017, respectively. Including the dividend paid during the first quarter of fiscal 2018 of $0.2425 per share, we intend to pay an annual dividend of $0.97 per share for fiscal 2018 compared with the annual dividend of $0.92 per share for fiscal 2017.

Share Repurchases
Certain financial information about the Company’s share repurchases is set forth under the heading “Share Repurchases” in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 3, 2018, other than those which occur in the normal course of business. See Note 11 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
Except for changes resulting from the adoption of new accounting standards during the period, there have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of February 3, 2018 is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following risk factor was updated from those risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. There were no other material changes.
We are subject to data security and privacy risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches also can occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the global regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Protection Regulation (GDPR) and the China Cybersecurity Law, and customers have a high expectation that the Company will adequately protect their personal information from cyber-attack or other security breaches. Security breaches, cyber incidents or allegations that we used personal information in violation of applicable privacy and other laws could result in significant legal and financial exposure, and a loss of consumer confidence in our security and privacy measures, which could have an adverse effect on our results of operations and our reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 5, 2018 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (February 4 - March 3)	—	$—	—	$685	million
Month #2 (March 4 - April 7)	1,960,285	$32.08	1,960,285	$622	million
Month #3 (April 8 - May 5)	1,243,013	$29.86	1,243,013	$585	million
Total	3,203,298	$31.22	3,203,298
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 6.	Exhibits.

10.1	Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
10.2	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
10.3	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
10.4	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	June 1, 2018	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	June 1, 2018	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
10.2	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
10.3	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
10.4	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.