Form 10-Q
period 2018-08-04
GAP INC
filed 2018-08-31
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 27, 2018 was 384,708,284.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges into income;

•	the impact of the Tax Cuts and Jobs Act of 2017, including adjustments to our provisional estimates of the tax effects;

•	the impact of the potential settlement of outstanding tax matters;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	investing in digital and customer capabilities to support growth;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	continuing to integrate social and environmental sustainability into business practices;

•	attracting and retaining strong talent in our business and functions;

•	investing strategically while maintaining operating expense discipline and driving efficiency through productivity initiative;

•	continuing to transform our product to market process with development of a more efficient operating model;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	continuing to invest in strengthening brand awareness, customer acquisition, and digital capabilities;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2018; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 31, 2018, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,322	$1,783	$1,609
Short-term investments	286	—	—
Merchandise inventory	2,202	1,997	2,051
Other current assets	780	788	598
Total current assets	4,590	4,568	4,258
Property and equipment, net of accumulated depreciation of $6,063, $5,962, and $6,002	2,832	2,805	2,643
Other long-term assets	588	616	716
Total assets	$8,010	$7,989	$7,617
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,297	$1,181	$1,230
Accrued expenses and other current liabilities	1,026	1,270	1,062
Income taxes payable	18	10	107
Total current liabilities	2,341	2,461	2,399
Long-term liabilities:
Long-term debt	1,249	1,249	1,248
Lease incentives and other long-term liabilities	1,080	1,135	1,025
Total long-term liabilities	2,329	2,384	2,273
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 385, 389, and 392 shares	19	19	20
Additional paid-in capital	—	8	—
Retained earnings	3,268	3,081	2,902
Accumulated other comprehensive income	53	36	23
Total stockholders’ equity	3,340	3,144	2,945
Total liabilities and stockholders’ equity	$8,010	$7,989	$7,617
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$4,085	$3,799	$7,868	$7,239
Cost of goods sold and occupancy expenses	2,458	2,320	4,814	4,457
Gross profit	1,627	1,479	3,054	2,782
Operating expenses	1,229	1,028	2,427	2,077
Operating income	398	451	627	705
Interest expense	17	16	33	35
Interest income	(7)	(4)	(13)	(7)
Income before income taxes	388	439	607	677
Income taxes	91	168	146	263
Net income	$297	$271	$461	$414
Weighted-average number of shares - basic	387	395	388	397
Weighted-average number of shares - diluted	390	396	391	398
Earnings per share - basic	$0.77	$0.69	$1.19	$1.04
Earnings per share - diluted	$0.76	$0.68	$1.18	$1.04
Cash dividends declared and paid per share	$0.2425	$0.23	$0.485	$0.46
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net income	$297	$271	$461	$414
Other comprehensive income (loss), net of tax
Foreign currency translation and other, net	(16)	21	(23)	17
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $3, $(12), $(3), and $(8)	18	(43)	46	(43)
Reclassification adjustment for gains on derivative financial instruments, net of (tax) tax benefit of $-, $-, $9, and $(2)	—	(1)	(6)	(5)
Other comprehensive income (loss), net of tax	2	(23)	17	(31)
Comprehensive income	$299	$248	$478	$383
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net income	$461	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	279
Amortization of lease incentives	(29)	(30)
Share-based compensation	48	42
Non-cash and other items	12	13
Deferred income taxes	24	(27)
Changes in operating assets and liabilities:
Merchandise inventory	(224)	(203)
Other current assets and other long-term assets	(46)	(23)
Accounts payable	104	(49)
Accrued expenses and other current liabilities	(180)	(111)
Income taxes payable, net of prepaid and other tax-related items	62	160
Lease incentives and other long-term liabilities	34	21
Net cash provided by operating activities	546	486
Cash flows from investing activities:
Purchases of property and equipment	(326)	(275)
Insurance proceeds related to loss on property and equipment	—	59
Purchases of short-term investments	(322)	—
Sales and maturities of short-term investments	36	—
Other	(6)	—
Net cash used for investing activities	(618)	(216)
Cash flows from financing activities:
Payments of current maturities of debt	—	(67)
Proceeds from issuances under share-based compensation plans	33	14
Withholding tax payments related to vesting of stock units	(20)	(14)
Repurchases of common stock	(200)	(200)
Cash dividends paid	(188)	(182)
Other	(1)	—
Net cash used for financing activities	(376)	(449)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(11)	8
Net decrease in cash, cash equivalents, and restricted cash	(459)	(171)
Cash, cash equivalents, and restricted cash at beginning of period	1,799	1,797
Cash, cash equivalents, and restricted cash at end of period	$1,340	$1,626

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$38
Cash paid for income taxes during the period, net of refunds	$61	$130
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of August 4, 2018 and July 29, 2017, and the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 4, 2018 and July 29, 2017 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of August 4, 2018 and July 29, 2017 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 3, 2018 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended August 4, 2018 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 2, 2019.

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
On February 4, 2018, we adopted ASU No. 2014-09 and related amendments (collectively “ASC 606”) using the modified retrospective transition method and recorded an increase to opening retained earnings of $36 million, net of tax, related primarily to breakage revenue for gift cards and credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales, ship-from-stores sales, and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales, ship-from-store sales, and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which are presented on a gross basis on our Condensed Consolidated Balance Sheet. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
Our credit card agreement provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Revenue related to our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. With the adoption of ASC 606, income related to our credit card agreement is now classified within net sales in our Condensed Consolidated Statement of Income.
We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when subsequent sales occur and our obligation to supply franchise partners with our merchandise is satisfied when control transfers. As of the quarter ended August 4, 2018, there were no material contract liabilities related to our franchise agreements.

We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. The opening balance of deferred revenue for these obligations was $232 million and $201 million for the twenty-six and thirteen weeks ended August 4, 2018, respectively. We recognized revenue of $145 million and $87 million related to the opening balance during the twenty-six and thirteen weeks ended August 4, 2018, respectively. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $194 million as of the quarter ended August 4, 2018. We expect that the majority of our revenue deferrals as of the quarter ended August 4, 2018 will be recognized in the next 12 months as our performance obligations are satisfied.
For the thirteen and twenty-six weeks ended August 4, 2018, the impact of applying ASC 606 primarily resulted in an increase in net sales driven by a reclassification of $96 million and $192 million, respectively, for revenue sharing associated with our credit card programs and breakage revenue for gift cards and credit vouchers, which were previously recorded as a reduction to operating expenses in our Condensed Consolidated Statements of Income. Net sales for the thirteen and twenty-six weeks ended August 4, 2018 also increased by $43 million and $87 million, respectively, due to the reclassification of reimbursements of loyalty program discounts associated with our credit card programs, which were previously recorded as a reduction to cost of goods sold and occupancy expenses in our Condensed Consolidated Statements of Income. There were no other material impacts to the Condensed Consolidated Statements of Income resulting from the application of ASC 606 during the thirteen or twenty-six weeks ended August 4, 2018.
In addition, with the adoption of ASC 606 we now recognize allowances for estimated sales returns on a gross basis rather than net basis on our Condensed Consolidated Balance Sheet. For the quarter ended August 4, 2018, we recorded a right of return asset for merchandise we expect to receive back from customers of $38 million, which is recorded within other current assets on our Condensed Consolidated Balance Sheet, and a liability for refunds payable of $86 million, which is recorded within accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. For the quarter ended August 4, 2018, the net amount under the previous guidance would have been $45 million recorded as accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. Accordingly, the impact of the change in accounting standard is an increase of $38 million to other current assets on our Condensed Consolidated Balance Sheet and an increase of $41 million to accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet.
See Note 12 of Notes to Condensed Consolidated Financial Statements “Segment Information” for disaggregation of revenue by brand and by region.
Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which amended the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the statement of cash flows. On February 4, 2018, we adopted ASU 2016-18 on a retrospective basis. The retrospective adoption increased our beginning and ending cash and cash equivalent balances within our Condensed Consolidated Statements of Cash Flows to include restricted cash balances. The adoption had no other material impacts to our Condensed Consolidated Statements of Cash Flows and had no impact on our results of operations or financial position.
Amounts included in restricted cash primarily represent cash that serves as collateral for our insurance obligations. Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash is related to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included within other long-term assets on our Condensed Consolidated Balance Sheets. Otherwise, restricted cash is included within other current assets on our Condensed Consolidated Balance Sheets.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown in our Condensed Consolidated Statements of Cash Flows:

($ in millions)	August 4, 2018	February 3, 2018	July 29, 2017
Cash and cash equivalents	$1,322	$1,783	$1,609
Restricted cash included in other current assets	—	1	1
Restricted cash included in other long-term assets	18	15	16
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$1,340	$1,799	$1,626

Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this ASU on February 4, 2018 with no material impact to our Condensed Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Condensed Consolidated Financial Statements, based on current information.
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. ASU 2016-02, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2018. The ASU can be adopted either as of the effective date without restating prior periods or retrospectively by restating prior periods. We are assessing the impact of this ASU on our Consolidated Financial Statements, but it will result in a material increase in our long-term assets and liabilities. We are also assessing our method of adoption. We will adopt the ASU beginning in the first quarter of fiscal 2019.
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

Note 3. Debt and Credit Facilities
As of August 4, 2018, February 3, 2018, and July 29, 2017, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 was $1.31 billion, $1.33 billion, and $1.36 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2023. There were no borrowings and no material outstanding standby letters of credit under the Facility as of August 4, 2018.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $56 million as of August 4, 2018. As of August 4, 2018, there were no borrowings under the Foreign Facilities. There were $15 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of August 4, 2018.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of August 4, 2018, we had $13 million in standby letters of credit issued under these agreements.
Our 15 billion Japanese yen, four-year, unsecured term loan (“Japan Term Loan”) with repayments of 2.5 billion Japanese yen paid on January 15 of each year, and a final repayment of 7.5 billion Japanese yen, which was due on January 15, 2018, was paid in full in June 2017. Interest was payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended August 4, 2018 or July 29, 2017. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and twenty-six weeks ended August 4, 2018 or July 29, 2017.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 4, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$481	$21	$460	$—
Short-term investments	286	109	177	—
Derivative financial instruments	40	—	40	—
Deferred compensation plan assets	53	53	—	—
Total	$860	$183	$677	$—
Liabilities:
Derivative financial instruments	$7	$—	$7	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$527	$37	$490	$—
Derivative financial instruments	14	—	14	—
Deferred compensation plan assets	47	47	—	—
Total	$588	$84	$504	$—
Liabilities:
Derivative financial instruments	$43	$—	$43	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	July 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$555	$96	$459	$—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	46	46	—	—
Total	$621	$142	$479	$—
Liabilities:
Derivative financial instruments	$52	$—	$52	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits and money market funds. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of August 4, 2018, the Company held $286 million of available-for-sale securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of August 4, 2018, the Company held $14 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheets. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of August 4, 2018. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and twenty-six weeks ended August 4, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.

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
There were no material impairment charges recorded for long-lived assets for the thirteen and twenty-six weeks ended August 4, 2018.
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
There were no material impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended August 4, 2018 or July 29, 2017.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	August 4, 2018	February 3, 2018	July 29, 2017
Derivatives designated as cash flow hedges	$1,052	$745	$1,146
Derivatives designated as net investment hedges	—	—	30
Derivatives not designated as hedging instruments	646	577	616
Total	$1,698	$1,322	$1,792

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 4, 2018	February 3, 2018	July 29, 2017
Derivatives designated as cash flow hedges:
Other current assets	$19	$11	$10
Other long-term assets	$7	$—	$7
Accrued expenses and other current liabilities	$3	$32	$26
Lease incentives and other long-term liabilities	$1	$—	$11

Derivatives designated as net investment hedges:
Other current assets	$—	$—	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$3
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$14	$3	$3
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$3	$11	$12
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$40	$14	$20
Total derivatives in a liability position	$7	$43	$52
The majority of the unrealized gains and losses from designated cash flow hedges as of August 4, 2018, will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of August 4, 2018, shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $4 million, $1 million, and $13 million as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $36 million, $13 million, and $7 million and the net amounts of the derivative financial instruments in a liability position would be $3 million, $42 million, and $39 million as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively.

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
The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$21	$(55)	$43	$(51)
Gain reclassified into cost of goods sold and occupancy expenses	$—	$1	$3	$7
Gain (loss) reclassified into operating expenses	$—	$—	$—	$—

Derivatives in net investment hedging relationships:
Loss recognized in other comprehensive income	$—	$(3)	$—	$(2)
For the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gain (loss) recognized in operating expenses	$12	$(11)	$24	$(23)

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Number of shares repurchased (1)	3.2	4.5	6.4	8.7
Total cost	$100	$100	$200	$200
Average per share cost including commissions	$30.95	$22.30	$31.08	$23.15
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2016, the Board of Directors approved a $1.0 billion share repurchase authorization, of which $485 million was remaining as of August 4, 2018.
All of the share repurchases were paid for as of August 4, 2018, February 3, 2018, and July 29, 2017. All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
13 Weeks Ended May 5, 2018:
Foreign currency translation and other, net	(7)	—	(7)
Change in fair value of derivative financial instruments	—	28	28
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Other comprehensive income (loss), net of tax	(7)	22	15
Balance at May 5, 2018	57	(6)	51
13 Weeks Ended August 4, 2018:
Foreign currency translation and other, net	(16)	—	(16)
Change in fair value of derivative financial instruments	—	18	18
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	(16)	18	2
Balance at August 4, 2018	$41	$12	$53

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
13 Weeks Ended April 29, 2017:
Foreign currency translation and other, net	(4)	—	(4)
Change in fair value of derivative financial instruments	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive loss, net of tax	(4)	(4)	(8)
Balance at April 29, 2017	25	21	46
13 Weeks Ended July 29, 2017:
Foreign currency translation and other, net	21	—	21
Change in fair value of derivative financial instruments	—	(43)	(43)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Other comprehensive income (loss), net of tax	21	(44)	(23)
Balance at July 29, 2017	$46	$(23)	$23
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock units	$22	$18	$38	$33
Stock options	4	3	8	7
Employee stock purchase plan	1	1	2	2
Share-based compensation expense	27	22	48	42
Less: Income tax benefit	(6)	(8)	(12)	(16)
Share-based compensation expense, net of tax	$21	$14	$36	$26

Note 9. Income Taxes
The effective income tax rate was 23.5 percent for the thirteen weeks ended August 4, 2018, compared with 38.3 percent for the thirteen weeks ended July 29, 2017. The effective income tax rate was 24.1 percent for the twenty-six weeks ended August 4, 2018, compared with 38.8 percent for the twenty-six weeks ended July 29, 2017. The decrease in the effective tax rates was primarily due to the reduction in the U.S. federal statutory tax rate from 35 percent to 21 percent, enacted as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
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
During the fourteen weeks ended February 3, 2018, we recorded an estimated net charge of $57 million for the effects of the enactment of TCJA, primarily due to the impact of the one-time transition tax on the deemed repatriation of foreign income and the impact of TCJA on deferred tax assets and liabilities. During the thirteen weeks ended May 5, 2018, we did not make any measurement period adjustments related to our provisional estimated net charge. During the thirteen weeks ended August 4, 2018, we made certain immaterial measurement period adjustments to our fiscal 2017 provisional estimated net charge of $57 million for the impacts of deferred tax assets and liabilities subject to the TCJA rate reduction. We will continue to evaluate the TCJA, collect and prepare necessary data, and interpret additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”), including the proposed regulations regarding the computation of the one-time transition tax on the deemed repatriation of foreign income. In accordance with SAB No. 118, we will complete our accounting for the tax effects of the TCJA during fiscal 2018 and adjustments to our provisional estimated net charge may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries, and favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for us beginning fiscal 2018. Our provisional estimates for GILTI, BEAT, and FDII do not materially impact our effective income tax rate for the thirteen and twenty-six weeks ended August 4, 2018.
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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of August 4, 2018, we have not identified any gross unrecognized tax benefits where it is reasonably possible we will recognize a decrease within the next 12 months.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Weighted-average number of shares - basic	387	395	388	397
Common stock equivalents	3	1	3	1
Weighted-average number of shares - diluted	390	396	391	398
The above computations of weighted-average number of shares – diluted exclude 6 million and 11 million shares related to stock options and other stock awards for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively, and 6 million and 9 million shares related to stock options and other stock awards for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of August 4, 2018, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 4, 2018, February 3, 2018, and July 29, 2017, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of August 4, 2018, February 3, 2018, and July 29, 2017 was not material for any individual Action or in total. Subsequent to August 4, 2018 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Fire at the Fishkill Distribution Center
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York. The Company maintains property and business interruption insurance coverage and, based on the provisions of the Company’s insurance policies, the Company recorded insurance recoveries based on the determination that recovery of certain fire-related costs was probable. In January 2018, the Company agreed upon a final settlement with its insurers.
During the thirteen weeks ended July 29, 2017, the Company agreed upon a partial insurance settlement and recorded a gain of $64 million, primarily related to property and equipment, representing the excess over the loss on fire-related recoverable costs, which was recorded in operating expenses in the Condensed Consolidated Statement of Income.
During the twenty-six weeks ended July 29, 2017, we allocated $59 million of advance payments of insurance proceeds to the loss on property and equipment based on the current estimate of recovery of certain fire-related costs, and the amount has been reported as insurance proceeds allocated to loss on property and equipment, a component of cash flows from investing activities, in the Condensed Consolidated Statement of Cash Flows.

Note 12. Segment Information
The Gap, Inc. is a global retailer that sells apparel, accessories, and personal care products under the Old Navy, Gap, Banana Republic, Athleta, and Intermix brands. We identify our operating segments according to how our business activities are managed and evaluated. As of August 4, 2018, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of August 4, 2018.

Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended August 4, 2018 (1)
U.S. (2)	$1,816	$728	$514	$264	$3,322	82%
Canada	151	94	58	—	303	7
Europe	—	145	3	—	148	4
Asia	11	229	22	—	262	6
Other regions	14	29	7	—	50	1
Total	$1,992	$1,225	$604	$264	$4,085	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended July 29, 2017 (1)
U.S. (2)	$1,596	$719	$492	$231	$3,038	80%
Canada	133	91	54	—	278	7
Europe	—	148	3	—	151	4
Asia	12	252	24	—	288	8
Other regions	16	22	6	—	44	1
Total	$1,757	$1,232	$579	$231	$3,799	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended August 4, 2018 (1)
U.S. (2)	$3,406	$1,408	$993	$533	$6,340	81%
Canada	278	171	108	1	558	7
Europe	—	280	7	—	287	4
Asia	23	513	47	—	583	7
Other regions	30	57	13	—	100	1
Total	$3,737	$2,429	$1,168	$534	$7,868	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended July 29, 2017 (1)
U.S. (2)	$3,022	$1,387	$929	$433	$5,771	80%
Canada	244	168	99	1	512	7
Europe	—	281	7	—	288	4
Asia	21	502	48	—	571	8
Other regions	32	52	13	—	97	1
Total	$3,319	$2,390	$1,096	$434	$7,239	100%
__________

(1)
Net sales for the thirteen and twenty-six weeks ended August 4, 2018 reflect the adoption of the new revenue recognition standard, which resulted in an increase to net sales of $139 million and $279 million, respectively, for revenue sharing and reimbursements of loyalty program discounts associated with the Company's credit card programs, as well as breakage revenue for our gift cards and credit vouchers. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

(2)	U.S. includes the United States, Puerto Rico, and Guam.

(3)	Primarily consists of net sales for the Athleta and Intermix brands.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, and Intermix brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.
OVERVIEW
During the first quarter of fiscal 2018, we adopted the new revenue recognition standard, ASC 606, using the modified retrospective transition method and recorded an increase to opening retained earnings of $36 million, net of tax. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue recognition standard did not have a significant impact to net income for the first half of fiscal 2018, but did have a significant impact to the presentation of net sales, cost of goods sold and occupancy expenses, and operating expenses in the Condensed Consolidated Statement of Income. The presentation changes primarily consist of $96 million and $192 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, for revenue sharing associated with our credit card programs and breakage revenue for gift cards and credit vouchers, which now is recorded as net sales and previously was recorded as a reduction to operating expenses in our Condensed Consolidated Statements of Income; and $43 million and $87 million for the thirteen and twenty-six weeks ended August 4, 2018, respectively, for reimbursements of loyalty program discounts associated with our credit card programs, which now is recorded as net sales and previously was recorded as a reduction to cost of goods sold and occupancy expenses in our Condensed Consolidated Statements of Income. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional disclosures about the adoption of the new revenue standard.
Financial results for the second quarter of fiscal 2018 are as follows:

•	Net sales for the second quarter of fiscal 2018 increased 8 percent compared with the second quarter of fiscal 2017.

•	Comparable sales for the second quarter of fiscal 2018 increased 2 percent compared with a 1 percent increase for the second quarter of fiscal 2017.

•
Gross profit for the second quarter of fiscal 2018 was $1.6 billion compared with $1.5 billion for the second quarter of fiscal 2017. Gross margin for the second quarter of fiscal 2018 was 39.8 percent compared with 38.9 percent for the second quarter of fiscal 2017.

•
Operating margin for the second quarter of fiscal 2018 was 9.7 percent compared with 11.9 percent for the second quarter of fiscal 2017, which includes a gain on insurance proceeds of $64 million related to the fire that occurred at the Fishkill, New York Company-owned distribution center.

•	Net income for the second quarter of fiscal 2018 was $297 million compared with $271 million for the second quarter of fiscal 2017.

•	Diluted earnings per share was $0.76 for the second quarter of fiscal 2018 compared with $0.68 for the second quarter of fiscal 2017.

•	During the first half of fiscal 2018, we distributed $388 million to shareholders through share repurchases and dividends.
Our business priorities for fiscal 2018 remain as follows:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in core businesses and loyalty categories;

•	investing in digital and customer capabilities to support growth;

•	creating a unique and differentiated converged retail shopping experience that attracts new customers and builds loyalty, with focus on both the physical and digital expressions of our brands;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	continuing to integrate social and environmental sustainability into business practices to support long term growth; and

•	attracting and retaining strong talent in our businesses and functions.

In fiscal 2018, we are focused on investing strategically in the business while maintaining operating expense discipline and driving efficiency through our productivity initiative. One of our primary objectives is to continue transforming our product to market process, with the development of a more efficient operating model, allowing us to more fully leverage our scale. To enable this, we have a number of product, supply chain, and IT initiatives underway. Furthermore, we expect to continue our investment in customer experience to drive higher customer engagement and loyalty across all of our brands and channels, resulting in market share gains. Finally, we will continue to invest in strengthening brand awareness, customer acquisition, and digital capabilities. Underpinning these strategies is a focus on utilizing data, analytics, and technology to respond faster while making decisions that will fuel market share gains and lead to a more nimble organization.

RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales (“Comp Sales”)
Fiscal 2018 consists of 52 weeks versus 53 weeks in fiscal 2017. Due to the 53rd week in fiscal 2017, in order to maintain consistency, comparable ("Comp") sales for the second quarter of fiscal 2018 and the first half of fiscal 2018 are compared to the thirteen and twenty-six weeks ended August 5, 2017.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Old Navy Global	5%	5%	4%	6%
Gap Global	(5)%	(1)%	(5)%	(2)%
Banana Republic Global	2%	(5)%	2%	(5)%
The Gap, Inc.	2%	1%	1%	2%
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales per average square foot (1)	$90	$85	169	$160
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes both sales through our online channels as well as ship-from-store sales.

Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2018	26 Weeks Ended August 4, 2018		August 4, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	30	2	1,094	18.1
Old Navy Asia	14	—	—	14	0.2
Gap North America	810	4	14	800	8.2
Gap Asia	313	9	3	319	3.1
Gap Europe	155	5	5	155	1.3
Banana Republic North America	576	3	9	570	4.8
Banana Republic Asia	45	2	3	44	0.2
Athleta North America	148	7	1	154	0.6
Intermix North America	38	—	1	37	0.1
Company-operated stores total	3,165	60	38	3,187	36.6
Franchise	429	47	37	439	N/A
Total	3,594	107	75	3,626	36.6
Increase (decrease) over prior year				(0.4)%	0.3%

	January 28, 2017	26 Weeks Ended July 29, 2017		July 29, 2017
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,043	13	5	1,051	17.5
Old Navy Asia	13	—	—	13	0.2
Gap North America	844	3	13	834	8.6
Gap Asia	311	3	9	305	2.9
Gap Europe	164	—	5	159	1.4
Banana Republic North America	601	3	8	596	5.0
Banana Republic Asia	48	1	1	48	0.2
Banana Republic Europe	1	—	1	—	—
Athleta North America	132	1	—	133	0.6
Intermix North America	43	—	3	40	0.1
Company-operated stores total	3,200	24	45	3,179	36.5
Franchise	459	22	18	463	N/A
Total	3,659	46	63	3,642	36.5
Decrease over prior year				(2.4)%	(3.4)%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the second quarter of fiscal 2018 increased $286 million, or 8 percent, compared with the second quarter of fiscal 2017 primarily driven by an increase in Comp Sales for Old Navy Global, an increase in new stores, and the impact of significant presentation changes of $139 million resulting from the adoption of the new revenue recognition standard.
Our net sales for the first half of fiscal 2018 increased $629 million, or 9 percent, compared with the first half of fiscal 2017 primarily driven by an increase in Comp Sales for Old Navy Global, the impact of significant presentation changes of $279 million resulting from the adoption of the new revenue recognition standard, and a net favorable impact of foreign exchange of $65 million. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2017 were translated at exchange rates applicable during the first half of fiscal 2018.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Cost of goods sold and occupancy expenses	$2,458	$2,320	$4,814	$4,457
Gross profit	$1,627	$1,479	$3,054	$2,782
Cost of goods sold and occupancy expenses as a percentage of net sales	60.2%	61.1%	61.2%	61.6%
Gross margin	39.8%	38.9%	38.8%	38.4%
Cost of goods sold and occupancy expenses decreased 0.9 percentage points as a percentage of net sales in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017.

•
Cost of goods sold increased 0.3 percentage points as a percentage of net sales in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017, primarily driven by lower product margin at Gap Global, and higher online shipping costs. This was partially offset by a favorable impact from presentation changes resulting from the adoption of the new revenue recognition standard.

•
Occupancy expenses decreased 1.2 percentage points as a percentage of net sales in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017, primarily driven by presentation changes resulting from the adoption of the new revenue recognition standard, store closures, and an increase in online sales without a corresponding increase in occupancy expenses.

Cost of goods sold and occupancy expenses decreased 0.4 percentage points as a percentage of net sales in the first half of fiscal 2018 compared with the first half of fiscal 2017.

•
Cost of goods sold increased 0.8 percentage points as a percentage of net sales in the first half of fiscal 2018 compared with the first half of fiscal 2017, primarily driven by higher online shipping costs, higher inventory write-offs at Gap Global, and lower product margin at Gap Global. This was partially offset by a favorable impact from presentation changes resulting from the adoption of the new revenue recognition standard.

•
Occupancy expenses decreased 1.2 percentage points as a percentage of net sales in the first half of fiscal 2018 compared with the first half of fiscal 2017, primarily driven by presentation changes resulting from the adoption of the new revenue recognition standard, an increase in online sales without a corresponding increase in occupancy expenses, and store closures.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Operating expenses	$1,229	$1,028	$2,427	$2,077
Operating expenses as a percentage of net sales	30.1%	27.1%	30.8%	28.7%
Operating margin	9.7%	11.9%	8.0%	9.7%
Operating expenses increased $201 million, or 3.0 percentage points as a percentage of net sales in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017. Operating expenses increased $350 million, or 2.1 percentage points as a percentage of net sales in the first half of fiscal 2018 compared with the first half of fiscal 2017.
The increase in operating expenses for the second quarter and first half of fiscal 2018 compared with the respective periods of 2017 was primarily due to the following:

•	presentation changes resulting from the adoption of the new revenue recognition standard;

•	a gain on insurance proceeds of $64 million in the second quarter of fiscal 2017 related to the fire that occurred at the Fishkill, New York Company-owned distribution center; and

•	an increase in expenses related to payroll and benefits, primarily at stores and distribution centers due to increased volume.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Interest expense	$17	$16	$33	$35
Interest expense primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Income taxes	$91	$168	$146	$263
Effective tax rate	23.5%	38.3%	24.1%	38.8%
The decrease in the effective tax rate for the second quarter and first half of fiscal 2018 compared with the respective periods of fiscal 2017 is primarily due to the reduction in the U.S. federal statutory tax rate from 35% to 21%, enacted as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).
During the fourth quarter of fiscal 2017, we calculated our best estimate of the impact associated the TCJA one-time transition tax on the deemed repatriation of foreign income and the impact of TCJA on deferred tax assets and liabilities. During the thirteen weeks ended August 4, 2018, we made certain immaterial measurement period adjustments to our fiscal 2017 provisional estimated net charge of $57 million for the impacts of deferred tax assets and liabilities subject to the TCJA rate reduction. We continue to evaluate the TCJA, collect and prepare necessary data, and interpret additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”) and will complete our accounting for the impact of the TCJA during fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases. As of August 4, 2018, cash, cash equivalents, and short-term investments were $1.6 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash from operating activities increased $60 million during the first half of fiscal 2018 compared with the first half of fiscal 2017, primarily due to the following:

•	an increase of $153 million related to accounts payable primarily due to the timing of inventory and lease payments;

•	an increase of $47 million in net income; partially offset by

•	a decrease of $98 million in income taxes payable primarily due to the federal statutory tax rate decrease; and

•	a decrease of $69 million related to accrued expenses and other current liabilities primarily due to higher bonus payout in fiscal 2018 compared with the bonus payout in fiscal 2017.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first half of fiscal 2018 increased $402 million compared with the first half of fiscal 2017, primarily due to the following:

•	$286 million of net purchases of available-for-sale securities during fiscal 2018; and

•	$59 million of insurance proceeds allocated to the loss on property and equipment during the first half of fiscal 2017.

Cash Flows from Financing Activities
Net cash used for financing activities during the first half of fiscal 2018 decreased $73 million compared with the first half of fiscal 2017, primarily due to a $67 million repayment of the Japan term loan during the first half of fiscal 2017.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 4, 2018	July 29, 2017
Net cash provided by operating activities	$546	$486
Less: Purchases of property and equipment	(326)	(275)
Add: Insurance proceeds related to loss on property and equipment	—	59
Free cash flow	$220	$270

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
We paid a dividend of $0.485 per share and $0.46 per share during the first half of fiscal 2018 and fiscal 2017, respectively. Including the dividend paid during the first half of fiscal 2018, we intend to pay an annual dividend of $0.97 per share for fiscal 2018 compared with the annual dividend of $0.92 per share for fiscal 2017.

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
Our market risk profile as of February 3, 2018, is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, other than what was previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 4, 2018 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (May 6 - June 2)	407,272	$28.52	407,272	$573	million
Month #2 (June 3 - July 7)	1,686,360	$32.14	1,686,360	$519	million
Month #3 (July 8 - August 4)	1,138,830	$30.04	1,138,830	$485	million
Total	3,232,462	$30.95	3,232,462
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 6.	Exhibits.

10.1	Second Amended and Restated Revolving Credit Agreement dated May 31, 2018. (2).
10.2
Sixth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 22, 2018. (1) (2)

10.3	Agreement with Neil Fiske dated June 11, 2018. (2)
10.4	Agreement with Art Peck dated June 1, 2018, filed as Exhibit 10.1 to Registrant’s Form 8-K on June 4, 2018, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

__________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 31, 2018	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	August 31, 2018	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Second Amended and Restated Revolving Credit Agreement dated May 31, 2018. (2)
10.2
Sixth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 22, 2018. (1) (2)

10.3	Agreement with Neil Fiske dated June 11, 2018. (2)
10.4	Agreement with Art Peck dated June 1, 2018, filed as Exhibit 10.1 to Registrant’s Form 8-K on June 4, 2018, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (2)

_____________________________

(1)	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

(2)	Filed herewith.

(3)	Furnished herewith.