Form 10-Q
period 2018-11-03
GAP INC
filed 2018-11-30
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 26, 2018 was 381,434,098.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of the adoption of new accounting standards;

•	recognition of unrealized gains and losses from designated cash flow hedges into income;

•	the impact of the Tax Cuts and Jobs Act of 2017, including adjustments to our provisional estimates of the tax effects;

•	the impact of the potential settlement of outstanding tax matters;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	continuing to drive our balanced growth strategy, with particular emphasis on addressing the underperformance of the Gap brand, specifically its specialty fleet globally;

•	investing in digital and customer capabilities to support growth;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	continuing to integrate social and environmental sustainability into business practices;

•	attracting and retaining strong talent in our business and functions;

•	investing strategically while maintaining operating expense discipline and driving efficiency through productivity initiative;

•	continuing to transform our product to market process with development of a more efficient operating model;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	continuing to invest in strengthening brand awareness, customer acquisition, and digital capabilities;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2018; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 30, 2018, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$958	$1,783	$1,353
Short-term investments	296	—	—
Merchandise inventory	2,668	1,997	2,476
Other current assets	792	788	654
Total current assets	4,714	4,568	4,483
Property and equipment, net of accumulated depreciation of $6,112, $5,962, and $6,041	2,887	2,805	2,686
Other long-term assets	572	616	726
Total assets	$8,173	$7,989	$7,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,299	$1,181	$1,330
Accrued expenses and other current liabilities	1,070	1,270	1,132
Income taxes payable	24	10	134
Total current liabilities	2,393	2,461	2,596
Long-term liabilities:
Long-term debt	1,249	1,249	1,248
Lease incentives and other long-term liabilities	1,091	1,135	1,027
Total long-term liabilities	2,340	2,384	2,275
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 382, 389, and 389 shares	19	19	19
Additional paid-in capital	—	8	—
Retained earnings	3,368	3,081	2,965
Accumulated other comprehensive income	53	36	40
Total stockholders’ equity	3,440	3,144	3,024
Total liabilities and stockholders’ equity	$8,173	$7,989	$7,895
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$4,089	$3,838	$11,957	$11,077
Cost of goods sold and occupancy expenses	2,466	2,313	7,280	6,770
Gross profit	1,623	1,525	4,677	4,307
Operating expenses	1,260	1,147	3,687	3,224
Operating income	363	378	990	1,083
Interest expense	21	18	54	53
Interest income	(8)	(4)	(21)	(11)
Income before income taxes	350	364	957	1,041
Income taxes	84	135	230	398
Net income	$266	$229	$727	$643
Weighted-average number of shares - basic	384	391	387	395
Weighted-average number of shares - diluted	387	393	390	397
Earnings per share - basic	$0.69	$0.59	$1.88	$1.63
Earnings per share - diluted	$0.69	$0.58	$1.86	$1.62
Cash dividends declared and paid per share	$0.2425	$0.23	$0.7275	$0.69
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net income	$266	$229	$727	$643
Other comprehensive income (loss), net of tax
Foreign currency translation and other, net	(4)	(5)	(27)	12
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $1, $2, $(2), and $(6)	11	23	57	(20)
Reclassification adjustment for gains on derivative financial instruments, net of (tax) tax benefit of $(1), $6, $8, and $4	(7)	(1)	(13)	(6)
Other comprehensive income (loss), net of tax	—	17	17	(14)
Comprehensive income	$266	$246	$744	$629
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$727	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425	418
Amortization of lease incentives	(45)	(46)
Share-based compensation	72	60
Non-cash and other items	10	26
Deferred income taxes	33	(50)
Changes in operating assets and liabilities:
Merchandise inventory	(696)	(636)
Other current assets and other long-term assets	(64)	(60)
Accounts payable	90	55
Accrued expenses and other current liabilities	(148)	(46)
Income taxes payable, net of prepaid and other tax-related items	127	188
Lease incentives and other long-term liabilities	36	48
Net cash provided by operating activities	567	600
Cash flows from investing activities:
Purchases of property and equipment	(510)	(463)
Insurance proceeds related to loss on property and equipment	—	60
Purchases of short-term investments	(408)	—
Sales and maturities of short-term investments	112	—
Other	(7)	—
Net cash used for investing activities	(813)	(403)
Cash flows from financing activities:
Payments of current maturities of debt	—	(67)
Proceeds from issuances under share-based compensation plans	40	23
Withholding tax payments related to vesting of stock units	(22)	(15)
Repurchases of common stock	(300)	(300)
Cash dividends paid	(281)	(272)
Other	(1)	—
Net cash used for financing activities	(564)	(631)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(13)	7
Net decrease in cash, cash equivalents, and restricted cash	(823)	(427)
Cash, cash equivalents, and restricted cash at beginning of period	1,799	1,797
Cash, cash equivalents, and restricted cash at end of period	$976	$1,370

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$77	$76
Cash paid for income taxes during the period, net of refunds	$73	$260
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The Condensed Consolidated Balance Sheets as of November 3, 2018 and October 28, 2017, and the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Comprehensive Income for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 3, 2018 and October 28, 2017 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, and cash flows as of November 3, 2018 and October 28, 2017 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 3, 2018 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended November 3, 2018 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 2, 2019.

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
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which is presented on a gross basis on our Condensed Consolidated Balance Sheet. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
Our credit card agreement provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. With the adoption of ASC 606, income related to our credit card agreement is now classified within net sales in our Condensed Consolidated Statement of Income.

We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control transfers. As of the quarter ended November 3, 2018, there were no material contract liabilities related to our franchise agreements.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended November 3, 2018, the opening balance of deferred revenue for these obligations was $194 million, of which $84 million was recognized as revenue during the period. For the thirty-nine weeks ended November 3, 2018, the opening balance of deferred revenue for these obligations was $232 million, of which $170 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $193 million as of the quarter ended November 3, 2018. We expect that the majority of our revenue deferrals as of the quarter ended November 3, 2018 will be recognized as revenue in the next 12 months as our performance obligations are satisfied.
For the thirteen and thirty-nine weeks ended November 3, 2018, the impact of applying ASC 606 primarily resulted in an increase in net sales driven by a reclassification of $128 million and $320 million, respectively, for revenue sharing associated with our credit card programs and breakage revenue for gift cards and credit vouchers, which were previously recorded as a reduction to operating expenses in our Condensed Consolidated Statements of Income. Net sales for the thirteen and thirty-nine weeks ended November 3, 2018 also increased by $42 million and $129 million, respectively, due to the reclassification of reimbursements of loyalty program discounts associated with our credit card programs, which were previously recorded as a reduction to cost of goods sold and occupancy expenses in our Condensed Consolidated Statements of Income. There were no other material impacts to the Condensed Consolidated Statements of Income resulting from the application of ASC 606 during the thirteen or thirty-nine weeks ended November 3, 2018.
In addition, with the adoption of ASC 606 we now recognize allowances for estimated sales returns on a gross basis rather than net basis on our Condensed Consolidated Balance Sheet. For the quarter ended November 3, 2018, we recorded a right of return asset for merchandise we expect to receive back from customers of $44 million, which is recorded within other current assets on our Condensed Consolidated Balance Sheet, and a liability for refunds payable of $103 million, which is recorded within accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. For the quarter ended November 3, 2018, the net amount under the previous guidance would have been $57 million recorded as accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheet. Accordingly, the impact of the change in accounting standard on our Condensed Consolidated Balance Sheet is an increase of $44 million to other current assets and an increase of $46 million to accrued expenses and other current liabilities.
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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown in our Condensed Consolidated Statements of Cash Flows:

($ in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Cash and cash equivalents	$958	$1,783	$1,353
Restricted cash included in other current assets	1	1	1
Restricted cash included in other long-term assets	17	15	16
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$976	$1,799	$1,370
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that year. The standard may be adopted by a modified retrospective method or by an optional transition method, which allows for the prospective application of the standard. We are assessing the impact of this ASU on our Consolidated Financial Statements, but it will result in a material increase to our long-term assets and liabilities. We will adopt this ASU on February 4, 2019 and plan to use the optional transition method with a cumulative adjustment to retained earnings.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. We are assessing the impact of this ASU on our Consolidated Financial Statements. We will adopt this ASU on a prospective basis on February 4, 2019.

Note 3. Debt and Credit Facilities
As of November 3, 2018, February 3, 2018, and October 28, 2017, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 was $1.29 billion, $1.33 billion, and $1.35 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2023. There were no borrowings and no material outstanding standby letters of credit under the Facility as of November 3, 2018.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $56 million as of November 3, 2018. As of November 3, 2018, there were no borrowings under the Foreign Facilities. There were $15 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of November 3, 2018.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of November 3, 2018, we had $13 million in standby letters of credit issued under these agreements.
Our 15 billion Japanese yen, four-year, unsecured term loan which was due on January 15, 2018, was paid in full in June 2017.

Note 4. Fair Value Measurements
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended November 3, 2018 or October 28, 2017. There were no transfers of financial assets or liabilities into or out of level 1 and level 2 during the thirteen and thirty-nine weeks ended November 3, 2018 or October 28, 2017.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	November 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$438	$30	$408	$—
Short-term investments	296	124	172	—
Derivative financial instruments	46	—	46	—
Deferred compensation plan assets	49	49	—	—
Total	$829	$203	$626	$—
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$527	$37	$490	$—
Derivative financial instruments	14	—	14	—
Deferred compensation plan assets	47	47	—	—
Total	$588	$84	$504	$—
Liabilities:
Derivative financial instruments	$43	$—	$43	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$389	$28	$361	$—
Derivative financial instruments	31	—	31	—
Deferred compensation plan assets	46	46	—	—
Total	$466	$74	$392	$—
Liabilities:
Derivative financial instruments	$20	$—	$20	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.

Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of November 3, 2018, the Company held $296 million of available-for-sale securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of November 3, 2018, the Company held $6 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheets. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of November 3, 2018. The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and thirty-nine weeks ended November 3, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
Derivative financial instruments primarily include foreign exchange forward contracts. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Mexican pesos, Taiwan dollars, and Chinese yuan. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets on the Condensed Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
There were no material impairment charges recorded for long-lived assets for the thirteen and thirty-nine weeks ended November 3, 2018.
There were no material impairment charges recorded for long-lived assets for the thirteen weeks ended October 28, 2017.
During the thirty-nine weeks ended October 28, 2017, we recorded a charge for the impairment of long-lived assets of $17 million. The impairment charge was recorded in operating expenses in the Condensed Consolidated Statement of Income and reduced the then carrying amount of the applicable long-lived assets of $18 million to their fair value of $1 million.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no material impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and thirty-nine weeks ended November 3, 2018 or October 28, 2017.

Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Mexican pesos, Taiwan dollars and Chinese yuan. Cash flows from derivative financial instruments are classified as cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

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

Net Investment Hedges
We may also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in these subsidiaries.

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement impact of the underlying intercompany balances, is recorded in operating expenses in the Condensed Consolidated Statements of Income in the same period and generally offset each other.

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Derivatives designated as cash flow hedges	$815	$745	$873
Derivatives designated as net investment hedges	—	—	30
Derivatives not designated as hedging instruments	717	577	581
Total	$1,532	$1,322	$1,484

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	November 3, 2018	February 3, 2018	October 28, 2017
Derivatives designated as cash flow hedges:
Other current assets	$21	$11	$16
Other long-term assets	$5	$—	$4
Accrued expenses and other current liabilities	$1	$32	$11
Lease incentives and other long-term liabilities	$—	$—	$2

Derivatives designated as net investment hedges:
Other current assets	$—	$—	$—
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$—	$2
Lease incentives and other long-term liabilities	$—	$—	$—

Derivatives not designated as hedging instruments:
Other current assets	$20	$3	$11
Other long-term assets	$—	$—	$—
Accrued expenses and other current liabilities	$—	$11	$5
Lease incentives and other long-term liabilities	$—	$—	$—

Total derivatives in an asset position	$46	$14	$31
Total derivatives in a liability position	$1	$43	$20
The majority of the unrealized gains and losses from designated cash flow hedges as of November 3, 2018, will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of November 3, 2018, shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $1 million, $1 million, and $8 million as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $45 million, $13 million, and $23 million and the net amounts of the derivative financial instruments in a liability position would be $0, $42 million, and $12 million as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively.
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

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in other comprehensive income and the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$12	$25	$55	$(26)
Gain (loss) reclassified into cost of goods sold and occupancy expenses	$(8)	$(5)	$(5)	$2
Gain (loss) reclassified into operating expenses	$—	$—	$—	$—

Derivatives in net investment hedging relationships:
Gain (loss) recognized in other comprehensive income	$—	$1	$—	$(1)
For the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded in the Condensed Consolidated Statements of Income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gain (loss) recognized in operating expenses	$14	$10	$38	$(13)

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Number of shares repurchased (1)	3.6	3.8	10.0	12.5
Total cost	$100	$100	$300	$300
Average per share cost including commissions	$28.09	$26.64	$30.01	$24.21
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2016, the Board of Directors approved a $1.0 billion share repurchase authorization, of which $385 million was remaining as of November 3, 2018.
All of the share repurchases were paid for as of November 3, 2018, February 3, 2018, and October 28, 2017. All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
13 Weeks Ended May 5, 2018:
Foreign currency translation and other, net	(7)	—	(7)
Change in fair value of derivative financial instruments	—	28	28
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Other comprehensive income (loss), net of tax	(7)	22	15
Balance at May 5, 2018	57	(6)	51
13 Weeks Ended August 4, 2018:
Foreign currency translation and other, net	(16)	—	(16)
Change in fair value of derivative financial instruments	—	18	18
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	(16)	18	2
Balance at August 4, 2018	41	12	53
13 Weeks Ended November 3, 2018:
Foreign currency translation and other, net	(4)	—	(4)
Change in fair value of derivative financial instruments	—	11	11
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income (loss), net of tax	(4)	4	—
Balance at November 3, 2018	$37	$16	$53

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
13 Weeks Ended April 29, 2017:
Foreign currency translation and other, net	(4)	—	(4)
Change in fair value of derivative financial instruments	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive loss, net of tax	(4)	(4)	(8)
Balance at April 29, 2017	25	21	46
13 Weeks Ended July 29, 2017:
Foreign currency translation and other, net	21	—	21
Change in fair value of derivative financial instruments	—	(43)	(43)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Other comprehensive income (loss), net of tax	21	(44)	(23)
Balance at July 29, 2017	46	(23)	23
13 Weeks Ended October 28, 2017:
Foreign currency translation and other, net	(5)	—	(5)
Change in fair value of derivative financial instruments	—	23	23
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Other comprehensive income (loss), net of tax	(5)	22	17
Balance at October 28, 2017	$41	$(1)	$40
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in the Condensed Consolidated Statements of Income.

Note 8. Share-Based Compensation
Share-based compensation expense recognized in the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock units	$19	$14	$57	$47
Stock options	4	3	12	10
Employee stock purchase plan	1	1	3	3
Share-based compensation expense	24	18	72	60
Less: Income tax benefit	(6)	(7)	(17)	(23)
Share-based compensation expense, net of tax	$18	$11	$55	$37

Note 9. Income Taxes
The effective income tax rate was 24.0 percent for the thirteen weeks ended November 3, 2018, compared with 37.1 percent for the thirteen weeks ended October 28, 2017. The effective income tax rate was 24.0 percent for the thirty-nine weeks ended November 3, 2018, compared with 38.2 percent for the thirty-nine weeks ended October 28, 2017. The decrease in the effective tax rates was primarily due to the reduction in the U.S. federal statutory tax rate from 35 percent to 21 percent, enacted as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), and measurement period adjustments to reduce our fiscal 2017 estimated net charge for the effects of the TCJA, offset by increases in unrecognized tax benefits recorded in connection with examinations by taxing authorities.
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
During the thirteen and thirty-nine weeks ended November 3, 2018, we recorded a $33 million measurement period adjustment to reduce our fiscal 2017 provisional estimated net charge related to the transition tax and recorded certain immaterial measurement period adjustments to reduce our fiscal 2017 provisional estimated impact of the remeasurement of our deferred tax assets and liabilities to reflect the TCJA rate reduction.
We will continue to evaluate the TCJA and interpret additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”), including the proposed regulations regarding the computation of the one-time transition tax on the deemed repatriation of foreign income and the proposed regulations regarding the deduction of certain executive compensation. In accordance with SAB No. 118, we will complete our accounting for the tax effects of the TCJA during fiscal 2018 and adjustments to our provisional estimated net charge may materially impact our provision for income taxes and effective tax rate for fiscal 2018.
The TCJA includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries, a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries, and favorable tax treatment for certain Foreign Derived Intangible Income (“FDII”), effective for us beginning fiscal 2018. Our provisional estimates for GILTI, BEAT, and FDII do not materially impact our effective income tax rate for the thirteen and thirty-nine weeks ended November 3, 2018.
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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of November 3, 2018, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $4 million, primarily due to the closing of audits. If we do recognize such a decrease in gross unrecognized tax benefits, the net impact on the Condensed Consolidated Statements of Income would not be material.

Note 10. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Weighted-average number of shares - basic	384	391	387	395
Common stock equivalents	3	2	3	2
Weighted-average number of shares - diluted	387	393	390	397
The above computations of weighted-average number of shares – diluted exclude 7 million and 9 million shares related to stock options and other stock awards for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively, and 6 million and 9 million shares related to stock options and other stock awards for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of November 3, 2018, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of November 3, 2018, February 3, 2018, and October 28, 2017, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of November 3, 2018, February 3, 2018, and October 28, 2017 was not material for any individual Action or in total. Subsequent to November 3, 2018 and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
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
During the thirty-nine weeks ended October 28, 2017, we allocated $60 million of advance payments of insurance proceeds to the loss on property and equipment based on the estimated recovery of certain fire-related costs, and the amount has been reported as insurance proceeds allocated to loss on property and equipment, a component of cash flows from investing activities, in the Condensed Consolidated Statement of Cash Flows.

Note 12. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of November 3, 2018, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of November 3, 2018.

Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended November 3, 2018 (1)
U.S. (2)	$1,769	$738	$510	$257	$3,274	80%
Canada	152	104	59	1	316	8
Europe	—	145	4	—	149	4
Asia	13	266	21	—	300	7
Other regions	13	30	7	—	50	1
Total	$1,947	$1,283	$601	$258	$4,089	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended October 28, 2017 (1)
U.S. (2)	$1,587	$750	$467	$200	$3,004	79%
Canada	143	109	57	1	310	8
Europe	—	154	4	—	158	4
Asia	13	278	21	—	312	8
Other regions	15	31	8	—	54	1
Total	$1,758	$1,322	$557	$201	$3,838	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
39 Weeks Ended November 3, 2018 (1)
U.S. (2)	$5,175	$2,146	$1,503	$790	$9,614	81%
Canada	430	275	167	2	874	7
Europe	—	425	11	—	436	4
Asia	36	779	68	—	883	7
Other regions	43	87	20	—	150	1
Total	$5,684	$3,712	$1,769	$792	$11,957	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
39 Weeks Ended October 28, 2017 (1)
U.S. (2)	$4,609	$2,137	$1,396	$633	$8,775	79%
Canada	387	277	156	2	822	8
Europe	—	435	11	—	446	4
Asia	34	780	69	—	883	8
Other regions	47	83	21	—	151	1
Total	$5,077	$3,712	$1,653	$635	$11,077	100%
__________

(1)
Net sales for the thirteen and thirty-nine weeks ended November 3, 2018 reflect the adoption of the new revenue recognition standard, which resulted in an increase to net sales of $170 million and $449 million, respectively, for revenue sharing and reimbursements of loyalty program discounts associated with the Company's credit card programs, as well as breakage revenue for our gift cards and credit vouchers. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

(2)	U.S. includes the United States, Puerto Rico, and Guam.

(3)	Primarily consists of net sales for the Athleta and Intermix brands. Beginning in the third quarter of fiscal 2018, the Hill City brand is also included.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, Intermix, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.
OVERVIEW
During the first quarter of fiscal 2018, we adopted the new revenue recognition standard, ASC 606, using the modified retrospective transition method and recorded an increase to opening retained earnings of $36 million, net of tax. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of the new revenue recognition standard did not have a significant impact to net income for the first three quarters of fiscal 2018, but did have a significant impact to the presentation of net sales, cost of goods sold and occupancy expenses, and operating expenses in the Condensed Consolidated Statement of Income. The presentation changes primarily consist of $128 million and $320 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, for revenue sharing associated with our credit card programs and breakage revenue for gift cards and credit vouchers, which now is recorded as net sales and previously was recorded as a reduction to operating expenses in our Condensed Consolidated Statements of Income; and $42 million and $129 million for the thirteen and thirty-nine weeks ended November 3, 2018, respectively, for reimbursements of loyalty program discounts associated with our credit card programs, which now is recorded as net sales and previously was recorded as a reduction to cost of goods sold and occupancy expenses in our Condensed Consolidated Statements of Income. See Note 2 of Notes to Condensed Consolidated Financial Statements for additional disclosures about the adoption of the new revenue standard.
Financial results for the third quarter of fiscal 2018 are as follows:

•	Net sales for the third quarter of fiscal 2018 increased 7 percent compared with the third quarter of fiscal 2017.

•	Comparable sales for the third quarter of fiscal 2018 were flat compared with a 3 percent increase for the third quarter of fiscal 2017.

•	Gross profit for the third quarter of fiscal 2018 was $1.6 billion compared with $1.5 billion for the third quarter of fiscal 2017. Gross margin was 39.7 percent for both periods.

•	Operating margin for the third quarter of fiscal 2018 was 8.9 percent compared with 9.8 percent for the third quarter of fiscal 2017.

•	Net income for the third quarter of fiscal 2018 was $266 million compared with $229 million for the third quarter of fiscal 2017.

•	Diluted earnings per share was $0.69 for the third quarter of fiscal 2018 compared with $0.58 for the third quarter of fiscal 2017.

•	During the first three quarters of fiscal 2018, we distributed $581 million to shareholders through share repurchases and dividends.
Our business priorities for fiscal 2018 are as follows:

•	continue to drive our balanced growth strategy, with particular emphasis on addressing the underperformance of the Gap brand, specifically its specialty fleet globally;

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in core businesses and loyalty categories;

•	investing in digital and customer capabilities to support growth;

•	creating a unique and differentiated converged retail shopping experience that attracts new customers and builds loyalty, with focus on both the physical and digital expressions of our brands;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	continuing to integrate social and environmental sustainability into business practices to support long term growth; and

•	attracting and retaining strong talent in our businesses and functions.
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

RESULTS OF OPERATIONS
Net Sales
See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales (“Comp Sales”)
Fiscal 2018 consists of 52 weeks versus 53 weeks in fiscal 2017. Due to the 53rd week in fiscal 2017, in order to maintain consistency, comparable ("Comp") sales for the thirteen and the thirty-nine weeks ended November 3, 2018 are compared to the thirteen and thirty-nine weeks ended November 4, 2017.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Old Navy Global	4%	4%	4%	5%
Gap Global	(7)%	1%	(6)%	(1)%
Banana Republic Global	2%	(1)%	2%	(4)%
The Gap, Inc.	—%	3%	1%	2%
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales per average square foot (1)	$83	$82	252	$242
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes both sales through our online channels as well as ship-from-store sales.

Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2018	39 Weeks Ended November 3, 2018		November 3, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	54	3	1,117	18.4
Old Navy Asia	14	—	—	14	0.2
Gap North America	810	9	21	798	8.2
Gap Asia	313	17	7	323	3.1
Gap Europe	155	8	9	154	1.3
Banana Republic North America	576	8	10	574	4.8
Banana Republic Asia	45	3	3	45	0.2
Athleta North America	148	10	1	157	0.6
Intermix North America	38	—	2	36	0.1
Company-operated stores total	3,165	109	56	3,218	36.9
Franchise	429	84	43	470	N/A
Total	3,594	193	99	3,688	36.9
Increase over prior year				1.3%	0.8%

	January 28, 2017	39 Weeks Ended October 28, 2017		October 28, 2017
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,043	20	6	1,057	17.6
Old Navy Asia	13	—	—	13	0.2
Gap North America	844	6	15	835	8.6
Gap Asia	311	24	26	309	3.0
Gap Europe	164	2	9	157	1.3
Banana Republic North America	601	4	9	596	5.0
Banana Republic Asia	48	1	1	48	0.2
Banana Republic Europe	1	—	1	—	—
Athleta North America	132	8	—	140	0.6
Intermix North America	43	—	5	38	0.1
Company-operated stores total	3,200	65	72	3,193	36.6
Franchise	459	31	44	446	N/A
Total	3,659	96	116	3,639	36.6
Decrease over prior year				(2.8)%	(2.9)%
Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the third quarter of fiscal 2018 increased $251 million, or 7 percent, compared with the third quarter of fiscal 2017 primarily driven by the impact of significant presentation changes of $170 million resulting from the adoption of the new revenue recognition standard and an increase in net sales for Old Navy Global.
Our net sales for the first three quarters of fiscal 2018 increased $880 million, or 8 percent, compared with the first three quarters of fiscal 2017 primarily driven by the impact of significant presentation changes of $449 million resulting from the adoption of the new revenue recognition standard as well as an increase in net sales for Old Navy Global.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Cost of goods sold and occupancy expenses	$2,466	$2,313	$7,280	$6,770
Gross profit	$1,623	$1,525	$4,677	$4,307
Cost of goods sold and occupancy expenses as a percentage of net sales	60.3%	60.3%	60.9%	61.1%
Gross margin	39.7%	39.7%	39.1%	38.9%
Cost of goods sold and occupancy expenses were flat as a percentage of net sales in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017.

•
Cost of goods sold increased 0.9 percentage points as a percentage of net sales in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017, primarily driven by lower product margin at Gap Global and higher online shipping costs including costs for ramping up automated processes at the Fishkill distribution center. This was offset by a favorable impact from presentation changes resulting from the adoption of the new revenue recognition standard.

•
Occupancy expenses decreased 0.9 percentage points as a percentage of net sales in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017, primarily driven by presentation changes resulting from the adoption of the new revenue recognition standard.

Cost of goods sold and occupancy expenses decreased 0.2 percentage points as a percentage of net sales in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017.

•
Cost of goods sold increased 0.9 percentage points as a percentage of net sales in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017, primarily driven by higher inventory write-offs and lower product margin at Gap Global, as well as higher online shipping costs including costs for ramping up automated processes at the Fishkill distribution center. This was offset by a favorable impact from presentation changes resulting from the adoption of the new revenue recognition standard.

•
Occupancy expenses decreased 1.1 percentage points as a percentage of net sales in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017, primarily driven by presentation changes resulting from the adoption of the new revenue recognition standard and store closures.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Operating expenses	$1,260	$1,147	$3,687	$3,224
Operating expenses as a percentage of net sales	30.8%	29.9%	30.8%	29.1%
Operating margin	8.9%	9.8%	8.3%	9.8%
Operating expenses increased $113 million, or 0.9 percentage points as a percentage of net sales in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017. Operating expenses increased $463 million, or 1.7 percentage points as a percentage of net sales in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017.

The increase in operating expenses for the third quarter of fiscal 2018 compared with the respective periods of 2017 was primarily due to the following:

•	presentation changes resulting from the adoption of the new revenue recognition standard;

•	an increase in expenses related to payroll and benefits offset by lower bonus expense.
The increase in operating expenses for the first three quarters of fiscal 2018 compared with the respective periods of 2017 was primarily due to the following:

•	presentation changes resulting from the adoption of the new revenue recognition standard;

•	a gain from insurance proceeds of $64 million during fiscal 2017 related to the fire that occurred at the Fishkill, New York Company-owned distribution center; and

•	an increase in expenses related to payroll and benefits, primarily at stores and distribution centers due to increased volume; partially offset by lower bonus expense.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Interest expense	$21	$18	$54	$53
Interest expense primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Income taxes	$84	$135	$230	$398
Effective tax rate	24.0%	37.1%	24.0%	38.2%
The decrease in the effective tax rate for the third quarter and first three quarters of fiscal 2018 compared with the respective periods of fiscal 2017 is primarily due to the reduction in the U.S. federal statutory tax rate from 35% to 21%, enacted as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), and measurement period adjustments to reduce our fiscal 2017 estimated net charge for the effects of the TCJA, offset by increases in unrecognized tax benefits recorded in connection with examinations by taxing authorities.
During the fourth quarter of fiscal 2017, we calculated and recorded a $57 million net charge for our best estimate of the impact of the TCJA one-time transition tax on the deemed repatriation of foreign income and the impact of TCJA on deferred tax assets and liabilities.
During the thirteen and thirty-nine weeks ended November 3, 2018, we recorded a $33 million measurement period adjustment to reduce our fiscal 2017 provisional estimated net charge related to the transition tax and recorded certain immaterial measurement period adjustments to reduce our fiscal 2017 provisional estimated impact of the remeasurement of our deferred tax assets and liabilities to reflect the TCJA rate reduction.
We continue to evaluate the TCJA and interpret additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”) and will complete our accounting for the impact of the TCJA during fiscal 2018. Adjustments to our provisional estimated net charge may materially impact our effective tax rate for fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases. As of November 3, 2018, cash, cash equivalents, and short-term investments were $1.3 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities decreased $33 million during the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017, primarily due to the following:

•	a decrease of $102 million related to accrued expenses and other current liabilities due to a decrease in bonus accrual for fiscal 2018 compared with an increase for fiscal 2017;

•	a decrease of $61 million related to income taxes payable, net of prepaid and other tax-related items, primarily due to timing of payments;

•	a decrease of $60 million related to merchandise inventory primarily due to a higher inventory balance to support new stores and online sales; partially offset by

•	an increase of $84 million in net income; and

•	an increase of $83 million in deferred income tax for fiscal 2018 compared with fiscal 2017.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first three quarters of fiscal 2018 increased $410 million compared with the first three quarters of fiscal 2017, primarily due to the following:

•	$296 million of net purchases of available-for-sale securities during fiscal 2018;

•	$60 million of insurance proceeds related to the loss on property and equipment during fiscal 2017; and

•	$47 million of higher purchases of property and equipment during fiscal 2018 compared with fiscal 2017.

Cash Flows from Financing Activities
Net cash used for financing activities during the first three quarters of fiscal 2018 decreased $67 million compared with the first three quarters of fiscal 2017, primarily due to $67 million cash outflow related to the repayment of the Japan term loan in June 2017.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$567	$600
Less: Purchases of property and equipment	(510)	(463)
Add: Insurance proceeds related to loss on property and equipment	—	60
Free cash flow	$57	$197

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
We paid a dividend of $0.2425 per share and $0.23 per share during each of the first three quarters of fiscal 2018 and fiscal 2017, respectively. Including the dividend paid during the first three quarters of fiscal 2018 of $0.7275 per share and fiscal 2017 of $0.69 per share, respectively, we intend to pay an annual dividend of $0.97 per share for fiscal 2018 compared with the annual dividend of $0.92 per share for fiscal 2017.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended November 3, 2018 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (August 5 - September 1)	404,978	$30.40	404,978	$473	million
Month #2 (September 2 - October 6)	1,912,438	$28.33	1,912,438	$419	million
Month #3 (October 7 - November 3)	1,242,973	$26.96	1,242,973	$385	million
Total	3,560,389	$28.09	3,560,389
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 6.	Exhibits.

3(ii)	Amended and Restated Bylaws of the Company (effective August 16, 2018), filed as Exhibit 3(ii) to Registrant's Form 8-K on August, 16, 2018, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	November 30, 2018	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	November 30, 2018	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

3(ii)	Amended and Restated Bylaws of the Company (effective August 16, 2018), filed as Exhibit 3(ii) to Registrant's Form 8-K on August, 16, 2018, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.