Form 10-K
period 2019-02-02
GAP INC
filed 2019-03-19
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 2, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 3, 2018 was approximately $7 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 13, 2019 was 378,598,205.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2019 (hereinafter referred to as the “2019 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	structure and timing of completion of the planned separation transaction;

•	process of completing the separation transaction, including estimated costs;

•
anticipated strategic, financial, operational or other benefits of the separation transaction, including future financial performance of the independent companies following the proposed separation transaction;

•	plans to restructure the Gap brand specialty fleet, including anticipated store closures and timing, impact to annualized sales, associated costs, and effect on annualized savings;

•	investing in digital and customer capabilities, as well as store experience, to support growth;

•	deploying a data driven decision making model;

•	increasing productivity by leveraging our scale and streamlining operations and processes;

•	continuing to integrate social and environmental sustainability into business practices;

•	attracting and retaining great talent in our businesses and functions;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	net store closings in fiscal 2019;

•	impact of foreign currency exchange rate fluctuations in fiscal 2019;

•	current cash balances and cash flows being sufficient to support our business operations, including expansion costs related to a building and a buildout of our Ohio distribution center;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2019;

•	the impact if actuals differ substantially from estimates and assumptions used in accounting calculations and policies;

•	recognition of revenue deferrals as revenue;

•	the impact of recent accounting pronouncements;

•	unrealized gains and losses from designated cash flow hedges;

•	recognition of unrecognized share-based compensation expense;

•	total gross unrecognized tax benefits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims; and

•	the impact of changes in internal control over financial reporting.

Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•
the risks associated with our plan to separate into two independent publicly-traded companies, including that the separation may not be completed in accordance with the expected plans or anticipated timeframe, or at all;

•	the risk that our plan to separate into two publicly-traded companies may not achieve some or all of the anticipated benefits;

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that failure to maintain, enhance and protect our brand image could have an adverse effect on our results of operations;

•	the risk that the failure to attract and retain key personnel, or effectively manage succession, could have an adverse impact on our results of operations;

•	the risk that our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that if we are unable to manage our inventory effectively, our gross margins will be adversely affected;

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 19, 2019, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2018 ANNUAL REPORT ON FORM 10-K

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
Gap Inc. uses omni-channel capabilities to bridge the digital world and physical stores, creating world-class shopping experiences regardless of where or how our customers shop. The Company's suite of omni-channel services, including order-in-store, reserve-in-store, find-in-store, and ship-from-store, as well as mobile shopping experiences, are uniquely tailored across its portfolio of brands.
Old Navy.  Old Navy is a global apparel and accessories brand that makes current American essentials accessible to everyone. The brand celebrates the democracy of style through on-trend, playfully optimistic, affordable and high-quality product. Old Navy is committed to creating incredible shopping experiences regardless of where, when and how customers choose to shop, including a fun store experience, a dynamic online channel and convenient omni-channel capabilities such as buy online, pick-up in store. Old Navy opened its first store in 1994 in the United States and since has expanded to more than 1,100 stores around the world, including Company-operated stores in Canada, China, and Mexico, as well as franchise stores. In 2018, Great Place to Work and FORTUNE magazine honored Old Navy as one of the “Best Workplaces in Retail” and “Best Workplaces for Diversity” for the third year in a row. In addition, through its cause platform ONward!, Old Navy supports the Boys & Girls Clubs of America to help turn learners into leaders.
Gap.  Gap is one of the world's most iconic apparel and accessories brands anchored in optimistic, casual, American style. Founded in San Francisco in 1969, the brand's collections continue to build the foundation of modern wardrobes—all things denim, tees, button-downs, and khakis, along with must-have trends.
Gap is designed to build the foundation of modern wardrobes through every stage of life with apparel and accessories for adult men and women under the Gap name, in addition to GapKids, babyGap, GapMaternity, GapBody, and GapFit collections. Beginning in 1987 with the opening of the first store outside North America in London, Gap continues to connect with customers around the world through specialty stores, online, and franchise stores. In addition, we bring the brand to value-conscious customers, with exclusively designed collections for Gap Outlet and Gap Factory stores and online.
Banana Republic.  Acquired with two stores in 1983 as a travel and adventure outfitter, Banana Republic is now a global apparel and accessories brand focused on delivering modern, versatile classics designed for a life with no boundaries. Curious, connected and out in the world, Banana Republic provides a wardrobe of favorites—clothing, eyewear, jewelry, shoes, handbags, and fragrances—all made for a life in motion with the finest materials and fabric innovations. Customers can purchase Banana Republic products globally in our specialty stores, online, and franchise stores.

Athleta.  Athleta is a premium fitness and lifestyle brand creating versatile performance apparel to inspire a community of active, confident women and girls. Established in 1998 and acquired by Gap, Inc. in 2008, Athleta integrates technical features and innovative design across its women's collection to carry her through a life in motion, from yoga, training and sports, to everyday activities and travel. In 2016, the Company launched Athleta Girl, mirroring its signature performance in styles for the next generation. Customers can purchase Athleta products in the United States through its stores and catalogs, or globally online.
Athleta has been certified as a benefit corporation ("B Corp"), furthering our commitment to using our business as a force for good to drive social and environmental impact. We met rigorous standards across social and environmental performance, accountability, and transparency. Additionally, we amended Athleta's legal charter to become a Delaware public benefit corporation, further demonstrating its commitment to people and the planet. With this accreditation, Gap Inc. has become one of the largest publicly-traded retail companies with a B Corp certified subsidiary apparel brand. We plan to leverage the learnings from Athleta as a case study for Gap Inc., providing a benchmark and roadmap of potential opportunities for greater social and environmental impact across the enterprise.
Intermix. Intermix curates must-have styles from the most coveted emerging and established designers. Known for styling on-trend pieces in unexpected ways, Intermix delivers a unique point of view and an individualized approach to shopping and personal style. Customers can shop in stores in the United States and Canada, and online.
Hill City. Hill City is a high-performance men’s apparel brand offering technical clothing that transitions seamlessly through the day, from working out to work to weekend. Launched in 2018, the product line fuses a clean aesthetic with hidden technical innovation that is felt, rather than seen, allowing men to focus on more versatile pieces. Incubated alongside the Athleta business, Hill City also has been designated a B Corp certified brand by integrating sustainability throughout many of its products, using high-quality renewable, recycled fibers to create performance fabrics.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2018 with 3,194 Company-operated stores and 472 franchise store locations. For more information on the number of stores by brand and region, see the table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. We have a multi-tender loyalty rewards program, BRIGHT, active across each of these brands. We also issue and redeem gift cards through our brands.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 16 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from about 700 vendors. Our vendors have factories in about 40 countries. Our two largest vendors each accounted for about 6 percent of the dollar amount of our total fiscal 2018 purchases. Of our merchandise purchased during fiscal 2018, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 28 percent of our fiscal 2018 purchases, by dollar value, were from factories in Vietnam. Approximately 21 percent of our fiscal 2018 purchases, by dollar value, were from factories in China. Product cost increases or events causing disruption of imports from Vietnam, China, or other foreign countries, including the imposition of additional import restrictions or taxes, or vendors potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” and “Risk Factors—Trade matters may disrupt our supply chain” in Item 1A, Risk Factors, of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Intermix, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Intermix, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our business and enhance the customer experience through significant investments in our supply chain and digital capabilities, investments in marketing, enhancement of our omni-shopping experience, remodeling of existing stores, and international expansion.

Trademarks and Service Marks
Old Navy, Gap, GapKids, babyGap, GapMaternity, GapBody, GapFit, Banana Republic, Athleta, Intermix, and Hill City trademarks and service marks, and certain other trademarks and service marks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

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

Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. Also see the section entitled “Risk Factors—Our business is highly competitive” in Item 1A, Risk Factors, of this Form 10-K.

Employees
As of February 2, 2019, we had a workforce of approximately 135,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak holiday selling season.
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
Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Sustainability Committees) and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” Our Code of Business Conduct can be found on our website under “Investors, Corporate Compliance, Code of Business Conduct Overview.” Any amendments and waivers to the Code will also be available on the website.
Information about our sustainability efforts is available online at www.gapincsustainability.com, which provides information on our policies, social impact and environmental programs, as well as our sustainability strategy and data. Also available at www.gapincsustainability.com is a Sustainability Accounting Standards Board (SASB) table, which provides comparable data for our industry.

Executive Officers of the Registrant
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Arthur Peck, 63, Director, and President and Chief Executive Officer, Gap Inc. since February 2015; President, Growth, Innovation, and Digital division from 2012 to January 2015; President, Gap North America from 2011 to 2012; Executive Vice President of Strategy and Operations from 2005 to 2011; President, Gap Inc. Outlet from 2008 to 2011.
Mark Breitbard, 51, President and Chief Executive Officer, Banana Republic since May 2017; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; Executive Vice President, GapKids and babyGap from 2010 to 2011.
Shawn Curran, 55, Executive Vice President, Global Supply Chain and Product Operations since October 2017; Executive Vice President, Global Supply Chain - Logistics and Product Operations from April 2016 to October 2017; Executive Vice President, Global Supply Chain from August 2015 to April 2016; Senior Vice President, Logistics from 2012 to August 2015.
Sebastian DiGrande, 52, Executive Vice President, Strategy and Chief Customer Officer since May 2016; Senior Partner and Managing Director, the Boston Consulting Group from 1996 to April 2016.
Neil Fiske, 57, President and Chief Executive Officer, Gap since June 2018; Chief Executive Officer, Billabong International from 2013 to June 2018; Retail and Restaurant Industry Partner, Onex Corporation from 2012 to 2013; Chief Executive Officer and President, Eddie Bauer from 2007 to 2012.
Julie Gruber, 53, Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer since February 2016; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to March 2015; Associate General Counsel from 2003 to 2007.
Brent Hyder, 54, Executive Vice President and Chief People Officer since February 2018; Executive Vice President, Global Talent and Sustainability from May 2017 to February 2018; Executive Vice President and Chief Operating Officer, Gap from June 2016 to May 2017; Senior Vice President, Human Resources, Gap from September 2014 to June 2016; Vice President and General Manager, Gap Japan from February 2013 to September 2014; Vice President, Human Resources from May 2007 to February 2013.
Teri List-Stoll, 56, Executive Vice President and Chief Financial Officer since January 2017; Executive Vice President and Chief Financial Officer, Dick’s Sporting Goods, Inc. from August 2015 to September 2016; Executive Vice President and Chief Financial Officer, Kraft Foods Group, Inc. from September 2013 to May 2015; Senior Vice President and Treasurer, Procter & Gamble Co. from 2008 to August 2013.

Sonia Syngal, 49, President and Chief Executive Officer, Old Navy since April 2016; Executive Vice President, Global Supply Chain and Product Operations from February 2015 to April 2016; Executive Vice President, Global Supply Chain from November 2013 to January 2015; Senior Vice President, Old Navy International from February 2013 to November 2013; Senior Vice President and Managing Director, Europe from 2011 to February 2013; Senior Vice President and General Manager, International Outlets from 2010 to 2011; Vice President of Global Production, Supply Chain - Outlet from 2006 to 2010.

Item 1A. Risk Factors.
Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including but not limited to the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.
Our plan to separate into two independent publicly-traded companies is subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timeline, or at all, and will involve significant time and expense, which could disrupt or adversely affect our businesses.
On February 28, 2019, we announced our intention to separate into two independent publicly-traded companies: Old Navy and a yet-to-be-named company (“NewCo”), which will consist of the Gap brand, Athleta, Banana Republic, Intermix and Hill City. We expect to effect the separation through a spin-off that is intended to generally be tax-free to the Company’s shareholders for U.S. federal income tax purposes. The transaction is currently targeted to be completed in 2020 and is subject to certain conditions, including final approval by our Board of Directors, receipt of a tax opinion from counsel, and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission. The failure to satisfy all of the required conditions could delay the completion of the separation for a significant period of time or prevent it from occurring at all, and there can be no assurances regarding the ultimate timing or terms of the separation or that the separation will be completed. In addition, the separation is complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment, market conditions, the retail industry or political conditions may affect our ability to complete the transaction as currently expected, within the anticipated time frame or at all. Any changes to the transaction or delay in completing the transaction could cause us not to realize some or all of the expected benefits, or realize them on a different timeline than expected. In addition, although we intend for the separation to generally be tax-free to the Company’s shareholders for U.S. federal income tax purposes, there can be no assurance that the transaction will so qualify. If the separation were ultimately determined to be taxable, the Company, the Company’s shareholders and/or the new independent companies could incur income tax liabilities and/or indemnity obligations that could be significant.
We expect that the process of completing the separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a benefit if the separation is not completed. Executing the separation will require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect the financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees and/or attracting and retaining customers during the pendency of the separation and following its completion, which could harm our businesses.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and/or the price of our common stock.

The separation may not achieve some or all of the anticipated benefits.
We may not realize some or all of the anticipated strategic, financial, operational or other benefits from the separation, and there is no assurance that following the separation, each separate company will be successful. As independent publicly-traded companies, Old Navy and NewCo will be smaller, less diversified companies and may be more vulnerable to changing conditions in the retail industry or changes in market conditions, which could materially adversely affect their respective businesses, financial conditions, results of operations. For example, Old Navy will no longer be part of a company that also includes a number of other specialty brands, and the NewCo businesses will no longer be part of a company that also operates Old Navy as a fast-growing brand that is a category leader in family apparel. These factors could have a material adverse effect on the business, financial condition, results of operations, cash flows and/or the price of the common stock of Old Navy and/or NewCo.

In addition, investors holding our common stock prior to the separation may hold our common stock because of a decision to invest in a company that operates both our Old Navy and specialty brands. If the separation transaction is completed, shares of common stock in each independent company held by those investors will represent an investment in a company with a different profile than that of Gap, and, as a result, some investors may sell our common stock prior to the separation or sell the common stock of one or both independent companies resulting from the separation. Further, there can be no assurance that the combined value of the common stock of the two publicly traded companies resulting from the separation will be equal to or greater than what the value of our common stock would have been had the separation not occurred.

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
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. Competition for talent is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. In fiscal 2018, there were changes to our management team, including our new President and Chief Executive Officer of Gap brand. The effectiveness of new leaders in these roles, and any further transition as a result of these changes, could have a significant impact on our results of operations.

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
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the global regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new laws, such as the European Union's General Data Protection Regulation (GDPR) and the California Consumer Privacy Act, which give customers the right to control how their personal information is collected, used and retained. Violating these rights, or failing to secure personal information could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Failures of, or updates or changes to, our IT systems may disrupt operations.
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
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income. In addition, certain countries represent a larger portion of our global sourcing. For example, approximately 28 percent and 21 percent of our merchandise, by dollar value, is purchased from factories in Vietnam and China, respectively. Accordingly, any delays in production and added costs in Vietnam or China could have a more significant impact on our results of operations.
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
Our success depends in part on our ability to improve sales, in particular at our largest brands. A variety of factors affect comparable sales or margins, including but not limited to apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. Over the past fiscal year, our reported quarterly comparable sales have ranged from a high of positive 2 percent in the second quarter of fiscal 2018 to a low of negative 1 percent in the fourth quarter of fiscal 2018. Over the past five years, our reported gross margins have ranged from a high of 38.3 percent in fiscal 2017 and fiscal 2014 to a low of 36.2 percent in fiscal 2015. In addition, over the past five years, our reported operating margins have ranged from a high of 12.7 percent in fiscal 2014 to a low of 7.7 percent in fiscal 2016.
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
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2018 with $1.1 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operating activities decline significantly, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets and higher interest costs and potentially increased lease or hedging costs.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. As of February 2, 2019, we had 3,194 Company-operated stores, which aggregated to approximately 36.7 million square feet. Almost all of these stores are leased, typically with one or more renewal options after our initial term. Terms vary by type and location of store.

We own approximately 1.1 million square feet of corporate office space located in San Francisco, San Bruno, Pleasanton, and Rocklin, California, of which approximately 184,000 square feet is leased to and occupied by others. We lease approximately 0.9 million square feet of corporate office space located in San Francisco, Rocklin, and Petaluma, California; New York and Brooklyn, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. Of the 0.9 million square feet of leased corporate office space, approximately 40,000 square feet is subleased to and occupied by others. We also lease regional offices in North America and in various international locations. We own approximately 8.9 million square feet of distribution space located in Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. Of the 8.9 million square feet of owned distribution space, approximately 117,000 square feet is leased to and occupied by others. We lease approximately 1.2 million square feet of distribution space located in Shanghai, China, Phoenix, Arizona; and Erlanger and Hebron, Kentucky. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; and Shanghai and Hong Kong, China.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange under the symbol "GPS". Our website is www.gapinc.com. The number of holders of record of our stock as of March 13, 2019 was 6,133. The table below sets forth the dividends declared and paid for each of the fiscal quarters in fiscal 2018 and 2017.

	Dividends Declared and Paid
	Fiscal Year
	2018	2017
1st Quarter	$0.2425	$0.23
2nd Quarter	0.2425	0.23
3rd Quarter	0.2425	0.23
4th Quarter	0.2425	0.23
	$0.97	$0.92

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 2, 2019, with (i) the S&P 500 Index and (ii) the cumulative total return of the Dow Jones U.S. Retail Apparel Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 2/1/2014)
Total Return Analysis

	2/1/2014	1/31/2015	1/20/2016	1/28/2017	2/3/2018	2/2/2019
The Gap, Inc.	$100.00	$110.49	$68.20	$64.78	$95.32	$76.83
S&P 500	$100.00	$114.22	$113.46	$136.20	$172.17	$168.19
Dow Jones U.S. Apparel Retailers	$100.00	$121.10	$119.54	$117.82	$134.11	$145.75
Source: Research Data Group, Inc. (415) 643-6000 (www.researchdatagroup.com)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the fourteen weeks ended February 2, 2019 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (November 4 - December 1)	537,024	$26.61	537,024	$371 million
Month #2 (December 2 - January 5)	1,931,440	$26.28	1,931,440	$320 million
Month #3 (January 6 - February 2)	1,298,418	$25.46	1,298,418	$287 million
Total	3,766,882	$26.04	3,766,882
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)
On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2016 repurchase program"), which had no expiration date. On February 26, 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2019 repurchase program"), which supersedes the February 2016 repurchase program and has no expiration date.

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

	Fiscal Year (number of weeks)
	2018 (52) (b)	2017 (53) (c)	2016 (52)	2015 (52)	2014 (52)
Operating Results ($ in millions)
Net sales	$16,580	$15,855	$15,516	$15,797	$16,435
Gross margin	38.1%	38.3%	36.3%	36.2%	38.3%
Operating margin	8.2%	9.3%	7.7%	9.6%	12.7%
Effective Tax Rate	24.1%	40.4%	39.9%	37.5%	37.3%
Net income	$1,003	$848	$676	$920	$1,262
Cash dividends paid	$373	$361	$367	$377	$383
Per Share Data (number of shares in millions)
Basic earnings per share	$2.61	$2.16	$1.69	$2.24	$2.90
Diluted earnings per share	$2.59	$2.14	$1.69	$2.23	$2.87
Weighted-average number of shares—basic	385	393	399	411	435
Weighted-average number of shares—diluted	388	396	400	413	440
Cash dividends declared and paid per share	$0.97	$0.92	$0.92	$0.92	$0.88
Balance Sheet Information ($ in millions)
Merchandise inventory	$2,131	$1,997	$1,830	$1,873	$1,889
Total assets	$8,049	$7,989	$7,610	$7,473	$7,690
Working capital (a)	$2,077	$2,107	$1,862	$1,450	$2,083
Total long-term debt, less current maturities	$1,249	$1,249	$1,248	$1,310	$1,332
Stockholders’ equity	$3,553	$3,144	$2,904	$2,545	$2,983
Other Data ($ and square footage in millions)
Cash used for purchases of property and equipment	$705	$731	$524	$726	$714
Percentage increase (decrease) in comparable sales	—%	3%	(2)%	(4)%	—%
Number of Company-operated store locations open at year-end	3,194	3,165	3,200	3,275	3,280
Number of franchise store locations open at year-end	472	429	459	446	429
Number of total store locations open at year-end	3,666	3,594	3,659	3,721	3,709
Square footage of Company-operated store space at year-end	36.7	36.4	36.7	37.9	38.1
Percentage increase (decrease) in square footage of Company-operated store space at year-end	0.8%	(0.8)%	(3.2)%	(0.5)%	2.4%
Number of employees at year-end	135,000	135,000	135,000	141,000	141,000

__________

(a)
In fiscal year 2015, we adopted the Financial Accounting Standards Board, Accounting Standard Update No. 2015-17, Income Taxes. The adoption reduced the current portion of deferred tax assets as a result of classifying all net deferred tax assets as noncurrent as of January 30, 2016 on a prospective basis.

(b)
Net sales for fiscal 2018 reflect the adoption of the new revenue recognition standard. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods. In fiscal year 2018, the effective tax rate reflects the benefits of the enactment of the Tax Cuts and Jobs Act on December 22, 2018.

(c)
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
We identify our operating segments according to how our business activities are managed and evaluated. As of February 2, 2019, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment.
On February 28, 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization.
During the two-year period, the Company estimates pre-tax costs associated with these closure actions to be about $250 million to $300 million, with the majority expected to be cash expenditures for lease-related costs. The remaining charges are expected to primarily include employee-related costs and the net impact of write-offs related to long-term assets and liabilities. The Company estimates an annualized sales loss of approximately $625 million as a result of these store closures, with resulting annualized pre-tax savings of about $90 million.
On February 28, 2019, the Company also announced that its Board of Directors approved a plan to separate the Company into two independent publicly-traded companies: Old Navy and a yet-to-be-named company (“NewCo”), which will consist of Gap brand, Athleta, Banana Republic, Intermix, and Hill City. The separation is intended to enable both companies to capitalize on their respective opportunities and act decisively in an evolving retail environment by creating distinct financial profiles, tailored operating priorities and unique capital allocation strategies. Both companies will be positioned to create value for customers, shareholders and employees with enhanced focus and flexibility, aligned investments and incentives to meet the unique strategic goals, and optimized cost structures to deliver growth. The transaction is targeted to be completed in 2020 and is subject to certain conditions, including final approval by the Company’s Board of Directors, receipt of a tax opinion from counsel, and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission.

During the first quarter of fiscal 2018, the Company adopted the new revenue recognition standard, Accounting Standards Codification ("ASC") 606, using the modified retrospective transition method and recorded an increase to opening retained earnings of $36 million, net of tax. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The adoption of this standard had a significant impact on the presentation of certain line items within the Consolidated Statements of Income, but did not have a material impact to operating income, net income or earnings per share for fiscal year 2018. The presentation changes primarily consist of $443 million for the fiscal year ended February 2, 2019 for revenue sharing associated with our credit card programs and breakage revenue for gift cards and credit vouchers, which now is recorded as net sales and previously was recorded as a reduction to operating expenses in our Consolidated Statements of Income; and $176 million for the fiscal year ended February 2, 2019, for reimbursements of loyalty program discounts associated with our credit card programs, which now is recorded as net sales and previously was recorded as a reduction to cost of goods sold and occupancy expenses in our Consolidated Statements of Income. See Note 1 of Notes to Consolidated Financial Statements for additional disclosures about the adoption of the new revenue standard.
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York ("the Fishkill fire"). In January 2018, we agreed upon a final settlement with our insurers and all insurance proceeds were received as of February 3, 2018.
Fiscal 2018 and 2016 consisted of 52 weeks versus 53 weeks in fiscal 2017. Net sales and operating results, as well as other metrics derived from the Consolidated Statement of Income, include the impact of the additional week; however, the comparable sales calculation excludes the 53rd week.
Financial results for fiscal 2018 are as follows:

•	Net sales for fiscal 2018 increased 5 percent to $16.6 billion compared with $15.9 billion for fiscal 2017.

•	Comparable sales for fiscal 2018 were flat.

•	Gross profit for fiscal 2018 was $6.3 billion compared with $6.1 billion for fiscal 2017. Gross margin for fiscal 2018 was 38.1 percent compared with 38.3 percent for fiscal 2017.

•	Operating margin for fiscal 2018 was 8.2 percent compared with 9.3 percent for fiscal 2017.

•	Effective tax rate for fiscal 2018 was 24.1 percent compared with 40.4 percent for fiscal 2017.

•
Net income for fiscal 2018 was $1,003 million compared with $848 million for fiscal 2017, and diluted earnings per share was $2.59 for fiscal 2018 compared with $2.14 for fiscal 2017. Diluted earnings per share for fiscal 2017 included about a $0.10 benefit from the gain from insurance proceeds related to the Fishkill fire and an unfavorable net provisional tax impact of federal tax reform of about $0.09.

•	During fiscal 2018, we paid dividends of $373 million compared with $361 million during fiscal 2017.

•	During fiscal 2018, share repurchases were $398 million compared with $315 million for fiscal 2017.
Our business priorities in fiscal 2019 are as follows:

•
offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in core businesses and loyalty categories; and leading customer-focused product innovation;

•	preparing for successful separation;

•	restructuring the Gap brand specialty fleet globally to create a healthier, more profitable base from which to grow;

•
investing in digital and customer capabilities as well as store experience to create a unique and differentiated converged retail experience that attracts new customers, retains existing customers, and builds loyalty;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	attracting and retaining strong talent in our businesses and functions; and

•	continuing to integrate social and environmental sustainability into business practices to support long term growth.
In fiscal 2019, while we work through the plan for separation, we are focused on investing strategically in the business while maintaining operating expense discipline and driving efficiency through our productivity initiative. One of our primary objectives is to continue transforming our product to market process, with the development of a more efficient operating model. Furthermore, we expect to continue our investment in customer experience, both in stores and online, to drive higher customer engagement and loyalty across all of our brands and channels, resulting in market share gains. Finally, we will continue to invest in strengthening brand awareness, customer acquisition, and digital capabilities. Underpinning these strategies is a focus on utilizing data, analytics, and technology to respond faster while making decisions that will fuel market share gains and lead to a more nimble organization.
Results of Operations
Net Sales
See Item 8, Financial Statements and Supplementary Data, Note 16 of Notes to Consolidated Financial Statements for net sales by brand and region.

Comparable Sales ("Comp Sales")
Fiscal 2018 consisted of 52 weeks versus 53 weeks in fiscal 2017. Due to the 53rd week in fiscal 2017, in order to maintain consistency, comparable ("Comp") sales for the fifty-two weeks ended February 2, 2019, are compared to the fifty-two weeks ended February 3, 2018.
The percentage change in Comp Sales by global brand and for total Company, as compared with the preceding year, is as follows:

	Fiscal Year
	2018	2017	2016
Old Navy Global	3%	6%	1%
Gap Global	(5)%	(1)%	(3)%
Banana Republic Global	1%	(2)%	(7)%
The Gap, Inc.	—%	3%	(2)%
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2018 (2)	2017 (3)	2016
Net sales per average square foot (1)	$341	$340	$334
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes both sales through our online channels as well as ship-from-store sales.

(2)	Reflects the adoption of ASC 606. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

(3)	Fiscal 2017 includes incremental sales attributable to the 53rd week.
Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2018	Fiscal 2018		February 2, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	79	6	1,139	18.6
Old Navy Asia	14	1	—	15	0.2
Gap North America	810	14	66	758	7.9
Gap Asia	313	34	15	332	3.1
Gap Europe	155	9	12	152	1.2
Banana Republic North America	576	9	29	556	4.7
Banana Republic Asia	45	3	3	45	0.2
Athleta North America	148	14	1	161	0.7
Intermix North America	38	—	2	36	0.1
Company-operated stores total	3,165	163	134	3,194	36.7
Franchise	429	90	47	472	N/A
Total	3,594	253	181	3,666	36.7
Increase over prior year				2.0%	0.8%

	January 28, 2017	Fiscal 2017		February 3, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,043	32	9	1,066	17.7
Old Navy Asia	13	1	—	14	0.2
Gap North America	844	8	42	810	8.4
Gap Asia	311	52	50	313	3.0
Gap Europe	164	3	12	155	1.3
Banana Republic North America	601	5	30	576	4.9
Banana Republic Asia	48	1	4	45	0.2
Banana Republic Europe	1	—	1	—	—
Athleta North America	132	16	—	148	0.6
Intermix North America	43	—	5	38	0.1
Company-operated stores total	3,200	118	153	3,165	36.4
Franchise	459	34	64	429	N/A
Total	3,659	152	217	3,594	36.4
Decrease over prior year				(1.8)%	(0.8)%
Gap and Banana Republic outlet and factory stores are reflected respectively within each brand.

In fiscal 2019, we expect to open about 140 and close about 190 Company-operated store locations. Openings will be primarily focused on Old Navy and Athleta. Closures are primarily driven by the specialty fleet restructuring.

Net Sales Discussion
Our net sales for fiscal 2018 increased $725 million, or 5 percent, compared with fiscal 2017, primarily driven by the impact of significant presentation changes of $619 million resulting from the adoption of the new revenue recognition standard, and an increase in net sales for Old Navy Global and Athleta; partially offset by a decrease in net sales for Gap Global. The translation of net sales in foreign currencies to U.S. dollars had a favorable impact of about $17 million for fiscal 2018 and is calculated by translating net sales for fiscal 2017 at exchange rates applicable during fiscal 2018.
Our net sales for fiscal 2017 increased $339 million, or 2 percent, compared with fiscal 2016 primarily due to an increase in net sales at Old Navy Global and Athleta, partially offset by a decrease in net sales at Gap Global and Banana Republic Global. The translation of net sales in foreign currencies to U.S. dollars had an unfavorable impact of about $11 million for fiscal 2017 and is calculated by translating net sales for fiscal 2016 at exchange rates applicable during fiscal 2017. Fiscal 2017 includes incremental sales attributable to the 53rd week.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2018	2017	2016
Cost of goods sold and occupancy expenses	$10,258	$9,789	$9,876
Gross profit	$6,322	$6,066	$5,640
Cost of goods sold and occupancy expenses as a percentage of net sales	61.9%	61.7%	63.7%
Gross margin	38.1%	38.3%	36.3%
Cost of goods sold and occupancy expenses increased 0.2 percentage points as a percentage of net sales in fiscal 2018 compared with fiscal 2017, which includes $176 million of presentation changes resulting from the adoption of the new revenue recognition standard.

•
Cost of goods sold increased 0.7 percentage points as a percentage of net sales in fiscal 2018 compared with fiscal 2017, primarily driven by lower product margin at Gap Global and higher online shipping costs. This was partially offset by a favorable impact from presentation changes resulting from the adoption of the new revenue recognition standard.

•
Occupancy expenses decreased 0.5 percentage points as a percentage of net sales in fiscal 2018 compared with fiscal 2017, primarily driven by presentation changes resulting from the adoption of the new revenue recognition standard.

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

•
Occupancy expenses decreased 0.7 percentage points as a percentage of net sales in fiscal 2017 compared with fiscal 2016, primarily driven by an increase in online sales, international store closures, and higher sales from the impact of the 53rd week; partially offset by real estate expenses for the Times Square New York location for Gap and Old Navy.

In fiscal 2019, we do not expect significant year-over-year impacts on gross margins due to fluctuations in foreign currencies.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2018	2017	2016
Operating expenses	$4,960	$4,587	$4,449
Operating expenses as a percentage of net sales	29.9%	28.9%	28.7%
Operating margin	8.2%	9.3%	7.7%
Operating expenses increased $373 million or 1.0 percentage points as a percentage of net sales in fiscal 2018 compared with fiscal 2017 primarily due to the following:

•	an increase of $443 million related to the presentation changes resulting from the adoption of new revenue recognition standard; and

•	a gain from insurance proceeds of $64 million during fiscal 2017 related to the fire that occurred at the Fishkill, New York Company-owned distribution center; partially offset by

•	a decrease in expenses related to payroll and benefits, primarily driven by a decrease in bonus expense.
Operating expenses increased $138 million or 0.2 percentage points as a percentage of net sales in fiscal 2017 compared with fiscal 2016 primarily due to the following:

•	an increase in variable costs, such as payroll-related costs, due to the growth in Old Navy Global and Athleta brands, increase in bonus expense, and the 53rd week impact;

•	an increase in advertising; and

•
an increase in overhead costs related to productivity work including investments in customer and digital initiatives as well as severance expenses and the impacts of store closures; partially offset by

•	a gain from insurance proceeds of $64 million related to the Fishkill fire recorded in the second quarter of fiscal year 2017;

•	a decrease of $197 million of restructuring costs incurred in fiscal year 2016; and

•	a decrease of $71 million related to a goodwill impairment charges for Intermix in fiscal year 2016.

Interest Expense

($ in millions)	Fiscal Year
	2018	2017	2016
Interest expense	$73	$74	$75
Interest expense for fiscal 2018, 2017 and 2016 is primarily comprised of interest on our $1.25 billion long-term debt.

Income Taxes

($ in millions)	Fiscal Year
	2018	2017	2016
Income taxes	$319	$576	$448
Effective tax rate	24.1%	40.4%	39.9%

The decrease in the effective tax rate for fiscal 2018 compared with fiscal 2017 was primarily due to the reduction in the U.S. federal statutory tax rate from 35% to 21%, enacted as part of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), and measurement period adjustments to reduce our fiscal 2017 estimated net charge for the effects of the TCJA, offset by increases in unrecognized tax benefits recorded in connection with examinations by taxing authorities.

During fiscal 2017, we calculated and recorded a $57 million net charge for our best estimate of the impact of the TCJA one-time transition tax on the deemed repatriation of foreign income and the impact of TCJA on deferred tax assets and liabilities.
During fiscal 2018, we recorded a $33 million measurement period adjustment to reduce our fiscal 2017 provisional estimated net charge related to the transition tax and recorded certain other immaterial measurement period adjustments to reduce our fiscal 2017 provisional estimated impact of the remeasurement of our deferred tax assets and liabilities to reflect the TCJA rate reduction. We have evaluated the TCJA and interpreted additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”) during fiscal 2018 and our accounting for the impact of the TCJA is complete as of February 2, 2019.
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
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	February 2, 2019	February 3, 2018	January 28, 2017
Cash and cash equivalents	$1,081	$1,783	$1,783
Short-term investments	$288	$—	$—
Debt	$1,249	$1,249	$1,313
Working capital	$2,077	$2,107	$1,862
Current ratio	1.96:1	1.86:1	1.76:1
As of February 2, 2019, the majority of our cash, cash equivalents, and short-term investments were held in the United States and is generally accessible without any limitations. In addition, as of February 2, 2019, there was restricted cash of $320 million held by a third party in connection with the purchase of a building recorded in other long-term assets on the Consolidated Balance Sheet.
In April 2011, the Company entered into a $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes"), which are due April 2021.
In October 2015, the Company entered into a $400 million unsecured term loan (the "Term Loan"), which was fully repaid in January 2017.
In January 2014, the Company entered into a 15 billion Japanese yen, four-year, unsecured term loan ("Japan Term Loan"), which was fully repaid in June 2017.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including the purchase of a building and expansion costs related to the buildout of our Ohio distribution center, for the next 12 months and beyond.
We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2018 was flat compared with fiscal 2017, which was comprised of the following significant changes:
Net income

•	an increase of $155 million in net income.
Changes in operating assets and liabilities

•	an increase of $165 million related to income taxes payable, net of prepaid and other tax-related items, driven primarily by the timing of payments; offset by

•	a decrease of $230 million related to accrued expenses and other current liabilities, driven primarily by a decrease in bonus accrual for fiscal 2018 compared with an increase for fiscal 2017; and

•	a decrease of $51 million related to other current assets and long-term assets driven in part by the receipt of insurance claims receivable related to the Fishkill fire during fiscal 2017.
Net cash provided by operating activities during fiscal 2017 decreased $339 million compared with fiscal 2016, primarily due to the following:
Net income

•	an increase of $172 million in net income.
Non-cash items

•	a decrease of $79 million in store asset impairment charges in fiscal 2017 compared with fiscal 2016 in part due to restructuring activities in fiscal 2016; and

•	a decrease of $71 million due to a goodwill impairment charge related to Intermix during fiscal 2016.
Changes in operating assets and liabilities

•	a decrease of $236 million related to accounts payable primarily due to timing of payments;

•	a decrease of $188 million related to merchandise inventory primarily due to the volume and timing of receipts; and

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

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2018 increased $335 million compared with fiscal 2017, primarily due to the following:

•	$287 million of net purchases of available-for-sale securities during fiscal 2018; and

•	$66 million of insurance proceeds allocated to the loss on property and equipment during fiscal 2017.
In fiscal 2018, cash used for purchases of property and equipment was $705 million related to information technology and supply chain to support our omni and digital strategies, and store investments.

Net cash used for investing activities during fiscal 2017 increased $139 million compared with fiscal 2016, primarily due to:

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

Cash Flows from Financing Activities
Net cash used for financing activities during fiscal 2018 increased $18 million compared with fiscal 2017, primarily due to the following:

•	$83 million higher repurchases of common stock during fiscal 2018; offset by

•	$67 million cash outflow related to the final repayment of the Japan term loan during fiscal 2017.
Net cash used for financing activities during fiscal 2017 decreased $46 million compared with fiscal 2016, primarily due to the following:

•	$67 million related to the final repayment of the Japan term loan in full in June 2017 compared with a $421 million payment of debt in fiscal 2016; partially offset by

•	$315 million of cash used for repurchases of common stock in fiscal 2017 compared with no repurchases of common stock in fiscal 2016.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures, net of insurance proceeds to loss on property and equipment, as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP result. Free cash flow for fiscal 2017 is adjusted for insurance proceeds allocated to loss on property and equipment, as our cash used for purchases of property and equipment for fiscal 2017 includes certain capital expenditures related to the rebuilding of the Company-owned distribution center which was impacted by the Fishkill fire.
The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2018	2017	2016
Net cash provided by operating activities	$1,381	$1,380	$1,719
Less: Purchases of property and equipment	(705)	(731)	(524)
Add: Insurance proceeds related to loss on property and equipment	—	66	—
Free cash flow	$676	$715	$1,195

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
We paid an annual dividend of $0.97 per share in fiscal 2018 and $0.92 per share in fiscal 2017. We plan to pay an annual dividend of $0.97 per share in fiscal 2019.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 8 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of February 2, 2019. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected on the Consolidated Balance Sheet as of February 2, 2019, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (1)	$—	$1,250	$—	$—	$1,250
Interest payments on debt	74	112	—	—	186
Operating leases (2)	1,156	1,990	1,269	1,520	5,935
Purchase obligations and commitments (3)	4,298	65	20	67	4,450
Total contractual cash obligations	$5,528	$3,417	$1,289	$1,587	$11,821
__________

(1)	Represents principal maturities, excluding interest. See Note 4 of Notes to Consolidated Financial Statements for discussion on debt.

(2)	Excludes maintenance, insurance, taxes, and contingent rent obligations. See Note 11 of Notes to Consolidated Financial Statements for discussion of our operating leases.

(3)
Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. In addition, includes consideration related to the purchase of a building expected to be completed within one year.

There is $156 million of long-term liabilities recorded in lease incentives and other long-term liabilities on the Consolidated Balance Sheet as of February 2, 2019 that is excluded from the table above as the amount relates to uncertain tax positions and deferred compensation, and we are not able to reasonably estimate the timing of the payments or the amount by which the liability will increase or decrease over time.

Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $13 million, surety bonds of $45 million, and bank guarantees of $25 million outstanding (of which $16 million was issued under the unsecured revolving credit facilities for our operations in foreign locations) as of February 2, 2019.

Other Cash Obligations Not Reflected on the Consolidated Balance Sheet (Off-Balance Sheet Arrangements)
The majority of our contractual obligations relate to operating leases for our stores. Future minimum operating lease payments represent commitments under non-cancelable operating leases and are disclosed in the table above with additional information provided under the heading "Leases" in Note 11 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group for our retail stores is reviewed for impairment primarily at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and expenses and estimating useful lives of the assets. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict. We have not made any material changes in the methodology to assess and calculate impairment of long-lived assets in the past three fiscal years. We recorded a charge for the impairment of long-lived assets of $14 million, $28 million, and $107 million for fiscal 2018, 2017, and 2016, respectively, related to store assets, which is recorded in operating expenses on the Consolidated Statements of Income.
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

We adopted ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment in the first quarter of fiscal 2017. The amendments simplify the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount, with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts).
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we recorded $99 million and $81 million of goodwill, respectively. Goodwill is reviewed for impairment using the applicable reporting unit, which is an operating segment or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta and Intermix to be the reporting units at which goodwill is tested for Athleta and Intermix, respectively.
We assess whether events or circumstances indicate that goodwill is impaired every quarter, and evaluate goodwill impairment annually in the fourth quarter of the fiscal year. During the fourth quarter of fiscal 2018, we completed our annual impairment test of goodwill, and we did not recognize any impairment charges.
We did not recognize any impairment charges for goodwill in fiscal 2017.
In fiscal 2016, the Company performed the goodwill impairment test under the previous Accounting Standards Codification No. 350, Intangibles - Goodwill and Other, as the annual impairment test was performed prior to January 1, 2017. At the end of each of the first three quarters of fiscal 2016, given the information available at the time of those assessments, we determined that there were no events or circumstances that indicated any impairment for goodwill related to Intermix. During the fourth quarter of fiscal 2016, management updated the fiscal 2017 budget and financial projections beyond fiscal 2017 for Intermix. There were several factors that caused the financial projections and estimates to significantly decrease from the previous estimates, which included: poor fourth quarter of fiscal 2016 holiday performance at Intermix stores, the decision to reduce expected future store openings, the approval of additional store closures in fiscal 2017, and the budgeting of additional headcount required to support increased focus on the online business. These factors arising during the fourth quarter of fiscal 2016 had a significant and negative impact on the estimated fair value of the Intermix reporting unit, and we determined that the Intermix reporting unit’s carrying value exceeded its fair value as of the date of our annual impairment review. As such, we performed the second step of the goodwill impairment test which resulted in an impairment charge of $71 million for goodwill related to Intermix in fiscal 2016. This impairment charge reduced the $81 million of purchase price allocated to goodwill in connection with the acquisition of Intermix in December 2012 to $10 million as of January 28, 2017.
As of February 2, 2019, the aggregate carrying value of trade names was $92 million, which consisted of $54 million and $38 million related to Athleta and Intermix, respectively. A trade name is considered impaired if the carrying amount exceeds its estimated fair value. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of the trade names is determined using the relief from royalty method. During the fourth quarter of fiscal 2018, we completed our annual impairment review of the trade names, and we did not recognize any impairment charges.
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

Revenue Recognition and Deferred Revenue
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which is presented on a gross basis on our Consolidated Balance Sheet. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
In addition, we defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For fiscal 2018, the opening balance of deferred revenue for these obligations was $232 million, of which $200 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $227 million as of February 2, 2019.
See Note 1 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for recent accounting pronouncements related to revenue recognition.

Income Taxes
We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future income, taxable income, and the geographic mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the geographic mix and level of income or losses, changes in the expected outcome of audits, changes in the deferred tax valuation allowance, guidance related to the enactment of U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) that is issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”) or new tax legislation.
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
See Note 12 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information on the impact of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 on income taxes.
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
We have performed a sensitivity analysis as of February 2, 2019 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of February 2, 2019. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $27 million as of February 2, 2019.

Debt
Certain financial information about the Company's debt is set forth under the heading "Debt" in Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 has a fixed interest rate and is exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows.

Cash Equivalents and Short-Term Investments
Certain financial information about the Company's cash equivalents and short-term investments is set forth under the heading "Fair Value Measurements" in Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have highly liquid fixed and variable income investments classified as cash and cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents. Our cash equivalents are placed primarily in time deposits, money market funds, and commercial paper. We generally value these investments at their original purchase prices plus interest that has accrued at the stated rate. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments. These securities are recorded at fair value using market prices.
Changes in interest rates impact the fair value of our investments that are considered available-for-sale. As of February 2, 2019, the Company held $288 million of available-for-sale debt securities with original maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheet. In addition, as of February 2, 2019, the Company held $16 million of available-for-sale debt securities with original maturities of less than three months at the time of purchase within cash and cash equivalents. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of February 2, 2019.
Changes in interest rates also impact the interest income derived from our cash equivalents and short-term investments. In fiscal 2018, we earned interest income of $33 million.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Gap, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on Internal Control - Integrated Framework (2013) issued by COSO.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 19, 2019
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,081	$1,783
Short-term investments	288	—
Merchandise inventory	2,131	1,997
Other current assets	751	788
Total current assets	4,251	4,568
Property and equipment, net of accumulated depreciation of $5,755 and $5,962	2,912	2,805
Other long-term assets	886	616
Total assets	$8,049	$7,989
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,126	$1,181
Accrued expenses and other current liabilities	1,024	1,270
Income taxes payable	24	10
Total current liabilities	2,174	2,461
Long-term liabilities:
Long-term debt	1,249	1,249
Lease incentives and other long-term liabilities	1,073	1,135
Total long-term liabilities	2,322	2,384
Commitments and contingencies (see Notes 11 and 15)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 378 and 389 shares	19	19
Additional paid-in capital	—	8
Retained earnings	3,481	3,081
Accumulated other comprehensive income	53	36
Total stockholders' equity	3,553	3,144
Total liabilities and stockholders' equity	$8,049	$7,989

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2018	2017	2016
Net sales	$16,580	$15,855	$15,516
Cost of goods sold and occupancy expenses	10,258	9,789	9,876
Gross profit	6,322	6,066	5,640
Operating expenses	4,960	4,587	4,449
Operating income	1,362	1,479	1,191
Interest expense	73	74	75
Interest income	(33)	(19)	(8)
Income before income taxes	1,322	1,424	1,124
Income taxes	319	576	448
Net income	$1,003	$848	$676
Weighted-average number of shares—basic	385	393	399
Weighted-average number of shares—diluted	388	396	400
Earnings per share—basic	$2.61	$2.16	$1.69
Earnings per share—diluted	$2.59	$2.14	$1.69
Cash dividends declared and paid per share	$0.97	$0.92	$0.92

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2018	2017	2016
Net income	$1,003	$848	$676
Other comprehensive income (loss), net of tax:
Foreign currency translation	(17)	35	7
Change in fair value of derivative financial instruments, net of tax benefit of $(4), $(9), and $(2)	54	(51)	(26)
Reclassification adjustments on derivative financial instruments, net of (tax) tax benefit of $6, $3, and $(11)	(20)	(2)	(12)
Other comprehensive income (loss), net of tax	17	(18)	(31)
Comprehensive income	$1,020	$830	$645

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 30, 2016	397	$20	$—	$2,440	$85	$2,545
Net income				676		676
Other comprehensive loss, net of tax					(31)	(31)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	29			29
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(19)			(19)
Tax benefit from exercise of stock options and vesting of stock units			(4)			(4)
Share-based compensation, net of estimated forfeitures			75			75
Common stock dividends ($0.92 per share)				(367)		(367)
Balance as of January 28, 2017	399	20	81	2,749	54	2,904
Cumulative effect of a change in accounting principle related to share-based compensation			(5)	3		(2)
Net income				848		848
Other comprehensive loss, net of tax					(18)	(18)
Repurchases and retirement of common stock	(13)	(1)	(156)	(158)		(315)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	30			30
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(18)			(18)
Share-based compensation, net of forfeitures			76			76
Common stock dividends ($0.92 per share)				(361)		(361)
Balance as of February 3, 2018	389	19	8	3,081	36	3,144
Cumulative effect of a change in accounting principle related to revenue recognition			—	36		36
Net income				1,003		1,003
Other comprehensive loss, net of tax					17	17
Repurchases and retirement of common stock	(14)	—	(132)	(266)		(398)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	46			46
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(23)			(23)
Share-based compensation, net of forfeitures			101			101
Common stock dividends ($0.97 per share)				(373)		(373)
Balance as of February 2, 2019	378	$19	$—	$3,481	$53	$3,553

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2018	2017	2016
Cash flows from operating activities:
Net income	$1,003	$848	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578	559	593
Amortization of lease incentives	(61)	(60)	(62)
Share-based compensation	91	87	76
Tax benefit from exercise of stock options and vesting of stock units	—	—	(4)
Excess tax benefit from exercise of stock options and vesting of stock units	—	—	(1)
Store asset impairment charges	14	28	107
Goodwill impairment charge	—	—	71
Non-cash and other items	(6)	19	(4)
Deferred income taxes	65	61	(54)
Changes in operating assets and liabilities:
Merchandise inventory	(154)	(142)	46
Other current assets and other long-term assets	(18)	33	54
Accounts payable	(78)	(90)	146
Accrued expenses and other current liabilities	(196)	34	76
Income taxes payable, net of prepaid and other tax-related items	113	(52)	19
Lease incentives and other long-term liabilities	30	55	(20)
Net cash provided by operating activities	1,381	1,380	1,719
Cash flows from investing activities:
Purchases of property and equipment	(705)	(731)	(524)
Purchases of short-term investments	(464)	—	—
Sales and maturities of short-term investments	177	—	—
Insurance proceeds related to loss on property and equipment	—	66	—
Other	(9)	(1)	(5)
Net cash used for investing activities	(1,001)	(666)	(529)
Cash flows from financing activities:
Payments of debt	—	(67)	(421)
Proceeds from issuances under share-based compensation plans	46	30	29
Withholding tax payments related to vesting of stock units	(23)	(18)	(19)
Repurchases of common stock	(398)	(315)	—
Excess tax benefit from exercise of stock options and vesting of stock units	—	—	1
Cash dividends paid	(373)	(361)	(367)
Other	(1)	—	—
Net cash used for financing activities	(749)	(731)	(777)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(10)	19	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(379)	2	413
Cash, cash equivalents, and restricted cash at beginning of period	1,799	1,797	1,384
Cash, cash equivalents, and restricted cash at end of period	$1,420	$1,799	$1,797
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$93	$77	$56
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$76	$76	$82
Cash paid for income taxes during the period, net of refunds	$143	$570	$488
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended February 2, 2019, February 3, 2018, and January 28, 2017
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a global omni-channel retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, Intermix, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, and Banana Republic stores in approximately 34 other countries around the world. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended February 2, 2019 (fiscal 2018) and January 28, 2017 (fiscal 2016) consisted of 52 weeks. The fiscal year ended February 3, 2018 (fiscal 2017) consisted of 53 weeks.

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

Cash, Cash Equivalents and Short-Term Investments
Cash includes funds deposited in banks and amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days.
All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash equivalents. Our cash equivalents are placed primarily in time deposits and money market funds. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Income related to these securities is recorded in interest income on the Consolidated Statements of Income.
Highly liquid investments with original maturities of greater than three months and less than two years are classified as short-term investments. These investments are classified as available-for-sale and are recorded at fair value using market prices.
Changes in the fair value of available-for-sale investments impact net income only when such securities are sold or an other-than-temporary impairment is recognized. Income related to these investments is recorded in interest income on the Consolidated Statements of Income.

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

Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or lease incentives and other long-term liabilities.
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period in which the underlying transaction impacts the income statement. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and is reclassified into income in the period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. For derivative financial instruments not designated as hedging instruments, the gain or loss on the derivative financial instruments is recorded in operating expenses on the Consolidated Statements of Income. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows.

Property and Equipment
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of remaining lease term or economic life, up to 15 years
Furniture and equipment	Up to 10 years
Software	3 to 7 years
Buildings and building improvements	Up to 39 years
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded in operating expenses on the Consolidated Statements of Income. Costs of maintenance and repairs are expensed as incurred.

Asset Retirement Obligations
An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company’s asset retirement obligations are primarily associated with leasehold improvements that we are contractually obligated to remove at the end of a lease to comply with the lease agreement. We recognize asset retirement obligations at the inception of a lease with such conditions if a reasonable estimate of fair value can be made. Asset retirement obligations are recorded in accrued expenses and other current liabilities and lease incentives and other long-term liabilities on the Consolidated Balance Sheets and are subsequently adjusted for changes in estimated asset retirement obligations. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life.

Revenue Recognition
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which is presented on a gross basis on our Consolidated Balance Sheet. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
We have credit card agreements with third parties to provide our customers with private label credit cards and co-branded credit cards (collectively, the “Credit Card programs"). Each private label credit card bears the logo of Old Navy, Gap, Banana Republic, or Athleta and can be used at any of our U.S. or Canadian store locations and online. The co-branded credit card is a VISA credit card bearing the logo of Old Navy, Gap, Banana Republic, or Athleta and can be used everywhere VISA credit cards are accepted. The Credit Card programs offer incentives to cardholders in the form of reward certificates upon the cumulative purchase of an established amount.
Synchrony Financial ("Synchrony"), a third-party financing company, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. Our agreement with Synchrony provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed.
Prior to fiscal 2018, income received related to our Credit Card programs was recorded within operating expenses and cost of goods sold and occupancy expenses. With the adoption of ASC 606, income related to our Credit Card programs is now classified within net sales on our Consolidated Statement of Income.
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

Classification of Expenses
Cost of goods sold and occupancy expenses include the following:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	online shipping and packaging costs;

•	costs associated with our sourcing operations, including payroll, benefits, and other administrative expenses;

•	gains and losses associated with foreign currency derivative contracts related to hedging of merchandise purchases and intercompany revenue transactions; and

•	rent, occupancy, depreciation, and amortization related to our store operations, distribution centers, and certain corporate functions.

Operating expenses include the following:

•	payroll, benefits, and other administrative expenses for our store operations and field management;

•	payroll, benefits, and other administrative expenses for our distribution centers;

•	payroll, benefits, and other administrative expenses for our corporate functions, including product design and development;

•	marketing;

•	information technology maintenance costs and expenses;

•	rent, occupancy, depreciation, and amortization for our corporate facilities;

•	research and development expenses;

•	third party credit card processing fees; and

•	other expenses (income).
Payroll, benefits, and other administrative expenses for our distribution centers recorded in operating expenses were $316 million, $297 million, and $254 million in fiscal 2018, 2017, and 2016, respectively. Research and development costs described in Accounting Standards Codification No. 730 are expensed as incurred. These costs include expenditures for new or innovative products and technological improvements for existing products and process innovation, which primarily consist of payroll and related benefits attributable to time spent on research and development activities. Research and development expenses recorded in operating expenses under ASC 730 were $50 million, $51 million, and $46 million in fiscal 2018, 2017, and 2016, respectively.
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

Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses on the Consolidated Statements of Income. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is primarily at the store level.

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
We adopted ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment in the first quarter of fiscal 2017. The amendments simplify the subsequent measurement of goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Under the ASU, the impairment test is simply the comparison of the fair value of a reporting unit with its carrying amount, with the impairment charge being the deficit in fair value but not exceeding the total amount of goodwill allocated to that reporting unit. The simplified one-step impairment test applies to all reporting units (including those with zero or negative carrying amounts).
In fiscal 2016, the Company performed the goodwill impairment test under the previous Accounting Standards Codification No. 350 Intangibles - Goodwill and Other as the annual impairment test was performed prior to January 1, 2017. Under the previous guidance, we reviewed goodwill for impairment by first assessing qualitative factors to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying amount, including goodwill, as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. If it was determined that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, the two-step test was performed to identify potential goodwill impairment. If it was determined that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount, it was unnecessary to perform the two-step goodwill impairment test. Based on certain circumstances, we elected to bypass the qualitative assessment and proceeded directly to performing the first step of the two-step goodwill impairment test. The first step of the two-step goodwill impairment test compared the fair value of the reporting unit to its carrying amount, including goodwill. The second step included hypothetically valuing all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill was compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of the goodwill, we recognized an impairment loss in an amount equal to the excess, not to exceed the carrying amount.
A reporting unit is an operating segment or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company's reporting units that have goodwill are Athleta and Intermix.

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
Goodwill and other indefinite-lived intangible assets, including the trade names, are recorded in other long-term assets on the Consolidated Balance Sheets.

Pre-Opening Costs
Pre-opening and start-up activity costs, which include rent and occupancy, supplies, advertising, and payroll expenses incurred prior to the opening of a new store or other facility, are expensed in the period in which they occur.

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $650 million, $673 million, and $601 million in fiscal 2018, 2017, and 2016, respectively, and is recorded in operating expenses on the Consolidated Statements of Income.

Share-Based Compensation
Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield, and risk-free interest rate. For units granted whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”), the fair value is determined based on the Company’s stock price on the date of grant less future expected dividends during the vesting period. For stock options and Stock Units, we recognize share-based compensation cost over the vesting period. With the adoption of ASU No. 2016-09 in fiscal 2017, we account for forfeitures as they occur. Share-based compensation expense is recorded primarily in operating expenses on the Consolidated Statements of Income over the period during which the employee is required to provide service in exchange for stock options and Stock Units.

Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For fiscal 2018, the opening balance of deferred revenue for these obligations was $232 million, of which $200 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $227 million as of February 2, 2019. We expect that the majority of our revenue deferrals as of February 2, 2019 will be recognized as revenue in the next 12 months as our performance obligations are satisfied. As of February 2, 2019, there were no material contract liabilities related to our franchise agreements.

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

Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using rates that approximate those in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded on the Consolidated Statements of Comprehensive Income and in accumulated OCI on the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated OCI. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded in operating expenses on the Consolidated Statements of Income.
The aggregate transaction gains and losses recorded in operating expenses in the Consolidated Statements of Income are as follows:

	Fiscal Year
($ in millions)	2018	2017	2016
Foreign currency transaction gain (loss)	$(32)	$31	$(18)
Realized and unrealized gain (loss) from certain derivative financial instruments	34	(30)	10
Net foreign exchange gain (loss)	$2	$1	$(8)

Income Taxes
Deferred income taxes are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts on the Consolidated Financial Statements. A valuation allowance is established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties related to unrecognized tax benefits in operating expenses on the Consolidated Statements of Income.
The Company has made an accounting policy election to treat taxes due on the global intangible low-taxed income (“GILTI”) of foreign subsidiaries as a current period expense.
See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information on the impact of the U.S. Tax Cuts and Jobs Act of 2017 on income taxes.

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

For fiscal 2018, the impact of applying ASC 606 primarily resulted in an increase in net sales driven by a reclassification of $443 million for revenue sharing associated with our credit card programs and breakage revenue for gift cards and credit vouchers, which were previously recorded as a reduction to operating expenses on our Consolidated Statements of Income. Net sales for fiscal 2018 also increased by $176 million due to the reclassification of reimbursements of loyalty program discounts associated with our Credit Card programs, which were previously recorded as a reduction to cost of goods sold and occupancy expenses in our Consolidated Statements of Income. There were no other material impacts to the Consolidated Statements of Income resulting from the application of ASC 606 during fiscal 2018.

See Note 2 of Notes to Consolidated Financial Statements for information regarding the impact of applying ASC 606 for sales return allowance.

In addition, see Note 16 of Notes to Consolidated Financial Statements for disaggregation of revenue by brand and by region.

Statement of Cash Flows: Restricted Cash
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which amended the presentation of restricted cash within the statement of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the statement of cash flows. On February 4, 2018, we adopted ASU 2016-18 on a retrospective basis. The retrospective adoption increased our beginning and ending cash and cash equivalent balances within our Consolidated Statements of Cash Flows to include restricted cash balances. The adoption had no other material impacts to our Consolidated Statements of Cash Flows and had no impact on our results of operations or financial position.

Any cash that is legally restricted from use is classified as restricted cash. If the purpose of restricted cash is related to acquiring a long-term asset, liquidating a long-term liability, or is otherwise unavailable for a period longer than one year from the balance sheet date, the restricted cash is included within other long-term assets on our Consolidated Balance Sheets. Otherwise, restricted cash is included within other current assets on our Consolidated Balance Sheets.

As of February 2, 2019, restricted cash primarily includes consideration held by a third party in connection with the purchase of a building, as well as consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Consolidated Balance Sheets to the total shown on our Consolidated Statements of Cash Flows:

($ in millions)	2018	2017	2016
Cash and cash equivalents	$1,081	$1,783	$1,783
Restricted cash included in other current assets	1	1	1
Restricted cash included in other long-term assets (a)	338	15	13
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	$1,420	$1,799	$1,797
__________

(a)	Includes $320 million of consideration held by a third party in connection with the purchase of a building expected to be completed in fiscal 2019.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, that updates certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. We adopted this ASU on February 4, 2018 with no material impact to our Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
ASU No. 2016-02, Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases at the commencement date based on the total minimum lease commitment amount including options to extend lease terms that are reasonably assured of being exercised. We will adopt ASU No. 2016-02 and related amendments (collectively "ASC 842") on February 3, 2019. The standard may be adopted by a modified retrospective method or by an optional transition method, which allows for the prospective application of the standard. We will adopt the standard using the optional transition method with a cumulative adjustment to retained earnings. In addition, we have elected to apply certain practical expedients which permit us not to reassess whether existing contracts are or contain leases, to not reassess the lease classification of any existing leases, and to not reassess initial direct costs for any existing leases. We also intend to elect the practical expedient of not separating non-lease components from lease components for new and modified leases.
We expect the adoption of ASC 842 will result in the recording of a right-of-use asset and an operating lease liability of approximately $5.8 billion and $6.6 billion, respectively, as of February 3, 2019. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. At the beginning of the period of adoption, we will recognize a cumulative-effect adjustment in retained earnings due in part to impairment of certain right-of-use assets at the effective date. We do not expect that the adoption of ASC 842 will result in a material impact to our Consolidated Statements of Cash Flows and we are currently assessing the impact to our Consolidated Statements of Income. The implementation of the new standard will also result in changes to our accounting systems and related internal controls over financial reporting.
See Note 11, Leases, of the Notes to the Consolidated Financial Statements for the aggregate minimum noncancelable annual lease payments under leases in effect on February 2, 2019.
ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We will adopt ASU 2017-12 on a prospective basis on February 3, 2019. We do not expect that the adoption will result in material impacts to our Consolidated Financial Statements.

ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective beginning in fiscal 2020. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this guidance may have on the Consolidated Financial Statements and related disclosures.

Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
Cash (1)	$708	$1,256
Bank certificates of deposit and time deposits	341	490
Money market funds	26	37
Domestic commercial paper	6	—
Cash and cash equivalents	$1,081	$1,783
__________

(1)	Cash includes $68 million and $72 million of amounts in transit from banks for customer credit card and debit card transactions as of February 2, 2019 and February 3, 2018, respectively.

Short-Term Investments
Short-term investments consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
U.S. agency securities	$22	$—
Corporate securities	141	—
U.S. treasury securities	125	—
Short-term investments	$288	$—

Other Current Assets
Other current assets consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
Accounts receivable	$359	$282
Prepaid income taxes	102	237
Prepaid minimum rent and occupancy expenses	157	158
Derivative financial instruments	20	14
Other	113	97
Other current assets	$751	$788

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
Leasehold improvements	$3,104	$3,140
Furniture and equipment	2,732	2,623
Software	1,525	1,703
Land, buildings, and building improvements	1,123	1,037
Construction-in-progress	183	264
Property and equipment, at cost	8,667	8,767
Less: Accumulated depreciation	(5,755)	(5,962)
Property and equipment, net of accumulated depreciation	$2,912	$2,805
Depreciation expense for property and equipment was $575 million, $556 million, and $590 million for fiscal 2018, 2017, and 2016, respectively.
Interest of $10 million, $9 million, and $9 million related to assets under construction was capitalized in fiscal 2018, 2017, and 2016, respectively.
We recorded a charge for the impairment of long-lived assets of $14 million, $28 million, and $107 million for fiscal 2018, 2017, and 2016, respectively, related to store assets which is recorded in operating expenses on the Consolidated Statements of Income.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
Long-term income tax-related assets	$151	$233
Goodwill	109	109
Trade names	92	95
Restricted Cash (1)	338	15
Other	196	164
Other long-term assets	$886	$616
__________

(1)	Includes $320 million of consideration held by a third party in connection with the purchase of a building expected to be completed in fiscal 2019.

No goodwill impairment charges were recorded in fiscal 2018 or 2017. In fiscal 2016, we recorded a charge for the impairment of goodwill related to the Intermix reporting unit of $71 million, which was recorded in operating expenses on the Consolidated Statement of Income. See Note 3 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.

No other individual items accounted for greater than five percent of total assets as of February 2, 2019 or February 3, 2018.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
Accrued compensation and benefits	$254	$462
Unredeemed gift cards and credit vouchers, net of breakage	—	247
Deferred revenue (1)	227	—
Short-term deferred rent and tenant allowances	101	103
Accrued advertising	41	43
Other	401	415
Accrued expenses and other current liabilities	$1,024	$1,270
__________

(1)
Due to the adoption of ASC 606, unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement are now presented as deferred revenue. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

No other individual items accounted for greater than five percent of total current liabilities as of February 2, 2019 or February 3, 2018.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
Long-term deferred rent and tenant allowances	$736	$749
Long-term income tax-related liabilities	118	152
Long-term asset retirement obligations	52	52
Other	167	182
Lease incentives and other long-term liabilities	$1,073	$1,135
The net activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates.

Sales Return Allowance
With the adoption of ASC 606, we now recognize allowances for estimated sales returns on a gross basis rather than a net basis on our Consolidated Balance Sheet. As of February 2, 2019, we recorded a right of return asset for merchandise we expect to receive back from customers of $38 million, which is recorded within other current assets on our Consolidated Balance Sheet, and a liability for refunds payable of $78 million, which is recorded within accrued expenses and other current liabilities on our Consolidated Balance Sheet. As of February 2, 2019, the net amount under the previous guidance would have been $39 million recorded as accrued expenses and other current liabilities on our Consolidated Balance Sheet. Accordingly, the impact of the change in accounting standard on our Consolidated Balance Sheet is an increase of $38 million to other current assets and an increase of $39 million to accrued expenses and other current liabilities.

For fiscal 2017 and fiscal 2016, the opening balances of the sales return allowance recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets were $30 million and $27 million, respectively. Additions to the allowance were $955 million and $861 million in fiscal 2017 and fiscal 2016, respectively, and deductions from the allowance were $952 million and $858 million in fiscal 2017 and fiscal 2016, respectively. The closing balances of the sales return allowance recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets were $33 million and $30 million, for fiscal 2017 and fiscal 2016, respectively.

Note 3. Goodwill and Trade Names
The following goodwill and trade names are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	February 2, 2019	February 3, 2018
Goodwill (1)	$109	$109
Trade names (2)	$92	$95
__________

(1)	Includes $99 million and $10 million related to Athleta and Intermix, respectively.

(2)	Includes $54 million and $38 million related to Athleta and Intermix, respectively.

Goodwill
We assess whether events or circumstances indicate that goodwill is impaired every quarter, and evaluate goodwill impairment annually in the fourth quarter of the fiscal year. During the fourth quarter of fiscal 2018 and fiscal 2017, we completed our annual impairment test of goodwill and we did not recognize any impairment charges.
During the fourth quarter of fiscal 2016, we recognized an impairment charge of $71 million for goodwill related to the Intermix reporting unit. This impairment charge was recorded in operating expenses in the Consolidated Statement of Income and reduced the $81 million of purchase price allocated to goodwill in connection with the acquisition of Intermix in December 2012 to $10 million as of January 28, 2017.
Trade Names
During the fourth quarter of fiscal 2018, 2017, and 2016, we completed our annual impairment test of trade names and we did not recognize any impairment charges.
Note 4. Debt
As of February 2, 2019 and February 3, 2018, the amount recorded in long-term debt on the Consolidated Balance Sheets for our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes") due April 2021 was $1.25 billion and is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of February 2, 2019 and February 3, 2018, the estimated fair value of the Notes was $1.30 billion and $1.33 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year. Interest is payable semi-annually on April 12 and October 12 of each year, and we have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants.
Our 15 billion Japanese yen, four-year, unsecured term loan due January 2018, was paid in full in June 2017. Repayments of 2.5 billion Japanese yen were payable on January 15 of each year, and a final repayment of 7.5 billion Japanese yen, which was due on January 15, 2018. Interest was payable at least quarterly based on an interest rate equal to the Tokyo Interbank Offered Rate plus a fixed margin.
Note 5. Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which was scheduled to expire in May 2020. On May 31, 2018, we entered into an agreement to extend the term of the Facility to May 2023. The Facility is available for general corporate purposes including working capital, trade letters of credit, and standby letters of credit. The Facility fees fluctuate based on our long-term senior unsecured credit ratings and our leverage ratio. If we were to draw on the Facility, interest would be a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio on the unpaid principal amount. To maintain availability of funds under the Facility, we pay a facility fee on the full facility amount, regardless of usage. As of February 2, 2019, there were no borrowings and no material outstanding standby letters of credit under the Facility.

We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $57 million as of February 2, 2019. As of February 2, 2019, there were no borrowings under the Foreign Facilities. There were $16 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of February 2, 2019.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of February 2, 2019, we had $13 million in standby letters of credit issued under these agreements.
The Facility contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of February 2, 2019, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances and require the immediate repayment of any outstanding advances.
Note 6. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2018 or 2017. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during fiscal 2018 or 2017.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$373	$26	$347	$—
Short-term investments	288	125	163	—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	48	48	—	—
Other assets	2	—	—	2
Total	$731	$199	$530	$2
Liabilities:
Derivative financial instruments	$11	$—	$11	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$527	$37	$490	$—
Derivative financial instruments	14	—	14	—
Deferred compensation plan assets	47	47	—	—
Total	$588	$84	$504	$—
Liabilities:
Derivative financial instruments	$43	$—	$43	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of February 2, 2019, the Company held $288 million of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheet. In addition, as of February 2, 2019, the Company held $16 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Consolidated Balance Sheet. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial for the fiscal year ended February 2, 2019.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. The Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss for the fiscal year ended February 2, 2019.
Derivative financial instruments primarily include foreign exchange forward contracts. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Chinese yuan, Mexican pesos, and Taiwan dollars. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. Derivative financial instruments in an asset position are recorded in other current assets or other long-term assets on the Consolidated Balance Sheets. Derivative financial instruments in a liability position are recorded in accrued expenses and other current liabilities or lease incentives and other long-term liabilities on the Consolidated Balance Sheets.
We maintain the Gap, Inc., Deferred Compensation Plan (“DCP”), which allows eligible employees and non-employee directors to defer base compensation up to a maximum percentage. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets on the Consolidated Balance Sheets.

Nonfinancial Assets
We recorded a charge for the impairment of long-lived assets of $14 million, $28 million, and $107 million in fiscal 2018, 2017, and 2016, respectively, related to store assets which is recorded in operating expenses on the Consolidated Statements of Income. The impairment charge reduced the then carrying amount of the applicable long-lived assets of $15 million, $30 million, and $125 million to their fair value of $1 million, $2 million, and $18 million during fiscal 2018, 2017, and 2016, respectively. The fair value of the long-lived assets was determined using level 3 inputs and the valuation techniques discussed in Note 1 of Notes to Consolidated Financial Statements.

During fiscal 2016, the Company announced measures that resulted in the closure of its fleet of 53 Old Navy stores in Japan and select Banana Republic stores, primarily internationally. In fiscal 2016, we recorded a charge for the impairment of long-lived assets of $54 million related to the announced store closures, and an additional $53 million for long-lived assets that were unrelated to the announced measures.
There were no impairment charges recorded for other indefinite-lived intangible assets for fiscal 2018, 2017, or 2016.
There were no impairment charges recorded for goodwill for fiscal 2018 or 2017. In fiscal 2016, we recorded an impairment charge of $71 million for goodwill related to Intermix. The fair value of the Intermix reporting unit was determined using level 3 inputs and valuation techniques discussed in Note 3 of Notes to Consolidated Financial Statements.
Note 7. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Chinese yuan, Mexican pesos, and Taiwan dollars.

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

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement of the underlying intercompany balances, is recorded in operating expenses on the Consolidated Statements of Income in the same period and generally offset.

Outstanding Notional Amounts
As of February 2, 2019 and February 3, 2018, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	February 2, 2019	February 3, 2018
Derivatives designated as cash flow hedges	$774	$745
Derivatives not designated as hedging instruments	660	577
Total	$1,434	$1,322

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	February 2, 2019	February 3, 2018
Derivatives designated as cash flow hedges:
Other current assets	$15	$11
Other long-term assets	—	—
Accrued expenses and other current liabilities	3	32
Lease incentives and other long-term liabilities	—	—

Derivatives not designated as hedging instruments:
Other current assets	$5	$3
Other long-term assets	—	—
Accrued expenses and other current liabilities	8	11
Lease incentives and other long-term liabilities	—	—

Total derivatives in an asset position	$20	$14
Total derivatives in a liability position	$11	$43
All of the unrealized gains and losses from designated cash flow hedges as of February 2, 2019 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of February 2, 2019 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Consolidated Balance Sheets and as such the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are $4 million and $1 million as of February 2, 2019 and February 3, 2018, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would be $16 million and $13 million and the net amounts of the derivative financial instruments in a liability position would be $7 million and $42 million as of February 2, 2019 and February 3, 2018, respectively.
See Note 6 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The effective portion of gains and losses on foreign exchange forward contracts in cash flow hedging and net investment hedging relationships recorded in OCI and on the Consolidated Statements of Income, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2018	2017	2016
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$50	$(60)	$(28)
Gain reclassified into cost of goods sold and occupancy expenses	13	—	31
Gain (loss) reclassified into operating expenses	1	(1)	(8)

Derivatives in net investment hedging relationships:
Loss recognized in other comprehensive income	$—	$(1)	$(2)
For fiscal 2018, 2017, and 2016, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Gains and losses on foreign exchange forward contracts not designated as hedging instruments recorded on the Consolidated Statements of Income, on a pre-tax basis are as follows:

	Fiscal Year
($ in millions)	2018	2017	2016
Gain (loss) recognized in operating expenses	$33	$(29)	$18
Note 8. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock and 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 2, 2019.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 2, 2019.

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2018	2017	2016
Number of shares repurchased (1)	14	13	—
Total cost	$398	$315	$—
Average per share cost including commissions	$28.93	$24.43	$—
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2016, the Board of Directors approved a $1.0 billion share repurchase authorization. The February 2016 repurchase program had $287 million remaining as of February 2, 2019.

In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization which supersedes and replaces the February 2016 repurchase program.
All of the share repurchases were paid for as of February 2, 2019, February 3, 2018, and January 28, 2017. All common stock repurchased is immediately retired.
Note 9. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
Foreign currency translation	(20)	—	(20)
Change in fair value of derivative financial instruments	—	54	54
Amounts reclassified from accumulated OCI	3	(20)	(17)
Other comprehensive income (loss), net	(17)	34	17
Balance at February 2, 2019	$47	$6	$53

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
Foreign currency translation	35	—	35
Change in fair value of derivative financial instruments	—	(51)	(51)
Amounts reclassified from accumulated OCI	—	(2)	(2)
Other comprehensive income (loss), net	35	(53)	(18)
Balance at February 3, 2018	$64	$(28)	$36

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 30, 2016	$22	$63	$85
Foreign currency translation	7	—	7
Change in fair value of derivative financial instruments	—	(26)	(26)
Amounts reclassified from accumulated OCI	—	(12)	(12)
Other comprehensive income (loss), net	7	(38)	(31)
Balance at January 28, 2017	$29	$25	$54
See Note 7 of Notes to Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items on the Consolidated Statements of Income.

Note 10. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2018	2017	2016
Stock units	$71	$69	$61
Stock options	16	14	11
Employee stock purchase plan	4	4	4
Share-based compensation expense	91	87	76
Less: Income tax benefit	(22)	(35)	(30)
Share-based compensation expense, net of tax	$69	$52	$46
No material share-based compensation expense was capitalized in fiscal 2018, 2017, or 2016.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2018, 2017, or 2016.
Beginning in the first quarter of fiscal 2017, we account for forfeitures as they occur, rather than estimate expected forfeitures, when recognizing share-based compensation expense. The cumulative-effect adjustment of this change was recognized as a $3 million increase, net of tax, to retained earnings as of the beginning of fiscal 2017.

General Description of Stock Option and Other Stock Award Plans
The 2016 Long-Term Incentive Plan (the "2016 Plan") was amended and restated as of February 22, 2017 and further amended and restated in February 2019, subject to shareholder approval. Under the 2016 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.
As of February 2, 2019, there were 216,586,781 shares that have been authorized for issuance under the 2016 Plan.
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
A summary of Stock Unit activity under the 2016 Plan for fiscal 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of February 3, 2018	6,263,501	$25.21
Granted	5,639,143	$29.33
Vested	(2,070,317)	$28.04
Forfeited	(1,747,068)	$26.98
Balance as of February 2, 2019	8,085,259	$29.97

A summary of additional information about Stock Units is as follows:

	Fiscal Year
	2018	2017	2016
Weighted-average fair value per share of Stock Units granted	$29.33	$21.81	$26.47
Fair value of Stock Units vested (in millions)	$58	$64	$59
The aggregate intrinsic value of unvested Stock Units as of February 2, 2019 was $202 million.
As of February 2, 2019, there was $128 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.

Stock Units Granted Based on Performance Metrics
Under the 2016 Plan, some Stock Units are granted to employees only after the achievement of pre-determined performance metrics.
At the end of each reporting period, we evaluate the probability that Stock Units will be granted. We record share-based compensation expense based on the probability that the performance metrics will be achieved, with an offsetting increase to current liabilities. We revalue the liability at the end of each reporting period and record an adjustment to share-based compensation expense as required based on the probability that the performance metrics will be achieved. A Stock Unit is granted upon certification of the performance metrics. At that time, the associated liability is reclassified to stockholders’ equity.
Out of 5,639,143 Stock Units granted in fiscal 2018, 1,840,119 Stock Units were granted based on satisfaction of performance metrics.
The liability related to potential Stock Units to be granted based on performance metrics, which is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets, was $2 million and $12 million as of February 2, 2019 and February 3, 2018, respectively.

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
The fair value of stock options issued during fiscal 2018, 2017, and 2016 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2018	2017	2016
Expected term (in years)	3.9	3.9	3.7
Expected volatility	36.3%	38.2%	33.5%
Dividend yield	3.1%	3.8%	3.5%
Risk-free interest rate	2.5%	1.7%	1.2%

A summary of stock option activity under the 2016 Plan for fiscal 2018 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of February 3, 2018	9,142,206	$28.67
Granted	3,585,976	$32.00
Exercised	(794,430)	$25.91
Forfeited/Expired	(1,248,330)	$30.32
Balance as of February 2, 2019	10,685,422	$29.80
A summary of additional information about stock options is as follows:

	Fiscal Year
	2018	2017	2016
Weighted-average fair value per share of stock options granted	$7.75	$5.47	$5.60
Aggregate intrinsic value of stock options exercised (in millions)	$5	$1	$1
Fair value of stock options vested (in millions)	$14	$12	$9
Information about stock options outstanding and exercisable as of February 2, 2019 is as follows:

	Intrinsic Value as of February 2, 2019 (in millions)	Number of Shares as of February 2, 2019	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$7	10,685,422	7.5	$29.80
Options Exercisable	$3	3,727,628	5.9	$31.46

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,008,100, 1,113,640, and 1,260,361 shares issued under the ESPP in fiscal 2018, 2017, and 2016, respectively. As of February 2, 2019, there were 7,136,090 shares reserved for future issuances under the ESPP.
Note 11. Leases
We lease most of our store premises and some of our corporate facilities and distribution centers. These operating leases expire at various dates through 2038. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions.

The aggregate minimum non-cancelable annual lease payments under leases in effect on February 2, 2019 are as follows:

($ in millions)
Fiscal Year
2019	$1,156
2020	1,098
2021	892
2022	730
2023	539
Thereafter	1,520
Total minimum lease commitments	$5,935
The total minimum lease commitment amount above does not include minimum sublease rent income of $12 million receivable in the future under non-cancelable sublease agreements. In addition, the total minimum lease commitment amount above excludes options to extend lease terms that are reasonably assured of being exercised.
Rent expense related to our store premises, corporate facilities, and distribution centers under operating leases is as follows:

	Fiscal Year
($ in millions)	2018	2017	2016
Minimum rent expense	$1,211	$1,208	$1,208
Contingent rent expense	95	98	107
Less: Sublease income	(6)	(6)	(4)
Total	$1,300	$1,300	$1,311

Note 12. Income Taxes
For financial reporting purposes, components of income (loss) before income taxes are as follows:

	Fiscal Year
($ in millions)	2018	2017	2016
United States	$1,183	$1,301	$1,191
Foreign	139	123	(67)
Income before income taxes	$1,322	$1,424	$1,124

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2018	2017	2016
Current:
Federal	$164	$415	$405
State	41	51	47
Foreign	49	49	50
Total current	254	515	502
Deferred:
Federal	55	55	(41)
State	11	(5)	(5)
Foreign	(1)	11	(8)
Total deferred	65	61	(54)
Total provision	$319	$576	$448
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2018	2017	2016
Federal statutory tax rate	21.0%	33.7%	35.0%
State and local income taxes, net of federal benefit	4.0	4.0	3.7
Tax impact of foreign operations	0.1	(1.1)	4.5
Impact of TCJA of 2017	(3.2)	4.0	—
Excess foreign tax credits	0.5	(0.7)	(5.0)
Non-deductible goodwill impairment charge	—	—	2.2
Other	1.7	0.5	(0.5)
Effective tax rate	24.1%	40.4%	39.9%
On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system.
The TCJA includes a provision to tax GILTI of foreign subsidiaries, a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries, and favorable tax treatment for certain foreign derived intangible income (“FDII”), effective for us beginning fiscal 2018. The Company has made an accounting policy election to treat taxes due on the GILTI inclusion as a current period expense.
During fiscal 2018, we recorded a $33 million measurement period adjustment to reduce our fiscal 2017 provisional estimated net charge related to the transition tax and recorded certain other immaterial measurement period adjustments to reduce our fiscal 2017 provisional estimated impact of the remeasurement of our deferred tax assets and liabilities to reflect the TCJA rate reduction. As of February 2, 2019, we have finalized our accounting for the tax effects of the TCJA. While our accounting for the recorded impact of the TCJA is deemed to be complete, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”) could impact the aforementioned amounts in future periods.

During fiscal 2017, we recorded a net $57 million charge related to the estimated effects of the TCJA primarily due to the impact of the one-time transition tax on the deemed repatriation of foreign income and the impact of the TCJA on deferred tax assets and liabilities. In addition, our estimate of the transition tax was also impacted by a change in the structure of certain legal entities in fiscal 2017, which resulted in an overall net tax benefit of approximately $23 million.
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
Deferred tax assets (liabilities) consist of the following:

($ in millions)	February 2, 2019	February 3, 2018
Gross deferred tax assets:
Deferred rent	$124	$125
Accrued payroll and related benefits	51	55
Accruals	106	100
Inventory capitalization and other adjustments	42	23
Deferred income	29	32
Unrealized net loss on cash flow hedges	—	4
Federal, state, and foreign net operating losses	70	64
Other	40	36
Total gross deferred tax assets	462	439
Valuation allowance	(156)	(151)
Total deferred tax assets, net of valuation allowance	306	288
Deferred tax liabilities:
Depreciation and amortization	(180)	(79)
Unremitted earnings of certain foreign subsidiaries	(2)	(4)
Unrealized net gain on cash flow hedges	(3)	—
Other	(6)	(8)
Total deferred tax liabilities	(191)	(91)
Net deferred tax assets	$115	$197
As of February 2, 2019, we had approximately $40 million of state and $314 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were approximately $4 million for state and $67 million for foreign as of February 2, 2019. We provided a valuation allowance of approximately $56 million against the deferred tax assets related to the foreign loss carryovers. We also provided a valuation allowance of approximately $93 million related to other foreign deferred tax assets and $7 million related to other federal deferred tax assets. The state losses expire between fiscal 2022 and fiscal 2038. Approximately $48 million of the foreign losses expire between fiscal 2019 and fiscal 2038, and $266 million of the foreign losses do not expire.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2018	2017	2016
Balance at beginning of fiscal year	$118	$44	$47
Increases related to current year tax positions	11	48	4
Prior year tax positions:
Increases	29	28	3
Decreases	(6)	(2)	(5)
Lapse of Statute of Limitations	—	(1)	—
Cash settlements	(15)	—	(5)
Foreign currency translation	(1)	1	—
Balance at end of fiscal year	$136	$118	$44
Of the $136 million, $118 million, and $44 million of total unrecognized tax benefits as of February 2, 2019, February 3, 2018, and January 28, 2017, respectively, approximately $125 million, $106 million, and $34 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2018 and 2017, interest expense of $5 million and $4 million, respectively, was recognized on the Consolidated Statements of Income relating to income tax liabilities. During fiscal 2016, there were no material amounts for interest expense relating to income tax liabilities.
As of February 2, 2019 and February 3, 2018, the Company had total accrued interest related to income tax liabilities of $10 million and $7 million, respectively. There were no accrued penalties related to income tax liabilities as of February 2, 2019 or February 3, 2018.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of February 2, 2019, we have not identified any gross unrecognized tax benefits where it is reasonably possible we will recognize a significant increase or decrease within the next 12 months.
Note 13. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $45 million, $45 million, and $44 million in fiscal 2018, 2017, and 2016, respectively.

We maintain the Gap, Inc. DCP, which allows eligible employees and non-employee directors to defer base compensation up to a maximum percentage. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of February 2, 2019 and February 3, 2018, the assets related to the DCP were $48 million and $47 million, respectively, and were recorded in other long-term assets on the Consolidated Balance Sheets. As of February 2, 2019 and February 3, 2018, the corresponding liabilities related to the DCP were $48 million and $47 million, respectively, and were recorded in lease incentives and other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2018, 2017, and 2016 were not material.
Note 14. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2018	2017	2016
Weighted-average number of shares—basic	385	393	399
Common stock equivalents	3	3	1
Weighted-average number of shares—diluted	388	396	400
The above computations of weighted-average number of shares—diluted exclude 7 million, 9 million, and 7 million shares related to stock options and other stock awards for fiscal 2018, 2017, and 2016, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of February 2, 2019, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of February 2, 2019 and February 3, 2018, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of February 2, 2019 and February 3, 2018 was not material for any individual Action or in total. Subsequent to February 2, 2019 and through the filing date of March 19, 2019, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.

Fire at the Fishkill Distribution Center
On August 29, 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York impacting primarily products held for Gap and Banana Republic. Total insurance proceeds for fiscal 2016 were $174 million. In fiscal 2016, the Company recorded a gain of $73 million in operating expenses on the Consolidated Statement of Income related to insurance proceeds received in excess over the loss on inventory. The insurance receivable balance was $32 million as of January 28, 2017, and was recorded in other current assets on the Consolidated Balance Sheet
In January 2018, the Company agreed upon a final settlement with its insurers. Total insurance proceeds for fiscal 2017 were $193 million, all of which were received by February 3, 2018. A gain of $64 million was recognized in fiscal 2017, primarily related to property and equipment. The remaining settlement was recorded as a reduction to the insurance receivable balance in other current assets on the Consolidated Balance Sheet or cost of goods sold and occupancy expenses or operating expenses on the Consolidated Statement of Income, primarily offsetting fire-related costs incurred during fiscal 2017.
During fiscal 2017, we allocated $66 million of insurance proceeds to the loss on property and equipment, and the amount has been reported as insurance proceeds allocated to loss on property and equipment, a component of cash flows from investing activities, on the Consolidated Statement of Cash Flows.

Note 16. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of February 2, 2019, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of February 2, 2019. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
Fiscal 2018 (1)
U.S. (2)	$7,134	$2,990	$2,095	$1,121	$13,340	81%
Canada	584	379	227	3	1,193	7
Europe	—	589	14	—	603	4
Asia	50	1,089	94	—	1,233	7
Other regions	72	113	26	—	211	1
Total	$7,840	$5,160	$2,456	$1,124	$16,580	100%
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
Fiscal 2017 (1)
U.S. (2)	$6,570	$3,065	$2,017	$916	$12,568	80%
Canada	547	398	225	3	1,173	7
Europe	—	626	15	—	641	4
Asia	50	1,117	96	—	1,263	8
Other regions	71	112	27	—	210	1
Total	$7,238	$5,318	$2,380	$919	$15,855	100%
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
Fiscal 2016 (1)
U.S. (2)	$6,051	$3,113	$2,052	$773	$11,989	77%
Canada	490	368	223	3	1,084	7
Europe	—	630	59	—	689	5
Asia	220	1,215	109	—	1,544	10
Other regions	53	129	28	—	210	1
Total	$6,814	$5,455	$2,471	$776	$15,516	100%
__________

(1)
Net sales reflect the adoption of the new revenue recognition standard in fiscal 2018 and the favorable impact of the calendar shift due to the 53rd week in fiscal 2017. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

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

Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	February 2, 2019	February 3, 2018
U.S. (1)	$3,097	$2,600
Other regions	586	624
Total long-lived assets	$3,683	$3,224
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.
Note 17. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019	February 2, 2019 (fiscal 2018)
Net sales (4)	$3,783	$4,085	$4,089	$4,623	$16,580
Gross profit	$1,427	$1,627	$1,623	$1,645	$6,322
Net income	$164	$297	$266	$276	$1,003
Earnings per share—basic (1)	$0.42	$0.77	$0.69	$0.72	$2.61
Earnings per share—diluted (1)	$0.42	$0.76	$0.69	$0.72	$2.59

	13 Weeks Ended	13 Weeks Ended (2)	13 Weeks Ended	14 Weeks Ended (3)	53 Weeks Ended (2) (3)
($ in millions except per share amounts)	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018	February 3, 2018 (fiscal 2017)
Net sales (4)	$3,440	$3,799	$3,838	$4,778	$15,855
Gross profit	$1,303	$1,479	$1,525	$1,759	$6,066
Net income	$143	$271	$229	$205	$848
Earnings per share—basic (1)	$0.36	$0.69	$0.59	$0.53	$2.16
Earnings per share—diluted (1)	$0.36	$0.68	$0.58	$0.52	$2.14
__________

(1)	Earnings per share ("EPS") was computed individually for each of the periods presented; therefore, the sum of the EPS for the quarters may not equal the total for the year.

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

(4)
Net sales reflect the adoption of the new revenue recognition standard in fiscal 2018 and the favorable impact of the calendar shift due to the 53rd week in fiscal 2017. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

Note 18. Subsequent Events

Intent to Separate Business
On February 28, 2019, the Company announced that its Board of Directors approved a plan to separate the Company into two independent publicly-traded companies: Old Navy and NewCo, which will consist of Gap, Athleta, Banana Republic, Intermix, and Hill City. The transaction is targeted to be completed in 2020, and is subject to certain conditions, including final approval by the Company’s Board of Directors, receipt of a tax opinion from counsel, and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission.
Restructuring Plans
On February 28, 2019, the Company also announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization.
Acquisition
On March 4, 2019, the Company acquired Janie and Jack, a leader in premium children’s fashion, from Gymboree Group, Inc. The purchase price was approximately $35 million with an additional agreement to purchase the Janie and Jack inventory at cost plus additional fees and expenses.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of February 2, 2019, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 2, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement. See also Part I, Item 1 in the section entitled “Executive Officers of the Registrant.”
The Company has adopted a code of ethics, our Code of Business Conduct, which applies to all employees including our principal executive officer, principal financial officer, controller, and persons performing similar functions. Our Code of Business Conduct is available on our website, www.gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct Overview.” Any amendments and waivers to the Code will also be available on the website.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2019 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2019 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Policies and Procedures with Respect to Related Party Transactions” and “Nominees for Election as Directors—Director Independence” in the 2019 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2019 Proxy Statement.

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

3.3	Amended and Restated Bylaws of the Company (effective August 16, 2018), filed as Exhibit 3(ii) to Registrant’s Form 8-K on August 16, 2018, Commission File No. 1-7562.

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

4.3	Form of Registrant’s 5.95% Notes due 2021, included as Exhibit A to First Supplemental Indenture, filed as Exhibit 4.2 to Registrant’s Form 8-K on April 12, 2011, Commission File No. 1-7562.

10.1	Second Amended and Restated Revolving Credit Agreement dated May 31, 2018, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 4, 2018, Commission File No. 1-7562.

10.2
Second Amended and Restated Master Services Agreement between Registrant and IBM, dated as of March 29, 2013, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended May 4, 2013, Commission File No. 1-7562. (1)

10.3
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

10.4
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

10.5
Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 8, 2015, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended August 1, 2015, Commission File No. 1-7562. (1)

10.6
Third Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of December 15, 2015, filed as Exhibit 10.16 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562. (1)

10.7
Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., SynchronyBank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562. (1)

10.8
Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562. (1)

10.9
Sixth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 22, 2018, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended August 4, 2018, Commission File No. 1-7562. (1)

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

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

10.24	2006 Long-Term Incentive Plan, filed as Appendix B to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 9, 2006, Commission File No. 1-7562.

10.25	2006 Long-Term Incentive Plan, as amended and restated effective August 20, 2008, filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.26	Amendment No. 1 to Registrant’s 2006 Long-Term Incentive Plan, filed as Exhibit 10.62 to Registrant’s Form 10-K for the year ended February 3, 2007, Commission File No. 1-7562.

10.27	2011 Long-Term Incentive Plan, filed as Appendix A to Registrant’s definitive proxy statement for its annual meeting of stockholders held on May 17, 2011, Commission File No. 1-7562.

10.28	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014), filed as Exhibit 10.1 to Registrant’s Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.29	2016 Long-Term Incentive Plan, filed as Appendix A to Registrant's definitive proxy statement for its annual meeting of stockholders held on May 17, 2016, Commission File No. 1-7562.

10.30	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017), filed as Exhibit 10.30 to Registrant's Form 10-K for the year ended February 3, 2018, Commission File No. 1-7562.

10.31	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.32	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.33	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.34	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.72 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.35	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.36	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.37	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.60 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.38	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.39	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 16, 2018, Commission File No. 1-7562.

10.40	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 15, 2019, Commission File No. 1-7562.

10.41	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 23, 2006, Commission File No. 1-7562.

10.42	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.43	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.8 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.44	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended May 1, 2010, Commission File No. 1-7562.

10.45	Form of Performance Share Agreement under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K for the quarter ended March 11, 2011, Commission File No. 1-7562.

10.46	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan., filed as Exhibit 10.85 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.47	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's form 8-K on March 6, 2014, Commission File No. 1.7562.

10.48	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's form 8-K on March 6, 2015, Commission File No. 1.7562.

10.49	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.69 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.50	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.51	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 16, 2018, Commission File No. 1-7562.

10.52	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant’s Form 8-K on March 15, 2019, Commission File No. 1-7562.

10.53	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended April 30, 2011, Commission File No. 1-7562.

10.54	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.10 to Registrant’s Form 10-Q for the quarter ended July 28, 2012, Commission File No. 1-7562.

10.55	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.89 to Registrant's Form 10-K for the year ended February 2, 2013, Commission File No. 1-7562.

10.56	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 6, 2014, Commission File No. 1-7562.

10.57	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.58	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.75 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.59	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.60	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 16, 2018, Commission File No. 1-7562.

10.61	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant’s Form 8-K on March 15, 2019, Commission File No. 1-7562.

10.62	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant’s Form 8-K on March 16, 2018, Commission File No. 1-7562.

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

10.65
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 6, 2015, Commission File No. 1-7562.

10.66
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan, filed as Exhibit 10.79 to Registrant's Form 10-K for the year ended January 30, 2016, Commission File No. 1-7562.

10.67
Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.4 to Registrant's Form 8-K on March 9, 2017, Commission File No. 1-7562.

10.68
Summary of Revised Timing of Annual Board Member Stock Unit Grants, effective August 20, 2008, filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarter ended November 1, 2008, Commission File No. 1-7562.

10.69	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 29, 2017, Commission File No. 1-7562.

10.70	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.71	Agreement for Post-Termination Benefits with Paul Chapman dated June 2, 2017, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562

10.72
Agreement with Shawn Curran dated September 29, 2017 and confirmed on October 5, 2017, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended October 28, 2017, Commission File No. 1-7562.

10.73	Agreement with Sebastian DiGrande dated April 22, 2016 and confirmed on April 22, 2016, filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended July 30, 2016, Commission File No. 1-7562.

10.74	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.75	Agreement with Neil Fiske dated June 11, 2018, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended August 4, 2018, Commission File No. 1-7562.

10.76	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562.

10.77	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.78	Agreement with Brent Hyder dated April 3, 2017 and confirmed on April 19, 2017, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended July 29, 2017, Commission File No. 1-7562.

10.79	Agreement for Post-Termination Benefits with Brent Hyder dated June 2, 2017, filed as Exhibit 10.6 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.80
Agreement with Jeff Kirwan dated November 17, 2014 and confirmed on November 18, 2014, filed as Exhibit 10.108 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.81	Agreement with Jeff Kirwan dated May 17, 2017 and confirmed on May 16, 2017, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended July 29, 2017, Commission File No. 1-7562.

10.82	Agreement for Post-Termination Benefits with Jeff Kirwan dated June 2, 2017, filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.83
Letter Agreement dated November 10, 2016 by and between Teri List-Stoll and the Registrant dated November 10, 2016 and confirmed on November 10, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on November 15, 2016, Commission File No. 1-7562.

10.84	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.85	Agreement with Andi Owen dated November 17, 2014 and confirmed on November 18, 2014 filed as Exhibit 10.117 to Registrant's Form 10-K for the year ended January 31, 2015, Commission File No. 1-7562.

10.86	Letter Agreement with Art Peck dated October 3, 2014, filed as Exhibit 10.1 to Registrant’s Form 8-K on October 8, 2014, Commission File No. 1-7562.

10.87	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017, filed as Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

10.88	Agreement with Art Peck dated June 1, 2018, filed as Exhibit 10.1 to Registrant's Form 8-K on June 4, 2018, Commission File No. 1-7562.

10.89	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016, filed as Exhibit 10.1 to Registrant's Form 8-K on April 13, 2016, Commission File No. 1-7562.

10.90	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017, filed as Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.

14	Code of Business Conduct, filed as Exhibit 14 to Registrant’s Form 10-K for the year ended January 30, 2010, Commission File No. 1-7562.

21	Subsidiaries of Registrant. (2)

23	Consent of Independent Registered Public Accounting Firm. (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (2)

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

THE GAP, INC.

Date:	March 19, 2019	By	/s/ ARTHUR PECK
Arthur Peck President and Chief Executive Officer (Principal Executive Officer)

Date:	March 19, 2019	By	/s/ TERI LIST-STOLL
Teri List-Stoll Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 19, 2019	By	/s/ AMY BOHUTINSKY
Amy Bohutinsky, Director

Date:	March 19, 2019	By	/s/ JOHN J. FISHER
John J. Fisher, Director

Date:	March 19, 2019	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 19, 2019	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 19, 2019	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 19, 2019	By	/s/ BRIAN GOLDNER
Brian Goldner, Director

Date:	March 19, 2019	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 19, 2019	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 19, 2019	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 19, 2019	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 19, 2019	By	/s/ ARTHUR PECK
Arthur Peck, Director

Date:	March 19, 2019	By	/s/ LEXI REESE
Lexi Reese, Director

Date:	March 19, 2019	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director