Form 10-Q
period 2019-05-04
GAP INC
filed 2019-05-31
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-7562
THE GAP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two Folsom Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (415) 427-0100

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.05 par value	GPS	The New York Stock Exchange
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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 24, 2019 was 377,971,511.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the impact of recent accounting pronouncements;

•	recognition of revenue deferrals as revenue;

•	unrealized gains and losses from designated cash flow hedges;

•	total gross unrecognized tax benefits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	structure and timing of completion of the planned separation transaction;

•	process of completing the separation transaction, including estimated costs;

•
anticipated strategic, financial, operational or other benefits of the separation transaction, including future financial performance of the independent companies following the proposed separation transaction;

•	plans to restructure the Gap brand specialty fleet, including anticipated store closures and timing, impact to annualized sales, associated costs, and effect on annualized savings;

•	investing in digital and customer capabilities, as well as store experience;

•	increasing productivity by leveraging our scale and streamlining operations and processes;

•	attracting and retaining strong talent in our businesses and functions;

•	continuing to integrate social and environmental sustainability into business practices;

•	investing strategically in the business while maintaining operating discipline and driving efficiency;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	continuing to invest in strengthening brand awareness, customer acquisition, and digital capabilities;

•	current cash balances and cash flows being sufficient to support our business operations, including growth initiatives, Gap specialty fleet rationalization efforts, and planned capital expenditures;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2019; and

•	the impact of changes in internal control over financial reporting.
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of May 31, 2019, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current assets:
Cash and cash equivalents	$941	$1,081	$1,210
Short-term investments	272	288	164
Merchandise inventory	2,242	2,131	2,035
Other current assets	757	751	778
Total current assets	4,212	4,251	4,187
Property and equipment, net of accumulated depreciation of $5,871, $5,755, and $6,025	3,129	2,912	2,791
Operating lease assets	5,732	—	—
Other long-term assets	547	886	607
Total assets	$13,620	$8,049	$7,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$994	$1,126	$1,072
Accrued expenses and other current liabilities	882	1,024	975
Current portion of operating lease liabilities	929	—	—
Income taxes payable	26	24	11
Total current liabilities	2,831	2,174	2,058
Long-term liabilities:
Long-term debt	1,249	1,249	1,249
Long-term operating lease liabilities	5,597	—	—
Lease incentives and other long-term liabilities	372	1,073	1,081
Total long-term liabilities	7,218	2,322	2,330
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 378, 378, and 387 shares	19	19	19
Additional paid-in capital	—	—	—
Retained earnings	3,495	3,481	3,127
Accumulated other comprehensive income	57	53	51
Total stockholders’ equity	3,571	3,553	3,197
Total liabilities and stockholders’ equity	$13,620	$8,049	$7,585
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 4, 2019	May 5, 2018
Net sales	$3,706	$3,783
Cost of goods sold and occupancy expenses	2,362	2,356
Gross profit	1,344	1,427
Operating expenses	1,028	1,198
Operating income	316	229
Interest expense	20	16
Interest income	(6)	(6)
Income before income taxes	302	219
Income taxes	75	55
Net income	$227	$164
Weighted-average number of shares - basic	379	389
Weighted-average number of shares - diluted	381	393
Earnings per share - basic	$0.60	$0.42
Earnings per share - diluted	$0.60	$0.42
Cash dividends declared and paid per share	$0.2425	$0.2425
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Net income	$227	$164
Other comprehensive income (loss), net of tax
Foreign currency translation	(1)	(7)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $4 and $(6)	9	28
Reclassification adjustment for gains on derivative financial instruments, net of (tax) tax benefit of $(2) and $9	(4)	(6)
Other comprehensive income, net of tax	4	15
Comprehensive income	$231	$179
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 3, 2018	389	$19	$8	$3,081	$36	$3,144
Cumulative effect of a change in accounting principle related to revenue recognition				36		36
Net income				164		164
Other comprehensive loss, net of tax					15	15
Repurchases and retirement of common stock	(3)	—	(40)	(60)		(100)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	20			20
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(19)			(19)
Share-based compensation, net of estimated forfeitures			31			31
Common stock dividends ($0.2425 per share)				(94)		(94)
Balance as of May 5, 2018	387	$19	$—	$3,127	$51	$3,197

Balance as of February 2, 2019	378	$19	—	$3,481	$53	$3,553
Cumulative effect of a change in accounting principle related to operating leases				(86)		(86)
Net income				227		227
Other comprehensive loss, net of tax					4	4
Repurchases and retirement of common stock	(2)	—	(15)	(35)		(50)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	10			10
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(19)			(19)
Share-based compensation, net of forfeitures			24			24
Common stock dividends ($0.2425 per share)				(92)		(92)
Balance as of May 4, 2019	378	$19	$—	$3,495	$57	$3,571
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net income	$227	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	140
Amortization of lease incentives	—	(14)
Share-based compensation	24	21
Non-cash and other items	7	7
Gain on sale of building	(191)	—
Deferred income taxes	23	6
Changes in operating assets and liabilities:
Merchandise inventory	(83)	(46)
Other current assets and other long-term assets	25	(40)
Accounts payable	(100)	(120)
Accrued expenses and other current liabilities	(37)	(232)
Income taxes payable, net of prepaid and other tax-related items	36	31
Lease incentives and other long-term liabilities	14	17
Operating lease assets and liabilities, net	(54)	—
Net cash provided by (used for) operating activities	29	(66)
Cash flows from investing activities:
Purchases of property and equipment	(165)	(138)
Purchase of building	(343)	—
Proceeds from sale of building	220	—
Purchases of short-term investments	(69)	(167)
Proceeds from sales and maturities of short-term investments	86	3
Purchase of Janie and Jack	(69)	—
Other	—	(7)
Net cash used for investing activities	(340)	(309)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	10	20
Withholding tax payments related to vesting of stock units	(19)	(19)
Repurchases of common stock	(50)	(100)
Cash dividends paid	(92)	(94)
Net cash used for financing activities	(151)	(193)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	—	(2)
Net decrease in cash, cash equivalents, and restricted cash	(462)	(570)
Cash, cash equivalents, and restricted cash at beginning of period	1,420	1,799
Cash, cash equivalents, and restricted cash at end of period	$958	$1,229

Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$38
Cash paid for income taxes during the period, net of refunds	$18	$19
Cash paid for operating lease liabilities	$301	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Balance Sheets as of May 4, 2019 and May 5, 2018, and the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, the Condensed Consolidated Statements of Stockholders' Equity, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2019 and May 5, 2018 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, stockholders' equity, and cash flows as of May 4, 2019 and May 5, 2018 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 2, 2019 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.
The results of operations for the thirteen weeks ended May 4, 2019 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2020.

Accounting Pronouncements Recently Adopted
ASU No. 2016-02, Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for leases at the commencement date. We adopted ASU No. 2016-02 and related amendments (collectively "ASC 842") on February 3, 2019 using the optional transition method, which allows for the prospective application of the standard. As of the effective date, we recorded a decrease to opening retained earnings of $86 million, net of tax, which consisted primarily of impairments for certain store and operating lease assets. In addition, we elected the package of practical expedients permitted under the transition guidance within the standard, which allowed us to carry forward our historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. We also elected the lessee practical expedient to combine lease and nonlease components for new leases and modified leases. The adoption of ASC 842 resulted in the recording of operating lease assets and operating lease liabilities of $5.7 billion and $6.6 billion, respectively, on our Condensed Consolidated Balance Sheet as of February 3, 2019.
See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding required disclosures related to our leases.
ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, this guidance amends and expands disclosure requirements. We adopted this ASU on a prospective basis on February 3, 2019. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
See Note 5 of Notes to Condensed Consolidated Financial Statements for information regarding derivative financial instruments.

Accounting Pronouncements Not Yet Adopted
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements, based on current information.
ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this guidance may have on our Consolidated Financial Statements and related disclosures.
Restricted Cash
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
As of May 4, 2019, restricted cash primarily included consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	May 4, 2019	May 5, 2018
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$941	$1,210
Restricted cash included in other current assets	—	1
Restricted cash included in other long-term assets	17	18
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$958	$1,229
Note 2. Revenue
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points. Breakage revenue is recognized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
Our credit card agreement provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that include both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on our Condensed Consolidated Statements of Income.
We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. As of the quarter ended May 4, 2019 and May 5, 2018, there were no material contract liabilities related to our franchise agreements.

We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended May 4, 2019, the opening and closing balance of deferred revenue for these obligations was $227 million and $206 million, respectively; $97 million of the opening balance was recognized as revenue during the period. For the thirteen weeks ended May 5, 2018, the opening and closing balance of deferred revenue for these obligations was $232 million and $201 million, respectively; $97 million of the opening balance was recognized as revenue during the period. We expect that the majority of our revenue deferrals as of the quarter ended May 4, 2019, will be recognized as revenue in the next 12 months as our performance obligations are satisfied.
See Note 13 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue by brand and by region.
Note 3. Debt and Credit Facilities
As of May 4, 2019, February 2, 2019, and May 5, 2018, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 was $1.30 billion, $1.30 billion, and $1.31 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2023. There were no borrowings and no material outstanding standby letters of credit under the Facility as of May 4, 2019.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $57 million as of May 4, 2019. As of May 4, 2019, there were no borrowings under the Foreign Facilities. There were $16 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of May 4, 2019.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of May 4, 2019, we had $13 million in standby letters of credit issued under these agreements.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended May 4, 2019 or May 5, 2018. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen weeks ended May 4, 2019 or May 5, 2018.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 4, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$222	$13	$209	$—
Short-term investments	272	129	143	—
Derivative financial instruments	27	—	27	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$574	$193	$379	$2
Liabilities:
Derivative financial instruments	$6	$—	$6	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$373	$26	$347	$—
Short-term investments	288	125	163	—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	48	48	—	—
Other assets	2	—	—	2
Total	$731	$199	$530	$2
Liabilities:
Derivative financial instruments	$11	$—	$11	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 5, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$642	$28	$614	$—
Short-term investments	164	57	107	—
Derivative financial instruments	26	—	26	—
Deferred compensation plan assets	51	51	—	—
Total	$883	$136	$747	$—
Liabilities:
Derivative financial instruments	$15	$—	$15	$—
We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of May 4, 2019 and May 5, 2018, the Company held $272 million and $164 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of May 4, 2019 and May 5, 2018, the Company held $35 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheets. Unrealized gains or losses on available-for-sale debt securities included within accumulated other comprehensive income were immaterial as of May 4, 2019 and May 5, 2018.

The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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

Nonfinancial Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of the long-lived assets is determined using level 3 inputs and based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
There were no material impairment charges recorded for long-lived assets for the thirteen weeks ended May 4, 2019, or May 5, 2018.
As discussed in Note 1, we recorded a decrease to opening retained earnings due to the adoption of ASC 842 related to impairments as of the effective date.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen weeks ended May 4, 2019, or May 5, 2018.
Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable, financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Euro, Mexican pesos, Chinese yuan, and Taiwan dollars. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized into income during the period in which the underlying transaction impacts the Condensed Consolidated Statements of Income.

Net Investment Hedges
We may also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in these subsidiaries.

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement impact of the underlying intercompany balances, is recorded in operating expenses on the Condensed Consolidated Statements of Income in the same period and generally offset.

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Derivatives designated as cash flow hedges	$610	$774	$865
Derivatives not designated as hedging instruments	666	660	647
Total	$1,276	$1,434	$1,512

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 4, 2019	February 2, 2019	May 5, 2018
Derivatives designated as cash flow hedges:
Other current assets	$20	$15	$12
Other long-term assets	—	—	3
Accrued expenses and other current liabilities	2	3	12

Derivatives not designated as hedging instruments:
Other current assets	7	5	11
Accrued expenses and other current liabilities	4	8	3

Total derivatives in an asset position	$27	$20	$26
Total derivatives in a liability position	$6	$11	$15
All of the unrealized gains and losses from designated cash flow hedges as of May 4, 2019, will be recognized into income within the next 12 months at the then-current values, which may differ from the fair values as of May 4, 2019, shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements were $2 million, $4 million, and $8 million as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would have been $25 million, $16 million, and $18 million and the net amounts of the derivative financial instruments in a liability position would have been $4 million, $7 million, and $7 million as of May 4, 2019, February 2, 2019, and May 5, 2018, respectively.
See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts designated in a cash flow hedging relationship recorded in other comprehensive income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Gain recognized in other comprehensive income	$13	$22

The pre-tax amounts recognized in income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income
	13 Weeks Ended May 4, 2019		13 Weeks Ended May 5, 2018
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Income Statement in which the effects of derivatives are recorded	$2,362	$1,028	$2,356	$1,198

(Gain) recognized in income
Derivatives designated as cash flow hedges	$(6)	$—	$(3)	$—
Derivatives not designated as hedging instruments	—	(9)	—	(12)
Total (gain) recognized in income	$(6)	$(9)	$(3)	$(12)
For the thirteen weeks ended May 4, 2019, and May 5, 2018, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 4, 2019	May 5, 2018
Number of shares repurchased (1)	1.9	3.2
Total cost	$50	$100
Average per share cost including commissions	$25.96	$31.22
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2019 repurchase program") which superseded and replaced a February 2016 repurchase authorization. The February 2019 repurchase program had $950 million remaining as of May 4, 2019.
The February 2016 repurchase authorization had $287 million remaining as of February 2, 2019.
All of the share repurchases were paid for as of May 4, 2019, February 2, 2019, and May 5, 2018. All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2019	$47	$6	$53
13 Weeks Ended May 4, 2019:
Foreign currency translation	(1)	—	(1)
Change in fair value of derivative financial instruments	—	9	9
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive income (loss), net of tax	(1)	5	4
Balance at May 4, 2019	$46	$11	$57

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
13 Weeks Ended May 5, 2018:
Foreign currency translation	(7)	—	(7)
Change in fair value of derivative financial instruments	—	28	28
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Other comprehensive income (loss), net of tax	(7)	22	15
Balance at May 5, 2018	$57	$(6)	$51
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects within the respective line items on the Condensed Consolidated Statements of Income.
Note 8. Share-Based Compensation
Share-based compensation expense recognized on the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Stock units	$19	$16
Stock options	4	4
Employee stock purchase plan	1	1
Share-based compensation expense	24	21
Less: Income tax benefit	(6)	(5)
Share-based compensation expense, net of tax	$18	$16
Note 9. Leases
The Company is a party to many agreements involving commitments to make payments to third parties. The majority of our long-term contractual obligations relate to operating leases for our retail stores. We also lease some of our corporate facilities and distribution centers. These operating leases expire at various dates through fiscal 2040. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We record our lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated.
As of May 4, 2019, the Company's finance leases were not material to our Condensed Consolidated Financial Statements.

Net lease cost recognized on our Condensed Consolidated Statement of Income is summarized as follows:

13 Weeks Ended
($ in millions)	May 4, 2019
Operating lease cost	$296
Variable lease cost	165
Sublease income	(5)
Net lease cost	$456

As of May 4, 2019, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
Remainder of 2019	$902
2020	1,080
2021	953
2022	856
2023	753
Thereafter	3,537
Total minimum lease payments	8,081
Less: Interest	(1,555)
Present value of operating lease liabilities	6,526
Less: Current portion of operating lease liabilities	(929)
Long-term operating lease liabilities	$5,597

During the thirteen weeks ended May 4, 2019, additions of operating lease assets were $166 million. As of May 4, 2019, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $274 million.

As of May 4, 2019, the weighted-average remaining operating lease term was 8.6 years and the weighted-average discount rate was 4.7 percent for operating leases recognized on our Condensed Consolidated Financial Statements.

In accordance with Accounting Standards Codification ("ASC") 840, Leases, the aggregate minimum non-cancelable annual lease payments under operating leases in effect on February 2, 2019 were as follows:

($ in millions)
Fiscal Year
2019	$1,156
2020	1,098
2021	892
2022	730
2023	539
Thereafter	1,520
Total minimum lease commitments	$5,935

The total minimum lease commitment amount above does not include minimum sublease income of $12 million receivable in the future under non-cancelable sublease agreements. In addition, the total minimum lease commitment amount above excludes options to extend lease terms that are reasonably certain of being exercised.
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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of May 4, 2019, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $1 million, primarily due to the closing of audits. If we do recognize such a decrease in gross unrecognized tax benefits, the net impact on the Condensed Consolidated Statements of Income would not be material.
Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended
(shares in millions)	May 4, 2019	May 5, 2018
Weighted-average number of shares - basic	379	389
Common stock equivalents	2	4
Weighted-average number of shares - diluted	381	393
The above computations of weighted-average number of shares – diluted exclude 11 million and 5 million shares related to stock options and other stock awards for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 4, 2019, Actions filed against us included commercial, intellectual property, customer, and employment claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 4, 2019, February 2, 2019, and May 5, 2018, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of May 4, 2019, February 2, 2019, and May 5, 2018, was not material for any individual Action or in total. Subsequent to May 4, 2019, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 13. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of May 4, 2019, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments were aggregated into one reportable segment as of May 4, 2019. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended May 4, 2019
U.S. (1)	$1,641	$608	$487	$286	$3,022	82%
Canada	128	69	47	1	245	7
Europe	—	121	3	—	124	3
Asia	10	233	26	—	269	7
Other regions	20	21	5	—	46	1
Total	$1,799	$1,052	$568	$287	$3,706	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended May 5, 2018
U.S. (1)	$1,590	$680	$479	$269	$3,018	80%
Canada	127	77	50	1	255	7
Europe	—	135	4	—	139	4
Asia	12	284	25	—	321	8
Other regions	16	28	6	—	50	1
Total	$1,745	$1,204	$564	$270	$3,783	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Beginning on March 4, 2019, Banana Republic Global includes net sales for Janie and Jack brand.

(3)	Primarily consists of net sales for the Athleta and Intermix brands. Beginning in the third quarter of fiscal year 2018, the Hill City brand is also included.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Note 14. Acquisition
On March 4, 2019, the Company acquired select assets of Gymboree, Inc. related to Janie and Jack, a premium children's clothing brand, through a bankruptcy auction. We purchased intellectual property and property and equipment at the Janie and Jack store locations. We assumed the leases for the majority of Janie and Jack stores and entered into a separate transaction to purchase Janie and Jack inventory.

The purchase price for the net assets acquired was $69 million. The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets.

Amounts recorded for assets acquired and liabilities assumed on the acquisition date were as follows:

($ in millions)	As of March 4, 2019
Inventory	$34
Property and equipment	15
Operating lease assets	51
Intangible assets	37
Net assets acquired	137
Operating lease liabilities	(64)
Other liabilities	(4)
Total consideration paid	$69
The results of operations for Janie and Jack since the date of acquisition were not material to the Condensed Consolidated Statement of Income.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global omni-channel retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including order-in-store, reserve-in-store, find-in-store, ship-from-store, and buy online pick-up in store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.
OVERVIEW
During the first quarter of fiscal 2019, we adopted the new lease accounting standard, ASC 842, using the optional transition method and recorded a decrease to opening retained earnings of $86 million, net of tax. The adoption of ASC 842 resulted in the recording of operating lease assets and operating lease liabilities of $5.7 billion and $6.6 billion, respectively, as of February 3, 2019. The adoption of ASC 842 did not have a material impact to our Condensed Consolidated Statement of Income or Condensed Consolidated Statement of Cash Flows.
On February 28, 2019, the Company announced that its Board of Directors approved a plan to separate the Company into two independent publicly-traded companies: Old Navy and a yet-to-be-named company (“NewCo”), which will consist of Gap brand, Athleta, Banana Republic, Intermix, Janie and Jack, and Hill City. The separation is intended to enable both companies to capitalize on their respective opportunities in an evolving retail environment by creating distinct financial profiles, tailored operating priorities and unique capital allocation strategies. Both companies will be positioned to create value for customers, shareholders and employees with enhanced focus and flexibility, aligned investments and incentives to meet the unique strategic goals, and optimized cost structures to deliver growth. The transaction is targeted to be completed in 2020 and is subject to certain conditions, including final approval by the Company’s Board of Directors, receipt of a tax opinion from counsel, and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission. For the thirteen weeks ended May 4, 2019, we incurred $4 million of pre-tax separation-related costs.
In addition, on February 28, 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization. During the two-year period, the Company estimates pre-tax costs associated with these closure actions to be about $250 million to $300 million, with the majority expected to be cash expenditures for lease-related costs. The remaining charges are expected to primarily include employee-related costs and the net impact of write-offs related to long-term assets and liabilities. The Company estimates an annualized sales loss of approximately $625 million as a result of these store closures, with resulting annualized pre-tax savings of about $90 million. For the thirteen weeks ended May 4, 2019, we incurred $1 million of pre-tax costs related to these measures.
During the thirteen weeks ended May 4, 2019, the Company purchased a building for $343 million. In addition, as part of a related tax exchange, during the thirteen weeks ended May 4, 2019 the Company also sold a building for $220 million, which resulted in a pre-tax gain on sale of $191 million.
During the thirteen weeks ended May 4, 2019, the Company acquired select assets of Gymboree, Inc. related to Janie and Jack, a premium children's clothing brand, through a bankruptcy auction. We purchased intellectual property and property and equipment at the Janie and Jack store locations. We assumed the leases for the majority of Janie and Jack stores and entered into a separate transaction to purchase Janie and Jack inventory. The purchase price for the net assets acquired was $69 million.
Financial results for the first quarter of fiscal 2019 are as follows:

•	Net sales for the first quarter of fiscal 2019 decreased 2 percent compared with the first quarter of fiscal 2018.

•	Comparable sales for the first quarter of fiscal 2019 decreased 4 percent compared with a 1 percent increase for the first quarter of fiscal 2018.

•
Gross profit for the first quarter of fiscal 2019 was $1.34 billion compared with $1.43 billion for the first quarter of fiscal 2018. Gross margin for the first quarter of fiscal 2019 was 36.3 percent compared with 37.7 percent for the first quarter of fiscal 2018.

•
Operating margin for the first quarter of fiscal 2019 was 8.5 percent compared with 6.1 percent for the first quarter of fiscal 2018. Fiscal 2019 includes a positive impact from the gain on the sale of a building of approximately 5 percentage points.

•	Net income for the first quarter of fiscal 2019 was $227 million compared with $164 million for the first quarter of fiscal 2018.

•
Diluted earnings per share were $0.60 for the first quarter of fiscal 2019 compared with $0.42 for the first quarter of fiscal 2018. Fiscal 2019 includes about a $0.37 positive impact from the gain on the sale of a building.

•	During the first quarter of fiscal 2019, we paid dividends of $92 million.

•	During the first quarter of fiscal 2019, share repurchases were $50 million.
Our business priorities for fiscal 2019 are as follows:

•
offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in core businesses and loyalty categories, with leading customer-focused product innovation;

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
In fiscal 2019, while we work through the plan for separation, we remain focused on investing strategically in the business while maintaining operating expense discipline and driving efficiency through our productivity initiative. One of our primary objectives is to continue transforming our product to market process, with the development of a more efficient operating model. Furthermore, we expect to continue our investment in customer experience, both in stores and online, to drive higher customer engagement and loyalty across all of our brands and channels, resulting in market share gains. Finally, we will continue to invest in strengthening brand awareness, customer acquisition, and digital capabilities. Underpinning these strategies is a focus on utilizing data, analytics, and technology to respond faster while making decisions that will fuel market share gains and lead to a more nimble organization. The current retail environment is quite challenging, but we remain committed to our long-term strategic priorities.
RESULTS OF OPERATIONS
Net Sales
See Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales (“Comp Sales”)
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Old Navy Global	(1)%	3%
Gap Global	(10)%	(4)%
Banana Republic Global	(3)%	3%
The Gap, Inc.	(4)%	1%
Comp Sales include merchandise sales in Company-operated stores and merchandise sales through online channels in those countries where we have existing comparable store sales. The calculation of The Gap, Inc. Comp Sales includes the results of Athleta and Intermix, but excludes the results of our franchise business and Janie and Jack.
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

Store Count and Square Footage Information
Net sales per average square foot are as follows:

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Net sales per average square foot (1)	$75	$79
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes both sales through our online channels as well as ship-from-store sales.

Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2019	13 Weeks Ended May 4, 2019		May 4, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	6	1	1,144	18.7
Old Navy Asia	15	1	—	16	0.2
Gap North America	758	1	15	744	7.7
Gap Asia	332	20	14	338	3.1
Gap Europe	152	1	1	152	1.2
Banana Republic North America	556	2	4	554	4.7
Banana Republic Asia	45	2	1	46	0.2
Athleta North America	161	4	—	165	0.7
Intermix North America	36	—	—	36	0.1
Janie and Jack North America (1)	—	—	—	140	0.2
Company-operated stores total	3,194	37	36	3,335	36.8
Franchise	472	46	4	514	N/A
Total	3,666	83	40	3,849	36.8
Increase over prior year				6.4%	0.8%

	February 3, 2018	13 Weeks Ended May 5, 2018		May 5, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	9	1	1,074	17.8
Old Navy Asia	14	—	—	14	0.2
Gap North America	810	3	7	806	8.4
Gap Asia	313	8	1	320	3.1
Gap Europe	155	3	3	155	1.3
Banana Republic North America	576	1	5	572	4.8
Banana Republic Asia	45	2	2	45	0.2
Athleta North America	148	—	1	147	0.6
Intermix North America	38	—	—	38	0.1
Company-operated stores total	3,165	26	20	3,171	36.5
Franchise	429	36	19	446	N/A
Total	3,594	62	39	3,617	36.5
Decrease over prior year				(1.0)%	—%
__________

(1)
On March 4, 2019, we acquired select assets of Gymboree, Inc. related to Janie and Jack. The 140 stores acquired were not included as store openings for fiscal 2019; however, they are included in the ending number of store locations as of May 4, 2019.

Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2019 decreased $77 million, or 2 percent, compared with the first quarter of fiscal 2018 primarily driven by a decrease in net sales at Gap Global, partially offset by an increase in net sales at Old Navy Global. The translation of net sales in foreign currencies to U.S. dollars had an unfavorable impact of $34 million and is calculated by translating net sales for the first quarter of fiscal 2018 at exchange rates applicable during the first quarter of fiscal 2019.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Cost of goods sold and occupancy expenses	$2,362	$2,356
Gross profit	$1,344	$1,427
Cost of goods sold and occupancy expenses as a percentage of net sales	63.7%	62.3%
Gross margin	36.3%	37.7%
Cost of goods sold and occupancy expenses increased 1.4 percentage points as a percentage of net sales in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

•
Cost of goods sold increased 1.2 percentage points as a percentage of net sales in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, primarily driven by higher promotional activity.

•
Occupancy expenses increased 0.2 percentage points as a percentage of net sales in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, due to lower net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Operating expenses	$1,028	$1,198
Operating expenses as a percentage of net sales	27.7%	31.7%
Operating margin	8.5%	6.1%
Operating expenses decreased $170 million, or 4.0 percentage points as a percentage of net sales in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, primarily driven by a $191 million gain on the sale of a building.
The remaining increase in operating expenses for the first quarter of fiscal 2019 compared with the respective period of 2018 was primarily due to the following:

•	higher information technology costs, operating expenses related to Janie and Jack, and higher store payroll at Old Navy Global; partially offset by

•	a decrease in advertising expense, primarily for Gap Global and Old Navy Global, and lower store payroll at Gap Global.

Interest Expense

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Interest expense	$20	$16
Interest expense primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Income taxes	$75	$55
Effective tax rate	24.8%	25.1%
The decrease in the effective tax rate for the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 is primarily due to changes in the mix of pre-tax income between our domestic and international operations.
LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases. As of May 4, 2019, cash, cash equivalents, and short-term investments were $1.2 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives, Gap brand specialty fleet restructuring costs, and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities increased $95 million during the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018, primarily due to the following:

•
an increase of $195 million primarily due to a lower bonus payout in fiscal 2019 compared with the bonus payout in fiscal 2018, which impacts accrued expenses and other current liabilities; partially offset by

•	lower net income, after excluding the $191 million gain on the sale of a building, during the first quarter of fiscal 2019.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first quarter of fiscal 2019 increased $31 million compared with the first quarter of fiscal 2018, primarily due to the following:

•	$343 million purchase of a building during the first quarter of fiscal 2019; and

•	$69 million purchase of Janie and Jack during the first quarter of fiscal 2019; partially offset by

•	$220 million of proceeds received for the sale of a building during the first quarter of fiscal 2019; and

•	$181 million fewer net purchases of available-for-sale debt securities during the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.

Cash Flows from Financing Activities
Net cash used for financing activities during the first quarter of fiscal 2019 decreased $42 million compared with the first quarter of fiscal 2018, primarily due to fewer repurchases of common stock.

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

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 4, 2019	May 5, 2018
Net cash provided by operating activities	$29	$(66)
Less: Purchases of property and equipment (1)	(165)	(138)
Free cash flow	$(136)	$(204)
__________

(1)	Excludes purchase of building.

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
We paid a dividend of $0.2425 per share and $0.2425 per share during the first quarter of fiscal 2019 and fiscal 2018, respectively. Including the dividend paid during the first quarter of fiscal 2019 of $0.2425 per share, we intend to pay an annual dividend of $0.97 per share for fiscal 2019 compared with the annual dividend of $0.97 per share for fiscal 2018.

Share Repurchases
Certain financial information about the Company’s share repurchases is set forth under the heading “Share Repurchases” in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
Except for presentation changes resulting from the adoption of ASC 842 during the period, there have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 2, 2019, other than those which occur in the normal course of business. See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

Critical Accounting Policies and Estimates
Except for changes resulting from the adoption of new accounting standards during the period, there have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of February 2, 2019, is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
The Company implemented controls related to the adoption of ASC 842 and the related financial statement reporting. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, and employment claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our financial results.

Item 1A.	Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 4, 2019 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (February 3 - March 2)	—	$—	—	$1,000	million
Month #2 (March 3 - April 6)	1,146,294	$25.97	1,146,294	$970	million
Month #3 (April 7 - May 4)	780,103	$25.93	780,103	$950	million
Total	1,926,397	$25.96	1,926,397
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 26, 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which superseded the February 2016 repurchase program and has no expiration date.

Item 6.	Exhibits.

10.1	Agreement with Brent Hyder dated February 25, 2019 and confirmed on February 26, 2019. (1)
10.2	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 15, 2019, Commission File No. 1-7562.
10.3	Form of Restricted Stock Unit Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 15, 2019, Commission File No. 1-7562.
10.4	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 15, 2019, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	May 31, 2019	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	May 31, 2019	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1	Agreement with Brent Hyder dated February 25, 2019 and confirmed on February 26, 2019. (1)
10.2	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.1 to Registrant's Form 8-K on March 15, 2019, Commission File No. 1-7562.
10.3	Form of Restricted Stock Unit Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.2 to Registrant's Form 8-K on March 15, 2019, Commission File No. 1-7562.
10.4	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan, filed as Exhibit 10.3 to Registrant's Form 8-K on March 15, 2019, Commission File No. 1-7562.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.