Form 10-Q
period 2019-08-03
GAP INC
filed 2019-08-30
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

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
Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 26, 2019 was 375,787,585.

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

•	plans to restructure the Gap brand specialty fleet, including anticipated store closures and timing, impact to annualized sales, associated costs, and effect on annualized savings;

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance;

•	investing in digital and customer capabilities, as well as store experience;

•	increasing productivity by leveraging our scale and streamlining operations and processes;

•	attracting and retaining strong talent in our businesses and functions;

•	continuing to integrate social and environmental sustainability into business practices;

•	investing strategically in the business while maintaining operating discipline and driving efficiency;

•	continuing to transform our product to market processes;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	continuing to invest in strengthening brand awareness, customer acquisition, and digital capabilities;

•
current cash balances and cash flows being sufficient to support our business operations, including growth initiatives, Gap brand specialty fleet restructuring costs, separation related costs, and planned capital expenditures;

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 30, 2019, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,177	$1,081	$1,322
Short-term investments	294	288	286
Merchandise inventory	2,326	2,131	2,202
Other current assets	770	751	780
Total current assets	4,567	4,251	4,590
Property and equipment, net of accumulated depreciation of $5,926, $5,755, and $6,063	3,141	2,912	2,832
Operating lease assets	5,807	—	—
Other long-term assets	528	886	588
Total assets	$14,043	$8,049	$8,010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,246	$1,126	$1,297
Accrued expenses and other current liabilities	908	1,024	1,026
Current portion of operating lease liabilities	946	—	—
Income taxes payable	34	24	18
Total current liabilities	3,134	2,174	2,341
Long-term liabilities:
Long-term debt	1,249	1,249	1,249
Long-term operating lease liabilities	5,644	—	—
Lease incentives and other long-term liabilities	391	1,073	1,080
Total long-term liabilities	7,284	2,322	2,329
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 376, 378, and 385 shares	19	19	19
Additional paid-in capital	—	—	—
Retained earnings	3,551	3,481	3,268
Accumulated other comprehensive income	55	53	53
Total stockholders’ equity	3,625	3,553	3,340
Total liabilities and stockholders’ equity	$14,043	$8,049	$8,010
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$4,005	$4,085	$7,711	$7,868
Cost of goods sold and occupancy expenses	2,449	2,458	4,811	4,814
Gross profit	1,556	1,627	2,900	3,054
Operating expenses	1,274	1,229	2,302	2,427
Operating income	282	398	598	627
Interest expense	19	17	39	33
Interest income	(8)	(7)	(14)	(13)
Income before income taxes	271	388	573	607
Income taxes	103	91	178	146
Net income	$168	$297	$395	$461
Weighted-average number of shares - basic	378	387	378	388
Weighted-average number of shares - diluted	379	390	380	391
Earnings per share - basic	$0.44	$0.77	$1.04	$1.19
Earnings per share - diluted	$0.44	$0.76	$1.04	$1.18
Cash dividends declared and paid per share	$0.2425	$0.2425	$0.485	$0.485
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net income	$168	$297	$395	$461
Other comprehensive income (loss), net of tax
Foreign currency translation	—	(16)	(1)	(23)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $1, $3, $5, and $(3)	1	18	10	46
Reclassification adjustment for gains on derivative financial instruments, net of (tax) tax benefit of $(3), $-, $(5), and $9	(3)	—	(7)	(6)
Other comprehensive income (loss), net of tax	(2)	2	2	17
Comprehensive income	$166	$299	$397	$478
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of May 5, 2018	387	$19	$—	$3,127	$51	$3,197
Net income for the thirteen weeks ended August 4, 2018				297		297
Other comprehensive income, net of tax					2	2
Repurchases and retirement of common stock	(3)	—	(38)	(62)		(100)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	13			13
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(1)			(1)
Share-based compensation, net of forfeitures			26			26
Common stock dividends ($0.2425 per share)				(94)		(94)
Balance as of August 4, 2018	385	$19	$—	$3,268	$53	$3,340
Balance as of February 3, 2018	389	19	8	3,081	36	3,144
Cumulative effect of a change in accounting principle related to revenue recognition				36		36
Net income for the twenty-six weeks ended August 4, 2018				461		461
Other comprehensive income, net of tax					17	17
Repurchases and retirement of common stock	(6)	—	(78)	(122)		(200)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	33			33
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(20)			(20)
Share-based compensation, net of forfeitures			57			57
Common stock dividends ($0.485 per share)				(188)		(188)
Balance as of August 4, 2018	385	19	—	3,268	53	3,340

Balance as of May 4, 2019	378	$19	—	$3,495	$57	$3,571
Net income for the thirteen weeks ended August 3, 2019				168		168
Other comprehensive loss, net of tax					(2)	(2)
Repurchases and retirement of common stock	(3)	—	(29)	(21)		(50)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(1)			(1)
Share-based compensation, net of forfeitures			23			23
Common stock dividends ($0.2425 per share)				(91)		(91)
Balance as of August 3, 2019	376	$19	$—	$3,551	$55	$3,625
Balance as of February 2, 2019	378	19	—	3,481	53	3,553
Cumulative effect of a change in accounting principle related to leases				(86)		(86)
Net income for the twenty-six weeks ended August 3, 2019				395		395
Other comprehensive income, net of tax					2	2
Repurchases and retirement of common stock	(5)	—	(44)	(56)		(100)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	17			17
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(20)			(20)
Share-based compensation, net of forfeitures			47			47
Common stock dividends ($0.485 per share)				(183)		(183)
Balance as of August 3, 2019	376	$19	$—	$3,551	$55	$3,625

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net income	$395	$461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	280
Amortization of lease incentives	—	(29)
Share-based compensation	47	48
Non-cash and other items	10	12
Gain on sale of building	(191)	—
Deferred income taxes	46	24
Changes in operating assets and liabilities:
Merchandise inventory	(166)	(224)
Other current assets and other long-term assets	29	(46)
Accounts payable	147	104
Accrued expenses and other current liabilities	(14)	(180)
Income taxes payable, net of prepaid and other tax-related items	43	62
Lease incentives and other long-term liabilities	24	34
Operating lease assets and liabilities, net	(64)	—
Net cash provided by operating activities	583	546
Cash flows from investing activities:
Purchases of property and equipment	(324)	(326)
Purchase of building	(343)	—
Proceeds from sale of building	220	—
Purchases of short-term investments	(150)	(322)
Proceeds from sales and maturities of short-term investments	146	36
Purchase of Janie and Jack	(69)	—
Other	—	(6)
Net cash used for investing activities	(520)	(618)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	17	33
Withholding tax payments related to vesting of stock units	(20)	(20)
Repurchases of common stock	(100)	(200)
Cash dividends paid	(183)	(188)
Other	—	(1)
Net cash used for financing activities	(286)	(376)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	(11)
Net decrease in cash, cash equivalents, and restricted cash	(225)	(459)
Cash, cash equivalents, and restricted cash at beginning of period	1,420	1,799
Cash, cash equivalents, and restricted cash at end of period	$1,195	$1,340
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$38
Cash paid for income taxes during the period, net of refunds	$90	$61
Cash paid for operating lease liabilities	$612	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Balance Sheets as of August 3, 2019 and August 4, 2018, and the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 3, 2019 and August 4, 2018 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, stockholders' equity, and cash flows as of August 3, 2019 and August 4, 2018 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 2, 2019 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended August 3, 2019 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2020.

Accounting Pronouncements Recently Adopted
ASU No. 2016-02, Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2016-02, Leases. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for leases at the commencement date. We adopted ASU No. 2016-02 and related amendments (collectively "ASC 842") on February 3, 2019 using the optional transition method, which allows for the prospective application of the standard. As of the effective date, we recorded a decrease to opening retained earnings of $86 million, net of tax, which consisted primarily of impairments for certain store and operating lease assets. In addition, we elected the package of practical expedients permitted under the transition guidance within the standard, which allowed us to carry forward our historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. We also elected the lessee practical expedient to combine lease and nonlease components for new leases and modified leases. The adoption of ASC 842 resulted in the recording of operating lease assets and operating lease liabilities of $5.7 billion and $6.6 billion, respectively, on our Consolidated Balance Sheet as of February 3, 2019.
See Note 9 of Notes to Condensed Consolidated Financial Statements for information regarding required disclosures related to our leases.
ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments are intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, this guidance amends and expands disclosure requirements. We adopted this ASU on a prospective basis on February 3, 2019. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
See Note 5 of Notes to Condensed Consolidated Financial Statements for information regarding derivative financial instruments.

Accounting Pronouncements Not Yet Adopted
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Consolidated Financial Statements, based on current information.
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
As of August 3, 2019, restricted cash primarily included consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	August 3, 2019	August 4, 2018
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,177	$1,322
Restricted cash included in other current assets	—	—
Restricted cash included in other long-term assets	18	18
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,195	$1,340

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
We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. As of the quarter ended August 3, 2019 and August 4, 2018, there were no material contract liabilities related to our franchise agreements.

We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended August 3, 2019, the opening balance of deferred revenue for these obligations was $206 million, of which $71 million was recognized as revenue during the period. For the twenty-six weeks ended August 3, 2019, the opening balance of deferred revenue for these obligations was $227 million, of which $134 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $195 million as of August 3, 2019.
We expect that the majority of our revenue deferrals as of the quarter ended August 3, 2019, will be recognized as revenue in the next 12 months as our performance obligations are satisfied.
For the thirteen weeks ended August 4, 2018, the opening balance of deferred revenue for these obligations was $201 million, of which $87 million of the opening balance was recognized as revenue during the period. For the twenty-six weeks ended August 4, 2018, the opening balance of deferred revenue for these obligations was $232 million, of which $145 million of the opening balance was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $194 million as of August 4, 2018.
See Note 13 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue by brand and by region.
Note 3. Debt and Credit Facilities
As of August 3, 2019, February 2, 2019, and August 4, 2018, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 was $1.30 billion, $1.30 billion, and $1.31 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2023. There were no borrowings and no material outstanding standby letters of credit under the Facility as of August 3, 2019.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $56 million as of August 3, 2019. As of August 3, 2019, there were no borrowings under the Foreign Facilities. There were $17 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of August 3, 2019.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of August 3, 2019, we had $17 million in standby letters of credit issued under these agreements.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended August 3, 2019 or August 4, 2018. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen and twenty-six weeks ended August 3, 2019 or August 4, 2018.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 3, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$312	$31	$281	$—
Short-term investments	294	131	163	—
Derivative financial instruments	27	—	27	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$686	$213	$471	$2
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$373	$26	$347	$—
Short-term investments	288	125	163	—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	48	48	—	—
Other assets	2	—	—	2
Total	$731	$199	$530	$2
Liabilities:
Derivative financial instruments	$11	$—	$11	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 4, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$481	$21	$460	$—
Short-term investments	286	109	177	—
Derivative financial instruments	40	—	40	—
Deferred compensation plan assets	53	53	—	—
Total	$860	$183	$677	$—
Liabilities:
Derivative financial instruments	$7	$—	$7	$—

We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of August 3, 2019 and August 4, 2018, the Company held $294 million and $286 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of August 3, 2019 and August 4, 2018, the Company held $15 million and $14 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheets. Unrealized gains or losses on available-for-sale debt securities included within accumulated other comprehensive income were immaterial as of August 3, 2019 and August 4, 2018.

The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
Derivative financial instruments primarily include foreign exchange forward contracts. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
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
There were no material impairment charges recorded for long-lived assets for the thirteen and twenty-six weeks ended August 3, 2019, or August 4, 2018.
As discussed in Note 1, we recorded a decrease to fiscal year 2019 opening retained earnings due to the adoption of ASC 842 related to impairments as of the effective date.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no material impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended August 3, 2019, or August 4, 2018.
Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable, financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollars, Japanese yen, British pounds, Mexican pesos, Euro, Chinese yuan, and Taiwan dollars. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges
We currently designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; and (2) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, and intercompany revenue transactions generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized into income during the period in which the underlying transaction impacts the Condensed Consolidated Statements of Income.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Derivatives designated as cash flow hedges	$652	$774	$1,052
Derivatives not designated as hedging instruments	1,046	660	646
Total	$1,698	$1,434	$1,698

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 3, 2019	February 2, 2019	August 4, 2018
Derivatives designated as cash flow hedges:
Other current assets	$15	$15	$19
Other long-term assets	1	—	7
Accrued expenses and other current liabilities	1	3	3
Lease incentives and other long-term liabilities	1	—	1

Derivatives not designated as hedging instruments:
Other current assets	11	5	14
Accrued expenses and other current liabilities	7	8	3

Total derivatives in an asset position	$27	$20	$40
Total derivatives in a liability position	$9	$11	$7
Substantially all of the unrealized gains and losses from designated cash flow hedges as of August 3, 2019, will be recognized into income within the next 12 months at the then-current values, which may differ from the fair values as of August 3, 2019, shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements were $3 million, $4 million, and $4 million as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would have been $24 million, $16 million, and $36 million and the net amounts of the derivative financial instruments in a liability position would have been $6 million, $7 million, and $3 million as of August 3, 2019, February 2, 2019, and August 4, 2018, respectively.
See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts designated in a cash flow hedging relationship recorded in other comprehensive income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gain recognized in other comprehensive income	$2	$21	$15	$43

The pre-tax amounts recognized in income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income
	13 Weeks Ended August 3, 2019		13 Weeks Ended August 4, 2018
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Income Statement in which the effects of derivatives are recorded	$2,449	$1,274	$2,458	$1,229

(Gain) recognized in income
Derivatives designated as cash flow hedges	$(6)	$—	$—	$—
Derivatives not designated as hedging instruments	—	(3)	—	(12)
Total (gain) recognized in income	$(6)	$(3)	$—	$(12)

	Location and Amount of (Gain) Loss Recognized in Income
	26 Weeks Ended August 3, 2019		26 Weeks Ended August 4, 2018
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Income Statement in which the effects of derivatives are recorded	$4,811	$2,302	$4,814	$2,427

(Gain) recognized in income
Derivatives designated as cash flow hedges	$(12)	$—	$(3)	$—
Derivatives not designated as hedging instruments	—	(12)	—	(24)
Total (gain) recognized in income	$(12)	$(12)	$(3)	$(24)
For the thirteen and twenty-six weeks ended August 3, 2019, and August 4, 2018, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate any of our hedged subsidiaries during the periods.
Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Number of shares repurchased (1)	2.7	3.2	4.6	6.4
Total cost	$50	$100	$100	$200
Average per share cost including commissions	$18.41	$30.95	$21.54	$31.08

__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2019 repurchase program") which superseded and replaced a February 2016 repurchase authorization. The February 2019 repurchase program had $900 million remaining as of August 3, 2019.
The February 2016 repurchase authorization had $287 million remaining as of February 2, 2019.
All of the share repurchases were paid for as of August 3, 2019, February 2, 2019, and August 4, 2018. All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2019	$47	$6	$53
13 Weeks Ended May 4, 2019:
Foreign currency translation	(1)	—	(1)
Change in fair value of derivative financial instruments	—	9	9
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive income (loss), net of tax	(1)	5	4
Balance at May 4, 2019	46	11	57
13 Weeks Ended August 3, 2019:
Foreign currency translation	—	—	—
Change in fair value of derivative financial instruments	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	(3)	(3)
Other comprehensive (loss), net of tax	—	(2)	(2)
Balance at August 3, 2019	$46	$9	$55

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
13 Weeks Ended May 5, 2018:
Foreign currency translation	(7)	—	(7)
Change in fair value of derivative financial instruments	—	28	28
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Other comprehensive income (loss), net of tax	(7)	22	15
Balance at May 5, 2018	57	(6)	51
13 Weeks Ended August 4, 2018:
Foreign currency translation	(16)	—	(16)
Change in fair value of derivative financial instruments	—	18	18
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	(16)	18	2
Balance at August 4, 2018	$41	$12	$53
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects within the respective line items on the Condensed Consolidated Statements of Income.
Note 8. Share-Based Compensation
Share-based compensation expense recognized on the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stock units	$17	$22	$36	$38
Stock options	5	4	9	8
Employee stock purchase plan	1	1	2	2
Share-based compensation expense	23	27	47	48
Less: Income tax benefit	(9)	(6)	(15)	(12)
Share-based compensation expense, net of tax	$14	$21	$32	$36

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
We record our lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated.
As of August 3, 2019, the Company's finance leases were not material to our Condensed Consolidated Financial Statements.
Net lease cost recognized on our Condensed Consolidated Statement of Income is summarized as follows:

	13 Weeks Ended	26 Weeks Ended
($ in millions)	August 3, 2019	August 3, 2019
Operating lease cost	$301	$597
Variable lease cost	156	321
Sublease income	(1)	(6)
Net lease cost	$456	$912

As of August 3, 2019, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
Remainder of 2019	$608
2020	1,150
2021	1,024
2022	913
2023	811
Thereafter	3,665
Total minimum lease payments	8,171
Less: Interest	(1,581)
Present value of operating lease liabilities	6,590
Less: Current portion of operating lease liabilities	(946)
Long-term operating lease liabilities	$5,644

During the thirteen and twenty-six weeks ended August 3, 2019, additions of operating lease assets were $290 million and $456 million, respectively. As of August 3, 2019, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $304 million.
As of August 3, 2019, the weighted-average remaining operating lease term was 8.6 years and the weighted-average discount rate was 4.7 percent for operating leases recognized on our Condensed Consolidated Financial Statements.

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
Note 10. Income Taxes
The effective income tax rate was 38.0 percent for the thirteen weeks ended August 3, 2019, compared with 23.5 percent for the thirteen weeks ended August 4, 2018. The effective income tax rate was 31.1 percent for the twenty-six weeks ended August 3, 2019, compared with 24.1 percent for the twenty-six weeks ended August 4, 2018. The increase in the effective tax rate is primarily due to adjustments to our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the Tax Cuts and Jobs Act of 2017 ("TCJA").
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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of August 3, 2019, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $4 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statements of Income would not be material.
Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Weighted-average number of shares - basic	378	387	378	388
Common stock equivalents	1	3	2	3
Weighted-average number of shares - diluted	379	390	380	391

The above computations of weighted-average number of shares – diluted exclude 17 million and 6 million shares related to stock options and other stock awards for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, and 13 million and 6 million shares related to stock options and other stock awards for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of August 3, 2019, Actions filed against us included commercial, intellectual property, customer, and employment claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 3, 2019, February 2, 2019, and August 4, 2018, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of August 3, 2019, February 2, 2019, and August 4, 2018, was not material for any individual Action or in total. Subsequent to August 3, 2019, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 13. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of August 3, 2019, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments were aggregated into one reportable segment as of August 3, 2019. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended August 3, 2019
U.S. (1)	$1,794	$645	$530	$331	$3,300	83%
Canada	148	85	53	—	286	7
Europe	—	131	4	—	135	3
Asia	11	201	23	—	235	6
Other regions	19	24	6	—	49	1
Total	$1,972	$1,086	$616	$331	$4,005	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended August 4, 2018
U.S. (1)	$1,816	$728	$514	$264	$3,322	82%
Canada	151	94	58	—	303	7
Europe	—	145	3	—	148	4
Asia	11	229	22	—	262	6
Other regions	14	29	7	—	50	1
Total	$1,992	$1,225	$604	$264	$4,085	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended August 3, 2019
U.S. (1)	$3,435	$1,253	$1,017	$617	$6,322	82%
Canada	276	154	100	1	531	7
Europe	—	252	7	—	259	3
Asia	21	434	49	—	504	7
Other regions	39	45	11	—	95	1
Total	$3,771	$2,138	$1,184	$618	$7,711	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
26 Weeks Ended August 4, 2018
U.S. (1)	$3,406	$1,408	$993	$533	$6,340	81%
Canada	278	171	108	1	558	7
Europe	—	280	7	—	287	4
Asia	23	513	47	—	583	7
Other regions	30	57	13	—	100	1
Total	$3,737	$2,429	$1,168	$534	$7,868	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Beginning on March 4, 2019, Banana Republic Global includes net sales for the Janie and Jack brand.

(3)
Primarily consists of net sales for the Athleta and Intermix brands, as well as a portion of income related to our credit card agreement. Beginning in the third quarter of fiscal year 2018, the Hill City brand is also included.

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
OUR BUSINESS
We are a global omni-channel retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including order-in-store, find-in-store, ship-from-store, and buy online pick-up in store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.

OVERVIEW
On February 28, 2019, the Company announced that its Board of Directors approved a plan to separate the Company into two independent publicly-traded companies: Old Navy and the new Gap Inc., which will consist of Gap brand, Athleta, Banana Republic, Intermix, Janie and Jack, and Hill City. The separation is intended to enable both companies to capitalize on their respective opportunities in an evolving retail environment by creating distinct financial profiles, tailored operating priorities and unique capital allocation strategies. Both companies will be positioned to create value for customers, shareholders and employees with enhanced focus and flexibility, aligned investments and incentives to meet the unique strategic goals, and optimized cost structures to deliver growth. The transaction is targeted to be completed in 2020 and is subject to certain conditions, including final approval by the Company’s Board of Directors, receipt of a tax opinion from counsel, and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission. For the thirteen and twenty-six weeks ended August 3, 2019, we incurred separation costs of $38 million and $42 million, respectively, which primarily included external adviser and consulting fees.
In addition, on February 28, 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization. During the two-year period, the Company estimates pre-tax costs associated with these closure actions to be about $250 million to $300 million, with the majority expected to be cash expenditures for lease-related costs. The remaining charges are expected to primarily include employee-related costs and the net impact of write-offs related to long-term assets and liabilities. The Company estimates an annualized sales loss of approximately $625 million as a result of these store closures, with resulting annualized pre-tax savings of about $90 million. For the thirteen and twenty-six weeks ended August 3, 2019, we incurred restructuring costs of $14 million and $15 million, respectively, which primarily included lease and employee-related costs.
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
During the first quarter of fiscal 2019, the Company purchased a building for $343 million. In addition, as part of a related tax exchange, during the thirteen weeks ended May 4, 2019 the Company also sold a building for $220 million, which resulted in a pre-tax gain on sale of $191 million.
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

Financial results for the second quarter of fiscal 2019 are as follows:

•	Net sales for the second quarter of fiscal 2019 decreased 2 percent compared with the second quarter of fiscal 2018.

•	Comparable sales for the second quarter of fiscal 2019 decreased 4 percent compared with a 2 percent increase for the second quarter of fiscal 2018.

•
Gross profit for the second quarter of fiscal 2019 was $1.56 billion compared with $1.63 billion for the second quarter of fiscal 2018. Gross margin for the second quarter of fiscal 2019 was 38.9 percent compared with 39.8 percent for the second quarter of fiscal 2018.

•	Operating margin for the second quarter of fiscal 2019 was 7.0 percent compared with 9.7 percent for the second quarter of fiscal 2018.

•
The effective income tax rate for the second quarter of fiscal 2019 was 38.0 percent, compared with 23.5 percent for the second quarter of fiscal 2018, which included an increase related to an adjustment to our fiscal 2017 tax liability for additional guidance issued by the Treasury Department regarding the TCJA.

•	Net income for the second quarter of fiscal 2019 was $168 million compared with $297 million for the second quarter of fiscal 2018.

•	Diluted earnings per share were $0.44 for the second quarter of fiscal 2019 compared with $0.76 for the second quarter of fiscal 2018.

•	During the first half of fiscal 2019, we paid dividends of $183 million.

•	During the first half of fiscal 2019, share repurchases were $100 million.
Our business priorities for fiscal 2019 are as follows:

•
offering product that is consistently brand-appropriate and on-trend with high customer acceptance, with a focus on expanding our advantage in core businesses and loyalty categories, with leading customer-focused product innovation;

•	preparing for successful separation;

•	restructuring the Gap brand specialty fleet globally to create a healthier, more profitable base from which to grow;

•	improving inventory productivity by leveraging responsive capabilities;

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

RESULTS OF OPERATIONS
Net Sales
See Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q, for net sales by brand and region.

Comparable Sales (“Comp Sales”)
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Old Navy Global	(5)%	5%	(3)%	4%
Gap Global	(7)%	(5)%	(9)%	(5)%
Banana Republic Global	(3)%	2%	(3)%	2%
The Gap, Inc.	(4)%	2%	(4)%	1%
Comp Sales include merchandise sales in Company-operated stores and merchandise sales through online channels in those countries where we have existing comparable store sales. A store is included in the Comp Sales calculations when it has been open and operated by the Company for at least one year and the selling square footage has not changed by 15 percent or more within the past year. A store is included in the Comp Sales calculations on the first day it has comparable prior year sales. Stores in which the selling square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from the Comp Sales calculations until the first day they have comparable prior year sales. The calculation of The Gap, Inc. Comp Sales includes the results of Athleta and Intermix, but excludes the results of our franchise business, Janie and Jack, and Hill City.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales per average square foot (1)	$83	$90	$158	$169
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes both sales through our online channels as well as ship-from-store sales.
Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2019	26 Weeks Ended August 3, 2019		August 3, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	28	1	1,166	19.0
Old Navy Asia	15	2	—	17	0.2
Gap North America	758	3	28	733	7.6
Gap Asia	332	29	19	342	3.1
Gap Europe	152	1	2	151	1.3
Banana Republic North America	556	5	7	554	4.7
Banana Republic Asia	45	3	1	47	0.2
Athleta North America	161	10	—	171	0.7
Intermix North America	36	—	1	35	0.1
Janie and Jack North America (1)	—	—	—	140	0.2
Company-operated stores total	3,194	81	59	3,356	37.1
Franchise	472	66	17	521	N/A
Total	3,666	147	76	3,877	37.1
Increase over prior year				6.9%	1.4%

	February 3, 2018	26 Weeks Ended August 4, 2018		August 4, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	30	2	1,094	18.1
Old Navy Asia	14	—	—	14	0.2
Gap North America	810	4	14	800	8.2
Gap Asia	313	9	3	319	3.1
Gap Europe	155	5	5	155	1.3
Banana Republic North America	576	3	9	570	4.8
Banana Republic Asia	45	2	3	44	0.2
Athleta North America	148	7	1	154	0.6
Intermix North America	38	—	1	37	0.1
Company-operated stores total	3,165	60	38	3,187	36.6
Franchise	429	47	37	439	N/A
Total	3,594	107	75	3,626	36.6
Increase (decrease) over prior year				(0.4)%	0.3%
__________

(1)
On March 4, 2019, we acquired select assets of Gymboree, Inc. related to Janie and Jack. The 140 stores acquired were not included as store openings for fiscal 2019; however, they are included in the ending number of store locations as of August 3, 2019.

Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the second quarter of fiscal 2019 decreased $80 million, or 2 percent, compared with the second quarter of fiscal 2018 primarily driven by a decrease in net sales at Gap Global, as well as an unfavorable impact of foreign exchange of $22 million, partially offset by an increase in net sales at Athleta, the acquisition of Janie and Jack, and higher income related to our credit card agreement. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2018 were translated at exchange rates applicable during the second quarter of fiscal 2019.
Our net sales for the first half of fiscal 2019 decreased $157 million, or 2 percent, compared with the first half of fiscal 2018 primarily driven by a decrease in net sales at Gap Global, as well as an unfavorable impact of foreign exchange of $56 million, partially offset by an increase in net sales at Athleta, the acquisition of Janie and Jack, and higher income related to our credit card agreement. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2018 were translated at exchange rates applicable during the first half of fiscal 2019.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Cost of goods sold and occupancy expenses	$2,449	$2,458	$4,811	$4,814
Gross profit	$1,556	$1,627	$2,900	$3,054
Cost of goods sold and occupancy expenses as a percentage of net sales	61.1%	60.2%	62.4%	61.2%
Gross margin	38.9%	39.8%	37.6%	38.8%
Cost of goods sold and occupancy expenses increased 0.9 percentage points as a percentage of net sales in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018.

•
Cost of goods sold increased 0.7 percentage points as a percentage of net sales in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018, primarily driven by higher promotional activity at Old Navy Global, partially offset by an increase of income related to our credit card agreement classified within net sales.

•
Occupancy expenses increased 0.2 percentage points as a percentage of net sales in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 due to lower net sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses increased 1.2 percentage points as a percentage of net sales in the first half of fiscal 2019 compared with the first half of fiscal 2018.

•
Cost of goods sold increased 1.0 percentage points as a percentage of net sales in the first half of fiscal 2019 compared with the first half of fiscal 2018, primarily driven by higher promotional activity at Old Navy Global, partially offset by an increase of income related to our credit card agreement classified within net sales.

•
Occupancy expenses increased 0.2 percentage points as a percentage of net sales in the first half of fiscal 2019 compared with the first half of fiscal 2018 due to lower net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating expenses	$1,274	$1,229	$2,302	$2,427
Operating expenses as a percentage of net sales	31.8%	30.1%	29.9%	30.8%
Operating margin	7.0%	9.7%	7.8%	8.0%
Operating expenses increased $45 million, or 1.7 percentage points as a percentage of net sales in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018.

The increase in operating expenses for the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to separation-related costs, specialty fleet restructuring costs, and operating expenses related to Janie and Jack; partially offset by a decrease in bonus expense.
Operating expenses decreased $125 million, or 0.9 percentage points as a percentage of net sales in the first half of fiscal 2019 compared with the first half of fiscal 2018.
The decrease in operating expenses for the first half of fiscal 2019 compared with the first half of fiscal 2018 was primarily driven by a $191 million gain on the sale of a building. The remaining increase in operating expenses for the first half of fiscal 2019 compared with the second half of fiscal 2018 was primarily due to separation-related costs, specialty fleet restructuring costs, and operating expenses related to Janie and Jack; partially offset by a decrease in bonus expense.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Interest expense	$19	$17	$39	$33
Interest expense primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Income taxes	$103	$91	$178	$146
Effective tax rate	38.0%	23.5%	31.1%	24.1%
The increase in the effective tax rate for the second quarter and first half of fiscal 2019 compared with the respective periods of fiscal 2018 is primarily due to a $30 million adjustment to our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA.
LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases. As of August 3, 2019, cash, cash equivalents, and short-term investments were $1.5 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including growth initiatives, Gap brand specialty fleet restructuring costs, separation related costs, and planned capital expenditures, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities increased $37 million during the first half of fiscal 2019 compared with the first half of fiscal 2018, primarily due to the following:

•	an increase of $166 million primarily due to lower bonus payout in fiscal 2019 compared with the bonus payout in fiscal 2018, which impacts accrued expenses and other current liabilities;

•	an increase of $58 million related to merchandise inventory primarily due to the timing of receipts; and

•	an increase related to timing of payments for other current assets and long-term assets, and accounts payable; partially offset by

•	lower net income, after excluding the $191 million gain on the sale of a building, during the first half of fiscal 2019.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first half of fiscal 2019 decreased $98 million compared with the first half of fiscal 2018, primarily due to the following:

•	$343 million purchase of a building during the first half of fiscal 2019; and

•	$69 million purchase of Janie and Jack during the first half of fiscal 2019; partially offset by

•	$220 million of proceeds received for the sale of a building during the first half of fiscal 2019; and

•	$282 million fewer net purchases of available-for-sale debt securities during the first half of fiscal 2019 compared with the first half of fiscal 2018.

Cash Flows from Financing Activities
Net cash used for financing activities during the first half of fiscal 2019 decreased $90 million compared with the first half of fiscal 2018, primarily due to fewer repurchases of common stock.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$583	$546
Less: Purchases of property and equipment (1)	(324)	(326)
Free cash flow	$259	$220
__________

(1)	Excludes purchase of building in the first quarter of fiscal 2019.

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
We paid a dividend of $0.485 per share during the first half of fiscal 2019 and fiscal 2018. Including the dividend paid during the first half of fiscal 2019, we intend to pay an annual dividend of $0.97 per share for fiscal 2019 consistent with the annual dividend for fiscal 2018.

Share Repurchases
Certain financial information about the Company’s share repurchases is set forth under the heading “Share Repurchases” in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
Except for presentation changes resulting from the adoption of ASC 842 during the period and Old Navy spin-off transaction costs and related obligations, there have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 2, 2019, other than those which occur in the normal course of business. See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

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
Our market risk profile as of February 2, 2019, is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for disclosures on our debt, investments, and derivative financial instruments.

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

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 3, 2019 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (May 5- June 1)	—	$—	—	$950	million
Month #2 (June 2 - July 6)	1,550,755	$18.09	1,550,755	$922	million
Month #3 (July 7 - August 3)	1,165,696	$18.83	1,165,696	$900	million
Total	2,716,451	$18.41	2,716,451
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 26, 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which superseded the February 2016 repurchase program and has no expiration date.

Item 6.	Exhibits.

10.1
The Gap, Inc. 2016 Long Term-Incentive Plan (as Amended and Restated Effective as of May 21, 2019), filed as Appendix A to the Company's definitive proxy statement for its annual meeting of shareholders held on May 21, 2019, Commission File No. 1-7562.

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
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

__________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 30, 2019	By	/s/ Arthur Peck
Arthur Peck
Chief Executive Officer

Date:	August 30, 2019	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer

Exhibit Index

10.1
The Gap, Inc. 2016 Long Term-Incentive Plan (as Amended and Restated Effective as of May 21, 2019), filed as Appendix A to the Company's definitive proxy statement for its annual meeting of shareholders held on May 21, 2019, Commission File No. 1-7562.

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
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.