Form 10-Q
period 2019-11-02
GAP INC
filed 2019-11-27
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 20, 2019 was 373,299,389.

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

•	plans to restructure the Gap brand specialty fleet, including anticipated benefits, store closures and timing, impact to annualized sales, associated costs, and effect on annualized savings;

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance;

•	improving inventory productivity by leveraging responsive capabilities;

•	investing in digital and customer capabilities, as well as store experience;

•	increasing productivity by leveraging our scale and streamlining operations and processes;

•	attracting and retaining strong talent in our businesses and functions;

•	continuing to integrate social and environmental sustainability into business practices;

•	investing strategically in the business while maintaining operating discipline and driving efficiency;

•	continuing to transform our product to market processes;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	continuing to invest in strengthening brand awareness, customer acquisition, and digital capabilities;

•	utilizing data, analytics, and technology to respond faster while making decisions;

•
current cash balances and cash flows being sufficient to support our business operations, including separation related costs and planned capital expenditures, as well as Gap brand specialty fleet restructuring costs and growth initiatives;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2019;

•	closure of Old Navy stores in China; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 27, 2019, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$788	$1,081	$958
Short-term investments	294	288	296
Merchandise inventory	2,720	2,131	2,668
Other current assets	770	751	792
Total current assets	4,572	4,251	4,714
Property and equipment, net of accumulated depreciation of $5,999, $5,755, and $6,112	3,225	2,912	2,887
Operating lease assets	5,796	—	—
Other long-term assets	525	886	572
Total assets	$14,118	$8,049	$8,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,241	$1,126	$1,299
Accrued expenses and other current liabilities	974	1,024	1,070
Current portion of operating lease liabilities	934	—	—
Income taxes payable	43	24	24
Total current liabilities	3,192	2,174	2,393
Long-term liabilities:
Long-term debt	1,249	1,249	1,249
Long-term operating lease liabilities	5,650	—	—
Lease incentives and other long-term liabilities	393	1,073	1,091
Total long-term liabilities	7,292	2,322	2,340
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 373, 378, and 382 shares	19	19	19
Additional paid-in capital	—	—	—
Retained earnings	3,573	3,481	3,368
Accumulated other comprehensive income	42	53	53
Total stockholders’ equity	3,634	3,553	3,440
Total liabilities and stockholders’ equity	$14,118	$8,049	$8,173
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$3,998	$4,089	$11,709	$11,957
Cost of goods sold and occupancy expenses	2,439	2,466	7,250	7,280
Gross profit	1,559	1,623	4,459	4,677
Operating expenses	1,338	1,260	3,640	3,687
Operating income	221	363	819	990
Interest expense	19	21	58	54
Interest income	(7)	(8)	(21)	(21)
Income before income taxes	209	350	782	957
Income taxes	69	84	247	230
Net income	$140	$266	$535	$727
Weighted-average number of shares - basic	375	384	377	387
Weighted-average number of shares - diluted	376	387	379	390
Earnings per share - basic	$0.37	$0.69	$1.42	$1.88
Earnings per share - diluted	$0.37	$0.69	$1.41	$1.86
Cash dividends declared and paid per share	$0.2425	$0.2425	$0.7275	$0.7275
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net income	$140	$266	$535	$727
Other comprehensive income (loss), net of tax
Foreign currency translation	(4)	(4)	(5)	(27)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $-, $1, $5, and $(2)	—	11	10	57
Reclassification adjustment for gains on derivative financial instruments, net of (tax) tax benefit of $-, $(1), $(5), and $8	(9)	(7)	(16)	(13)
Other comprehensive income (loss), net of tax	(13)	—	(11)	17
Comprehensive income	$127	$266	$524	$744
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of August 4, 2018	385	$19	$—	$3,268	$53	$3,340
Net income for the thirteen weeks ended November 3, 2018				266		266
Other comprehensive income, net of tax					—	—
Repurchases and retirement of common stock	(4)	—	(27)	(73)		(100)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(2)			(2)
Share-based compensation, net of forfeitures			22			22
Common stock dividends ($0.2425 per share)				(93)		(93)
Balance as of November 3, 2018	382	$19	$—	$3,368	$53	$3,440
Balance as of February 3, 2018	389	$19	$8	$3,081	$36	$3,144
Cumulative effect of a change in accounting principle related to revenue recognition				36		36
Net income for the thirty-nine weeks ended November 3, 2018				727		727
Other comprehensive income, net of tax					17	17
Repurchases and retirement of common stock	(10)	—	(105)	(195)		(300)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	40			40
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(22)			(22)
Share-based compensation, net of forfeitures			79			79
Common stock dividends ($0.7275 per share)				(281)		(281)
Balance as of November 3, 2018	382	$19	$—	$3,368	$53	$3,440

Balance as of August 3, 2019	376	$19	$—	$3,551	$55	$3,625
Net income for the thirteen weeks ended November 2, 2019				140		140
Other comprehensive loss, net of tax					(13)	(13)
Repurchases and retirement of common stock	(3)	—	(23)	(27)		(50)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	5			5
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			19			19
Common stock dividends ($0.2425 per share)				(91)		(91)
Balance as of November 2, 2019	373	$19	$—	$3,573	$42	$3,634
Balance as of February 2, 2019	378	$19	$—	$3,481	$53	$3,553
Cumulative effect of a change in accounting principle related to leases				(86)		(86)
Net income for the thirty-nine weeks ended November 2, 2019				535		535
Other comprehensive loss, net of tax					(11)	(11)
Repurchases and retirement of common stock	(8)	—	(67)	(83)		(150)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	22			22
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(21)			(21)
Share-based compensation, net of forfeitures			66			66
Common stock dividends ($0.7275 per share)				(274)		(274)
Balance as of November 2, 2019	373	$19	$—	$3,573	$42	$3,634

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net income	$535	$727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	417	425
Amortization of lease incentives	—	(45)
Share-based compensation	64	72
Non-cash and other items	7	10
Gain on sale of building	(191)	—
Deferred income taxes	42	33
Changes in operating assets and liabilities:
Merchandise inventory	(559)	(696)
Other current assets and other long-term assets	8	(64)
Accounts payable	129	90
Accrued expenses and other current liabilities	28	(148)
Income taxes payable, net of prepaid and other tax-related items	89	127
Lease incentives and other long-term liabilities	19	36
Operating lease assets and liabilities, net	(60)	—
Net cash provided by operating activities	528	567
Cash flows from investing activities:
Purchases of property and equipment	(523)	(510)
Purchase of building	(343)	—
Proceeds from sale of building	220	—
Purchases of short-term investments	(235)	(408)
Proceeds from sales and maturities of short-term investments	231	112
Purchase of Janie and Jack	(69)	—
Other	—	(7)
Net cash used for investing activities	(719)	(813)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	22	40
Withholding tax payments related to vesting of stock units	(21)	(22)
Repurchases of common stock	(150)	(300)
Cash dividends paid	(274)	(281)
Other	—	(1)
Net cash used for financing activities	(423)	(564)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	—	(13)
Net decrease in cash, cash equivalents, and restricted cash	(614)	(823)
Cash, cash equivalents, and restricted cash at beginning of period	1,420	1,799
Cash, cash equivalents, and restricted cash at end of period	$806	$976
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$75	$77
Cash paid for income taxes during the period, net of refunds	$117	$73
Cash paid for operating lease liabilities	$916	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Balance Sheets as of November 2, 2019 and November 3, 2018, and the Condensed Consolidated Statements of Income, the Condensed Consolidated Statements of Comprehensive Income, and the Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements include all adjustments (which include normal recurring adjustments) considered necessary to present fairly our financial position, results of operations, stockholders' equity, and cash flows as of November 2, 2019 and November 3, 2018 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 2, 2019 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended November 2, 2019 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2020.

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
As of November 2, 2019, restricted cash primarily included consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$788	$1,081	$958
Restricted cash included in other current assets	—	1	1
Restricted cash included in other long-term assets (a)	18	338	17
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$806	$1,420	$976
__________

(a)
As of February 2, 2019, restricted cash included in other long-term assets included $320 million of consideration held by a third party in connection with the purchase of a building that was completed in fiscal 2019.

Note 2. Revenue
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points. Breakage revenue is recognized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not as a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
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
We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. As of the quarter ended November 2, 2019 and November 3, 2018, there were no material contract liabilities related to our franchise agreements.

We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended November 2, 2019, the opening balance of deferred revenue for these obligations was $195 million, of which $78 million was recognized as revenue during the period. For the thirty-nine weeks ended November 2, 2019, the opening balance of deferred revenue for these obligations was $227 million, of which $161 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $189 million as of November 2, 2019.
We expect that the majority of our revenue deferrals as of the quarter ended November 2, 2019, will be recognized as revenue in the next 12 months as our performance obligations are satisfied.
For the thirteen weeks ended November 3, 2018, the opening balance of deferred revenue for these obligations was $194 million, of which $84 million was recognized as revenue during the period. For the thirty-nine weeks ended November 3, 2018, the opening balance of deferred revenue for these obligations was $232 million, of which $170 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $193 million as of November 3, 2018.
See Note 13 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue by brand and by region.
Note 3. Debt and Credit Facilities
As of November 2, 2019, February 2, 2019, and November 3, 2018, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes (the “Notes”) due April 2021 was $1.30 billion, $1.30 billion, and $1.29 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount.
We have a $500 million, five-year, unsecured revolving credit facility (the “Facility”), which is scheduled to expire in May 2023. There were no borrowings and no material outstanding standby letters of credit under the Facility as of November 2, 2019.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $55 million as of November 2, 2019. As of November 2, 2019, there were no borrowings under the Foreign Facilities. There were $17 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of November 2, 2019.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of November 2, 2019, we had $22 million in standby letters of credit issued under these agreements.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended November 2, 2019 or November 3, 2018. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen and thirty-nine weeks ended November 2, 2019 or November 3, 2018.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	November 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$238	$3	$235	$—
Short-term investments	294	131	163	—
Derivative financial instruments	12	—	12	—
Deferred compensation plan assets	53	53	—	—
Other assets	2	—	—	2
Total	$599	$187	$410	$2
Liabilities:
Derivative financial instruments	$10	$—	$10	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$373	$26	$347	$—
Short-term investments	288	125	163	—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	48	48	—	—
Other assets	2	—	—	2
Total	$731	$199	$530	$2
Liabilities:
Derivative financial instruments	$11	$—	$11	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	November 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$438	$30	$408	$—
Short-term investments	296	124	172	—
Derivative financial instruments	46	—	46	—
Deferred compensation plan assets	49	49	—	—
Total	$829	$203	$626	$—
Liabilities:
Derivative financial instruments	$1	$—	$1	$—

We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of November 2, 2019 and November 3, 2018, the Company held $294 million and $296 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of November 2, 2019 and November 3, 2018, the Company held $17 million and $6 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were immaterial as of November 2, 2019 and November 3, 2018.

The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
Derivative financial instruments primarily include foreign exchange forward contracts. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. See Note 5 of Notes to Condensed Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
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
There were no material impairment charges recorded for long-lived assets for the thirteen and thirty-nine weeks ended November 2, 2019 or November 3, 2018.
As discussed in Note 1, we recorded a decrease to fiscal 2019 opening retained earnings due to the adoption of ASC 842 related to impairments as of the effective date.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no material impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and thirty-nine weeks ended November 2, 2019 or November 3, 2018.
Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable, financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollar, Japanese yen, British pound, Mexican peso, Euro, Taiwan dollar, and Chinese yuan. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Derivatives designated as cash flow hedges	$640	$774	$815
Derivatives not designated as hedging instruments	706	660	717
Total	$1,346	$1,434	$1,532

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	November 2, 2019	February 2, 2019	November 3, 2018
Derivatives designated as cash flow hedges:
Other current assets	$7	$15	$21
Other long-term assets	1	—	5
Accrued expenses and other current liabilities	2	3	1

Derivatives not designated as hedging instruments:
Other current assets	4	5	20
Accrued expenses and other current liabilities	8	8	—

Total derivatives in an asset position	$12	$20	$46
Total derivatives in a liability position	$10	$11	$1
Substantially all of the unrealized gains and losses from designated cash flow hedges as of November 2, 2019 will be recognized into income within the next 12 months at the then-current values, which may differ from the fair values as of November 2, 2019 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements were $5 million, $4 million, and $1 million as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively. If we did elect to offset, the net amounts of our derivative financial instruments in an asset position would have been $7 million, $16 million, and $45 million and the net amounts of the derivative financial instruments in a liability position would have been $5 million, $7 million, and $0 as of November 2, 2019, February 2, 2019, and November 3, 2018, respectively.
See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts designated in a cash flow hedging relationship recorded in other comprehensive income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gain recognized in other comprehensive income	$—	$12	$15	$55

The pre-tax amounts recognized in income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income
	13 Weeks Ended November 2, 2019		13 Weeks Ended November 3, 2018
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Income in which the effects of derivatives are recorded	$2,439	$1,338	$2,466	$1,260

(Gain) loss recognized in income
Derivatives designated as cash flow hedges	$(9)	$—	$(8)	$—
Derivatives not designated as hedging instruments	—	8	—	(14)
Total (gain) loss recognized in income	$(9)	$8	$(8)	$(14)

	Location and Amount of (Gain) Loss Recognized in Income
	39 Weeks Ended November 2, 2019		39 Weeks Ended November 3, 2018
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Income in which the effects of derivatives are recorded	$7,250	$3,640	$7,280	$3,687

(Gain) recognized in income
Derivatives designated as cash flow hedges	$(21)	$—	$(5)	$—
Derivatives not designated as hedging instruments	—	(4)	—	(38)
Total (gain) recognized in income	$(21)	$(4)	$(5)	$(38)
For the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, there were no amounts of gains or losses reclassified from accumulated other comprehensive income into net income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate any of our hedged subsidiaries during the periods.
Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Number of shares repurchased (1)	2.9	3.6	7.5	10.0
Total cost	$50	$100	$150	$300
Average per share cost including commissions	$17.17	$28.09	$19.85	$30.01

__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2019 repurchase program") which superseded and replaced a February 2016 repurchase authorization. The February 2019 repurchase program had $850 million remaining as of November 2, 2019.
The February 2016 repurchase authorization had $287 million remaining as of February 2, 2019.
All of the share repurchases were paid for as of November 2, 2019, February 2, 2019, and November 3, 2018. All common stock repurchased is immediately retired.

Note 7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2019	$47	$6	$53
13 Weeks Ended May 4, 2019:
Foreign currency translation	(1)	—	(1)
Change in fair value of derivative financial instruments	—	9	9
Amounts reclassified from accumulated other comprehensive income	—	(4)	(4)
Other comprehensive income (loss), net of tax	(1)	5	4
Balance at May 4, 2019	46	11	57
13 Weeks Ended August 3, 2019:
Foreign currency translation	—	—	—
Change in fair value of derivative financial instruments	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	(3)	(3)
Other comprehensive loss, net of tax	—	(2)	(2)
Balance at August 3, 2019	$46	$9	$55
13 Weeks Ended November 2, 2019:
Foreign currency translation	(4)	—	(4)
Change in fair value of derivative financial instruments	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(9)	(9)
Other comprehensive loss, net of tax	(4)	(9)	(13)
Balance at November 2, 2019	$42	$—	$42

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
13 Weeks Ended May 5, 2018:
Foreign currency translation	(7)	—	(7)
Change in fair value of derivative financial instruments	—	28	28
Amounts reclassified from accumulated other comprehensive income	—	(6)	(6)
Other comprehensive income (loss), net of tax	(7)	22	15
Balance at May 5, 2018	57	(6)	51
13 Weeks Ended August 4, 2018:
Foreign currency translation	(16)	—	(16)
Change in fair value of derivative financial instruments	—	18	18
Amounts reclassified from accumulated other comprehensive income	—	—	—
Other comprehensive income (loss), net of tax	(16)	18	2
Balance at August 4, 2018	$41	$12	$53
13 Weeks Ended November 3, 2018:
Foreign currency translation	(4)	—	(4)
Change in fair value of derivative financial instruments	—	11	11
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Other comprehensive income (loss), net of tax	(4)	4	—
Balance at November 3, 2018	$37	$16	$53
See Note 5 of Notes to Condensed Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects within the respective line items on the Condensed Consolidated Statements of Income.

Note 8. Share-Based Compensation
Share-based compensation expense recognized on the Condensed Consolidated Statements of Income, primarily in operating expenses, is as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stock units	$13	$19	$49	$57
Stock options	3	4	12	12
Employee stock purchase plan	1	1	3	3
Share-based compensation expense	17	24	64	72
Less: Income tax benefit	(5)	(6)	(20)	(17)
Share-based compensation expense, net of tax	$12	$18	$44	$55

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
As of November 2, 2019, the Company's finance leases were not material to our Condensed Consolidated Financial Statements.
Net lease cost recognized on our Condensed Consolidated Statement of Income is summarized as follows:

	13 Weeks Ended	39 Weeks Ended
($ in millions)	November 2, 2019	November 2, 2019
Operating lease cost	$308	$905
Variable lease cost	142	463
Sublease income	(2)	(8)
Net lease cost	$448	$1,360

As of November 2, 2019, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
Remainder of 2019	$301
2020	1,171
2021	1,048
2022	940
2023	836
Thereafter	3,864
Total minimum lease payments	8,160
Less: Interest	(1,576)
Present value of operating lease liabilities	6,584
Less: Current portion of operating lease liabilities	(934)
Long-term operating lease liabilities	$5,650

During the thirteen and thirty-nine weeks ended November 2, 2019, additions of operating lease assets were $341 million and $797 million, respectively. As of November 2, 2019, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $186 million.
As of November 2, 2019, the weighted-average remaining operating lease term was 8.7 years and the weighted-average discount rate was 4.7 percent for operating leases recognized on our Condensed Consolidated Financial Statements.
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
Note 10. Income Taxes
The effective income tax rate was 33.0 percent for the thirteen weeks ended November 2, 2019, compared with 24.0 percent for the thirteen weeks ended November 3, 2018. The increase in the effective tax rate is primarily due to a measurement period adjustment recorded during the thirteen weeks ended November 3, 2018 to reduce our fiscal 2017 provisional estimated net charge related to the Tax Cuts and Jobs Act (“TCJA”) transition tax and changes in the mix of income before taxes across jurisdictions with varying tax rates during the thirteen weeks ended November 2, 2019.
The effective income tax rate was 31.6 percent for the thirty-nine weeks ended November 2, 2019, compared with 24.0 percent for the thirty-nine weeks ended November 3, 2018. The increase in the effective tax rate is primarily due to an adjustment recorded during the thirteen weeks ended August 3, 2019 to increase our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA and a measurement period adjustment recorded during the thirteen weeks ended November 3, 2018 to reduce our fiscal 2017 provisional estimated net charge related to the TCJA transition tax.

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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of November 2, 2019, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $3 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statements of Income would not be material.
Note 11. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Weighted-average number of shares - basic	375	384	377	387
Common stock equivalents	1	3	2	3
Weighted-average number of shares - diluted	376	387	379	390

The above computations of weighted-average number of shares – diluted exclude 17 million and 7 million shares related to stock options and other stock awards for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, and 14 million and 6 million shares related to stock options and other stock awards for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of November 2, 2019, Actions filed against us included commercial, intellectual property, customer, and employment claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of November 2, 2019, February 2, 2019, and November 3, 2018, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of November 2, 2019, February 2, 2019, and November 3, 2018, was not material for any individual Action or in total. Subsequent to November 2, 2019, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 13. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of November 2, 2019, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments were aggregated into one reportable segment as of November 2, 2019. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended November 2, 2019
U.S. (1)	$1,769	$689	$532	$274	$3,264	82%
Canada	151	97	55	1	304	8
Europe	—	128	3	—	131	3
Asia	9	220	21	—	250	6
Other regions	18	24	7	—	49	1
Total	$1,947	$1,158	$618	$275	$3,998	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
13 Weeks Ended November 3, 2018
U.S. (1)	$1,769	$738	$510	$257	$3,274	80%
Canada	152	104	59	1	316	8
Europe	—	145	4	—	149	4
Asia	13	266	21	—	300	7
Other regions	13	30	7	—	50	1
Total	$1,947	$1,283	$601	$258	$4,089	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (3)	Total	Percentage of Net Sales
39 Weeks Ended November 2, 2019
U.S. (1)	$5,204	$1,942	$1,549	$891	$9,586	83%
Canada	427	251	155	2	835	7
Europe	—	380	10	—	390	3
Asia	30	654	70	—	754	6
Other regions	57	69	18	—	144	1
Total	$5,718	$3,296	$1,802	$893	$11,709	100%

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
39 Weeks Ended November 3, 2018
U.S. (1)	$5,175	$2,146	$1,503	$790	$9,614	81%
Canada	430	275	167	2	874	7
Europe	—	425	11	—	436	4
Asia	36	779	68	—	883	7
Other regions	43	87	20	—	150	1
Total	$5,684	$3,712	$1,769	$792	$11,957	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Beginning on March 4, 2019, Banana Republic Global includes net sales for the Janie and Jack brand.

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

The results of operations for Janie and Jack since the date of acquisition were not material to our net income.
Note 15. Subsequent Events
On November 7, 2019, Art Peck stepped down as president and chief executive officer and resigned his position as a director of the Company. Robert J. Fisher, the Company’s current chairman of the board of directors, began serving as the Company’s president and chief executive officer on an interim basis.

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

OVERVIEW
On February 28, 2019, the Company announced that its Board of Directors approved a plan to separate the Company into two independent publicly-traded companies: Old Navy and the new Gap Inc., which will consist of Gap brand, Athleta, Banana Republic, Intermix, Janie and Jack, and Hill City. The separation is intended to enable both companies to capitalize on their respective opportunities in an evolving retail environment by creating distinct financial profiles, tailored operating priorities and unique capital allocation strategies. Both companies will be positioned to create value for customers, shareholders and employees with enhanced focus and flexibility, aligned investments and incentives to meet the unique strategic goals, and optimized cost structures to deliver growth. The transaction is targeted to be completed in 2020 and is subject to certain conditions, including final approval by the Company’s Board of Directors, receipt of a tax opinion from counsel, and the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission. For the thirteen and thirty-nine weeks ended November 2, 2019, we incurred separation costs of $70 million and $112 million, respectively, which primarily consist of costs associated with information technology and external adviser fees and are recorded as operating expenses in the Condensed Consolidated Statement of Income.
In addition, on February 28, 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization. During the two-year period, the Company estimates pre-tax costs associated with these closure actions to be about $250 million to $300 million, with the majority expected to be cash expenditures for lease-related costs. The remaining charges are expected to primarily include employee-related costs and the net impact of write-offs related to long-term assets and liabilities. The Company estimates an annualized sales loss of approximately $625 million as a result of these store closures, with resulting annualized pre-tax savings of about $90 million. For the thirteen and thirty-nine weeks ended November 2, 2019, we incurred restructuring costs of $8 million and $23 million, respectively, which primarily include lease and employee-related costs. Our discussions and negotiations with landlords around store closures continue to be difficult, and our ability to execute on our strategy quickly and decisively is challenging. We continue to focus on rationalizing stores that don’t generate sufficient returns to warrant the investments necessary to provide our customers with a differentiated experience.
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
On November 7, 2019, Art Peck stepped down as president and chief executive officer and resigned his position as a director of the Company. Robert J. Fisher, the Company’s current chairman of the board of directors, began serving as the Company’s president and chief executive officer on an interim basis.

Financial results for the third quarter of fiscal 2019 are as follows:

•	Net sales for the third quarter of fiscal 2019 decreased 2 percent compared with the third quarter of fiscal 2018.

•	Comparable sales for the third quarter of fiscal 2019 decreased 4 percent compared with flat for the third quarter of fiscal 2018.

•
Gross profit for the third quarter of fiscal 2019 was $1.56 billion compared with $1.62 billion for the third quarter of fiscal 2018. Gross margin for the third quarter of fiscal 2019 was 39.0 percent compared with 39.7 percent for the third quarter of fiscal 2018.

•	Operating margin for the third quarter of fiscal 2019 was 5.5 percent compared with 8.9 percent for the third quarter of fiscal 2018.

•	The effective income tax rate for the third quarter of fiscal 2019 was 33.0 percent, compared with 24.0 percent for the third quarter of fiscal 2018.

•	Net income for the third quarter of fiscal 2019 was $140 million compared with $266 million for the third quarter of fiscal 2018.

•	Diluted earnings per share were $0.37 for the third quarter of fiscal 2019 compared with $0.69 for the third quarter of fiscal 2018.

•	During the first three quarters of fiscal 2019, we paid dividends of $274 million.

•	During the first three quarters of fiscal 2019, share repurchases were $150 million.
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

•
investing in digital and customer capabilities, as well as store experience, to create a unique and differentiated converged retail experience that attracts new customers, retains existing customers, and builds loyalty;

•	increasing productivity by leveraging our scale and streamlining operations and processes throughout the organization;

•	attracting and retaining strong talent in our businesses and functions, which includes initiating the search for a new CEO; and

•	continuing to integrate social and environmental sustainability into business practices to support long term growth.
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
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Old Navy Global	(4)%	4%	(3)%	4%
Gap Global	(7)%	(7)%	(8)%	(6)%
Banana Republic Global	(3)%	2%	(3)%	2%
The Gap, Inc.	(4)%	—%	(4)%	1%
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.

Store Count and Square Footage Information
Net sales per average square foot are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales per average square foot (1)	$78	$83	$236	$252
__________

(1)	Excludes net sales associated with our online and franchise businesses. Online sales includes sales through our online channels such as ship-from-store sales.
Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2019	39 Weeks Ended November 2, 2019		November 2, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (2)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	60	2	1,197	19.4
Old Navy Asia (1)	15	4	1	18	0.2
Gap North America	758	3	34	727	7.5
Gap Asia	332	46	27	351	3.2
Gap Europe	152	3	12	143	1.2
Banana Republic North America	556	8	10	554	4.7
Banana Republic Asia	45	4	2	47	0.2
Athleta North America	161	24	—	185	0.8
Intermix North America	36	—	1	35	0.1
Janie and Jack North America (2)	—	—	—	139	0.2
Company-operated stores total	3,194	152	89	3,396	37.5
Franchise	472	94	24	542	N/A
Total	3,666	246	113	3,938	37.5
Increase over prior year				6.8%	1.6%

	February 3, 2018	39 Weeks Ended November 3, 2018		November 3, 2018
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	54	3	1,117	18.4
Old Navy Asia	14	—	—	14	0.2
Gap North America	810	9	21	798	8.2
Gap Asia	313	17	7	323	3.1
Gap Europe	155	8	9	154	1.3
Banana Republic North America	576	8	10	574	4.8
Banana Republic Asia	45	3	3	45	0.2
Athleta North America	148	10	1	157	0.6
Intermix North America	38	—	2	36	0.1
Company-operated stores total	3,165	109	56	3,218	36.9
Franchise	429	84	43	470	N/A
Total	3,594	193	99	3,688	36.9
Increase over prior year				1.3%	0.8%
__________

(1)	We intend to close Old Navy stores in China by early 2020.

(2)
On March 4, 2019, we acquired select assets of Gymboree, Inc. related to Janie and Jack. The 140 stores acquired were not included as store openings for fiscal 2019; however, they are included in the ending number of store locations as of November 2, 2019, net of one closure that occurred in the third quarter of fiscal 2019.

Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the third quarter of fiscal 2019 decreased $91 million, or 2 percent, compared with the third quarter of fiscal 2018 driven by a decrease in Comp Sales across all global brands and a decrease in net sales at Gap Global as a result of store closures, partially offset by an increase in net sales at Athleta. The decrease in Comp Sales for the third quarter of fiscal 2019 was partially offset by new store openings at Old Navy Global as well as the addition of Janie and Jack.
Our net sales for the first three quarters of fiscal 2019 decreased $248 million, or 2 percent, compared with the first three quarters of fiscal 2018 primarily driven by a decrease in net sales at Gap Global, as well as an unfavorable impact of foreign exchange of $68 million, partially offset by the addition of Janie and Jack as well as an increase in net sales at Athleta. The foreign exchange impact is the translation impact if net sales for the first three quarters of fiscal 2018 were translated at exchange rates applicable during the first three quarters of fiscal 2019.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Cost of goods sold and occupancy expenses	$2,439	$2,466	$7,250	$7,280
Gross profit	$1,559	$1,623	$4,459	$4,677
Cost of goods sold and occupancy expenses as a percentage of net sales	61.0%	60.3%	61.9%	60.9%
Gross margin	39.0%	39.7%	38.1%	39.1%
Cost of goods sold and occupancy expenses increased 0.7 percentage points as a percentage of net sales in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018.

•
Cost of goods sold increased 0.5 percentage points as a percentage of net sales in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018, primarily driven by higher promotional activity at Old Navy Global as well as higher inventory shortage costs at all global brands; partially offset by improved margins at Athleta.

•
Occupancy expenses increased 0.2 percentage points as a percentage of net sales in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 driven by lower net sales without a corresponding decrease in occupancy expenses.

Cost of goods sold and occupancy expenses increased 1.0 percentage points as a percentage of net sales in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018.

•
Cost of goods sold increased 0.8 percentage points as a percentage of net sales in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018, primarily driven by higher promotional activity at Old Navy Global.

•
Occupancy expenses increased 0.2 percentage points as a percentage of net sales in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 primarily driven by lower net sales without a corresponding decrease in occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating expenses	$1,338	$1,260	$3,640	$3,687
Operating expenses as a percentage of net sales	33.5%	30.8%	31.1%	30.8%
Operating margin	5.5%	8.9%	7.0%	8.3%
Operating expenses increased $78 million in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 primarily due to separation-related costs and operating expenses related to Janie and Jack; partially offset by a decrease in bonus expense.
Operating expenses decreased $47 million in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018, driven by a $191 million gain on the sale of a building. The remaining increase in operating expenses for the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to separation-related costs, operating expenses related to Janie and Jack, and specialty fleet restructuring costs; partially offset by a decrease in bonus expense.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Interest expense	$19	$21	$58	$54
Interest expense primarily includes interest on overall borrowings and obligations mainly related to our $1.25 billion 5.95 percent Notes.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Income taxes	$69	$84	$247	$230
Effective tax rate	33.0%	24.0%	31.6%	24.0%
The increase in the effective tax rate for the third quarter of fiscal 2019 compared with fiscal 2018 is primarily due to a measurement period adjustment recorded in the third quarter of fiscal 2018 to reduce our fiscal 2017 provisional estimated net charge related to the TCJA transition tax and changes in the mix of income before taxes across jurisdictions with varying tax rates during the thirteen weeks ended November 2, 2019.
The increase in the effective tax rate for the first three quarters of fiscal 2019 compared with the respective period of fiscal 2018 is primarily due to a $30 million adjustment recorded in the second quarter of the current year to increase our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA and a measurement period adjustment recorded in the third quarter of fiscal 2018 to reduce our fiscal 2017 provisional estimated net charge related to the TCJA transition tax.

LIQUIDITY AND CAPITAL RESOURCES
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we expect to incur material separation-related costs and we may have dividend payments, debt repayments, and share repurchases. As of November 2, 2019, cash, cash equivalents, and short-term investments were $1.1 billion, the majority of which was held in the United States and is generally accessible without any limitations.
We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations, including separation-related costs and planned capital expenditures, as well as Gap brand specialty fleet restructuring costs and growth initiatives, for the next 12 months and beyond. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments.

Cash Flows from Operating Activities
Net cash provided by operating activities decreased $39 million during the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018, primarily due to the following:

•	a decrease in net income; and

•	$191 million decrease to cash flows from operating activities due to gain on the sale of a building during fiscal 2019;
partially offset by

•	an increase of $176 million primarily due to lower bonus payout in fiscal 2019 compared with the bonus payout in fiscal 2018, which impacts accrued expenses and other current liabilities; and

•	an increase of $137 million related to merchandise inventory primarily due to the volume and timing of receipts.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first three quarters of fiscal 2019 decreased $94 million compared with the first three quarters of fiscal 2018, primarily due to the following:

•	$292 million fewer net purchases of available-for-sale debt securities during the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018; and

•	$220 million of proceeds received for the sale of a building during fiscal 2019;
partially offset by

•	$343 million purchase of a building during fiscal 2019; and

•	$69 million purchase of Janie and Jack during fiscal 2019.

Cash Flows from Financing Activities
Net cash used for financing activities during the first three quarters of fiscal 2019 decreased $141 million compared with the first three quarters of fiscal 2018, primarily due to fewer repurchases of common stock.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures, as we require regular capital expenditures to build and maintain stores and purchase new equipment to improve our business and infrastructure. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.

The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$528	$567
Less: Purchases of property and equipment (1)	(523)	(510)
Free cash flow	$5	$57
__________

(1)	Excludes purchase of building in the first quarter of fiscal 2019.

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
We paid a dividend of $0.2425 per share during each of the first three quarters of fiscal 2019 and fiscal 2018. We intend to pay a fourth quarter dividend of $0.2425 per share, which would result in an annual dividend of $0.97 per share, consistent with the annual dividend for fiscal 2018.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following risk factor was updated from those risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. There were no other material changes.
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
In May 2016, Fitch Ratings and Standard & Poor's Rating Services downgraded their respective credit ratings of us from BBB- negative outlook to BB+ stable outlook. In November 2019, Standard and Poor’s Ratings Service downgraded their credit rating of us from BB+ stable outlook to BB negative outlook. These downgrades, and any future reduction in our long-term senior unsecured credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs, and potentially increased lease or hedging costs.
For further information on our debt and credit facilities, see Item 1, Financial Statements, Note 3 of Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended November 2, 2019 by the Company or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (August 4 - August 31)	211,371	$15.90	211,371	$897	million
Month #2 (September 1 - October 5)	1,542,963	$17.42	1,542,963	$870	million
Month #3 (October 6 - November 2)	1,157,733	$17.07	1,157,733	$850	million
Total	2,912,067	$17.17	2,912,067
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)	On February 26, 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which superseded the February 2016 repurchase program and has no expiration date.

Item 6.	Exhibits.

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002). (1)
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements. (1)

_____________________________

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	November 27, 2019	By	/s/ Robert J. Fisher
Robert J. Fisher
Chief Executive Officer

Date:	November 27, 2019	By	/s/ Teri List-Stoll
Teri List-Stoll
Executive Vice President and Chief Financial Officer