Form 10-K
period 2020-02-01
GAP INC
filed 2020-03-17
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 1, 2020

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
Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2019 was approximately $4 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 11, 2020 was 371,301,527.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2020 (hereinafter referred to as the “2020 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	intent to operate in a more rigorous and transformational manner;

•	plans to restructure the Gap brand specialty fleet, including anticipated store closures and timing, associated pre-tax costs and charges, impact to annualized sales, and effect on annualized savings;

•
the potential impact of COVID-19 on both our projected customer demand and supply chain, as well as our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020;

•	improving inventory productivity by leveraging responsive capabilities;

•	investing in digital and customer capabilities, as well as store experience;

•	increasing productivity by leveraging our scale and streamlining operations and processes;

•	attracting and retaining strong talent in our businesses and functions;

•	continuing to integrate social and environmental sustainability into business practices;

•	investing strategically in the business while maintaining operating expense discipline;

•	transforming our product to market process;

•	continuing our investment in customer experience to drive higher customer engagement and loyalty;

•	continuing to invest in strengthening our brand awareness, customer acquisition, and digital capabilities;

•	utilizing data, analytics, and technology to respond faster while making decisions;

•	store openings and closings in fiscal 2020;

•	impact of foreign currency exchange rate fluctuations in fiscal 2020;

•	extinguishing our 5.95 percent notes due April 2021, and entering into a new long-term debt arrangement and a new secured revolving credit facility;

•	current cash balances and cash flows being sufficient to support our business operations, and the expected impact of extensive store closures on our need for additional credit;

•	ability to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations;

•	dividend payments in fiscal 2020;

•	the impact if actuals differ substantially from estimates and assumptions used in accounting calculations and policies;

•	the impact of recent accounting pronouncements;

•	recognition of revenue deferrals as revenue;

•	impact of violating financial and other covenants under our five-year, unsecured revolving credit facility;

•	unrealized gains and losses from designated cash flow hedges;

•	recognition of unrecognized share-based compensation expense;

•	total gross unrecognized tax benefits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims; and

•	the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•	the highly competitive nature of our business in the United States and internationally;

•	engaging in or seeking to engage in strategic transactions that are subject to various risks and uncertainties;

•	the risk that failure to maintain, enhance and protect our brand image could have an adverse effect on our results of operations;

•	the risk that the failure to manage key executive succession and retention and to continue to attract qualified personnel could have an adverse impact on our results of operations;

•	the risk that our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that if we are unable to manage our inventory effectively, our gross margins will be adversely affected;

•	the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 17, 2020, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2019 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the “Company,” “we,” and “our”) was incorporated in the State of California in July 1969 and was reincorporated in the State of Delaware in May 1988.
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
Gap Inc. uses omni-channel capabilities to bridge the digital world and physical stores, creating world-class shopping experiences regardless of where or how our customers shop. The Company's suite of omni-channel services, including order-in-store, reserve-in-store, find-in-store, buy-online-pick-up-in-store, and ship-from-store, as well as mobile shopping experiences, are uniquely tailored across its portfolio of brands.
Old Navy.  Old Navy is an American value apparel brand that makes current essentials accessible to everyone. The brand celebrates the democracy of style through on-trend, playfully optimistic, affordable, high-quality product, and inclusive size ranges. Old Navy is committed to creating incredible shopping experiences regardless of where, when and how customers choose to shop, including a fun store experience, a dynamic online channel and convenient omni-channel capabilities. Old Navy opened its first store in 1994 in the United States and since has expanded to more than 1,200 stores, including Company-operated stores in Canada, China, and Mexico, as well as franchise stores around the world. Old Navy believes in the power of the next generation, and through its cause platform, Onward!, supports the Boys & Girls Clubs of America to help turn learners into leaders.
Gap.  Gap is an iconic apparel and accessories brands anchored in optimistic, casual, American style. Founded in San Francisco in 1969, the brand's collections continue to build the foundation of modern wardrobes—all things denim, tees, fleece, and khakis, along with must-have trends.
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
Banana Republic.  Acquired in 1983 as a travel and adventure outfitter, Banana Republic is now a global apparel and accessories brand focused on delivering modern, versatile classics designed for a life with no boundaries. Curious, connected and out in the world, Banana Republic provides a wardrobe of favorites—clothing, eyewear, jewelry, shoes, handbags, and fragrances—all made for a life in motion with the finest materials and fabric innovations. Customers can purchase Banana Republic products globally in our specialty stores, factory stores, online, and franchise stores.

Athleta.  Athleta is a premium fitness and lifestyle brand creating beautiful, technical, sustainable apparel to inspire a community of active, confident women and girls. Established in 1998 and acquired by Gap Inc. in 2008, Athleta integrates technical features and innovative design across its women's collection to carry her through a life in motion, from yoga, training and sports, to everyday activities and travel. In 2016, the Company launched Athleta Girl, mirroring its signature performance in styles for the next generation. In 2019, Athleta announced its partnership with decorated track and field athlete and activist, Allyson Felix, to empower women and girls through sports. Ms. Felix became Athleta's first-ever sponsored athlete. Customers can purchase Athleta products in the United States through its stores and catalogs, or globally online.
Athleta has been certified as a benefit corporation ("B Corp"), furthering its commitment to using our business as a force for good to drive social and environmental impact. The Company met rigorous standards across social and environmental performance, accountability, and transparency. Additionally, Athleta's legal charter was amended to become a Delaware public benefit corporation, further demonstrating its commitment to people and the planet. With this accreditation, Gap Inc. has become one of the largest publicly-traded retail companies with a B Corp certified subsidiary apparel brand.
Intermix. Intermix is a curated, omni-channel, women's fashion business comprised of 33 boutiques with hyper-localized assortments and a growing e-commerce channel. The brand is known for curating the most sought-after styles from a compelling mix of both established and emerging designers. Founded in 1993 and acquired by Gap Inc. in 2012, Intermix delivers a highly personalized shopping experience across both channels, with complimentary personal stylists on-hand to work one-on-one with clients to create looks that make them feel confident while making fashion fun and inspiring.
Janie and Jack. Janie and Jack is a premium children's apparel brand acquired by Gap Inc. in 2019. Janie and Jack is a design house with every kid at heart that encourages individual style from the start. Janie and Jack creates collections featuring modern twists on classic fashion and is known for family moments, thoughtful details and memorable gifts. Customers can shop sizes newborn through 6 years in 139 stores in the United States and all sizes through 12 years online at janieandjack.com.
Hill City. Hill City is a premium-performance men's apparel brand offering highly technical clothing for every part of life. Launched in 2018, Hill City fuses a minimal aesthetic with technical innovation, allowing men to own more versatile clothing. Hill City is a B Corp certified brand, meeting the highest standards for social and environmental performance, transparency, and accountability.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2019 with 3,345 Company-operated stores and 574 franchise store locations. For more information on the number of stores by brand and region, see the table included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. We have a multi-tender loyalty rewards program, Bright Rewards, active across each of these brands in select markets. All of our brands issue and redeem gift cards.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 17 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Product Development
We design, develop, market, and sell a wide range of apparel, footwear and accessories products reflecting a mix of basics and fashion items based on widely accepted fashion trends, striving to bring product to market quickly and provide unrivaled value to customers. Our product teams research, test and iterate each season to deliver the latest styles in fabrics and silhouettes that are made to last. We leverage feedback and purchasing data from our customer database, along with market trend insight, to guide our product and merchandising decision-making.

Marketing and Advertising
We use a variety of marketing and advertising mediums to drive brand health, customer acquisition, and engagement. We leverage our growing customer database and respond to shopping behaviors and needs with personalized content across email, site, and digital media to drive relevance and urgency. Our diversified media mix spans traditional to digital to social media. We focus on productivity of marketing investment to drive increased effectiveness.

Merchandise Vendors
We purchase private label and non-private label merchandise from about 800 vendors. Our vendors have factories in about 30 countries. Our two largest vendors accounted for about 7 and 6 percent of the dollar amount of our total fiscal 2019 purchases. Of our merchandise purchased during fiscal 2019, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 32 percent of our fiscal 2019 purchases, by dollar value, were from factories in Vietnam. Approximately 16 percent of our fiscal 2019 purchases, by dollar value, were from factories in China. Product cost increases or events causing disruption of imports from Vietnam, China, or other foreign countries, including the imposition of additional import restrictions or taxes, or vendors potentially failing due to political, financial, public health crises or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled “Risk Factors—Our business is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” “Risk Factors—Trade matters may disrupt our supply chain” and "Risk Factors—Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events" in Item 1A, Risk Factors, of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. With the exception of Intermix, virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. With respect to Intermix, we control all aspects of brand development except for product design related to third-party products. We continue to invest in our business and enhance the customer experience through significant investments in our supply chain and digital capabilities, investments in marketing, enhancement of our omni-channel shopping experience, remodeling of existing stores, and international expansion.

Trademarks and Service Marks
Old Navy, Gap, GapKids, babyGap, GapMaternity, GapBody, GapFit, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City trademarks and service marks, and certain other trademarks and service marks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

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

Employees
As of February 1, 2020, we had a workforce of approximately 129,000 employees, which includes a combination of part-time and full-time employees. We also hire seasonal employees, primarily during the peak holiday selling season.
To remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, information technology, and other functions, as well as in our stores and distribution centers. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. Also see the section entitled “Risk Factors—Our failure to manage key executive succession and retention and to continue to attract qualified personnel could have an adverse impact on our results of operations” in Item 1A, Risk Factors, of this Form 10-K.

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

Information about our Executive Officers
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Mark Breitbard, 52, President and Chief Executive Officer, Specialty Brands effective March 23, 2020; President and Chief Executive Officer, Banana Republic from May 2017 to March 23, 2020; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; and Executive Vice President, GapKids and babyGap from 2010 to 2011.
Shawn Curran, 56, Executive Vice President and Chief Operating Officer effective March 23, 2020; Executive Vice President, Global Supply Chain and Product Operations from October 2017 to March 23, 2020; Executive Vice President, Global Supply Chain - Logistics and Product Operations from April 2016 to October 2017; Executive Vice President, Global Supply Chain from August 2015 to April 2016; and Senior Vice President, Logistics from 2012 to August 2015.
Robert Fisher, 65, Interim President and Chief Executive Officer from November 2019 to March 23, 2020; Non-executive Chairman from February 2015 to March 23, 2020; Interim President and Chief Executive Officer from January 2007 to August 2007; Non-executive Chairman from 2004 to August 2007; Executive Vice President and President of Gap North America from 1997 to 1999; and Chief Operating Officer from 1995 to 1997.
Julie Gruber, 54, Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer since February 2016; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to March 2015; and Associate General Counsel from 2003 to 2007.
Teri List-Stoll, 57, Executive Vice President and Chief Financial Officer from January 2017 to March 23, 2020; Executive Vice President and Chief Financial Officer, Dick’s Sporting Goods, Inc. from August 2015 to September 2016; Executive Vice President and Chief Financial Officer, Kraft Foods Group, Inc. from September 2013 to May 2015; and Senior Vice President and Treasurer, Procter & Gamble Co. from 2008 to August 2013.
Michele Nyrop, 51, Executive Vice President and Chief People Officer since September 2019; Senior Vice President, Human Resources from January 2017 to September 2019; Senior Vice President, Human Resources, Banana Republic from January 2017 to February 2019; and Vice President, Human Resources, Gap from February 2015 to January 2017.
Katrina O'Connell, 50, Executive Vice President and Chief Financial Officer effective March 23, 2020; Chief Financial Officer and Senior Vice President of Strategy & Innovation, Old Navy from January 2017 to March 23, 2020; and Chief Financial Officer and Senior Vice President of Strategy, Banana Republic from March 2015 to January 2017. Ms. O'Connell has previously held various roles at the Company focused on both financial budgeting and forecasting for the Company's portfolio of brands, as well as roles in supply chain, IT, treasury and investor relations.
Sonia Syngal, 50, President and Chief Executive Officer effective March 23, 2020; President and Chief Executive Officer, Old Navy from April 2016 to March 23, 2020; Executive Vice President, Global Supply Chain and Product Operations from February 2015 to April 2016; and Executive Vice President, Global Supply Chain from November 2013 to January 2015. Since joining the Company in 2004, Ms. Syngal has served in key leadership and general management roles including Managing Director for the Company's Europe business, Senior Vice President for the Company's International division and Senior Vice President for the Company's International Outlet division. Prior to joining the Company, Sonia had a long career in Fortune 500 product companies, including Sun Microsystems where she led manufacturing operations, logistics and supply chain management, and at Ford Motor Co. where she held roles in product design, quality and manufacturing engineering.

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
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, or fail to execute trends and deliver products to the market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our operating results.

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
Our performance is subject to global economic conditions, as well as their impact on levels of consumer spending worldwide. Some of the factors that may influence consumer spending include high levels of unemployment, pandemics (such as the impact of the current coronavirus disease (COVID-19) pandemic, including reduced store traffic and widespread temporary store closures), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty.

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

We may engage in or seek to engage in strategic transactions, such as acquisitions and dispositions, that are subject to various risks and uncertainties, which could disrupt or adversely affect our businesses.
We may engage in or seek to engage in strategic transactions, such as acquisitions or dispositions, which we may not be able to complete on anticipated terms or time frames, or at all, or which may not generate some or all of the strategic, financial, operational or other benefits we expect to realize from such transactions on such anticipated time frames or at all. In addition, these transactions may be complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment, market conditions, the retail industry or political conditions may affect our ability to complete such transactions. In addition, the process of completing these transactions may be time-consuming and involve significant costs and expenses, which may be significantly higher than what we anticipate and may not yield a benefit if the transactions are not completed successfully, and executing these transactions may require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect the financial results and results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees and/or attracting and retaining customers during the pendency or following the completion of any of these transactions, which could harm our businesses.
In particular, on January 16, 2020, we announced that we would no longer pursue our previously announced plan to separate into two independent publicly traded companies. We incurred significant costs and expenses in connection with our planned separation, which required significant attention from our senior management and employees, and we expect that the process of unwinding the separation-related work will be time-consuming, will involve additional costs and expenses, and may result in difficulties attracting, retaining and motivating employees, which could harm our business and adversely affect the financial results and results of operations.
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

Our failure to manage key executive succession and retention and to continue to attract qualified personnel could have an adverse impact on our results of operations.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. Since the beginning of fiscal 2019, there have been significant changes to our executive leadership team, including the departures of our Chief Executive Officer and our President and Chief Executive Officer of Gap brand and the upcoming departure of our Chief Financial Officer, and the appointment of a new Chief People Officer. In March 2020, we promoted Sonia Syngal to Chief Executive Officer and Katrina O'Connell to Chief Financial Officer. The effectiveness of our leaders, including our new Chief Executive Officer and Chief Financial Officer, and any further transition, could have a significant impact on our results of operations.

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
Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations (for example, because of unexpected effects on inventory supply and consumer demand caused by the coronavirus disease (COVID-19) pandemic), too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins.
We have key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including vendor fabric platforming, product demand testing, and in-season rapid response to demand. We are also developing additional capabilities to analyze customer behavior and demand, which we believe will allow us to better localize assortment and improve store-level allocations, such as size allocation, to further tailor our assortments to customer needs and increase sell-through. Further, we intend to leverage technology and data science to digitize product creation, integrate with our consolidated vendor base, and further optimize our product-to-market processes and supply chain to enhance our in-season responsiveness and reduce our exposure to fashion volatility. These initiatives and additional capabilities involve significant changes to our inventory management systems and processes. If we are unable to implement these initiatives and integrate these additional capabilities successfully, we may not realize the return on our investments that we anticipate, and our operating results could be adversely affected.

Our business is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower sales and net income. In addition, certain countries represent a larger portion of our global sourcing. For example, in fiscal 2019, approximately 32 percent and 16 percent of our merchandise, by dollar value, is purchased from factories in Vietnam and China, respectively. Accordingly, any delays in production and added costs in Vietnam or China could have a more significant impact on our results of operations.
Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, public health emergencies, social unrest, changes in local economic conditions, political upheavals, or other factors, and costs and delays associated with transitioning between vendors, could adversely impact our financial performance. Operating or manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products can adversely affect our gross margins.
If our vendors, or any raw material vendors on which our vendors rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent coronavirus disease (COVID-19) pandemic, or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our results of operations.

We are subject to data and security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the global regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new laws, such as the European Union’s General Data Protection Regulation (GDPR) and the California Consumer Privacy Act, which give customers the right to control how their personal information is collected, used and retained. Violating these rights, or failing to secure personal information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Failures of, or updates or changes to, our IT systems may disrupt operations.
We maintain a complex technology platform consisting of both legacy and modern systems. These systems require continual maintenance, upgrades and changes, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our IT initiatives. However, there can be no assurances that we will successfully maintain or launch these systems as planned or that they will be implemented without disruptions to our operations. IT system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations.

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

The market for real estate is competitive.
Our ability to effectively obtain real estate to open new stores, distribution centers, and corporate offices nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. For example, on February 28, 2019, we announced plans to restructure our fleet of specialty stores and revitalize the Gap brand, including closing about 230 specialty stores during fiscal 2019 and fiscal 2020. Failure to secure adequate new locations, successfully modify or exit existing locations, or effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, or cause impairments of our lease right of use assets as market values decline, any of which could have a material adverse effect on our financial condition or results of operations.

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
Trade restrictions, including increased tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type, or effect of any such restrictions. For example, the current political landscape and recent tariffs imposed by the U.S. and other countries in response has introduced greater uncertainty with respect to future tax and trade regulations. In addition, we face the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability, resulting in the disruption of trade from exporting countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, or other trade disruptions. Changes in tax policy or trade regulations, such as the imposition of new tariffs on imported products, could have a material adverse effect on our business and results of operations.

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
Our success depends in part on our ability to grow sales and improve margins, in particular at our largest brands. A variety of factors affect comparable sales or margins, including but not limited to apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. Over the past fiscal year, our reported quarterly comparable sales have ranged from a high of negative 1 percent in the fourth quarter of fiscal 2019 to a low of negative 4 percent in the first, second and third quarters of fiscal 2019. Over the past five years, our reported gross margins have ranged from a high of 38.3 percent in fiscal 2017 to a low of 36.2 percent in fiscal 2015. In addition, over the past five years, our reported operating margins have ranged from a high of 9.6 percent in fiscal 2015 to a low of 3.5 percent in fiscal 2019.
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
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2019 with $1.4 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if necessary, with our $500 million revolving credit facility. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, if our cash flows from operating activities decline significantly, including any such decline related to reduced store traffic and widespread temporary store closures as a result of the coronavirus disease (COVID-19) pandemic, we may be required to reprioritize our business initiatives to ensure that we can continue to service or refinance our debt with favorable rates and terms. In addition, any future reduction in our long-term senior unsecured credit ratings could result in reduced access to the credit and capital markets, and higher interest costs and potentially increased lease or hedging costs. Reduction in our credit ratings could also negatively impact our ability to extinguish our Notes and enter into a new long-term debt arrangement.
In November 2019, Standard and Poor’s Ratings Service downgraded their credit rating of us from BB+ stable outlook to BB negative outlook. This downgrade, and any future reduction in our long-term senior unsecured credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs, and potentially increased lease or hedging costs.
For further information on our debt and credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 5 and Note 6 of Notes to Consolidated Financial Statements of this Form 10-K.

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
Any changes in laws or regulations, the imposition of additional laws or regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, trade, product safety, transportation and logistics, health care, tax, cybersecurity, privacy, operations, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations.

Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather conditions; unforeseen public health crises, such as pandemics and epidemics (including, for example, the current coronavirus disease (COVID-19) pandemic); political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors' manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our franchisees or the operations of one or more of our vendors. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. For example, the COVID-19 pandemic has the potential to significantly impact our supply chain if the factories that manufacture our products are temporarily closed or experience worker shortages. In addition, these types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. For example, if customers’ concerns over potential exposure to COVID-19 or social distancing measures imposed by governments cause customers to avoid shopping centers and other retail locations, our store revenue could be adversely impacted. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.

Reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows.
A third-party, Synchrony Financial ("Synchrony"), owns and services our private label credit card and co-branded programs for our Gap, Old Navy, Banana Republic and Athleta brands. Our agreement with Synchrony provides for certain payments to be made by Synchrony to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Synchrony is dependent upon a number of factors, including the level of sales on private label and co-branded accounts, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Synchrony’s ability to extend credit to our customers, as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking, and commercial protection laws. The factors affecting the income and cash flow that we receive from Synchrony can also vary based on a variety of economic, legal, social, and other factors that we cannot control. If the income and cash flow that we receive from the consumer credit card program agreement with Synchrony decreases significantly, our operating results and cash flows could be adversely affected.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. As of February 1, 2020, we had 3,345 Company-operated stores, which aggregated to approximately 37.0 million square feet. Almost all of these stores are leased, typically with one or more renewal options after our initial term. Terms vary by type and location of store.
We own approximately 1.2 million square feet of corporate office space located in San Francisco, Pleasanton, and Rocklin, California. We lease approximately 0.6 million square feet of corporate office space located in: San Francisco and Rocklin, California; New York and Brooklyn, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 9.3 million square feet of distribution space located in: Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We lease approximately 1.2 million square feet of distribution space located in: Shanghai, China; Phoenix, Arizona; and Erlanger and Hebron, Kentucky. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan and Hong Kong, China.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange under the symbol "GPS". Our website is www.gapinc.com. The number of holders of record of our stock as of March 11, 2020 was 5,923. The table below sets forth the dividends declared and paid for each of the fiscal quarters in fiscal 2019 and 2018.

	Dividends Declared and Paid
	Fiscal Year
	2019	2018
1st Quarter	$0.2425	$0.2425
2nd Quarter	0.2425	0.2425
3rd Quarter	0.2425	0.2425
4th Quarter	0.2425	0.2425
	$0.97	$0.97

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 1, 2020, with (i) the S&P 500 Index and (ii) the cumulative total return of the Dow Jones U.S. Retail Apparel Index. The total stockholder return for our common stock assumes quarterly reinvestment of dividends.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/31/2015)
Total Return Analysis

	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
The Gap, Inc.	$100.00	$61.73	$58.63	$86.27	$69.54	$50.97
S&P 500	$100.00	$99.33	$119.24	$150.73	$147.24	$179.17
Dow Jones U.S. Apparel Retailers	$100.00	$98.72	$97.30	$110.74	$120.36	$134.15
Source: Research Data Group, Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended February 1, 2020 by The Gap, Inc. or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (November 3 - November 30)	268,696	$16.97	268,696	$845 million
Month #2 (December 1 - January 4)	1,535,779	$17.07	1,535,779	$819 million
Month #3 (January 5 - February 1)	1,067,331	$18.01	1,067,331	$800 million
Total	2,871,806	$17.41	2,871,806
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

(2)
On February 25, 2016, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2016 repurchase program"), which had no expiration date. On February 26, 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2019 repurchase program"), which superseded the February 2016 repurchase program and has no expiration date.

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

	Fiscal Year (number of weeks)
	2019 (52) (b)	2018 (52) (c)	2017 (53) (d)	2016 (52)	2015 (52)
Operating Results ($ in millions)
Net sales (a)	$16,383	$16,580	$15,855	$15,516	$15,797
Gross margin	37.4%	38.1%	38.3%	36.3%	36.2%
Operating margin	3.5%	8.2%	9.3%	7.7%	9.6%
Effective tax rate	33.5%	24.1%	40.4%	39.9%	37.5%
Net income	$351	$1,003	$848	$676	$920
Cash dividends paid	$364	$373	$361	$367	$377
Per Share Data (number of shares in millions)
Basic earnings per share	$0.93	$2.61	$2.16	$1.69	$2.24
Diluted earnings per share	$0.93	$2.59	$2.14	$1.69	$2.23
Weighted-average number of shares—basic	376	385	393	399	411
Weighted-average number of shares—diluted	378	388	396	400	413
Cash dividends declared and paid per share	$0.97	$0.97	$0.92	$0.92	$0.92
Balance Sheet Information ($ in millions)
Merchandise inventory	$2,156	$2,131	$1,997	$1,830	$1,873
Total assets (e)	$13,679	$8,049	$7,989	$7,610	$7,473
Working capital (e)	$1,307	$2,077	$2,107	$1,862	$1,450
Total long-term debt, less current maturities	$1,249	$1,249	$1,249	$1,248	$1,310
Stockholders’ equity	$3,316	$3,553	$3,144	$2,904	$2,545
Other Data ($ and square footage in millions)
Cash used for purchases of property and equipment	$702	$705	$731	$524	$726
Percentage increase (decrease) in comparable sales	(3)%	—%	3%	(2)%	(4)%
Number of Company-operated store locations open at year-end	3,345	3,194	3,165	3,200	3,275
Number of franchise store locations open at year-end	574	472	429	459	446
Number of total store locations open at year-end	3,919	3,666	3,594	3,659	3,721
Square footage of Company-operated store space at year-end	37.0	36.7	36.4	36.7	37.9
Percentage increase (decrease) in square footage of Company-operated store space at year-end	0.8%	0.8%	(0.8)%	(3.2)%	(0.5)%
Number of employees at year-end	129,000	135,000	135,000	135,000	141,000

__________

(a)
Net sales for fiscal 2019 and 2018 reflect the adoption of the new revenue recognition standard. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

(b)
In fiscal 2019, the Company incurred $301 million of separation-related costs, $296 million of flagship impairment charges, and $61 million of specialty fleet restructuring costs, all on a pre-tax basis. There was also a pre-tax $191 million gain on the sale of a building during fiscal 2019. Additionally, there was a $30 million impact to net income related to an adjustment to our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the Tax Cuts and Jobs Act. The total fiscal 2019 net unfavorable impact to diluted EPS was $1.04 for these items.

(c)	In fiscal 2018, the effective tax rate reflects the benefits of the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

(d)
In fiscal 2017, the Company recognized a net provisional tax impact of approximately $34 million, which represents the provisional tax impact of federal tax reform of $57 million, net of a related $23 million benefit related to legal entity structuring that was also impacted by tax reform. Fiscal 2017 results also include incremental sales attributable to the 53rd week.

(e)
Total assets and working capital for fiscal 2019 reflect the adoption of the new lease standard. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.
We identify our operating segments according to how our business activities are managed and evaluated. As of February 1, 2020, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and, therefore, the results of our operating segments are aggregated into one reportable segment.
On February 28, 2019, the Company announced that its Board of Directors approved a plan to separate the Company into two independently publicly-traded companies. On January 16, 2020, the Company announced it no longer intends to separate as the cost and complexity of splitting into two companies, combined with softer business performance, limited our ability to create appropriate value from separation. The work done to prepare for the separation shone a bright light on potential operational inefficiencies and areas for improvement. As a result, the Company intends to operate in a more rigorous and transformational manner that empowers our growth brands, Old Navy and Athleta, and appropriately focuses on the performance of Banana Republic Global and Gap Global. As part of this transformation, the Company announced that Sonia Syngal, the current president and chief executive officer of Old Navy Global, will become the Company’s president and chief executive officer, effective March 23, 2020.
For the fifty-two weeks ended February 1, 2020, we incurred separation-related costs of $301 million, substantially all of which was recorded in operating expenses on the Consolidated Statement of Income. See below for details regarding the nature of the costs incurred:

Fiscal Year
(in millions)	2019
Information technology-related costs (1)	$203
Consulting and advisory service fees	77
Other expenses	21
Total separation-related costs	$301
__________

(1)	Includes approximately $61 million related to loss on disposal of property and equipment for capital assets with no alternative future use.

In addition, on February 28, 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization. During the two-year period, the Company estimates pre-tax costs associated with these closure actions to be about $250 million to $300 million, with the majority expected to be cash expenditures for lease-related costs. The remaining charges are expected to primarily include employee-related costs and the net impact of write-offs related to long-term assets and liabilities. The Company estimates an annualized sales loss of approximately $625 million as a result of these store closures, with resulting annualized pre-tax savings of about $90 million. For the fifty-two weeks ended February 1, 2020, we incurred specialty fleet restructuring costs of $61 million, which primarily include lease and employee-related costs and were recorded in costs of goods sold and occupancy expenses and operating expenses on the Consolidated Statement of Income. Our discussions and negotiations with landlords around store closures continue to be difficult, and our ability to execute on our strategy quickly and decisively is challenging. As a result, we expect that the majority of store closures and expenses related to restructuring will occur in fiscal 2020. We continue to focus on rationalizing stores that do not generate sufficient returns to warrant the investments necessary to provide our customers with a differentiated experience.
During the first quarter of fiscal 2019, we adopted the new lease accounting standard, accounting standards update ("ASU") No. 2016-02 and related amendments (collectively "ASC 842"), using the optional transition method and recorded a decrease to opening retained earnings of $86 million, net of tax. The adoption of ASC 842 resulted in the recording of operating lease assets and operating lease liabilities of $5.7 billion and $6.6 billion, respectively, as of February 3, 2019. The adoption of ASC 842 did not have a material impact to our Consolidated Statement of Income or Consolidated Statement of Cash Flows.
On November 7, 2019, Art Peck stepped down as president and chief executive officer and resigned his position as a director of the Company. Robert J. Fisher, the Company's current chairman of the board of directors, began serving as the Company's president and chief executive officer on an interim basis. On March 5, 2020, the Company announced that Sonia Syngal, the current president and chief executive officer of Old Navy Global, will become the Company’s president and chief executive officer, effective March 23, 2020. On March 12, 2020, the Company announced that Katrina O’Connell will become the Company’s executive vice president and chief financial officer ("CFO"), effective March 23, 2020. The current CFO, Teri List-Stoll, will be stepping down and departing the Company after a transition period.
As part of our transformation and specialty fleet rationalization efforts in fiscal 2019, we reassessed our strategy for flagship stores including an evaluation of whether to exit or sublease certain flagship store locations. For the fifty-two weeks ended February 1, 2020, we recorded impairment charges of store assets and operating lease assets related to our flagship stores of $73 million and $223 million, respectively, which was recorded in operating expenses on the Consolidated Statement of Income. The impairment charges are primarily related to the New York specialty flagship stores for Gap and Old Navy in Times Square, after a formal decision was made in the fourth quarter of fiscal 2019 to pursue exiting those locations.
During the first quarter of fiscal 2019, the Company purchased a building for $343 million. In addition, as part of a related tax exchange, during the first quarter of fiscal 2019, the Company sold a building for $220 million, which resulted in a pre-tax gain on sale of $191 million.
On March 4, 2019, the Company acquired select assets of Gymboree Group, Inc. related to Janie and Jack, a premium children's clothing brand, through a bankruptcy auction. We purchased intellectual property, and property and equipment at the Janie and Jack store locations. We assumed the leases for the majority of Janie and Jack stores and entered into a separate transaction to purchase Janie and Jack inventory. The purchase price for the net assets acquired was $69 million.
Financial results for fiscal 2019 are as follows:

•	Net sales for fiscal 2019 decreased 1 percent to $16.4 billion compared with $16.6 billion for fiscal 2018.

•	Comparable sales for fiscal 2019 decreased 3 percent compared with fiscal 2018.

•	Gross profit for fiscal 2019 was $6.1 billion compared with $6.3 billion for fiscal 2018. Gross margin for fiscal 2019 was 37.4 percent compared with 38.1 percent for fiscal 2018.

•
Operating margin for fiscal 2019 was 3.5 percent compared with 8.2 percent for fiscal 2018. Operating margin for fiscal 2019 included a 3 percent net unfavorable impact due to separation-related costs, flagship impairment charges, specialty fleet restructuring costs, and a gain on the sale of a building.

•
Effective tax rate for fiscal 2019 was 33.5 percent compared with 24.1 percent for fiscal 2018, which included an increase related to an adjustment to our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the Tax Cuts and Jobs Act of 2017 (the “TCJA”).

•
Net income for fiscal 2019 was $351 million compared with $1,003 million for fiscal 2018, and diluted earnings per share was $0.93 for fiscal 2019 compared with $2.59 for fiscal 2018. Diluted earnings per share for fiscal 2019 included a $1.04 net unfavorable impact due to separation-related costs, flagship impairment charges, specialty fleet restructuring costs, the above mentioned tax adjustment related to the TCJA, and a gain on the sale of a building.

•	During fiscal 2019, we paid dividends of $364 million compared with $373 million during fiscal 2018.

•	During fiscal 2019, share repurchases were $200 million compared with $398 million for fiscal 2018.
We are facing a period of uncertainty regarding the potential impact of coronavirus disease (COVID-19) on both our projected customer demand and supply chain. At this time, many of our Company-owned and franchise stores globally have been temporarily closed or are operating with reduced store hours due to COVID-19 mitigation efforts. We expect material impacts from the evolving COVID-19 pandemic, including further spread in other regions, meaningful deterioration from current trends, and potential disruption from any supply chain impacts. During this challenging economic environment we are focused on the following priorities:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance and appropriate value perception;

•	restructuring the Gap brand, with emphasis on the specialty fleet globally, to create a healthier, more profitable business;

•	attracting and retaining strong talent in our businesses and functions;

•	increasing the focus on improving operational discipline and efficiency by streamlining operations and processes throughout the organization and leveraging our scale;

•	managing inventory to support a healthy merchandise margin; and

•	Continuing to integrate social and environmental sustainability into business practices to support long term growth.
As of February 1, 2020 cash, cash equivalents, and short-term investments were $1.7 billion. As we manage through the impacts of the COVID-19 pandemic in fiscal 2020, we have access to a significant portion of existing cash, as well as our available credit facilities to meet short-term liquidity needs.
Results of Operations
Fiscal 2019 and 2018 consisted of 52 weeks versus 53 weeks in fiscal 2017. Net sales and operating results, as well as other metrics derived from the Consolidated Statement of Income, include the impact of the additional week; however, the comparable sales calculation excludes the 53rd week.
Net Sales
See Note 17 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for net sales by brand and region.

Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through online channels. The calculation of Gap Inc. Comp Sales includes the results of Hill City and Intermix, but excludes the results of the franchise business and Janie and Jack.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	Fiscal Year
	2019	2018	2017
Old Navy Global	(2)%	3%	6%
Gap Global	(7)%	(5)%	(1)%
Banana Republic Global	(2)%	1%	(2)%
Athleta	5%	9%	16%
The Gap, Inc.	(3)%	—%	3%
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

Store Count and Square Footage Information
Net sales per average square foot is as follows:

	Fiscal Year
	2019 (2)	2018 (2)	2017 (3)
Net sales per average square foot (1)	$323	$341	$340
__________

(1)
Excludes net sales associated with our online and franchise businesses. Online sales include sales through our online channels including ship-from-store sales, buy online pick-up in store, and order-in-store.

(2)
Reflects the adoption of the new revenue recognition standard in fiscal 2018. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

(3)	Fiscal 2017 includes incremental sales attributable to the 53rd week.

Store count, openings, closings, and square footage for our stores are as follows:

	February 2, 2019	Fiscal 2019		February 1, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (3)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	73	5	1,207	19.5
Old Navy Asia (1)	15	4	2	17	0.2
Gap North America	758	4	87	675	7.1
Gap Asia	332	61	35	358	3.2
Gap Europe	152	4	19	137	1.1
Banana Republic North America	556	9	24	541	4.6
Banana Republic Asia	45	5	2	48	0.2
Athleta North America	161	29	—	190	0.8
Intermix North America	36	—	3	33	0.1
Janie and Jack North America (2)	—	—	—	139	0.2
Company-operated stores total	3,194	189	177	3,345	37.0
Franchise	472	140	38	574	N/A
Total	3,666	329	215	3,919	37.0
Increase over prior year				6.9%	0.8%

	February 3, 2018	Fiscal 2018		February 2, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,066	79	6	1,139	18.6
Old Navy Asia	14	1	—	15	0.2
Gap North America	810	14	66	758	7.9
Gap Asia	313	34	15	332	3.1
Gap Europe	155	9	12	152	1.2
Banana Republic North America	576	9	29	556	4.7
Banana Republic Asia	45	3	3	45	0.2
Athleta North America	148	14	1	161	0.7
Intermix North America	38	—	2	36	0.1
Company-operated stores total	3,165	163	134	3,194	36.7
Franchise	429	90	47	472	N/A
Total	3,594	253	181	3,666	36.7
Increase over prior year				2.0%	0.8%
__________

(1)	We intend to close our Old Navy stores in China by early 2020.

(2)
On March 4, 2019, we acquired select assets of Gymboree Group, Inc. related to Janie and Jack. The 140 stores acquired were not included as store openings for fiscal 2019; however, they are included in the ending number of store locations as of February 1, 2020, net of one closure that occurred in the third quarter of fiscal 2019.

(3)
Store closures for fiscal 2019 include closures related to our specialty fleet rationalization efforts. See Note 19 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information about store closing and other operating cost.

Gap and Banana Republic outlet and factory stores are reflected respectively within each brand.
The Company expects to close about 90 company-operated stores, net of openings and repositions in fiscal 2020. This guidance includes about 170 Gap brand store closures globally, the majority of which are expected to close in the fourth quarter of fiscal 2020. The Company continues to expect store openings to be focused on Old Navy and Athleta.

Net Sales Discussion
Our net sales for fiscal 2019 decreased $197 million, or 1 percent, compared with fiscal 2018. The decrease was primarily driven by negative Gap, Inc. Comp Sales and net store closures at Gap Global, partially offset by the addition of Janie and Jack, new store openings at Old Navy Global, and an increase in net sales at Athleta in part due to new stores. The translation of net sales in foreign currencies to U.S. dollars had an unfavorable impact of about $61 million for fiscal 2019 and is calculated by translating net sales for fiscal 2018 at exchange rates applicable during fiscal 2019.
Our net sales for fiscal 2018 increased $725 million, or 5 percent, compared with fiscal 2017 primarily driven by the impact of significant presentation changes of $619 million resulting from the adoption of the new revenue recognition standard, and an increase in net sales for Old Navy Global and Athleta; partially offset by a decrease in net sales for Gap Global. The translation of net sales in foreign currencies to U.S. dollars had a favorable impact of about $17 million for fiscal 2018 and is calculated by translating net sales for fiscal 2017 at exchange rates applicable during fiscal 2018.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2019	2018	2017
Cost of goods sold and occupancy expenses	$10,250	$10,258	$9,789
Gross profit	$6,133	$6,322	$6,066
Cost of goods sold and occupancy expenses as a percentage of net sales	62.6%	61.9%	61.7%
Gross margin	37.4%	38.1%	38.3%
Cost of goods sold and occupancy expenses increased 0.7 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018.

•	Cost of goods sold increased 0.6 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018, primarily driven by higher promotional activity at Old Navy Global.

•
Occupancy expenses increased 0.1 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018, primarily driven by a decrease in net sales without a corresponding decrease in occupancy expenses.

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

In fiscal 2020, we do not expect significant year-over-year impacts on gross margins due to fluctuations in foreign currencies.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2019	2018	2017
Operating expenses	$5,559	$4,960	$4,587
Operating expenses as a percentage of net sales	33.9%	29.9%	28.9%
Operating margin	3.5%	8.2%	9.3%
Operating expenses increased $599 million or 4.0 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018 primarily due to the following:

•
an increase due to separation-related costs of $300 million, global flagship impairment charges of $296 million, operating expenses related to Janie and Jack, and specialty fleet restructuring costs of $39 million, incurred in fiscal 2019 and not present in fiscal 2018;

•	an increase in expenses related to information technology;

•	an increase in bonus expense compared with a lower fiscal 2018 bonus expense;

•	an increase in advertising expenses due to increased spending at Old Navy Global and Athleta;
partially offset by

•	a gain on the sale of a building that occurred during fiscal 2019 of $191 million.
Operating expenses increased $373 million or 1.0 percentage points as a percentage of net sales in fiscal 2018 compared with fiscal 2017 primarily due to the following:

•	an increase of $443 million related to the presentation changes resulting from the adoption of new revenue recognition standard; and

•	a gain from insurance proceeds of $64 million during fiscal 2017 related to the fire that occurred at the Fishkill, New York Company-owned distribution center;
partially offset by

•	a decrease in expenses related to payroll and benefits, primarily driven by a decrease in bonus expense.

Interest Expense

($ in millions)	Fiscal Year
	2019	2018	2017
Interest expense	$76	$73	$74
Interest expense for fiscal 2019, 2018 and 2017 is primarily comprised of interest on our $1.25 billion long-term debt.

Income Taxes

($ in millions)	Fiscal Year
	2019	2018	2017
Income taxes	$177	$319	$576
Effective tax rate	33.5%	24.1%	40.4%

The increase in the effective tax rate for fiscal 2019 compared with fiscal 2018 was primarily due to an adjustment recorded in the current year to increase our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA and an adjustment recorded in fiscal 2018 to reduce our fiscal 2017 provisional estimated net charge related to the TCJA transition tax.

The decrease in the effective tax rate for fiscal 2018 compared with fiscal 2017 was primarily due to the reduction in the U.S. federal statutory tax rate from 35 percent to 21 percent, enacted as part of the TCJA, and measurement period adjustments to reduce our fiscal 2017 estimated net charge for the effects of the TCJA, offset by increases in unrecognized tax benefits recorded in connection with examinations by taxing authorities.
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

During fiscal 2019, we recorded a $30 million adjustment to increase our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA.
Liquidity and Capital Resources
Our largest source of cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. In addition, we may have dividend payments, debt repayments, and share repurchases.
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	February 1, 2020	February 2, 2019
Cash and cash equivalents	$1,364	$1,081
Short-term investments	$290	$288
Debt	$1,249	$1,249
Working capital (1)	$1,307	$2,077
Current ratio (1)	1.41:1	1.96:1
__________

(1)
Current liabilities for fiscal 2019 reflect the adoption of the new lease accounting standard. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

As of February 1, 2020, the majority of our cash, cash equivalents, and short-term investments were held in the United States and are generally accessible without any limitations. As of February 2, 2019, there was restricted cash of $320 million held by a third party in connection with the purchase of a building that was completed in fiscal 2019 recorded in other long-term assets on the Consolidated Balance Sheet.
In April 2011, the Company entered into a $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes"), which are due April 2021. Prior to maturity and subject to market conditions, we intend to extinguish our Notes and also intend to enter into a new long-term debt arrangement.
We are also able to supplement near-term liquidity, if necessary, with our $500 million unsecured revolving credit facility or other available market instruments. We intend to enter into a new secured revolving credit facility.
We believe that cash flows from operations, along with current cash balances, and the instruments mentioned above will be sufficient to support our near-term liquidity; extensive temporary store closures may require access to additional credit.

Cash Flows from Operating Activities
Net cash provided by operating activities increased $30 million during fiscal 2019 compared with fiscal 2018, primarily due to the following significant changes:
Net income

•	a decrease in net income.
Non-cash items

•	an increase of $239 million due to non-cash impairment charges of operating lease assets in fiscal 2019; partially offset by

•	$191 million decrease due to gain on the sale of a building during fiscal 2019.
Changes in operating assets and liabilities

•
an increase of $306 million related to accrued expenses and other current liabilities primarily due to a significant decrease in bonus accrual in fiscal 2018 combined with an increase in accruals in fiscal 2019 due to separation-related costs;

•	an increase of $158 million related to merchandise inventory primarily due to flat inventory during fiscal 2019 compared with an increase in inventory during fiscal 2018; and

•	an increase of $144 million related to timing of payments for accounts payable.
Net cash provided by operating activities during fiscal 2018 was flat compared with fiscal 2017, which was comprised of the following significant changes:
Net income

•	an increase in net income.
Changes in operating assets and liabilities

•	an increase of $165 million related to income taxes payable, net of prepaid and other tax-related items, driven primarily by the timing of payments; offset by

•	a decrease of $230 million related to accrued expenses and other current liabilities, driven primarily by a decrease in bonus accrual for fiscal 2018 compared with an increase for fiscal 2017; and

•	a decrease of $51 million related to other current assets and long-term assets driven in part by the receipt of insurance claims receivable related to the Fishkill fire during fiscal 2017.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2019 decreased $107 million compared with fiscal 2018, primarily due to the following:

•	$287 million fewer net purchases of available-for-sale debt securities during fiscal 2019 compared with fiscal 2018; and

•	$220 million of proceeds received for the sale of a building during fiscal 2019; partially offset by

•	$343 million purchase of a building during fiscal 2019; and

•	$69 million purchase of Janie and Jack during fiscal 2019.
In fiscal 2019, cash used for purchases of property and equipment was $702 million primarily related to store investments.
Net cash used for investing activities during fiscal 2018 increased $335 million compared with fiscal 2017, primarily due to the following:

•	$287 million of net purchases of available-for-sale securities during fiscal 2018; and

•	$66 million of insurance proceeds allocated to the loss on property and equipment during fiscal 2017.
In fiscal 2018, cash used for purchases of property and equipment was $705 million primarily related to information technology and supply chain to support our omni and digital strategies, and store investments.

Cash Flows from Financing Activities
Net cash used for financing activities during fiscal 2019 decreased $189 million compared with fiscal 2018, primarily due to fewer repurchases of common stock.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2019	2018	2017
Net cash provided by operating activities	$1,411	$1,381	$1,380
Less: Purchases of property and equipment (1)	(702)	(705)	(731)
Add: Insurance proceeds related to loss on property and equipment	—	—	66
Free cash flow	$709	$676	$715
__________

(1)	Excludes purchase of building in the first quarter of fiscal 2019.

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt" and "Credit Facilities" in Notes 5 and 6, respectively, of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid an annual dividend of $0.97 per share in fiscal 2019 and fiscal 2018. We plan to pay a dividend of $0.2425 per share in the first quarter of fiscal 2020.

Share Repurchases
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 9 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Contractual Cash Obligations
We are party to many contractual obligations involving commitments to make payments to third parties. The following table provides summary information concerning our future contractual obligations as of February 1, 2020. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain of these contractual obligations are reflected on the Consolidated Balance Sheet as of February 1, 2020, while others are disclosed as future obligations.

	Payments Due by Period
($ in millions)	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (1)	$—	$1,250	$—	$—	$1,250
Interest payments on debt	75	37	—	—	112
Operating leases (2)	1,185	2,005	1,587	3,172	7,949
Purchase obligations and commitments (3)	3,860	97	29	62	4,048
Total contractual cash obligations	$5,120	$3,389	$1,616	$3,234	$13,359
__________

(1)	Represents principal maturities, excluding interest. See Note 5 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for discussion on debt.

(2)
Excludes contingent rent obligations and variable maintenance, insurance, taxes and, other occupancies. See Note 12 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data for discussion of our operating leases.

(3)
Represents estimated open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. The amounts included in the table above also include the remaining federal income tax payable for the TCJA one-time transition tax on the deemed repatriation of foreign income.

There were $172 million of long-term liabilities recorded in lease incentives and other long-term liabilities on the Consolidated Balance Sheet as of February 1, 2020 that are excluded from the table above as the amount relates to uncertain tax positions and deferred compensation, and we are not able to reasonably estimate the timing of the payments or the amount by which the liabilities will increase or decrease over time.
There were $28 million of estimated costs related to contracts and commitments that were accrued as a result of the separation being canceled recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet as of February 1, 2020 and expected to be paid in fiscal 2020.
Commercial Commitments
We have commercial commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit of $21 million, surety bonds of $48 million, and bank guarantees of $28 million outstanding (of which $18 million was issued under the unsecured revolving credit facilities for our operations in foreign locations) as of February 1, 2020.
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

Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to retail stores. We also lease some of our corporate facilities and distribution centers. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We record our lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected the practical expedient to combine lease and nonlease components for our operating leases. This information is dependent upon our credit rating, market information for credit spreads, and adjustments for the impact of collateral. The incremental borrowing rate is also adjusted for each lease’s respective geography.
We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the fixed rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.

See Note 12 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for related disclosures.

Impairment of Long-Lived Assets, Goodwill, and Intangible Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group over the estimated remaining lease term. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on estimated discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. The asset group is comprised of both property and equipment and operating lease assets. The asset group for our retail stores is reviewed for impairment at the store level. Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and gross profits and estimating useful lives of the assets. For operating lease assets, the Company determines the fair value of the assets by comparing the discounted contractual rent payments to estimated market rental rates. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, and economic conditions that can be difficult to predict.
See Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information and disclosures about impairment of long-lived assets.
We also review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. If goodwill is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit.
In connection with the acquisitions of Athleta in September 2008 and Intermix in December 2012, we recorded goodwill that is reviewed for impairment using the applicable reporting unit, which is an operating segment or a business unit one level below that operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed Athleta and Intermix to be the reporting units at which goodwill is tested for Athleta and Intermix, respectively.
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
See Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information and disclosures about impairment of goodwill and trade names.
If actual store and online results and brand performance, real estate market conditions, and economic conditions including interest rates are not consistent with our estimates and assumptions used in our calculations, we may be exposed to additional impairment of long-lived assets, goodwill, or intangible assets that could be material.

Income Taxes
We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future income, taxable income, and the geographic mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the geographic mix and level of income or losses, changes in the expected outcome of audits, changes in the deferred tax valuation allowance, guidance related to the enactment of the TCJA that is issued by the U.S. Treasury Department and Internal Revenue Service (“IRS”) or new tax legislation and guidance.
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
See Note 13 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information on the impact of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 on income taxes.
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
We have performed a sensitivity analysis as of February 1, 2020 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of February 1, 2020. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $40 million as of February 1, 2020.

Debt
Certain financial information about the Company's debt is set forth under the heading "Debt" in Note 5 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 has a fixed interest rate and is exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows. Prior to maturity and subject to market conditions, we intend to extinguish our Notes and also intend to enter into a new long-term debt arrangement. We intend to enter into a new secured revolving credit facility.

Cash Equivalents and Short-Term Investments
Certain financial information about the Company's cash equivalents and short-term investments is set forth under the heading "Fair Value Measurements" in Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Changes in interest rates impact the fair value of our investments that are considered available-for-sale. As of February 1, 2020 and February 2, 2019, the Company held $290 million and $288 million, respectively, of available-for-sale debt securities with original maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheets. In addition, as of February 1, 2020 and February 2, 2019, the Company held $23 million and $16 million, respectively, of available-for-sale debt securities with original maturities of less than three months at the time of purchase within cash and cash equivalents. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of February 1, 2020 and February 2, 2019.
Changes in interest rates also impact the interest income derived from our investments. In fiscal 2019 and fiscal 2018, we earned interest income of $30 million and $33 million, respectively.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of The Gap, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of February 1, 2020 and February 2,2019 the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective February 3, 2019, the Company adopted FASB ASU No. 2016-02, Leases (“ASC 842”) using the optional transition method. Leases-incremental borrowing rate used in adoption of ASC 842 is also communicated as a critical audit matter below.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Long-Lived Assets - Refer to Notes 1,2 and 7 to the financial statements
Critical Audit Matter Description
The Company performs an analysis of the carrying value of all long-lived store assets for impairment at an individual store level whenever events or changes in circumstances indicate that the carrying value of individual store assets may not be recoverable. The Company’s impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these store assets. Impairment may result when the carrying value of the store assets exceeds the estimated undiscounted future cash flows over the remaining useful life. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Impairment charges recorded related to store assets, and operating lease assets for the year ended February 1, 2020 were $98 million and $239 million, respectively. The Company’s impairment analysis consists of (1) identifying stores with indicators of impairment, (2) testing the identified store assets for recoverability and (3) measuring the impairment loss.
We identified long-lived store asset impairment as a critical audit matter because the determination of the estimated growth rates used to project future sales and gross profit at individual stores and the determination of estimated market rent used in the fair value estimate of the Company’s operating lease assets included within the respective store asset group requires significant management judgment. Changes in these estimates could have a significant impact on whether long lived store assets should be further evaluated for impairment and could have a significant impact on the resulting impairment charge.
This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the Company’s judgments used in these estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the forecasts of future sales and gross profit growth assumptions included the following, among others:

•	We tested the effectiveness of controls over management’s long-lived store asset impairment evaluation, including those over future sales and gross profit projections

•	We evaluated management’s ability to accurately forecast future sales and gross profit growth by comparing actual results to management’s historical forecasts

•	We evaluated the reasonableness of management’s sales and gross profit growth forecasts by comparing the forecasts to:

◦	Historical revenue and operating margins

◦	Internal communications to management and the Board of Directors
Our audit procedures related to management’s judgments regarding the estimation of the fair value of market rent used in the calculation of operating lease assets included the following, among others:

•	We tested the effectiveness of controls over the estimation of the market rent utilized in the estimate of the fair value of operating lease assets

•	With the assistance of our fair value specialists, evaluated that the methods used by management to develop the estimated market rent utilized in the fair value of the operating lease assets
Leases - Incremental Borrowing Rate Used in Adoption of ASC 842 - Refer to Notes 1 and 12 to the financial statements (also see ASC 842 adoption explanatory paragraph above)
Critical Audit Matter Description
The Company adopted the provisions of ASU No. 2016-02, Leases, (“ASC 842”) as of February 3, 2019. Accordingly, the Company recorded operating lease liabilities for the present value of its leases and operating lease assets of approximately $6.6 billion and $5.7 billion, respectively, upon adoption.
We identified the incremental borrowing rate (“IBR”) used in the determination of the present value of the Company’s future minimum lease payments as a critical audit matter because the determination of the appropriate credit rating, credit spread and adjustments for the impacts of collateralization used to determine the rate require significant management judgment. Changes in these inputs to the IBR determination can have a significant effect on the recorded operating lease assets and related lease liabilities.
Given the significant judgments made by management in determining the IBR, performing audit procedures to evaluate the reasonableness of the methods and assumptions related to credit rating, credit spreads and adjustments for the impact of collateral involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the IBRs used in the adoption of ASC 842 included the following, among others:

•	We tested the effectiveness of controls over the calculation of the IBRs, including those over credit ratings, credit spreads and adjustments for the impact of collateral

•	With the assistance of our fair value specialists, we:

◦	Evaluated that the methods used by management were based on the definitions and guidance in ASC 842

◦
Assessed the reasonableness of the credit rating, base rate, spreads and adjustments for the effects of collateral applied in determining the IBR by comparing to Company specific benchmarks, comparable companies and other market information

◦	Assessed the reasonableness of the models and the mathematical accuracy of the calculation used to estimate the IBR
/s/ Deloitte & Touche LLP
San Francisco, California
March 17, 2020
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,364	$1,081
Short-term investments	290	288
Merchandise inventory	2,156	2,131
Other current assets	706	751
Total current assets	4,516	4,251
Property and equipment, net of accumulated depreciation of $5,839 and $5,755	3,122	2,912
Operating lease assets	5,402	—
Other long-term assets	639	886
Total assets	$13,679	$8,049
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,174	$1,126
Accrued expenses and other current liabilities	1,067	1,024
Current portion of operating lease liabilities	920	—
Income taxes payable	48	24
Total current liabilities	3,209	2,174
Long-term liabilities:
Long-term debt	1,249	1,249
Long-term operating lease liabilities	5,508	—
Lease incentives and other long-term liabilities	397	1,073
Total long-term liabilities	7,154	2,322
Commitments and contingencies (see Note 16)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 371 and 378 shares	19	19
Additional paid-in capital	—	—
Retained earnings	3,257	3,481
Accumulated other comprehensive income	40	53
Total stockholders' equity	3,316	3,553
Total liabilities and stockholders' equity	$13,679	$8,049

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year
($ and shares in millions except per share amounts)	2019	2018	2017
Net sales	$16,383	$16,580	$15,855
Cost of goods sold and occupancy expenses	10,250	10,258	9,789
Gross profit	6,133	6,322	6,066
Operating expenses	5,559	4,960	4,587
Operating income	574	1,362	1,479
Interest expense	76	73	74
Interest income	(30)	(33)	(19)
Income before income taxes	528	1,322	1,424
Income taxes	177	319	576
Net income	$351	$1,003	$848
Weighted-average number of shares—basic	376	385	393
Weighted-average number of shares—diluted	378	388	396
Earnings per share—basic	$0.93	$2.61	$2.16
Earnings per share—diluted	$0.93	$2.59	$2.14
Cash dividends declared and paid per share	$0.97	$0.97	$0.92

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year
($ in millions)	2019	2018	2017
Net income	$351	$1,003	$848
Other comprehensive income (loss), net of tax:
Foreign currency translation	(2)	(17)	35
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $5, $(4), and $(9)	13	54	(51)
Reclassification adjustments on derivative financial instruments, net of (tax) tax benefit of $(5), $6, and $3	(24)	(20)	(2)
Other comprehensive income (loss), net of tax	(13)	17	(18)
Comprehensive income	$338	$1,020	$830

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 28, 2017	399	$20	$81	$2,749	$54	$2,904
Cumulative effect of a change in accounting principle related to share-based compensation			(5)	3		(2)
Net income				848		848
Other comprehensive loss, net of tax					(18)	(18)
Repurchases and retirement of common stock	(13)	(1)	(156)	(158)		(315)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	30			30
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(18)			(18)
Share-based compensation, net of forfeitures			76			76
Common stock dividends ($0.92 per share)				(361)		(361)
Balance as of February 3, 2018	389	19	8	3,081	36	3,144
Cumulative effect of a change in accounting principle related to revenue recognition				36		36
Net income				1,003		1,003
Other comprehensive income, net of tax					17	17
Repurchases and retirement of common stock	(14)	—	(132)	(266)		(398)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	46			46
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(23)			(23)
Share-based compensation, net of forfeitures			101			101
Common stock dividends ($0.97 per share)				(373)		(373)
Balance as of February 2, 2019	378	19	—	3,481	53	3,553
Cumulative effect of a change in accounting principle related to leases				(86)		(86)
Net income				351		351
Other comprehensive loss, net of tax					(13)	(13)
Repurchases and retirement of common stock	(10)	—	(75)	(125)		(200)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	25			25
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(21)			(21)
Share-based compensation, net of forfeitures			71			71
Common stock dividends ($0.97 per share)				(364)		(364)
Balance as of February 1, 2020	371	$19	$—	$3,257	$40	$3,316

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Year
($ in millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$351	$1,003	$848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557	578	559
Amortization of lease incentives	—	(61)	(60)
Share-based compensation	68	91	87
Impairment of operating lease assets	239	—	—
Impairment of store assets	98	14	28
Loss on disposal of property and equipment	70	4	11
Non-cash and other items	(10)	(10)	8
Gain on sale of building	(191)	—	—
Deferred income taxes	(81)	65	61
Changes in operating assets and liabilities:
Merchandise inventory	4	(154)	(142)
Other current assets and other long-term assets	105	(18)	33
Accounts payable	66	(78)	(90)
Accrued expenses and other current liabilities	110	(196)	34
Income taxes payable, net of prepaid and other tax-related items	86	113	(52)
Lease incentives and other long-term liabilities	—	30	55
Operating lease assets and liabilities, net	(61)	—	—
Net cash provided by operating activities	1,411	1,381	1,380
Cash flows from investing activities:
Purchases of property and equipment	(702)	(705)	(731)
Purchase of building	(343)	—	—
Proceeds from sale of building	220	—	—
Purchases of short-term investments	(293)	(464)	—
Proceeds from sales and maturities of short-term investments	293	177	—
Purchase of Janie and Jack	(69)	—	—
Insurance proceeds related to loss on property and equipment	—	—	66
Other	—	(9)	(1)
Net cash used for investing activities	(894)	(1,001)	(666)
Cash flows from financing activities:
Payments of debt	—	—	(67)
Proceeds from issuances under share-based compensation plans	25	46	30
Withholding tax payments related to vesting of stock units	(21)	(23)	(18)
Repurchases of common stock	(200)	(398)	(315)
Cash dividends paid	(364)	(373)	(361)
Other	—	(1)	—
Net cash used for financing activities	(560)	(749)	(731)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	4	(10)	19
Net increase (decrease) in cash, cash equivalents, and restricted cash	(39)	(379)	2
Cash, cash equivalents, and restricted cash at beginning of period	1,420	1,799	1,797
Cash, cash equivalents, and restricted cash at end of period	$1,381	$1,420	$1,799
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$85	$93	$77
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$76	$76	$76
Cash paid for income taxes during the period, net of refunds	$176	$143	$570
Cash paid for operating lease liabilities	$1,244	$—	$—

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended February 1, 2020, February 2, 2019, and February 3, 2018
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a global omni-channel retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, and Banana Republic stores in over 30 other countries around the world. In addition, our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended February 1, 2020 (fiscal 2019), and February 2, 2019 (fiscal 2018) consisted of 52 weeks. The fiscal year ended February 3, 2018 (fiscal 2017) consisted of 53 weeks.

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
See Note 7 of Notes to Consolidated Financial Statements for disclosures related to fair value measurements.

Restricted Cash
As of February 1, 2020 and February 3, 2018, restricted cash primarily includes consideration that serves as collateral for our insurance obligations. As of February 2, 2019, restricted cash primarily includes consideration held by a third party in connection with the purchase of a building, as well as consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in our Consolidated Balance Sheets to the total shown on our Consolidated Statements of Cash Flows:

($ in millions)	February 1, 2020	February 2, 2019	February 3, 2018
Cash and cash equivalents	$1,364	$1,081	$1,783
Restricted cash included in other current assets	—	1	1
Restricted cash included in other long-term assets (1)	17	338	15
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statement of Cash Flows	$1,381	$1,420	$1,799
__________

(1)	Fiscal 2018 included $320 million of consideration held by a third party in connection with the purchase of a building that was completed in fiscal 2019.

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
See Note 8 of Notes to Consolidated Financial Statements for related disclosures.

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

Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to retail stores. We also lease some of our corporate facilities and distribution centers. These operating leases expire at various dates through fiscal 2042. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We record our lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We have elected the practical expedient to combine lease and nonlease components for our operating leases. We recognize operating lease cost over the estimated term of the lease, which includes options to extend lease terms that are reasonably certain of being exercised, starting when possession of the property is taken from the landlord, which normally includes a construction period prior to the store opening. When a lease contains a predetermined fixed escalation of the fixed rent, we recognize the related operating lease cost on a straight-line basis over the lease term. In addition, certain of our lease agreements include variable lease payments, such as payments based on a percentage of sales that are in excess of a predetermined level and/or increases based on a change in the consumer price index or fair market value. These variable lease payments are excluded from minimum lease payments and are included in the determination of net lease cost when it is probable that the expense has been incurred and the amount can be reasonably estimated. If an operating lease asset is impaired, the remaining operating lease asset will be amortized on a straight-line basis over the remaining lease term.
See Note 12 of Notes to Consolidated Financial Statements for related disclosures.

Revenue Recognition
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated merchandise returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which is presented on a gross basis on our Consolidated Balance Sheets. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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
Prior to fiscal 2018, income received related to our Credit Card programs was recorded within operating expenses and cost of goods sold and occupancy expenses. With the adoption of new revenue recognition standard, income related to our Credit Card programs is now classified within net sales on our Consolidated Statements of Income.
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
See Note 3 of Notes to Consolidated Financial Statements for related disclosures.

Classification of Expenses
Cost of goods sold and occupancy expenses include the following:

•	the cost of merchandise;

•	inventory shortage and valuation adjustments;

•	freight charges;

•	online shipping and packaging costs;

•	cost associated with our sourcing operations, including payroll, benefits, and other administrative expenses;

•	lease and other occupancy related cost, depreciation, and amortization related to our store operations, distribution centers, information technology, and certain corporate functions; and

•
gains and losses associated with foreign currency derivative contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies.

Operating expenses include the following:

•	payroll, benefits, and other administrative expenses for our store operations, field management, and distribution centers;

•	payroll, benefits, and other administrative expenses for our corporate functions, including product design and development;

•	marketing;

•	information technology expenses and maintenance costs;

•	lease and other occupancy related cost, depreciation, and amortization for our corporate facilities;

•	research and development expenses;

•	gains and losses associated with foreign currency derivative contracts not designated as hedging instruments;

•	third party credit card processing fees; and

•	other expenses (income).
Payroll, benefits, and other administrative expenses for our distribution centers recorded in operating expenses were $293 million, $316 million, and $297 million in fiscal 2019, 2018, and 2017, respectively. Research and development costs described in Accounting Standards Codification ("ASC") No. 730 are expensed as incurred. These costs include expenditures for new innovative products and technological improvements for existing products and process innovation, which primarily consist of payroll and related benefits attributable to time spent on research and development activities. Research and development expenses recorded in operating expenses under ASC 730 were $41 million, $50 million, and $51 million in fiscal 2019, 2018, and 2017, respectively.
The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies.

Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, or the decision to close a store, corporate facility, or distribution center. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group over the estimated remaining lease term. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is at the store level. The asset group is comprised of both property and equipment and operating lease assets. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses on the Consolidated Statements of Income. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rate and economic conditions that can be difficult to predict.
See Note 7 of Notes to Consolidated Financial Statements for related disclosures.

Impairment of Goodwill and Intangible Assets
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations. If goodwill is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the reporting unit.
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
See Note 4 of Notes to Consolidated Financial Statements for related disclosures.

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $687 million, $650 million, and $673 million in fiscal 2019, 2018, and 2017, respectively, and is recorded in operating expenses on the Consolidated Statements of Income.

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
See Note 11 of Notes to Consolidated Financial Statements for related disclosures.

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
The aggregate transaction gains and losses recorded in operating expenses on the Consolidated Statements of Income are as follows:

	Fiscal Year
($ in millions)	2019	2018	2017
Foreign currency transaction gain (loss)	$1	$(32)	$31
Realized and unrealized gain (loss) from certain derivative financial instruments	4	34	(30)
Net foreign exchange gain	$5	$2	$1

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
See Note 13 of Notes to Consolidated Financial Statements included for additional information on the impact of the U.S. Tax Cuts and Jobs Act of 2017 on income taxes.
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
See Note 15 of Notes to Consolidated Financial Statements for related disclosures.

Recent Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and has concluded that there are no recent accounting pronouncements that may have a material impact on its Consolidated Financial Statements, based on current information.
Accounting Pronouncements Recently Adopted
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases. Under the new guidance, lessees are required to recognize a lease liability and an operating lease asset at the commencement date. We adopted ASC 842 on February 3, 2019 using the optional transition method, which allows for the prospective application of the standard. As of the effective date, we recorded a decrease to opening retained earnings of $86 million, net of tax, which consisted primarily of impairment charges for certain store and operating lease assets. In addition, we elected the package of practical expedients permitted under the transition guidance within the standard, which allowed us to carry forward our historical lease classification, to not reassess prior conclusions related to initial direct costs, and to not reassess whether any expired or existing contracts are or contain leases. The adoption of ASC 842 resulted in the recording of operating lease assets and operating lease liabilities of $5.7 billion and $6.6 billion, respectively, on our Consolidated Balance Sheet as of February 3, 2019.
See Note 12 of Notes to Consolidated Financial Statements for related disclosures.
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The amendments are intended to better align an entity's risk management activities and financial reporting for hedging relationships through changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, this guidance amends and expands disclosure requirements. We adopted this ASU on a prospective basis on February 3, 2019. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.
See Note 8 of Notes to Consolidated Financial Statements for related disclosures.
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards.
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
For fiscal 2018, the impact of applying ASC 606 primarily resulted in an increase in net sales driven by a reclassification of $443 million for revenue sharing associated with our credit card programs and breakage revenue for gift cards and credit vouchers, which were previously recorded as a reduction to operating expenses on our Consolidated Statements of Income. Net sales for fiscal 2018 also increased by $176 million due to the reclassification of reimbursements of loyalty program discounts associated with our Credit Card programs, which were previously recorded as a reduction to cost of goods sold and occupancy expenses on our Consolidated Statements of Income. There were no other material impacts to the Consolidated Statements of Income resulting from the application of ASC 606 during fiscal 2018.
See Note 3 of Notes to Consolidated Financial Statements for related disclosures.

Accounting Pronouncements Not Yet Adopted
ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. The guidance provides flexibility in adoption, allowing for either retrospective adjustment or prospective adjustment for all implementation costs incurred after the date of adoption. We do not expect that the adoption of this ASU will have a material impact on our Consolidated Financial Statements.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on our Consolidated Financial Statements.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
Cash (1)	$1,053	$708
Bank certificates of deposit and time deposits	286	341
Money market funds	19	26
Domestic commercial paper and other	6	6
Cash and cash equivalents	$1,364	$1,081
__________

(1)	Cash includes $61 million and $68 million of amounts in transit from banks for customer credit card and debit card transactions as of February 1, 2020 and February 2, 2019, respectively.

Short-Term Investments
Short-term investments consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
U.S. agency securities	$25	$22
Corporate securities	148	141
U.S. treasury securities	117	125
Short-term investments	$290	$288

Other Current Assets
Other current assets consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
Accounts receivable	$316	$321
Prepaid income taxes	77	102
Prepaid minimum rent and occupancy expenses	148	157
Right of return asset	36	38
Derivative financial instruments	10	20
Other	119	113
Other current assets	$706	$751

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
Leasehold improvements	$2,923	$3,104
Furniture and equipment	2,802	2,732
Software	1,626	1,525
Land, buildings, and building improvements	1,408	1,123
Construction-in-progress	202	183
Property and equipment, at cost	8,961	8,667
Less: Accumulated depreciation	(5,839)	(5,755)
Property and equipment, net of accumulated depreciation	$3,122	$2,912

Depreciation expense for property and equipment was $554 million, $575 million, and $556 million for fiscal 2019, 2018, and 2017, respectively.
Interest of $7 million, $10 million, and $9 million related to assets under construction was capitalized in fiscal 2019, 2018, and 2017, respectively.
We recorded a total charge for the impairment of store assets of $98 million, $14 million, and $28 million for fiscal 2019, 2018, and 2017, respectively, which is recorded in operating expenses on the Consolidated Statements of Income.
See Note 7 of Notes to Consolidated Financial Statements for information regarding impairment charges.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
Long-term income tax-related assets	$256	$151
Goodwill	109	109
Trade names	121	92
Restricted cash (1)	17	338
Other	136	196
Other long-term assets	$639	$886

__________

(1)	Fiscal 2018 included $320 million of consideration held by a third party in connection with the purchase of a building completed in fiscal 2019.

No goodwill impairment or trade name impairment charges were recorded in fiscal 2019, 2018, or 2017.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
Accrued compensation and benefits	$291	$254
Deferred revenue	226	227
Short-term deferred rent and tenant allowances (1)	—	101
Sales return allowance	74	78
Accrued advertising	57	41
Derivative financial instruments	10	11
Other	409	312
Accrued expenses and other current liabilities	$1,067	$1,024

__________

(1)
Beginning in fiscal 2019, short-term deferred rent and tenant allowances no longer reflects lease incentives due to the adoption of the new lease accounting standard. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

Lease Incentives and Other Long-Term Liabilities
Lease incentives and other long-term liabilities consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
Long-term deferred rent and tenant allowances (1)	$50	$736
Long-term income tax-related liabilities	152	118
Long-term asset retirement obligations	56	52
Other	139	167
Lease incentives and other long-term liabilities	$397	$1,073

__________

(1)
Beginning in fiscal 2019, long-term deferred rent and tenant allowances no longer reflects lease incentives due to the adoption of the new lease accounting standard. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

The net activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates.

Note 3. Revenue
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points. Breakage revenue is recognized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not as a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated merchandise returns based on our historical return patterns and various other assumptions that management believes to be reasonable. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
Our credit card agreement provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that include both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on our Consolidated Statements of Income.
We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. As of February 1, 2020 and February 2, 2019, there were no material contract liabilities related to our franchise agreements.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For fiscal 2019, the opening balance of deferred revenue for these obligations was $227 million, of which $188 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $226 million as of February 1, 2020. For fiscal 2018, the opening balance of deferred revenue for these obligations was $232 million, of which $200 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $227 million as of February 2, 2019.
We expect that the majority of our revenue deferrals as of February 1, 2020 will be recognized as revenue in the next 12 months as our performance obligations are satisfied.
See Note 17 of Notes to Consolidated Financial Statements for disaggregation of revenue by brand and by region.
Note 4. Goodwill and Trade Names
The following goodwill and trade names are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	February 1, 2020	February 2, 2019
Goodwill (1)	$109	$109
Trade names (2)	$121	$92

__________

(1)	Includes $99 million and $10 million related to Athleta and Intermix, respectively.

(2)	Includes $54 million, $38 million, and $29 million related to Athleta, Intermix, and Janie and Jack, respectively.

Goodwill
We assess whether events or circumstances indicate that goodwill is impaired every quarter, and evaluate goodwill impairment annually in the fourth quarter of the fiscal year. During the fourth quarter of fiscal 2019, 2018, and 2017, we completed our annual impairment test of goodwill and did not recognize any impairment charges.
Trade Names
During the fourth quarter of fiscal 2019, 2018, and 2017, we completed our annual impairment test of trade names and did not recognize any impairment charges.
Note 5. Debt
As of February 1, 2020 and February 2, 2019, the amount recorded in long-term debt on the Consolidated Balance Sheets for our $1.25 billion aggregate principal amount of 5.95 percent notes (the "Notes") due April 2021 was $1.25 billion and is equal to the aggregate principal amount of the Notes, net of the unamortized discount. As of February 1, 2020 and February 2, 2019, the estimated fair value of the Notes was $1.29 billion and $1.30 billion, respectively, and was based on the quoted market price of the Notes (level 1 inputs) as of the last business day of the respective fiscal year. Interest is payable semi-annually on April 12 and October 12 of each year, and we have an option to call the Notes in whole or in part at any time, subject to a make-whole premium. The Notes agreement is unsecured and does not contain any financial covenants.
Note 6. Credit Facilities
We have a $500 million, five-year, unsecured revolving credit facility (the "Facility"), which is scheduled to expire in May 2023. As of February 1, 2020, there were no borrowings and no material outstanding standby letters of credit under the Facility.
We maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $56 million as of February 1, 2020. As of February 1, 2020, there were no borrowings under the Foreign Facilities. There were $18 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of February 1, 2020.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of February 1, 2020, we had $21 million in standby letters of credit issued under these agreements.
The Facility contains financial and other covenants including, but not limited to, limitations on liens and subsidiary debt, as well as the maintenance of two financial ratios—a minimum annual fixed charge coverage ratio of 2.00 and a maximum annual leverage ratio of 2.25. As of February 1, 2020, we were in compliance with all such covenants. Violation of these covenants could result in a default under the Facility, which would permit the participating banks to terminate our ability to access the Facility for letters of credit and advances and require the immediate repayment of any outstanding advances.

Note 7. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2019 or 2018. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during fiscal 2019 or 2018.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$311	$19	$292	$—
Short-term investments	290	117	173	—
Derivative financial instruments	10	—	10	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$664	$187	$475	$2
Liabilities:
Derivative financial instruments	$10	$—	$10	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$373	$26	$347	$—
Short-term investments	288	125	163	—
Derivative financial instruments	20	—	20	—
Deferred compensation plan assets	48	48	—	—
Other assets	2	—	—	2
Total	$731	$199	$530	$2
Liabilities:
Derivative financial instruments	$11	$—	$11	$—

We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of February 1, 2020 and February 2, 2019, the Company held $290 million and $288 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheets. In addition, as of February 1, 2020 and February 2, 2019, the Company held $23 million and $16 million, respectively, of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Consolidated Balance Sheets. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of February 1, 2020 and February 2, 2019.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. The Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss during the fiscal years ended February 1, 2020 or February 2, 2019.
Derivative financial instruments primarily include foreign exchange forward contracts. See Note 8 of Notes to Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
We maintain the Gap, Inc., Deferred Compensation Plan (“DCP”), which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets on the Consolidated Balance Sheets.
See Note 14 of Notes to Consolidated Financial Statements for information regarding employee benefit plans.

Nonfinancial Assets
Long-lived assets, which for us primarily consist of store assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is at the store level. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses on the Consolidated Statements of Income. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rate and economic conditions that can be difficult to predict. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
See Note 1 of Notes to Consolidated Financial Statements for further information regarding the impairment of long-lived assets.

For our specialty flagship stores, we have historically assessed for impairment at the company-wide level. We historically treated flagships in this manner because we believed in their strategic importance to the brands and the store fleet by providing broad visibility and increased brand awareness both regionally and globally. In fiscal 2019, as a result of our work around specialty fleet rationalization, we reassessed our operating strategy for flagship stores including an evaluation of whether to exit or sublease certain flagship store locations. Due to this shift in strategy, the Company determined that, for flagship stores, the individual store represents the lowest level of independent identifiable cash flows. As a result, during fiscal 2019 we recorded an impairment charge of store assets and operating lease assets related to our flagship stores that indicated impairment of $73 million and $223 million, respectively, which was recorded in operating expenses on the Consolidated Statement of Income. The impairment change is primarily related to our New York specialty flagship store locations in Times Square for Old Navy Global and Gap Global after a formal decision was made in the fourth quarter of fiscal 2019 to pursue exiting those locations.
In total and inclusive of the above, we recorded the following long-lived asset impairment charges included in operating expenses in the Consolidated Statements of Income:

	Fiscal Year
($ in millions)	2019	2018	2017
Operating lease assets:
Flagship stores	$223	$—	$—
Specialty fleet restructuring	2	—	—
Other	14	—	—
Total impairment charges of operating lease assets (1)	$239	$—	$—
Store assets:
Flagship stores	$73	$—	$—
Specialty fleet restructuring	11	—	—
Other	14	14	28
Total impairment charges of store assets (2)	$98	$14	$28
Other indefinite-lived intangible assets	$—	$—	$—
Goodwill	$—	$—	$—
Total impairment charges of long-lived assets	$337	$14	$28
__________

(1)	The impairment charge of operating lease assets reduced the then carrying amount of the applicable operating lease assets of $865 million to their fair value of $626 million during fiscal 2019.

(2)
The impairment charge reduced the then carrying amount of the applicable store assets of $99 million, $15 million, and $30 million to their fair value of $1 million, $1 million, and $2 million during fiscal 2019, 2018, and 2017, respectively.

Note 8. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollar, Japanese yen, British pound, Mexican peso, Euro, Chinese yuan, and Taiwan dollar.

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

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement of the underlying intercompany balances, is recorded in operating expenses on the Consolidated Statements of Income in the same period and generally offset each other.

Outstanding Notional Amounts
As of February 1, 2020 and February 2, 2019, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	February 1, 2020	February 2, 2019
Derivatives designated as cash flow hedges	$501	$774
Derivatives not designated as hedging instruments	689	660
Total	$1,190	$1,434

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	February 1, 2020	February 2, 2019
Derivatives designated as cash flow hedges:
Other current assets	$6	$15
Accrued expenses and other current liabilities	2	3

Derivatives not designated as hedging instruments:
Other current assets	4	5
Accrued expenses and other current liabilities	8	8

Total derivatives in an asset position	$10	$20
Total derivatives in a liability position	$10	$11

All of the unrealized gains and losses from designated cash flow hedges as of February 1, 2020 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of February 1, 2020 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Consolidated Balance Sheets and as such the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are not material as of February 1, 2020 and February 2, 2019.
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts designated in a cash flow hedging relationship and net investment hedging relationships recorded in OCI, on a pre-tax basis, are as follows:

	Fiscal Year
($ in millions)	2019	2018	2017
Derivatives in cash flow hedging relationships:
Gain (loss) recognized in other comprehensive income	$18	$50	$(60)
Derivatives in net investment hedging relationships:
Loss recognized in other comprehensive income	$—	$—	$(1)

The pre-tax amounts recognized in income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income
	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented on the Consolidated Statements of Income in which the effects of derivatives are recorded	$10,250	$5,559	$10,258	$4,960	$9,789	$4,587

(Gain) loss recognized in income:
Derivatives designated as cash flow hedges	$(29)	$—	$(13)	$(1)	$—	$1
Derivatives not designated as hedging instruments	—	(4)	—	(33)	—	29
Total (gain) loss recognized in income	$(29)	$(4)	$(13)	$(34)	$—	$30

For fiscal 2019, 2018, and 2017, there were no amounts of gain or loss reclassified from accumulated OCI into income for derivative financial instruments in net investment hedging relationships, as we did not sell or liquidate (or substantially liquidate) any of our hedged subsidiaries during the periods.
Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock and 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 1, 2020.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 1, 2020.

Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2019	2018	2017
Number of shares repurchased (1)	10	14	13
Total cost	$200	$398	$315
Average per share cost including commissions	$19.18	$28.93	$24.43

__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2016, the Board of Directors approved a $1.0 billion share repurchase authorization. The February 2016 repurchase program had $287 million remaining as of February 2, 2019.

In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization which superseded and replaced the February 2016 repurchase program. The February 2019 repurchase program had $800 million remaining as of February 1, 2020.
All of the share repurchases were paid for as of February 1, 2020, February 2, 2019, and February 3, 2018. All common stock repurchased is immediately retired.
Note 10. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income by component, net of tax, are as follows:

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 2, 2019	$47	$6	$53
Foreign currency translation	(2)	—	(2)
Change in fair value of derivative financial instruments	—	13	13
Amounts reclassified from accumulated OCI	—	(24)	(24)
Other comprehensive loss, net	(2)	(11)	(13)
Balance at February 1, 2020	$45	$(5)	$40

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at February 3, 2018	$64	$(28)	$36
Foreign currency translation	(20)	—	(20)
Change in fair value of derivative financial instruments	—	54	54
Amounts reclassified from accumulated OCI	3	(20)	(17)
Other comprehensive income (loss), net	(17)	34	17
Balance at February 2, 2019	$47	$6	$53

($ in millions)	Foreign Currency Translation	Cash Flow Hedges	Total
Balance at January 28, 2017	$29	$25	$54
Foreign currency translation	35	—	35
Change in fair value of derivative financial instruments	—	(51)	(51)
Amounts reclassified from accumulated OCI	—	(2)	(2)
Other comprehensive income (loss), net	35	(53)	(18)
Balance at February 3, 2018	$64	$(28)	$36

See Note 8 of Notes to Consolidated Financial Statements for additional disclosures about reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items on the Consolidated Statements of Income.

Note 11. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2019	2018	2017
Stock units	$52	$71	$69
Stock options	12	16	14
Employee stock purchase plan	4	4	4
Share-based compensation expense	68	91	87
Less: Income tax benefit	(23)	(22)	(35)
Share-based compensation expense, net of tax	$45	$69	$52

No material share-based compensation expense was capitalized in fiscal 2019, 2018, or 2017.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2019, 2018, or 2017.
General Description of Stock Option and Other Stock Award Plans
The 2016 Long-Term Incentive Plan (the "2016 Plan") was amended and restated as of February 22, 2017 and further amended and restated in May 2019. Under the 2016 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.
As of February 1, 2020, there were 251,586,781 shares that have been authorized for issuance under the 2016 Plan.
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
A summary of Stock Unit activity under the 2016 Plan for fiscal 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of February 2, 2019	8,085,259	$29.97
Granted	5,295,007	$21.93
Vested	(2,527,515)	$26.25
Forfeited	(3,890,342)	$25.30
Balance as of February 1, 2020	6,962,409	$24.33

A summary of additional information about Stock Units is as follows:

	Fiscal Year
($ in millions except per share amounts)	2019	2018	2017
Weighted-average fair value per share of Stock Units granted	$21.93	$29.33	$21.81
Fair value of Stock Units vested	$66	$58	$64

The aggregate intrinsic value of unvested Stock Units as of February 1, 2020 was $121 million.
As of February 1, 2020, there was $102 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.

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
Out of 5,295,007 Stock Units granted in fiscal 2019, 1,787,189 Stock Units were granted based on satisfaction of performance metrics.
There was no material liability related to potential Stock Units to be granted based on performance metrics as of February 1, 2020. As of February 2, 2019, there was a $2 million liability related to potential Stock Units to be granted based on performance metrics, which was recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

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
The fair value of stock options issued during fiscal 2019, 2018, and 2017 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2019	2018	2017
Expected term (in years)	4.2	3.9	3.9
Expected volatility	37.5%	36.3%	38.2%
Dividend yield	4.1%	3.1%	3.8%
Risk-free interest rate	2.2%	2.5%	1.7%

A summary of stock option activity under the 2016 Plan for fiscal 2019 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of February 2, 2019	10,685,422	$29.80
Granted	3,811,644	$24.09
Exercised	(159,750)	$23.33
Forfeited/Expired	(2,901,294)	$28.72
Balance as of February 1, 2020	11,436,022	$28.26

A summary of additional information about stock options is as follows:

	Fiscal Year
($ in millions except per share amounts)	2019	2018	2017
Weighted-average fair value per share of stock options granted	$5.43	$7.75	$5.47
Aggregate intrinsic value of stock options exercised	$1	$5	$1
Fair value of stock options vested	$16	$14	$12

Information about stock options outstanding and exercisable as of February 1, 2020 is as follows:

	Intrinsic Value as of February 1, 2020 (in millions)	Number of Shares as of February 1, 2020	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$—	11,436,022	6.0	$28.26
Options Exercisable	$—	5,905,582	3.7	$30.12

Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,381,391, 1,008,100, and 1,113,640 shares issued under the ESPP in fiscal 2019, 2018, and 2017, respectively. As of February 1, 2020, there were 5,754,699 shares reserved for future issuances under the ESPP.
Note 12. Leases
Net lease cost recognized on our Consolidated Statement of Income is summarized as follows:

Fiscal Year
($ in millions)	2019
Operating lease cost	$1,233
Variable lease cost	621
Sublease income	(9)
Net lease cost	$1,845

As of February 1, 2020, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
2020	$1,185
2021	1,053
2022	952
2023	840
2024	747
Thereafter	3,172
Total minimum lease payments	7,949
Less: Interest	(1,521)
Present value of operating lease liabilities	6,428
Less: Current portion of operating lease liabilities	(920)
Long-term operating lease liabilities	$5,508

During fiscal 2019, non-cash operating lease asset additions, net of remeasurements and modifications, were $533 million. As of February 1, 2020, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $240 million.
As of February 1, 2020, the weighted-average remaining operating lease term was 8.7 years and the weighted-average discount rate was 4.7 percent for operating leases recognized on our Consolidated Financial Statements.
As of February 1, 2020, the Company's finance leases were not material to our Consolidated Financial Statements.
See Note 1 of Notes to Consolidated Financial Statements for additional disclosures related to leases.
In accordance with ASC 840, Leases, the aggregate minimum non-cancelable annual lease payments under operating leases in effect on February 2, 2019 were as follows:

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

Note 13. Income Taxes
For financial reporting purposes, components of income (loss) before income taxes are as follows:

	Fiscal Year
($ in millions)	2019	2018	2017
United States	$550	$1,183	$1,301
Foreign	(22)	139	123
Income before income taxes	$528	$1,322	$1,424

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2019	2018	2017
Current:
Federal	$177	$164	$415
State	37	41	51
Foreign	44	49	49
Total current	258	254	515
Deferred:
Federal	(58)	55	55
State	(20)	11	(5)
Foreign	(3)	(1)	11
Total deferred	(81)	65	61
Total provision	$177	$319	$576

The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	33.7%
State and local income taxes, net of federal benefit	3.2	4.0	4.0
Tax impact of foreign operations	6.0	0.1	(1.1)
Impact of TCJA of 2017	5.6	(3.2)	4.0
Excess foreign tax credits	—	0.5	(0.7)
Other	(2.3)	1.7	0.5
Effective tax rate	33.5%	24.1%	40.4%

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
During fiscal 2019, we recorded a $30 million adjustment to increase our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA. In addition, the tax impact of foreign operations includes the effects of restructuring costs in certain foreign subsidiaries for which the Company was not permitted to recognize a tax benefit.

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
Deferred tax assets (liabilities) consist of the following:

($ in millions)	February 1, 2020	February 2, 2019
Gross deferred tax assets:
Deferred rent	$—	$124
Operating lease liabilities	1,726	—
Accrued payroll and related benefits	59	51
Accruals	132	106
Inventory capitalization and other adjustments	38	42
Deferred income	34	29
Federal, state, and foreign net operating losses	101	70
Other	37	40
Total gross deferred tax assets	2,127	462
Valuation allowance	(199)	(156)
Total deferred tax assets, net of valuation allowance	1,928	306
Deferred tax liabilities:
Depreciation and amortization	(246)	(180)
Operating lease assets	(1,448)	—
Unremitted earnings of certain foreign subsidiaries	(2)	(2)
Unrealized net gain on cash flow hedges	(2)	(3)
Other	(9)	(6)
Total deferred tax liabilities	(1,707)	(191)
Net deferred tax assets	$221	$115

As of February 1, 2020, we had approximately $54 million of state and $463 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. The tax-effected loss carryovers were approximately $4 million for state and $97 million for foreign as of February 1, 2020. We also had approximately $3 million of foreign tax credit carryovers as of February 1, 2020.
We provided a valuation allowance of approximately $83 million against the deferred tax assets related to the foreign loss carryovers. We also provided a valuation allowance of approximately $108 million related to other foreign deferred tax assets and $8 million related to other federal deferred tax assets, including foreign tax credit carryovers.
The state losses expire between fiscal 2022 and fiscal 2039. Approximately $344 million of the foreign losses expire between fiscal 2020 and fiscal 2039, and $119 million of the foreign losses do not expire. The foreign tax credits expire in fiscal 2029.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2019	2018	2017
Balance at beginning of fiscal year	$136	$118	$44
Increases related to current year tax positions	12	11	48
Prior year tax positions:
Increases	11	29	28
Decreases	(4)	(6)	(2)
Lapse of Statute of Limitations	(1)	—	(1)
Cash settlements	(1)	(15)	—
Foreign currency translation	(1)	(1)	1
Balance at end of fiscal year	$152	$136	$118

Of the $152 million, $136 million, and $118 million of total unrecognized tax benefits as of February 1, 2020, February 2, 2019, and February 3, 2018, respectively, approximately $137 million, $125 million, and $106 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2019, 2018, and 2017, interest expense of $6 million, $5 million, and $4 million, respectively, was recognized on the Consolidated Statements of Income relating to income tax liabilities.
As of February 1, 2020 and February 2, 2019, the Company had total accrued interest related to income tax liabilities of $16 million and $10 million, respectively. There were no accrued penalties related to income tax liabilities as of February 1, 2020 or February 2, 2019.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of February 1, 2020, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $3 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statements of Income would not be material.
Note 14. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $46 million, $45 million, and $45 million in fiscal 2019, 2018, and 2017, respectively.

We maintain the Gap, Inc. Deferred Compensation Plan (DCP), which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices. As of February 1, 2020 and February 2, 2019, the assets related to the DCP were $51 million and $48 million, respectively, and were recorded in other long-term assets on the Consolidated Balance Sheets. As of February 1, 2020 and February 2, 2019, the corresponding liabilities related to the DCP were $51 million and $48 million, respectively, and were recorded in lease incentives and other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2019, 2018, and 2017 were not material.
Note 15. Earnings per Share
Weighted-average number of shares used for earnings per share is as follows:

	Fiscal Year
(shares in millions)	2019	2018	2017
Weighted-average number of shares—basic	376	385	393
Common stock equivalents	2	3	3
Weighted-average number of shares—diluted	378	388	396

The above computations of weighted-average number of shares—diluted exclude 14 million, 7 million, and 9 million shares related to stock options and other stock awards for fiscal 2019, 2018, and 2017, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of February 1, 2020, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of February 1, 2020 and February 2, 2019, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of February 1, 2020 and February 2, 2019 was not material for any individual Action or in total. Subsequent to February 1, 2020 and through the filing date of March 17, 2020, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.

Old Navy Separation
On February 28, 2019, the Company announced that its Board of Directors approved a plan to separate the Company into two independently publicly-traded companies. On January 16, 2020, the Company announced it no longer intends to separate, as the cost and complexity of splitting into two companies, combined with softer business performance, limited our ability to create appropriate value from separation. As of February 1, 2020, there were $28 million of estimated costs related to contracts and commitments that were accrued as a result of the separation being canceled, expected to be paid in fiscal 2020. These amounts were recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Fire at the Fishkill Distribution Center
In fiscal 2016, a fire occurred in one of the buildings at a Company-owned distribution center campus in Fishkill, New York. Total insurance proceeds for fiscal 2017 were $193 million, all of which were received by February 3, 2018. A gain of $64 million was recognized in fiscal 2017, primarily related to property and equipment. The remaining settlement was recorded as a reduction to the insurance receivable balance in other current assets on the Consolidated Balance Sheet or cost of goods sold and occupancy expenses or operating expenses on the Consolidated Statement of Income, primarily offsetting fire-related costs incurred during fiscal 2017.
During fiscal 2017, we allocated $66 million of insurance proceeds to the loss on property and equipment, and the amount has been reported as insurance proceeds related to loss on property and equipment, a component of cash flows from investing activities, on the Consolidated Statement of Cash Flows.

Note 17. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of February 1, 2020, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of February 1, 2020. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (3)	Total	Percentage of Net Sales
Fiscal 2019 (4)
U.S. (1)	$7,259	$2,723	$2,191	$1,225	$13,398	82%
Canada	587	349	215	2	1,153	7
Europe	—	525	14	—	539	3
Asia	45	943	96	—	1,084	7
Other regions	92	94	23	—	209	1
Total	$7,983	$4,634	$2,539	$1,227	$16,383	100%
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
Fiscal 2018 (4)
U.S. (1)	$7,134	$2,990	$2,095	$1,121	$13,340	81%
Canada	584	379	227	3	1,193	7
Europe	—	589	14	—	603	4
Asia	50	1,089	94	—	1,233	7
Other regions	72	113	26	—	211	1
Total	$7,840	$5,160	$2,456	$1,124	$16,580	100%
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total	Percentage of Net Sales
Fiscal 2017 (5)
U.S. (1)	$6,570	$3,065	$2,017	$916	$12,568	80%
Canada	547	398	225	3	1,173	7
Europe	—	626	15	—	641	4
Asia	50	1,117	96	—	1,263	8
Other regions	71	112	27	—	210	1
Total	$7,238	$5,318	$2,380	$919	$15,855	100%
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Beginning on March 4, 2019, Banana Republic Global includes net sales for the Janie and Jack brand.

(3)
Primarily consists of net sales for the Athleta and Intermix brands as well as a portion of income related to our credit card agreement. Beginning in the third quarter of fiscal 2018, the Hill City brand is also included. Net sales for Athleta for fiscal 2019, 2018, and 2017 were $978 million, $881 million, and $737 million, respectively.

(4)
Net sales reflect the adoption of the new revenue recognition standard in fiscal 2018. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.

(5)	Net sales reflect the favorable impact of the calendar shift due to the 53rd week in fiscal 2017.

Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.
Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	February 1, 2020 (2)	February 2, 2019
U.S. (1)	$7,169	$3,097
Other regions	1,773	586
Total long-lived assets	$8,942	$3,683

__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Reflects the adoption of the new lease accounting standard. Prior period amounts have not been restated and continue to be reported under accounting standards in effect for those periods.
Note 18. Acquisition
On March 4, 2019, the Company acquired select assets of Gymboree Group, Inc. related to Janie and Jack, a premium children's clothing brand, through a bankruptcy auction. We purchased intellectual property and property and equipment at the Janie and Jack store locations. We assumed the leases for the majority of Janie and Jack stores and entered into a separate transaction to purchase Janie and Jack inventory.
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

Note 19. Store Closing and Other Operating Cost
On February 28, 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization. The Company expects that the actions will be substantially completed by the end of the Company’s 2020 fiscal year ending January 30, 2021.
For the fiscal year ended February 1, 2020, we incurred $61 million of pre-tax costs related to the store closing and other operating cost. The summary of the costs incurred are as follows:

(in millions)	Recorded in cost of goods sold and occupancy expenses	Recorded in operating expenses	Costs Incurred in fiscal 2019
Operating lease cost (1)	$15	$10	$25
Impairment of long-lived assets	—	13	13
Employee related cost	—	13	13
Other	7	3	10
Total store closing and other operating cost	$22	$39	$61

__________

(1)	In accordance with ASC 842, this cost includes lease termination fees and amortization expense.

In addition to the total pre-tax amount incurred above, there was an unfavorable tax impact related to the restructuring costs incurred in certain foreign subsidiaries for which the Company was not able to recognize any tax benefit.
As of February 1, 2020, the balance for liabilities related to restructuring is not material.

Note 20. Quarterly Information (Unaudited)
Selected quarterly and annual operating results are as follows:

	13 Weeks Ended (2)	13 Weeks Ended (3)	13 Weeks Ended (4)	13 Weeks Ended (5)	52 Weeks Ended (6)
($ in millions except per share amounts)	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020	February 1, 2020 (fiscal 2019)
Net sales	$3,706	$4,005	$3,998	$4,674	$16,383
Gross profit	$1,344	$1,556	$1,559	$1,674	$6,133
Net income (loss)	$227	$168	$140	$(184)	$351
Earnings (loss) per share—basic (1)	$0.60	$0.44	$0.37	$(0.49)	$0.93
Earnings (loss) per share—diluted (1)	$0.60	$0.44	$0.37	$(0.49)	$0.93

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	52 Weeks Ended
($ in millions except per share amounts)	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019	February 2, 2019 (fiscal 2018)
Net sales	$3,783	$4,085	$4,089	$4,623	$16,580
Gross profit	$1,427	$1,627	$1,623	$1,645	$6,322
Net income	$164	$297	$266	$276	$1,003
Earnings per share—basic (1)	$0.42	$0.77	$0.69	$0.72	$2.61
Earnings per share—diluted (1)	$0.42	$0.76	$0.69	$0.72	$2.59

__________

(1)	Earnings per share ("EPS") was computed individually for each of the periods presented; therefore, the sum of the EPS for the quarters may not equal the total for the year.

(2)
During the first quarter of fiscal 2019, there was a pre-tax gain of $191 million related to the sale of a building, which was recorded as a reduction to operating expenses and benefited diluted EPS by $0.37.

(3)
During the second quarter of fiscal 2019, the Company incurred $38 million of separation-related costs and $14 million for specialty fleet restructuring costs, both on a pre-tax basis, all of which was recorded in operating expenses. The impact of the separation-related and restructuring costs to diluted EPS was $0.08 and $0.03, respectively. Additionally, during the second quarter of fiscal 2019, there was an additional $30 million of tax expense related to an adjustment to our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA. The impact of the tax adjustment to diluted EPS was $0.08.

(4)
During the third quarter of fiscal 2019, the Company incurred $70 million for separation-related costs and $8 million for specialty fleet restructuring costs, both on a pre-tax basis, substantially all of which was recorded in operating expenses. The impact of the separation-related and restructuring costs to diluted EPS was $0.14 and $0.02, respectively.

(5)
During the fourth quarter of fiscal 2019, the Company incurred $296 million for impairment charges related to flagship stores, $189 million for separation-related costs including costs for the cancellation of our separation, and $38 million for specialty fleet restructuring costs, all on a pre-tax basis. Substantially all of the flagship impairment charges and separation-related costs were recorded in operating expenses and $17 million for specialty fleet restructuring costs was recorded in operating expenses. The impact of the impairment charges, separation-related costs, and restructuring costs to diluted EPS was $0.59, $0.38, and $0.10, respectively.

(6)
In total, during fiscal year 2019, the Company incurred $301 million of separation-related costs including costs for the cancellation of our separation, $296 million of flagship impairment charges, and $61 million of specialty fleet restructuring costs, all on a pre-tax basis. There was also a $191 million pre-tax gain on the sale of a building during fiscal 2019. Additionally, there was a $30 million unfavorable impact to net income related to an adjustment to our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA. The total fiscal year 2019 net impact to diluted EPS was $1.04 for these items.

Note 21. Subsequent Events
On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, many of our Company-operated and franchise stores globally have been impacted by temporary closures or reduced store hours. We cannot reasonably estimate the length or severity of this pandemic, but we currently anticipate a material adverse impact on our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.
On March 5, 2020, the Company announced that Sonia Syngal, the current president and chief executive officer of Old Navy Global, will become the Company’s president and chief executive officer, effective March 23, 2020. In connection with the naming of Ms. Syngal as CEO, Robert J. Fisher will step down as the Company's interim CEO and as Chairman of the Board, effective as of Ms. Syngal's start date, and will continue in his role as a director of the Company. Bob L. Martin, a current director of the Company, will serve as Chairman of the Board, an executive role, effective March 23, 2020.
On March 12, 2020, the Company announced that Katrina O’Connell will become the Company’s executive vice president and chief financial officer ("CFO"), effective March 23, 2020. The current CFO, Teri List-Stoll, will be stepping down and departing the Company after a transition period.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of February 1, 2020, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 1, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” in the 2020 Proxy Statement. See also Part I, Item 1 in the section entitled “Information about our Executive Officers.”
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Policies and Procedures with Respect to Related Party Transactions” and “Nominees for Election as Directors—Director Independence” in the 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2020 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation. (P)	10-K	1-7562	3.1	April 26, 1993

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-K	1-7562	3.2	April 4, 2000

3.3	Amended and Restated Bylaws (effective March 23, 2020).	8-K	1-7562	3.1	March 5, 2020

4.1	Indenture, dated as of April 12, 2011, by and between Registrant and Wells Fargo Bank, National Association, as Trustee.	8-K	1-7562	4.1	April 12, 2011

4.2	First Supplemental Indenture, dated as of April 12, 2011, relating to the issuance of $1,250,000,000 aggregate principal amount of Registrant’s 5.95% Notes due 2021.	8-K	1-7562	4.2	April 12, 2011

4.3	Form of Registrant’s 5.95% Notes due 2021, included as Exhibit A to First Supplemental Indenture.	8-K	1-7562	4.2	April 12, 2011

4.4	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Second Amended and Restated Revolving Credit Agreement dated May 31, 2018.	10-Q	1-7562	10.1	August 31, 2018

10.2*	Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014.	10-Q/A	1-7562	10.1	October 10, 2014

10.3	First Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of January 31, 2015.	10-K	1-7562	10.12	March 23, 2015

10.4*	Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 8, 2015.	10-Q	1-7562	10.1	September 8, 2015

10.5*	Third Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of December 15, 2015.	10-K	1-7562	10.16	March 21, 2016

10.6*	Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., SynchronyBank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016.	10-Q	1-7562	10.1	June 3, 2016

10.7*	Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017.	10-Q	1-7562	10.1	June 5, 2017

10.8*	Sixth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 22, 2018.	10-Q	1-7562	10.2	August 31, 2018

10.9†	Executive Management Incentive Compensation Award Plan.	DEF 14A	1-7562	App. A	April 7, 2015

10.10†	The Gap, Inc. Executive Deferred Compensation Plan (January 1, 1999 Restatement).	10-Q	1-7562	10.3	December 15, 1998

10.11†	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005.	8-K	1-7562	10.1	November 8, 2005

10.12†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Supplemental Deferred Compensation Plan.	10-K	1-7562	10.29	March 27, 2009

10.13†	Amendment to Executive Deferred Compensation Plan - Suspension of Pending Merger into Supplemental Deferred Compensation Plan.	10-K	1-7562	10.30	March 27, 2009

10.14†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Deferred Compensation Plan.	10-Q	1-7562	10.1	December 8, 2009

10.15†	Deferred Compensation Plan, amended and restated effective September 1, 2011.	10-Q	1-7562	10.1	December 7, 2011

10.16†	Deferred Compensation Plan, amended and restated effective November 17, 2015.	10-K	1-7562	10.24	March 21, 2016

10.17†	Deferred Compensation Plan, amended and restated effective March 24, 2016.	10-Q	1-7562	10.2	June 3, 2016

10.18†	Supplemental Deferred Compensation Plan.	S-8	333-129986	4.1	November 29, 2005

10.19†	First Amendment to Supplemental Deferred Compensation Plan.	10-K	1-7562	10.32	March 27, 2009

10.20†	Second Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.33	March 27, 2009

10.21†	Third Amendment to Supplemental Deferred Compensation Plan - Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.34	March 27, 2009

10.22†	Fourth Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-Q	1-7562	10.2	December 8, 2009

10.23†	2011 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2011

10.24†	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014).	8-K	1-7562	10.1	March 6, 2014

10.25†	2016 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2016

10.26†	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017).	10-K	1-7562	10.30	March 20, 2018

10.27†	Amended and Restated 2016 Long Term-Incentive Plan (effective May 21, 2019).	DEF 14A	1-7562	App. A	April 9, 2019

10.28†	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 23, 2006

10.29†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.8	June 8, 2011

10.30†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.9	August 31, 2012

10.31†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.72	March 26, 2013

10.32†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2014

10.33†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 6, 2015

10.34†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.60	March 21, 2016

10.35†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2017

10.36†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 16, 2018

10.37†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2019

10.38†	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan, filed as Exhibit 10.2.	8-K	1-7562	10.2	March 23, 2006

10.39†	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 6, 2015

10.40†	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.69	March 21, 2016

10.41†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2017

10.42†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 16, 2018

10.43†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 15, 2019

10.44†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2015

10.45†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.75	March 21, 2016

10.46†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2017

10.47†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 16, 2018

10.48†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 15, 2019

10.49†	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 16, 2018

10.50†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.10	June 8, 2011

10.51†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.5	March 6, 2014

10.52†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 6, 2015

10.53†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.79	March 21, 2016

10.54†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 9, 2017

10.55†	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017.	10-Q	1-7562	10.1	August 25, 2017

10.56†	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.2	June 5, 2017

10.57†	Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant					X

10.58†	Agreement with Shawn Curran dated September 29, 2017 and confirmed on October 5, 2017.	10-Q	1-7562	10.1	November 22, 2017

10.59†	Agreement with Sebastian DiGrande dated April 22, 2016 and confirmed on April 22, 2016.	10-Q	1-7562	10.1	September 2, 2016

10.60†	Agreement for Post-Termination Benefits with Sebastian DiGrande dated June 2, 2017, filed as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.4	June 5, 2017

10.61†	Agreement with Neil Fiske dated June 11, 2018.	10-Q	1-7562	10.3	August 31, 2018

10.62†	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562.	10-Q	1-7562	10.3	June 3, 2016

10.63†	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.5	June 5, 2017

10.64†	Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant					X

10.65†	Agreement with Brent Hyder dated February 25, 2019 and confirmed on February 26, 2019.	10-Q	1-7562	10.1	May 31, 2019

10.66†	Letter Agreement dated November 10, 2016 by and between Teri List-Stoll and the Registrant dated November 10, 2016 and confirmed on November 10, 2016.	8-K	1-7562	10.1	November 15, 2016

10.67†	Agreement for Post-Termination Benefits with Teri List-Stoll dated June 2, 2017, filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.8	June 5, 2017

10.68†	Letter Agreement with Art Peck dated October 3, 2014.	8-K	1-7562	10.1	October 8, 2014

10.69†	Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017, filed as Exhibit 10.9 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.9	June 5, 2017

10.70†	Agreement with Art Peck dated June 1, 2018.	8-K	1-7562	10.1	June 4, 2018

10.71†	Agreement and Release by and between Art Peck and the Registrant dated December 2, 2019 (amending that certain Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017).					X

10.72†	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016.	8-K	1-7562	10.1	April 13, 2016

10.73†	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017, filed as Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.10	June 5, 2017

10.74†	Letter Agreement dated March 10, 2020 by and between Katrina O'Connell and the Registrant					X

14	Code of Business Conduct.	10-K	1-7562	14	March 26, 2010

21	Subsidiaries of Registrant.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
						X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

__________

*	Pursuant to a request for confidential treatment, confidential portions of this Exhibit have been redacted and have been filed separately with the Securities and Exchange Commission.

†	Indicates management contract or compensatory plan or arrangement.
(P) This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GAP, INC.

Date:	March 17, 2020	By	/s/ ROBERT J. FISHER
Robert J. Fisher Interim Chief Executive Officer (Principal Executive Officer)

Date:	March 17, 2020	By	/s/ TERI LIST-STOLL
Teri List-Stoll Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 17, 2020	By	/s/ AMY BOHUTINSKY
Amy Bohutinsky, Director

Date:	March 17, 2020	By	/s/ JOHN J. FISHER
John J. Fisher, Director

Date:	March 17, 2020	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 17, 2020	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 17, 2020	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 17, 2020	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 17, 2020	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 17, 2020	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 17, 2020	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 17, 2020	By	/s/ LEXI REESE
Lexi Reese, Director

Date:	March 17, 2020	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director