Form 10-Q
period 2020-05-02
GAP INC
filed 2020-06-09
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of June 2, 2020 was 373,470,696.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•
the potential impact of COVID-19 on the assumptions and estimates used when preparing the quarterly financial statements; the potential impact of COVID-19 on our results of operations, financial position, and liquidity;

•	the impact of recent accounting pronouncements;

•	recognition of revenue deferrals as revenue;

•	compliance with applicable financial covenants under the 2023 Notes, 2025 Notes, 2027 Notes, and the ABL Facility;

•	unrealized gains and losses from designated cash flow hedges;

•	total gross unrecognized tax benefits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims;

•	deferred record and payment dates for our previously announced first quarter fiscal year 2020 dividend;

•	suspension of our regular quarterly cash dividend and share repurchases;

•	capital expenditures in fiscal year 2020;

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance;

•	growing and operating our global e-commerce business;

•	restructuring Gap brand, with emphasis on the specialty fleet globally;

•	increasing focus on improving operational discipline and efficiency by streamlining operations and processes and leveraging scale;

•	managing inventory to support a healthy merchandise margin;

•	continuing to integrate social and environmental sustainability into business practices;

•	current cash balances and cash flows from our operations and from issuance of the 2023 Notes, 2025 Notes, 2027 Notes being sufficient to support our business operations;

•	ability to supplement near-term liquidity, if necessary, with our $1.8675 billion asset-based revolving credit facility or other available market instruments;

•	the impact of the seasonality of our operations; and

•	the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:

•	the overall global economic environment and risks associated with the COVID-19 pandemic;

•	the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;

•	the highly competitive nature of our business in the United States and internationally;

•	the risk that changes in global economic conditions or consumer spending patterns could adversely impact our results of operations;

•	engaging in or seeking to engage in strategic transactions that are subject to various risks and uncertainties;

•	the risk that failure to maintain, enhance and protect our brand image could have an adverse effect on our results of operations;

•	the risk that the failure to manage key executive succession and retention and to continue to attract qualified personnel could have an adverse impact on our results of operations;

•	the risk that our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate;

•	the risk that if we are unable to manage our inventory effectively, our gross margins will be adversely affected;

•	the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;

•
the risk that we are subject to data or other security breaches that may result in increased costs, violations of law, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation;

•	the risk that a failure of, or updates or changes to, our information technology ("IT") systems may disrupt our operations;

•	the risks to our efforts to expand internationally, including our ability to operate in regions where we have less experience;

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

•
the risk that natural disasters, public health crises (similar to and including the ongoing COVID-19 pandemic), political crises, negative global climate patterns, or other catastrophic events could adversely affect our operations and financial results, or those of our franchisees or vendors;

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
Additional information regarding factors that could cause results to differ can be found in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of June 9, 2020, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,028	$1,364	$941
Short-term investments	51	290	272
Merchandise inventory	2,217	2,156	2,242
Other current assets	920	706	757
Total current assets	4,216	4,516	4,212
Property and equipment, net of accumulated depreciation of $5,886, $5,839 and $5,871	2,945	3,122	3,129
Operating lease assets	4,851	5,402	5,732
Other long-term assets	698	639	547
Total assets	$12,710	$13,679	$13,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$500	$—	$—
Accounts payable	971	1,174	994
Accrued expenses and other current liabilities	1,051	1,067	882
Current portion of operating lease liabilities	886	920	929
Income taxes payable	23	48	26
Total current liabilities	3,431	3,209	2,831
Long-term liabilities:
Long-term debt	1,250	1,249	1,249
Long-term operating lease liabilities	5,331	5,508	5,597
Lease incentives and other long-term liabilities	381	397	372
Total long-term liabilities	6,962	7,154	7,218
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 373, 371, and 378 shares	19	19	19
Additional paid-in capital	17	—	—
Retained earnings	2,235	3,257	3,495
Accumulated other comprehensive income	46	40	57
Total stockholders’ equity	2,317	3,316	3,571
Total liabilities and stockholders’ equity	$12,710	$13,679	$13,620
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 2, 2020	May 4, 2019
Net sales	$2,107	$3,706
Cost of goods sold and occupancy expenses	1,839	2,362
Gross profit	268	1,344
Operating expenses	1,512	1,028
Operating income (loss)	(1,244)	316
Interest expense	19	20
Interest income	(4)	(6)
Income (loss) before income taxes	(1,259)	302
Income taxes	(327)	75
Net income (loss)	$(932)	$227
Weighted-average number of shares - basic	372	379
Weighted-average number of shares - diluted	372	381
Earnings (loss) per share - basic	$(2.51)	$0.60
Earnings (loss) per share - diluted	$(2.51)	$0.60
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Net income (loss)	$(932)	$227
Other comprehensive income (loss), net of tax
Foreign currency translation	(9)	(1)
Change in fair value of derivative financial instruments, net of tax of $2 and $4	19	9
Reclassification adjustment for gains on derivative financial instruments, net of tax of $- and $(2)	(4)	(4)
Other comprehensive income, net of tax	6	4
Comprehensive income (loss)	$(926)	$231
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 2, 2019	378	$19	$—	$3,481	$53	$3,553
Cumulative effect of a change in accounting principle related to operating leases				(86)		(86)
Net income for the thirteen weeks ended May 4, 2019				227		227
Other comprehensive income (loss), net of tax
Foreign currency translation					(1)	(1)
Change in fair value of derivative financial instruments					9	9
Amounts reclassified from accumulated other comprehensive income					(4)	(4)
Repurchases and retirement of common stock	(2)	—	(15)	(35)		(50)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	10			10
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(19)			(19)
Share-based compensation, net of forfeitures			24			24
Common stock dividends declared and paid ($0.2425 per share)				(92)		(92)
Balance as of May 4, 2019	378	$19	$—	$3,495	$57	$3,571

Balance as of February 1, 2020	371	$19	$—	$3,257	$40	$3,316
Net loss for the thirteen weeks ended May 2, 2020				(932)		(932)
Other comprehensive income (loss), net of tax
Foreign currency translation					(9)	(9)
Change in fair value of derivative financial instruments					19	19
Amounts reclassified from accumulated other comprehensive income					(4)	(4)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(7)			(7)
Share-based compensation, net of forfeitures			18			18
Common stock dividends declared and not paid ($0.2425 per share) (1)				(90)		(90)
Balance as of May 2, 2020	373	$19	$17	$2,235	$46	$2,317

__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. On March 26, 2020, the Company announced that the dividend will be payable on or after April 28, 2021 to shareholders of record at the close of business on April 7, 2021. The dividend payable amount has been estimated based upon the shareholders of record during the first quarter of fiscal 2020.
.

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net income (loss)	$(932)	$227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	138
Share-based compensation	18	24
Impairment of operating lease assets	360	—
Impairment of store assets	124	—
Non-cash and other items	3	7
Gain on sale of building	—	(191)
Deferred income taxes	(41)	23
Changes in operating assets and liabilities:
Merchandise inventory	(79)	(83)
Other current assets and other long-term assets	126	25
Accounts payable	(203)	(100)
Accrued expenses and other current liabilities	(86)	(37)
Income taxes payable, net of receivables and other tax-related items	(322)	36
Lease incentives and other long-term liabilities	(18)	14
Operating lease assets and liabilities, net	(20)	(54)
Net cash provided by (used for) operating activities	(940)	29
Cash flows from investing activities:
Purchases of property and equipment	(122)	(165)
Purchase of building	—	(343)
Proceeds from sale of building	—	220
Purchases of short-term investments	(59)	(69)
Proceeds from sales and maturities of short-term investments	297	86
Purchase of Janie and Jack	—	(69)
Net cash provided by (used for) investing activities	116	(340)
Cash flows from financing activities:
Proceeds from revolving credit facility	500	—
Proceeds from issuances under share-based compensation plans	6	10
Withholding tax payments related to vesting of stock units	(7)	(19)
Repurchases of common stock	—	(50)
Cash dividends paid	—	(92)
Net cash provided by (used for) financing activities	499	(151)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(8)	—
Net decrease in cash, cash equivalents, and restricted cash	(333)	(462)
Cash, cash equivalents, and restricted cash at beginning of period	1,381	1,420
Cash, cash equivalents, and restricted cash at end of period	$1,048	$958
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$38
Cash paid for income taxes during the period, net of refunds	$37	$18
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Balance Sheets as of May 2, 2020 and May 4, 2019, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), the Condensed Consolidated Statements of Stockholders' Equity, and the Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2020 and May 4, 2019, have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of May 2, 2020 and May 4, 2019 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.
The results of operations for the thirteen weeks ended May 2, 2020 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2021.
COVID-19
In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. As a result of the pandemic, we temporarily closed our North America retail stores and a significant number of our stores in Asia and Europe, causing a significant reduction in net sales in the first quarter of fiscal 2020. The Company also implemented several actions during the first quarter of fiscal 2020 to enhance liquidity and financial flexibility. These actions included the draw-down of the entire $500 million available on our revolving credit facility as defined in Note 3 of Notes to Condensed Consolidated Financial Statements, suspending share repurchases, and deferring the record and payment dates for our previously announced first quarter of fiscal 2020 dividend. In addition, on May 7, 2020, we announced new debt financing as described in Note 12 of Notes to Condensed Consolidated Financial Statements.
Beginning in April 2020, we suspended rent payments under the leases for our temporarily closed stores in North America. We considered the Financial Accounting Standards Board's ("FASB") recent guidance regarding lease modifications as a result of the effects of the COVID-19 pandemic and have elected to apply the temporary practical expedient to account for changes. We have recorded accruals for rent payment deferrals and accounted for deferred rental payments as though no changes to the lease contract were made.
During the thirteen weeks ended May 2, 2020, the Company recorded inventory related impairment costs of $235 million, primarily related to seasonal inventory that was stranded in stores when closures occurred or seasonal inventory in distribution centers that was planned for store sales. The costs also include impaired garment and fabric commitment costs for future seasonal product.
Additionally, on March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. Corporations through financial assistance programs and modifications to certain payroll and income tax provisions. The Company is considering certain beneficial provisions of the CARES Act, including the net operating loss carryback provision. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the income taxes impact of the CARES Act.
The Company also considered the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements including the impairment of long-lived store assets and operating lease assets, inventory valuation, income taxes, sales return allowance, and future compliance with debt covenants. These assumptions and estimates may change as the current situation evolves or new events occur and additional information is obtained. If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position, and liquidity. See the following Notes to the Condensed Consolidated Financial Statements for further detail of the impact of these assumptions and estimates.

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
As of May 2, 2020, restricted cash primarily included consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,028	$1,364	$941
Restricted cash included in other current assets	—	—	—
Restricted cash included in other long-term assets	20	17	17
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,048	$1,381	$958

Accounting Pronouncements Recently Adopted
ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. We adopted this ASU on a prospective basis on February 2, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements or related disclosures.
Accounting Pronouncements Not Yet Adopted
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements, based on current information.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact this guidance may have on our Condensed Consolidated Financial Statements.
Note 2. Revenue
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points. Breakage revenue is recognized based upon historical redemption patterns. For online sales, the Company has elected to treat shipping and handling as fulfillment activities and not as a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
Our credit card agreement provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that include both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on our Condensed Consolidated Statements of Operations.

We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. As of the quarter ended May 2, 2020 and May 4, 2019, there were no material contract liabilities related to our franchise agreements.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended May 2, 2020, the opening and closing balance of deferred revenue for these obligations was $226 million and $198 million, respectively; $79 million of the opening balance was recognized as revenue during the period. For the thirteen weeks ended May 4, 2019, the opening and closing balance of deferred revenue for these obligations was $227 million and $206 million, respectively; $97 million of the opening balance was recognized as revenue during the period.
We expect that the majority of our revenue deferrals as of the quarter ended May 2, 2020, will be recognized as revenue in the next 12 months as our performance obligations are satisfied.
Net sales disaggregated for stores and online sales for the thirteen weeks ended May 2, 2020 and May 4, 2019 was as follows:

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Store sales (1)	$1,108	$2,823
Online sales (2)	999	883
Total net sales	$2,107	$3,706
__________

(1)
Store sales primarily includes sales made at our Company-operated stores and franchise sales. Fiscal 2020 store sales were negatively impacted by COVID-19. See Note 1 of Notes to Condensed Consolidated Financial Statements for further details.

(2)	Online sales primarily include sales made through our online channels including ship-from-store sales, buy online pick-up in store sales, and order-in-store sales.
See Note 10 of Notes to Condensed Consolidated Financial Statements for further disaggregation of revenue by brand and by region.

Note 3. Debt and Credit Facilities
As of May 2, 2020, February 1, 2020, and May 4, 2019, the estimated fair value of our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 (the “2021 Notes”) was $1.28 billion, $1.29 billion, and $1.30 billion, respectively, and was based on the quoted market price of the 2021 Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. As of May 2, 2020, we had the intent and ability to refinance the 2021 Notes on a long-term basis therefore the aggregate principal amount of the 2021 Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount. On June 6, 2020, we redeemed our 2021 Notes. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information regarding subsequent events.
We also had a $500 million, five-year, revolving credit facility, which was scheduled to expire in May 2023. On March 25, 2020, we drew down the entire amount under the revolving credit facility resulting in a total of $500 million outstanding as of May 2, 2020. The borrowings accrued interest at a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio. The draw-down proceeds were recorded in revolving credit facility on the Condensed Consolidated Balance Sheet. There were no material outstanding letters of credit under the revolving credit facility as of May 2, 2020.
On May 7, 2020, we completed the offering of $500 million aggregate principal amount of 8.375 percent Senior Secured Notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 8.625 percent Senior Secured Notes due 2025 (the "2025 Notes") and $1 billion aggregate principal amount of 8.875 percent Senior Secured Notes due 2027 (the "2027 Notes" and, with the 2023 Notes and the 2025 Notes, the "Notes") in a private placement to qualified buyers. Concurrently with the issuance of the Notes, the Company amended the existing unsecured revolving credit facility with a third amended and restated senior secured asset-based revolving credit agreement (the "ABL Facility"). Additionally, on May 7, 2020, we repaid the $500 million that was outstanding under our existing unsecured revolving credit facility and did not borrow any funds under the ABL Facility. The amended ABL Facility has a $1.8675 billion borrowing capacity and includes revised financial covenant requirements. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information regarding subsequent events.
The Company expects to maintain compliance with the applicable financial covenants for the next twelve months.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). These Foreign Facilities are uncommitted and are generally available for borrowings, overdraft borrowings, and the issuance of bank guarantees. The total capacity of the Foreign Facilities was $55 million as of May 2, 2020. As of May 2, 2020, there were no borrowings under the Foreign Facilities. There were $17 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of May 2, 2020.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. As of May 2, 2020, we had $20 million in standby letters of credit issued under these agreements.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended May 2, 2020 or May 4, 2019. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen weeks ended May 2, 2020 and May 4, 2019.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 2, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$139	$—	$139	$—
Short-term investments	51	—	51	—
Derivative financial instruments	36	—	36	—
Deferred compensation plan assets	47	47	—	—
Other assets	2	—	—	2
Total	$275	$47	$226	$2
Liabilities:
Derivative financial instruments	$5	$—	$5	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$311	$19	$292	$—
Short-term investments	290	117	173	—
Derivative financial instruments	10	—	10	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$664	$187	$475	$2
Liabilities:
Derivative financial instruments	$10	$—	$10	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 4, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$222	$13	$209	$—
Short-term investments	272	129	143	—
Derivative financial instruments	27	—	27	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$574	$193	$379	$2
Liabilities:
Derivative financial instruments	$6	$—	$6	$—

We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of May 2, 2020 and May 4, 2019, the Company held $51 million and $272 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of May 2, 2020 and May 4, 2019, the Company held $1 million and $35 million of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were immaterial as of May 2, 2020 and May 4, 2019.

The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen weeks ended May 2, 2020 and May 4, 2019, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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
Nonfinancial Assets
Long-lived assets, which for us primarily consist of store assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is at the store level. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded in operating expenses on the Consolidated Statements of Operations. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These estimates can be affected by factors such as future store results, real estate demand, store closure plans, property specific discount rate and economic conditions that can be difficult to predict. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
The impact of the COVID-19 pandemic resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. During the thirteen weeks ended May 2, 2020, the Company recorded an impairment of store assets of $124 million, and impairment of operating lease assets of $360 million. The impairment of the store assets reduced the carrying amount of the applicable long-lived assets of $127 million to their fair value of $3 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $1,358 million to their fair value of $998 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations.
During the thirteen weeks ended May 4, 2019, there were no material impairment charges recorded for long-lived assets.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen weeks ended May 2, 2020 or May 4, 2019.
Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable, financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollar, Japanese yen, British pound, Mexican peso, Euro, and Chinese yuan. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: (1) forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies; (2) forward contracts used to hedge forecasted intercompany royalty payments denominated in foreign currencies received by entities whose functional currencies are U.S. dollars; and (3) forward contracts used to hedge forecasted intercompany revenue transactions related to merchandise sold from our regional purchasing entity, whose functional currency is the U.S. dollar, to certain international subsidiaries in their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs, intercompany royalty payments, and intercompany revenue transactions generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized into net income (loss) during the period in which the underlying transaction impacts the Condensed Consolidated Statements of Operations.

Net Investment Hedges
We may also use foreign exchange forward contracts to hedge the net assets of international subsidiaries to offset the foreign currency translation and economic exposures related to our investment in these subsidiaries.

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement impact of the underlying intercompany balances, is recorded in operating expenses on the Condensed Consolidated Statements of Operations in the same period and generally offset each other.

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Derivatives designated as cash flow hedges	$319	$501	$610
Derivatives not designated as hedging instruments	785	689	666
Total	$1,104	$1,190	$1,276

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 2, 2020	February 1, 2020	May 4, 2019
Derivatives designated as cash flow hedges:
Other current assets	$16	$6	$20
Accrued expenses and other current liabilities	—	2	2

Derivatives not designated as hedging instruments:
Other current assets	20	4	7
Accrued expenses and other current liabilities	5	8	4

Total derivatives in an asset position	$36	$10	$27
Total derivatives in a liability position	$5	$10	$6
All of the unrealized gains and losses from designated cash flow hedges as of May 2, 2020 will be recognized into net income (loss) within the next 12 months at the then-current values, which may differ from the fair values as of May 2, 2020 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements were not material as of May 2, 2020, February 1, 2020, and May 4, 2019, respectively.
See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts designated in a cash flow hedging relationship recorded in other comprehensive income, on a pre-tax basis, are as follows:

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Gain recognized in other comprehensive income	$21	$13

The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income (Loss)
	13 Weeks Ended May 2, 2020		13 Weeks Ended May 4, 2019
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$1,839	$1,512	$2,362	$1,028

Gain recognized in net income (loss)
Derivatives designated as cash flow hedges	(4)	—	(6)	—
Derivatives not designated as hedging instruments	—	(43)	—	(9)
Total gain recognized in net income (loss)	$(4)	$(43)	$(6)	$(9)

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	May 2, 2020	May 4, 2019
Number of shares repurchased (1)	—	1.9
Total cost	$—	$50
Average per share cost including commissions	$—	$25.96

__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $800 million remaining as of May 2, 2020. On March 12, 2020, the Company announced its decision to suspend share repurchases through fiscal 2020.
All of the share repurchases were paid for as of February 1, 2020, and May 4, 2019. All common stock repurchased is immediately retired.
Note 7. Income Taxes
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for depreciation of qualified leasehold improvements.
The effective income tax rate was 26.0 percent for the thirteen weeks ended May 2, 2020, compared with 24.8 percent for the thirteen weeks ended May 4, 2019. The increase in the effective tax rate is primarily due to the net operating loss carryback provisions of the CARES Act and changes in the mix of pretax income between domestic and international operations.
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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of May 2, 2020, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $1 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statements of Operations would not be material.

Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended
(shares in millions)	May 2, 2020	May 4, 2019
Weighted-average number of shares - basic	372	379
Common stock equivalents (1)	—	2
Weighted-average number of shares - diluted	372	381

__________

(1)	For the first quarter of fiscal 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the quarter.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 15 million and 11 million for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
Note 9. Commitments and Contingencies
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 2, 2020, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 2, 2020, February 1, 2020, and May 4, 2019, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of May 2, 2020, February 1, 2020, and May 4, 2019, was not material for any individual Action or in total. Subsequent to May 2, 2020, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of May 2, 2020, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of May 2, 2020. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total
13 Weeks Ended May 2, 2020
U.S. (1)	$949	$311	$245	$256	$1,761
Canada	77	34	24	—	135
Europe	—	54	3	—	57
Asia	1	108	12	—	121
Other regions	11	17	5	—	33
Total	$1,038	$524	$289	$256	$2,107

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (4)	Total
13 Weeks Ended May 4, 2019
U.S. (1)	$1,641	$608	$487	$286	$3,022
Canada	128	69	47	1	245
Europe	—	121	3	—	124
Asia	10	233	26	—	269
Other regions	20	21	5	—	46
Total	$1,799	$1,052	$568	$287	$3,706
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Banana Republic Global fiscal year 2019 net sales include the Janie and Jack brand beginning March 4, 2019.

(3)
Primarily consists of net sales for the Athleta, Intermix, and Hill City brands. Beginning in fiscal year 2020, Janie and Jack net sales are also included. Net sales for Athleta for the thirteen weeks ended May 2, 2020 were $205 million.

(4)
Primarily consists of net sales for the Athleta, Intermix, and Hill City brands as well as a portion of income related to our credit card agreement. Net sales for Athleta for the thirteen weeks ended May 4, 2019 were $223 million.

Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.
Note 11. Store Closing and Other Operating Cost
In fiscal 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve a more appropriate foundation for brand revitalization. In response to the COVID-19 pandemic, the Company shifted its focus towards adapting to the COVID-19 challenges and as a result the restructuring costs were not material in the first quarter of fiscal 2020. The Company will continue to evaluate its specialty fleet restructuring strategy as the impact of the COVID-19 pandemic on the business evolves through the remainder of the fiscal year.

Note 12. Subsequent Events
On May 7, 2020, we completed the issuance of our 2023 Notes, 2025 Notes, and 2027 Notes and received gross proceeds of $2.25 billion in a private placement to qualified buyers. On May 7, 2020, concurrent with the issuance of the Notes, we incurred approximately $43 million of underwriting and other fees, which effectively reduced the proceeds we received from the issuance of the Notes. The scheduled maturity and principal amount of the Notes are as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Secured Notes (1)
May 15, 2023	$500	8.375%	Semi-Annual
May 15, 2025	750	8.625%	Semi-Annual
May 15, 2027	1,000	8.875%	Semi-Annual
Total issuance	$2,250
__________

(1)	Includes an option to call the Notes in whole or in part at any time, subject to a make whole premium.
The Notes are secured by the Company’s real and intellectual property and equipment and intangibles. On May 7, 2020, we also entered into the ABL Facility in an initial aggregate principal amount of up to $1.8675 billion. The ABL Facility bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. The ABL Facility agreement is secured by specified assets, including a first lien on inventory, accounts receivable and bank accounts. The Notes are also secured by a second priority lien on certain assets securing the ABL Facility, which includes security interests in inventory, accounts receivable and bank accounts, subject to certain exceptions and permitted liens. In addition, the ABL Facility agreement is secured by a second lien on certain assets securing the Notes.
The Notes contain covenants that limit the Company’s ability to, among other things: (i) grant or incur liens on the collateral; (ii) incur, assume or guarantee additional indebtedness; (iii) enter into sale and lease-back transactions; (iv) sell or otherwise dispose of assets that are collateral; and (v) make certain restricted payments or other investments.
The ABL Facility contains customary covenants restricting the Company’s activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale and lease-back transactions and make changes in its corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the ABL Credit Agreement includes, as a financial covenant, a springing fixed charge coverage ratio which arises when availability falls below a specified threshold.
On June 6, 2020, we redeemed our 2021 Notes and paid the required make-whole premium. Following the redemption, our obligations under the 2021 Notes were discharged.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.

OVERVIEW
Effective March 23, 2020, Sonia Syngal became the Company’s chief executive officer after previously serving as the president and chief executive officer of Old Navy Global. Also effective March 23, 2020, Katrina O'Connell became the Company's executive vice president and chief financial officer.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in restrictions and shutdowns implemented by national, state, and local authorities. As a result, during the quarter we temporarily closed our North America retail stores and a significant number of our stores in Asia and Europe, causing a significant reduction in net sales in the first quarter of fiscal 2020. However, our e-commerce business remains open and is supported by the employees in the distribution centers. We have also closed many of our corporate offices and other facilities, including our corporate headquarters in San Francisco, and have implemented a work-from-home policy for most of our corporate employees.
Beginning in May 2020, the Company started to reopen stores in select states and countries. When the Company reopened these stores it did so in accordance with local government guidelines. As of June 4, 2020, the Company has reopened more than 1,500 of its stores worldwide.
During the thirteen weeks ended May 2, 2020, the Company recorded an impairment of store assets of $124 million and operating lease assets of $360 million, primarily due to lower cash flows from stores and the reduced estimated fair value of real estate, particularly in mall locations, as a result of the COVID-19 pandemic. See Note 4 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for further information regarding impairments.
During the thirteen weeks ended May 2, 2020, the Company recorded inventory related impairment costs of $235 million, primarily related to seasonal inventory that was stranded in stores when closures occurred or seasonal inventory in distribution centers that was planned for store sales. The costs also include impaired garment and fabric commitment costs for future seasonal product.
In fiscal 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand, including closing about 230 Gap specialty stores during fiscal 2019 and fiscal 2020. The Company continues to believe that these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization. As a result of the COVID-19 pandemic in the first quarter, the Company shifted its focus towards adapting to the COVID-19 challenges and as a result the restructuring costs were not material in the first quarter of fiscal 2020. The Company will continue to evaluate its specialty fleet restructuring strategy as the impact of the COVID-19 pandemic on the business evolves through the remainder of the fiscal year.
We continue to face a period of uncertainty regarding the ongoing impact of the COVID-19 pandemic on both our projected customer demand and supply chain. During the first quarter, most of our Company-owned and franchise stores globally had to close due to COVID-19 mitigation efforts. During this challenging economic environment, we are focused on continuing to take the necessary steps to strengthen our financial flexibility in the face of the unprecedented and continuing impact of COVID-19. These measures include:

•	the draw-down of the entire $500 million available under our revolving credit facility and new debt financing that closed subsequent to the first quarter of fiscal 2020;

•	deferring the record and payment dates for our previously announced first quarter of fiscal 2020 dividend, and suspending our regular quarterly cash dividend for the remainder of fiscal 2020;

•	suspending stock repurchases for the remainder of fiscal 2020;

•	reducing planned capital expenditures in fiscal 2020;

•	reviewing all operating expenses for opportunities to reduce spending;

•	realigning inventory to expected sales trends based upon estimated timing of stores reopening;

•	furloughing the majority of our store teams in North America for the period stores were closed;

•	reducing headcount across our corporate functions which resulted in approximately $35 million of severance related costs during the first quarter of fiscal 2020;

•	temporarily reducing pay for the entire Gap Inc. leadership team along with the Board of Directors; and

•	suspending rent payments for our stores that have been closed in North America due to the COVID-19 pandemic.
In addition, we continue to be focused on the following strategic priorities:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance and appropriate value perception;

•	growing and operating our global e-commerce business;

•	restructuring the Gap brand, with emphasis on the specialty fleet globally, to create a healthier business;

•	attracting and retaining strong talent in our businesses and functions;

•	increasing the focus on improving operational discipline and efficiency by streamlining operations and processes throughout the organization and leveraging our scale;

•	managing inventory to support a healthy merchandise margin; and

•	continuing to integrate social and environmental sustainability into business practices to support long-term growth.

As previously noted, COVID-19 was officially declared a global pandemic by the World Health Organization in March 2020. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our results of operations, cash flows and liquidity in the future.
Additionally, on May 7, 2020, the Company closed the offering of the Notes for $2.25 billion. We also entered into the ABL Facility, with an initial aggregate principal amount of up to $1.8675 billion. Proceeds from the sale of the Notes were used to redeem our 2021 Notes. We also repaid the $500 million that was outstanding under our existing unsecured revolving credit facility and did not borrow any funds under the ABL Facility. Refer to the "Liquidity and Capital Resources" section for further discussion.
Financial results for the first quarter of fiscal 2020 and the first quarter of fiscal 2019 are as follows:

•	Net sales for the first quarter of fiscal 2020 decreased 43 percent compared with the first quarter of fiscal 2019.

•
Gross profit for the first quarter of fiscal 2020 was $268 million compared with $1.34 billion for the first quarter of fiscal 2019. Gross margin for the first quarter of fiscal 2020 was 12.7 percent compared with 36.3 percent for the first quarter of fiscal 2019.

•	Operating loss for the first quarter of fiscal 2020 was $(1,244) million compared with operating income of $316 million for the first quarter of fiscal 2019.

•	The effective income tax rate for the first quarter of fiscal 2020 was 26.0 percent, compared with 24.8 percent for the first quarter of fiscal 2019.

•	Net loss for the first quarter of fiscal 2020 was $(932) million compared with net income of $227 million for the first quarter of fiscal 2019.

•	Diluted loss per share was $(2.51) for the first quarter of fiscal 2020 compared with diluted earnings per share of $0.60 for the first quarter of fiscal 2019.

RESULTS OF OPERATIONS
Net Sales
See Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
We have historically reported comparable sales which include the results of Company-operated stores and sales through online channels. Stores closed for more than three days and stores that have not been open and operated by the Company for at least one year are not included in our comparable sales calculation. As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the thirteen weeks ended May 2, 2020 and we have not included a discussion within our Results of Operations. Similarly, we have historically reported net sales per average square foot and have also omitted this metric for the first quarter of fiscal 2020. We intend to include these metrics in future periods when they become more meaningful.
Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2020	13 Weeks Ended May 2, 2020		May 2, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	4	3	1,208	19.5
Old Navy Asia	17	—	17	—	—
Gap North America	675	—	8	667	7.1
Gap Asia	358	5	2	361	3.2
Gap Europe	137	—	7	130	1.1
Banana Republic North America	541	—	2	539	4.5
Banana Republic Asia	48	1	3	46	0.2
Athleta North America	190	1	—	191	0.8
Intermix North America	33	—	—	33	0.1
Janie and Jack North America	139	—	1	138	0.2
Company-operated stores total	3,345	11	43	3,313	36.7
Franchise	574	29	5	598	N/A
Total	3,919	40	48	3,911	36.7
Increase (decrease) over prior year				1.6%	(0.3)%

	February 2, 2019	13 Weeks Ended May 4, 2019		May 4, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	6	1	1,144	18.7
Old Navy Asia	15	1	—	16	0.2
Gap North America	758	1	15	744	7.7
Gap Asia	332	20	14	338	3.1
Gap Europe	152	1	1	152	1.2
Banana Republic North America	556	2	4	554	4.7
Banana Republic Asia	45	2	1	46	0.2
Athleta North America	161	4	—	165	0.7
Intermix North America	36	—	—	36	0.1
Janie and Jack North America (2)	—	—	—	140	0.2
Company-operated stores total	3,194	37	36	3,335	36.8
Franchise	472	46	4	514	N/A
Total	3,666	83	40	3,849	36.8
Increase over prior year				6.4%	0.8%
__________

(1)	This represents stores that have been permanently closed, not stores that were temporarily closed as a result of COVID-19.

(2)
On March 4, 2019, we acquired select assets of Gymboree Group, Inc. related to Janie and Jack. The 140 stores acquired were not included as store openings for fiscal 2019; however, they are included in the ending number of store locations as of May 4, 2019.

Gap and Banana Republic outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2020 decreased $1.6 billion, or 43 percent, compared with the first quarter of fiscal 2019 driven primarily by temporary store closures across our fleet due to the COVID-19 pandemic.
Our online sales for the first quarter of fiscal 2020 increased $116 million, or 13 percent, compared with the first quarter of fiscal 2019. Although the COVID-19 pandemic and resulting temporary closure of our stores negatively affected our financial results for the first quarter of fiscal 2020, our online sales increased significantly as a percentage of total net sales for the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Cost of goods sold and occupancy expenses	$1,839	$2,362
Gross profit	$268	$1,344
Cost of goods sold and occupancy expenses as a percentage of net sales	87.3%	63.7%
Gross margin	12.7%	36.3%
Cost of goods sold and occupancy expenses increased 23.6 percentage points as a percentage of net sales in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019.

•
Cost of goods sold increased 13.7 percentage points as a percentage of net sales in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019, primarily driven by higher inventory impairment due to store closures and decreased retail traffic as a result of COVID-19. Cost of goods sold as a percentage of net sales in the first quarter of fiscal 2020 also increased due to higher promotional activity at all brands.

•
Occupancy expenses increased 9.9 percentage points as a percentage of net sales in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 primarily driven by a decrease in net sales largely due to store closures as a result of COVID-19 without a corresponding decrease in fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Operating expenses	$1,512	$1,028
Operating expenses as a percentage of net sales	71.8%	27.7%
Operating margin	(59.0)%	8.5%
Operating expenses increased $484 million or 44.1 percentage points as a percentage of net sales in the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 primarily due to the following:

•	an increase due to impairment charges related to store assets and operating lease assets of $484 million incurred during the first quarter of fiscal 2020 primarily due to the impact of COVID-19;

•	a gain that occurred during the first quarter of fiscal 2019 related to the sale of a building;

•	severance costs related to reductions in headquarters workforce of $35 million; partially offset by

•	a decrease in store payroll and benefits and other store operating expenses as a result of COVID-19 temporary store closures across all brands.

Interest Expense

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Interest expense	$19	$20
Interest expense primarily includes interest on overall borrowings and obligations primarily related to our 2021 Notes.

Income Taxes

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Income taxes	$(327)	$75
Effective tax rate	26.0%	24.8%
On March 27, 2020, the CARES Act was enacted into law, which included certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for qualified leasehold improvements.
The increase in the effective tax rate for the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019 is primarily due to benefits enacted during the quarter as part of the CARES Act and changes in the mix of pretax income between domestic and international operations.
LIQUIDITY AND CAPITAL RESOURCES
As we continue to manage through the impacts of the COVID-19 pandemic in fiscal 2020, it continues to negatively impact our operations and liquidity. Given the COVID-19 market conditions and the impact of store closures, we have taken several actions to improve our financial profile and increase our liquidity, including entering into new debt financing.
On May 7, 2020, we completed the issuance of our 2023 Notes, 2025 Notes, and 2027 Notes and received gross proceeds of $2.25 billion and incurred $43 million of underwriting and other fees. On May 7, 2020, we also entered into an amended and restated senior secured ABL Facility in an initial aggregate principal amount of up to $1.8675 billion. Additionally, on May 7, 2020, we repaid the $500 million that was outstanding under our existing unsecured revolving credit facility and did not borrow any funds under the ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. We believe that current cash balances, cash flows from our operations, and cash flows from the issuance of the above discussed Notes will be sufficient to support our business operations for the next 12 months. We are also able to supplement near-term liquidity, if necessary, with the $1.8675 billion in borrowing capacity on our ABL Facility or other available market instruments. As of May 2, 2020, cash, cash equivalents, and short-term investments were $1.1 billion, the majority of which was held in the United States and is generally accessible without any limitations.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $969 million during the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019, primarily due to the following:
Net Income/Loss

•	Net loss compared with net income in the prior comparable period;
Non-cash items

•
an increase of $484 million due to non-cash impairment charges of store assets and operating lease assets during the first quarter of fiscal 2020 compared with none during the first quarter of fiscal 2019; and

•	an increase of $191 million due to a gain that occurred during the first quarter of fiscal 2019 resulting from sale of a building compared with no gain in the first quarter of fiscal 2020;
Changes in operating assets and liabilities

•
a decrease of $358 million related to income taxes payable, net of receivables and other tax-related items, resulting from a net income tax receivable due to the taxable loss during the first quarter of fiscal 2020 as well as timing of tax-related payments.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash provided by investing activities during the first quarter of fiscal 2020 increased $456 million compared with the first quarter of fiscal 2019, primarily due to the following:

•	$221 million higher net proceeds from available-for-sale securities during the first quarter of fiscal 2020 compared with the first quarter of fiscal 2019;

•
an increase of $123 million due to the net activity related to the purchase and sale of buildings during the first quarter of fiscal 2019 compared with no activity during the first quarter of 2020; and

•	an increase of $69 million due to the purchase of the Janie and Jack brand that occurred during the first quarter of fiscal 2019;
Cash Flows from Financing Activities
Net cash provided by financing activities during the first quarter of fiscal 2020 increased $650 million compared with the first quarter of fiscal 2019, primarily due to the following:

•	$500 million in proceeds received as a result of drawing down on our revolving credit facility during the first quarter of fiscal 2020; and

•	an increase of $142 million due to the suspension of both cash dividends and share repurchases during the first quarter of fiscal 2020.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 2, 2020	May 4, 2019
Net cash provided by (used for) operating activities	$(940)	$29
Less: Purchases of property and equipment (1)	(122)	(165)
Free cash flow	$(1,062)	$(136)
__________

(1)	Excludes purchase of building in fiscal 2019.
Debt and Credit Facilities
Certain financial information about the Company’s debt and credit facilities as of May 2, 2020 is set forth under the heading “Debt and Credit Facilities” in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
In addition, information about the Company’s debt financing transaction completed on May 7, 2020 is set forth under the heading “Subsequent Events” in Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
On March 4, 2020, the Company declared a first quarter fiscal 2020 dividend of $0.2425 per share. On March 26, 2020, the Company announced that the dividend would now be payable on or after April 28, 2021 to shareholders of record at the close of business on April 7, 2021, subject to the right of the Company to further defer the record and payment dates. Further deferral could depend upon, among other factors, the progression of the COVID-19 pandemic, business performance, and the macroeconomic environment. Additionally, the Company suspended its regular quarterly cash dividend through fiscal 2020. The Company determined that taking these actions was in the best interest of the company in order to preserve liquidity in the context of the ongoing duration and impact of COVID-19 on its operations. The Company intends to review its quarterly cash dividend policy as developments warrant.

Share Repurchases
In March 2020, the Company announced its decision to suspend share repurchases through fiscal 2020 due to the economic uncertainty stemming from a number of factors, including the COVID-19 pandemic.
Certain financial information about the Company’s share repurchases is set forth under the heading “Share Repurchases” in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
Other than the debt financing discussed in Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, there have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 1, 2020, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of February 1, 2020, is disclosed in our Annual Report on Form 10-K and has not significantly changed other than as noted below. See Notes 3, 4, and 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for disclosures on our debt, investments, and derivative financial instruments.
On May 7, 2020, we completed the issuance of our 2023 Notes, 2025 Notes, and 2027 Notes and received gross proceeds of $2.25 billion. On May 7, 2020, concurrent with the issuance of the Notes, we paid $43 million of underwriting and other fees, which effectively reduced our proceeds from the issuance of the Notes. The Notes have a fixed interest rate and are exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows. The scheduled maturity of the Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Secured Notes (1)
May 15, 2023	$500	8.375%	Semi-Annual
May 15, 2025	750	8.625%	Semi-Annual
May 15, 2027	1,000	8.875%	Semi-Annual
Total issuance	$2,250
__________

(1)	Includes an option to call the Notes in whole or in part at any time, subject to a make whole premium.
In conjunction with our financings, we obtained new long-term senior unsecured credit ratings from Moody's. On March 26, 2020, Moody's downgraded our senior unsecured rating from Baa2 to Ba1 and changed their outlook from stable to negative. On April 23, 2020, Moody's downgraded our corporate credit ratings from Ba1 to Ba2 with negative outlook, and Standard & Poor's downgraded our credit ratings from BB to BB- with negative outlook. Any future reduction in the Moody's and Standard & Poor's ratings would potentially result in an increase to our interest expense on future borrowings.
Additionally, we sold the majority of our available-for-sale debt securities during the period, effectively reducing our overall market risk related to our short-term investments.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact operations in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our financial results.

Item 1A.	Risk Factors.
The following risk factors supersede and replace the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Risks Related to Our Business and Industry
The novel coronavirus disease (or COVID-19) pandemic is expected to have a material adverse effect on our business and results of operations.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we have temporarily closed a significant number of our stores globally and furloughed the majority of our store teams. We may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our franchisees have closed many of their stores, which will adversely impact our revenues from these franchisees. As a result, we expect our financial results to be materially adversely impacted.
Further, consumer fears about becoming ill with the disease may continue, which will adversely affect traffic to our and our franchisees’ stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic. This may negatively impact sales at our stores and our e-commerce channel and through our franchise agreements. Any significant reduction in consumer visits to, or spending at, our and our franchisees’ stores, caused by COVID-19, and any decreased spending at stores or online caused by decreased consumer confidence and spending following the pandemic, would result in a loss of sales and profits and other material adverse effects.
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products.
As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also have recently closed many of our corporate offices and other facilities, including our corporate headquarters in San Francisco, and have implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business.
If our business does not generate sufficient cash flows from operating activities, and sufficient funds are not otherwise available to us from borrowings under our credit facility or other sources, we may not be able to cover our expenses, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would harm our business. Our insurance costs may also increase substantially in the future to cover the costs our insurance carriers may incur related to this pandemic.

In addition, in light of our store closures, the closures of many of the retail centers in which we operate, and federal, state and local instructions resulting from the COVID-19 pandemic, we are taking certain actions and may take additional actions with respect to many if not all of our existing leases during the COVID-19 pandemic, including negotiating with landlords for rent abatement, terminating certain leases, or discontinuing rent payment, which may subject us to legal, reputational and financial risks. We can provide no assurances that any forbearance of our lease obligations will be provided to us, nor that, following the COVID-19 pandemic, we will be able to recommence our store operations on the current terms of our existing leases, or at all.
The full extent of the COVID-19 pandemic’s impact on our business and results of operations depends on future developments that are uncertain and unpredictable, including the duration and spread of the pandemic, its impact on capital and financial markets and any new information that may emerge concerning the severity of the virus, its spread to other regions as well as the actions taken to contain it, among others. At this point in time, we cannot reasonably estimate the full extent of the COVID-19 pandemic’s impact on our business and results of operations.
We have suspended rent payments for our stores that have been closed because of the COVID-19 pandemic, which could cause the counterparties under those leases to attempt to hold us in breach of our lease obligations and terminate our leases and accelerate our future rents due thereunder if we cannot reach acceptable settlements or otherwise prevail in litigation.
As a result of the COVID-19 pandemic, and in response to orders, mandates, guidelines and recommendations from governmental and public health authorities, we have temporarily closed our North America retail stores and a significant number of our stores globally. Beginning in April 2020, we suspended rent payments under the leases for these stores, which approximate $115 million per month in North America. We are currently negotiating with the counterparties under those leases to defer or abate the applicable rent during the store closure period, to modify the terms (including rent) of our leases going forward after the stores reopen, or in certain instances to terminate the leases and permanently close some of the stores. However, there can be no assurance that we will be able to negotiate rent deferrals or rent abatements, or terminate the leases, on commercially reasonable terms or at all. If we are unable to renegotiate the leases and continue to suspend rent payments, the landlords under a majority of the leases for our stores in the United States could allege that we are in default under the leases and attempt to terminate our lease and accelerate our future rents due thereunder. Although we believe that strong legal grounds exist to support our claim that we are not obligated to pay rent for the stores that have been closed because of the governmental and public health authority orders, mandates, guidelines and recommendations, there can be no assurance that such arguments will succeed and any dispute under these leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome.
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
Our performance is subject to global economic conditions, as well as their impact on levels of consumer spending worldwide. Some of the factors that may influence consumer spending include high levels of unemployment, pandemics (such as the extent and duration of the ongoing impact of the current COVID-19 pandemic, including reduced consumer demand, decreased sales, and widespread temporary store closures), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or there is economic uncertainty.
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
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. Since the beginning of fiscal 2019, there have been significant changes to our executive leadership team, including the departures of our Chief Executive Officer and our President and Chief Executive Officer of Gap brand, the departure of our former Chief Financial Officer, and the appointment of a new Chief People Officer. In March 2020, we promoted Sonia Syngal to Chief Executive Officer and Katrina O’Connell to Chief Financial Officer. The effectiveness of our leaders, including our new Chief Executive Officer and Chief Financial Officer, and any further transition, could have a significant impact on our results of operations.
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
Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations (for example, because of the continuing and unknown aggregate duration and impact of the COVID-19 pandemic on inventory supply and consumer demand), too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins.

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
If our vendors, or any raw material vendors on which our vendors rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the recent COVID-19 pandemic, or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our results of operations.

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
Our ability to effectively obtain real estate to open new stores, distribution centers, and corporate offices nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. For example, in connection with the COVID-19 pandemic, we are in active negotiations with our landlords. Failure to secure adequate new locations, successfully modify or exit existing locations, or effectively manage the profitability of our existing fleet of stores, could have a material adverse effect on our results of operations.

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
We purchase nearly all merchandise from third-party vendors in many different countries, and we require those vendors to adhere to a Code of Vendor Conduct, which includes anti-corruption, environmental, labor, health, and safety standards. From time to time, contractors or their subcontractors may not be in compliance with these standards or applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise into various countries, there can be no assurance that suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors could have a negative impact on our reputation, could subject us to liability, and could have an adverse effect on our results of operations.
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
Our success depends in part on our ability to grow sales and improve margins, in particular at our largest brands. A variety of factors affect comparable sales or margins, including but not limited to apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the thirteen weeks ended May 2, 2020 and are not discussed in this quarterly report on Form 10-Q. During fiscal 2019, our reported quarterly comparable sales have ranged from a high of negative 1 percent in the fourth quarter of fiscal 2019 to a low of negative 4 percent in the first, second and third quarters of fiscal 2019. Over the past five fiscal years, our reported gross margins have ranged from a high of 38.3 percent in fiscal 2017 to a low of 36.2 percent in fiscal 2015. In addition, over the past five fiscal years, our reported operating margins have ranged from a high of 9.6 percent in fiscal 2015 to a low of 3.5 percent in fiscal 2019.
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
In May 2020, we issued $2.25 billion aggregate principal amount of notes (as defined below under "Risks Relating to Our Indebtedness and the Notes"). As a result, we will have additional costs that include interest payable semi-annually on the notes.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2019 with $1.4 billion of cash and cash equivalents on our balance sheet. We are also able to supplement near-term liquidity, if needed, with our ABL Credit Facility (as defined below under "Risks Relating to Our Indebtedness and the Notes"), which we entered into in May 2020 and which has an initial aggregate principal amount of $1.8675 billion in undrawn commitments. We continue to target a cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. However, our cash flows from operating activities have declined significantly, largely due to reduced store traffic and widespread temporary store closures as a result of the COVID-19 pandemic. In addition, any future reduction in our credit ratings could result in reduced access to the credit and capital markets, and higher interest costs and potentially increased lease or hedging costs. Reduction in our credit ratings could also negatively impact our ability to enter into new debt arrangements in the future.
In April 2020 following the announcement of the pending issuance of the notes, Standard and Poor’s Ratings Service downgraded their credit rating of us from BB to BB- with negative outlook and Moody’s Investor Service downgraded their corporate credit rating of us from to Ba1 to Ba2 with negative outlook. These downgrades, and any future reduction in our credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in future financial documents and higher interest costs, and potentially increased lease or hedging costs.
See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on debt and credit facilities.
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
Any changes in laws or regulations, the imposition of additional laws or regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, anti-corruption, trade, product safety, transportation and logistics, health care, tax, cybersecurity, privacy, operations, or environmental issues, among others, could have an adverse impact on our financial condition and results of operations.

Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, and other adverse weather conditions; unforeseen public health crises, such as pandemics and epidemics (including, for example, the ongoing COVID-19 pandemic); political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events, such as fires or other disasters occurring at our distribution centers or our vendors’ manufacturing facilities, whether occurring in the United States or internationally, could disrupt our operations, including the operations of our franchisees or the operations of one or more of our vendors. In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. These types of events could negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. For example, social distancing measures imposed by governments and related store closures as a result of the COVID-19 pandemic have had and are expected to continue to have a material adverse impact on our store revenue. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our operations and financial results could be adversely affected.
Reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows.
A third-party, Synchrony Financial (“Synchrony”), owns and services our private label credit card and co-branded programs for our Gap, Old Navy, Banana Republic and Athleta brands. Our agreement with Synchrony provides for certain payments to be made by Synchrony to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Synchrony is dependent upon a number of factors, including the level of sales on private label and co-branded accounts, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Synchrony’s ability to extend credit to our customers, as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking, and commercial protection laws. The factors affecting the income and cash flow that we receive from Synchrony can also vary based on a variety of economic, legal, social, and other factors (for example, the ongoing impact of the COVID-19 pandemic) that we cannot control. If the income and cash flow that we receive from the consumer credit card program agreement with Synchrony decreases significantly, our operating results and cash flows could be adversely affected.
We are subject to various proceedings, lawsuits, disputes, and claims from time to time, which could adversely affect our business, financial condition, and results of operations.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. We may face additional Actions as a result of the COVID-19 pandemic, including Actions filed by our landlords in respect of our leases. We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations.
Risks Relating to Our Indebtedness and the Notes
On May 7, 2020, we issued $500 million aggregate principal amount of 8.375% Senior Secured Notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 8.625% Senior Secured Notes due 2025 (the "2025 Notes") and $1 billion aggregate principal amount of 8.875% Senior Secured Notes due 2027 (the "2027 Notes" and, with the 2023 Notes and the 2025 Notes, the "notes") in a private placement. Concurrently with the issuance of the Notes, we entered into a third amended and restated senior secured asset-based revolving credit agreement providing for an asset-based facility (the "ABL Credit Facility") in an initial aggregate principal amount of $1.8675 billion. As a result, we are subject to risks relating to our indebtedness and the notes, including the following risks.

Our level of indebtedness may adversely affect our ability to operate our business, remain in compliance with debt covenants, react to changes in our business or the industry in which we operate, or prevent us from making payments on our indebtedness, including the notes. In addition, the value of the rights of holders of the notes to the Collateral may be reduced by any increase in the indebtedness secured by the Collateral.
We have a significant amount of indebtedness. As of May 2, 2020, after giving pro forma effect to our entry into the ABL Credit Facility and the issuance of the notes, the aggregate principal amount of our total outstanding indebtedness would have been $2,250 million, which would have consisted of $2,250 million of secured indebtedness under the notes. In addition, we would have an additional $1,8675 million in principal amount of undrawn commitments available for additional borrowings under the ABL Credit Facility, subject to borrowing base availability.
Our high level of indebtedness could have important consequences for the holders of the notes. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including with respect to the notes;

•	increase our vulnerability to general adverse economic and external conditions, including the COVID-19 pandemic;

•	impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes;

•
require us to dedicate a material portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes’

•	expose us to the risk of increased interest rates to the extent we make borrowings under the ABL Credit Facility, which bear interest at a variable rate;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less indebtedness; and

•	limit our ability to adjust to changing market conditions.
If we incur any additional indebtedness that ranks equally with the notes and the guarantees of the notes, the holders of that debt will be entitled to share ratably with such holders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us or a guarantor, subject to any collateral arrangements. This may have the effect of reducing the amount of proceeds paid to the holders of the notes. In addition, any other indebtedness secured by the collateral would reduce the value of the rights of holders of the notes to the collateral.
Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.
Despite our level of indebtedness, we may incur additional indebtedness, which could further increase the risks associated with our leverage.
We and our subsidiaries may incur significant additional indebtedness in the future, which may include financing relating to physical and digital retail assets, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. In addition, the ABL Credit Facility and the indenture governing the notes permit, us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness.
If new indebtedness is added to our level of indebtedness, the related risks that we would face could intensify and our ability to satisfy our obligations with respect to these notes could be adversely affected.
We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness, including the notes, will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control, including the COVID-19 pandemic. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under the ABL Credit Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The ABL Credit Facility and the indenture governing the notes restrict, our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our ABL Credit Facility and the holders of certain current and future indebtedness (including the notes) could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Credit Facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under the ABL Credit Facility, and we could be forced into bankruptcy or liquidation, which could result in holders losing their investment in the notes.
We may be unable to refinance our indebtedness.
We may need to refinance all or a portion of our indebtedness before maturity, including the notes and any indebtedness under the ABL Credit Facility. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
Covenants in our debt agreements restrict our business and could limit our ability to implement our business plan.
The ABL Credit Facility and the indenture governing the notes contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in the ABL Credit Facility, our ability to borrow under the ABL Credit Facility may be restricted. The ABL Credit Facility and the indenture governing the notes include, covenants restricting, among other things, our ability to do the following under certain circumstances:

•	grant or incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	make investments in certain subsidiaries;

•	pay dividends, make distributions or redeem or repurchase capital stock; and

•	consolidate or merge with or into, or sell substantially all of our assets to another entity.
The covenants in the ABL Credit Facility are generally more restrictive than the covenants that in the indenture governing the notes. In addition, the ABL Credit Facility requires, us to comply with certain financial covenants, including a minimum annual fixed charge coverage ratio and a maximum annual leverage ratio.
If we default under the ABL Credit Facility, or the indenture governing the notes, because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our financial or other covenants under the ABL Credit Facility, or the indenture governing the notes or that any covenant violations will be waived in the future. Any violation that is not waived could result in an event of default, permitting our lenders to declare outstanding indebtedness and interest thereon due and payable, and permitting the lenders under the ABL Credit Facility to suspend commitments to make any advance or, with respect to the ABL Credit Facility, require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we fail to comply with our financial or other covenants under the ABL Credit Facility, or the indenture governing the notes, we may need additional financing in order to service or extinguish our indebtedness. We may not be able to obtain financing or refinancing on terms acceptable to us, if at all. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts under the proposed ABL Credit Facility or the indenture governing the notes, and any acceleration of amounts due would have a material adverse effect on our liquidity and financial condition.

The liens in favor of the notes are subordinated to liens in favor of the holders of ABL secured obligations on our accounts receivable, inventory, cash, deposit accounts, securities accounts, intercompany loans and certain related assets to the extent of the value thereof. As a result, holders of the notes may not receive full payment on their notes following an event of default.
The ABL Credit Facility is secured by first-priority liens, subject to certain exceptions and permitted liens, on the ABL priority collateral. The notes are secured by second-priority liens, subject to certain exceptions and permitted liens, on the ABL priority collateral. Accordingly, the notes are effectively subordinated to the ABL Credit Facility to the extent of the value of the ABL priority collateral. The holders of obligations under the ABL Credit Facility are entitled to receive proceeds from any realization of ABL priority collateral to repay their obligations in full before the holders of the notes and other obligations similarly secured are entitled to any recovery from such collateral. In the event of a foreclosure, the proceeds from the sale of all of the ABL priority collateral may not be sufficient to satisfy the amounts outstanding under the notes (and other obligations similarly secured, if any) after payment in full of all obligations under the ABL Credit Facility.
There are certain assets that are excluded from the collateral.
Certain of our assets are excluded from the collateral securing the notes and the related guarantees. For example, not all of our real estate assets constitute collateral. If an event of default occurs and the notes are accelerated, the notes and the guarantees will be pari passu with the holders of unsubordinated and unsecured debt of the relevant entity with respect to the excluded assets.
The right of holders of the notes to receive payments on the notes and the guarantees is effectively subordinated to the extent that any other indebtedness is secured on assets not constituting collateral.
The notes and the guarantees are effectively subordinated to any future indebtedness which is incurred or guaranteed by us and is secured by liens on assets and capital stock that are not part of the collateral. The indenture governing the notes permits us to secure additional indebtedness by liens on certain assets other than the collateral in the future.
Such creditors will have claims on the assets securing their indebtedness and will have priority over any claim for payment under the notes or the guarantees to the extent of such security. Holders of the notes will participate in our remaining assets ratably that are not part of the collateral with all holders of our unsecured indebtedness that is deemed to be of the same class as the notes, and potentially with all of our other general creditors and it is possible that there would be no assets remaining that are not part of the collateral after satisfaction of the claims of such secured creditors or, if any assets that are not part of the collateral remained, they might be insufficient to fully satisfy claims of the holders of the notes.
The value of the real property collateral may be less than our internal valuations.
The fair market value of the collateral is subject to fluctuations that include, among other things, general economic conditions and similar factors, which may be influenced by the COVID-19 pandemic. We have not obtained property condition reports or recent Phase I environmental surveys with respect to the collateral, which could have identified additional matters affecting the valuation of the collateral. The amount to be received upon a sale of the collateral would be dependent on numerous factors, including, but not limited to, the actual fair market value of the collateral at such time, the timing and the manner of the sale and the availability of buyers. By its nature, the substantial majority of the collateral may be illiquid or intangible and may have no readily ascertainable market value. Any sale upon foreclosure of the collateral is likely to be conducted in a distressed context rather than between a willing seller and a willing purchaser acting in their discretion to maximize value. Sales of assets in these circumstances are more likely to take an extended period of time and result in lower net proceeds than a typical arms-length transaction. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, the collateral may not be sold in a timely or orderly manner, and the proceeds from any sale or liquidation of this collateral may not be sufficient to pay our obligations under the notes.
The notes and the guarantees are effectively subordinated to indebtedness outstanding under the ABL Credit Facility to the extent of the value of the ABL priority collateral securing such indebtedness. There may not be sufficient collateral to pay off all amounts owing with respect to the notes and additional indebtedness that we may incur that would be secured on the same basis as the notes (after first applying the proceeds of the ABL priority collateral to the repayment of the ABL secured obligations). If the proceeds of any sale of collateral are not sufficient to repay all amounts due on the notes and additional indebtedness that we may incur that would be secured on the same basis as the notes (after first applying the proceeds of the ABL priority collateral to the repayment of the ABL secured obligations), the holders of the notes (to the extent not repaid from the proceeds of the sale of the collateral) would have only a senior unsecured claim against our and the guarantors’ remaining assets for any deficiency.

In the event of our bankruptcy or of any of the guarantors of the notes, the value of the collateral may not be sufficient to secure post-petition interest and the holders of the notes will be deemed to have an unsecured claim to the extent that our obligations in respect of the notes exceed the fair market value of the collateral.
In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any guarantors of the notes, holders of the notes and other obligations secured on a pari passu basis with the notes will only be entitled to post-petition interest under the U.S. bankruptcy code to the extent that the value of their security interest in the collateral is greater than their pre-bankruptcy claim (after first applying the proceeds of the ABL priority collateral to the repayment of the ABL secured obligations). In such event, holders of the notes may be deemed to have an unsecured claim to the extent that our obligations in respect of the notes and other obligations secured on a pari passu basis with the notes exceed the fair market value of the collateral (after first applying the proceeds of the ABL priority collateral to the repayment of the ABL secured obligations). As a result, holders of the notes that have a security interest in collateral with a value equal or less than their pre-bankruptcy claim will not be entitled to post-petition interest under the U.S. bankruptcy code. In addition, it is possible that the bankruptcy trustee, the debtor-in-possession or competing creditors will assert that the fair market value of the collateral with respect to the notes on the date of the bankruptcy filing was less than the then current principal amount of the notes and other obligations secured on a pari passu basis with the notes (after first applying the proceeds of the ABL priority collateral to the repayment of the ABL secured obligations). Upon a finding by a bankruptcy court that the notes are so under-collateralized, the claims in the bankruptcy proceeding with respect to the notes would be bifurcated between a secured claim up to the value of the collateral and an unsecured "deficiency" claim, and the unsecured claim would not be entitled to the benefits of security in the collateral. Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of the holders of the notes to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of the notes to receive other "adequate protection" under the U.S. bankruptcy code. In addition, if any payments of post-petition interest had been made at the time of such a finding of under-collateralization, those payments could be recharacterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to the notes.
The imposition of certain permitted liens could adversely affect the value of the collateral.
The collateral is subject to liens permitted under the terms of the indenture governing the notes, whether arising on or after the date the notes are issued. The beneficiaries of such liens may take actions in respect of the collateral that adversely affect the interests of holders of the notes. The existence of any permitted liens could adversely affect the value of the collateral as well as the ability to realize or foreclose on such collateral. The collateral may also secure future indebtedness and other obligations of ours and any guarantors to the extent permitted by the indenture governing the notes and the security documents. Any future liens on the collateral may reduce the extent of the value of the collateral that would be available to pay obligations under the notes and the guarantees.
Certain laws and regulations may impose restrictions or limitations on foreclosure.
Our obligations under the notes and the guarantees are secured only by the collateral described in the indenture. The notes collateral agent’s ability to foreclose on the collateral on behalf of the holders of the notes may be subject to perfection, priority issues, state law requirements, applicable bankruptcy law, and practical problems associated with the realization of the notes collateral agent’s security interest in or lien on the collateral, including cure rights, foreclosing on the collateral within the time periods permitted by third parties or prescribed by laws, obtaining third-party consents, making additional filings, statutory rights of redemption and the effect of the order of foreclosure. We cannot assure you that the consents of any third parties and approvals by governmental entities or courts of competent jurisdiction will be given when required to facilitate a foreclosure on such assets. Therefore, we cannot assure you that foreclosure on the collateral will be sufficient to make all payments on the notes.
Rights of holders of the notes in the collateral may be adversely affected by the failure to perfect security interests in certain collateral, whether now owned or acquired in the future.
The security interest in the collateral includes certain assets, whether now owned or acquired or arising in the future. Applicable law requires that certain property and rights acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified. The trustee and the notes collateral agent are not obligated to monitor, and we may not inform the trustee or the notes collateral agent of, the future acquisition of property and rights that constitute collateral, so the necessary action may not be taken to properly perfect the security interest in such after-acquired collateral, and neither the notes collateral agent nor the trustee shall have any obligation to take such action. Similarly, the necessary perfection steps may not be taken in respect of security over collateral currently owned. Such failure may result in the loss of the security interest therein or the priority of the security interest in favor of the notes against third parties.

There are circumstances other than repayment or discharge of the notes under which the guarantees and the collateral will be released automatically, without the consent of the trustee or the holders of the notes.
The indenture governing the notes and the security documents provide that the liens securing the notes of a series will be automatically released in some circumstances, including in the event that we or any guarantor sells or otherwise disposes of collateral in a transaction not prohibited by the indenture (other than a sale or disposition to us or to another guarantor). The indenture governing the notes provides that a guarantor may be released from its guarantee in several circumstances without the consent of holders of the notes, including the sale or disposition of the capital stock of that guarantor in a manner not in violation of the indenture (other than a sale or disposition to us or to another guarantor). Collateral held by a guarantor will be automatically released upon the release of such guarantor from its guarantee. Accordingly, substantial collateral may be released automatically without consent of the holders of the notes or the trustee under the indenture governing the notes. Additionally, a guarantor will automatically be released from its guarantee upon the release of such guarantor from its guarantee under all credit facilities and capital market indebtedness (except for any guarantor that owns certain specified collateral). A holder of notes will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the notes.
In addition, pursuant to the terms of the intercreditor agreement relating to the ABL Credit Facility and the notes, the junior-priority lien on the ABL priority collateral securing the notes will also be released automatically to the extent the first-priority liens on the ABL priority collateral securing the obligations under the ABL Credit Facility are released by the collateral agent for the ABL Credit Facility in connection with a sale, transfer or disposition of ABL priority collateral in connection with the foreclosure of, or other exercise of remedies with respect to, ABL priority collateral by the collateral agent for the ABL Credit Facility, but such junior-priority lien will attach to the proceeds of such sale, transfer or disposition. The collateral so released will no longer secure our and the guarantors’ obligations under the notes and the guarantees.
Rights of holders of the notes in the collateral may be adversely affected by bankruptcy proceedings in the United States.
The right of the notes collateral agent to repossess and dispose of the collateral upon acceleration is likely to be significantly impaired by U.S. federal bankruptcy law if bankruptcy proceedings are commenced by or against us prior to or possibly even after the notes collateral agent has repossessed and disposed of the collateral. Under the U.S. bankruptcy code, a secured creditor, such as the notes collateral agent, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without prior bankruptcy court approval, which may not be given or could be materially delayed.
Moreover, the U.S. bankruptcy code permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given "adequate protection." The meaning of the term "adequate protection" may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the notes collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment of loss of value of the collateral through the requirements of "adequate protection." Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, the holders of the notes would have "undersecured claims" as to the difference. U.S. federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorneys’ fees for such "undersecured claims" during the debtor’s bankruptcy case.
The collateral is subject to casualty risk.
Even if we maintain insurance as required pursuant to the indenture, there are certain losses that may be either uninsurable or not economically insurable, in whole or part. Insurance proceeds may not compensate us fully for our losses. If there is a complete or partial loss of any collateral, the insurance proceeds may not be sufficient to satisfy all of our obligations, including the notes and related guarantees.
In the event of a total or partial loss affecting any of the mortgaged facilities securing the notes, certain items of equipment and inventory may not be easily replaced. Accordingly, even though there may be insurance coverage, the extended period needed to obtain replacement units or inventory may cause significant delays, which may have an adverse impact on our operations and results. In addition, certain zoning laws and regulations may prevent rebuilding substantially the same facilities in the event of a casualty, which may have an adverse effect on our operations and results.

The collateral is subject to condemnation risks, which may limit the ability of holders of the notes to recover as a secured creditor for losses to the collateral consisting of mortgaged properties, and which may have an adverse impact on our operations and results.
It is possible that all or a portion of the mortgaged facilities securing the notes may become subject to a condemnation proceeding. In such event, we may be compensated for any total or partial loss of property, but it is possible that such compensation will be insufficient to fully compensate us for our losses. In addition, a total or partial condemnation may interfere with our ability to use and operate all or a portion of the affected facility, which may have an adverse effect on our operations and results.
Any future pledge of collateral might be avoidable by a trustee in bankruptcy.
Any future pledge of collateral (or the perfection thereof) in favor of the notes collateral agent, including pursuant to security documents delivered after the date of the indenture governing the notes might be avoidable by the pledgor (as debtor-in-possession) or by its trustee in bankruptcy if certain events or circumstances exist or occur, including, among others, if the pledgor is insolvent at the time of the pledge, the pledge permits the holders of the notes to receive a greater recovery than if the pledge had not been given and a bankruptcy proceeding in respect of the pledgor is commenced within 90 days following the pledge (or, in certain circumstances, one year).
The priority of the liens securing the collateral may be impaired and title insurance policies may be adversely affected under certain circumstances.
The indenture governing the notes may expressly require us to obtain new title insurance policies, modify existing title insurance policies, obtain new mortgages, or modify existing mortgages. The coverage afforded by the title insurance policies insuring the priority of the mortgage liens that exist or are to be placed on each property may be invalidated or defenses to such coverage may arise for the title companies thereunder, and subject to applicable laws in the applicable jurisdictions, the priority of any existing mortgages could be impaired as a result of the incurrence of obligations under such existing or future agreements without having obtained such policies or modifications. Any such invalidity and/or defenses could reduce the amount of title insurance available and any such impairment of lien priority could reduce the amount of proceeds recovered under the mortgages, in each case, for benefit of the holders of the notes.
The notes will be structurally subordinated to all indebtedness of our existing subsidiaries that are not guarantors of the notes or future subsidiaries that do not become guarantors of the notes.
The notes are guaranteed on a senior secured basis, jointly and severally, by our existing and future direct and indirect domestic subsidiaries that guarantee the ABL Credit Facility or certain future pari passu secured indebtedness. The holders of the notes will not have any claim as a creditor against any of our existing subsidiaries that are not guarantors of the notes or against any of our future subsidiaries that do not become guarantors of the notes. Indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will be effectively senior to claims of the holders of the notes against those subsidiaries.
In addition, the indenture governing the notes permits, subject to some limitations, these subsidiaries to incur additional indebtedness and does not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by these subsidiaries.
We may not be able to repurchase the notes upon a change of control.
Upon the occurrence of specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes (including the notes offered hereby) at 101% of the principal amount of such notes plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. Certain change of control events would also constitute an event of default under the ABL Credit Facility. Therefore, upon the occurrence of a change of control, the lenders under the ABL Credit Facility may have the right, among other things, to terminate their lending commitments or to cause all outstanding debt obligations under the ABL Credit Facility to become due and payable and proceed against the assets securing such debt, any of which would prevent us from borrowing under the ABL Credit Facility to finance a repurchase of the notes. We cannot assure you that we will have available funds sufficient to repurchase the notes and satisfy other payment obligations that could be triggered upon the change of control. If we do not have sufficient financial resources to effect a change of control offer, we would be required to seek additional financing from outside sources to repurchase the notes. We cannot assure you that financing would be available to us on satisfactory terms, or at all. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "Change of Control" under the indenture governing the notes.
The definition of change of control in the indenture governing the notes includes a phrase relating to the sale, assignment, conveyance, transfer or other disposition of "all or substantially all" of our and our restricted subsidiaries’ assets, taken as a whole. Although there is a limited body of case law interpreting the phrase "substantially all," there is no precise established definition of the phrase under applicable law. Accordingly, the ability of a holder of notes to require us to repurchase such notes as a result of a sale, assignment, conveyance, transfer or other disposition of less than all of our and our restricted subsidiaries’ assets taken as a whole to another person or group may be uncertain.

Federal and state fraudulent conveyance or fraudulent transfer laws may permit a court to avoid the notes, any guarantees and the liens securing the notes and any guarantees, subordinate claims in respect of the notes, any guarantees and the liens securing the notes and any guarantees and/or require holders of the notes to return payments received from us in respect of any guarantees and the liens, and, if that occurs, the holders of the notes may not receive any payments on the notes.
Federal and state fraudulent conveyance and fraudulent transfer statutes may apply to the issuance of the notes, the incurrence of any guarantees of the notes and the grant of liens by the issuer and any guarantor (including future liens and future guarantees). Under the U.S. bankruptcy code and comparable provisions of state fraudulent transfer or conveyance laws, which vary from state to state, the notes, any guarantees thereof or the liens securing the notes and any guarantees could be avoided as a fraudulent transfer or conveyance if we or any guarantor, as applicable, (1) issued the notes, incurred the guarantees, or granted the associated liens with the intent of hindering, delaying or defrauding creditors or (2) received less than reasonably equivalent value or fair consideration in return for issuing the notes, incurring the guarantees, or granting the associated liens and, in the case of (2) only, one of the following is also true at the time thereof:

•
we or any guarantor, as applicable, were insolvent or rendered insolvent by reason of the issuance of the notes, the incurrence of the guarantees or the grant of security interests with respect to the notes or guarantees;

•
the issuance of the notes, the incurrence of any guarantees or the grant of security interests with respect to the notes or guarantees left us or any guarantor, as applicable, with an unreasonably small amount of capital or assets to carry on the business;

•	we or any guarantor intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•
we or any guarantor were a defendant in an action for money damages, or had a judgment for money damages docketed against us or the guarantor if, in either case, the judgment is unsatisfied after final judgment.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent the guarantor did not obtain a reasonably equivalent benefit directly or indirectly from the issuance of the notes.
We cannot be certain as to the standards a court would use to determine whether or not we or any guarantor were insolvent at the relevant time or, regardless of the standard that a court uses, whether the notes or the guarantees would be subordinated to our or any of the guarantors’ other debt. In general, however, a court would deem an entity insolvent if:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.
If a court were to find that the issuance of the notes, the incurrence of any guarantee of the notes or the grant of security interests with respect to the notes or guarantees was a fraudulent transfer or conveyance, the court could avoid the payment obligations under the notes or that guarantee, subordinate the notes or that guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of the notes to repay any amounts received with respect to that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, the holders of the notes may not receive any repayment on the notes. Further, the avoidance of the notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of that debt.
Each guarantee contains a provision intended to limit a guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer or conveyance. This provision may not be effective as a legal matter to protect the guarantees from being avoided under fraudulent transfer or conveyance law, or may reduce or eliminate the guarantor’s obligation to an amount that effectively makes the guarantee worthless.
Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the notes to other claims against us under the principle of equitable subordination if the court determines that (1) the holder of notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of notes, and (3) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

We do not intend to offer or register the notes or to exchange the notes in a registered exchange offer.
The notes have not been registered under the Securities Act or any states securities laws and, unless so registered, may not be re-offered or re-sold except pursuant to an exemption from the registration requirements of the Securities Act and applicable state securities laws. We do not intend to register the notes under the Securities Act. As a result, for so long as the notes remain outstanding, they may be transferred or re-sold only in transactions exempt from the securities registration requirements of federal and applicable state securities laws. We cannot assure you that any such exemption, including any exemption under Rule 144A promulgated under the Securities Act, will be available to the holders of the notes and, if any such exemption is not available, holders of the notes will not be able to transfer or resell their notes.
The ability of holders of the notes to transfer the notes may be limited by the absence of an active trading market and an active trading market may not develop for the notes.
There is no established trading market for the notes. We expect the notes to be eligible for trading by "qualified institutional buyers," as defined under Rule 144A, but we do not intend to list the notes on any national securities exchange or include the notes in any automated quotation system. The initial purchasers of the notes have advised us that they intend to make a market in the notes, as permitted by applicable laws and regulations. However, the initial purchasers are not obligated to make a market in the notes and, if commenced, they may discontinue their market-making activities at any time without notice. Therefore, an active market for the notes may not develop or be maintained, which would adversely affect the market price and liquidity of the notes. In that case, the holders of the notes may not be able to sell their notes at a particular time or at a favorable price.
Even if an active trading market for the notes does develop, there is no guarantee that it will continue. Historically, the market for non-investment grade debt has been subject to severe disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may experience similar disruptions and any such disruptions may adversely affect the liquidity in that market or the prices at which the holders of the notes may sell the notes. In addition, subsequent to their initial issuance, the notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar notes, our performance and other factors.
The trading prices for the notes will be directly affected by many factors, including our credit rating.
Credit rating agencies continually revise their ratings for companies they follow, including us. To the extent a trading market for the notes develops, any ratings downgrade could adversely affect the trading price of the notes or the trading market for the notes. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the notes.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs or reduce our access to capital.
Any rating assigned can be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes.
Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the notes is subsequently lowered or withdrawn for any reason, the holders of the notes may not be able to resell the notes without a substantial discount.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended May 2, 2020 by the Company or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (February 2 - February 29)	—	$—	—	$800	million
Month #2 (March 1 - April 4)	—	$—	—	$800	million
Month #3 (April 5 - May 2)	—	$—	—	$800	million
Total	—	$—	—
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

Item 6.	Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective March 23, 2020)	8-K	1-7562	3.1	March 5, 2020
10.1†	Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant	8-K	1-7562	10.1	March 5, 2020
10.2†	Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant	10-K	1-7562	10.57	March 17, 2020
10.3†	Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant	10-K	1-7562	10.64	March 17, 2020
10.4†	Letter Agreement dated March 10, 2020 by and between Katrina O'Connell and the Registrant	10-K	1-7562	10.74	March 17, 2020
10.5†	2020 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.1	March 13, 2020
10.6†	2020 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 13, 2020
10.7†	2020 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.3	March 13, 2020
10.8†	2020 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.4	March 13, 2020
10.9†	Form of Restricted Stock Unit Award Agreement with Bob L. Martin under the 2016 Long-Term Incentive Plan					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
						X
_____________________________

†	Indicates management contract or compensatory plan or arrangement.

(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	June 9, 2020	By	/s/ Sonia Syngal
Sonia Syngal
Chief Executive Officer

Date:	June 9, 2020	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer