Form 10-Q
period 2020-08-01
GAP INC
filed 2020-08-31
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 24, 2020 was 373,593,071.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:

•	the potential impact of COVID-19 on the assumptions and estimates used when preparing the quarterly financial statements, and on our results of operations, financial position, and liquidity;

•	the potential impact if economic conditions caused by COVID-19 were to worsen beyond what is currently estimated by management;

•	the impact of recent accounting pronouncements;

•	recognition of revenue deferrals as revenue;

•	compliance with applicable financial covenants under the 2023 Notes, 2025 Notes, 2027 Notes, and the ABL Facility;

•	unrealized gains and losses from designated cash flow hedges;

•	total gross unrecognized tax benefits;

•	the impact of losses due to indemnification obligations;

•	the outcome of proceedings, lawsuits, disputes, and claims, including the impact of such actions on our financial results;

•	the ability of our new capital structure to provide sufficient liquidity to continue to navigate the COVID-19 pandemic;

•	the ability to supplement near-term liquidity, if necessary, with our $1.8675 billion asset-based revolving credit facility or other available market instruments;

•	current cash balances and cash flows from our operations and from issuance of the 2023 Notes, 2025 Notes, 2027 Notes being sufficient to support our business operations;

•	the impact of the seasonality of our operations;

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance;

•	growing and operating our global online business;

•	realigning inventory with customer demand;

•	increasing focus on improving operational discipline and efficiency by streamlining operations and processes and leveraging scale;

•	managing inventory to support a healthy merchandise margin;

•	the expectation that we will reach additional agreements with our landlords regarding suspended rent payments for our temporarily closed stores in the next several months;

•	rationalizing the Gap and Banana Republic brands, with emphasis on the specialty fleet globally, to create a healthier business;

•	continuing to integrate social and environmental sustainability into business practices;

•	increased interest expense on future borrowings caused by any future reductions in our credit ratings; and

•	the impact of changes in internal control over financial reporting.
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 31, 2020, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

THE GAP, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,188	$1,364	$1,177
Short-term investments	25	290	294
Merchandise inventory	2,242	2,156	2,326
Other current assets	882	706	770
Total current assets	5,337	4,516	4,567
Property and equipment, net of accumulated depreciation of $5,933, $5,839 and $5,926	2,895	3,122	3,141
Operating lease assets	4,689	5,402	5,807
Other long-term assets	795	639	528
Total assets	$13,716	$13,679	$14,043
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,629	$1,174	$1,246
Accrued expenses and other current liabilities	1,124	1,067	908
Current portion of operating lease liabilities	856	920	946
Income taxes payable	40	48	34
Total current liabilities	3,649	3,209	3,134
Long-term liabilities:
Long-term debt	2,212	1,249	1,249
Long-term operating lease liabilities	5,179	5,508	5,644
Lease incentives and other long-term liabilities	423	397	391
Total long-term liabilities	7,814	7,154	7,284
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 374, 371, and 376 shares	19	19	19
Additional paid-in capital	39	—	—
Retained earnings	2,173	3,257	3,551
Accumulated other comprehensive income	22	40	55
Total stockholders’ equity	2,253	3,316	3,625
Total liabilities and stockholders’ equity	$13,716	$13,679	$14,043
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$3,275	$4,005	$5,382	$7,711
Cost of goods sold and occupancy expenses	2,126	2,449	3,965	4,811
Gross profit	1,149	1,556	1,417	2,900
Operating expenses	1,076	1,274	2,588	2,302
Operating income (loss)	73	282	(1,171)	598
Loss on extinguishment of debt	58	—	58	—
Interest expense	58	19	77	39
Interest income	(2)	(8)	(6)	(14)
Income (loss) before income taxes	(41)	271	(1,300)	573
Income taxes	21	103	(306)	178
Net income (loss)	$(62)	$168	$(994)	$395
Weighted-average number of shares - basic	374	378	373	378
Weighted-average number of shares - diluted	374	379	373	380
Earnings (loss) per share - basic	$(0.17)	$0.44	$(2.66)	$1.04
Earnings (loss) per share - diluted	$(0.17)	$0.44	$(2.66)	$1.04
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net income (loss)	$(62)	$168	$(994)	$395
Other comprehensive income (loss), net of tax
Foreign currency translation	(10)	—	(19)	(1)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(1), $1, $1, and $5	(8)	1	11	10
Reclassification adjustment for gains on derivative financial instruments, net of tax of $(1), $(3), $(1), and $(5)	(6)	(3)	(10)	(7)
Other comprehensive income (loss), net of tax	(24)	(2)	(18)	2
Comprehensive income (loss)	$(86)	$166	$(1,012)	$397
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of May 2, 2020	373	$19	$17	$2,235	$46	$2,317
Net loss for the thirteen weeks ended August 1, 2020				(62)		(62)
Other comprehensive loss, net of tax
Foreign currency translation					(10)	(10)
Change in fair value of derivative financial instruments					(8)	(8)
Amounts reclassified from accumulated other comprehensive income					(6)	(6)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(1)			(1)
Share-based compensation, net of forfeitures			17			17
Common stock dividends (1)				—		—
Balance as of August 1, 2020	374	$19	$39	$2,173	$22	$2,253

Balance as of May 4, 2019	378	$19	$—	$3,495	$57	$3,571
Net income for the thirteen weeks ended August 3, 2019				168		168
Other comprehensive income (loss), net of tax
Foreign currency translation					—	—
Change in fair value of derivative financial instruments					1	1
Amounts reclassified from accumulated other comprehensive income					(3)	(3)
Repurchases and retirement of common stock	(3)	—	(29)	(21)		(50)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(1)			(1)
Share-based compensation, net of forfeitures			23			23
Common stock dividends declared and paid ($0.2425 per share)				(91)		(91)
Balance as of August 3, 2019	376	$19	$—	$3,551	$55	$3,625

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 1, 2020	371	$19	$—	$3,257	$40	$3,316
Net loss for the twenty-six weeks ended August 1, 2020				(994)		(994)
Other comprehensive income (loss), net of tax
Foreign currency translation					(19)	(19)
Change in fair value of derivative financial instruments					11	11
Amounts reclassified from accumulated other comprehensive income					(10)	(10)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	12			12
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(8)			(8)
Share-based compensation, net of forfeitures			35			35
Common stock dividends ($0.2425 per share) (1)				(90)		(90)
Balance as of August 1, 2020	374	$19	$39	$2,173	$22	$2,253

Balance as of February 2, 2019	378	$19	$—	$3,481	$53	$3,553
Cumulative effect of a change in accounting principle related to leases				(86)		(86)
Net income for the twenty-six weeks ended August 3, 2019				395		395
Other comprehensive income (loss), net of tax
Foreign currency translation					(1)	(1)
Change in fair value of derivative financial instruments					10	10
Amounts reclassified from accumulated other comprehensive income					(7)	(7)
Repurchases and retirement of common stock	(5)	—	(44)	(56)		(100)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	17			17
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(20)			(20)
Share-based compensation, net of forfeitures			47			47
Common stock dividends declared and paid ($0.485 per share)				(183)		(183)
Balance as of August 3, 2019	376	$19	$—	$3,551	$55	$3,625
__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. On March 26, 2020, the Company announced that the dividend will be payable on or after April 28, 2021 to shareholders of record at the close of business on April 7, 2021. The dividend payable amount was estimated based upon the shareholders of record as of August 1, 2020.
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net income (loss)	$(994)	$395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	256	277
Share-based compensation	35	47
Impairment of operating lease assets	361	—
Impairment of store assets	127	3
Loss on extinguishment of debt	58	—
Amortization of debt issuance costs	4	1
Non-cash and other items	—	6
Gain on sale of building	—	(191)
Deferred income taxes	(125)	46
Changes in operating assets and liabilities:
Merchandise inventory	(91)	(166)
Other current assets and other long-term assets	134	29
Accounts payable	467	147
Accrued expenses and other current liabilities	(40)	(14)
Income taxes payable, net of receivables and other tax-related items	(232)	43
Lease incentives and other long-term liabilities	1	24
Operating lease assets and liabilities, net	(48)	(64)
Net cash provided by (used for) operating activities	(87)	583
Cash flows from investing activities:
Purchases of property and equipment	(208)	(324)
Purchase of building	—	(343)
Proceeds from sale of building	—	220
Purchases of short-term investments	(59)	(150)
Proceeds from sales and maturities of short-term investments	325	146
Purchase of Janie and Jack	—	(69)
Other	2	—
Net cash provided by (used for) investing activities	60	(520)
Cash flows from financing activities:
Proceeds from revolving credit facility	500	—
Payments for revolving credit facility	(500)	—
Proceeds from issuance of long-term debt	2,250	—
Payments to extinguish debt	(1,307)	—
Payments for debt issuance costs	(61)	—
Proceeds from issuances under share-based compensation plans	12	17
Withholding tax payments related to vesting of stock units	(8)	(20)
Repurchases of common stock	—	(100)
Cash dividends paid	—	(183)
Net cash provided by (used for) financing activities	886	(286)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	1	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	860	(225)
Cash, cash equivalents, and restricted cash at beginning of period	1,381	1,420
Cash, cash equivalents, and restricted cash at end of period	$2,241	$1,195
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$39	$38
Cash paid for income taxes during the period, net of refunds	$53	$90
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Balance Sheets as of August 1, 2020 and August 3, 2019, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), and the Condensed Consolidated Statements of Stockholders' Equity for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, and the Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2020 and August 3, 2019, have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of August 1, 2020 and August 3, 2019 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended August 1, 2020 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2021.
COVID-19
In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. As a result, we temporarily closed our North America retail stores and a significant number of our stores globally. In May 2020, we began to safely reopen our temporarily closed stores in accordance with local government guidelines. The Company also implemented several actions during the thirteen weeks ended August 1, 2020, to enhance our liquidity position such as completing the issuance of our Senior Secured Notes for $2.25 billion and entering into a third amended and restated senior secured asset-based revolving credit agreement (the "ABL Facility"), with an initial aggregate principal amount of up to $1.8675 billion. There were no borrowings under the ABL Facility as of August 1, 2020. See Note 3 of Notes to Condensed Consolidated Financial Statements for further details. During the twenty-six weeks ended August 1, 2020, we also suspended share repurchases and dividends, and deferred the first quarter of fiscal 2020 dividend.
We suspended rent payments under the leases for our temporarily closed stores beginning in April 2020 and are now working through negotiations with our landlords relating to those leases. We considered the Financial Accounting Standards Board's ("FASB") recent guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. As of August 1, 2020, the impact of applying the temporary practical expedient was not material to our Condensed Consolidated Financial Statements.
In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. The Company is also considering certain beneficial provisions of the CARES Act, including the net operating loss carryback provision. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the estimated income tax impact of the CARES Act.
We continue to consider the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements including inventory valuation, lease accounting impacts, income taxes, and the impairment of long-lived store assets and operating lease assets. These assumptions and estimates may change as the current situation evolves or new events occur and additional information is obtained. If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position, and liquidity.

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
As of August 1, 2020, restricted cash primarily included consideration that serves as collateral for certain obligations and fees occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	August 1, 2020	February 1, 2020	August 3, 2019
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,188	$1,364	$1,177
Restricted cash included in other current assets	33	—	—
Restricted cash included in other long-term assets	20	17	18
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,241	$1,381	$1,195

Accounting Pronouncements Recently Adopted
ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued accounting standards update ("ASU") No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. We adopted this ASU on a prospective basis on February 2, 2020. The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements or related disclosures.
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
Note 2. Revenue
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements, as well as the newly introduced business-to-business ("B2B") program. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points. Breakage revenue is recognized based upon historical redemption patterns. For online sales, the Company has elected to treat shipping and handling as fulfillment activities and not as a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
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

We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. As of the quarter ended August 1, 2020 and August 3, 2019, there were no material contract liabilities related to our franchise agreements.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended August 1, 2020, the opening balance of deferred revenue for these obligations was $198 million, of which $63 million was recognized as revenue during the period. For the twenty-six weeks ended August 1, 2020, the opening balance of deferred revenue for these obligations was $226 million, of which $118 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $189 million as of August 1, 2020.
We expect that the majority of our revenue deferrals as of the quarter ended August 1, 2020, will be recognized as revenue in the next twelve months as our performance obligations are satisfied.
For the thirteen weeks ended August 3, 2019, the opening balance of deferred revenue for these obligations was $206 million, of which $71 million was recognized as revenue during the period. For the twenty-six weeks ended August 3, 2019, the opening balance of deferred revenue for these obligations was $227 million, of which $134 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $195 million as of August 3, 2019.
Net sales disaggregated for stores and online sales for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 was as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Store sales (1)	$1,642	$3,166	$2,750	$5,989
Online sales (2)	1,633	839	2,632	1,722
Total net sales	$3,275	$4,005	$5,382	$7,711
__________

(1)
Store sales primarily include sales made at our Company-operated stores and franchise sales. Fiscal 2020 store sales were negatively impacted by COVID-19. See Note 1 of Notes to Condensed Consolidated Financial Statements for further details.

(2)
Online sales primarily include sales made through our online channels including curbside pick-up, ship-from-store sales, buy online pick-up in store sales, and order-in-store sales. Additionally, beginning in the second quarter of fiscal 2020, sales from the B2B program are also included.

See Note 10 of Notes to Condensed Consolidated Financial Statements for further disaggregation of revenue by brand and by region.
Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	August 1, 2020	February 1, 2020	August 3, 2019
2021 Notes	$—	$1,249	$1,249
2023 Notes	500	—	—
2025 Notes	750	—	—
2027 Notes	1,000	—	—
Less: Unamortized debt issuance costs	(38)	—	—
Total long-term debt	$2,212	$1,249	$1,249

On June 6, 2020, we redeemed our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 (the "2021 Notes"). We incurred a loss on extinguishment of debt of $58 million, which primarily includes the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations. Prior to redeeming our 2021 Notes, the aggregate principal amount of the 2021 Notes was recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount. Following the redemption, our obligations under the 2021 Notes were discharged.

On May 7, 2020, we completed the issuance of our Senior Secured Notes due 2023 (“2023 Notes”), 2025 (“2025 Notes”), and 2027 (“2027 Notes”) (collectively, the “Notes”) in a private placement to qualified buyers and received gross proceeds of $2.25 billion. Concurrently with the issuance of the Notes, the Company amended the existing unsecured revolving credit facility with the ABL Facility which is scheduled to expire in May 2023. We recorded approximately $61 million of debt issuance costs related to the Notes and ABL Facility within long-term debt and other long-term assets on the Condensed Consolidated Balance Sheet, which will be amortized through interest expense over the life of the related instrument.
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
As of August 1, 2020, the estimated fair value of the Notes was $2.50 billion and was based on the quoted market price for each of the Notes (level 1 inputs) as of the last business day of the respective fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheet, net of the unamortized debt issuance cost.
The ABL Facility has a $1.8675 billion borrowing capacity and bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. We also have the ability to issue letters of credit on our ABL Facility. As of August 1, 2020, we had $48 million in standby letters of credit issued under the ABL Facility. There were no borrowings under the ABL Facility as of August 1, 2020.
The Notes are secured by the Company's real and intellectual property and equipment and intangibles. The Notes contain covenants that limit the Company’s ability to, among other things: (i) grant or incur liens on the collateral; (ii) incur, assume or guarantee additional indebtedness; (iii) enter into sale and lease-back transactions; (iv) sell or otherwise dispose of assets that are collateral; and (v) make certain restricted payments or other investments. The Notes are also subject to certain provisions related to default that, if triggered, could result in acceleration of the maturity of the Notes.
The ABL Facility agreement is secured by specified assets, including a first lien on inventory, accounts receivable and bank accounts. The Notes are also secured by a second priority lien on certain assets securing the ABL Facility, which includes security interests in inventory, accounts receivable and bank accounts, subject to certain exceptions and permitted liens. In addition, the ABL Facility agreement is secured by a second lien on certain assets securing the Notes. The ABL Facility contains customary covenants restricting the Company's activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale and lease-back transactions and make changes in its corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the ABL Facility includes, as a financial covenant, a springing fixed charge coverage ratio which arises when availability falls below a specified threshold.
As of August 1, 2020, we were in compliance with the applicable financial covenants and expect to maintain compliance for the next twelve months.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $56 million as of August 1, 2020. As of August 1, 2020, there were no borrowings under the Foreign Facilities. There were $15 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of August 1, 2020.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of August 1, 2020.

Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended August 1, 2020 or August 3, 2019. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$368	$—	$368	$—
Short-term investments	25	—	25	—
Derivative financial instruments	6	—	6	—
Deferred compensation plan assets	46	46	—	—
Other assets	2	—	—	2
Total	$447	$46	$399	$2
Liabilities:
Derivative financial instruments	$19	$—	$19	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$311	$19	$292	$—
Short-term investments	290	117	173	—
Derivative financial instruments	10	—	10	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$664	$187	$475	$2
Liabilities:
Derivative financial instruments	$10	$—	$10	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 3, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$312	$31	$281	$—
Short-term investments	294	131	163	—
Derivative financial instruments	27	—	27	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$686	$213	$471	$2
Liabilities:
Derivative financial instruments	$9	$—	$9	$—

We have highly liquid investments classified as cash equivalents, which are placed primarily in time deposits, money market funds, and commercial paper. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities. These securities are recorded at fair value using market prices. As of August 1, 2020 and August 3, 2019, the Company held $25 million and $294 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of August 1, 2020, the Company held no material available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. As of August 3, 2019, the Company held $15 million available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were immaterial as of August 1, 2020 and August 3, 2019.
The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
Derivative financial instruments primarily include foreign exchange forward contracts. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. See Note 5 of Notes to Condensed Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
We maintain the Gap, Inc. Deferred Compensation Plan (“DCP”), which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded in other long-term assets on the Condensed Consolidated Balance Sheets.
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
The impact of COVID-19 resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. There were no material impairment charges recorded for long-lived assets during the thirteen weeks ended August 1, 2020. During the twenty-six weeks ended August 1, 2020, the Company recorded impairment of store assets of $127 million and impairment of operating lease assets of $361 million. The impairment of the store assets reduced the carrying amount of the applicable long-lived assets of $131 million to their fair value of $4 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $1,369 million to their fair value of $1,008 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations.
During the thirteen and twenty-six weeks ended August 3, 2019, there were no material impairment charges recorded for long-lived assets.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended August 1, 2020 or August 3, 2019.
Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable, financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollar, Japanese yen, British pound, Mexican peso, Euro, and Taiwan dollar. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	August 1, 2020	February 1, 2020	August 3, 2019
Derivatives designated as cash flow hedges	$214	$501	$652
Derivatives not designated as hedging instruments	727	689	1,046
Total	$941	$1,190	$1,698

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 1, 2020	February 1, 2020	August 3, 2019
Derivatives designated as cash flow hedges:
Other current assets	$3	$6	$15
Other long-term assets	—	—	1
Accrued expenses and other current liabilities	1	2	1
Lease incentives and other long-term liabilities	—	—	1

Derivatives not designated as hedging instruments:
Other current assets	3	4	11
Accrued expenses and other current liabilities	18	8	7

Total derivatives in an asset position	$6	$10	$27
Total derivatives in a liability position	$19	$10	$9
All of the unrealized gains and losses from designated cash flow hedges as of August 1, 2020 will be recognized into net income (loss) within the next twelve months at the then-current values, which may differ from the fair values as of August 1, 2020 shown above.

Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements were not material as of August 1, 2020, February 1, 2020, and August 3, 2019, respectively.
See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts designated in a cash flow hedging relationship recorded in other comprehensive income, on a pre-tax basis, are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gain (loss) recognized in other comprehensive income	$(9)	$2	$12	$15

The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income (Loss)
	13 Weeks Ended August 1, 2020		13 Weeks Ended August 3, 2019
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,126	$1,076	$2,449	$1,274

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(7)	—	(6)	—
Derivatives not designated as hedging instruments	—	32	—	(3)
Total (gain) loss recognized in net income (loss)	$(7)	$32	$(6)	$(3)

	Location and Amount of Gain Recognized in Net Income (Loss)
	26 Weeks Ended August 1, 2020		26 Weeks Ended August 3, 2019
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$3,965	$2,588	$4,811	$2,302

Gain recognized in net income (loss)
Derivatives designated as cash flow hedges	(11)	—	(12)	—
Derivatives not designated as hedging instruments	—	(11)	—	(12)
Total gain recognized in net income (loss)	$(11)	$(11)	$(12)	$(12)

Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Number of shares repurchased (1)	—	2.7	—	4.6
Total cost	$—	$50	$—	$100
Average per share cost including commissions	$—	$18.41	$—	$21.54

__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $800 million remaining as of August 1, 2020. On March 12, 2020, the Company announced its decision to suspend share repurchases through fiscal 2020.
All of the share repurchases were paid for as of February 1, 2020 and August 3, 2019. All common stock repurchased is immediately retired.
Note 7. Income Taxes
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for depreciation of qualified leasehold improvements.
The effective income tax rate was negative 51.2 percent for the thirteen weeks ended August 1, 2020, compared with 38.0 percent for the thirteen weeks ended August 3, 2019. The effective income tax rate was 23.5 percent for the twenty-six weeks ended August 1, 2020, compared with 31.1 percent for the twenty-six weeks ended August 3, 2019. The decrease in the effective tax rates as compared with the respective periods of fiscal 2019 is primarily due to net operating loss carryback provisions of the CARES Act, changes in the mix of pretax income between domestic and international operations and the fiscal 2019 impact of an adjustment for additional guidance issued regarding the Tax Cuts and Jobs Act of 2017 ("TCJA").
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
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of August 1, 2020, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next twelve months of up to $12 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statements of Operations would not be material.
Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted-average number of shares - basic	374	378	373	378
Common stock equivalents (1)	—	1	—	2
Weighted-average number of shares - diluted	374	379	373	380

__________

(1)
For the thirteen and twenty-six weeks ended August 1, 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective periods.

The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 16 million and 17 million for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively, and 15 million and 13 million for the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.

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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of August 1, 2020, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 1, 2020, February 1, 2020, and August 3, 2019, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of August 1, 2020, February 1, 2020, and August 3, 2019, was not material for any individual Action or in total. Subsequent to August 1, 2020, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of August 1, 2020, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of August 1, 2020. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total
13 Weeks Ended August 1, 2020
U.S. (1)	$1,726	$473	$236	$328	$2,763
Canada	145	63	27	—	235
Europe	—	70	2	—	72
Asia	2	158	14	—	174
Other regions	8	19	4	—	31
Total	$1,881	$783	$283	$328	$3,275

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (4)	Total
13 Weeks Ended August 3, 2019
U.S. (1)	$1,794	$645	$530	$331	$3,300
Canada	148	85	53	—	286
Europe	—	131	4	—	135
Asia	11	201	23	—	235
Other regions	19	24	6	—	49
Total	$1,972	$1,086	$616	$331	$4,005

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total
26 Weeks Ended August 1, 2020
U.S. (1)	$2,675	$784	$481	$584	$4,524
Canada	222	97	51	—	370
Europe	—	124	5	—	129
Asia	3	266	26	—	295
Other regions	19	36	9	—	64
Total	$2,919	$1,307	$572	$584	$5,382

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (4)	Total
26 Weeks Ended August 3, 2019
U.S. (1)	$3,435	$1,253	$1,017	$617	$6,322
Canada	276	154	100	1	531
Europe	—	252	7	—	259
Asia	21	434	49	—	504
Other regions	39	45	11	—	95
Total	$3,771	$2,138	$1,184	$618	$7,711
__________

(1)	U.S. includes the United States, Puerto Rico, and Guam.

(2)	Banana Republic Global fiscal year 2019 net sales include the Janie and Jack brand beginning March 4, 2019.

(3)
Primarily consists of net sales for the Athleta, Intermix, and Hill City brands. Beginning in fiscal year 2020, Janie and Jack net sales are also included. Net sales for Athleta for the thirteen and twenty-six weeks ended August 1, 2020 were $267 million and $472 million, respectively.

(4)
Primarily consists of net sales for the Athleta, Intermix, and Hill City brands as well as a portion of income related to our credit card agreement. Net sales for Athleta for the thirteen and twenty-six weeks ended August 3, 2019 were $252 million and $475 million, respectively.

Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Note 11. Store Closing and Other Operating Cost
In fiscal 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand during fiscal 2019 and fiscal 2020. The Company believes these actions will drive a healthier specialty fleet and will serve a more appropriate foundation for brand revitalization. In response to COVID-19, the Company shifted its focus towards adapting to the COVID-19 challenges and as a result the restructuring costs were not material in the first half of fiscal 2020.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a global retailer offering apparel, accessories, and personal care products for men, women, and children under a collection of lifestyle brands - Old Navy, Gap, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, and Old Navy stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile experiences, are tailored uniquely across our portfolio of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.

OVERVIEW
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As a result, we temporarily closed our North America retail stores and a large number of our stores globally. We have temporarily implemented a work-from-home policy for most of our corporate employees. In May 2020, we began to safely reopen our stores with industry-leading safety measures for customers and employees, and as of August 1, 2020, have reopened approximately 90% of our stores worldwide in accordance with local government guidelines. Although the pandemic has caused a significant reduction in net sales, our online sales have increased significantly by leveraging our omni fulfillment capabilities, including curbside pick-up and ship-from-store, to serve customer demand.
In the second quarter of fiscal 2020, the Company announced the launch of a B2B program focused on offering large organizations high-quality reusable, non-medical grade cloth face masks to supply to their employees. We have leveraged our deep supply chain relationships and agile operations to provide these masks to companies in both the private and public sector.
We implemented several actions during the first half of fiscal 2020 to enhance our liquidity position in response to COVID-19. On May 7, 2020, the Company completed the issuance of the Notes for $2.25 billion. We also entered into the ABL Facility, with an initial aggregate principal amount of up to $1.8675 billion. Proceeds from the issuance of the Notes were used to redeem our 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations. Additionally, during the second quarter of fiscal 2020, we repaid the $500 million that was outstanding under our previous unsecured revolving credit facility. Refer to the "Liquidity and Capital Resources" section for further discussion.
As a result of COVID-19, we suspended rent payments beginning in April 2020 due to our temporarily closed stores and are now working through negotiations with our landlords relating to those leases. To date, we’ve negotiated agreements on a number of our leases and more agreements are anticipated over the next several months.
During the twenty-six weeks ended August 1, 2020, the Company recorded impairment of store assets of $127 million and operating lease assets of $361 million, primarily due to lower cash flows from stores and the reduced estimated fair value of real estate, particularly in mall locations, as a result of COVID-19. See Note 4 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for further information regarding impairments.
During the first quarter of fiscal 2020, the Company recorded inventory related impairment costs of $235 million, primarily related to seasonal inventory that was stranded in stores when closures occurred or seasonal inventory in distribution centers that was planned for store sales. The costs also included impaired garment and fabric commitment costs for future seasonal product. As a result of the meaningful improvement in sales trends during the second quarter of fiscal 2020 compared with the first quarter of fiscal 2020, the Company moved through a significant amount of inventory and no material inventory related impairment costs were recorded during the second quarter of fiscal 2020. Additionally, to strategically manage inventory through COVID-19, select summer product is being stored at an off-site facility and our distribution centers and expected to be sold during fiscal 2021.
In fiscal 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand during fiscal 2019 and fiscal 2020. The Company continues to believe that these actions will drive a healthier specialty fleet and will serve as a more appropriate foundation for brand revitalization. As a result of COVID-19 in the first half of fiscal 2020, the Company shifted its focus towards adapting to the COVID-19 challenges and as a result the restructuring costs were not material for the first half of fiscal 2020.

As we continue to face a period of uncertainty regarding the ongoing impact of COVID-19 on both our projected customer demand and supply chain, we remain focused on the following strategic priorities:

•	offering product that is consistently brand-appropriate and on-trend with high customer acceptance and appropriate value perception;

•	growing and operating our global online business;

•	realigning inventory with customer demand;

•	attracting and retaining strong talent in our businesses and functions;

•	increasing the focus on improving operational discipline and efficiency by streamlining operations and processes throughout the organization and leveraging our scale;

•	managing inventory to support a healthy merchandise margin;

•	rationalizing the Gap and Banana Republic brands, with emphasis on the specialty fleet globally, to create a healthier business; and

•	continuing to integrate social and environmental sustainability into business practices to support long-term growth.

We continue to monitor the rapidly evolving pandemic situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the impacts of COVID-19 on our results of operations, cash flows and liquidity in the future.
Financial results for the second quarter of fiscal 2020 and the second quarter of fiscal 2019 are as follows:

•	Net sales for the second quarter of fiscal 2020 decreased 18 percent compared with the second quarter of fiscal 2019.

•
Online sales for the second quarter of fiscal 2020 increased 95 percent compared with the second quarter of fiscal 2019 and store sales for the second quarter of fiscal 2020 decreased 48 percent compared with the second quarter of fiscal 2019.

•
Gross profit for the second quarter of fiscal 2020 was $1.15 billion compared with $1.56 billion for the second quarter of fiscal 2019. Gross margin for the second quarter of fiscal 2020 was 35.1 percent compared with 38.9 percent for the second quarter of fiscal 2019.

•	Operating income for the second quarter of fiscal 2020 was $73 million compared with $282 million for the second quarter of fiscal 2019.

•	The effective income tax rate for the second quarter of fiscal 2020 was negative 51.2 percent, compared with 38.0 percent for the second quarter of fiscal 2019.

•	Net loss for the second quarter of fiscal 2020 was $(62) million compared with net income of $168 million for the second quarter of fiscal 2019.

•	Diluted loss per share was $(0.17) for the second quarter of fiscal 2020 compared with diluted earnings per share of $0.44 for the second quarter of fiscal 2019.

RESULTS OF OPERATIONS
Net Sales
See Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales (“Comp Sales”)
Comp Sales include the results of Company-operated stores and sales through online channels. The calculation of Gap Inc. Comp Sales includes the results of Janie and Jack, Hill City, and Intermix, but excludes the results of our franchise business.
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
For the thirteen weeks ended August 1, 2020, any stores temporarily closed for more than three days as a result of COVID-19 were excluded from the Comp Sales calculations. After stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation for each period.
The percentage change in Comp Sales by global brand and for The Gap, Inc. is as follows:

13 Weeks Ended
August 1, 2020 (1)
Old Navy Global	24%
Gap Global	12%
Banana Republic Global	(27)%
Athleta	19%
The Gap, Inc.	13%
__________

(1)	Comp Sales for the thirteen weeks ended August 1, 2020 reflect an increase in online sales, see Net Sales discussion for further details.

13 Weeks Ended
August 3, 2019
Old Navy Global	(5)%
Gap Global	(7)%
Banana Republic Global	(3)%
Athleta	10%
The Gap, Inc.	(4)%
We have historically reported net sales per average square foot, but as a result of the extensive temporary store closures due to COVID-19, this metric is not meaningful for the first half of fiscal 2020 and therefore we have omitted it.

Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2020	26 Weeks Ended August 1, 2020		August 1, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	14	8	1,213	19.5
Old Navy Asia	17	—	17	—	—
Gap North America	675	2	66	611	6.5
Gap Asia	358	10	10	358	3.2
Gap Europe	137	3	11	129	1.1
Banana Republic North America	541	2	45	498	4.2
Banana Republic Asia	48	4	5	47	0.2
Athleta North America	190	8	2	196	0.8
Intermix North America	33	—	1	32	0.1
Janie and Jack North America	139	—	8	131	0.2
Company-operated stores total	3,345	43	173	3,215	35.8
Franchise	574	35	10	599	N/A
Total	3,919	78	183	3,814	35.8
Decrease over prior year				(1.6)%	(3.5)%

	February 2, 2019	26 Weeks Ended August 3, 2019		August 3, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	28	1	1,166	19.0
Old Navy Asia	15	2	—	17	0.2
Gap North America	758	3	28	733	7.6
Gap Asia	332	29	19	342	3.1
Gap Europe	152	1	2	151	1.3
Banana Republic North America	556	5	7	554	4.7
Banana Republic Asia	45	3	1	47	0.2
Athleta North America	161	10	—	171	0.7
Intermix North America	36	—	1	35	0.1
Janie and Jack North America (2)	—	—	—	140	0.2
Company-operated stores total	3,194	81	59	3,356	37.1
Franchise	472	66	17	521	N/A
Total	3,666	147	76	3,877	37.1
Increase over prior year				6.9%	1.4%
__________

(1)	This represents stores that have been permanently closed, not stores temporarily closed as a result of COVID-19.

(2)
On March 4, 2019, we acquired select assets of Gymboree Group, Inc. related to Janie and Jack. The 140 stores acquired were not included as store openings for fiscal 2019; however, they are included in the ending number of store locations as of August 3, 2019.

Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the second quarter of fiscal 2020 decreased $730 million, or 18 percent, compared with the second quarter of fiscal 2019, reflecting COVID-19-related partial closures during the second quarter of fiscal 2020 that drove a decline of 48 percent in store sales; partially offset by an increase in online sales of 95 percent as a result of leveraging our omni fulfillment capabilities to serve customer demand.
Our net sales for the first half of fiscal 2020 decreased $2.3 billion or 30 percent, compared with the first half of fiscal 2019 driven primarily by temporary store closures due to COVID-19. Although COVID-19 and resulting temporary closure of our stores negatively affected our financial results for the first half of fiscal 2020, our online sales increased significantly for the first half of fiscal 2020 compared with the first half of fiscal 2019.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Cost of goods sold and occupancy expenses	$2,126	$2,449	$3,965	$4,811
Gross profit	$1,149	$1,556	$1,417	$2,900
Cost of goods sold and occupancy expenses as a percentage of net sales	64.9%	61.1%	73.7%	62.4%
Gross margin	35.1%	38.9%	26.3%	37.6%
Cost of goods sold and occupancy expenses increased 3.8 percentage points as a percentage of net sales in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019.

•
Cost of goods sold increased 2.7 percentage points as a percentage of net sales in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019, primarily driven by higher online shipping costs as a result of growth in online sales and higher costs associated with ship-from-store fulfillment; partially offset by lower promotional activity at Gap Global, Old Navy Global, and Athleta.

•
Occupancy expenses increased 1.1 percentage points as a percentage of net sales in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019 primarily driven by a decrease in store sales largely due to COVID-19 store closures with minimal decrease in fixed occupancy expenses, partially offset by an increase in online sales with minimal impact on fixed occupancy expenses.

Cost of goods sold and occupancy expenses increased 11.3 percentage points as a percentage of net sales in the first half of fiscal 2020 compared with the first half of fiscal 2019.

•
Cost of goods sold increased 6.9 percentage points as a percentage of net sales in the first half of fiscal 2020 compared with the first half of fiscal 2019, primarily driven by higher online shipping costs as a result of growth in online sales as well as higher inventory impairment due to store closures and decreased retail traffic as a result of COVID-19.

•
Occupancy expenses increased 4.4 percentage points as a percentage of net sales in the first half of fiscal 2020 compared with the first half of fiscal 2019 primarily driven by a decrease in store sales largely due to COVID-19 store closures with minimal decrease in fixed occupancy expenses, partially offset by an increase in online sales with minimal impact on fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating expenses	$1,076	$1,274	$2,588	$2,302
Operating expenses as a percentage of net sales	32.9%	31.8%	48.1%	29.9%
Operating margin	2.2%	7.0%	(21.8)%	7.8%
Operating expenses decreased $198 million but increased 1.1 percentage points as a percentage of net sales in the second quarter of fiscal 2020 compared with the second quarter of fiscal 2019 primarily due to the following:

•	a decrease in store payroll and benefits and other store operating expenses as a result of COVID-19 temporary store closures across all brands; and

•	separation-related and specialty fleet restructuring costs incurred in the second quarter of fiscal 2019.
Operating expenses increased $286 million or 18.2 percentage points as a percentage of net sales in the first half of fiscal 2020 compared with the first half of fiscal 2019 primarily due to the following:

•	impairment charges related to store assets and operating lease assets of $488 million incurred during the first half of fiscal 2020 primarily due to the impact of COVID-19;

•	a gain that occurred during the first quarter of fiscal 2019 related to the sale of a building; and

•	severance costs of $35 million related to a reduction in headquarters workforce; partially offset by

•	a decrease in store payroll and benefits and other store operating expenses as a result of COVID-19 temporary store closures across all brands; and

•	separation-related and specialty fleet restructuring costs incurred in the first half of fiscal 2019.

Loss on Extinguishment of Debt
On May 7, 2020, the Company completed the issuance of the Notes for $2.25 billion and used the proceeds to redeem our 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Interest expense	$58	$19	$77	$39
Interest expense increased $39 million or 205 percent during the second quarter of fiscal 2020 compared with second quarter of fiscal 2019 and increased $38 million or 97 percent during the first half of fiscal 2020 compared with the first half of fiscal 2019 primarily due to higher total outstanding debt and higher interest rates as a result of the May 7, 2020 issuance of the Notes. The total outstanding principal related to our Notes increased from $1.25 billion as of August 3, 2019, to $2.25 billion as of August 1, 2020. Additionally, the new Notes bear interest at 8.375 percent, 8.625 percent, and 8.875 percent compared with our previous 5.95 percent 2021 Notes.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Income taxes	$21	$103	$(306)	$178
Effective tax rate	(51.2)%	38.0%	23.5%	31.1%
On March 27, 2020, the CARES Act was enacted into law, which included certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for qualified leasehold improvements.
The decrease in the effective tax rate for the second quarter of fiscal 2020 and first half of fiscal 2020 compared with the respective periods of fiscal 2019 is primarily due to the net operating loss carryback provisions of the CARES Act, changes in the mix of pretax income between domestic and international operations and the fiscal 2019 impact of an adjustment for additional guidance issued regarding the TCJA.
LIQUIDITY AND CAPITAL RESOURCES
We continue to manage through the impacts of COVID-19 in fiscal 2020 and the impact it has on our operations and liquidity. During the first half of fiscal 2020, we have taken several actions to improve our financial profile and increase our liquidity, including entering into new debt financing, decreasing capital expenditures, and suspending quarterly cash dividends and share repurchases for the remainder of the fiscal year.
On May 7, 2020, we completed the issuance of our Notes and received gross proceeds of $2.25 billion. Concurrently with the issuance of the Notes, the Company entered into the ABL Facility with an initial aggregate principal amount of up to $1.8675 billion which is scheduled to expire in May 2023. Additionally, on May 7, 2020, we repaid the $500 million that was previously outstanding under our previous unsecured revolving credit facility and did not borrow any funds under the ABL Facility. On June 6, 2020, we redeemed our 2021 Notes. The Company currently believes its new capital structure provides sufficient liquidity to continue to navigate COVID-19.
As of August 1, 2020, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents (1)	$2,188	$—	$2,188
Short-term investments (1)	25	—	25
2023 Notes	500	500	—
2025 Notes	750	750	—
2027 Notes	1,000	1,000	—
Total	$4,463	$2,250	$2,213
__________

(1)	As of August 1, 2020, the majority of our cash, cash equivalents, and short-term investments was held in the United States and is generally accessible without any limitations.
We are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes. We believe that current cash balances and cash flows from our operations will be sufficient to support our business operations for the next twelve months.

Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $670 million during the first half of fiscal 2020 compared with the first half of fiscal 2019, primarily due to the following:
Net Income (Loss)

•	Net loss compared with net income in prior comparable period;
Non-cash items

•	an increase of $485 million due to non-cash impairment charges of store assets and operating lease assets during the first half of fiscal 2020 compared with the first half of 2019; and

•	an increase of $191 million due to a gain that occurred during the first half of fiscal 2019 resulting from the sale of a building;
Changes in operating assets and liabilities

•	an increase of $320 million related to accounts payable primarily due to the suspension of rent for stores closed temporarily as a result of COVID-19; partially offset by

•
a decrease of $275 million related to income taxes payable, net of receivables and other tax-related items, resulting from a net income tax receivable primarily due to the taxable loss carryback estimated for the first half of fiscal 2020 as well as timing of tax-related payments.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations, in addition to the effect of COVID-19, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash provided by investing activities during the first half of fiscal 2020 increased $580 million compared with the first half of fiscal 2019, primarily due to the following:

•	$270 million higher net proceeds from available-for-sale securities during the first half of fiscal 2020 compared with the first half of fiscal 2019;

•	an increase of $123 million due to the net activity related to the purchase and sale of buildings during the first half of fiscal 2019; and

•	$116 million fewer purchases of property and equipment during the first half of fiscal 2020 compared with the first half of 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities during the first half of fiscal 2020 increased $1,172 million compared with the first half of fiscal 2019, primarily due to the following:

•	$2,250 million proceeds received related to the issuance of long-term debt during the first half of fiscal 2020; and

•	an increase of $283 million due to the suspension of both cash dividends and share repurchases during the first half of fiscal 2020; partially offset by

•	$1,307 million payment for the extinguishment of debt during the first half of fiscal 2020.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 1, 2020	August 3, 2019
Net cash provided by (used for) operating activities	$(87)	$583
Less: Purchases of property and equipment (1)	(208)	(324)
Free cash flow	$(295)	$259
__________

(1)	Fiscal 2019 excludes the purchase of a building.
Debt and Credit Facilities
On May 7, 2020, the Company completed the issuance of the Notes for $2.25 billion. We also entered into the ABL Facility, with an initial aggregate principal amount of up to $1.8675 billion. Proceeds from the sale of the Notes were used to redeem our $1.25 billion 2021 Notes.
For additional financial information about the Company’s debt and credit facilities as of August 1, 2020 see “Debt and Credit Facilities” in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
On March 26, 2020, the Company announced that the previously declared first quarter dividend will now be payable on or after April 28, 2021 to shareholders of record at the close of business on April 7, 2021, subject to the right of the Company to further defer the record and payment dates. Further deferral could depend upon, among other factors, the progression of COVID-19, business performance, and the macroeconomic environment. Additionally, the Company suspended its regular quarterly cash dividend through fiscal 2020. The Company determined that taking these actions was in the best interest of the Company in order to preserve liquidity in the context of the ongoing and uncertain duration and impact of COVID-19 on its operations. The Company intends to review its quarterly cash dividend policy as developments warrant.
Share Repurchases
In March 2020, the Company announced its decision to suspend share repurchases through fiscal 2020 due to the economic uncertainty stemming from a number of factors, including COVID-19.
Certain financial information about the Company’s share repurchases is set forth under the heading “Share Repurchases” in Note 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
Other than the debt financing discussed in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, there have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 1, 2020, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
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

On May 7, 2020, we completed the issuance of our Notes and received gross proceeds of $2.25 billion. The Notes have a fixed interest rate and are exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows. The scheduled maturity of the Notes is as follows:

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
Additionally, we sold the majority of our available-for-sale debt securities during fiscal 2020, effectively reducing our overall market risk related to our short-term investments.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 impact on our internal controls to minimize the impact on their design and operating effectiveness.

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
There have been no material changes in our risk factors from those disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended August 1, 2020 by the Company or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (May 3 - May 30)	—	$—	—	$800	million
Month #2 (May 31 - July 4)	—	$—	—	$800	million
Month #3 (July 5 - August 1)	—	$—	—	$800	million
Total	—	$—	—
__________

(1)	Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

Item 6.	Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective March 23, 2020)	8-K	1-7562	3.1	March 5, 2020
4.1	Indenture, dated as of May 7, 2020, by and among the Registrant, the Guarantors party thereto and U.S. Bank National Association as trustee and as collateral agent	8-K	1-7562	4.1	May 8, 2020
4.2	Form of 8.375% Senior Secured Notes due 2023, included in Exhibit 4.1 as Exhibit A-1 to the Indenture	8-K	1-7562	4.2	May 8, 2020
4.3	Form of 8.625% Senior Secured Notes due 2025, included included in Exhibit 4.1 as Exhibit A-2 to the Indenture	8-K	1-7562	4.3	May 8, 2020
4.4	Form of 8.875% Senior Secured Notes due 2027, included included in Exhibit 4.1 as Exhibit A-3 to the Indenture	8-K	1-7562	4.4	May 8, 2020
10.1*	Third Amended and Restated Revolving Credit Agreement dated as of May 7, 2020	8-K	1-7562	10.1	May 8, 2020
10.2†	Agreement and Release dated June 12, 2020 by and between Teri List-Stoll and the Registrant					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
						X
_____________________________

*
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

†	Indicates management contract or compensatory plan or arrangement.

(P)	This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 31, 2020	By	/s/ Sonia Syngal
Sonia Syngal
Chief Executive Officer

Date:	August 31, 2020	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer