Form 10-Q
period 2020-10-31
GAP INC
filed 2020-11-25
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 18, 2020 was 374,029,098.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•the potential impact of COVID-19 on the assumptions and estimates used when preparing the quarterly financial statements, and on our results of operations, financial position, and liquidity;
•the potential impact if economic conditions caused by COVID-19 were to worsen beyond what is currently estimated by management;
•the impact of recent accounting pronouncements;
•recognition of revenue deferrals as revenue;
•compliance with applicable financial covenants under the 2023 Notes, 2025 Notes, 2027 Notes, and the ABL Facility;
•the expected tax impact of our participation in the Coronavirus Aid, Relief and Economic Security Act;
•unrealized gains and losses from designated cash flow hedges;
•total gross unrecognized tax benefits;
•the impact of losses due to indemnification obligations;
•the outcome of proceedings, lawsuits, disputes, and claims, including the impact of such actions on our financial results;
•the ability of our new capital structure to provide sufficient liquidity to continue to navigate the COVID-19 pandemic;
•the ability to supplement near-term liquidity, if necessary, with our $1.8675 billion asset-based revolving credit facility or other available market instruments;
•current cash balances and cash flows from our operations and from issuance of the 2023 Notes, 2025 Notes, 2027 Notes being sufficient to support our business operations;
•the impact of the seasonality of our operations;
•offering product that is consistently brand-appropriate and on-trend with high customer acceptance;
•the impact of adopting the accounting standards update No. 2019-12 on January 31 2021;
•growing and operating our global online business and our newly introduced business-to-business program;
•realigning inventory with customer demand;
•increasing focus on improving operational discipline and efficiency by streamlining operations and processes and leveraging scale;
•managing inventory to support a healthy merchandise margin;
•the expected timing, cost and scope of the strategic review of our operating model in Europe;
•the expectation that we will reach additional agreements with our landlords regarding suspended rent payments for our temporarily closed stores;
•rationalizing the Gap and Banana Republic brands, with emphasis on the specialty fleet globally, to create a healthier business while prioritizing asset-light growth through licensing and franchise partnerships in international markets;
•the impact of our expected lease buyouts related to a small population of stores in the future;
•continuing to integrate social and environmental sustainability into business practices;
•increased interest expense on future borrowings caused by any future reductions in our credit ratings; and
•the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:
•the overall global economic environment and risks associated with the COVID-19 pandemic;
•the risk that we or our franchisees will be unsuccessful in gauging apparel trends and changing consumer preferences;
•the highly competitive nature of our business in the United States and internationally;
•the risk that changes in global economic conditions or consumer spending patterns could adversely impact our results of operations;
•engaging in or seeking to engage in strategic transactions that are subject to various risks and uncertainties;

•the risk that failure to maintain, enhance and protect our brand image could have an adverse effect on our results of operations;
•the risk that the failure to manage key executive succession and retention and to continue to attract qualified personnel could have an adverse impact on our results of operations;
•the risk that our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate;
•the risk that if we are unable to manage our inventory effectively, our gross margins will be adversely affected;
•the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;
•the risk that we are subject to data or other security breaches that may result in increased costs, violations of law, significant legal and financial exposure, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation;
•the risk that a failure of, or updates or changes to, our information technology ("IT") systems may disrupt our operations;
•the risks to our efforts to expand internationally, including our ability to operate in regions where we have less experience;
•the risk that we or our franchisees will be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;
•the risks to our reputation or operations associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct;
•the risk that our franchisees’ operation of franchise stores is not directly within our control and could impair the value of our brands;
•the risk that trade matters could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition, and results of operations;
•the risk that foreign currency exchange rate fluctuations could adversely impact our financial results;
•the risk that comparable sales and margins will experience fluctuations;
•the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial position or our business initiatives;
•the risk that changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations;
•the risk that natural disasters, public health crises (similar to and including the ongoing COVID-19 pandemic), political crises, negative global climate patterns, or other catastrophic events could adversely affect our operations and financial results, or those of our franchisees or vendors;
•the risk that reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our operating results and cash flows;
•the risk that the adoption of new accounting pronouncements will impact future results;
•the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program; and
•the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims.
Additional information regarding factors that could cause results to differ can be found in this Quarterly Report on Form 10-Q and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 25, 2020, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

THE GAP, INC.
TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of October 31, 2020, February 1, 2020, and November 2, 2019	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019	3

	Condensed Consolidated Statements of Stockholders' Equity for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019	4

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 5.	Other Information.	29

Item 6.	Exhibits	30

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,471	$1,364	$788
Short-term investments	178	290	294
Merchandise inventory	2,747	2,156	2,720
Other current assets	966	706	770
Total current assets	6,362	4,516	4,572
Property and equipment, net of accumulated depreciation of $5,891, $5,839 and $5,999	2,846	3,122	3,225
Operating lease assets	4,460	5,402	5,796
Other long-term assets	705	639	525
Total assets	$14,373	$13,679	$14,118
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,284	$1,174	$1,241
Accrued expenses and other current liabilities	1,283	1,067	974
Current portion of operating lease liabilities	823	920	934
Income taxes payable	41	48	43
Total current liabilities	4,431	3,209	3,192
Long-term liabilities:
Long-term debt	2,214	1,249	1,249
Long-term operating lease liabilities	4,899	5,508	5,650
Lease incentives and other long-term liabilities	458	397	393
Total long-term liabilities	7,571	7,154	7,292
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 374, 371, and 373 shares	19	19	19
Additional paid-in capital	60	—	—
Retained earnings	2,268	3,257	3,573
Accumulated other comprehensive income	24	40	42
Total stockholders’ equity	2,371	3,316	3,634
Total liabilities and stockholders’ equity	$14,373	$13,679	$14,118
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$3,994	$3,998	$9,376	$11,709
Cost of goods sold and occupancy expenses	2,374	2,439	6,339	7,250
Gross profit	1,620	1,559	3,037	4,459
Operating expenses	1,445	1,338	4,033	3,640
Operating income (loss)	175	221	(996)	819
Loss on extinguishment of debt	—	—	58	—
Interest expense	55	19	132	58
Interest income	(1)	(7)	(7)	(21)
Income (loss) before income taxes	121	209	(1,179)	782
Income taxes	26	69	(280)	247
Net income (loss)	$95	$140	$(899)	$535
Weighted-average number of shares - basic	374	375	373	377
Weighted-average number of shares - diluted	380	376	373	379
Earnings (loss) per share - basic	$0.25	$0.37	$(2.41)	$1.42
Earnings (loss) per share - diluted	$0.25	$0.37	$(2.41)	$1.41
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$95	$140	$(899)	$535
Other comprehensive income (loss), net of tax
Foreign currency translation	5	(4)	(14)	(5)
Change in fair value of derivative financial instruments, net of tax of $—, $—, $1, and $5	(2)	—	9	10
Reclassification adjustment for gains on derivative financial instruments, net of tax of $(1), $—, $(2), and $(5)	(1)	(9)	(11)	(16)
Other comprehensive income (loss), net of tax	2	(13)	(16)	(11)
Comprehensive income (loss)	$97	$127	$(915)	$524
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of August 1, 2020	374	$19	$39	$2,173	$22	$2,253
Net income for the thirteen weeks ended October 31, 2020				95		95
Other comprehensive income (loss), net of tax
Foreign currency translation					5	5
Change in fair value of derivative financial instruments					(2)	(2)
Amounts reclassified from accumulated other comprehensive income					(1)	(1)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	4			4
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	—			—
Share-based compensation, net of forfeitures			17			17
Common stock dividends (1)				—		—
Balance as of October 31, 2020	374	$19	$60	$2,268	$24	$2,371

Balance as of August 3, 2019	376	$19	$—	$3,551	$55	$3,625
Net income for the thirteen weeks ended November 2, 2019				140		140
Other comprehensive loss, net of tax
Foreign currency translation					(4)	(4)
Change in fair value of derivative financial instruments					—	—
Amounts reclassified from accumulated other comprehensive income					(9)	(9)
Repurchases and retirement of common stock	(3)	—	(23)	(27)		(50)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	5			5
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			19			19
Common stock dividends declared and paid ($0.2425 per share)				(91)		(91)
Balance as of November 2, 2019	373	$19	$—	$3,573	$42	$3,634

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 1, 2020	371	$19	$—	$3,257	$40	$3,316
Net loss for the thirty-nine weeks ended October 31, 2020				(899)		(899)
Other comprehensive income (loss), net of tax
Foreign currency translation					(14)	(14)
Change in fair value of derivative financial instruments					9	9
Amounts reclassified from accumulated other comprehensive income					(11)	(11)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	16			16
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(8)			(8)
Share-based compensation, net of forfeitures			52			52
Common stock dividends ($0.2425 per share) (1)				(90)		(90)
Balance as of October 31, 2020	374	$19	$60	$2,268	$24	$2,371

Balance as of February 2, 2019	378	$19	$—	$3,481	$53	$3,553
Cumulative effect of a change in accounting principle related to leases				(86)		(86)
Net income for the thirty-nine weeks ended November 2, 2019				535		535
Other comprehensive income (loss), net of tax
Foreign currency translation					(5)	(5)
Change in fair value of derivative financial instruments					10	10
Amounts reclassified from accumulated other comprehensive income					(16)	(16)
Repurchases and retirement of common stock	(8)	—	(67)	(83)		(150)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	22			22
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(21)			(21)
Share-based compensation, net of forfeitures			66			66
Common stock dividends declared and paid ($0.7275 per share)				(274)		(274)
Balance as of November 2, 2019	373	$19	$—	$3,573	$42	$3,634
__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. On March 26, 2020, the Company announced that the dividend will be payable on or after April 28, 2021 to shareholders of record at the close of business on April 7, 2021. The dividend payable amount was estimated based upon the shareholders of record as of October 31, 2020.
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net income (loss)	$(899)	$535
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	381	417
Share-based compensation	55	64
Impairment of operating lease assets	361	1
Impairment of store assets	127	9
Loss on extinguishment of debt	58	—
Amortization of debt issuance costs	8	1
Non-cash and other items	—	(4)
Gain on sale of building	—	(191)
Deferred income taxes	(74)	42
Changes in operating assets and liabilities:
Merchandise inventory	(590)	(559)
Other current assets and other long-term assets	37	8
Accounts payable	1,120	129
Accrued expenses and other current liabilities	98	28
Income taxes payable, net of receivables and other tax-related items	(206)	89
Lease incentives and other long-term liabilities	54	19
Operating lease assets and liabilities, net	(131)	(60)
Net cash provided by operating activities	399	528
Cash flows from investing activities:
Purchases of property and equipment	(288)	(523)
Purchase of building	—	(343)
Proceeds from sale of building	—	220
Purchases of short-term investments	(237)	(235)
Proceeds from sales and maturities of short-term investments	348	231
Purchase of Janie and Jack	—	(69)
Other	2	—
Net cash used for investing activities	(175)	(719)
Cash flows from financing activities:
Proceeds from revolving credit facility	500	—
Payments for revolving credit facility	(500)	—
Proceeds from issuance of long-term debt	2,250	—
Payments to extinguish debt	(1,307)	—
Payments for debt issuance costs	(61)	—
Proceeds from issuances under share-based compensation plans	16	22
Withholding tax payments related to vesting of stock units	(8)	(21)
Repurchases of common stock	—	(150)
Cash dividends paid	—	(274)
Net cash provided by (used for) financing activities	890	(423)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	4	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,118	(614)
Cash, cash equivalents, and restricted cash at beginning of period	1,381	1,420
Cash, cash equivalents, and restricted cash at end of period	$2,499	$806
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$41	$75
Cash paid for income taxes during the period, net of refunds	$8	$117
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
The Condensed Consolidated Balance Sheets as of October 31, 2020 and November 2, 2019, and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Comprehensive Income (Loss), and the Condensed Consolidated Statements of Stockholders' Equity for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, and the Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, have been prepared by The Gap, Inc. (the “Company,” “we,” and “our”). In the opinion of management, such statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of October 31, 2020 and November 2, 2019 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 1, 2020 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended October 31, 2020 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2021.
COVID-19
In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. As a result, we temporarily closed our North America retail stores and a large number of our stores globally. In May 2020, we began to safely reopen our temporarily closed stores in accordance with local government guidelines and most stores were open during the thirteen weeks ended October 31, 2020. Beginning in late October 2020, several European countries instituted new lockdown mandates to contain surging COVID-19 cases and as a result we have temporarily closed certain stores in Europe. We will continue to monitor regional mandates for additional temporary store closures as they arise.
During the thirty-nine weeks ended October 31, 2020, the Company implemented several actions including completing the issuance of our Senior Secured Notes for $2.25 billion due 2023 (“2023 Notes”), 2025 (“2025 Notes”), and 2027 (“2027 Notes”) (collectively, the “Notes”) and entering into a third amended and restated senior secured asset-based revolving credit agreement (the "ABL Facility") in May 2020. See Note 3 of Notes to Condensed Consolidated Financial Statements for further details related to our debt and credit facilities. Additionally, we suspended share repurchases and dividends and deferred the first quarter of fiscal 2020 dividend in March 2020.
As a result of COVID-19, we suspended rent payments beginning in April 2020 due to our temporarily closed stores and are continuing to work through negotiations with our landlords relating to those leases. We considered the Financial Accounting Standards Board's ("FASB") guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. As of October 31, 2020, the impact of applying the temporary practical expedient was not material to our Condensed Consolidated Financial Statements.
In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with CARES Act and other financial relief measures worldwide, the Company has recognized $67 million of payroll related credits for the thirty-nine weeks ended October 31, 2020. The payroll related credits are recorded as a reduction within operating expenses in the Condensed Consolidated Statements of Operations. The Company is also considering certain other beneficial provisions of the CARES Act, including the net operating loss carryback provision. See Note 7 of Notes to Condensed Consolidated Financial Statements for more information on the estimated income tax impact of the CARES Act.

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
As of October 31, 2020, restricted cash primarily included consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,471	$1,364	$788
Restricted cash included in other current assets	4	—	—
Restricted cash included in other long-term assets	24	17	18
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,499	$1,381	$806
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
ASU No. 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company will adopt this ASU on January 31, 2021 and does not expect there to be a material impact on our Condensed Consolidated Financial Statements.
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
We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, Old Navy, and Athleta stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. There were no material contract liabilities related to our franchise agreements for all periods presented.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended October 31, 2020, the opening balance of deferred revenue for these obligations was $189 million, of which $68 million was recognized as revenue during the period. For the thirty-nine weeks ended October 31, 2020, the opening balance of deferred revenue for these obligations was $226 million, of which $140 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $191 million as of October 31, 2020.
We expect that the majority of our revenue deferrals as of the quarter ended October 31, 2020, will be recognized as revenue in the next twelve months as our performance obligations are satisfied.
For the thirteen weeks ended November 2, 2019, the opening balance of deferred revenue for these obligations was $195 million, of which $78 million was recognized as revenue during the period. For the thirty-nine weeks ended November 2, 2019, the opening balance of deferred revenue for these obligations was $227 million, of which $161 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $189 million as of November 2, 2019.
Net sales disaggregated for stores and online sales for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 was as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Store sales (1)	$2,379	$2,992	$5,129	$8,981
Online sales (2)	1,615	1,006	4,247	2,728
Total net sales	$3,994	$3,998	$9,376	$11,709
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales. Fiscal 2020 store sales were negatively impacted by COVID-19. See Note 1 of Notes to Condensed Consolidated Financial Statements for further details.
(2)Online sales primarily include sales made through our online channels including curbside pick-up, ship-from-store sales, buy online pick-up in store sales, and order-in-store sales. Additionally, beginning in the second quarter of fiscal 2020, sales from the B2B program are also included.
See Note 10 of Notes to Condensed Consolidated Financial Statements for further disaggregation of revenue by brand and by region.
Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	October 31, 2020	February 1, 2020	November 2, 2019
2021 Notes	$—	$1,249	$1,249
2023 Notes	500	—	—
2025 Notes	750	—	—
2027 Notes	1,000	—	—
Less: Unamortized debt issuance costs	(36)	—	—
Total long-term debt	$2,214	$1,249	$1,249

In June 2020, we redeemed our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 (the "2021 Notes"). We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations. Prior to redeeming our 2021 Notes, the aggregate principal amount of the 2021 Notes was recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized discount. Following the redemption, our obligations under the 2021 Notes were discharged.
In May 2020, we completed the issuance of the Notes in a private placement to qualified buyers and received gross proceeds of $2.25 billion. Concurrently with the issuance of the Notes, the Company amended the existing unsecured revolving credit facility with the ABL Facility which is scheduled to expire in May 2023. During the second quarter of fiscal 2020, we paid and recorded debt issuance costs related to the Notes and ABL Facility within long-term debt and other long-term assets on the Condensed Consolidated Balance Sheet, which will continue to be amortized through interest expense over the life of the related instrument.
The scheduled maturity of the Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Secured Notes (1)
May 15, 2023	$500	8.375%	Semi-Annual
May 15, 2025	750	8.625%	Semi-Annual
May 15, 2027	1,000	8.875%	Semi-Annual
Total issuance	$2,250
__________
(1)Includes an option to call the Notes in whole or in part at any time, subject to a make-whole premium.
As of October 31, 2020, the estimated fair value of the Notes was $2.54 billion and was based on the quoted market price for each of the Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheet, net of the unamortized debt issuance cost.
The ABL Facility has a $1.8675 billion borrowing capacity and bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. We also have the ability to issue letters of credit on our ABL Facility. As of October 31, 2020, we had $48 million in standby letters of credit issued under the ABL Facility. There were no borrowings under the ABL Facility as of October 31, 2020.
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
As of October 31, 2020, we were in compliance with the applicable financial covenants and expect to maintain compliance for the next twelve months.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $58 million as of October 31, 2020. As of October 31, 2020, there were no borrowings under the Foreign Facilities. There were $19 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of October 31, 2020.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of October 31, 2020.

Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended October 31, 2020 or November 2, 2019. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen and thirty-nine weeks ended October 31, 2020 or November 2, 2019.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$678	$178	$500	$—
Short-term investments	178	119	59	—
Derivative financial instruments	6	—	6	—
Deferred compensation plan assets	44	44	—	—
Other assets	2	—	—	2
Total	$908	$341	$565	$2
Liabilities:
Derivative financial instruments	$7	$—	$7	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$311	$19	$292	$—
Short-term investments	290	117	173	—
Derivative financial instruments	10	—	10	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$664	$187	$475	$2
Liabilities:
Derivative financial instruments	$10	$—	$10	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	November 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$238	$3	$235	$—
Short-term investments	294	131	163	—
Derivative financial instruments	12	—	12	—
Deferred compensation plan assets	53	53	—	—
Other assets	2	—	—	2
Total	$599	$187	$410	$2
Liabilities:
Derivative financial instruments	$10	$—	$10	$—

We have highly liquid investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our investments in cash equivalents are placed primarily in time deposits, money market funds, and debt securities.
Our available-for-sale securities are comprised of investments in debt securities and are recorded in both short-term investments and cash and cash equivalents on the Condensed Consolidated Balance Sheets. These securities are recorded at fair value using market prices. As of October 31, 2020 and November 2, 2019, the Company held $178 million and $294 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of October 31, 2020 and November 2, 2019, the Company held $222 million and $17 million available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were not material as of October 31, 2020 and November 2, 2019.
The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and thirty-nine weeks ended October 31, 2020 or November 2, 2019, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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
Nonfinancial Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, including recently shared strategic plans. The fair value of the long-lived assets is determined using level 3 inputs and based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is at the store level.
The impact of COVID-19 resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. There were no material impairment charges recorded for long-lived assets during the thirteen weeks ended October 31, 2020. During the thirty-nine weeks ended October 31, 2020, the Company recorded impairment of store assets of $127 million and impairment of operating lease assets of $361 million. The impairment of the store assets reduced the carrying amount of the applicable long-lived assets of $131 million to their fair value of $4 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $1,369 million to their fair value of $1,008 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations.
There were no material impairment charges recorded for long-lived assets during the thirteen weeks ended November 2, 2019. During the thirty-nine weeks ended November 2, 2019, the Company recorded impairment of store assets of $9 million and impairment of operating lease assets of $1 million. The impairment of the store assets reduced the carrying amount of the applicable long-lived assets of $10 million to their fair value of $1 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $61 million to their fair value of $60 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and thirty-nine weeks ended October 31, 2020 or November 2, 2019.

Note 5. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable, financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollar, Japanese yen, British pound, Euro, Mexican peso, Taiwan dollar, and Chinese yuan. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Derivatives designated as cash flow hedges	$474	$501	$640
Derivatives not designated as hedging instruments	539	689	706
Total	$1,013	$1,190	$1,346

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	October 31, 2020	February 1, 2020	November 2, 2019
Derivatives designated as cash flow hedges:
Other current assets	$2	$6	$7
Other long-term assets	—	—	1
Accrued expenses and other current liabilities	1	2	2

Derivatives not designated as hedging instruments:
Other current assets	4	4	4
Accrued expenses and other current liabilities	6	8	8

Total derivatives in an asset position	$6	$10	$12
Total derivatives in a liability position	$7	$10	$10
Substantially all of the unrealized gains and losses from designated cash flow hedges as of October 31, 2020 will be recognized into net income (loss) within the next twelve months at the then-current values, which may differ from the fair values as of October 31, 2020 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Condensed Consolidated Balance Sheets, and as such, the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements were not material for all periods presented.
See Note 4 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The effective portion of gains and losses on foreign exchange forward contracts designated in a cash flow hedging relationship recorded in other comprehensive income, on a pre-tax basis, are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gain (loss) recognized in other comprehensive income	$(2)	$—	$10	$15

The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income
	13 Weeks Ended October 31, 2020		13 Weeks Ended November 2, 2019
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,374	$1,445	$2,439	$1,338

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(2)	—	(9)	—
Derivatives not designated as hedging instruments	—	4	—	8
Total (gain) loss recognized in net income	$(2)	$4	$(9)	$8

	Location and Amount of Gain Recognized in Net Income (Loss)
	39 Weeks Ended October 31, 2020		39 Weeks Ended November 2, 2019
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$6,339	$4,033	$7,250	$3,640

Gain recognized in net income (loss)
Derivatives designated as cash flow hedges	(13)	—	(21)	—
Derivative not designated as hedging instruments	—	(7)	—	(4)
Total gain recognized in net income (loss)	$(13)	$(7)	$(21)	$(4)
Note 6. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Number of shares repurchased (1)	—	2.9	—	7.5
Total cost	$—	$50	$—	$150
Average per share cost including commissions	$—	$17.17	$—	$19.85
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $800 million remaining as of October 31, 2020. On March 12, 2020, the Company announced its decision to suspend share repurchases through fiscal 2020.
All of the share repurchases were paid for as of February 1, 2020 and November 2, 2019. All common stock repurchased is immediately retired.
Note 7. Income Taxes
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for depreciation of qualified leasehold improvements.
The effective income tax rate was 21.5 percent for the thirteen weeks ended October 31, 2020, compared with 33.0 percent for the thirteen weeks ended November 2, 2019. The decrease in the effective tax rate is primarily due to changes in the mix of pretax income between domestic and international operations, partially offset by the impacts of the net operating loss carryback provisions of the CARES Act.
The effective income tax rate was 23.7 percent for the thirty-nine weeks ended October 31, 2020, compared with 31.6 percent for the thirty-nine weeks ended November 2, 2019. The decrease in the effective tax rate is primarily due to changes in the mix of pretax income between domestic and international operations and the fiscal 2019 impact of an adjustment for additional guidance issued regarding the Tax Cuts and Jobs Act of 2017 ("TCJA"), partially offset by the impacts of the net operating loss carryback provisions of the CARES Act.
The Company conducts business globally, and as a result, files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Canada, France, the United Kingdom, China, Hong Kong, Japan, and India. We are no longer subject to U.S. federal income tax examinations for fiscal years before 2009, and with few exceptions, we are also no longer subject to U.S. state, local, or non-U.S. income tax examinations for fiscal years before 2010.
The Company is in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of October 31, 2020, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next twelve months of up to $3 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Condensed Consolidated Statements of Operations would not be material.

Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted-average number of shares - basic	374	375	373	377
Common stock equivalents (1)	6	1	—	2
Weighted-average number of shares - diluted	380	376	373	379
__________
(1)For the thirty-nine weeks ended October 31, 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 12 million and 17 million for the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively, and 16 million and 14 million for the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 31, 2020, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of October 31, 2020, February 1, 2020, and November 2, 2019, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to October 31, 2020, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of October 31, 2020, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, Athleta, and Intermix. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of October 31, 2020. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.

Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total
13 Weeks Ended October 31, 2020
U.S. (1)	$2,034	$611	$323	$370	$3,338
Canada	193	86	39	3	321
Europe	—	115	3	—	118
Asia	1	169	18	—	188
Other regions	14	12	3	—	29
Total	$2,242	$993	$386	$373	$3,994

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (4)	Total
13 Weeks Ended November 2, 2019
U.S. (1)	$1,769	$689	$532	$274	$3,264
Canada	151	97	55	1	304
Europe	—	128	3	—	131
Asia	9	220	21	—	250
Other regions	18	24	7	—	49
Total	$1,947	$1,158	$618	$275	$3,998

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (3)	Total
39 Weeks Ended October 31, 2020
U.S. (1)	$4,709	$1,395	$804	$954	$7,862
Canada	415	183	90	3	691
Europe	—	239	8	—	247
Asia	4	435	44	—	483
Other regions	33	48	12	—	93
Total	$5,161	$2,300	$958	$957	$9,376

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (2)	Other (4)	Total
39 Weeks Ended November 2, 2019
U.S. (1)	$5,204	$1,942	$1,549	$891	$9,586
Canada	427	251	155	2	835
Europe	—	380	10	—	390
Asia	30	654	70	—	754
Other regions	57	69	18	—	144
Total	$5,718	$3,296	$1,802	$893	$11,709
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
(2)Banana Republic Global fiscal year 2019 net sales include the Janie and Jack brand beginning March 4, 2019.
(3)Primarily consists of net sales for the Athleta, Intermix, and Hill City brands. Beginning in fiscal year 2020, Janie and Jack net sales are also included. Net sales for Athleta for the thirteen and thirty-nine weeks ended October 31, 2020 were $292 million and $764 million, respectively.
(4)Primarily consists of net sales for the Athleta, Intermix, and Hill City brands as well as a portion of income related to our credit card agreement. Net sales for Athleta for the thirteen and thirty-nine weeks ended November 2, 2019 were $216 million and $691 million, respectively.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Note 11. Store Closing and Other Operating Cost
In fiscal 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand during fiscal 2019 and fiscal 2020. In fiscal 2020, the Company shifted its focus towards adapting to the COVID-19 challenges and a broader scope of strategic initiatives. As a result, restructuring costs were not material in fiscal 2020. See Overview of Management's Discussion and Analysis included in Part I, Item 2 of this Form 10-Q, for more detail on some of the strategic initiatives being undertaken by the Company.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We also offer an assortment of products for men, women, and children through our Intermix, Janie and Jack, and Hill City brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Hong Kong, Taiwan, and Mexico. Our products are also available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, Old Navy, and Athleta stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources. We also sell products that are designed and manufactured by branded third parties, primarily at our Intermix brand.

OVERVIEW
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As a result, we temporarily closed our North America retail stores and a large number of our stores globally. In May 2020, we began to safely reopen our temporarily closed stores with industry-leading safety measures for customers and employees and most stores were open during the thirteen weeks ended October 31, 2020. Beginning in late October 2020, several European countries instituted new lockdown mandates to contain surging COVID-19 cases and as a result we have temporarily closed certain stores in Europe. We will continue to monitor regional mandates for additional temporary store closures as they arise. Although the pandemic has caused a significant reduction in store sales, our online sales have increased significantly by leveraging our omni fulfillment capabilities, including curbside pick-up and ship-from-store, to serve customer demand.
On October 20, 2020, we shared plans to strategically review our operating model in Europe, which includes 122 Company-operated stores. As part of the review, we are considering the possibility of leveraging the strength of our franchise business model and transferring elements of the business to interested partners. We are also reviewing the strategies of our warehouse and distribution model and our Company-owned e-commerce sites for Gap and Banana Republic in Europe. While no decisions have been made, such plans could result in additional costs to the Company including charges related to leases and inventory, and employee-related costs. We are targeting early fiscal 2021 to finalize our plans.
Additionally, on October 22, 2020, the Company shared its strategic focus to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. The majority of the select stores being considered have leases that expire in fiscal 2020 and fiscal 2021 which allows us to exit underperforming stores with a minimal net impact to our Consolidated Statement of Operations. As of October 31, 2020, we have closed, net of openings, 143 Gap and Banana Republic stores in North America in fiscal 2020.
As a result of COVID-19, we suspended rent payments beginning in April 2020 due to our temporarily closed stores and are continuing to work through negotiations with our landlords relating to those leases. As result of the negotiations with our landlords, the Company executed several cash buyout agreements during the third quarter of fiscal 2020 totaling approximately $57 million. The net impact of these buyouts was not material to our Condensed Consolidated Statement of Operations for the thirteen weeks ended October 31, 2020. The Company expects substantial cash lease buyout amounts in the future relating to a small population of stores we intend to close across multiple brands but we expect these buyouts to have a minimal net impact to our Consolidated Statements of Operations.
In July 2020, the Company announced the launch of a B2B program focused on offering large organizations high-quality reusable, non-medical grade cloth face masks to supply to their employees. We have leveraged our deep supply chain relationships and agile operations to provide these masks to companies in both the private and public sector.
We implemented several actions during fiscal 2020 to enhance our liquidity position in response to COVID-19. In May 2020, the Company completed the issuance of the Notes for $2.25 billion. We also entered into the ABL Facility, with an initial aggregate principal amount of up to $1.8675 billion. Proceeds from the issuance of the Notes were used to redeem our 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations. Additionally, during the second quarter of fiscal 2020, we repaid the $500 million that was outstanding under our previous unsecured revolving credit facility. Refer to the "Liquidity and Capital Resources" section for further discussion.

During the thirty-nine weeks ended October 31, 2020, the Company recorded impairment of store assets of $127 million and operating lease assets of $361 million, primarily due to lower cash flows from stores and the reduced estimated fair value of real estate, particularly in mall locations, as a result of COVID-19. See Note 4 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for further information regarding impairments.
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
As we continue to face a period of uncertainty regarding the ongoing impact of COVID-19 on both our projected customer demand and supply chain, we remain focused on the following strategic priorities in the near-term:
•offering product that is consistently brand-appropriate and on-trend with high customer acceptance and appropriate value perception;
•growing and operating our global online business;
•realigning inventory with customer demand;
•attracting and retaining strong talent in our businesses and functions;
•increasing the focus on improving operational discipline and efficiency by streamlining operations and processes throughout the organization and leveraging our scale;
•managing inventory to support a healthy merchandise margin;
•rationalizing the Gap and Banana Republic brands, to create a healthier business while prioritizing asset-light growth through licensing and franchise partnerships in international markets; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.
We believe focusing on these priorities in the near term will propel the Company to execute against the Power Plan 2023 strategy, including leveraging:
•The Power of its Brands, reflected by the Company’s four purpose-led, lifestyle brands, Old Navy, Gap, Banana Republic and Athleta;
•The Power of its Portfolio, which enables growth synergies across key customer categories; and
•The Power of its Platform, which leverages the company’s powerful platform to both enable growth, such as through competitive omni-channel capabilities, as well as cost synergies, fueled by its scaled operations.
We continue to monitor the rapidly evolving pandemic situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of the situation, the Company cannot reasonably estimate the impacts of COVID-19 on our results of operations, cash flows and liquidity in the future.
Financial results for the third quarter of fiscal 2020 are as follows:
•Net sales for the third quarter of fiscal 2020 were flat compared with the third quarter of fiscal 2019.
•Online sales for the third quarter of fiscal 2020 increased 61 percent compared with the third quarter of fiscal 2019 and store sales for the third quarter of fiscal 2020 decreased 20 percent compared with the third quarter of fiscal 2019.
•Gross profit for the third quarter of fiscal 2020 was $1.62 billion compared with $1.56 billion for the third quarter of fiscal 2019. Gross margin for the third quarter of fiscal 2020 was 40.6 percent compared with 39.0 percent for the third quarter of fiscal 2019.
•Operating income for the third quarter of fiscal 2020 was $175 million compared with $221 million for the third quarter of fiscal 2019.
•The effective income tax rate for the third quarter of fiscal 2020 was 21.5 percent, compared with 33.0 percent for the third quarter of fiscal 2019.
•Net income for the third quarter of fiscal 2020 was $95 million compared with $140 million for the third quarter of fiscal 2019.
•Diluted earnings per share was $0.25 for the third quarter of fiscal 2020 compared with $0.37 for the third quarter of fiscal 2019.

RESULTS OF OPERATIONS
Net Sales
See Note 2 and Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales (“Comp Sales”)
Comp Sales include the results of Company-operated stores and sales through online channels. The calculation of Gap Inc. Comp Sales includes the results of Intermix, Janie and Jack, and Hill City, but excludes the results of our franchise business.
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
For the thirteen weeks ended October 31, 2020, any stores temporarily closed for more than three days as a result of COVID-19 were excluded from the Comp Sales calculations. After temporarily closed stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation for each period.
The percentage change in Comp Sales by global brand and for The Gap, Inc. is as follows:

13 Weeks Ended
October 31, 2020 (1)
Old Navy Global	17%
Gap Global	(5)%
Banana Republic Global	(30)%
Athleta	37%
The Gap, Inc.	5%
__________
(1)Comp Sales for the thirteen weeks ended October 31, 2020 reflect an increase in online sales, see Net Sales discussion for further details.

13 Weeks Ended
November 2, 2019
Old Navy Global	(4)%
Gap Global	(7)%
Banana Republic Global	(3)%
Athleta	1%
The Gap, Inc.	(4)%
We have historically reported net sales per average square foot, but as a result of the extensive temporary store closures due to COVID-19 and shift in focus to online, this metric is not meaningful for the first three quarters of fiscal 2020 and therefore we have omitted it.

Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2020	39 Weeks Ended October 31, 2020		October 31, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	30	12	1,225	19.7
Old Navy Asia	17	—	17	—	—
Gap North America	675	1	92	584	6.2
Gap Asia	358	11	19	350	3.1
Gap Europe	137	4	19	122	1.0
Banana Republic North America	541	3	55	489	4.1
Banana Republic Asia	48	5	5	48	0.2
Athleta North America	190	10	2	198	0.8
Intermix North America	33	—	1	32	0.1
Janie and Jack North America	139	—	9	130	0.3
Company-operated stores total	3,345	64	231	3,178	35.5
Franchise	574	50	17	607	N/A
Total	3,919	114	248	3,785	35.5
Decrease over prior year				(3.9)%	(5.3)%

	February 2, 2019	39 Weeks Ended November 2, 2019		November 2, 2019
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	60	2	1,197	19.4
Old Navy Asia	15	4	1	18	0.2
Gap North America	758	3	34	727	7.5
Gap Asia	332	46	27	351	3.2
Gap Europe	152	3	12	143	1.2
Banana Republic North America	556	8	10	554	4.7
Banana Republic Asia	45	4	2	47	0.2
Athleta North America	161	24	—	185	0.8
Intermix North America	36	—	1	35	0.1
Janie and Jack North America (2)	—	—	—	139	0.2
Company-operated stores total	3,194	152	89	3,396	37.5
Franchise	472	94	24	542	N/A
Total	3,666	246	113	3,938	37.5
Increase over prior year				6.8%	1.6%
__________
(1)Represents stores that have been permanently closed, not stores temporarily closed as a result of COVID-19.
(2)On March 4, 2019, we acquired select assets of Gymboree Group, Inc. related to Janie and Jack. The 140 stores acquired were not included as store openings for fiscal 2019; however, they are included in the ending number of store locations as of November 2, 2019, net of one closure that occurred in the third quarter of fiscal 2019.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the third quarter of fiscal 2020 were flat, decreasing $4 million, compared with the third quarter of fiscal 2019, reflecting a 61% increase in online sales, offset by a 20% decline in store sales. Net sales increased at Old Navy Global and Athleta and decreased at Gap Global and Banana Republic Global for the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.
Our net sales for the first three quarters of fiscal 2020 decreased $2.3 billion or 20 percent, compared with the first three quarters of fiscal 2019 driven primarily by temporary store closures due to COVID-19. Although COVID-19 and resulting temporary closure of our stores negatively affected our financial results for the first three quarters of fiscal 2020, our online sales increased significantly compared with the first three quarters of fiscal 2019.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Cost of goods sold and occupancy expenses	$2,374	$2,439	$6,339	$7,250
Gross profit	$1,620	$1,559	$3,037	$4,459
Cost of goods sold and occupancy expenses as a percentage of net sales	59.4%	61.0%	67.6%	61.9%
Gross margin	40.6%	39.0%	32.4%	38.1%
Cost of goods sold and occupancy expenses decreased 1.6 percentage points as a percentage of net sales in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019.
•Cost of goods sold increased 2.0 percentage points as a percentage of net sales in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019, primarily driven by higher online shipping costs as a result of growth in online sales partially offset by lower promotional activity at Old Navy and Athleta.
•Occupancy expenses decreased 3.6 percentage points as a percentage of net sales in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019 primarily driven by an increase in online sales with minimal impact on fixed occupancy expenses, as well as a decrease in fixed occupancy expenses as a result of permanent store closures and the impact of lease terminations and amendments.
Cost of goods sold and occupancy expenses increased 5.7 percentage points as a percentage of net sales in the first three quarters of fiscal 2020 compared with the first three quarters of fiscal 2019.
•Cost of goods sold increased 4.7 percentage points as a percentage of net sales in the first three quarters of fiscal 2020 compared with the first three quarters of fiscal 2019, primarily driven by higher online shipping costs as a result of growth in online sales as well as higher inventory impairment due to store closures and decreased retail traffic as a result of COVID-19.
•Occupancy expenses increased 1.0 percentage points as a percentage of net sales in the first three quarters of fiscal 2020 compared with the first three quarters of fiscal 2019 primarily driven by a decrease in net sales largely due to store closures as a result of COVID-19 without a corresponding decrease in occupancy expenses, partially offset by an increase in online sales with minimal impact on fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating expenses	$1,445	$1,338	$4,033	$3,640
Operating expenses as a percentage of net sales	36.2%	33.5%	43.0%	31.1%
Operating margin	4.4%	5.5%	(10.6)%	7.0%
Operating expenses increased $107 million or 2.7 percentage points as a percentage of net sales in the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019 primarily due to the following:
•increase in advertising expenses due to higher investment in marketing support across all purpose-led lifestyle brands;
•additional store payroll and other store related costs to support health and safety measures in stores;
•increase in lease termination fees incurred in fiscal 2020; partially offset by
•separation-related costs incurred in the third quarter of fiscal 2019.
Operating expenses increased $393 million or 11.9 percentage points as a percentage of net sales in the first three quarters of fiscal 2020 compared with the first three quarters of fiscal 2019 primarily due to the following:
•impairment charges related to store assets and operating lease assets of $488 million incurred during the first three quarters of fiscal 2020 primarily due to the impact of COVID-19;
•a gain that occurred during the first quarter of fiscal 2019 related to the sale of a building;
•increase in advertising expenses due to higher investment in marketing support across all purpose-led lifestyle brands;
•increase in lease termination fees incurred in fiscal 2020; and
•severance costs related to reductions in headquarters workforce; partially offset by
•a decrease in store payroll and benefits and other store operating expenses as a result of COVID-19 temporary store closures across all brands which was partially offset by additional costs incurred to support health and safety measures as we reopened stores; and
•separation-related and specialty fleet restructuring costs incurred in the first three quarters of fiscal 2019.

Loss on Extinguishment of Debt
In May 2020, the Company completed the issuance of the Notes for $2.25 billion and used the proceeds to redeem our 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Interest expense	$55	$19	$132	$58
Interest expense increased $36 million or 189 percent during the third quarter of fiscal 2020 compared with third quarter of fiscal 2019 and increased $74 million or 128 percent during the first three quarters of fiscal 2020 compared with the first three quarters of fiscal 2019 primarily due to higher total outstanding debt and higher interest rates as a result of the May 2020 issuance of the Notes. The total outstanding principal related to our Notes increased from $1.25 billion as of November 2, 2019, to $2.25 billion as of October 31, 2020. Additionally, the new Notes bear interest at 8.375 percent, 8.625 percent, and 8.875 percent compared with our previous 5.95 percent 2021 Notes.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Income taxes	$26	$69	$(280)	$247
Effective tax rate	21.5%	33.0%	23.7%	31.6%
On March 27, 2020, the CARES Act was enacted into law, which included certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for depreciation of qualified leasehold improvements.
The decrease in the effective tax rate for the third quarter of fiscal 2020 compared with the third quarter of fiscal 2019 is primarily due to changes in the mix of pretax income between domestic and international operations, partially offset by the impacts of the net operating loss carryback provisions of the CARES Act.
The decrease in the effective tax rate for the first three quarters of fiscal 2020 compared with the respective period of fiscal 2019 is primarily due to changes in the mix of pretax income between domestic and international operations and the fiscal 2019 impact of an adjustment for additional guidance issued regarding the TCJA, partially offset by the impacts of the net operating loss carryback provisions of the CARES Act.
LIQUIDITY AND CAPITAL RESOURCES
We continue to manage through the impacts of COVID-19 in fiscal 2020 and the impact it has on our operations and liquidity. During the first three quarters of fiscal 2020, we have taken several actions to improve our financial profile and increase our liquidity, including entering into new debt financing, decreasing capital expenditures, and suspending quarterly cash dividends and share repurchases for the remainder of the fiscal year.
In May 2020, we completed the issuance of our Notes and received gross proceeds of $2.25 billion. Concurrently with the issuance of the Notes, the Company entered into the ABL Facility with an initial aggregate principal amount of up to $1.8675 billion which is scheduled to expire in May 2023. Additionally, in May 2020, we repaid the $500 million that was previously outstanding under our previous unsecured revolving credit facility and did not borrow any funds under the ABL Facility. In June 2020, we redeemed our 2021 Notes. The Company currently believes its new capital structure provides sufficient liquidity to continue to navigate COVID-19.
As of October 31, 2020, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents (1)	$2,471	$—	$2,471
Short-term investments (1)	178	—	178
2023 Notes	500	500	—
2025 Notes	750	750	—
2027 Notes	1,000	1,000	—
Total	$4,899	$2,250	$2,649
__________
(1)As of October 31, 2020, the majority of our cash, cash equivalents, and short-term investments were held in the United States and are generally accessible without any limitations.
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

Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $129 million during the first three quarters of fiscal 2020 compared with the first three quarters of fiscal 2019, primarily due to the following:
    Net Income (Loss)
•Net loss compared with net income in prior comparable period;
    Non-cash items
•an increase of $478 million due to non-cash impairment charges of store assets and operating lease assets during the first three quarters of fiscal 2020 compared with the first three quarters of 2019; and
•an increase of $191 million due to a gain that occurred during the first three quarters of fiscal 2019 resulting from sale of a building;
    Changes in operating assets and liabilities
•an increase of $991 million related to accounts payable primarily due to a change in payment terms and the suspension of rent payments for stores closed temporarily as a result of the COVID-19; partially offset by
•a decrease of $295 million related to income taxes payable, net of receivables and other tax-related items, resulting from a net income tax receivable primarily due to the taxable loss carryback estimated for the first three quarters of fiscal 2020 as well as timing of tax-related payments.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations, in addition to the impact of COVID-19, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first three quarters of fiscal 2020 decreased $544 million compared with the first three quarters of fiscal 2019, primarily due to the following:
•$235 million fewer purchases of property and equipment during the first three quarters of fiscal 2020 compared with the first three quarters of 2019;
•an increase of $123 million due to the net activity related to the purchase and sale of buildings during the first three quarters of fiscal 2019; and
•$115 million higher net proceeds from available-for-sale securities during the first three quarters of fiscal 2020 compared with the first three quarters of fiscal 2019.
Cash Flows from Financing Activities
Net cash provided by financing activities during the first three quarters of fiscal 2020 increased $1,313 million compared with the first three quarters of fiscal 2019, primarily due to the following:
•$2,250 million proceeds received related to the issuance of long-term debt during the first three quarters of fiscal 2020; and
•an increase of $424 million due to the suspension of cash dividends and share repurchases during the first three quarters of fiscal 2020; partially offset by
•$1,307 million payment for the extinguishment of long-term debt during the first three quarters of fiscal 2020.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$399	$528
Less: Purchases of property and equipment (1)	(288)	(523)
Free cash flow	$111	$5
__________
(1)Fiscal 2019 excludes the purchase of a building.
Debt and Credit Facilities
For financial information about the Company’s debt and credit facilities as of October 31, 2020 see “Debt and Credit Facilities” in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
In May 2020, we completed the issuance of our Notes and received gross proceeds of $2.25 billion. The Notes have a fixed interest rate and are exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows. The scheduled maturity of the Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Secured Notes (1)
May 15, 2023	$500	8.375%	Semi-Annual
May 15, 2025	750	8.625%	Semi-Annual
May 15, 2027	1,000	8.875%	Semi-Annual
Total issuance	$2,250
__________
(1)Includes an option to call the Notes in whole or in part at any time, subject to a make-whole premium.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to COVID-19. We are continually monitoring and assessing the COVID-19 impact on our internal controls to minimize the impact on their design and operating effectiveness.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 31, 2020 by the Company or any affiliated purchaser, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (August 2 - August 29)	—	$—	—	$800	million
Month #2 (August 30 - October 3)	—	$—	—	$800	million
Month #3 (October 4 - October 31)	—	$—	—	$800	million
Total	—	$—	—
__________
(1)    Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.

Item 5. Other Information.

We entered into agreements to extend the existing severance provisions contained in the letter agreements with certain executive officers: on November 20, 2020 with Mr. Curran, Ms. Green, Ms. Gruber, Ms. O’Connell, and Ms. Peters and on November 23, 2020 with Mr. Breitbard and Ms. Syngal. In summary, as extended, the severance provisions provide that upon involuntary termination for reasons other than cause prior to June 30, 2024, the Company will provide, subject to a release of claims, the executive’s then-current salary for up to 18 months, payment of a portion of COBRA healthcare continuation, reimbursement for costs to maintain financial counseling the Company provides to senior executives, a prorated bonus in the year of termination if the executive worked at least three months of the fiscal year if earned based on actual fiscal results achieved in the year of termination and assuming a 100% standard for any nonfinancial component, accelerated vesting (but not settlement) of restricted stock units and performance shares or units that remain subject to only time vesting conditions scheduled to vest prior to April 1 following the end of the fiscal year of termination. Copies of the agreements extending such severance provisions are attached hereto as Exhibits 10.4 through 10.10.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective March 23, 2020)	8-K	1-7562	3.1	March 5, 2020
10.1†	Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant					X
10.2†	Letter Agreement dated March 9, 2020 by and between Shawn Curran and the Registrant					X
10.3†	Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant					X
10.4†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant					X
10.5†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 9, 2020 by and between Shawn Curran and the Registrant					X
10.6†	Amendment, dated November 20, 2020, to the Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant					X
10.7†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant					X
10.8†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Katrina O’Connell and the Registrant					X
10.9†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant					X
10.10†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
_____________________________
(P)    This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
†    Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	November 25, 2020	By	/s/ Sonia Syngal
Sonia Syngal
Chief Executive Officer

Date:	November 25, 2020	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer