Form 10-K
period 2021-01-30
GAP INC
filed 2021-03-16
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 31, 2020 was approximately $3 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 10, 2021 was 374,851,573.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2021 (hereinafter referred to as the “2021 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•continued efforts to transform our business;
•continued impact of the COVID-19 pandemic on our cash flow, financial results and related metrics, including traffic, as well as customer behavior and supply chain;
•anticipated timing and cadence of updates on our diversity, equity, and inclusion data;
•continued efforts and investments in pay equity;
•impact of work from home policy for many corporate employees;
•intent to initiate a quarterly dividend;
•impact of cash lease buyout amounts;
•additional costs and other impacts of strategic review of operating model in Europe, as well as timing of finalized plans;
•impact of plans to reduce the number of Gap and Banana Republic stores in North America by the end of fiscal year 2023;
•growing our global online business;
•realigning inventory with customer demand;
•attracting and retaining strong talent in our businesses and functions;
•improving operational discipline and efficiency by streamlining operations and processes throughout the organization and leveraging our scale;
•managing inventory to support a healthy merchandise margin;
•rationalizing the Gap and Banana Republic brands;
•performing strategic reviews of our brand portfolio to create a healthier business while prioritizing asset-light growth through licensing and franchise partnerships in international markets;
•continuing to integrate social and environmental sustainability into business practices;
•intent to include comparable sales within our Results of Operations when they become more meaningful;
•anticipated timing of settlement of purchase obligations and commitments;
•current capital structure, cash flows and cash balances being sufficient to support our business operations;
•the impact of the seasonality of our operations;
•impact of violating financial and other covenants under our senior secured notes and asset-based credit facility;
•impact of restricted payments covenants on future share repurchases;
•impact if actuals differ substantially from estimates and assumptions used in accounting calculations and policies;
•impact on our tax rate if we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability;
•impact of any future reduction in our credit ratings;

•impact of final tax outcome of audits by various taxing authorities;
•the impact of recent accounting pronouncements;
•recognition of revenue deferrals as revenue;
•compliance with applicable financial covenants;
•total gross unrecognized tax benefits;
•unrealized gains and losses from designated cash flow hedges;
•recognition of unrecognized share-based compensation expense;
•the impact of losses due to indemnification obligations;
•the outcome of proceedings, lawsuits, disputes, and claims; and
•the impact of changes in internal control over financial reporting.
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
•the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims;
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
•the risk that the adoption of new accounting pronouncements will impact future results; and
•the risk that we do not repurchase some or all of the shares we anticipate purchasing pursuant to our repurchase program.
Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 16, 2021, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2020 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the "Company", "we", and "our") is a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for women, men, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We also offer an assortment of products for men, women, and children through our Intermix, and Janie and Jack brands. In January 2021, we closed our Hill City brand.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, Company-owned websites, and third-party arrangements. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Taiwan, and Mexico. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, Old Navy, and Athleta stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names.
In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands.
In October 2020, the Company unveiled its Power Plan 2023 strategy which reflects long-term plans to grow and strengthen the Company. The Company will grow its purpose-led, lifestyle brands by leveraging our omni platform and scaled operations, extending customer reach across every age, body, and occasion through the power of the portfolio, and applying its engineered approach to cost and growth. Key initiatives include growing Old Navy and Athleta, repositioning and transforming Gap and Banana Republic, growing our online business, expanding into new categories, transforming cost through re-engineered capabilities, and scaled strategic partnerships to amplify our reach.
In March 2020, the World Health Organization declared the novel coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. Additionally, the COVID-19 pandemic has changed our customers' behaviors and as a result, we have pivoted to focus on our online business to serve customer demand by leveraging our omni fulfillment capabilities, including buy online pick-up in store, curbside pick-up and ship-from-store. These strategies align with rapidly evolving customer preferences and allow for safe shopping experiences for our customers as the Company continues to navigate the pandemic. The COVID-19 pandemic has also provided a unique opportunity in the sale of nonmedical masks through stores, online channel and our newly introduced business-to-business ("B2B") program.
We believe our continued efforts to transform our business will improve our customer experience, our overall performance, and ultimately position us for long-term growth.
Old Navy.  Old Navy is an American value apparel brand that makes current essentials accessible to everyone. The brand celebrates the democracy of style through on-trend, playfully optimistic, affordable, high-quality product, and inclusive size ranges. Old Navy is committed to creating incredible shopping experiences regardless of where, when and how customers choose to shop, including a fun store experience, a dynamic online channel and convenient omni-channel capabilities. Old Navy opened its first store in 1994 in the United States and since has expanded to more than 1,200 stores, including Company-operated stores in Canada and Mexico and franchise stores around the world. Old Navy believes in the power of the next generation, and through its cause platform, ONward!, supports the Boys & Girls Clubs of America to help turn learners into leaders.

Gap.  Gap is an iconic apparel and accessories brands anchored in modern American optimism. Founded in San Francisco in 1969, the brand's collections continue to build the foundation of modern wardrobes—all things denim, tees, fleece, and khakis, along with must-have trends.
Gap is designed to build the foundation of modern wardrobes through every stage of life with apparel and accessories for adult men and women under the Gap name, in addition to GapKids, babyGap, GapMaternity, GapBody, and GapFit collections. In fiscal 2020, the brand launched Gap Teen. Beginning in 1987 with the opening of the first store outside North America in London, Gap continues to connect with customers around the world through specialty stores, online, and franchise stores. In addition, we bring the brand to value-conscious customers, with exclusively designed collections for Gap Outlet and Gap Factory stores and online.
Banana Republic.  Acquired in 1983 as a travel and adventure outfitter, Banana Republic is a global apparel and accessories brand committed to work for a better republic. Designed for people with purpose who share a passion for life, Banana Republic is redefining luxury by using the finest materials with the latest fabric innovations to create timeless, modern and versatile clothing, eyewear, jewelry, shoes, handbags, and fragrances. Customers can purchase Banana Republic products globally in our specialty stores, factory stores, online, and franchise stores.
Athleta.  Athleta is a premium fitness and lifestyle brand creating beautiful, technical, sustainable apparel to inspire a community of active, confident women and girls. Established in 1998 and acquired by Gap Inc. in 2008, Athleta integrates technical features and innovative design across its women's collection to carry her through a life in motion, from yoga, training and sports, to everyday activities and travel. In 2016, Athleta launched Athleta Girl, mirroring its signature performance in styles for the next generation. In 2020, Athleta introduced its first sleep collection, expanded its offerings to include inclusive sizing and launched franchise stores in the UK, expanding its reach and bringing the brand to new customers.
Athleta has been certified as a benefit corporation ("B Corp"), furthering its commitment to using the business as a force for good to drive social and environmental impact. The Company met rigorous standards across social and environmental performance, accountability, and transparency. Additionally, Athleta's legal charter was amended to become a Delaware public benefit corporation, further demonstrating its commitment to people and the planet. With this accreditation, Gap Inc. has become one of the largest publicly-traded retail companies with a B Corp certified subsidiary apparel brand.
Intermix. Intermix is a curated, omni-channel, women's fashion business comprised of 31 boutiques with hyper-localized assortments and a growing e-commerce channel. The brand is known for curating the most sought-after styles from a compelling mix of both established and emerging designers. Founded in 1993 and acquired by Gap Inc. in 2012, Intermix delivers a highly personalized shopping experience across both channels, with complementary personal stylists on-hand to work one-on-one with clients to create looks that make them feel confident while making fashion fun and inspiring.
Janie and Jack. Janie and Jack is a premium children's apparel brand acquired by Gap Inc. in 2019. Janie and Jack is a design house with every kid at heart that encourages individual style from the start. Janie and Jack creates collections featuring modern twists on classic fashion and is known for family moments, thoughtful details and memorable gifts. Customers can purchase Janie and Jack products in stores throughout the United States and online.
Hill City. Hill City launched in 2018 and was a premium-performance men's apparel brand offering highly technical clothing for every part of life. In January 2021, the Company closed the Hill City brand.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2020 with 3,100 Company-operated stores and 615 franchise store locations. For more information on the number of stores by brand and region, see the table included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.

Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. During the year, we expanded our multi-tender loyalty rewards programs across the U.S. and Puerto Rico, with branded expressions across each of our purpose-led brands. Although each brand expression has a different look and feel, customers can earn and redeem rewards across all of our purpose-led brands. All of our brands issue and redeem gift cards.
Certain financial information about international operations is set forth under the heading "Segment Information" in Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Product Development
We design, develop, market, and sell a wide range of apparel, footwear and accessories products reflecting a mix of basics and fashion items based on widely accepted fashion trends, striving to bring product to market quickly and provide unrivaled value to customers. We are committed to pursuing technology and product innovation that supports our sustainability efforts while also delivering great quality products to our customers. Our product teams research, test, and iterate each season to deliver the latest styles in fabrics and silhouettes that are made to last while remaining conscious of the types of materials being sourced and the suppliers they work with. We leverage feedback and purchasing data from our customer database, along with market trend insight, to guide our product and merchandising decision-making.

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

Merchandise Vendors
We purchase private label and non-private label merchandise from over 800 vendors. Our vendors have factories in about 30 countries. Our two largest vendors accounted for about 7 percent each of the dollar amount of our total fiscal 2020 purchases. Of our merchandise purchased during fiscal 2020, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 32 percent of our fiscal 2020 purchases, by dollar value, were from factories in Vietnam. Approximately 16 percent of our fiscal 2020 purchases, by dollar value, were from factories in China. Product cost increases or events causing disruption of imports from Vietnam, China, or other foreign countries, including the imposition of additional import restrictions or taxes, or vendors potentially failing due to political, financial, or regulatory issues, or public health crises such as the COVID-19 pandemic, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. Also see the sections entitled "Risk Factors - The novel coronavirus disease (or COVID-19) pandemic is expected to continue to have a material adverse effect on our business and results of operations", “Risk Factors—Our business is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” “Risk Factors—Trade matters may disrupt our supply chain” and "Risk Factors—Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events" in Item 1A, Risk Factors, of this Form 10-K.

Seasonal Business
Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. Additionally, the COVID-19 pandemic has had and may continue to have an impact on customer behavior that could result in temporary changes in the seasonality of our business.

Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. Virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. We continue to invest in our business and enhance the customer experience through significant investments in our supply chain and digital capabilities, investments in marketing, and enhancement of our omni-channel shopping experience.

Trademarks and Service Marks
Old Navy, Gap, Gap Kids, babyGap, Gap Body, GapFit, Gap Teen, Banana Republic, Athleta, Intermix, Janie and Jack, and Hill City trademarks and service marks, and certain other trademarks and service marks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.

Franchising
We have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Our efforts to expand internationally may not be successful” and “Risk Factors—Our franchise business is subject to certain risks not directly within our control that could impair the value of our brands” in Item 1A, Risk Factors, of this Form 10-K.

Inventory
The nature of the retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. The COVID-19 related temporary store closures led to excess inventory levels. To strategically manage excess inventory, select seasonal product is being stored at our distribution centers for introduction into the market primarily in fiscal 2021. See the sections entitled “Risk Factors—We must successfully gauge apparel trends and changing consumer preferences to succeed,” "Risk Factors—If we are unable to manage our inventory effectively, our gross margins could be adversely affected," and "Risk Factors—Our results could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events" in Item 1A, Risk Factors, of this Form 10-K.

Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. Also see the section entitled “Risk Factors—Our business is highly competitive” in Item 1A, Risk Factors, of this Form 10-K.

Human Capital
As of January 30, 2021, we had a workforce of approximately 117,000 employees. We also hire seasonal employees, primarily during the peak holiday selling season. As of that date, approximately 84 percent worked in retail locations, approximately 9 percent worked in headquarters locations, and approximately 7 percent worked in distribution centers. In addition, approximately 80 percent of employees were located in the U.S., with approximately 20 percent of employees located outside of the U.S. - with a majority of those non-U.S. based employees located in Canada, Asia, and Europe.

We know that in order to remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, information technology, and other functions, as well as in our stores and distribution centers. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. We understand the importance of human capital and prioritize building talent, diversity, equity and inclusion, pay equity, as well as gathering employee feedback across the company.
Building Talent. We invest in our employees through accessible resources and structured training programs that offer all employees opportunities for development. We create, manage or offer a large collection of courses for employees that cover a range of subjects such as goal setting, how to be an effective leader, situational leadership, unconscious bias and inclusive leadership, and effective communication. In addition, through a virtual platform, employees ranging from manager to vice president connect with experienced coaches to receive customized guidance that takes into account each participant's unique situation. We also offer a LinkedIn Learning program providing employees with access to micro-courses on topics from strategic thinking and mental agility, to equality and belonging and communicating with confidence.
Diversity, Equity and Inclusion. In addition to offering our employees extensive programs and resource groups that foster diversity and inclusion, we made important changes in 2020, including establishing nine new commitments to foster racial justice. More information on these commitments is available at www.gapinc.com/en-us/commitments1. We have also taken an important step toward greater transparency. Since 2007, we have publicly reported our global employee gender data and overall U.S. race and ethnicity data. Beginning this year, we will regularly share additional data on how our employees identify their race and ethnicity at both stores and headquarters. We will publish a dedicated Equality & Belonging report in 2021 to talk openly about our progress and the lessons we have learned along the way.
Pay Equity. Improving representation is one step, but hiring the right talent alone is not enough. We will also continue our efforts and increase our investment in pay equity. Since 2014, we have conducted annual reviews of our pay data by gender. In 2020, we began using an external firm to assess our pay data by race for all U.S. employees.
Employee Feedback. We value our employees' feedback and use opinion surveys as a critical component of our ongoing listening strategy. We use these insights to understand what is important to our employees and to determine where we should focus our investments and build new programs and strategies that help us create a thriving, productive work environment. We have modernized our approach to soliciting employee feedback, shifting from an annual company-wide opinion survey to more frequent pulse surveys on topical issues. This allows us to capture real-time data so we can understand and respond faster to employees' immediate needs. We now issue monthly surveys to representative samples of employees based on the topic, with an aim to have all employees participate in at least one survey every quarter.
Health and Safety. We are committed to protecting the health and safety of our employees and their families, as well as the health and safety of our customers. In connection with the COVID-19 pandemic, we implemented measures such as temporary store closures, increased sanitization efforts at our stores, distribution centers and headquarters offices, physical distancing, temperature checks, a mask policy for all customers and employees, and remote work arrangements for certain employees. We are committed to following strict safety protocols based on Center for Disease Control and Prevention and the World Health Organization as well as federal, state and local government mandates.
1 The information contained, or referred to, on our website, is not part of this annual report unless expressly noted.

Human Capital Oversight. The Board of Directors, as well as the Compensation and Management Development Committee, oversee human capital issues. The Compensation and Management Development Committee has formal oversight over the company's policies and strategies relating to its human capital management, including policies, processes and strategies relating to employee recruitment, retention and development of management resources; executive personnel appraisal, development and selection; talent management; workforce diversity; and workplace and employment practices, as outlined in its charter. The Committee regularly receives reports on talent, succession planning, and diversity and inclusion. On a quarterly basis, the Committee receives a talent dashboard with key metrics, including employee survey feedback and turnover information. The Committee engages periodically on compensation program design for all employees at all levels.
Also see the section entitled “Risk Factors—Our failure to manage key executive succession and retention and to continue to attract qualified personnel could have an adverse impact on our results of operations” in Item 1A, Risk Factors, of this Form 10-K.

Government Regulation
As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods. Also see the section entitled "Risk Factors - The COVID-19 pandemic is expected to have a material adverse effect on our business and results of operations." in Item 1A, Risk Factors, of this Form 10-K.

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
Sustainability
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
Name, Age, Position, and Principal Occupation:
Mark Breitbard, 53, President and Chief Executive Officer, Gap Brand effective September 2020; President and Chief Executive Officer, Specialty Brands, March 2020 to September 2020; President and Chief Executive Officer, Banana Republic from May 2017 to March 2020; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; and Executive Vice President, GapKids and babyGap from 2010 to 2011.
Shawn Curran, 57, Executive Vice President and Chief Operating Officer effective March 23, 2020; Executive Vice President, Global Supply Chain and Product Operations from October 2017 to March 23, 2020; Executive Vice President, Global Supply Chain - Logistics and Product Operations from April 2016 to October 2017; Executive Vice President, Global Supply Chain from August 2015 to April 2016; and Senior Vice President, Logistics from 2012 to August 2015.
Nancy Green, 59, President and Chief Executive Officer, Old Navy effective October 5, 2020; interim head of Old Navy from March 2020 to October 5, 2020; President and Chief Creative Officer of the Old Navy brand from August 2019 to March 2020; President and Chief Executive Officer, Athleta from April 2013 to August 2019; and various roles at the Company’s Old Navy brand from 2009 to April 2013 including as Executive Vice President and Chief Creative Officer, Old Navy, leading the merchandising, design and visual merchandising teams.
Julie Gruber, 55, Executive Vice President, Global General Counsel, Corporate Secretary and Chief Compliance Officer since February 2016; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to March 2015; and Associate General Counsel from 2003 to 2007.
Katrina O'Connell, 51, Executive Vice President and Chief Financial Officer effective March 23, 2020; Chief Financial Officer and Senior Vice President of Strategy & Innovation, Old Navy from January 2017 to March 23, 2020; and Chief Financial Officer and Senior Vice President of Strategy, Banana Republic from March 2015 to January 2017. Ms. O'Connell has previously held various roles at the Company focused on both financial budgeting and forecasting for the Company's portfolio of brands, as well as roles in supply chain, IT, treasury and investor relations.
Asheesh Saksena, 56, Chief Growth Officer effective January 11, 2021; Senior Advisor to the Chief Executive Officer of Best Buy Co., Inc. from August 2020 to November 2020; President of Best Buy Health of Best Buy Co., Inc. from December 2018 to August 2020; Chief Strategic Growth Officer of Best Buy Co., Inc. from June 2016 to December 2018; and Executive Vice President, Chief Strategy Officer of Cox Communications, an American company that provides digital cable television, telecommunications and home automation services and a wholly owned subsidiary of Cox Enterprises, Inc. from October 2011 to May 2016.
Sheila Peters, 68, Executive Vice President and Chief People Officer effective March 23, 2020; Senior Vice President, Human Resources, Talent and Communications from October 2016 to March 2020; Senior Vice President, Global Human Resources and Communications from February 2013 to October 2016; and Senior Vice President, Human Resources from July 2011 to February 2013.
Sandra Stangl, 53, President and Chief Executive Officer, Banana Republic effective December 14, 2020; Co-Founder and Chief Merchant of MINE (Pearl Design Co.) from February 2019 to November 2020; Co-President, Chief Merchandising and Business Development Officer at Restoration Hardware, Inc. from December 2017 to August 2018; Co-President, New Business Development at Restoration Hardware, Inc. from May 2017 to December 2017; and President, Pottery Barn Kids and Pottery Barn Teen of Williams-Sonoma, Inc. from 2013 to January 2017.

Sonia Syngal, 51, Chief Executive Officer effective March 23, 2020; President and Chief Executive Officer, Old Navy from April 2016 to March 23, 2020; Executive Vice President, Global Supply Chain and Product Operations from February 2015 to April 2016; and Executive Vice President, Global Supply Chain from November 2013 to January 2015. Since joining the Company in 2004, Ms. Syngal has served in key leadership and general management roles including Managing Director for the Company's Europe business, Senior Vice President for the Company's International division and Senior Vice President for the Company's International Outlet division. Prior to joining the Company, Sonia had a long career in Fortune 500 product companies, including Sun Microsystems where she led manufacturing operations, logistics and supply chain management, and at Ford Motor Co. where she held roles in product design, quality and manufacturing engineering.

Item 1A. Risk Factors.
Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including but not limited to the risks and uncertainties discussed below. In addition, historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Macroeconomic Conditions
The novel coronavirus disease (or COVID-19) pandemic is expected to continue to have a material adverse effect on our business and results of operations.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 pandemic to continue to have a material adverse impact on our business and financial performance. The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic and the success of vaccination efforts, which are uncertain and cannot be predicted.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed a significant number of our stores globally and furloughed the majority of our store teams. We may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. In addition, many of our franchisees have closed many of their stores, which will adversely impact our revenues from these franchisees. As a result, we expect our financial results to continue to be materially adversely impacted.
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
As a result of the COVID-19 pandemic, including related governmental guidance or requirements, we also closed many of our corporate offices and other facilities, including our corporate headquarters in San Francisco, and have implemented a work from home policy for many of our corporate employees. This policy may negatively impact productivity and cause other disruptions to our business.
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
As a result of the COVID-19 pandemic, and in response to orders, mandates, guidelines and recommendations from governmental and public health authorities, we temporarily closed our North America retail stores and a significant number of our stores globally. Beginning in April 2020, we suspended rent payments under the leases for our temporarily closed stores. We are currently negotiating with the counterparties under those leases to defer or abate the applicable rent during the store closure period, to modify the terms (including rent) of our leases going forward after the stores reopen, or in certain instances to terminate the leases and permanently close some of the stores. However, there can be no assurance that we will be able to negotiate rent deferrals or rent abatements, or terminate the leases, on commercially reasonable terms or at all. If we are unable to renegotiate the leases and continue to suspend rent payments, the landlords under a majority of the leases for our stores in the United States could allege that we are in default under the leases and attempt to terminate our lease and accelerate our future rents due thereunder. Although we believe that strong legal grounds exist to support our claim that we are not obligated to pay rent for the stores that have been closed because of the governmental and public health authority orders, mandates, guidelines and recommendations, there can be no assurance that such arguments will succeed and any dispute under these leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome.
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

Risks Related to Our Brand Relevance and Brand Execution
We must successfully gauge apparel trends and changing consumer preferences to succeed.
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
Risks Related to Competition
Our business is highly competitive.
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges in an increasingly complex and fast-paced environment, including:
•anticipating and quickly responding to changing apparel trends and customer demands;
•attracting customer traffic both in stores and online;
•competitively pricing our products and achieving customer perception of value;
•maintaining favorable brand recognition and effectively marketing our products to customers in several diverse market segments and geographic locations;
•anticipating and responding to changing customer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and online shopping;
•developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying age groups and tastes;
•purchasing and stocking merchandise to match seasonal weather patterns, and our ability to react to shifts in weather that impact consumer demand;
•sourcing and allocating merchandise efficiently; and
•improving the effectiveness and efficiency of our processes in order to deliver cost savings to fund growth.
If we or our franchisees are not able to compete successfully in the United States or internationally, our results of operations would be adversely affected.

Risks Related to Strategic Transactions and Investments
We may engage in or seek to engage in strategic transactions, such as acquisitions and dispositions, that are subject to various risks and uncertainties, which could disrupt or adversely affect our businesses.
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
In particular, in January 2020, we announced that we would no longer pursue our previously announced plan to separate into two independent publicly traded companies, and in October 2020 and March 2021, respectively, we shared that we are conducting strategic reviews of our European business and our Intermix business. We incurred significant costs and expenses in connection with our planned separation and may incur such expenses in connection with our strategic reviews, which require significant attention from our senior management and employees. We expect that the process of unwinding the separation-related work and executing any transactions resulting from the strategic reviews will be time-consuming, will involve additional costs and expenses, and may result in difficulties attracting, retaining and motivating employees, which could harm our business and adversely affect the financial results and results of operations.
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
Risks Related to Human Capital, Inventory and Supply Chain Management
Our failure to manage key executive succession and retention and to continue to attract qualified personnel could have an adverse impact on our results of operations.
Our ability to anticipate and effectively respond to changing apparel trends depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, several of our strategic initiatives, including our technology initiatives and supply chain initiatives, require that we hire and/or develop employees with appropriate experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates, minimum wage legislation, and overtime regulations. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure, operating results, or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could have a material adverse effect on our business. Since the beginning of fiscal 2019, there have been significant changes to our executive leadership team, including the departures of our Chief Executive Officer, the President and Chief Executive Officer of Gap brand and our Chief Financial Officer, and the appointment of a new Chief People Officer. In March 2020, we promoted Sonia Syngal to Chief Executive Officer and Katrina O’Connell to Chief Financial Officer. The effectiveness of our leaders, including our new Chief Executive Officer and Chief Financial Officer, and any further transition, could have a significant impact on our results of operations.
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
Risks Related to Data Privacy and Cybersecurity
We are subject to data and security risks, which could have an adverse effect on our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyber-attacks may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the global regulatory environment surrounding information security, cybersecurity, and privacy is increasingly demanding, with new laws, such as the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act, , the California Privacy Rights Act and the Virginia Consumer Data Protection Act, each of which gives customers the right to control how their personal information is collected, used and retained. Violating these rights, or failing to secure personal information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could have an adverse effect on our results of operations and our reputation.

Failures of, or updates or changes to, our IT systems may disrupt operations.
We maintain a complex technology platform consisting of both legacy and modern systems, and we also rely on third-party providers for public cloud infrastructure that powers our e-commerce platform and other systems. Our owned and operated systems require continual maintenance, upgrades and changes, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions and believe we are taking appropriate action to mitigate the risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third-party vendors supplying or supporting our IT initiatives. However, there can be no assurances that we will successfully maintain or launch these systems as planned or that they will be implemented without disruptions to our operations. IT system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could have a material adverse effect on our results of operations. Similarly, while the uptime, performance, and security of our third-party public cloud infrastructure providers are generally equal to or better than our own systems, our reliance on third parties means that any down-time or security issues experienced by our third-party providers poses a greater risk of a single point of failure as we continue to move to their platforms. Any of these failures by our third-party providers could have a material adverse effect on our results of operations.
Risks Related to Operating a Global Business
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
Our success depends in part on our ability to grow sales and improve margins, in particular at our largest brands. A variety of factors affect comparable sales or margins, including but not limited to apparel trends, competition, current economic conditions, the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of marketing programs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. As a result of the extensive temporary store closures due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the thirteen weeks ended May 2, 2020. For the second, third and fourth quarters of fiscal 2020, our reported quarterly comparable sales have ranged from a high of 13 percent in the second quarter of fiscal 2020 to a low of 0 percent in the fourth quarter of fiscal 2020. Over the past five fiscal years, our reported gross margins have ranged from a high of 38 percent in fiscal 2017 to a low of 34 percent in fiscal 2020. In addition, over the past five fiscal years, our reported operating margins have ranged from a high of 9 percent in fiscal 2017 to a low of negative 6 percent in fiscal 2020.
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
Risks Related to Governmental and Regulatory Changes
Changes in the regulatory or administrative landscape could adversely affect our financial condition and results of operations.
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

Risks Related to Our Credit Card Arrangement
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
Risks Relating to Our Credit Profile, Indebtedness and the Notes
On May 7, 2020, we issued $500 million aggregate principal amount of 8.375% Senior Secured Notes due 2023 (the "2023 Notes"), $750 million aggregate principal amount of 8.625% Senior Secured Notes due 2025 (the "2025 Notes") and $1 billion aggregate principal amount of 8.875% Senior Secured Notes due 2027 (the "2027 Notes" and, with the 2023 Notes and the 2025 Notes, the "notes"). Concurrently with the issuance of the Notes, we entered into a third amended and restated senior secured asset-based revolving credit agreement providing for an asset-based facility (the "ABL Credit Facility") in an initial aggregate principal amount of $1.8675 billion. As a result, we are subject to risks relating to our indebtedness and the notes, including the following risks.
Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our financial position or our business initiatives.
As a result of the issuance of the notes, we have additional costs that include interest payable semi-annually on the notes.
Our cash flows from operations are the primary source of funds for these debt service payments. In this regard, we have generated annual cash flow from operating activities in excess of $1 billion per year for well over a decade and ended fiscal 2020 with $2.0 billion of cash and cash equivalents, as defined above, on our balance sheet. We are also able to supplement near-term liquidity, if needed, with our ABL Credit Facility (as defined below under "Risks Relating to Our Indebtedness and the Notes"), which we entered into in May 2020 and which has an initial aggregate principal amount of $1.8675 billion in undrawn commitments. We continue to target a minimum cash balance between $1.0 billion to $1.2 billion, which provides not only for our working capital needs, but also a reserve for unexpected business downturns. For example, our cash flows from operating activities declined significantly in the first half of fiscal year 2020, largely due to reduced store traffic and widespread temporary store closures as a result of the COVID-19 pandemic. In addition, any future reduction in our credit ratings could result in reduced access to the credit and capital markets, and higher interest costs and potentially increased lease or hedging costs. Reduction in our credit ratings could also negatively impact our ability to enter into new debt arrangements in the future.
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

See Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for disclosures on debt and credit facilities.
Our level of indebtedness may adversely affect our ability to operate our business, remain in compliance with debt covenants, react to changes in our business or the industry in which we operate, or prevent us from making payments on our indebtedness, including the notes.
We have a significant amount of indebtedness. As of January 30, 2021, the aggregate principal amount of our total outstanding indebtedness was $2.250 million, all of which consisted of secured indebtedness under the notes. In addition, we had an additional $1.8675 million in principal amount of undrawn commitments available for additional borrowings under the ABL Credit Facility, subject to borrowing base availability.
Our high level of indebtedness could have important consequences for the holders of our common stock and the holders of our notes. For example, it could:
•make it more difficult for us to satisfy our debt obligations, including with respect to the notes;
•increase our vulnerability to general adverse economic and external conditions, including the COVID-19 pandemic;
•impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes;
•require us to dedicate a material portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions and other general corporate purposes;
•expose us to the risk of increased interest rates to the extent we make borrowings under the ABL Credit Facility, which bear interest at a variable rate;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to adjust to changing market conditions.
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
We and our subsidiaries may incur significant additional indebtedness in the future, which may include financing relating to physical and digital retail assets, potential acquisitions, joint ventures and strategic alliances, working capital, capital expenditures or general corporate purposes. In addition, the ABL Credit Facility and the indenture governing the notes permit us, subject to specified limitations, to incur additional indebtedness, including secured indebtedness. If new indebtedness is added to our level of indebtedness, the related risks that we would face could intensify and our ability to satisfy our obligations with respect to these notes could be adversely affected.
We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our indebtedness, including the notes, depends upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control, including the continuing impact of the COVID-19 pandemic. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under the ABL Credit Facility, will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs.
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
If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our ABL Credit Facility and the holders of certain current and future indebtedness (including the notes) could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Credit Facility could terminate their commitments to loan money and foreclose against the assets securing the borrowings under the ABL Credit Facility, and we could be forced into bankruptcy or liquidation, which could result in holders losing their investment in our common stock and the notes.
Covenants in our debt agreements restrict our business and could limit our ability to implement our business plan.
The ABL Credit Facility and the indenture governing the notes contain incurrence covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. In addition, if we fail to satisfy the covenants contained in the ABL Credit Facility, our ability to borrow under the ABL Credit Facility may be restricted. The ABL Credit Facility and the indenture governing the notes include, covenants restricting, among other things, our ability to do the following under certain circumstances:
•grant or incur liens;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•make investments in certain subsidiaries;
•pay dividends, make distributions or redeem or repurchase capital stock; and
•consolidate or merge with or into, or sell substantially all of our assets to another entity.
The ABL Credit Facility limits our strategic flexibility, as discussed above, if we are not in compliance with certain financial covenants, including a minimum annual fixed charge coverage ratio and a maximum annual leverage ratio.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Taiwan, and Mexico. As of January 30, 2021, we had 3,100 Company-operated stores, which aggregated to approximately 34.6 million square feet. Almost all of these stores are leased, typically with one or more renewal options after our initial term. Terms vary by type and location of store.
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

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange under the symbol "GPS". Our website is www.gapinc.com. The number of holders of record of our stock as of March 10, 2021 was 5,784.
During fiscal 2020, the Company deferred the record and payment date of its previously announced first quarter dividend of $0.2425 per share and suspended the Company's quarterly dividend for the remainder of fiscal year 2020. The Company intends to initiate a quarterly dividend beginning in the second quarter of fiscal year 2021. See Liquidity and Capital Resources included in Item 7, Management's Discussion and Analysis, of this Form 10-K for more information on dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On February 26, 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2019 repurchase program"), which has no expiration date. In March 2020, the Company announced its decision to suspend share repurchases through fiscal 2020 due to the economic uncertainty stemming from a number of factors, including COVID-19. The February 2019 repurchase program had $800 million remaining as of January 30, 2021.

Stock Performance Graph
The graph below compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended January 30, 2021, with (i) the S&P 500 Index and (ii) the cumulative total return of the Dow Jones U.S. Retail Apparel Index. The total stockholder return for our common stock assumes quarterly reinvestment of any dividends paid.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/30/2016)

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
01/30/16
01/28/17
02/03/18
02/02/19
02/01/20
01/30/21
The Gap, Inc.
S&P 500
Dow Jones U.S. Apparel Retailers

Total Return Analysis

	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
The Gap, Inc.	$100.00	$94.99	$139.77	$112.65	$82.57	$96.04
S&P 500	$100.00	$120.04	$151.74	$148.23	$180.37	$211.48
Dow Jones U.S. Apparel Retailers	$100.00	$98.56	$112.18	$121.92	$135.90	$145.29
Source: Research Data Group, Inc.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We also offer an assortment of products for women, men, and children through our Intermix and Janie and Jack brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Taiwan, and Mexico. Our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, Old Navy, and Athleta stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we also use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As a result, we temporarily closed our North America retail stores and a large number of our stores globally. In May 2020, we began to safely reopen our temporarily closed stores with industry-leading safety measures for customers and employees and continued to monitor regional mandates for additional temporary store closures as they arose. As COVID-19 cases surged again in the fourth quarter of fiscal 2020, there were additional mandated store closures in international markets and stay-at-home restrictions in certain domestic markets. Although the pandemic has caused a significant reduction in store sales, our online sales have increased significantly and we have leveraged our omni fulfillment capabilities, including curbside pick-up and ship-from-store, to safely serve customer demand. With the shift from store sales to online sales, we have experienced increased shipping costs in order to meet customer demand. Additionally, we invested in health and safety measures to protect employees and customers demonstrating our commitment to being a leader in safe retailing practices.
We implemented several actions during fiscal 2020 to enhance our liquidity position in response to COVID-19. In May 2020, the Company issued Senior Secured Notes for $2.25 billion due 2023 ("2023 Notes"), 2025 ("2025 Notes"), and 2027 ("2027 Notes") (collectively, the "Notes") and entered into a third amended and restated senior secured asset-based revolving credit agreement (the "ABL Facility") with an initial aggregate principal amount of up to $1.8675 billion. Proceeds from the issuance of the Notes were used to redeem our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 (the "2021 Notes"). We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Consolidated Statement of Operations. See Note 5 of Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for further details related to our debt and credit facilities. Refer to the "Liquidity and Capital Resources" section for further discussion related to the impacts of COVID-19 on our operations and liquidity during fiscal 2020.
As a result of COVID-19, we suspended rent payments for our temporarily closed stores. We are continuing to work through negotiations with our landlords relating to those leases and there was a rent abatement benefit of approximately $80 million recognized on the Consolidated Statement of Operations. The Company also expects substantial cash lease buyout amounts relating to a small population of stores we intend to close across multiple brands; however, we expect these buyouts to have a minimal net impact to our Consolidated Statements of Operations. For the fifty-two weeks ended January 30, 2021, the Company executed several store buyout agreements. The net impact of these buyouts was not material to our Consolidated Statement of Operations for the fifty-two weeks ended January 30, 2021.

In October 2020, we shared plans to strategically review our operating model in Europe, which includes 117 Company-operated stores. As part of our review, we are considering options that are aligned with our asset-light growth strategies including the possibility of leveraging the strength of our franchise business model and transitioning elements of the business to interested partners. We are also reviewing the strategies of our warehouse and distribution model and our Company-owned e-commerce sites for Gap and Banana Republic in Europe. While no decisions have been made, such plans could result in additional costs to the Company including charges related to leases, inventory, and employee-related costs. We expect to finalize our plans in fiscal 2021.
Additionally, in October 2020, the Company shared its strategic focus to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. The majority of the stores being considered have leases that expired in fiscal 2020 or will expire in fiscal 2021 which allows us to exit underperforming stores with a minimal net impact to our Consolidated Statement of Operations. In fiscal 2020, we have closed, net of openings, 189 Gap and Banana Republic stores in North America.
During the fourth quarter of fiscal 2020, we performed a strategic review of the Intermix business which resulted in an impairment charge of $56 million related to our store long-lived assets as well as the Intermix trade name. For the fifty-two weeks ended January 30, 2021, the Company recorded impairment of store assets of $135 million and operating lease assets of $391 million, primarily due to lower cash flows from stores and the reduced estimated fair value of real estate, particularly in mall locations, as a result of COVID-19. See Notes 4 and 6 of Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K, for further information regarding impairments.
During the first quarter of fiscal 2020, the Company recorded inventory related impairment costs of $235 million, primarily related to seasonal inventory that was stranded in stores when closures occurred or seasonal inventory in distribution centers that was planned for store sales. The costs also included impaired garment and fabric commitment costs for future seasonal product. Additionally, to strategically manage excess inventory through COVID-19, select seasonal product is being stored at our distribution centers for introduction into the market primarily in fiscal 2021.
As we continue to face a period of uncertainty regarding the ongoing impact of COVID-19 on both our projected customer demand and supply chain, we remain focused on the following strategic priorities in the near-term:
•offering product that is consistently brand-appropriate and on-trend with high customer acceptance and appropriate value perception;
•growing our global online business;
•realigning inventory with customer demand;
•attracting and retaining strong talent in our businesses and functions;
•increasing the focus on improving operational discipline and efficiency by streamlining operations and processes throughout the organization and leveraging our scale;
•managing inventory to support a healthy merchandise margin;
•rationalizing the Gap and Banana Republic brands;
•performing strategic reviews of our brand portfolio to create a healthier business while prioritizing asset-light growth through licensing and franchise partnerships in international markets; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.

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
We identify our operating segments according to how our business activities are managed and evaluated. As of January 30, 2021, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, and Athleta. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and, therefore, the results of our operating segments are aggregated into one reportable segment.
Financial results for fiscal 2020 are as follows:
•Net sales for fiscal 2020 decreased 16 percent to $13.8 billion compared with $16.4 billion for fiscal 2019.
•Online sales for fiscal 2020 increased 54 percent compared with fiscal 2019 and store sales for fiscal 2020 decreased 39 percent compared with fiscal 2019.
•Gross profit for fiscal 2020 was $4.7 billion compared with $6.1 billion for fiscal 2019. Gross margin for fiscal 2020 was 34.1 percent compared with 37.4 percent for fiscal 2019.
•Operating loss for fiscal 2020 was $(862) million compared with operating income of $574 million for fiscal 2019.
•Effective tax rate for fiscal 2020 was 39.7 percent compared with 33.5 percent for fiscal 2019.
•Net loss for fiscal 2020 was $(665) million compared with net income of $351 million for fiscal 2019.
•Diluted loss per share was $(1.78) for fiscal 2020 compared with diluted earnings per share of $0.93 for fiscal 2019.
Results of Operations
Net Sales
See Note 15 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for net sales by brand and region.
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
We have historically reported comparable sales which include the results of Company-operated stores and sales through online channels. Stores closed for more than three days and stores that have not been open and operated by the Company for at least one year are not included in our comparable sales calculation. As a result of the extensive temporary store closures during the first quarter of fiscal 2020 due to the COVID-19 pandemic, comparable sales are not a meaningful metric for the fifty-two weeks ended January 30, 2021 and we have not included a discussion within our Results of Operations. We intend to include these metrics in future periods when they become more meaningful.
Similarly, we have historically reported net sales per average square foot and have also omitted this metric as it is not meaningful for fiscal 2020.

Store count, openings, closings, and square footage for our stores are as follows:

	February 1, 2020	Fiscal 2020		January 30, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	32	19	1,220	19.6
Old Navy Asia	17	—	17	—	—
Gap North America	675	2	121	556	5.8
Gap Asia	358	16	34	340	2.9
Gap Europe	137	4	24	117	1.0
Banana Republic North America	541	3	73	471	4.0
Banana Republic Asia	48	5	6	47	0.2
Athleta North America	190	11	2	199	0.8
Intermix North America	33	—	2	31	0.1
Janie and Jack North America	139	—	20	119	0.2
Company-operated stores total	3,345	73	318	3,100	34.6
Franchise	574	67	26	615	N/A
Total	3,919	140	344	3,715	34.6
Decrease over prior year				(5.2)%	(6.5)%

	February 2, 2019	Fiscal 2019		February 1, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,139	73	5	1,207	19.5
Old Navy Asia	15	4	2	17	0.2
Gap North America	758	4	87	675	7.1
Gap Asia	332	61	35	358	3.2
Gap Europe	152	4	19	137	1.1
Banana Republic North America	556	9	24	541	4.6
Banana Republic Asia	45	5	2	48	0.2
Athleta North America	161	29	—	190	0.8
Intermix North America	36	—	3	33	0.1
Janie and Jack North America (2)	—	—	—	139	0.2
Company-operated stores total	3,194	189	177	3,345	37.0
Franchise	472	140	38	574	N/A
Total	3,666	329	215	3,919	37.0
Increase over prior year				6.9%	0.8%
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

Net Sales Discussion
Our net sales for fiscal 2020 decreased $2.6 billion, or 16 percent, compared with fiscal 2019, reflecting a 39 percent decline in store sales, partially offset by a 54 percent increase in online sales. The decrease in net sales was primarily driven by mandatory store closures and stay-at-home restrictions related to COVID-19 as well as permanent store closures as a result of our strategic store rationalization initiatives for Gap Global and Banana Republic Global. Although COVID-19 negatively affected our store sales for fiscal 2020, our online sales increased significantly compared with fiscal 2019.
Our net sales for fiscal 2019 decreased $197 million, or 1 percent, compared with fiscal 2018. The decrease was primarily driven by Gap Inc. Comp Sales of negative 3 percent and net store closures at Gap Global, partially offset by the addition of Janie and Jack, new store openings at Old Navy Global, and an increase in net sales at Athleta in part due to new stores. The translation of net sales in foreign currencies to U.S. dollars had an unfavorable impact of about $61 million for fiscal 2019 and is calculated by translating net sales for fiscal 2018 at exchange rates applicable during fiscal 2019.

Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2020	2019	2018
Cost of goods sold and occupancy expenses	$9,095	$10,250	$10,258
Gross profit	$4,705	$6,133	$6,322
Cost of goods sold and occupancy expenses as a percentage of net sales	65.9%	62.6%	61.9%
Gross margin	34.1%	37.4%	38.1%
Cost of goods sold and occupancy expenses increased 3.3 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019.
•Cost of goods sold increased 4.1 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019, primarily driven by higher shipping costs as a result of growth in online sales as well as higher inventory impairment due to store closures in the first half of the year and decreased retail traffic as a result of COVID-19; partially offset by lower promotional activity.
•Occupancy expenses decreased 0.8 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019, primarily driven by growth in online sales with minimal impact on fixed occupancy expenses; partially offset by decrease in net sales largely due to store closures as a result of COVID-19 without a corresponding decrease in occupancy expenses.
Cost of goods sold and occupancy expenses increased 0.7 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018.
•Cost of goods sold increased 0.6 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018, primarily driven by higher promotional activity at Old Navy Global.
•Occupancy expenses increased 0.1 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018, primarily driven by a decrease in net sales without a corresponding decrease in occupancy expenses.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2020	2019	2018
Operating expenses	$5,567	$5,559	$4,960
Operating expenses as a percentage of net sales	40.3%	33.9%	29.9%
Operating margin	(6.2)%	3.5%	8.2%
Operating expenses increased $8 million or 6.4 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019 primarily due to the following:
•impairment charges of $557 million incurred during fiscal 2020 primarily due to the impact of COVID-19 and a strategic review of the Intermix business compared with impairment charges of $337 million incurred during fiscal 2019 primarily related to global flagships;
•a gain on the sale of a building that occurred during fiscal 2019 of $191 million;
•an increase in advertising expenses due to higher investment in marketing support across all purpose-led lifestyle brands;
•an increase in lease termination fees incurred in fiscal 2020;
partially offset by
•separation-related and specialty fleet restructuring costs of $339 million incurred in fiscal 2019;
•a decrease in store payroll and benefits and other store operating expenses as a result of COVID-19 temporary store closures across all brands which was partially offset by additional costs incurred to support health and safety measures as we reopened stores.
Operating expenses increased $599 million or 4.0 percentage points as a percentage of net sales in fiscal 2019 compared with fiscal 2018 primarily due to the following:
•an increase due to separation-related costs of $300 million, global flagship impairment charges of $296 million, operating expenses related to Janie and Jack, and specialty fleet restructuring costs of $39 million, incurred in fiscal 2019 and not present in fiscal 2018;
•an increase in expenses related to information technology;
•an increase in bonus expense compared with a lower fiscal 2018 bonus expense;
•an increase in advertising expenses due to increased spending at Old Navy Global and Athleta;
partially offset by
•a gain on the sale of a building that occurred during fiscal 2019 of $191 million.
Loss on Extinguishment of Debt
We incurred a loss on extinguishment of debt of $58 million during fiscal 2020 which was recorded on the Consolidated Statement of Operations. In May 2020, the Company completed the issuance of the Notes for $2.25 billion and used the proceeds to redeem our 2021 Notes. The loss on extinguishment of debt was primarily related to the make-whole premium.

Interest Expense

($ in millions)	Fiscal Year
	2020	2019	2018
Interest expense	$192	$76	$73
Interest expense increased $116 million or 152.6 percent during fiscal 2020 compared with fiscal 2019 primarily due to higher total outstanding debt and higher interest rates as a result of the May 2020 issuance of the Notes. The total outstanding principal related to our Notes increased from $1.25 billion as of February 1, 2020, to $2.25 billion as of January 30, 2021. Additionally, the new Notes bear interest at 8.375 percent, 8.625 percent, and 8.875 percent compared with our previous 5.95 percent 2021 Notes.

Income Taxes

($ in millions)	Fiscal Year
	2020	2019	2018
Income taxes	$(437)	$177	$319
Effective tax rate	39.7%	33.5%	24.1%
The increase in the effective tax rate for fiscal 2020 compared with fiscal 2019 was primarily due to the benefit associated with the enactment of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the recognition of certain tax benefits associated with foreign entity structure changes, partially offset by the tax impact of foreign operations.
During fiscal 2020, we recorded a $122 million benefit related to the CARES Act carryback provisions and a $113 million benefit related to recognition of certain tax benefits associated with foreign entity structure changes.
The increase in the effective tax rate for fiscal 2019 compared with fiscal 2018 was primarily due to impacts related to the Tax Cuts and Jobs Act of 2017 ("TCJA"). See Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details.
Liquidity and Capital Resources
We continue to manage through the impacts of COVID-19 and the impact it has on our operations and liquidity. During fiscal 2020, we took several actions to improve our financial profile and increase our liquidity, including entering into new debt financing, decreasing capital expenditures, and suspending quarterly cash dividends and share repurchases for the fiscal year. Additionally, in March 2020, we deferred the record and payment dates for our previously announced first quarter of fiscal 2020 dividend and drew down the entire amount under our previous unsecured revolving credit facility of $500 million.
In May 2020, we completed the issuance of our Notes and received gross proceeds of $2.25 billion and repaid the $500 million that was outstanding under our previous unsecured revolving credit facility. Concurrently with the issuance of the Notes, the Company entered into the ABL Facility with an initial aggregate principal amount of up to $1.8675 billion which is scheduled to expire in May 2023. We did not borrow any funds under the ABL Facility. In June 2020, we redeemed our 2021 Notes.
The Notes are guaranteed on a senior secured basis, jointly and severally, by our existing and future direct and indirect domestic subsidiaries that guarantee the ABL Facility. The Notes and the guarantees are secured by a first priority lien on security interests in certain of our and the guarantors’ real property in addition to a lien on substantially all of our and the guarantors’ intellectual property, equipment, investment property, and general intangibles, subject to certain exceptions and permitted liens. The Notes and the guarantees are secured by a second priority lien on certain of the assets securing the ABL Facility, which includes security interests in accounts, inventory, deposit accounts, securities accounts, intercompany loans and related assets, subject to certain exceptions and permitted liens, which security interests will be junior to the security interests in such assets that secure the ABL Facility. The ABL Facility has a junior lien on certain assets securing the Notes. An intercreditor agreement governs how the collateral securing the respective debt obligations will be treated among the secured parties.

We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 30, 2021	February 1, 2020
Cash and cash equivalents	$1,988	$1,364
Short-term investments	410	290
Debt
5.95 percent 2021 Notes	—	1,249
8.375 percent 2023 Notes	500	—
8.625 percent 2025 Notes	750	—
8.875 percent 2027 Notes	1,000	—
Working capital	2,124	1,307
Current ratio	1.55:1	1.41:1
As of January 30, 2021, the majority of our cash, cash equivalents, and short-term investments were held in the United States and are generally accessible without any limitations.
We are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, and payment of taxes.
We are party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of January 30, 2021, while others are considered future obligations. Our contractual obligations primarily consist of operating leases, purchase obligations and commitments, long-term debt and related interest payments, and income taxes. See Notes 5 and 11 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for amounts outstanding as of January 30, 2021 related to debt and operating leases, respectively.
Purchase obligations and commitments consist of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of January 30, 2021, our purchase obligations and commitments were approximately $4 billion. We expect that the majority of these purchase obligations and commitments will be settled within one year.
Our contractual obligations related to income taxes are primarily related to unrecognized tax benefits. See Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for information related to income taxes.
We believe our capital structure provides sufficient liquidity and our cash flows from our operations, along with current cash balance, and the instruments mentioned above will be sufficient to support our business operations for the next twelve months and satisfy our cash requirements mentioned above.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $1,174 million during fiscal 2020 compared with fiscal 2019, primarily due to the following significant changes:
Net income (Loss)
•Net loss compared with net income in prior comparable period;
Non-cash items
•an increase of $189 million due to non-cash impairment charges for operating lease assets and store assets during fiscal 2020 compared with fiscal 2019; and
•$191 million increase due to a gain on the sale of a building during fiscal 2019;

Changes in operating assets and liabilities
•a decrease of $390 million related to income taxes payable, net of receivables and other tax-related items, resulting from the taxable loss carryback estimated for fiscal 2020 as well as timing of tax-related payments;
•a decrease of $309 million related to merchandise inventory primarily due to timing of receipts as a result of shipping delays and port congestion as well as seasonal inventory stored at our distribution centers; and
•a decrease of $124 million related to accrued expenses and other current liabilities primarily due to separation-related costs incurred in fiscal 2019; partially offset by
•an increase of $498 million related to accounts payable primarily due to a change in payment terms and the suspension of rent payments for stores closed temporarily as a result of COVID-19.
Net cash provided by operating activities increased $30 million during fiscal 2019 compared with fiscal 2018, primarily due to the following significant changes:
Net income
•a decrease in net income;
Non-cash items
•an increase of $239 million due to non-cash impairment charges of operating lease assets in fiscal 2019; partially offset by
•$191 million decrease due to a gain on the sale of a building during fiscal 2019;
Changes in operating assets and liabilities
•an increase of $306 million related to accrued expenses and other current liabilities primarily due to a significant decrease in bonus accrual in fiscal 2018 combined with an increase in accruals in fiscal 2019 due to separation-related costs;
•an increase of $158 million related to merchandise inventory primarily due to flat inventory during fiscal 2019 compared with an increase in inventory during fiscal 2018; and
•an increase of $144 million related to timing of payments for accounts payable.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations, in addition to impacts related to COVID-19, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2020 decreased $384 million compared with fiscal 2019, primarily due to the following:
•$310 million fewer purchases of property and equipment during fiscal 2020 compared with fiscal 2019; and
•an increase of $123 million due to the net activity related to the purchase and sale of buildings during fiscal 2019;
partially offset by
•$120 million lower net proceeds from available-for-sale securities during fiscal 2020 compared with fiscal 2019.
In fiscal 2020, cash used for purchases of property and equipment was $392 million primarily related to information technology and supply chain to support our omni and digital strategies.
Net cash used for investing activities during fiscal 2019 decreased $107 million compared with fiscal 2018, primarily due to the following:
•$287 million fewer net purchases of available-for-sale debt securities during fiscal 2019 compared with fiscal 2018; partially offset by

•a decrease of $123 million due to the net activity related to the purchase and sale of buildings during fiscal 2019; and
•$69 million purchase of Janie and Jack during fiscal 2019.
In fiscal 2019, cash used for purchases of property and equipment was $702 million primarily related to store investments.

Cash Flows from Financing Activities
Net cash provided by financing activities during fiscal 2020 increased $1,455 million compared with fiscal 2019, primarily due to the following:
•$2,250 million proceeds received related to the issuance of long-term debt during fiscal 2020; and
•an increase of $564 million due to the suspension of both cash dividends and share repurchases during fiscal 2020; partially offset by
•$1,307 million payment for the extinguishment of long-term debt during fiscal 2020.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2020	2019	2018
Net cash provided by operating activities	$237	$1,411	$1,381
Less: Purchases of property and equipment (1)	(392)	(702)	(705)
Free cash flow	$(155)	$709	$676
__________
(1)Excludes purchase of building in the first quarter of fiscal 2019.

Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt and Credit Facilities" in Note 5 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
The Company suspended its regular quarterly cash dividend through fiscal 2020. The Company determined that taking this action was in the best interest of the Company in order to preserve liquidity in the context of the ongoing and uncertain duration and impact of COVID-19 on its operations. On March 2, 2021, the Company affirmed that the payment of the previously declared first quarter dividend will be payable on or after April 28, 2021 to shareholders of record at the close of business on April 7, 2021. We intend to initiate a quarterly dividend beginning in the second quarter of fiscal 2021, subject to compliance with the restricted payments covenants in the indenture governing the Notes and the ABL Facility.

Share Repurchases
In March 2020, the Company announced its decision to suspend share repurchases through fiscal 2020 due to the economic uncertainty stemming from a number of factors, including COVID-19. Any future repurchases will be limited by the restricted payments covenants in the indenture governing the Notes and the ABL Facility.
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

Inventory Valuation
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCNRV. However, if estimates regarding consumer demand are inaccurate our operating results could be affected.

Impairment of Long-Lived Assets
Long-lived assets, which primarily consist of property and equipment and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset or the decision to close a store, corporate facility, or distribution center. The impact of the COVID-19 pandemic, primarily in the first quarter of 2020, resulted in a qualitative indication of impairment related to our store long-lived assets.
Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group over the estimated remaining useful life. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. For our Company-operated stores, including flagships, the individual store generally represents the lowest level of independent identifiable cash flows and the asset group is comprised of both property and equipment and operating lease assets.

For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For operating lease assets, the Company determines the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rental rates using available valuation techniques.
Our estimate of future cash flows requires management to make assumptions and to apply judgment, including forecasting future sales and gross profits and estimating useful lives of the assets. These estimates can be affected by factors such as future sales results, real estate market conditions, store closure plans, economic conditions, business interruptions, interest rates and government regulations that can be difficult to predict. If actual results and conditions are not consistent with the estimates and assumptions used in our calculations, we may be exposed to additional impairments of long-lived assets.
See Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information and disclosures about impairment of long-lived assets.

Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to company stores. We also lease some of our corporate facilities and distribution centers. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. We include options that are reasonably certain of being exercised in our lease terms. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
We record our lease liabilities at the present value of the lease payments not yet paid, discounted at the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term. As the Company's leases do not provide an implicit interest rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. This information is dependent upon directly observable borrowing rates and market information for credit spreads. The incremental borrowing rate is also adjusted for each lease’s respective geography. Management judgement is applied in the determination of the appropriate credit rating, credit spread and adjustments for the impacts of collateralization used to determine the incremental borrowing rate. Changes in these inputs can have a significant effect on the recorded operating lease assets and related lease liabilities.
See Note 11 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for related disclosures.

Income Taxes
We are a multinational company operating in multiple domestic and foreign locations with different tax laws and regulations. The Company's management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability for financial statement purposes. We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including tax planning strategies, forecasting future income, taxable income, and the geographic mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the geographic mix and level of income or losses, changes in the expected or actual outcome of audits, changes in the deferred tax valuation allowance or new tax legislation and guidance such as the enactment of the CARES Act in fiscal 2020.

At any point in time, many tax years are subject to or in the process of being audited by various U.S. and foreign tax jurisdictions. These audits include reviews of our tax filing positions, including the timing and amount of deductions taken and the allocation of income between tax jurisdictions. When an uncertain tax position is identified, we recognize a benefit only if we believe it is more likely than not that the tax position based on its technical merits will be sustained upon examination by the relevant tax authorities. We recognize a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. We establish a liability for tax positions that do not meet this threshold. The evaluation of uncertain tax positions requires management to apply specialized skill and knowledge related to tax laws and regulations and to make assumptions that are subject to factors such as possible assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolutions of tax audits. To the extent we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected.
See Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information on income taxes including the impact of the CARES act.
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
We have performed a sensitivity analysis as of January 30, 2021 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 30, 2021. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $41 million as of January 30, 2021.

Debt
Certain financial information about the Company's debt is set forth under the heading "Debt and Credit Facilities" in Note 5 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

In May 2020, we completed the issuance of the Notes and received gross proceeds of $2.25 billion. The Notes have a fixed interest rate and are exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows. The scheduled maturity of the Notes is as follows:

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
Changes in interest rates impact the fair value of our investments that are considered available-for-sale. As of January 30, 2021 and February 1, 2020, the Company held $410 million and $290 million, respectively, of available-for-sale debt securities with original maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheets. In addition, as of January 30, 2021 and February 1, 2020, the Company held $90 million and $23 million, respectively, of available-for-sale debt securities with original maturities of less than three months at the time of purchase within cash and cash equivalents. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of January 30, 2021 and February 1, 2020.
Changes in interest rates also impact the interest income derived from our investments. In fiscal 2020 and fiscal 2019, we earned interest income of $10 million and $30 million, respectively.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Gap, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019, in conformity with accounting principles generally accepted in the United States of America . Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Property and Equipment, net and Operating Lease Assets – Impairment of Long-Lived Assets —Refer to Notes 1, 2 and 6 to the financial statements

Critical Audit Matter Description

The Company performs an analysis of the carrying value of all long-lived store assets, primarily property and equipment and operating lease assets, for impairment at an individual store level whenever events or changes in circumstances indicate that the carrying value of individual long-lived store assets may not be recoverable. The Company’s impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these long-lived store assets. Impairment may result when the carrying value of the long-lived store assets exceeds the estimated undiscounted future cash flows over the estimated remaining reasonably certain lease term. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived store asset, the decision to close a store or an adverse change in business climate. During fiscal 2020, the Company determined the COVID-19 global pandemic resulted in a significant adverse change in business climate and represented an impairment indicator requiring all long-lived store assets to be tested for impairment. Impairment charges recorded related to store property and equipment and store operating lease assets for the fiscal year ended January 30, 2021 were $135 million and $391 million, respectively.

We identified long-lived store asset impairment as a critical audit matter because the determination of the estimated future cash flows to assess the recoverability of long-lived store assets requires significant management judgment, specifically forecasting future sales and gross profits. Additionally, operating lease asset valuation assumptions, including determining the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rental rates involve complexity due to the difficulty in obtaining current market rental rates and forecasting future retail real estate market trends. Changes in these estimates could have a significant impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on the measurement of the resulting impairment charge.

This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of the Company’s judgments used in these estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the estimated future cash flows, specifically projection of future sales, gross margin and payroll and benefit expense growth assumptions included the following, among others:
•We tested the effectiveness of controls over management’s long-lived store asset impairment evaluation, including those over estimated future cash flows and the selection of the discount rate

•We evaluated management’s ability to accurately estimate future cash flows by comparing actual results to management’s historical forecasts

•We evaluated the reasonableness of management’s estimated future cash flows by comparing the projections to:

◦Historical operating results

◦Internal and external communications regarding the Company’s business plan and strategy

◦Retail Industry publications and other publicly available information

Our audit procedures related to management’s judgments regarding the fair value methodology used to determine store operating lease asset fair values included the following, among others:

•We tested the effectiveness of controls over the operating lease asset valuation methodology used in the estimation of the fair market rental rate assumptions

•With the assistance of our fair value specialists, we evaluated the appropriateness of the methodology utilized by management to estimate the fair value of the operating lease assets where external data points were limited

•We evaluated the accuracy and consistency of the application of the Company’s model with the assistance of our fair value specialists, including the fair market rental rates utilized by management to estimate the fair value of the operating lease assets

Income Taxes – Uncertain Tax Positions - Refer to Notes 1 and 7 to the financial statements

Critical Audit Matter Description

The Company has an international legal structure involving multiple domestic and foreign entities with changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely than not to be sustained on the basis of its technical merits. The Company recognizes a benefit for tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The Company establishes a liability for unrecognized tax benefits that do not meet this threshold. The Company’s liability for unrecognized tax benefits as of January 30, 2021 was $340 million.

The evaluation of certain of the Company’s uncertain tax positions requires management to apply specialized skill, knowledge, and significant judgment related to the identified position, including complex considerations with respect to the valuation of select foreign operations in accordance with the Internal Revenue Code, international tax laws, related regulations, tax case laws and prior audits by taxing authorities. Accordingly, auditing these uncertain tax positions and the determination of whether the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our tax specialists to evaluate whether management’s judgments in interpreting and applying tax laws were appropriate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to these uncertain tax positions included the following, among others:
•We tested the effectiveness of controls over income taxes, including those over identifying uncertain tax positions and measuring related liabilities for the unrecognized tax benefits.

•Evaluated the matters raised by tax authorities in former and ongoing tax audits and considered the implications of these matters on open tax years.

•We evaluated, with the assistance of our tax and valuation specialists, a selection of the Company’s unrecognized tax benefits by performing the following:

◦We read management’s documentation including third-party opinions, valuations and memoranda supporting management’s key judgments underlying the unrecognized tax benefits. Additionally, we evaluated management’s determination of whether the tax position was more likely than not to be realized and compared this determination against our interpretation of the relevant tax laws and related regulations to evaluate consistency.

◦Evaluated the basis for certain intercompany transactions, such as transfer pricing, by comparison to economic studies performed by management and third-party data.

◦We selected and tested source documents supporting management’s position on the Company’s accounting for intercompany balances.

/s/ Deloitte & Touche LLP

San Francisco, California
March 16, 2021
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,988	$1,364
Short-term investments	410	290
Merchandise inventory	2,451	2,156
Other current assets	1,159	706
Total current assets	6,008	4,516
Property and equipment, net of accumulated depreciation	2,841	3,122
Operating lease assets	4,217	5,402
Other long-term assets	703	639
Total assets	$13,769	$13,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,743	$1,174
Accrued expenses and other current liabilities	1,276	1,067
Current portion of operating lease liabilities	831	920
Income taxes payable	34	48
Total current liabilities	3,884	3,209
Long-term liabilities:
Long-term debt	2,216	1,249
Long-term operating lease liabilities	4,617	5,508
Other long-term liabilities	438	397
Total long-term liabilities	7,271	7,154
Commitments and contingencies (see Note 14)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 374 and 371 shares	19	19
Additional paid-in capital	85	—
Retained earnings	2,501	3,257
Accumulated other comprehensive income	9	40
Total stockholders' equity	2,614	3,316
Total liabilities and stockholders' equity	$13,769	$13,679

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
($ and shares in millions except per share amounts)	2020	2019	2018
Net sales	$13,800	$16,383	$16,580
Cost of goods sold and occupancy expenses	9,095	10,250	10,258
Gross profit	4,705	6,133	6,322
Operating expenses	5,567	5,559	4,960
Operating income (loss)	(862)	574	1,362
Loss on extinguishment of debt	58	—	—
Interest expense	192	76	73
Interest income	(10)	(30)	(33)
Income (loss) before income taxes	(1,102)	528	1,322
Income taxes	(437)	177	319
Net income (loss)	$(665)	$351	$1,003
Weighted-average number of shares—basic	374	376	385
Weighted-average number of shares—diluted	374	378	388
Earnings (loss) per share—basic	$(1.78)	$0.93	$2.61
Earnings (loss) per share—diluted	$(1.78)	$0.93	$2.59

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year
($ in millions)	2020	2019	2018
Net income (loss)	$(665)	$351	$1,003
Other comprehensive income (loss), net of tax:
Foreign currency translation	(17)	(2)	(17)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $(1), $5, and $(4)	(3)	13	54
Reclassification adjustments on derivative financial instruments, net of (tax) tax benefit of $(2), $(5), and $6	(11)	(24)	(20)
Other comprehensive income (loss), net of tax	(31)	(13)	17
Comprehensive income (loss)	$(696)	$338	$1,020

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 3, 2018	389	$19	$8	$3,081	$36	$3,144
Cumulative effect of a change in accounting principle related to revenue recognition				36		36
Net income				1,003		1,003
Other comprehensive loss, net of tax
Foreign currency translation					(17)	(17)
Change in fair value of derivative instruments					54	54
Amounts reclassified from accumulated other comprehensive income					(20)	(20)
Repurchases and retirement of common stock	(14)	—	(132)	(266)		(398)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	46			46
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(23)			(23)
Share-based compensation, net of forfeitures			101			101
Common stock dividends declared and paid ($0.97 per share)				(373)		(373)
Balance as of February 2, 2019	378	19	—	3,481	53	3,553
Cumulative effect of a change in accounting principle related to leases				(86)		(86)
Net income				351		351
Other comprehensive income, net of tax
Foreign currency translation					(2)	(2)
Change in fair value of derivative instruments					13	13
Amounts reclassified from accumulated other comprehensive income					(24)	(24)
Repurchases and retirement of common stock	(10)	—	(75)	(125)		(200)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	25			25
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(21)			(21)
Share-based compensation, net of forfeitures			71			71
Common stock dividends declared and paid ($0.97 per share)				(364)		(364)
Balance as of February 1, 2020	371	19	—	3,257	40	3,316
Net income (loss)				(665)		(665)
Other comprehensive loss, net of tax
Foreign currency translation					(17)	(17)
Change in fair value of derivative instruments					(3)	(3)
Amounts reclassified from accumulated other comprehensive income					(11)	(11)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	22			22
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(9)			(9)
Share-based compensation, net of forfeitures			72			72
Common stock dividends declared ($0.2425 per share) (1)				(91)		(91)
Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. The dividend will be payable on or after April 28, 2021 to shareholders of record at the close of business on April 7, 2021. The dividend payable amount was estimated based upon the shareholders of record as of January 30, 2021.
See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(665)	$351	$1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507	557	578
Amortization of lease incentives	—	—	(61)
Share-based compensation	77	68	91
Impairment of operating lease assets	391	239	—
Impairment of store assets	135	98	14
Impairment of intangible asset	31	—	—
Loss on extinguishment of debt	58	—	—
Loss on disposal of property and equipment	—	70	4
Amortization of debt issuance costs	12	2	2
Non-cash and other items	—	(12)	(12)
Gain on sale of building	—	(191)	—
Deferred income taxes	(137)	(81)	65
Changes in operating assets and liabilities:
Merchandise inventory	(305)	4	(154)
Other current assets and other long-term assets	64	105	(18)
Accounts payable	564	66	(78)
Accrued expenses and other current liabilities	(14)	110	(196)
Income taxes payable, net of receivables and other tax-related items	(304)	86	113
Other long-term liabilities	12	—	30
Operating lease assets and liabilities, net	(189)	(61)	—
Net cash provided by operating activities	237	1,411	1,381
Cash flows from investing activities:
Purchases of property and equipment	(392)	(702)	(705)
Purchase of building	—	(343)	—
Proceeds from sale of building	—	220	—
Purchases of short-term investments	(508)	(293)	(464)
Proceeds from sales and maturities of short-term investments	388	293	177
Purchase of Janie and Jack	—	(69)	—
Other	2	—	(9)
Net cash used for investing activities	(510)	(894)	(1,001)
Cash flows from financing activities:
Proceeds from revolving credit facility	500	—	—
Payments for revolving credit facility	(500)	—	—
Proceeds from issuance of long-term debt	2,250	—	—
Payments to extinguish debt	(1,307)	—	—
Payments for debt issuance costs	(61)	—	(1)
Proceeds from issuances under share-based compensation plans	22	25	46
Withholding tax payments related to vesting of stock units	(9)	(21)	(23)
Repurchases of common stock	—	(200)	(398)
Cash dividends paid	—	(364)	(373)
Net cash provided by (used for) financing activities	895	(560)	(749)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	13	4	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	635	(39)	(379)
Cash, cash equivalents, and restricted cash at beginning of period	1,381	1,420	1,799
Cash, cash equivalents, and restricted cash at end of period	$2,016	$1,381	$1,420
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$60	$85	$93
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$145	$76	$76
Cash paid for income taxes during the period, net of refunds	$20	$176	$143
Cash paid for operating lease liabilities	$1,096	$1,244	$—

See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 30, 2021, February 1, 2020, and February 2, 2019
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Taiwan, and Mexico and our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta stores and websites in over 30 other countries around the world.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.

Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 30, 2021 (fiscal 2020), February 1, 2020 (fiscal 2019), and February 2, 2019 (fiscal 2018) consisted of 52 weeks.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We considered the impact of COVID-19 on the assumptions and estimates used when preparing these consolidated financial statements including inventory valuation, lease accounting impacts, income taxes, and the impairment of long-lived store assets and operating lease assets. Actual results could differ from those estimates.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As a result, we temporarily closed our North America retail stores and a large number of our stores globally. In May 2020, we began to safely reopen our temporarily closed stores and continued to monitor regional mandates for additional temporary store closures as they arose. Beginning in late October 2020, there were additional mandated store closures in international markets and stay-at-home restrictions implemented in certain domestic markets.
During the fifty-two weeks ended January 30, 2021, the Company implemented several actions including completing the issuance of our Notes for $2.25 billion and entering into the ABL Facility in May 2020. See Note 5 of Notes to Consolidated Financial Statements for further details related to our debt and credit facilities. Additionally, we suspended share repurchases and dividends and deferred the first quarter of fiscal 2020 dividend in March 2020. See Note 9 of Notes to Consolidated Financial Statements for further details related to share repurchases.
As a result of COVID-19, we suspended rent payments for our temporarily closed stores and are continuing to work through negotiations with our landlords relating to those leases. We considered the Financial Accounting Standards Board's ("FASB") guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. During the fifty-two weeks ended January 30, 2021, there was a rent abatement benefit of approximately $80 million recognized on the Consolidated Statement of Operations.

In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with the CARES Act and other financial relief measures worldwide, the Company has recognized $76 million of payroll related credits for the fifty-two weeks ended January 30, 2021. The payroll related credits are recorded as a reduction to operating expenses in the Consolidated Statements of Operations. The Company has also utilized certain other beneficial tax provisions of the CARES Act, including the net operating loss carryback provision, interest expense limitation, and the technical correction for depreciation of qualified leasehold improvements. See Note 7 of Notes to Consolidated Financial Statements for more information on the estimated income tax impact of the CARES Act.

Cash, Cash Equivalents, and Short-Term Investments
Cash includes funds deposited in banks and amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days.
All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed primarily in time deposits, money market funds, and debt securities. Income related to these securities is recorded within interest income on the Consolidated Statements of Operations.
Highly liquid investments with original maturities of greater than three months and less than two years are classified as short-term investments. These investments are classified as available-for-sale and are recorded at fair value using market prices.
Changes in the fair value of available-for-sale investments impact net income only when such securities are sold or an other-than-temporary impairment is recognized. Income related to these investments is recorded within interest income on the Consolidated Statements of Operations.
See Note 6 of Notes to Consolidated Financial Statements for disclosures related to fair value measurements.

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
As of January 30, 2021 and February 1, 2020, restricted cash primarily includes consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. As of February 2, 2019, restricted cash primarily includes consideration held by a third party in connection with the purchase of a building, as well as consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Consolidated Balance Sheets to the total shown on our Consolidated Statements of Cash Flows:

($ in millions)	January 30, 2021	February 1, 2020	February 2, 2019
Cash and cash equivalents	$1,988	$1,364	$1,081
Restricted cash included in other current assets	4	—	1
Restricted cash included in other long-term assets (1)	24	17	338
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statement of Cash Flows	$2,016	$1,381	$1,420
__________
(1)Fiscal 2018 included $320 million of consideration held by a third party in connection with the purchase of a building that was completed in fiscal 2019.

Merchandise Inventory
We value inventory at the LCNRV, with cost determined using the weighted-average cost method. We record an adjustment to inventory when future estimated selling price is less than cost. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. In addition, we estimate and accrue shortage for the period between the last physical count and the balance sheet date.

Derivative Financial Instruments
Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or other long-term liabilities.
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (“OCI”) and is recognized in income in the period in which the underlying transaction impacts the income statement. For derivative financial instruments that are designated and qualify as net investment hedges, the effective portion of the gain or loss on the derivative financial instruments is reported as a component of OCI and is reclassified into income in the period or periods during which the hedged subsidiary is either sold or liquidated (or substantially liquidated). Gains and losses on the derivative financial instruments representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, if any, are recognized in current income. For derivative financial instruments not designated as hedging instruments, the gain or loss on the derivative financial instruments is recorded within operating expenses on the Consolidated Statements of Operations. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows.
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
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded within operating expenses on the Consolidated Statements of Operations. Costs of maintenance and repairs are expensed as incurred.

Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to company stores. We also lease some of our corporate facilities and distribution centers. These operating leases expire at various dates through fiscal 2042. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
See Note 11 of Notes to Consolidated Financial Statements for related disclosures.

Revenue Recognition
The Company’s revenues include merchandise sales at stores, online, and through franchise agreements as well as the newly introduced business-to-business ("B2B") program. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated merchandise returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which is presented on a gross basis on our Consolidated Balance Sheets. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

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
Synchrony, a third-party financing company, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. Our agreement with Synchrony provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on our Consolidated Statements of Operations.
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
See Note 3 of Notes to Consolidated Financial Statements for related disclosures.

Classification of Expenses
Cost of goods sold and occupancy expenses include the following:
•the cost of merchandise;
•inventory shortage and valuation adjustments;
•freight charges;
•online shipping and packaging costs;
•cost associated with our sourcing operations, including payroll, benefits, and other administrative expenses;
•lease and other occupancy related cost, depreciation, and amortization related to our store operations, distribution centers, information technology, and certain corporate functions; and
•gains and losses associated with foreign currency derivative contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies.
Operating expenses include the following:
•payroll, benefits, and other administrative expenses for our store operations, field management, and distribution centers;
•payroll, benefits, and other administrative expenses for our corporate functions, including product design and development;
•marketing;
•information technology expenses and maintenance costs;

•lease and other occupancy related cost, depreciation, and amortization for our corporate facilities;
•research and development expenses;
•gains and losses associated with foreign currency derivative contracts not designated as hedging instruments;
•third party credit card processing fees; and
•other expenses (income).
Payroll, benefits, and other administrative expenses for our distribution centers recorded within operating expenses were $358 million, $293 million, and $316 million in fiscal 2020, 2019, and 2018, respectively. Research and development costs described in Accounting Standards Codification ("ASC") No. 730 are expensed as incurred. These costs primarily consist of payroll and related benefits attributable to time spend on research and development activities for new innovative products and technological improvements for existing products and process innovation. Research and development expenses recorded within operating expenses under ASC 730 were $46 million, $41 million, and $50 million in fiscal 2020, 2019, and 2018, respectively.
The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies.

Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, the decision to close a store, corporate facility, or distribution center or adverse changes in business climate. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group over the estimated remaining lease term. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail and flagship stores is generally at the store level. The asset group is comprised of both property and equipment and operating lease assets. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded within operating expenses on the Consolidated Statements of Operations. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For operating lease assets, the Company determines the estimated fair value of the assets by discounting the estimated market rental rates using available valuation techniques.
See Note 6 of Notes to Consolidated Financial Statements for related disclosures.

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
A trade name is considered impaired if the carrying amount exceeds its estimated fair value. If a trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. The fair value of a trade name is determined using the relief from royalty method, which requires management to make assumptions and to apply judgment, including forecasting future sales, and selecting appropriate discount rates and royalty rates.
Goodwill and other indefinite-lived intangible assets, including the trade names, are recorded within other long-term assets on the Consolidated Balance Sheets.
See Note 4 of Notes to Consolidated Financial Statements for related disclosures.

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $816 million, $687 million, and $650 million in fiscal 2020, 2019, and 2018, respectively, and is recorded within operating expenses on the Consolidated Statements of Operations.

Share-Based Compensation
Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield, and risk-free interest rate. For units granted whereby one share of common stock is issued for each unit as the unit vests (“Stock Units”), the fair value is determined either based on the Company’s stock price on the date of grant less future expected dividends during the vesting period or a Monte Carlo method for certain stock units granted with a market condition. For stock options and Stock Units, we recognize share-based compensation cost over the vesting period. We account for forfeitures as they occur. Share-based compensation expense is recorded primarily within operating expenses on the Consolidated Statements of Operations.
See Note 10 of Notes to Consolidated Financial Statements for related disclosures.

Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using rates that approximate those in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded on the Consolidated Statements of Comprehensive Income (Loss) and in accumulated OCI on the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated OCI. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded within operating expenses on the Consolidated Statements of Operations.
The aggregate transaction gains and losses recorded within operating expenses on the Consolidated Statements of Operations are as follows:

	Fiscal Year
($ in millions)	2020	2019	2018
Foreign currency transaction gain (loss)	$23	$1	$(32)
Realized and unrealized gain (loss) from certain derivative financial instruments	(15)	4	34
Net foreign exchange gain	$8	$5	$2

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

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties related to unrecognized tax benefits in operating expenses on the Consolidated Statements of Operations.
The Company has made an accounting policy election to treat taxes due on the global intangible low-taxed income (“GILTI”) of foreign subsidiaries as a current period expense.
Earnings per Share
Basic earnings per share is computed as net income divided by basic weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net income divided by diluted weighted-average number of common shares outstanding for the period including common stock equivalents. During periods of net loss, the dilutive impact of outstanding options and awards was excluded from dilutive shares. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive. Stock options and other stock awards that contain performance conditions are not included in the calculation of common stock equivalents until such performance conditions have been achieved.
See Note 13 of Notes to Consolidated Financial Statements for related disclosures.
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued accounting standards update ("ASU") No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU is intended to align the requirements for capitalization of implementation costs incurred in a cloud computing arrangement that is a service contract with the existing guidance for internal-use software. We adopted this ASU on a prospective basis on February 2, 2020. The adoption of this standard did not have a material impact on our Consolidated Financial Statements or related disclosures.
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
See Note 11 of Notes to Consolidated Financial Statements for related disclosures.
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
ASU No. 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in ASC 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company will adopt this ASU on January 31, 2021 and does not expect there to be a material impact on our Consolidated Financial Statements.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
Cash (1)	$1,613	$1,053
Bank certificates of deposit and time deposits	285	286
U.S. agency securities	65	—
U.S. treasury securities	25	—
Money market funds	—	19
Domestic commercial paper and other	—	6
Cash and cash equivalents	$1,988	$1,364
__________
(1)Cash includes $71 million and $61 million of amounts in transit from banks for customer credit card and debit card transactions as of January 30, 2021 and February 1, 2020, respectively.

Short-Term Investments
Short-term investments consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
U.S. treasury securities	$342	$117
U.S. agency securities	68	25
Corporate securities	—	148
Short-term investments	$410	$290

Other Current Assets
Other current assets consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
Prepaid income taxes and income taxes receivable	$409	$77
Accounts receivable	363	316
Prepaid minimum rent and occupancy expenses	104	148
Assets held for sale (1)	102	—
Right of return asset	43	36
Derivative financial instruments	5	10
Other	133	119
Other current assets	$1,159	$706
__________
(1)As part of a strategic review of its brands and businesses, the Company has reclassified certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. The aggregate carrying amount of assets held for sale was as follows: inventory of $23 million, operating lease assets of $36 million, intangible assets of $29 million, and other assets of $14 million.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
Leasehold improvements	$2,627	$2,923
Furniture and equipment	2,739	2,802
Software	1,466	1,626
Land, buildings, and building improvements	1,452	1,408
Construction-in-progress	165	202
Property and equipment, at cost	8,449	8,961
Less: Accumulated depreciation	(5,608)	(5,839)
Property and equipment, net of accumulated depreciation	$2,841	$3,122
Depreciation expense for property and equipment was $505 million, $554 million, and $575 million for fiscal 2020, 2019, and 2018, respectively.
Interest of $9 million, $7 million, and $10 million related to assets under construction was capitalized in fiscal 2020, 2019, and 2018, respectively.
We recorded a total charge for the impairment of store assets of $135 million, $98 million, and $14 million for fiscal 2020, 2019, and 2018, respectively, which is recorded within operating expenses on the Consolidated Statements of Operations.
See Note 6 of Notes to Consolidated Financial Statements for information regarding impairment charges.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
Long-term income tax-related assets	$391	$256
Goodwill	109	109
Trade names	61	121
Other	142	153
Other long-term assets	$703	$639

In fiscal 2020, we recorded a charge for trade name impairment related to Intermix of $31 million which was recorded within operating expenses on the Consolidated Statement of Operations. No trade name impairment charges were recorded in fiscal 2019 or 2018. No other intangible impairment charges were recorded for fiscal 2020, 2019, or 2018. See Note 4 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
Accrued compensation and benefits	$378	$291
Deferred revenue	231	226
Sales return allowance	96	74
Liabilities held for sale (1)	58	—
Accrued advertising	49	57
Accrued Interest	44	23
Derivative financial instruments	21	10
Other	399	386
Accrued expenses and other current liabilities	$1,276	$1,067
__________
(1)As part of a strategic review of its brands and businesses, the Company has reclassified certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. The aggregate carrying amount of liabilities held for sale was as follows: operating lease liabilities of $46 million, and other liabilities of $12 million.

Other Long-Term Liabilities
Other long-term liabilities consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
Long-term income tax-related liabilities	187	$152
Long-term asset retirement obligations (1)	51	56
Long-term deferred rent and tenant allowances	47	50
Other (2)	153	139
Other long-term liabilities	$438	$397
__________
(1)The net activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates.
(2)Includes certain payroll tax deferrals resulting from the CARES Act. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Note 3. Revenue
Net sales disaggregated for stores and online sales for fiscal 2020, 2019, and 2018 was as follows:

	Fiscal Year
($ in millions)	2020	2019	2018
Store sales (1)	$7,522	$12,294	$12,861
Online sales (2)	6,278	4,089	3,719
Total net sales	$13,800	$16,383	$16,580
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales. Fiscal 2020 store sales were negatively impacted by COVID-19. See Note 1 of Notes to Consolidated Financial Statements for further details.
(2)Online sales primarily include sales made through our online channels including curbside pick-up, ship-from-store sales, buy online pick-up in store sales, and order-in-store sales. Additionally, beginning in the second quarter of fiscal 2020, sales from the B2B program are also included.
See Note 15 of Notes to Consolidated Financial Statements for disaggregation of revenue by brand and by region.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For fiscal 2020, the opening balance of deferred revenue for these obligations was $226 million, of which $165 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $231 million as of January 30, 2021.
We expect that the majority of our revenue deferrals as of January 30, 2021 will be recognized as revenue in the next twelve months as our performance obligations are satisfied.
For fiscal 2019, the opening balance of deferred revenue for these obligations was $227 million, of which $188 million was recognized as revenue during the period. The closing balance of deferred revenue related to gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts was $226 million as of February 1, 2020.
Note 4. Goodwill and Trade Names
The following goodwill and trade names are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	January 30, 2021	February 1, 2020
Goodwill (1)	$109	$109
Trade names (2) (3)	$61	$121
__________
(1)Includes $99 million and $10 million related to Athleta and Intermix, respectively.
(2)Includes $54 million and $7 million, related to Athleta and Intermix, respectively.
(3)As of January 30, 2021, excludes intangible assets reclassified as held for sale.
Goodwill
We assess whether events or circumstances indicate that goodwill is impaired every quarter, and evaluate goodwill impairment annually in the fourth quarter of the fiscal year. During the fourth quarter of fiscal 2020, 2019, and 2018, we completed our annual impairment test of goodwill and did not recognize any impairment charges.
Trade Names
We assess whether events or circumstances indicate that trade names are impaired every quarter, and evaluate trade name impairment annually in the fourth quarter of the fiscal year.

During the fourth quarter of fiscal 2020, management updated the fiscal 2021 budget and financial projections beyond fiscal 2021. In addition, the Company performed a strategic review of the Intermix business during the fourth quarter of fiscal 2020, and we determined that it was more likely than not that the carrying value of the Intermix trade name exceeded its fair value as of the date of our annual impairment review.
The fair value of the Intermix trade name is determined using the relief from royalty method. The cash flows were then discounted to present value using the applicable discount rate and compared to the carrying value of the Intermix trade name. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
The Intermix trade name impairment test resulted in an impairment charge of $31 million related to the Intermix trade name in fiscal 2020. This impairment charge was recorded within operating expenses in the Consolidated Statement of Operations and reduced the carrying amount of the Intermix trade name of $38 million to its fair value of $7 million during fiscal 2020.
Note 5. Debt and Credit Facilities
Long-term debt recorded on the Consolidated Balance Sheets consists of the following:

($ in millions)	January 30, 2021	February 1, 2020
2021 Notes	$—	$1,249
2023 Notes	500	—
2025 Notes	750	—
2027 Notes	1,000	—
Less: Unamortized debt issuance costs	(34)	—
Total long-term debt	$2,216	$1,249
In June 2020, we redeemed our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 (the "2021 Notes"). We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Consolidated Statement of Operations. Prior to redeeming our 2021 Notes, the aggregate principal amount of the 2021 Notes was recorded within long-term debt on the Consolidated Balance Sheets, net of the unamortized discount. Following the redemption, our obligations under the 2021 Notes were discharged.
In May 2020, we completed the issuance of the Notes in a private placement to qualified buyers and received gross proceeds of $2.25 billion. Concurrently with the issuance of the Notes, the Company amended the existing unsecured revolving credit facility with the ABL Facility which is scheduled to expire in May 2023. During the second quarter of fiscal 2020, we paid and recorded debt issuance costs related to the Notes and ABL Facility within long-term debt and other long-term assets on the Consolidated Balance Sheet, which will continue to be amortized through interest expense over the life of the related instruments.
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

As of January 30, 2021, the estimated fair value of the Notes was $2.58 billion and was based on the quoted market price for each of the Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Notes is recorded within long-term debt on the Consolidated Balance Sheet, net of the unamortized debt issuance cost.
The ABL Facility has a $1.8675 billion borrowing capacity and bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. We also have the ability to issue letters of credit on our ABL Facility. As of January 30, 2021, we had $53 million in standby letters of credit issued under the ABL Facility. There were no borrowings under the ABL Facility as of January 30, 2021.
The Notes are secured by the Company's real and intellectual property and equipment and intangibles. The Notes contain covenants that limit the Company’s ability to, among other things: (i) grant or incur liens on the collateral; (ii) incur, assume or guarantee additional indebtedness; (iii) enter into sale and lease-back transactions; (iv) sell or otherwise dispose of assets that are collateral; and (v) make certain restricted payments or other investments. The Notes are also subject to certain provisions related to default that, if triggered, could result in acceleration of the maturity of the Notes. The Notes are guaranteed on a senior secured basis, jointly and severally, by the Company’s existing and future direct and indirect domestic subsidiaries that guarantee the ABL Facility.
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
As of January 30, 2021, we were in compliance with the applicable financial covenants and expect to maintain compliance for the next twelve months.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $60 million as of January 30, 2021. As of January 30, 2021, there were no borrowings under the Foreign Facilities. There were $16 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of January 30, 2021.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of January 30, 2021.
Note 6. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2020 or 2019. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during fiscal 2020 or 2019.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$375	$25	$350	$—
Short-term investments	410	342	68	—
Derivative financial instruments	5	—	5	—
Deferred compensation plan assets	43	43	—	—
Other assets	2	—	—	2
Total	$835	$410	$423	$2
Liabilities:
Derivative financial instruments	$21	$—	$21	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$311	$19	$292	$—
Short-term investments	290	117	173	—
Derivative financial instruments	10	—	10	—
Deferred compensation plan assets	51	51	—	—
Other assets	2	—	—	2
Total	$664	$187	$475	$2
Liabilities:
Derivative financial instruments	$10	$—	$10	$—
We have highly liquid investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our investments in cash equivalents are placed primarily in time deposits, money market funds, and debt securities.
Our available-for-sale securities are comprised of investments in debt securities and are recorded within both short-term investments and cash and cash equivalents on the Consolidated Balance Sheets. These securities are recorded at fair value using market prices. As of January 30, 2021 and February 1, 2020, the Company held $410 million and $290 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheets. In addition, as of January 30, 2021 and February 1, 2020, the Company held $90 million and $23 million, respectively, of available-for-sale debt securities with maturities of less than three months at the time of purchase within cash and cash equivalents on the Consolidated Balance Sheets. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of January 30, 2021 and February 1, 2020.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. The Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss during the fiscal years ended January 30, 2021, February 1, 2020 or February 2, 2019.

Derivative financial instruments primarily include foreign exchange forward contracts. See Note 8 of Notes to Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
We maintain the Gap, Inc., Deferred Compensation Plan (“DCP”), which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets.
See Note 12 of Notes to Consolidated Financial Statements for information regarding employee benefit plans.

Nonfinancial Assets
Long-lived assets, which for us primarily consist of store assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The estimated fair value of the long-lived assets is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. For operating lease assets, the Company determines the estimated fair value of the assets by comparing discounted contractual rent payments to estimated market rental rates or other valuation techniques. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
See Note 1 of Notes to Consolidated Financial Statements for further information regarding the impairment of long-lived assets.
In total, we recorded the following long-lived asset impairment charges in operating expenses in the Consolidated Statements of Operations:

	Fiscal Year
($ in millions)	2020	2019	2018
Operating lease assets (1)	$391	$239	$—
Store assets (2)	135	98	14
Other indefinite-lived intangible assets (3)	31	—	—
Goodwill	—	—	—
Total impairment charges of long-lived and indefinite-lived assets	$557	$337	$14
__________
(1)The impairment charge of operating lease assets reduced the then carrying amount of the applicable operating lease assets of $1,635 million and $865 million to their fair value of $1,244 million and $626 million during fiscal 2020 and fiscal 2019, respectively.
(2)The impairment charge reduced the then carrying amount of the applicable store assets of $143 million, $99 million, and $15 million to their fair value of $8 million, $1 million, and $1 million during fiscal 2020, 2019, and 2018, respectively.
(3)See Note 4 of Notes to Consolidated Financial Statements for further information regarding the impairment of Intermix trade name.
In fiscal 2020, the impact of COVID-19 resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. As a result, we recorded an impairment charge related to store assets and operating lease assets during fiscal 2020. Additionally, in the fourth quarter of fiscal 2020, we performed a strategic review of the Intermix business which resulted in a qualitative indication of impairment related to both our store long-lived assets as well as the Intermix trade name. We recorded an impairment charge of Intermix store assets and operating lease assets of $4 million and $21 million, respectively. See Note 4 of Notes to Consolidated Financial Statements for further information regarding the impairment charge for intangible assets.

In fiscal 2019, we reassessed our operating strategy for flagship stores including an evaluation of whether to exit or sublease certain flagship store locations. Due to this shift in strategy, the Company determined that, for flagship stores, the individual store represents the lowest level of independent identifiable cash flows. As a result, during fiscal 2019, we recorded an impairment charge of store assets and operating lease assets related to flagship stores of $73 million and $223 million, respectively, which was recorded within operating expenses on the Consolidated Statement of Operations. The impairment charge was primarily related to our New York specialty flagship store locations in Times Square for Old Navy Global and Gap Global.
Note 7. Income Taxes
For financial reporting purposes, components of income (loss) before income taxes are as follows:

	Fiscal Year
($ in millions)	2020	2019	2018
United States	$(928)	$550	$1,183
Foreign	(174)	(22)	139
Income before income taxes	$(1,102)	$528	$1,322

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2020	2019	2018
Current:
Federal	$(337)	$177	$164
State	(21)	37	41
Foreign	58	44	49
Total current	(300)	258	254
Deferred:
Federal	(94)	(58)	55
State	(56)	(20)	11
Foreign	13	(3)	(1)
Total deferred	(137)	(81)	65
Total provision	$(437)	$177	$319
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.6	3.2	4.0
Tax impact of foreign operations	(6.5)	6.0	0.1
Impact of foreign entity structure changes	10.3	—	—
Impact of the CARES Act of 2020	11.1	—	—
Impact of TCJA of 2017	—	5.6	(3.2)
Excess foreign tax credits	—	—	0.5
Other	(0.8)	(2.3)	1.7
Effective tax rate	39.7%	33.5%	24.1%
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for depreciation of qualified leasehold improvements.

During fiscal 2020, we recorded a $122 million benefit related to the CARES Act. We also recorded a $113 million benefit related to recognition of certain tax benefits associated with foreign entity structure changes.
On December 22, 2017, the TCJA was enacted into law, which significantly changed existing U.S. tax law and included numerous provisions that affect our business, such as imposing a one-time transition tax on deemed repatriation of deferred foreign income, reducing the U.S. federal statutory tax rate, and adopting a territorial tax system.
During fiscal 2019, we recorded a $30 million increase to our fiscal 2017 tax liability for additional guidance issued by the U.S. Treasury Department regarding the TCJA. In addition, the tax impact of foreign operations includes the effects of specific costs in certain foreign subsidiaries for which the Company was not permitted to recognize a tax benefit.
During fiscal 2018, we recorded a net $33 million measurement period adjustment to reduce our fiscal 2017 provisional estimated net charge related to the transition tax and recorded certain other immaterial measurement period adjustments to reduce our fiscal 2017 provisional estimated impact of the remeasurement of our deferred tax assets and liabilities to reflect the TCJA rate reduction.
Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 30, 2021	February 1, 2020
Gross deferred tax assets:
Operating lease liabilities	$1,531	$1,726
Accrued payroll and related benefits	71	59
Accruals	148	132
Inventory capitalization and other adjustments	48	38
Deferred income	22	34
Federal, state, and foreign net operating losses	252	101
Unrealized net loss on cash flow hedges	4	—
Other	71	37
Total gross deferred tax assets	2,147	2,127
Valuation allowance	(361)	(199)
Total deferred tax assets, net of valuation allowance	1,786	1,928
Deferred tax liabilities:
Depreciation and amortization	(217)	(246)
Operating lease assets	(1,188)	(1,448)
Unremitted earnings of certain foreign subsidiaries	(2)	(2)
Unrealized net gain on cash flow hedges	—	(2)
Other	(17)	(9)
Total deferred tax liabilities	(1,424)	(1,707)
Net deferred tax assets	$362	$221
As of January 30, 2021, we had approximately $1,040 million of state and $905 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. We also had approximately $11 million of foreign tax credit carryovers as of January 30, 2021.
We provided a valuation allowance of approximately $189 million against the deferred tax assets related to the foreign loss carryovers. We also provided a valuation allowance of approximately $118 million related to other foreign deferred tax assets and $11 million related to foreign tax credit carryovers.

The state losses expire between fiscal 2021 and fiscal 2040. Approximately $266 million of the foreign losses expire between fiscal 2021 and fiscal 2040, and $639 million of the foreign losses do not expire. The foreign tax credits begin to expire in fiscal 2029.
The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2020	2019	2018
Balance at beginning of fiscal year	$152	$136	$118
Increases related to current year tax positions	165	12	11
Prior year tax positions:
Increases	40	11	29
Decreases	(4)	(4)	(6)
Lapse of Statute of Limitations	(1)	(1)	—
Cash settlements	(14)	(1)	(15)
Foreign currency translation	2	(1)	(1)
Balance at end of fiscal year	$340	$152	$136
Of the $340 million, $152 million, and $136 million of total unrecognized tax benefits as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively, approximately $323 million, $137 million, and $125 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2020, 2019, and 2018, interest expense of $12 million, $6 million, and $5 million, respectively, was recognized on the Consolidated Statements of Operations relating to income tax liabilities.
As of January 30, 2021 and February 1, 2020, the Company had total accrued interest related to income tax liabilities of $30 million and $16 million, respectively. There were no accrued penalties related to income tax liabilities as of January 30, 2021 or February 1, 2020.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of January 30, 2021, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $3 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statements of Operations would not be material.
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
Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement of the underlying intercompany balances, is recorded within operating expenses on the Consolidated Statements of Operations in the same period and generally offset each other.

Outstanding Notional Amounts
As of January 30, 2021 and February 1, 2020, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	January 30, 2021	February 1, 2020
Derivatives designated as cash flow hedges	$508	$501
Derivatives not designated as hedging instruments	811	689
Total	$1,319	$1,190

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	January 30, 2021	February 1, 2020
Derivatives designated as cash flow hedges:
Other current assets	$—	$6
Accrued expenses and other current liabilities	12	2

Derivatives not designated as hedging instruments:
Other current assets	5	4
Accrued expenses and other current liabilities	9	8

Total derivatives in an asset position	$5	$10
Total derivatives in a liability position	$21	$10
All of the unrealized gains and losses from designated cash flow hedges as of January 30, 2021 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of January 30, 2021 shown above.
Our foreign exchange forward contracts are subject to master netting arrangements with each of our counterparties and such arrangements are enforceable in the event of default or early termination of the contract. We do not elect to offset the fair values of our derivative financial instruments on the Consolidated Balance Sheets and as such the fair values shown above represent gross amounts. The amounts subject to enforceable master netting arrangements are not material for all periods presented.
See Note 6 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The pre-tax amounts recognized in income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income (loss)
	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented on the Consolidated Statements of Operations in which the effects of derivatives are recorded	$9,095	$5,567	$10,250	$5,559	$10,258	$4,960

(Gain) loss recognized in income (loss):
Derivatives designated as cash flow hedges	$(13)	$—	$(29)	$—	$(13)	$(1)
Derivatives not designated as hedging instruments	—	15	—	(4)	—	(33)
Total (gain) loss recognized in income (loss)	$(13)	$15	$(29)	$(4)	$(13)	$(34)

Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 30, 2021.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 30, 2021.
Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2020	2019	2018
Number of shares repurchased (1)	—	10	14
Total cost	$—	$200	$398
Average per share cost including commissions	$—	$19.18	$28.93
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
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization which superseded and replaced the February 2016 repurchase program. The February 2019 repurchase program had $800 million remaining as of January 30, 2021.
All of the share repurchases were paid for as of February 1, 2020, and February 2, 2019. All common stock repurchased is immediately retired.
Note 10. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2020	2019	2018
Stock units	$62	$52	$71
Stock options	12	12	16
Employee stock purchase plan	3	4	4
Share-based compensation expense	77	68	91
Less: Income tax benefit	(15)	(23)	(22)
Share-based compensation expense, net of tax	$62	$45	$69
No material share-based compensation expense was capitalized in fiscal 2020, 2019, or 2018.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2020, 2019, or 2018.

General Description of Stock Option and Other Stock Award Plans
The 2016 Long-Term Incentive Plan (the "2016 Plan") was amended and restated in May 2019 and further amended and restated in March 2020. Under the 2016 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.
As of January 30, 2021, there were 251,586,781 shares that have been authorized for issuance under the 2016 Plan.
Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments for the majority of the Stock Units granted. In some cases, Stock Unit vesting is also subject to the attainment of pre-determined performance metrics and/or the satisfaction of market conditions ("Performance Shares"). At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis over a period of two to three years once granted, based on the grant-date fair value and the probability that the pre-determined performance metrics will be achieved. We use the Monte Carlo method to calculate the grant date fair value of Performance Shares containing a market condition.
A summary of Stock Unit activity under the 2016 Plan for fiscal 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of February 1, 2020	6,962,409	$24.33
Granted	8,827,881	$11.22
Vested	(2,699,411)	$24.26
Forfeited	(1,601,983)	$16.80
Balance as of January 30, 2021	11,488,896	$15.33
A summary of additional information about Stock Units is as follows:

	Fiscal Year
($ in millions except per share amounts)	2020	2019	2018
Weighted-average fair value per share of Stock Units granted	$11.22	$21.93	$29.33
Fair value of Stock Units vested	$65	$66	$58
The aggregate intrinsic value of unvested Stock Units as of January 30, 2021 was $233 million.
As of January 30, 2021, there was $114 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.3 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.
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

The fair value of stock options issued to employees during fiscal 2020, 2019, and 2018 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2020	2019	2018
Expected term (in years)	4.5	4.2	3.9
Expected volatility	46.9%	37.5%	36.3%
Dividend yield	1.6%	4.1%	3.1%
Risk-free interest rate	0.4%	2.2%	2.5%
A summary of stock option activity under the 2016 Plan for fiscal 2020 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of February 1, 2020	11,436,022	$28.26
Granted	5,446,299	$9.22
Exercised	(99,300)	$22.67
Forfeited/Expired	(4,391,089)	$27.33
Balance as of January 30, 2021	12,391,932	$20.27
A summary of additional information about stock options is as follows:

	Fiscal Year
($ in millions except per share amounts)	2020	2019	2018
Weighted-average fair value per share of stock options granted	$3.28	$5.43	$7.75
Aggregate intrinsic value of stock options exercised	$—	$1	$5
Fair value of stock options vested	$13	$16	$14
Information about stock options outstanding and exercisable as of January 30, 2021 is as follows:

	Intrinsic Value as of January 30, 2021 (in millions)	Number of Shares as of January 30, 2021	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$58	12,391,932	7.6	$20.27
Options Exercisable	$—	4,392,298	5.6	$29.31
Nonemployee Stock Units and Stock Warrants
Under the 2016 Plan, some Stock Units are granted to members of the Board of Directors. Vesting is generally immediate in the case of members of the Board of Directors.
Additionally, during fiscal 2020, the Company issued stock warrants for up to 8.5 million shares of the Company's common stock in connection with a strategic agreement entered into by Gap and Yeezy Supply LLC. The stock warrants vest and may be exercised based on the achievement of certain net sales performance targets. The stock warrants expire after the end of the fiscal year 2025 performance period.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,718,007, 1,381,391, and 1,008,100 shares issued under the ESPP in fiscal 2020, 2019, and 2018, respectively. As of January 30, 2021, there were 4,036,692 shares reserved for future issuances under the ESPP.

Note 11. Leases
Net lease cost recognized on our Consolidated Statements of Operations is summarized as follows:

	Fiscal Year
($ in millions)	2020	2019
Operating lease cost	$1,043	$1,233
Variable lease cost	416	621
Sublease income	(4)	(9)
Net lease cost	$1,455	$1,845
As of January 30, 2021, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
2021	$1,071
2022	958
2023	836
2024	738
2025	626
Thereafter	2,575
Total minimum lease payments	6,804
Less: Interest	(1,356)
Present value of operating lease liabilities	5,448
Less: Current portion of operating lease liabilities (1)	(831)
Long-term operating lease liabilities (1)	$4,617
__________
(1)Excludes operating lease liabilities reclassified as held for sale.
During fiscal 2020, non-cash operating lease asset activity, net of remeasurements and modifications, was $(362) million which includes $391 million of operating lease asset impairment. In addition, the non-cash operating lease activity also reflects the impact of permanent store closures resulting from our fleet rationalization efforts during fiscal year 2020. During fiscal 2019, non-cash operating lease asset activity, net of remeasurements and modifications, was $533 million. As of January 30, 2021 and February 1, 2020, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $127 million and $240 million, respectively.
As of January 30, 2021 and February 1, 2020, the weighted-average remaining operating lease term was 8.2 years and 8.7 years, respectively and the weighted-average discount rate was 5.1 percent and 4.7 percent, respectively, for operating leases recognized on our Consolidated Financial Statements.
As of January 30, 2021 and February 1, 2020, the Company's finance leases were not material to our Consolidated Financial Statements.
See Note 1 of Notes to Consolidated Financial Statements for additional disclosures related to leases.

Note 12. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $42 million, $46 million, and $45 million in fiscal 2020, 2019, and 2018, respectively.
We maintain the Gap, Inc. Deferred Compensation Plan, which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets. As of January 30, 2021 and February 1, 2020, the assets related to the DCP were $43 million and $51 million, respectively, and were recorded within other long-term assets on the Consolidated Balance Sheets. As of January 30, 2021 and February 1, 2020, the corresponding liabilities related to the DCP were $44 million and $51 million, respectively, and were recorded within other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2020, 2019, and 2018 were not material.
Note 13. Earnings (Loss) per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	Fiscal Year
(shares in millions)	2020	2019	2018
Weighted-average number of shares—basic	374	376	385
Common stock equivalents (1)	—	2	3
Weighted-average number of shares—diluted	374	378	388
__________
(1)For fiscal 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares—diluted were 12 million, 14 million, and 7 million for fiscal 2020, 2019, and 2018, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
Note 14. Commitments and Contingencies
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

As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 30, 2021, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of January 30, 2021 and February 1, 2020, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of January 30, 2021 and February 1, 2020 was not material for any individual Action or in total. Subsequent to January 30, 2021 and through the filing date of March 16, 2021, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.
Old Navy Separation
On February 28, 2019, the Company announced that its Board of Directors approved a plan to separate the Company into two independently publicly-traded companies. On January 16, 2020, the Company announced it no longer intends to separate, as the cost and complexity of splitting into two companies, combined with softer business performance, limited our ability to create appropriate value from separation. As of February 1, 2020, there were $28 million of estimated costs related to contracts and commitments that were accrued as a result of the separation being canceled and were settled in fiscal 2020. These amounts were recorded within accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Note 15. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of January 30, 2021, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customers through its store and online channels, allowing us to execute on our omni-channel strategy where customers can shop seamlessly across all of our brands in retail stores and online through desktop or mobile devices. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of January 30, 2021. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Net sales by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (2)	Total
Fiscal 2020
U.S. (1)	$6,898	$2,099	$1,242	$1,411	$11,650
Canada	578	261	130	3	972
Europe	—	319	10	—	329
Asia	4	642	64	—	710
Other regions	56	67	16	—	139
Total	$7,536	$3,388	$1,462	$1,414	$13,800
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (3)	Other (4)	Total
Fiscal 2019
U.S. (1)	$7,259	$2,723	$2,191	$1,225	$13,398
Canada	587	349	215	2	1,153
Europe	—	525	14	—	539
Asia	45	943	96	—	1,084
Other regions	92	94	23	—	209
Total	$7,983	$4,634	$2,539	$1,227	$16,383
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Other (4)	Total
Fiscal 2018
U.S. (1)	$7,134	$2,990	$2,095	$1,121	$13,340
Canada	584	379	227	3	1,193
Europe	—	589	14	—	603
Asia	50	1,089	94	—	1,233
Other regions	72	113	26	—	211
Total	$7,840	$5,160	$2,456	$1,124	$16,580
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
(2)Primarily consists of net sales for the Athleta, Intermix, and Hill City brands. Beginning in fiscal 2020, Janie and Jack net sales are also included. Net sales for Athleta for fiscal 2020 were $1,135 million.
(3)Banana Republic Global includes net sales for the Janie and Jack brand from March 4, 2019 through February 1, 2020.
(4)Primarily consists of net sales for the Athleta, Intermix, and Hill City brands as well as a portion of income related to our credit card agreement. Net sales for Athleta for fiscal 2019, and 2018 were $978 million, and $881 million, respectively.
Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.

Long-lived assets, excluding long-term derivative financial instruments in an asset position and long-term deferred tax assets, by geographic location are as follows:

($ in millions)	January 30, 2021	February 1, 2020
U.S. (1)	$6,085	$7,169
Other regions	1,314	1,773
Total long-lived assets	$7,399	$8,942
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
Note 16. Store Closing and Other Operating Cost
On February 28, 2019, the Company announced plans to restructure the specialty fleet and revitalize the Gap brand during fiscal 2019 and fiscal 2020. In response to COVID-19, the Company shifted its focus towards adapting to the COVID-19 challenges and as a result the restructuring costs were not material in fiscal 2020.
For the fiscal year ended February 1, 2020, we incurred $61 million of pre-tax costs related to the store closing and other operating cost which included $22 million recorded within cost of goods sold and occupancy expenses and $39 million recorded within operating expenses on the Consolidated Statement of Operations.
As of January 30, 2021 and February 1, 2020, the balance for liabilities related to restructuring is not material.

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of January 30, 2021, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B. Other Information.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Nominees for Election as Directors,” “Corporate Governance—Audit and Finance Committee,” in the 2021 Proxy Statement. See also Part I, Item 1 in the section entitled “Information about our Executive Officers.”
The Company has adopted a code of ethics, our Code of Business Conduct, which applies to all employees including our principal executive officer, principal financial officer, controller, and persons performing similar functions. Our Code of Business Conduct is available on our website, www.gapinc.com, under “Investors, Corporate Compliance, Code of Business Conduct.” Any amendments and waivers to the Code will also be available on the website.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2021 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2021 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Policies and Procedures with Respect to Related Party Transactions” and “Nominees for Election as Directors—Director Independence” in the 2021 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated herein by reference to the section entitled “Principal Accounting Firm Fees” in the 2021 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation. (P)	10-K	1-7562	3.1	April 26, 1993

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-K	1-7562	3.2	April 4, 2000

3.3	Amended and Restated Bylaws (effective March 23, 2020).	8-K	1-7562	3.1	March 5, 2020

4.1	Indenture, dated as of May 7, 2020, by and among the Registrant, the Guarantors party thereto and U.S. Bank National Association as trustee and as collateral agent.	8-K	1-7562	4.1	May 8, 2020

4.2	Form of 8.375% Senior Secured Notes due 2023, included as Exhibit A-1 to the Indenture.	8-K	1-7562	4.2	May 8, 2020

4.3	Form of 8.625% Senior Secured Notes due 2025, included as Exhibit A-2 to the Indenture.	8-K	1-7562	4.3	May 8, 2020

4.4	Form of 8.875% Senior Secured Notes due 2027, included as Exhibit A-3 to the Indenture.	8-K	1-7562	4.4	May 8, 2020

4.5	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	1-7562	4.4	March 17, 2020

10.1	Third Amended and Restated Revolving Credit Agreement dated as of May 7, 2020.	8-K	1-7562	10.1	May 8, 2020

10.2*	Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014.	10-Q/A	1-7562	10.1	October 10, 2014

10.3	First Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of January 31, 2015.	10-K	1-7562	10.12	March 23, 2015

10.4*	Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 8, 2015.	10-Q	1-7562	10.1	September 8, 2015

10.5*	Third Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of December 15, 2015.	10-K	1-7562	10.16	March 21, 2016

10.6*	Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., SynchronyBank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016.	10-Q	1-7562	10.1	June 3, 2016

10.7*	Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017.	10-Q	1-7562	10.1	June 5, 2017

10.8*	Sixth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 22, 2018.	10-Q	1-7562	10.2	August 31, 2018

10.9†	Executive Management Incentive Compensation Award Plan.	DEF 14A	1-7562	App. A	April 7, 2015

10.10†	The Gap, Inc. Executive Deferred Compensation Plan (January 1, 1999 Restatement).	10-Q	1-7562	10.3	December 15, 1998

10.11†	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005.	8-K	1-7562	10.1	November 8, 2005

10.12†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Supplemental Deferred Compensation Plan.	10-K	1-7562	10.29	March 27, 2009

10.13†	Amendment to Executive Deferred Compensation Plan - Suspension of Pending Merger into Supplemental Deferred Compensation Plan.	10-K	1-7562	10.30	March 27, 2009

10.14†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Deferred Compensation Plan.	10-Q	1-7562	10.1	December 8, 2009

10.15†	Deferred Compensation Plan, amended and restated effective September 1, 2011.	10-Q	1-7562	10.1	December 7, 2011

10.16†	Deferred Compensation Plan, amended and restated effective November 17, 2015.	10-K	1-7562	10.24	March 21, 2016

10.17†	Deferred Compensation Plan, amended and restated effective March 24, 2016.	10-Q	1-7562	10.2	June 3, 2016

10.18†	Supplemental Deferred Compensation Plan.	S-8	333-129986	4.1	November 29, 2005

10.19†	First Amendment to Supplemental Deferred Compensation Plan.	10-K	1-7562	10.32	March 27, 2009

10.20†	Second Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.33	March 27, 2009

10.21†	Third Amendment to Supplemental Deferred Compensation Plan - Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.34	March 27, 2009

10.22†	Fourth Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-Q	1-7562	10.2	December 8, 2009

10.23†	2011 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2011

10.24†	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014).	8-K	1-7562	10.1	March 6, 2014

10.25†	2016 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2016

10.26†	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017).	10-K	1-7562	10.30	March 20, 2018

10.27†	Amended and Restated 2016 Long Term-Incentive Plan (effective May 21, 2019).	DEF 14A	1-7562	App. A	April 9, 2019

10.28†	Form of Non-Qualified Stock Option Agreement for Executives under the 2006 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 23, 2006

10.29†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.8	June 8, 2011

10.30†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.9	August 31, 2012

10.31†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.72	March 26, 2013

10.32†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2014

10.33†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 6, 2015

10.34†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.60	March 21, 2016

10.35†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2017

10.36†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 16, 2018

10.37†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2019

10.38†	2020 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 13, 2020

10.39†	Form of Stock Award Agreement for Executives under the 2006 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 23, 2006

10.40†	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 6, 2015

10.41†	Form of Performance Share Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.69	March 21, 2016

10.42†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2017

10.43†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 16, 2018

10.44†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 15, 2019

10.45†	2020 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan,	8-K	1-7562	10.3	March 13, 2020

10.46†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2015

10.47†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.75	March 21, 2016

10.48†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2017

10.49†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 16, 2018

10.50†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 15, 2019

10.51†	2020 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 13, 2020

10.52†	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 16, 2018

10.53†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.10	June 8, 2011

10.54†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.5	March 6, 2014

10.55†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 6, 2015

10.56†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.79	March 21, 2016

10.57†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 9, 2017

10.58†	2020 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 13, 2020

10.59†	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017.	10-Q	1-7562	10.1	August 25, 2017

10.60†	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017, filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.2	June 5, 2017

10.61†	Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant	10-K	1-7562	10.57	March 17, 2020

10.62†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant.	10-Q	1-7562	10.4	November 25, 2020

10.63†	Agreement with Shawn Curran dated September 29, 2017 and confirmed on October 5, 2017.	10-Q	1-7562	10.1	November 22, 2017

10.64†	Letter Agreement dated March 9, 2020 by and between Shawn Curran and the Registrant.	10-Q	1-7562	10.2	November 25, 2020

10.65†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 9, 2020 by and between Shawn Curran and the Registrant.	10-Q	1-7562	10.5	November 25, 2020

10.66†	Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant.	10-Q	1-7562	10.3	November 25, 2020

10.67†	Amendment, dated November 20, 2020, to the Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant.	10-Q	1-7562	10.6	November 25, 2020

10.68†	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016, filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended April 30, 2016, Commission File No. 1-7562.	10-Q	1-7562	10.3	June 3, 2016

10.69†	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017, filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.5	June 5, 2017

10.70†	Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant	10-K	1-7562	10.64	March 17, 2020

10.71†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant.	10-Q	1-7562	10.7	November 25, 2020

10.72†	Agreement with Brent Hyder dated February 25, 2019 and confirmed on February 26, 2019.	10-Q	1-7562	10.1	May 31, 2019

10.73†	Agreement and Release by and between Art Peck and the Registrant dated December 2, 2019 (amending that certain Agreement for Post-Termination Benefits with Art Peck dated June 2, 2017).	10-K	1-7562	10.71	March 17, 2020

10.74†	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016.	8-K	1-7562	10.1	April 13, 2016

10.75†	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017, filed as Exhibit 10.10 to Registrant's Form 10-Q for the quarter ended April 29, 2017, Commission File No. 1-7562.	10-Q	1-7562	10.10	June 5, 2017

10.76†	Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant.	8-K	1-7562	10.1	March 5, 2020

10.77†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant.	10-Q	1-7562	10.10	November 25, 2020

10.78†	Letter Agreement dated March 10, 2020 by and between Katrina O'Connell and the Registrant.	10-K	1-7562	10.74	March 17, 2020

10.79†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Katrina O’Connell and the Registrant.	10-Q	1-7562	10.8	November 25, 2020

10.80†	Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant.	10-Q	1-7562	10.1	November 25, 2020

10.81†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant.	10-Q	1-7562	10.9	November 25, 2020

10.82†	Letter Agreement dated November 17, 2020 by and between Asheesh Saksena and the Registrant.					X

10.83†	Letter Agreement dated November 17, 2020 by and between Sandra Stangl and the Registrant.					X

10.84†	Form of Restricted Stock Unit Award Agreement with Bob L. Martin under the 2016 Long-Term Incentive Plan.	10.Q	1-7562	10.9	June 9, 2020

10.85†	Agreement and Release dated June 12, 2020 by and between Teri List-Stoll and the Registrant.	8-K	1-7562	10,2	May 8, 2020

14	Code of Business Conduct.	10-K	1-7562	14	March 26, 2010

21	Subsidiaries of Registrant.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

THE GAP, INC.

Date:	March 16, 2021	By	/s/ SONIA SYNGAL
Sonia Syngal Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 16, 2021	By	/s/ KATRINA O'CONNELL
Katrina O'Connell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 16, 2021	By	/s/ JOHN J. FISHER
John J. Fisher, Director

Date:	March 16, 2021	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 16, 2021	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 16, 2021	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 16, 2021	By	/s/ ISABELLA D. GOREN
Isabella D. Goren, Director

Date:	March 16, 2021	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date	March 16, 2021	By	/s/ AMY MILES
Amy Miles, Director

Date:	March 16, 2021	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date:	March 16, 2021	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 16, 2021	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 16, 2021	By	/s/ ELIZABETH SMITH
Elizabeth Smith, Director