Form 10-Q
period 2021-05-01
GAP INC
filed 2021-05-28
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-7562
THE GAP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Folsom Street
San Francisco, California 94105
(Address of principal executive offices and zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 21, 2021 was 377,602,302.

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
•the impact of recent accounting pronouncements;
•recognition of revenue deferrals as revenue;
•our new credit card program with Barclays and Mastercard, as well as our previous program with Synchrony Financial;
•compliance with applicable covenants under the Notes and the ABL Facility (each as defined below);
•unrealized gains and losses from designated cash flow hedges;
•future share repurchases, including the potential timing and amounts thereof;
•the impact of losses due to indemnification obligations;
•the outcome of proceedings, lawsuits, disputes, and claims, including the impact of such actions on our financial results;
•our Power Plan 2023 strategy and our ability to execute against it;
•our omni-channel capabilities;
•our key initiatives and business priorities;
•our Gap Home venture with Walmart.com and other existing and potential future partnerships;
•the impact of COVID-related store closures and supply chain challenges;
•product acceptance by our customers;
•our investments in demand generation;
•targeted closures of North American stores, including the number and timing thereof and costs associated therewith;
•the impact of our expected lease buyouts amounts;
•our ability to reach agreements with our landlords regarding suspended rent payments for our temporarily closed stores;
•the expected timing, cost and scope of the strategic review of our operating model in Europe;
•the impact of the divestiture of the Janie & Jack and Intermix businesses;
•our loyalty programs;
•creating product that offers value to our customers through a combination of fit, quality, brand and price;
•investing in our four purpose-led lifestyle brands to drive relevance and gain market share;
•growing our online business;
•attracting and retaining strong talent in our businesses and functions;
•reducing our fixed cost structure to fuel demand generation investments;
•leveraging our scale to navigate constraints in supply chain;
•managing inventory to support a healthy merchandise margin;
•rationalizing the Gap and Banana Republic brands;
•prioritizing asset-light growth through licensing, online, and franchise partnerships globally;
•continuing to integrate social and environmental sustainability into business practices;
•our ability to respond to developments in the COVID-19 pandemic situation and guidance from international and domestic authorities;
•our ability to manage through the impacts of COVID-19, including the impact it has on our liquidity;
•our ability to supplement near-term liquidity, if necessary, with the ABL Facility or other available market instruments;
•cash flows from our operations, along with current cash balances, and the Notes and the ABL Facility being sufficient to support our business operations;
•the impact of seasonality and COVID-19 recovery on our operations;
•our dividend policy, including the potential timing and amounts of future dividends; and

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
•the risk that a failure of, or updates or changes to, our information technology systems may disrupt our operations;
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of May 28, 2021. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,066	$1,988	$1,028
Short-term investments	475	410	51
Merchandise inventory	2,370	2,451	2,217
Other current assets	1,091	1,159	920
Total current assets	6,002	6,008	4,216
Property and equipment, net of accumulated depreciation of $5,616, $5,608 and $5,886	2,839	2,841	2,945
Operating lease assets	4,060	4,217	4,851
Other long-term assets	703	703	698
Total assets	$13,604	$13,769	$12,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Revolving credit facility	$—	$—	$500
Accounts payable	1,530	1,743	971
Accrued expenses and other current liabilities	1,294	1,276	1,051
Current portion of operating lease liabilities	798	831	886
Income taxes payable	16	34	23
Total current liabilities	3,638	3,884	3,431
Long-term liabilities:
Long-term debt	2,218	2,216	1,250
Long-term operating lease liabilities	4,449	4,617	5,331
Other long-term liabilities	493	438	381
Total long-term liabilities	7,160	7,271	6,962
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 377, 374, and 373 shares	19	19	19
Additional paid-in capital	118	85	17
Retained earnings	2,667	2,501	2,235
Accumulated other comprehensive income	2	9	46
Total stockholders’ equity	2,806	2,614	2,317
Total liabilities and stockholders’ equity	$13,604	$13,769	$12,710
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 1, 2021	May 2, 2020
Net sales	$3,991	$2,107
Cost of goods sold and occupancy expenses	2,361	1,839
Gross profit	1,630	268
Operating expenses	1,390	1,512
Operating income (loss)	240	(1,244)
Interest expense	54	19
Interest income	(1)	(4)
Income (loss) before income taxes	187	(1,259)
Income taxes	21	(327)
Net income (loss)	$166	$(932)
Weighted-average number of shares - basic	376	372
Weighted-average number of shares - diluted	385	372
Earnings (loss) per share - basic	$0.44	$(2.51)
Earnings (loss) per share - diluted	$0.43	$(2.51)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Net income (loss)	$166	$(932)
Other comprehensive income (loss), net of tax
Foreign currency translation	(3)	(9)
Change in fair value of derivative financial instruments, net of tax of $— and $2	(7)	19
Reclassification adjustment for losses (gains) on derivative financial instruments, net of tax of $— and $—	3	(4)
Other comprehensive income (loss), net of tax	(7)	6
Comprehensive income (loss)	$159	$(926)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
Net income for the thirteen weeks ended May 1, 2021				166		166
Other comprehensive income (loss), net of tax
Foreign currency translation					(3)	(3)
Change in fair value of derivative financial instruments					(7)	(7)
Amounts reclassified from accumulated other comprehensive income					3	3
Issuance of common stock related to stock options and employee stock purchase plans	1	—	25			25
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(32)			(32)
Share-based compensation, net of forfeitures			40			40
Balance as of May 1, 2021	377	$19	$118	$2,667	$2	$2,806

Balance as of February 1, 2020	371	$19	$—	$3,257	$40	$3,316
Net loss for the thirteen weeks ended May 2, 2020				(932)		(932)
Other comprehensive income (loss), net of tax
Foreign currency translation					(9)	(9)
Change in fair value of derivative financial instruments					19	19
Amounts reclassified from accumulated other comprehensive income					(4)	(4)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(7)			(7)
Share-based compensation, net of forfeitures			18			18
Common stock dividends declared ($0.2425 per share) (1)				(90)		(90)
Balance as of May 2, 2020	373	$19	$17	$2,235	$46	$2,317
__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. The dividend payable amount for the first quarter of fiscal 2020 was estimated based upon the shareholders of record as of May 2, 2020. The dividend was paid during the first quarter of fiscal 2021 to shareholders of record at the close of business on April 7, 2021.
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income (loss)	$166	$(932)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120	130
Share-based compensation	36	18
Impairment of operating lease assets	5	360
Impairment of store assets	—	124
Amortization of debt issuance costs	4	—
Non-cash and other items	13	3
Loss on divestiture activity	56	—
Deferred income taxes	18	(41)
Changes in operating assets and liabilities:
Merchandise inventory	69	(79)
Other current assets and other long-term assets	10	126
Accounts payable	(205)	(203)
Accrued expenses and other current liabilities	40	(86)
Income taxes payable, net of receivables and other tax-related items	(18)	(322)
Other long-term liabilities	41	(18)
Operating lease assets and liabilities, net	(15)	(20)
Net cash provided by (used for) operating activities	340	(940)
Cash flows from investing activities:
Purchases of property and equipment	(124)	(122)
Proceeds from divestiture activity	28	—
Purchases of short-term investments	(298)	(59)
Proceeds from sales and maturities of short-term investments	233	297
Net cash provided by (used for) investing activities	(161)	116
Cash flows from financing activities:
Proceeds from revolving credit facility	—	500
Proceeds from issuances under share-based compensation plans	25	6
Withholding tax payments related to vesting of stock units	(32)	(7)
Cash dividends paid	(91)	—
Net cash provided by (used for) financing activities	(98)	499
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1)	(8)
Net increase (decrease) in cash, cash equivalents, and restricted cash	80	(333)
Cash, cash equivalents, and restricted cash at beginning of period	2,016	1,381
Cash, cash equivalents, and restricted cash at end of period	$2,096	$1,048
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$2	$38
Cash paid for income taxes during the period, net of refunds	$20	$37
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of May 1, 2021 and May 2, 2020 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2021 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
The results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 29, 2022.
COVID-19
In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. Fiscal 2020 results were significantly impacted as we temporarily closed our North America retail stores and a large number of our stores globally. During the thirteen weeks ending May 1, 2021, there continued to be residual impacts from store closures in international markets and in our supply chain as a result of COVID-19. We continue to consider the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements.
Restricted Cash
As of May 1, 2021, restricted cash primarily included consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,066	$1,988	$1,028
Restricted cash included in other current assets	—	4	—
Restricted cash included in other long-term assets	30	24	20
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,096	$2,016	$1,048
Accounting Pronouncements Recently Adopted
In April 2020, the Financial Accounting Standards Board ("FASB") provided guidance on accounting for rent concessions resulting from the COVID-19 pandemic. We considered the FASB's guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. The impact of applying the temporary practical expedient was not material to our Condensed Consolidated Financial Statements for the thirteen weeks ending May 1, 2021.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued accounting standards update ("ASU") No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU is intended to enhance and simplify aspects of the income tax accounting guidance in Accounting Standards Codification Topic 740 as part of the FASB's simplification initiative. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU on January 31, 2021 on a prospective basis and the adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.
Accounting Pronouncements Not Yet Adopted
The Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements, based on current information.
Note 2. Revenue
Disaggregation of Net Sales
We disaggregate our net sales between stores and online and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped. The COVID-19 pandemic and resulting temporary closure of our stores negatively affected our net sales for the first quarter of fiscal 2020.
Net sales disaggregated for stores and online sales are as follows:

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Store sales (1)	$2,384	$1,108
Online sales (2)	1,607	999
Total net sales	$3,991	$2,107
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores. Additionally, sales from the business-to-business program are also included during the thirteen weeks ended May 1, 2021.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
13 Weeks Ended May 1, 2021
U.S. (1)	$2,099	$556	$333	$347	$89	$3,424
Canada	159	68	34	—	—	261
Europe	—	69	3	—	—	72
Asia	1	163	16	—	—	180
Other regions	21	30	3	—	—	54
Total	$2,280	$886	$389	$347	$89	$3,991

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (4)	Total
13 Weeks Ended May 2, 2020
U.S. (1)	$949	$311	$245	$205	$51	$1,761
Canada	77	34	24	—	—	135
Europe	—	54	3	—	—	57
Asia	1	108	12	—	—	121
Other regions	11	17	5	—	—	33
Total	$1,038	$524	$289	$205	$51	$2,107
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
(2)Previously, net sales for the Athleta brand were grouped within the "Other" column. Beginning in fiscal 2021, we have made a change for all periods presented to break out Athleta net sales into its own column.
(3)Primarily consists of net sales for the Intermix brand. Also includes net sales for the Janie and Jack brand through April 7, 2021.
(4)Primarily consists of net sales for the Intermix, Janie and Jack, and Hill City brands.

Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended May 1, 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $89 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $222 million as of May 1, 2021.
We expect that the majority of our revenue deferrals as of the quarter ended May 1, 2021, will be recognized as revenue in the next twelve months as our performance obligations are satisfied.
For the thirteen weeks ended May 2, 2020, the opening balance of deferred revenue for these obligations was $226 million, of which $79 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $198 million as of May 2, 2020.
During the thirteen weeks ended May 1, 2021, the Company entered into new long-term credit card program agreements with Barclays and Mastercard. Barclays will become the exclusive issuer of Gap Inc.’s co-branded and private label credit card program in the U.S. beginning in May 2022. Accordingly, our previous private label credit card program with Synchrony Financial will be discontinued in April 2022. During the thirteen weeks ended May 1, 2021, the Company received a $45 million payment relating to the new agreement, which was recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet as of May 1, 2021.

Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	May 1, 2021	January 30, 2021	May 2, 2020
2021 Notes	$—	$—	$1,250
2023 Notes	500	500	—
2025 Notes	750	750	—
2027 Notes	1,000	1,000	—
Less: Unamortized debt issuance costs	(32)	(34)	—
Total long-term debt	$2,218	$2,216	$1,250
The scheduled maturity of the Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Secured Notes (1)
May 15, 2023	$500	8.375%	Semi-Annual
May 15, 2025	750	8.625%	Semi-Annual
May 15, 2027	1,000	8.875%	Semi-Annual
Total issuance	$2,250
__________
(1)Includes an option to call the Notes in whole or in part at any time, subject to a make-whole premium.
As of May 1, 2021, the aggregate estimated fair value of the notes due 2023 ("2023 Notes), 2025 (“2025 Notes”), and 2027 (“2027 Notes”) (collectively, the “Notes”) was $2.57 billion and was based on the quoted market price for each of the Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheet, net of the unamortized debt issuance cost.
In May 2020, we entered into the senior secured asset-based revolving credit agreement (the "ABL Facility"), which has a $1.8675 billion borrowing capacity and bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. The ABL Facility is scheduled to expire in May 2023. We also have the ability to issue letters of credit on our ABL Facility. As of May 1, 2021, we had $52 million in standby letters of credit issued under the ABL Facility. There were no borrowings under the ABL Facility as of May 1, 2021.
As of May 1, 2021, we were in compliance with the applicable financial covenants and expect to maintain compliance for the next twelve months.
We also had a $500 million, five-year, revolving credit facility, which was scheduled to expire in May 2023. On March 25, 2020, we drew down the entire amount under the revolving credit facility resulting in a total of $500 million outstanding as of May 2, 2020, which was repaid in full on May 7, 2020. The borrowings accrued interest at a base rate (typically LIBOR) plus a margin based on our long-term senior unsecured credit ratings and our leverage ratio. The draw-down proceeds were recorded in revolving credit facility on the Condensed Consolidated Balance Sheet. There were no material outstanding letters of credit under the revolving credit facility as of May 2, 2020.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $49 million as of May 1, 2021. As of May 1, 2021, there were no borrowings under the Foreign Facilities. There were $11 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of May 1, 2021.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of May 1, 2021.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen weeks ended May 1, 2021 or May 2, 2020. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen weeks ended May 1, 2021 or May 2, 2020.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 1, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$143	$—	$143	$—
Short-term investments	475	365	110	—
Derivative financial instruments	6	—	6	—
Deferred compensation plan assets	49	49	—	—
Other assets	4	—	—	4
Total	$677	$414	$259	$4
Liabilities:
Derivative financial instruments	$30	$—	$30	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$375	$25	$350	$—
Short-term investments	410	342	68	—
Derivative financial instruments	5	—	5	—
Deferred compensation plan assets	43	43	—	—
Other assets	2	—	—	2
Total	$835	$410	$423	$2
Liabilities:
Derivative financial instruments	$21	$—	$21	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 2, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$139	$—	$139	$—
Short-term investments	51	—	51	—
Derivative financial instruments	36	—	36	—
Deferred compensation plan assets	47	47	—	—
Other assets	2	—	—	2
Total	$275	$47	$226	$2
Liabilities:
Derivative financial instruments	$5	$—	$5	$—
We have highly liquid fixed and variable income investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our investments in cash equivalents are placed primarily in time deposits, money market funds, and debt securities.

Our available-for-sale securities are comprised of investments in debt securities and are recorded in both short-term investments and cash and cash equivalents on the Condensed Consolidated Balance Sheets. These securities are recorded at fair value using market prices. As of May 1, 2021, January 30, 2021, and May 2, 2020, the Company held $475 million, $410 million, and $51 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of May 1, 2021, January 30, 2021, and May 2, 2020, the Company held $25 million, $90 million and $1 million, respectively, of available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were not material as of May 1, 2021 and May 2, 2020.
The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen weeks ended May 1, 2021 or May 2, 2020, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
Derivative financial instruments primarily include foreign exchange forward contracts. The fair value of the Company’s derivative financial instruments is determined using pricing models based on current market rates. See Note 6 of Notes to Condensed Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
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
During the thirteen weeks ended May 1, 2021, the Company recorded impairment of operating lease assets of $5 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $15 million to their fair value of $10 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations. There were no material impairment charges recorded for store long-lived assets during the thirteen weeks ended May 1, 2021.
During fiscal 2020, the impact of COVID-19 resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. During the thirteen weeks ended May 2, 2020, the Company recorded impairment of store assets of $124 million and impairment of operating lease assets of $360 million. The impairment of the store assets reduced the carrying amount of the applicable long-lived assets of $127 million to their fair value of $3 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $1,358 million to their fair value of $998 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen weeks ended May 1, 2021 or May 2, 2020.
Note 5. Income Taxes
The effective income tax rate was 11.2 percent for the thirteen weeks ended May 1, 2021, compared with 26.0 percent for the thirteen weeks ended May 2, 2020. The decrease in the effective tax rate is primarily due to a tax benefit resulting from divestiture activity during the first quarter of fiscal 2021.

Note 6. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable, financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollar, British pound, Japanese yen, Euro, Mexican peso, Taiwan dollar, and Chinese yuan. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Derivatives designated as cash flow hedges	$343	$508	$319
Derivatives not designated as hedging instruments	683	811	785
Total	$1,026	$1,319	$1,104

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 1, 2021	January 30, 2021	May 2, 2020
Derivatives designated as cash flow hedges:
Other current assets	$4	$—	$16
Accrued expenses and other current liabilities	19	12	—

Derivatives not designated as hedging instruments:
Other current assets	2	5	20
Accrued expenses and other current liabilities	11	9	5

Total derivatives in an asset position	$6	$5	$36
Total derivatives in a liability position	$30	$21	$5
All of the unrealized gains and losses from designated cash flow hedges as of May 1, 2021 will be recognized into net income within the next twelve months at the then-current values, which may differ from the fair values as of May 1, 2021 shown above.

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
The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income (Loss)
	13 Weeks Ended May 1, 2021		13 Weeks Ended May 2, 2020
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,361	$1,390	$1,839	$1,512

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	3	—	(4)	—
Derivatives not designated as hedging instruments	—	11	—	(43)
Total (gain) loss recognized in net income (loss)	$3	$11	$(4)	$(43)
Note 7. Share Repurchases
In February 2019, the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $800 million remaining as of May 1, 2021. There were no shares repurchased during the thirteen weeks ended May 1, 2021 or May 2, 2020.
Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended
(shares in millions)	May 1, 2021	May 2, 2020
Weighted-average number of shares - basic	376	372
Common stock equivalents (1)	9	—
Weighted-average number of shares - diluted	385	372
__________
(1)For the thirteen weeks ended May 2, 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 7 million and 15 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 1, 2021, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 1, 2021, January 30, 2021, and May 2, 2020, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to May 1, 2021, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of May 1, 2021, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through well-located stores and digital advantaged online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of May 1, 2021. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.
Note 11. Divestitures
As part of a strategic review of the Company's brands and businesses, the Company entered into agreements to sell its Janie and Jack and Intermix brands. The sale of Janie and Jack was completed on April 8, 2021. The sale of Intermix was completed on May 21, 2021. The Company reclassified $109 million of assets and $112 million of liabilities for the Intermix brand as held for sale within other current assets and accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet as of May 1, 2021 and measured the disposal group at its estimated fair value less costs to sell. The aggregate carrying amount of assets and liabilities for amounts classified as held for sale primarily consist of $61 million of net operating lease assets, $19 million of inventory, and $97 million of operating lease liabilities.
As a result of these transactions, the Company recognized a pre-tax loss of $56 million within operating expenses on the Condensed Consolidated Statements of Operations during the thirteen weeks ended May 1, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We have Company-operated stores in the United States, Canada, the United Kingdom, France, Ireland, Japan, Italy, China, Taiwan, and Mexico. Our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, Old Navy, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
OVERVIEW
During fiscal 2020, we unveiled our Power Plan 2023 strategy, which reflects long-term plans to grow and strengthen the Company. Since then, we have focused on our key initiatives, including growing Old Navy and Athleta, repositioning and transforming Gap and Banana Republic, growing our online business, expanding into new categories such as inclusive sizing, and scaling strategic partnerships such as our recently announced venture into the Home market through the launch of Gap Home at Walmart.com, to amplify the reach of our brands to customers across product categories, markets, and channels.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. As a result, we temporarily closed a large number of our stores globally during the first quarter of fiscal 2020; however, we innovated ways to safely serve customer demand through leveraging our omni-fulfillment capabilities, including curbside pick-up and ship-from-store. We re-opened the majority of our stores that were temporarily closed by the beginning of the third quarter of fiscal 2020. Our results for the first quarter of fiscal 2021 reflect continued domestic recovery from the effects of the COVID-19 pandemic and an ongoing shift in focus from store sales to online sales, however, there continued to be impacts from store closures in international markets and in our supply chain. Pandemic-related costs and increased shipping costs incurred to meet customer demand for our growing online business were offset by fixed cost savings gained through strategic store closures as a result of our fleet rationalization initiatives. Additionally, product acceptance from our customers has improved in response to our investments in demand generation resulting in improved product margins.
In line with our Power Plan 2023, the Company shared its strategic focus to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. The majority of the select stores being considered have leases that expired in fiscal 2020 or will expire in fiscal 2021 which allows us to exit underperforming stores with a minimal net impact to our Consolidated Statement of Operations. As of May 1, 2021, we have closed, net of openings, 195 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
The Company also expects substantial cash lease buyout amounts relating to a small population of stores we intend to close across multiple brands; however, we expect these buyouts to have a minimal net impact to our Consolidated Statements of Operations. During the first quarter of fiscal 2021, the Company executed store buyout agreements. The net impact of these buyouts was not material to our Condensed Consolidated Statement of Operations. As a result of COVID-19, we suspended rent payments for our temporarily closed stores. We are continuing to work through negotiations with our landlords relating to those leases. The rent abatement benefit was not material to our Condensed Consolidated Statement of Operations for the first quarter of fiscal 2021.
We are continuing our previously shared strategic review of our operating model in Europe. We remain focused on continuing to serve our customers in Europe with asset-light partnerships such as franchise or online. While no decisions have been made, our strategic plans could result in significant costs to the Company including charges related to leases and inventory, and employee-related costs. We are targeting to finalize our plans in fiscal 2021.
On March 19, 2021, the Company entered into an agreement to sell the Janie and Jack brand and on April 30, 2021, entered into an agreement to sell the Intermix brand. We closed the sale of Janie and Jack in April 2021 and the sale of Intermix closed on May 21, 2021. We believe these divestitures will allow the Company to prioritize its strategic focus and resources on growing our four purpose-led, lifestyle brands. We recognized a pre-tax loss of $56 million for the first quarter of fiscal 2021 in conjunction with these transactions. See Note 11 of Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for further information.

As part of our Power Plan 2023, the Company is focused on enhancing its rewards program to attract new customers and create enduring relationships to turn its customers into lifelong loyalists. In April 2021, the Company entered into new long-term credit card program agreements with Barclays and Mastercard. Barclays will become the exclusive issuer of Gap Inc.’s co-branded and private label credit card program in the U.S. beginning in May 2022. In addition, Gap Inc. and Barclays will issue the co-branded credit cards on the Mastercard payment network. Accordingly, our previous private label credit card program with Synchrony Financial will be discontinued in April 2022.
Our business priorities for fiscal 2021 are as follows:
•creating product that offers value to our customers through a combination of fit, quality, brand and price;
•investing in our four purpose-led lifestyle brands to drive relevance and gain market share;
•growing our online business;
•attracting and retaining strong talent in our businesses and functions;
•reducing our fixed cost structure to fuel demand generation investments;
•leveraging our scale to navigate constraints in supply chain;
•managing inventory to support a healthy merchandise margin;
•rationalizing the Gap and Banana Republic brands;
•prioritizing asset-light growth through licensing, online, and franchise partnerships globally; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.
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
We continue to monitor the evolving pandemic situation and guidance from international and domestic authorities, including federal, state, and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan.
Financial results for the first quarter of fiscal 2021 are as follows:
•Net sales for the first quarter of fiscal 2021 increased 89 percent compared with the first quarter of fiscal 2020.
•Online sales for the first quarter of fiscal 2021 increased 61 percent compared with the first quarter of fiscal 2020 and store sales for the first quarter of fiscal 2021 increased 115 percent compared with the first quarter of fiscal 2020.
•Gross profit for the first quarter of fiscal 2021 was $1,630 million compared with $268 million for the first quarter of fiscal 2020. Gross margin for the first quarter of fiscal 2021 was 40.8 percent compared with 12.7 percent for the first quarter of fiscal 2020.
•Operating income for the first quarter of fiscal 2021 was $240 million compared with operating loss of $(1,244) million for the first quarter of fiscal 2020.
•The effective income tax rate for the first quarter of fiscal 2021 was 11.2 percent, compared with 26.0 percent for the first quarter of fiscal 2020.
•Net income for the first quarter of fiscal 2021 was $166 million compared with net loss of $(932) million for the first quarter of fiscal 2020.
•Diluted earnings per share was $0.43 for the first quarter of fiscal 2021 compared with diluted loss per share of $(2.51) for the first quarter of fiscal 2020.

RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through online channels. The calculation of Gap Inc. Comp Sales excludes the results of our franchise business.
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
A store is considered non-comparable ("Non-comp") when it has been open and operated by the Company for less than one year or has changed its selling square footage by 15 percent or more within the past year.
A store is considered "Closed" if it is temporarily closed for three or more full consecutive days or it is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in Closed status for three or more days in the prior year, the store will be in Non-comp status for the same days the following year.
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
For the thirteen weeks ended May 1, 2021, any stores temporarily closed for more than three days as a result of COVID-19 during the first quarter of fiscal 2020 were excluded from the Comp Sales calculations. After temporarily closed stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation for each period.
As a result of the extensive temporary store closures due to the COVID-19 pandemic, Comp Sales are not a meaningful metric for the thirteen weeks ended May 2, 2020. The Comp Sales for the thirteen weeks ended May 1, 2021 reflect continued recovery from the pandemic.
The percentage change in Comp Sales by global brand and for The Gap, Inc. for the thirteen weeks ended May 1, 2021 is as follows:

13 Weeks Ended
May 1, 2021
Old Navy Global	35%
Gap Global	29%
Banana Republic Global	(4)%
Athleta	27%
The Gap, Inc.	28%

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2021	13 Weeks Ended May 1, 2021		May 1, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	24	2	1,242	19.9
Gap North America	556	1	5	552	5.8
Gap Asia	340	5	8	337	2.9
Gap Europe	117	1	2	116	1.0
Banana Republic North America	471	1	3	469	4.0
Banana Republic Asia	47	3	2	48	0.2
Athleta North America	199	3	—	202	0.8
Intermix North America	31	—	—	31	0.1
Janie and Jack North America (2)	119	—	—	—	—
Company-operated stores total	3,100	38	22	2,997	34.7
Franchise	615	36	77	574	N/A
Total	3,715	74	99	3,571	34.7
Decrease over prior year				(8.7)%	(5.4)%

	February 1, 2020	13 Weeks Ended May 2, 2020		May 2, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	4	3	1,208	19.5
Old Navy Asia	17	—	17	—	—
Gap North America	675	—	8	667	7.1
Gap Asia	358	5	2	361	3.2
Gap Europe	137	—	7	130	1.1
Banana Republic North America	541	—	2	539	4.5
Banana Republic Asia	48	1	3	46	0.2
Athleta North America	190	1	—	191	0.8
Intermix North America	33	—	—	33	0.1
Janie and Jack North America	139	—	1	138	0.2
Company-operated stores total	3,345	11	43	3,313	36.7
Franchise	574	29	5	598	N/A
Total	3,919	40	48	3,911	36.7
Increase (decrease) over prior year				1.6%	(0.3)%
__________
(1)Represents stores that have been permanently closed, not stores temporarily closed as a result of COVID-19.
(2)On April 8, 2021, the Company completed the sale of the Janie and Jack brand. The 119 stores sold are not included as store closures or in the ending balance for fiscal 2021.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2021 increased $1,884 million, or 89 percent, compared with the first quarter of fiscal 2020, driven primarily by temporary store closures across our fleet during the first quarter of fiscal 2020 due to the COVID-19 pandemic.
Store sales increased 115% compared with the first quarter of fiscal 2020, primarily driven by significant increases across all brands as store traffic came back at domestic store locations the Company has reopened; partially offset by strategic store closures. Even with the return of store traffic, our investment in demand generation during the period helped drive online sales growth for the first quarter of fiscal 2021 which increased $608 million or 61 percent, compared with the first quarter of fiscal 2020 reflecting progress against executing our Power Plan 2023 strategy of digital dominance.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Cost of goods sold and occupancy expenses	$2,361	$1,839
Gross profit	$1,630	$268
Cost of goods sold and occupancy expenses as a percentage of net sales	59.2%	87.3%
Gross margin	40.8%	12.7%
Cost of goods sold and occupancy expenses decreased 28.1 percentage points as a percentage of net sales in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020.
•Cost of goods sold decreased 13.9 percentage points as a percentage of net sales in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020, primarily driven by higher inventory impairment recognized in the first quarter of fiscal 2020 due to store closures as a result of COVID-19. Cost of goods sold as a percentage of net sales in the first quarter of fiscal 2021 also decreased as a result of improved retail traffic and lower promotional activity primarily at Old Navy Global and Gap Global.
•Occupancy expenses decreased 14.2 percentage points as a percentage of net sales in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 primarily driven by an increase in net sales largely due to temporary store closures as a result of COVID-19 during the first quarter of fiscal 2020. Additionally, during the first quarter of fiscal 2021 online sales continued to grow which has minimal impact on fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Operating expenses	$1,390	$1,512
Operating expenses as a percentage of net sales	34.8%	71.8%
Operating margin	6.0%	(59.0)%

Operating expenses decreased $122 million or 37 percentage points as a percentage of net sales in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 primarily due to the following:
•a decrease due to impairment charges related to store assets and operating lease assets of $484 million that occurred during the first quarter of fiscal 2020 primarily due to the impact of COVID-19; partially offset by
•an increase in store payroll and benefits and other store operating expenses due to COVID-19 temporary store closures during the first quarter of fiscal 2020;
•an increase in advertising expense to fuel demand across all purpose-led lifestyle brands;
•an increase in bonus expense as a result of improved performance; and
•a loss on divestiture activity related to the Janie and Jack and Intermix brands.

Interest Expense

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Interest expense	$54	$19
Interest expense increased $35 million or 184 percent during the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 primarily due to higher outstanding long-term debt and higher interest rates as a result of the May 2020 issuance of the Notes. The total outstanding principal related to our Notes was $2.25 billion as of May 1, 2021 as compared with $1.25 billion related to our previous 5.95 percent 2021 Notes as of May 2, 2020. Additionally, the new Notes bear interest at 8.375 percent, 8.625 percent, and 8.875 percent compared with our previous 5.95 percent 2021 Notes.

Income Taxes

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Income taxes	$21	$(327)
Effective tax rate	11.2%	26.0%
The decrease in the effective tax rate for the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 is primarily due to a tax benefit resulting from divestiture activity during the first quarter of fiscal 2021 as well as the impact of the Coronavirus Aid, Relief, and Economic Security Act in the first quarter of fiscal 2020. This was partially offset by changes in the mix of pretax income between domestic and international operations during the first quarter of fiscal 2020.
LIQUIDITY AND CAPITAL RESOURCES
We continue to manage through the impacts of COVID-19, including the impact it has on our liquidity. As of May 1, 2021, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents	$2,066	$—	$2,066
Short-term investments	475	—	475
Debt
8.375 percent 2023 Notes	500	500	—
8.625 percent 2025 Notes	750	750	—
8.875 percent 2027 Notes	1,000	1,000	—
Total	$4,791	$2,250	$2,541
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
We believe our capital structure provides sufficient liquidity and our cash flows from our operations, along with current cash balances, and the instruments mentioned above will be sufficient to support our business operations for the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $1,280 million during the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020, primarily due to the following:
    Net Income (Loss)
•Net income compared with net loss in prior comparable period;
Non-cash item
•a decrease of $479 million due to higher non-cash impairment charges for operating lease assets and store assets during the first quarter of fiscal 2020 compared with the first quarter of fiscal 2021;
Changes in operating assets and liabilities
•an increase of $304 million related to income taxes payable, net of receivables and other tax-related items resulting from the net operating loss carrybacks attributable to the first quarter of fiscal 2020 as well as timing of tax-related payments;

•an increase of $148 million related to merchandise inventory primarily due to the utilization of seasonal inventory stored at our distribution center since fiscal 2020 as a result of the COVID-19 pandemic compared with higher inventory purchases during the first quarter of fiscal 2020; and
•an increase of $126 million related to accrued expenses and other current liabilities primarily due to the timing of interest payments related to our long-term debt.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations, in addition to the residual impact of COVID-19 and strategic initiatives, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities was $161 million during the first quarter of fiscal 2021 compared with $116 million of cash provided by investing activities during the first quarter of fiscal 2020, primarily due to the following:
•$303 million higher net purchases of available-for-sale debt securities during the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020.
Cash Flows from Financing Activities
Net cash used for financing activities was $98 million during the first quarter of fiscal 2021 compared with $499 million of cash provided by financing activities during the first quarter of fiscal 2020, primarily due to the following:
•$500 million in proceeds received as a result of drawing down on our revolving credit facility during the first quarter of fiscal 2020; and
•$91 million payment of the dividend that was deferred during the first quarter of fiscal 2020 as a result of the COVID-19 pandemic.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 1, 2021	May 2, 2020
Net cash provided by (used for) operating activities	$340	$(940)
Less: Purchases of property and equipment	(124)	(122)
Free cash flow	$216	$(1,062)
Debt and Credit Facilities
For financial information about the Company’s debt and credit facilities as of May 1, 2021 see “Debt and Credit Facilities” in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
During the thirteen weeks ended May 1, 2021, the Company paid the previously declared first quarter of fiscal 2020 dividend to shareholders of record at the close of business on April 7, 2021. On May 11, 2021, the board of directors authorized a second quarter fiscal year 2021 dividend of $0.12 per share, payable on or after July 28, 2021 to shareholders of record at the close of business on July 7, 2021.

Share Repurchases
On May 11, 2021, the Company announced the resumption of its share repurchase program, which has $800 million of its $1 billion authorization remaining. Subject to market conditions and other considerations, the Company intends to repurchase up to $200 million of shares under the program in the remainder of fiscal year 2021.
Certain financial information about the Company’s share repurchases is set forth under the heading “Share Repurchases” in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 30, 2021, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 30, 2021, is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for disclosures on our debt, investments, and derivative financial instruments.
Item 4.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We continually monitor and assess the control environment for potential impacts to the design and operating effectiveness of internal controls over financial reporting due to various factors, including any residual impact of COVID-19.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages, and some are covered in part by insurance.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact operations in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our financial results.
Item 1A.     Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
On February 26, 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization (the "February 2019 repurchase program"), which has no expiration date. There were no shares repurchased, other than shares withheld to settle employee statutory tax withholding related to the vesting of stock units, during the thirteen weeks ended May 1, 2021. The February 2019 repurchase program had $800 million remaining as of May 1, 2021.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective March 23, 2020)	8-K	1-7562	3.1	March 5, 2020
10.1†	2021 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.1	March 9, 2021
10.2†	2021 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 9, 2021
10.3†	2021 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.3	March 9, 2021
10.4*	Credit Card Program Agreement, dated as of April 8, 2021, by and among Registrant, Old Navy, LLC, Banana Republic, LLC, Athleta LLC and Barclays Bank Delaware					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
_____________________________
(P)    This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
†    Indicates management contract or compensatory plan or arrangement.
*    Certain portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	May 28, 2021	By	/s/ Sonia Syngal
Sonia Syngal
Chief Executive Officer
(Principal Executive Officer)

Date:	May 28, 2021	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)