Form 10-Q
period 2021-07-31
GAP INC
filed 2021-08-27
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 20, 2021 was 376,105,065.

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
•the timing of revenue recognition of revenue deferrals;
•our new credit card program with Barclays and Mastercard, as well as our program with Synchrony Financial;
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
•the expected timing, cost, and scope of the strategic review of our operating model in Europe;
•the impact of the divestitures of our Janie and Jack and Intermix businesses;
•the impact of our expected lease buyout amounts;
•our ability to reach agreements with our landlords regarding suspended rent payments for our temporarily closed stores;
•the impact of COVID-related store closures and supply chain challenges;
•our plans to rationalize the Gap and Banana Republic brands in North America, including the targeted closures of North American Gap and Banana Republic stores together with the number and timing thereof and costs associated therewith;
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
•our investments in demand generation and the benefits associated therewith;
•our ability to supplement near-term liquidity, if necessary, with the ABL Facility or other available market instruments;
•the ability of our cash flows from our operations, current cash balances, the Notes and the ABL Facility to support our business operations;
•the impact of seasonality and COVID-19 recovery on our operations;
•the importance of our sustained ability to generate free cash flow, which is a non-GAAP financial measure and is defined and discussed in more detail in Item 1 of Part 1 of this Form 10-Q below;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 27, 2021. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,375	$1,988	$2,188
Short-term investments	337	410	25
Merchandise inventory	2,281	2,451	2,242
Other current assets	1,201	1,159	882
Total current assets	6,194	6,008	5,337
Property and equipment, net of accumulated depreciation of $5,603, $5,608 and $5,933	2,897	2,841	2,895
Operating lease assets	3,975	4,217	4,689
Other long-term assets	693	703	795
Total assets	$13,759	$13,769	$13,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,583	$1,743	$1,629
Accrued expenses and other current liabilities	1,252	1,276	1,124
Current portion of operating lease liabilities	789	831	856
Income taxes payable	27	34	40
Total current liabilities	3,651	3,884	3,649
Long-term liabilities:
Long-term debt	2,220	2,216	2,212
Long-term operating lease liabilities	4,348	4,617	5,179
Other long-term liabilities	520	438	423
Total long-term liabilities	7,088	7,271	7,814
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 376, 374, and 374 shares	19	19	19
Additional paid-in capital	114	85	39
Retained earnings	2,879	2,501	2,173
Accumulated other comprehensive income	8	9	22
Total stockholders’ equity	3,020	2,614	2,253
Total liabilities and stockholders’ equity	$13,759	$13,769	$13,716
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$4,211	$3,275	$8,202	$5,382
Cost of goods sold and occupancy expenses	2,388	2,126	4,749	3,965
Gross profit	1,823	1,149	3,453	1,417
Operating expenses	1,414	1,076	2,804	2,588
Operating income (loss)	409	73	649	(1,171)
Loss on extinguishment of debt	—	58	—	58
Interest expense	51	58	105	77
Interest income	(1)	(2)	(2)	(6)
Income (loss) before income taxes	359	(41)	546	(1,300)
Income taxes	101	21	122	(306)
Net income (loss)	$258	$(62)	$424	$(994)
Weighted-average number of shares - basic	378	374	377	373
Weighted-average number of shares - diluted	386	374	385	373
Earnings (loss) per share - basic	$0.68	$(0.17)	$1.12	$(2.66)
Earnings (loss) per share - diluted	$0.67	$(0.17)	$1.10	$(2.66)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$258	$(62)	$424	$(994)
Other comprehensive income (loss), net of tax
Foreign currency translation	1	(10)	(2)	(19)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $—, $(1), $—, and $1	—	(8)	(7)	11
Reclassification adjustment for losses (gains) on derivative financial instruments, net of (tax) tax benefit of $1, $(1), $1, and $(1)	5	(6)	8	(10)
Other comprehensive income (loss), net of tax	6	(24)	(1)	(18)
Comprehensive income (loss)	$264	$(86)	$423	$(1,012)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of May 1, 2021	377	$19	$118	$2,667	$2	$2,806
Net income for the thirteen weeks ended July 31, 2021				258		258
Other comprehensive income, net of tax
Foreign currency translation					1	1
Change in fair value of derivative financial instruments					—	—
Amounts reclassified from accumulated other comprehensive income					5	5
Repurchases and retirement of common stock	(2)	—	(55)			(55)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	16			16
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	—			—
Share-based compensation, net of forfeitures			35			35
Common stock dividends declared and paid ($0.12 per share)				(46)		(46)
Balance as of July 31, 2021	376	$19	$114	$2,879	$8	$3,020

Balance as of May 2, 2020	373	$19	$17	$2,235	$46	$2,317
Net loss for the thirteen weeks ended August 1, 2020				(62)		(62)
Other comprehensive loss, net of tax
Foreign currency translation					(10)	(10)
Change in fair value of derivative financial instruments					(8)	(8)
Amounts reclassified from accumulated other comprehensive income					(6)	(6)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(1)			(1)
Share-based compensation, net of forfeitures			17			17
Common stock dividends				—		—
Balance as of August 1, 2020	374	$19	$39	$2,173	$22	$2,253

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
Net income for the twenty-six weeks ended July 31, 2021				424		424
Other comprehensive income (loss), net of tax
Foreign currency translation					(2)	(2)
Change in fair value of derivative financial instruments					(7)	(7)
Amounts reclassified from accumulated other comprehensive income					8	8
Repurchases and retirement of common stock	(2)	—	(55)			(55)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	41			41
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(32)			(32)
Share-based compensation, net of forfeitures			75			75
Common stock dividends declared and paid ($0.12 per share)				(46)		(46)
Balance as of July 31, 2021	376	$19	$114	$2,879	$8	$3,020

Balance as of February 1, 2020	371	19	—	3,257	40	3,316
Net loss for the twenty-six weeks ended August 1, 2020				(994)		(994)
Other comprehensive income (loss), net of tax
Foreign currency translation					(19)	(19)
Change in fair value of derivative financial instruments					11	11
Amounts reclassified from accumulated other comprehensive income					(10)	(10)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	12			12
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(8)			(8)
Share-based compensation, net of forfeitures			35			35
Common stock dividends ($0.2425 per share) (1)				(90)		(90)
Balance as of August 1, 2020	374	19	39	2,173	22	2,253
__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. The dividend payable amount was estimated based upon the shareholders of record as of August 1, 2020. The dividend was paid on April 28, 2021 to shareholders of record at the close of business on April 7, 2021.
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income (loss)	$424	$(994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	244	256
Share-based compensation	72	35
Impairment of operating lease assets	6	361
Impairment of store assets	1	127
Loss on extinguishment of debt	—	58
Amortization of debt issuance costs	8	4
Non-cash and other items	14	—
Loss on divestiture activity	59	—
Deferred income taxes	28	(125)
Changes in operating assets and liabilities:
Merchandise inventory	156	(91)
Other current assets and other long-term assets	(98)	134
Accounts payable	(168)	467
Accrued expenses and other current liabilities	83	(40)
Income taxes payable, net of receivables and other tax-related items	(55)	(232)
Other long-term liabilities	57	1
Operating lease assets and liabilities, net	(39)	(48)
Net cash provided by (used for) operating activities	792	(87)
Cash flows from investing activities:
Purchases of property and equipment	(269)	(208)
Purchases of short-term investments	(427)	(59)
Proceeds from sales and maturities of short-term investments	500	325
Net cash paid for divestiture activity	(21)	—
Other	—	2
Net cash provided by (used for) investing activities	(217)	60
Cash flows from financing activities:
Proceeds from revolving credit facility	—	500
Payments for revolving credit facility	—	(500)
Proceeds from issuance of long-term debt	—	2,250
Payments to extinguish debt	—	(1,307)
Payments for debt issuance costs	—	(61)
Proceeds from issuances under share-based compensation plans	41	12
Withholding tax payments related to vesting of stock units	(32)	(8)
Repurchases of common stock	(55)	—
Cash dividends paid	(137)	—
Net cash provided by (used for) financing activities	(183)	886
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(1)	1
Net increase in cash, cash equivalents, and restricted cash	391	860
Cash, cash equivalents, and restricted cash at beginning of period	2,016	1,381
Cash, cash equivalents, and restricted cash at end of period	$2,407	$2,241
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$102	$39
Cash paid for income taxes during the period, net of refunds	$147	$53
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of July 31, 2021 and August 1, 2020 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2021 has been derived from our audited financial statements.
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
The results of operations for the thirteen and twenty-six weeks ended July 31, 2021 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 29, 2022.
COVID-19
In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. Fiscal 2020 results were significantly impacted as we temporarily closed a large number of our stores globally. During the first half of fiscal 2021, there continued to be residual impacts from store closures in international markets and in our supply chain as a result of COVID-19. We continue to consider the impact of COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements.
Restricted Cash
As of July 31, 2021, restricted cash primarily included consideration that serves as collateral for our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$2,375	$1,988	$2,188
Restricted cash included in other current assets	—	4	33
Restricted cash included in other long-term assets	32	24	20
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$2,407	$2,016	$2,241
Accounting Pronouncements Recently Adopted
In April 2020, the Financial Accounting Standards Board ("FASB") provided guidance on accounting for rent concessions resulting from the COVID-19 pandemic. We considered the FASB's guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. The impact of applying the temporary practical expedient was not material to our Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks ended July 31, 2021 or August 1, 2020.
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
Net sales disaggregated for stores and online sales are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Store sales (1)	$2,828	$1,642	$5,212	$2,750
Online sales (2)	1,383	1,633	2,990	2,632
Total net sales	$4,211	$3,275	$8,202	$5,382
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
13 Weeks Ended July 31, 2021
U.S. (1)	$2,177	$615	$428	$340	$11	$3,571
Canada	191	79	43	—	—	313
Europe	—	116	1	1	—	118
Asia	—	135	19	—	—	154
Other regions	22	29	4	—	—	55
Total	$2,390	$974	$495	$341	$11	$4,211

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
13 Weeks Ended August 1, 2020
U.S. (1)	$1,726	$473	$236	$267	$61	$2,763
Canada	145	63	27	—	—	235
Europe	—	70	2	—	—	72
Asia	2	158	14	—	—	174
Other regions	8	19	4	—	—	31
Total	$1,881	$783	$283	$267	$61	$3,275

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
26 Weeks Ended July 31, 2021
U.S. (1)	$4,276	$1,171	$761	$687	$100	$6,995
Canada	350	147	77	—	—	574
Europe	—	185	4	1	—	190
Asia	1	298	35	—	—	334
Other regions	43	59	7	—	—	109
Total	$4,670	$1,860	$884	$688	$100	$8,202

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
26 Weeks Ended August 1, 2020
U.S. (1)	$2,675	$784	$481	$472	$112	$4,524
Canada	222	97	51	—	—	370
Europe	—	124	5	—	—	129
Asia	3	266	26	—	—	295
Other regions	19	36	9	—	—	64
Total	$2,919	$1,307	$572	$472	$112	$5,382
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
(2)Previously, net sales for the Athleta brand were grouped within the "Other" column. Beginning in fiscal 2021, we have made a change for all periods presented to break out Athleta net sales into its own column.
(3)The "Other" column primarily consists of net sales for the Intermix and Janie and Jack brands, as well as sales from the business-to-business program. The sale of Janie and Jack was completed on April 8, 2021. The sale of Intermix was completed on May 21, 2021. Net sales for the thirteen and twenty-six weeks ended August 1, 2020 also included net sales for the Hill City brand, which was closed in January 2021.

Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended July 31, 2021, the opening balance of deferred revenue for these obligations was $222 million, of which $81 million was recognized as revenue during the period. For the twenty-six weeks ended July 31, 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $125 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $239 million as of July 31, 2021.
We expect that the majority of our revenue deferrals as of the quarter ended July 31, 2021, will be recognized as revenue in the next twelve months as our performance obligations are satisfied.
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
During the twenty-six weeks ended July 31, 2021, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program that is expected to begin in the second quarter of fiscal 2022. Accordingly, our private label credit card program with Synchrony Financial will be discontinued upon the launch of the new long-term credit card program. During the twenty-six weeks ended July 31, 2021, the Company received $50 million relating to the new agreements, which was recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet as of July 31, 2021.
Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	July 31, 2021	January 30, 2021	August 1, 2020
2023 Notes	500	500	500
2025 Notes	750	750	750
2027 Notes	1,000	1,000	1,000
Less: Unamortized debt issuance costs	(30)	(34)	(38)
Total long-term debt	$2,220	$2,216	$2,212
The scheduled maturity of the Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Secured Notes (1)
May 15, 2023	$500	8.375%	Semi-Annual
May 15, 2025	750	8.625%	Semi-Annual
May 15, 2027	1,000	8.875%	Semi-Annual
Total issuance	$2,250
__________
(1)Includes an option to call the Notes in whole or in part at any time, subject to a make-whole premium.
As of July 31, 2021, the aggregate estimated fair value of the notes due 2023 ("2023 Notes"), 2025 (“2025 Notes”), and 2027 (“2027 Notes”) (collectively, the “Notes”) was $2.53 billion and was based on the quoted market price for each of the Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheet, net of the unamortized debt issuance cost.
In May 2020, we entered into the senior secured asset-based revolving credit agreement (the "ABL Facility"), which has a $1.8675 billion borrowing capacity and bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. The ABL Facility is scheduled to expire in May 2023. We also have the ability to issue letters of credit on our ABL Facility. As of July 31, 2021, we had $52 million in standby letters of credit issued under the ABL Facility. There were no borrowings under the ABL Facility as of July 31, 2021.
As of July 31, 2021, we were in compliance with the applicable financial covenants and expect to maintain compliance for the next twelve months.

We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $49 million as of July 31, 2021. As of July 31, 2021, there were no borrowings under the Foreign Facilities. There were $10 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of July 31, 2021.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of July 31, 2021.
On June 6, 2020, we redeemed our $1.25 billion aggregate principal amount of 5.95 percent notes due April 2021 ("2021 Notes"). We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations. Following the redemption, our obligations under the 2021 Notes were discharged.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and twenty-six weeks ended July 31, 2021 or August 1, 2020. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen and twenty-six weeks ended July 31, 2021 or August 1, 2020.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$476	$1	$475	$—
Short-term investments	337	304	33	—
Derivative financial instruments	9	—	9	—
Deferred compensation plan assets	51	51	—	—
Other assets	4	—	—	4
Total	$877	$356	$517	$4
Liabilities:
Derivative financial instruments	$16	$—	$16	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$375	$25	$350	$—
Short-term investments	410	342	68	—
Derivative financial instruments	5	—	5	—
Deferred compensation plan assets	43	43	—	—
Other assets	2	—	—	2
Total	$835	$410	$423	$2
Liabilities:
Derivative financial instruments	$21	$—	$21	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	August 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$368	$—	$368	$—
Short-term investments	25	—	25	—
Derivative financial instruments	6	—	6	—
Deferred compensation plan assets	46	46	—	—
Other assets	2	—	—	2
Total	$447	$46	$399	$2
Liabilities:
Derivative financial instruments	$19	$—	$19	$—
We have highly liquid fixed and variable income investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our investments in cash equivalents are placed primarily in time deposits, money market funds, and debt securities.

Our available-for-sale securities are comprised of investments in debt securities and are recorded in both short-term investments and cash and cash equivalents on the Condensed Consolidated Balance Sheets. These securities are recorded at fair value using market prices. As of July 31, 2021, January 30, 2021, and August 1, 2020, the Company held $337 million, $410 million, and $25 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of July 31, 2021 and January 30, 2021, the Company held $363 million and $90 million, respectively, of available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. As of August 1, 2020, the Company held no material available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were not material as of July 31, 2021 and August 1, 2020.
The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and twenty-six weeks ended July 31, 2021 or August 1, 2020, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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
There were no material impairment charges recorded for long-lived assets during the thirteen weeks ended July 31, 2021 or August 1, 2020.
During the twenty-six weeks ended July 31, 2021, the Company recorded impairment of operating lease assets of $6 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $16 million to their estimated fair value of $10 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations. There were no material impairment charges recorded for store assets during the twenty-six weeks ended July 31, 2021.
During fiscal 2020, the impact of COVID-19 resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. During the twenty-six weeks ended August 1, 2020, the Company recorded impairment of store assets of $127 million and impairment of operating lease assets of $361 million. The impairment of the store assets reduced the carrying amount of the applicable long-lived assets of $131 million to their estimated fair value of $4 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $1,369 million to their estimated fair value of $1,008 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and twenty-six weeks ended July 31, 2021 or August 1, 2020.

Note 5. Income Taxes
The effective income tax rate was 28.1 percent for the thirteen weeks ended July 31, 2021, compared with negative 51.2 percent for the thirteen weeks ended August 1, 2020. The increase in the effective tax rate is primarily due to the net operating loss carryback provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act during the second quarter of fiscal 2020 as well as changes in the geographical mix of pretax earnings.
The effective income tax rate was 22.3 percent for the twenty-six weeks ended July 31, 2021, compared with 23.5 percent for the twenty-six weeks ended August 1, 2020. The decrease in the effective tax rate for the first half of fiscal 2021 compared with the first half of fiscal 2020 is primarily due to the tax benefit resulting from divestiture activity during the first half of fiscal 2021 as well as the impact of the CARES Act in the first half of fiscal 2020, partially offset by changes in the geographical mix of pretax earnings.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Derivatives designated as cash flow hedges	$673	$508	$214
Derivatives not designated as hedging instruments	733	811	727
Total	$1,406	$1,319	$941

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	July 31, 2021	January 30, 2021	August 1, 2020
Derivatives designated as cash flow hedges:
Other current assets	$3	$—	$3
Accrued expenses and other current liabilities	10	12	1
Other long-term liabilities	1	—	—

Derivatives not designated as hedging instruments:
Other current assets	6	5	3
Accrued expenses and other current liabilities	5	9	18

Total derivatives in an asset position	$9	$5	$6
Total derivatives in a liability position	$16	$21	$19
The majority of the unrealized gains and losses from designated cash flow hedges as of July 31, 2021 will be recognized into net income within the next twelve months at the then-current values, which may differ from the fair values as of July 31, 2021 shown above.
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
The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income (Loss)
	13 Weeks Ended July 31, 2021		13 Weeks Ended August 1, 2020
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,388	$1,414	$2,126	$1,076

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	6	—	(7)	—
Derivatives not designated as hedging instruments	—	(6)	—	32
Total (gain) loss recognized in net income (loss)	$6	$(6)	$(7)	$32

	Location and Amount of (Gain) Loss Recognized in Net Income (Loss)
	26 Weeks Ended July 31, 2021		26 Weeks Ended August 1, 2020
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$4,749	$2,804	$3,965	$2,588

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	9	—	(11)	—
Derivatives not designated as hedging instruments	—	5	—	(11)
Total (gain) loss recognized in net income (loss)	$9	$5	$(11)	$(11)
Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Number of shares repurchased (1)	1.8	—	1.8	—
Total cost	$55	$—	$55	$—
Average per share cost including commissions	$31.55	$—	$31.55	$—
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $745 million remaining as of July 31, 2021.
All of the share repurchases were paid for as of July 31, 2021. All common stock repurchased is immediately retired.
Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted-average number of shares - basic	378	374	377	373
Common stock equivalents (1)	8	—	8	—
Weighted-average number of shares - diluted	386	374	385	373
__________
(1)For the thirteen and twenty-six weeks ended August 1, 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective periods.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 3 million and 16 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, and 3 million and 15 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of July 31, 2021, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of July 31, 2021, January 30, 2021, and August 1, 2020, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to July 31, 2021, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of July 31, 2021, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of July 31, 2021. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.
Note 11. Divestitures
The Company completed the sale of its Janie and Jack and Intermix brands during the twenty-six weeks ended July 31, 2021. The sale of Janie and Jack was completed on April 8, 2021 and the sale of Intermix was completed on May 21, 2021. As a result of these transactions, the Company recognized a pre-tax loss of $59 million within operating expenses on the Condensed Consolidated Statements of Operations for the twenty-six weeks ended July 31, 2021.

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
OVERVIEW
We unveiled our Power Plan 2023 strategy during fiscal 2020, which reflects long-term plans to grow and strengthen the Company. Since then, we have focused on our key initiatives, including growing Old Navy and Athleta, repositioning and transforming Gap and Banana Republic and expanding into new categories. As we have progressed through fiscal 2021, we have executed on our strategy by expanding into new categories such as GapHome on Walmart.com and more recently we announced the launch of our inclusive sizing shopping experience, BODEQUALITY, at Old Navy. Our efforts to scale strategic partnerships to amplify our brands across product categories, markets, and channels have led to increased brand awareness and are paving the foundation for sustainable growth.
During the second quarter of fiscal 2021, we continued strengthening our digital presence and increasing customer loyalty with the launch of our new integrated rewards program across the U.S. and Puerto Rico. The enhancement of our loyalty program aims to attract new customers and create enduring relationships by turning customers into lifelong loyalists. Additionally, Athleta launched AthletaWell, an immersive digital platform designed to build loyalty, engagement, and a community of empowered women.
In June 2021, we made progress on the strategic review of our operating model in Europe and shared our plan to close all Company-operated stores in the United Kingdom and the Republic of Ireland during the third quarter of fiscal 2021. Additionally, we shared that we are in discussions with third parties to move to a partnership model in France and Italy. We intend to maintain an online presence in Europe. As a result of these strategic changes, we incurred $16 million of pre-tax costs during the second quarter of fiscal 2021 primarily consisting of employee-related costs, which were recorded within operating expenses on the Condensed Consolidated Statement of Operations.
Additionally, as part of our strategic review of the Company's brands and businesses, we made the decision to sell the Janie and Jack and Intermix brands during the first half of fiscal 2021. The sale of Janie and Jack was completed on April 8, 2021. The sale of Intermix was completed on May 21, 2021. We believe these divestitures will allow the Company to prioritize its strategic focus and resources on growing our four purpose-led, lifestyle brands. We recognized a pre-tax loss of $59 million within operating expenses on the Condensed Consolidated Statement of Operations during the first half of fiscal 2021 in conjunction with these transactions.
In March 2020, the World Health Organization declared COVID-19 a global pandemic resulting in temporary closures for a large number of our stores globally with the majority of these stores reopening by the end of the second quarter of fiscal 2020. We suspended rent payments for those temporarily closed stores and are continuing to work through negotiations with our landlords relating to those leases. There were no material rent abatement benefits recorded on our Condensed Consolidated Statement of Operations for the first half of fiscal 2020 or 2021. Our results for the first half of fiscal 2021 reflect continued domestic recovery from the effects of the pandemic and progress toward our digital transformation; however, there continues to be residual impacts from temporary store closures in international markets and in our supply chain.

The Company remains focused on our plans to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. The majority of the select stores being considered have leases that expired in fiscal 2020 or will expire in fiscal 2021, which allows us to exit underperforming stores with a minimal net impact to our Consolidated Statement of Operations. As of July 31, 2021, we have closed, net of openings, 213 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
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
•rationalizing the Gap and Banana Republic store fleet;
•prioritizing asset-light growth through licensing, online, and franchise partnerships globally;
•attracting and retaining strong talent in our businesses and functions; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.
We believe focusing on these priorities in the near term will propel the Company to execute against its Power Plan 2023 strategy, including leveraging:
•The Power of its Brands, reflected by the Company’s four purpose-led, lifestyle brands: Old Navy, Gap, Banana Republic and Athleta;
•The Power of its Portfolio, which enables growth synergies across key customer categories; and
•The Power of its Platform, which leverages the Company’s powerful platform to both enable growth, such as through competitive omni-channel capabilities, as well as cost synergies, fueled by its scaled operations.
Financial results for the second quarter of fiscal 2021 are as follows:
•Net sales for the second quarter of fiscal 2021 increased 29 percent compared with the second quarter of fiscal 2020.
•Online sales for the second quarter of fiscal 2021 decreased 15 percent compared with the second quarter of fiscal 2020 and store sales for the second quarter of fiscal 2021 increased 72 percent compared with the second quarter of fiscal 2020.
•Gross profit for the second quarter of fiscal 2021 was $1.82 billion compared with $1.15 billion for the second quarter of fiscal 2020. Gross margin for the second quarter of fiscal 2021 was 43.3 percent compared with 35.1 percent for the second quarter of fiscal 2020.
•Operating income for the second quarter of fiscal 2021 was $409 million compared with $73 million for the second quarter of fiscal 2020.
•The effective income tax rate for the second quarter of fiscal 2021 was 28.1 percent, compared with negative 51.2 percent for the second quarter of fiscal 2020.
•Net income for the second quarter of fiscal 2021 was $258 million compared with net loss of $(62) million for the second quarter of fiscal 2020.
•Diluted earnings per share was $0.67 for the second quarter of fiscal 2021 compared with diluted loss per share of $(0.17) for the second quarter of fiscal 2020.

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
For the thirteen weeks ended July 31, 2021 and August 1, 2020, any stores temporarily closed for more than three days as a result of COVID-19 were excluded from the Comp Sales calculations. After stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation for each period.
The percentage change in Comp Sales by global brand and for The Gap, Inc. is as follows:

13 Weeks Ended
July 31, 2021
Old Navy Global	—%
Gap Global	(5)%
Banana Republic Global	41%
Athleta	13%
The Gap, Inc.	3%

13 Weeks Ended
August 1, 2020 (1)
Old Navy Global	24%
Gap Global	12%
Banana Republic Global	(27)%
Athleta	19%
The Gap, Inc.	13%
__________
(1) Comp Sales for the thirteen weeks ended August 1, 2020 reflect an increase in online sales as a result of COVID-19.

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2021	26 Weeks Ended July 31, 2021		July 31, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	30	5	1,245	20.0
Gap North America	556	1	15	542	5.7
Gap Asia	340	9	10	339	2.9
Gap Europe	117	1	28	90	0.7
Banana Republic North America	471	1	11	461	3.9
Banana Republic Asia	47	3	2	48	0.2
Athleta North America	199	13	—	212	0.9
Intermix North America (2)	31	—	—	—	—
Janie and Jack North America (2)	119	—	—	—	—
Company-operated stores total	3,100	58	71	2,937	34.3
Franchise	615	40	98	557	N/A
Total	3,715	98	169	3,494	34.3
Decrease over prior year				(8.4)%	(4.2)%

	February 1, 2020	26 Weeks Ended August 1, 2020		August 1, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed (1)	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	14	8	1,213	19.5
Old Navy Asia	17	—	17	—	—
Gap North America	675	2	66	611	6.5
Gap Asia	358	10	10	358	3.2
Gap Europe	137	3	11	129	1.1
Banana Republic North America	541	2	45	498	4.2
Banana Republic Asia	48	4	5	47	0.2
Athleta North America	190	8	2	196	0.8
Intermix North America	33	—	1	32	0.1
Janie and Jack North America	139	—	8	131	0.2
Company-operated stores total	3,345	43	173	3,215	35.8
Franchise	574	35	10	599	N/A
Total	3,919	78	183	3,814	35.8
Decrease over prior year				(1.6)%	(3.5)%
__________
(1)Represents stores that have been permanently closed.
(2)On April 8, 2021, the Company completed the sale of the Janie and Jack brand. The 119 stores sold are not included as store closures or in the ending balance for fiscal 2021. On May 21, 2021, the Company completed the sale of the Intermix business. The 31 stores sold are not included as store closures or in the ending balance for fiscal 2021.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the second quarter of fiscal 2021 increased $936 million, or 29 percent, compared with the second quarter of fiscal 2020 and increased $2.82 billion, or 52 percent, during the first half of fiscal 2021 compared with the first half of fiscal 2020, driven primarily by temporary closures across our fleet during fiscal 2020 due to the COVID-19 pandemic. As our domestic stores reopened, store traffic returned across all our brands reflecting the benefits of our investments in demand generation.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Cost of goods sold and occupancy expenses	$2,388	$2,126	$4,749	$3,965
Gross profit	$1,823	$1,149	$3,453	$1,417
Cost of goods sold and occupancy expenses as a percentage of net sales	56.7%	64.9%	57.9%	73.7%
Gross margin	43.3%	35.1%	42.1%	26.3%
Cost of goods sold and occupancy expenses decreased 8.2 percentage points as a percentage of net sales in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020.
•Cost of goods sold decreased 3.8 percentage points as a percentage of net sales in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020, due to a decrease in online shipping costs due to lower ship-from-store fulfillment as well as stronger demand generation which drove lower promotional activity across all brands as retail traffic increased.
•Occupancy expenses decreased 4.4 percentage points as a percentage of net sales in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020, primarily driven by an increase in net sales largely due to temporary store closures as a result of COVID-19 during the second quarter of fiscal 2020.

Cost of goods sold and occupancy expenses decreased 15.8 percentage points as a percentage of net sales in the first half of fiscal 2021 compared with the first half of fiscal 2020.
•Cost of goods sold decreased 7.6 percentage points as a percentage of net sales in the first half of fiscal 2021 compared with the first half of fiscal 2020, primarily due to stronger demand generation which drove lower promotional activity across all brands, higher inventory impairment recognized in the first half of fiscal 2020 due to store closures as a result of COVID-19, and lower online shipping costs as a result of lower ship-from-store fulfillment as retail traffic increased.
•Occupancy expenses decreased 8.2 percentage points as a percentage of net sales in the first half of fiscal 2021 compared with the first half of fiscal 2020, primarily driven by an increase in net sales largely due to temporary store closures as a result of COVID-19 during the first half of fiscal 2020 as well as online sales growth during the first half of fiscal 2021 which has minimal impact on fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating expenses	$1,414	$1,076	$2,804	$2,588
Operating expenses as a percentage of net sales	33.6%	32.9%	34.2%	48.1%
Operating margin	9.7%	2.2%	7.9%	(21.8)%

Operating expenses increased $338 million or 0.7 percentage points as a percentage of net sales in the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 primarily due to the following:
•an increase in store payroll and benefits and other store operating expenses due to COVID-19 temporary store closures during the second quarter of fiscal 2020;
•an increase in performance-based compensation;
•an increase in advertising expense to generate demand across all purpose-led lifestyle brands; and
•an increase related to digital innovation costs to fuel the growth priorities of the business.
Operating expenses increased $216 million but decreased 13.9 percentage points as a percentage of net sales in the first half of fiscal 2021 compared with the first half of fiscal 2020 primarily due to the following:

•an increase in store payroll and benefits and other store operating expenses due to COVID-19 temporary store closures during the first half of fiscal 2020;
•an increase in advertising expense to generate demand across all purpose-led lifestyle brands;
•an increase in performance-based compensation;
•a loss on divestiture activity related to the Janie and Jack and Intermix brands; and
•an increase related to digital innovation costs to fuel the growth priorities of the business; partially offset by
•a decrease of $481 million due to impairment charges related to store assets and operating lease assets during the first half of fiscal 2020 primarily due to the impact of COVID-19.
Loss on Extinguishment of Debt
On May 7, 2020, the Company completed the issuance of the Notes for $2.25 billion and used the proceeds to redeem the 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations during the second quarter of fiscal 2020.
Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Interest expense	$51	$58	$105	$77
Interest expense primarily includes interest on overall borrowings and obligations primarily related to the Notes. Interest expense increased $28 million or 36 percent during the first half of fiscal 2021 compared with the first half of fiscal 2020 as a result of the May 2020 issuance of the new Notes, which bear interest at higher interest rates than the previous 2021 Notes.

Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Income taxes	$101	$21	$122	$(306)
Effective tax rate	28.1%	(51.2)%	22.3%	23.5%
The increase in the effective tax rate for the second quarter of fiscal 2021 compared with the second quarter of fiscal 2020 is primarily due to the net operating loss carryback provisions of the CARES Act during the second quarter of fiscal 2020 as well as changes in the geographical mix of pretax earnings. The decrease in the effective tax rate for the first half of fiscal 2021 compared with the first half of fiscal 2020 is primarily due to the tax benefit resulting from divestiture activity during the first half of fiscal 2021 as well as the impact of the CARES Act in the first half of fiscal 2020, partially offset by changes in the geographical mix of pretax earnings.
LIQUIDITY AND CAPITAL RESOURCES
As of July 31, 2021, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents	$2,375	$—	$2,375
Short-term investments	337	—	337
Debt
8.375 percent 2023 Notes	500	500	—
8.625 percent 2025 Notes	750	750	—
8.875 percent 2027 Notes	1,000	1,000	—
Total	$4,962	$2,250	$2,712
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

We believe our existing balances of cash, cash equivalents, and short-term investments, along with our cash flows from operations, and instruments mentioned above, provide ample funds for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities was $792 million during the first half of fiscal 2021 compared with $87 million of cash used for operating activities during the first half of fiscal 2020, primarily due to the following:
    Net Income (Loss)
•Net income compared with net loss in prior comparable period;
Non-cash item
•a decrease of $481 million due to lower non-cash impairment charges for operating lease assets and store assets during the first half of fiscal 2021 compared with the first half of fiscal 2020;
Changes in operating assets and liabilities
•an increase of $247 million related to merchandise inventory in part due to the utilization of seasonal inventory stored at our distribution center since fiscal 2020 as a result of the COVID-19 pandemic and impacts from divestiture activities during the first half of fiscal 2021; and
•an increase of $177 million related to income taxes payable, net of receivables and other tax-related items, resulting from the net operating loss carrybacks attributable to the first half of fiscal 2020 as well as the timing of tax-related payments; partially offset by
•a decrease of $635 million related to accounts payable primarily due to the suspension of rent for stores closed temporarily during the first half of fiscal 2020 as a result of COVID-19 as well as a change in payment terms; and
•a decrease of $232 million related to other current assets and long-term assets due to the timing of payments related to rent and divestiture activities during the first half of fiscal 2020.
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

Cash Flows from Investing Activities
Net cash used for investing activities was $217 million during the first half of fiscal 2021 compared with $60 million of cash provided by investing activities during the first half of fiscal 2020, primarily due to the following:
•$193 million higher net purchases of available-for-sale debt securities during the first half of fiscal 2021 compared with the first half of fiscal 2020; and
•$61 million more purchases of property and equipment during the first half of fiscal 2021 compared with the first half of fiscal 2020.
Cash Flows from Financing Activities
Net cash used for financing activities was $183 million during the first half of fiscal 2021 compared with $886 million of cash provided by financing activities during the first half of fiscal 2020, primarily due to the following:
•$2,250 million in proceeds related to the issuance of debt during the first half of fiscal 2020; and
•$137 million in payments of dividends during the first half of fiscal 2021; partially offset by
•$1,307 million in payments related to the extinguishment of debt during the first half of fiscal 2020.

Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures. We require regular capital expenditures including technology improvements to automate processes, engage with customers, and optimize our supply chain in addition to building and maintaining stores. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 31, 2021	August 1, 2020
Net cash provided by (used for) operating activities	$792	$(87)
Less: Purchases of property and equipment	(269)	(208)
Free cash flow	$523	$(295)
Debt and Credit Facilities
For financial information about the Company’s debt and credit facilities as of July 31, 2021 see Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.12 per share during the second quarter of fiscal 2021. In August 2021, our board of directors authorized a dividend of $0.12 per share for the third quarter of fiscal 2021.
Share Repurchases
Certain financial information about the Company’s share repurchases is set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 30, 2021, is disclosed in our Annual Report on Form 10-K and has not significantly changed. See Notes 3, 4, and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for disclosures on our debt and credit facilities, investments, and derivative financial instruments.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended July 31, 2021 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (May 2 - May 29)	—	$—	—	$ 800 million
Month #2 (May 30 - July 3)	1,070,200	$32.36	1,070,200	$ 765 million
Month #3 (July 4 - July 31)	681,828	$30.27	681,828	$ 745 million
Total	1,752,028	$31.55	1,752,028
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
(2)In February 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective March 23, 2020)	8-K	1-7562	3.1	March 5, 2020
10.1†	The Gap, Inc. 2016 Long-Term Incentive Plan (as amended and restated effective May 11, 2021)	DEF 14A	1-7562	App. B	March 30, 2021
10.2	Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement dated as of July 12, 2021					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
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

THE GAP, INC.

Date:	August 27, 2021	By	/s/ Sonia Syngal
Sonia Syngal
Chief Executive Officer
(Principal Executive Officer)

Date:	August 27, 2021	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)