Form 10-Q
period 2021-10-30
GAP INC
filed 2021-11-24
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 17, 2021 was 373,403,244.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•the potential impact of supply chain disruptions and COVID-19 on the assumptions and estimates used when preparing the quarterly financial statements, and on our results of operations, financial position, and liquidity;
•the impact of recent accounting pronouncements;
•the timing of revenue recognition of revenue deferrals;
•our new credit card program with Barclays and Mastercard, as well as our program with Synchrony Financial;
•compliance with our and our subsidiaries' obligations under the Senior Notes and the ABL Facility (each as defined below);
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
•our integrated loyalty program across the U.S. and Puerto Rico;
•the expected timing, cost, and scope of the strategic review of our operating model in Europe;
•our arrangements with franchise partners to operate stores in Europe;
•the launch of the Athleta brand in Canada;
•the impact of the divestitures of our Janie and Jack and Intermix brands;
•the impact of our expected lease buyout amounts;
•our ability to reach agreements with our landlords regarding suspended rent payments for our temporarily closed stores;
•the impact of COVID-related store closures and supply chain challenges;
•the impact of increased port congestion and COVID-related factory closures;
•our plans to rationalize the Gap and Banana Republic brands in North America, including the targeted closures of North American Gap and Banana Republic stores together with the number and timing thereof and costs associated therewith;
•our plans to invest in store growth for Old Navy and Athleta;
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
•continuing to integrate social and environmental sustainability and inclusivity into business practices;
•our investments in demand generation and the benefits associated therewith;
•our ability to supplement near-term liquidity, if necessary, with the ABL Facility or other available market instruments;
•the ability of our cash flows from our operations, current cash balances, the Senior Notes and the ABL Facility to support our business operations;
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
•the risk that economic conditions worsen beyond what is currently estimated by management;
•the risk that our inability to mitigate the impact of global supply chain disruptions on our business and operations and maintain inventory commensurate with customer demand may adversely affect our results of operations;
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
•the risk that our investments in customer, digital, loyalty, supply chain and omni-channel shopping initiatives may not deliver the results we anticipate;
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
•the risk that our arrangements with franchise partners to operate stores in Europe will not be successful in growing our brands and amplifying our reach;
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
•the risk that we and our subsidiaries may be unable to meet our obligations under the Senior Notes and ABL Facility;

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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 24, 2021. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

THE GAP, INC.
TABLE OF CONTENTS

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of October 30, 2021, January 30, 2021, and October 31, 2020	1

	Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen Weeks and Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020	3

	Condensed Consolidated Statements of Stockholders' Equity for the Thirteen Weeks and Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020	4

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$801	$1,988	$2,471
Short-term investments	275	410	178
Merchandise inventory	2,721	2,451	2,747
Other current assets	1,410	1,159	966
Total current assets	5,207	6,008	6,362
Property and equipment, net of accumulated depreciation of $5,486, $5,608 and $5,891	2,924	2,841	2,846
Operating lease assets	3,788	4,217	4,460
Other long-term assets	861	703	705
Total assets	$12,780	$13,769	$14,373
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,630	$1,743	$2,284
Accrued expenses and other current liabilities	1,414	1,276	1,283
Current portion of operating lease liabilities	746	831	823
Income taxes payable	33	34	41
Total current liabilities	3,823	3,884	4,431
Long-term liabilities:
Long-term debt	1,484	2,216	2,214
Long-term operating lease liabilities	4,163	4,617	4,899
Other long-term liabilities	523	438	458
Total long-term liabilities	6,170	7,271	7,571
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 374 shares for all periods presented	19	19	19
Additional paid-in capital	71	85	60
Retained earnings	2,681	2,501	2,268
Accumulated other comprehensive income	16	9	24
Total stockholders’ equity	2,787	2,614	2,371
Total liabilities and stockholders’ equity	$12,780	$13,769	$14,373
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$3,943	$3,994	$12,145	$9,376
Cost of goods sold and occupancy expenses	2,282	2,374	7,031	6,339
Gross profit	1,661	1,620	5,114	3,037
Operating expenses	1,508	1,445	4,312	4,033
Operating income (loss)	153	175	802	(996)
Loss on extinguishment of debt	325	—	325	58
Interest expense	44	55	149	132
Interest income	(1)	(1)	(3)	(7)
Income (loss) before income taxes	(215)	121	331	(1,179)
Income taxes	(63)	26	59	(280)
Net income (loss)	$(152)	$95	$272	$(899)
Weighted-average number of shares - basic	376	374	377	373
Weighted-average number of shares - diluted	376	380	385	373
Earnings (loss) per share - basic	$(0.40)	$0.25	$0.72	$(2.41)
Earnings (loss) per share - diluted	$(0.40)	$0.25	$0.71	$(2.41)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$(152)	$95	$272	$(899)
Other comprehensive income (loss), net of tax
Foreign currency translation	4	5	2	(14)
Change in fair value of derivative financial instruments, net of tax of $—, $—, $—, and $1	1	(2)	(6)	9
Reclassification adjustment for losses (gains) on derivative financial instruments, net of (tax) tax benefit of $2, $(1), $3, and $(2)	3	(1)	11	(11)
Other comprehensive income (loss), net of tax	8	2	7	(16)
Comprehensive income (loss)	$(144)	$97	$279	$(915)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of July 31, 2021	376	$19	$114	$2,879	$8	$3,020
Net loss for the thirteen weeks ended October 30, 2021				(152)		(152)
Other comprehensive income, net of tax
Foreign currency translation					4	4
Change in fair value of derivative financial instruments					1	1
Amounts reclassified from accumulated other comprehensive income					3	3
Repurchases and retirement of common stock	(3)	—	(73)			(73)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(2)			(2)
Share-based compensation, net of forfeitures			25			25
Common stock dividends declared and paid ($0.12 per share)				(46)		(46)
Balance as of October 30, 2021	374	$19	$71	$2,681	$16	$2,787

Balance as of August 1, 2020	374	$19	$39	$2,173	$22	$2,253
Net income for the thirteen weeks ended October 31, 2020				95		95
Other comprehensive income (loss), net of tax
Foreign currency translation					5	5
Change in fair value of derivative financial instruments					(2)	(2)
Amounts reclassified from accumulated other comprehensive income					(1)	(1)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	4			4
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	—			—
Share-based compensation, net of forfeitures			17			17
Balance as of October 31, 2020	374	$19	$60	$2,268	$24	$2,371

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
Net income for the thirty-nine weeks ended October 30, 2021				272		272
Other comprehensive income (loss), net of tax
Foreign currency translation					2	2
Change in fair value of derivative financial instruments					(6)	(6)
Amounts reclassified from accumulated other comprehensive income					11	11
Repurchases and retirement of common stock	(5)	—	(128)			(128)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	48			48
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(34)			(34)
Share-based compensation, net of forfeitures			100			100
Common stock dividends declared and paid ($0.24 per share)				(92)		(92)
Balance as of October 30, 2021	374	$19	$71	$2,681	$16	$2,787

Balance as of February 1, 2020	371	$19	$—	$3,257	$40	$3,316
Net loss for the thirty-nine weeks ended October 31, 2020				(899)		(899)
Other comprehensive income (loss), net of tax
Foreign currency translation					(14)	(14)
Change in fair value of derivative financial instruments					9	9
Amounts reclassified from accumulated other comprehensive income					(11)	(11)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	16			16
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(8)			(8)
Share-based compensation, net of forfeitures			52			52
Common stock dividends ($0.2425 per share) (1)				(90)		(90)
Balance as of October 31, 2020	374	$19	$60	$2,268	$24	$2,371
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
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income (loss)	$272	$(899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	372	381
Share-based compensation	97	55
Impairment of operating lease assets	6	361
Impairment of store assets	1	127
Loss on extinguishment of debt	325	58
Amortization of debt issuance costs	11	8
Non-cash and other items	21	—
Loss on divestiture activity	59	—
Deferred income taxes	(28)	(74)
Changes in operating assets and liabilities:
Merchandise inventory	(288)	(590)
Other current assets and other long-term assets	(168)	37
Accounts payable	(119)	1,120
Accrued expenses and other current liabilities	239	98
Income taxes payable, net of receivables and other tax-related items	(94)	(206)
Other long-term liabilities	49	54
Operating lease assets and liabilities, net	(73)	(131)
Net cash provided by operating activities	682	399
Cash flows from investing activities:
Purchases of property and equipment	(486)	(288)
Purchases of short-term investments	(634)	(237)
Proceeds from sales and maturities of short-term investments	768	348
Payments for acquisition activity, net of cash acquired	(135)	—
Net cash paid for divestiture activity	(21)	—
Other	—	2
Net cash used for investing activities	(508)	(175)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	500
Payments for revolving credit facility	—	(500)
Proceeds from issuance of long-term debt	1,500	2,250
Payments to extinguish debt	(2,546)	(1,307)
Payments for debt issuance costs	(16)	(61)
Proceeds from issuances under share-based compensation plans	48	16
Withholding tax payments related to vesting of stock units	(34)	(8)
Repurchases of common stock	(128)	—
Cash dividends paid	(182)	—
Net cash provided by (used for) financing activities	(1,358)	890
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(3)	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,187)	1,118
Cash, cash equivalents, and restricted cash at beginning of period	2,016	1,381
Cash, cash equivalents, and restricted cash at end of period	$829	$2,499
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$178	$41
Cash paid for income taxes during the period, net of refunds	$181	$8
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of October 30, 2021 and October 31, 2020 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 30, 2021 has been derived from our audited financial statements.
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
The results of operations for the thirteen and thirty-nine weeks ended October 30, 2021 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 29, 2022.
COVID-19
In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. Fiscal 2020 results were significantly impacted as we temporarily closed a large number of our stores globally.
During the third quarter of fiscal 2021, global supply chain disruption caused significant product delays resulting in brands being unable to fully meet customer demand. Increased port congestion and COVID-related factory closures, most notably in Vietnam where we source a significant amount of product, impacted our results of operations for the thirteen and thirty-nine weeks ended October 30, 2021. We will continue to consider the impact of the supply chain disruptions and COVID-19 on the assumptions and estimates used when preparing these quarterly financial statements. If the economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of October 30, 2021, restricted cash primarily included consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$801	$1,988	$2,471
Restricted cash included in other current assets	3	4	4
Restricted cash included in other long-term assets	25	24	24
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$829	$2,016	$2,499
Accounting Pronouncements Recently Adopted
In April 2020, the Financial Accounting Standards Board ("FASB") provided guidance on accounting for rent concessions resulting from the COVID-19 pandemic. We considered the FASB's guidance regarding lease modifications as a result of the effects of COVID-19 and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. The impact of applying the temporary practical expedient was not material to our Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended October 30, 2021 or October 31, 2020.
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
Accounting Pronouncements Not Yet Adopted
The Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements and disclosures, based on current information.
Note 2. Revenue
Disaggregation of Net Sales
We disaggregate our net sales between stores and online and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.
Net sales disaggregated for stores and online sales are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Store sales (1)	$2,456	$2,379	$7,668	$5,129
Online sales (2)	1,487	1,615	4,477	4,247
Total net sales	$3,943	$3,994	$12,145	$9,376
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other	Total
13 Weeks Ended October 30, 2021
U.S. (1)	$1,899	$676	$410	$317	$—	$3,302
Canada	185	102	47	3	—	337
Europe	1	89	2	—	—	92
Asia	—	141	14	—	—	155
Other regions	20	31	6	—	—	57
Total	$2,105	$1,039	$479	$320	$—	$3,943

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
13 Weeks Ended October 31, 2020
U.S. (1)	$2,034	$611	$323	$292	$78	$3,338
Canada	193	86	39	—	3	321
Europe	—	115	3	—	—	118
Asia	1	169	18	—	—	188
Other regions	14	12	3	—	—	29
Total	$2,242	$993	$386	$292	$81	$3,994

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
39 Weeks Ended October 30, 2021
U.S. (1)	$6,175	$1,847	$1,171	$1,004	$100	$10,297
Canada	535	249	124	3	—	911
Europe	1	274	6	1	—	282
Asia	1	439	49	—	—	489
Other regions	63	90	13	—	—	166
Total	$6,775	$2,899	$1,363	$1,008	$100	$12,145

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta (2)	Other (3)	Total
39 Weeks Ended October 31, 2020
U.S. (1)	$4,709	$1,395	$804	$764	$190	$7,862
Canada	415	183	90	—	3	691
Europe	—	239	8	—	—	247
Asia	4	435	44	—	—	483
Other regions	33	48	12	—	—	93
Total	$5,161	$2,300	$958	$764	$193	$9,376
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
(2)Previously, net sales for the Athleta brand were grouped within the "Other" column. Beginning in fiscal 2021, we have made a change for all periods presented to break out Athleta net sales into its own column.
(3)The "Other" column primarily consists of net sales for the Intermix and Janie and Jack brands, as well as sales from the business-to-business program. The divestiture of Janie and Jack was completed on April 8, 2021. The divestiture of Intermix was completed on May 21, 2021. Net sales for the thirteen and thirty-nine weeks ended October 31, 2020 also included net sales for the Hill City brand, which was closed in January 2021.

Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the thirteen weeks ended October 30, 2021, the opening balance of deferred revenue for these obligations was $239 million, of which $98 million was recognized as revenue during the period. For the thirty-nine weeks ended October 30, 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $145 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $270 million as of October 30, 2021. The increase in the deferred revenue balance as of October 30, 2021 and the revenue recognition during the thirteen weeks ended October 30, 2021 is primarily due to the issuance of additional loyalty points with the launch of our new integrated loyalty program across the U.S. and Puerto Rico.
We expect that the majority of our revenue deferrals as of the quarter ended October 30, 2021, will be recognized as revenue in the next twelve months as our performance obligations are satisfied.
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
During the thirty-nine weeks ended October 30, 2021, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program that is expected to begin in the second quarter of fiscal 2022. Accordingly, our private label credit card program with Synchrony Financial will be discontinued upon the launch of the new long-term credit card program. During the thirty-nine weeks ended October 30, 2021, the Company received $50 million relating to the new agreements, which was primarily recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet as of October 30, 2021.
Note 3. Debt and Credit Facilities
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”) at par in a private placement to qualified institutional buyers. The Senior Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company’s existing wholly owned domestic subsidiaries that is a borrower or guarantor under the Company’s senior secured asset-based revolving credit agreement. We recorded $16 million of debt issuance costs related to the issuance of the Senior Notes within long-term debt on the Condensed Consolidated Balance Sheet, which will be amortized through interest expense over the life of the instrument. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Company’s senior secured notes due 2023 (“2023 Notes"), 2025 (“2025 Notes"), and 2027 (“2027 Notes") (the 2023 Notes, the 2025 Notes, and the 2027 Notes collectively, the “Secured Notes”). On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. Our obligations under the Secured Notes were discharged following their redemption.
In conjunction with these transactions, we incurred a loss on extinguishment of debt of $325 million, which was recorded in the Condensed Consolidated Statement of Operations and primarily consisted of tender premiums of $253 million, make-whole premiums of $40 million, and unamortized debt issuance costs relating to the Secured Notes of $28 million.

Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	October 30, 2021	January 30, 2021	October 31, 2020
2023 Notes	$—	$500	$500
2025 Notes	—	750	750
2027 Notes	—	1,000	1,000
2029 Notes	750	—	—
2031 Notes	750	—	—
Less: Unamortized debt issuance costs	(16)	(34)	(36)
Total long-term debt	$1,484	$2,216	$2,214
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Notes
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
__________
(1)Includes an option to redeem the 2029 Notes, in whole or in part at any time, subject to a make-whole premium, prior to October 1, 2024. On or after October 1, 2024, includes an option to redeem the 2029 Notes, in whole or in part at any time, at stated redemption prices.
(2)Includes an option to redeem the 2031 Notes, in whole or in part at any time, subject to a make-whole premium, prior to October 1, 2026. On or after October 1, 2026, includes an option to redeem the 2031 Notes, in whole or in part at any time, at stated redemption prices.
As of October 30, 2021, the aggregate estimated fair value of the Senior Notes was $1.47 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheet, net of the unamortized debt issuance cost.
In May 2020, we entered into the senior secured asset-based revolving credit agreement (the "ABL Facility"), which has a $1.8675 billion borrowing capacity and bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. The ABL Facility is scheduled to expire in May 2023. We also have the ability to issue letters of credit on our ABL Facility. As of October 30, 2021, we had $52 million in standby letters of credit issued under the ABL Facility. There were no borrowings under the ABL Facility as of October 30, 2021.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $50 million as of October 30, 2021. As of October 30, 2021, there were no borrowings under the Foreign Facilities. There were $10 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of October 30, 2021.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of October 30, 2021.
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
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during the thirteen and thirty-nine weeks ended October 30, 2021 or October 31, 2020. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during the thirteen and thirty-nine weeks ended October 30, 2021 or October 31, 2020.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$146	$—	$146	$—
Short-term investments	275	216	59	—
Derivative financial instruments	10	—	10	—
Deferred compensation plan assets	49	49	—	—
Other assets	4	—	—	4
Total	$484	$265	$215	$4
Liabilities:
Derivative financial instruments	$13	$—	$13	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$375	$25	$350	$—
Short-term investments	410	342	68	—
Derivative financial instruments	5	—	5	—
Deferred compensation plan assets	43	43	—	—
Other assets	2	—	—	2
Total	$835	$410	$423	$2
Liabilities:
Derivative financial instruments	$21	$—	$21	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$678	$178	$500	$—
Short-term investments	178	119	59	—
Derivative financial instruments	6	—	6	—
Deferred compensation plan assets	44	44	—	—
Other assets	2	—	—	2
Total	$908	$341	$565	$2
Liabilities:
Derivative financial instruments	$7	$—	$7	$—

We have highly liquid fixed and variable income investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our investments in cash equivalents are placed primarily in time deposits, money market funds, and debt securities.

Our available-for-sale securities are comprised of investments in debt securities and are recorded in both short-term investments and cash and cash equivalents on the Condensed Consolidated Balance Sheets. These securities are recorded at fair value using market prices. As of October 30, 2021, January 30, 2021, and October 31, 2020, the Company held $275 million, $410 million, and $178 million, respectively, of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheets. In addition, as of October 30, 2021, January 30, 2021, and October 31, 2020, the Company held $125 million, $90 million, and $222 million respectively, of available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were not material as of October 30, 2021 and October 31, 2020.
The Company regularly reviews its available-for-sale debt securities for other-than-temporary impairment. For the thirteen and thirty-nine weeks ended October 30, 2021 or October 31, 2020, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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
There were no material impairment charges recorded for long-lived assets during the thirteen weeks ended October 30, 2021 or October 31, 2020.
During the thirty-nine weeks ended October 30, 2021, the Company recorded impairment of operating lease assets of $6 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $16 million to their estimated fair value of $10 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations. There were no material impairment charges recorded for store assets during the thirty-nine weeks ended October 30, 2021.
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
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the thirteen and thirty-nine weeks ended October 30, 2021 or October 31, 2020.

Note 5. Income Taxes
The effective income tax rate was 29.3 percent for the thirteen weeks ended October 30, 2021, compared with 21.5 percent for the thirteen weeks ended October 31, 2020. The increase in the effective tax rate is primarily due to the finalization of the net operating loss carryback prescribed in the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as well as changes in the geographical mix of pretax earnings.

The effective income tax rate was 17.8 percent for the thirty-nine weeks ended October 30, 2021, compared with 23.7 percent for the thirty-nine weeks ended October 31, 2020. The decrease in the effective tax rate for the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020 is primarily due to the tax benefit resulting from divestiture activity during fiscal 2021 as well as the finalization of the net operating loss carryback prescribed in the 2020 CARES Act, partially offset by changes in the geographical mix of pretax earnings.
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

Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized into net income (loss) during the period in which the underlying transaction impacts the Condensed Consolidated Statements of Operations.

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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Derivatives designated as cash flow hedges	$532	$508	$474
Derivatives not designated as hedging instruments	717	811	539
Total	$1,249	$1,319	$1,013

Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	October 30, 2021	January 30, 2021	October 31, 2020
Derivatives designated as cash flow hedges:
Other current assets	$3	$—	$2
Other long-term assets	1	—	—
Accrued expenses and other current liabilities	6	12	1
Other long-term liabilities	1	—	—

Derivatives not designated as hedging instruments:
Other current assets	6	5	4
Accrued expenses and other current liabilities	6	9	6

Total derivatives in an asset position	$10	$5	$6
Total derivatives in a liability position	$13	$21	$7
The majority of the unrealized gains and losses from designated cash flow hedges as of October 30, 2021 will be recognized into net income within the next twelve months at the then-current values, which may differ from the fair values as of October 30, 2021 shown above.
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
The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income (Loss)
	13 Weeks Ended October 30, 2021		13 Weeks Ended October 31, 2020
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,282	$1,508	$2,374	$1,445

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	5	—	(2)	—
Derivatives not designated as hedging instruments	—	(7)	—	4
Total (gain) loss recognized in net income (loss)	$5	$(7)	$(2)	$4

	Location and Amount of (Gain) Loss Recognized in Net Income (Loss)
	39 Weeks Ended October 30, 2021		39 Weeks Ended October 31, 2020
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$7,031	$4,312	$6,339	$4,033

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	14	—	(13)	—
Derivatives not designated as hedging instruments	—	(2)	—	(7)
Total (gain) loss recognized in net income (loss)	$14	$(2)	$(13)	$(7)
Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Number of shares repurchased (1)	2.9	—	4.7	—
Total cost	$73	$—	$128	$—
Average per share cost including commissions	$24.73	$—	$27.28	$—
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $672 million remaining as of October 30, 2021.
All of the share repurchases were paid for as of October 30, 2021. All common stock repurchased is immediately retired.
Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted-average number of shares - basic	376	374	377	373
Common stock equivalents (1)	—	6	8	—
Weighted-average number of shares - diluted	376	380	385	373
__________
(1)For the thirteen weeks ended October 30, 2021 and thirty-nine weeks ended October 31, 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective periods.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 8 million and 12 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, and 6 million and 16 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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

As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 30, 2021, Actions filed against us included commercial, intellectual property, customer, employment, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of October 30, 2021, January 30, 2021, and October 31, 2020, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to October 30, 2021, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of October 30, 2021, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of October 30, 2021. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.
Note 11. Divestitures
The Company completed the divestitures of its Janie and Jack and Intermix brands during the thirty-nine weeks ended October 30, 2021. The divestiture of Janie and Jack was completed on April 8, 2021 and the divestiture of Intermix was completed on May 21, 2021. As a result of these transactions, the Company recognized a pre-tax loss of $59 million within operating expenses on the Condensed Consolidated Statements of Operations for the thirty-nine weeks ended October 30, 2021.
As part of the Company’s strategic review of its operating model in Europe, the Company reclassified certain assets as held for sale assets that are expected to be sold in the next twelve months. The aggregate carrying amount of the assets held for sale, primarily consisting of fixed assets, was $49 million and was recorded within other current assets on the Condensed Consolidated Balance Sheet as of October 30, 2021. On October 1, 2021, we also completed the transition of our Gap France operations to a third party, Hermione People & Brands, to operate Gap France stores as a franchise partner. The impact from the transaction was not material to our Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended October 30, 2021.

Note 12. Acquisitions
On August 26, 2021, the Company acquired Drapr Inc. ("Drapr"), a startup that powers 3D-fit technology and virtual fitting rooms. In addition, on October 1, 2021, the Company acquired Context-based 4 Casting (CB-4) Ltd ("CB4"), an artificial intelligence and machine learning company.
The aggregate purchase price for the net assets was $147 million. The preliminary purchase price allocation included goodwill of $108 million and intangible assets of $39 million. The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The purchase price allocation is subject to adjustments as the fair values are finalized.
The intangible assets acquired primarily include technology and developed software and their estimated fair value will be amortized over the related useful lives.
The impact of the acquisitions on the Company's results of operations is not significant. The results of operations for Drapr and CB4 since the date of acquisitions were not material to the Condensed Consolidated Statement of Income.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We have Company-operated stores in the United States, Canada, Japan, Italy, China, Taiwan, and Mexico. Our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Gap, Banana Republic, Old Navy, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
OVERVIEW
We unveiled our Power Plan 2023 strategy during fiscal 2020, which reflects long-term plans to strengthen the Company and pave the foundation for sustainable growth. Since then, we have focused on our key initiatives, including growing Old Navy and Athleta, repositioning and transforming Gap and Banana Republic, and scaling strategic partnerships to amplify our brands across product categories, markets, and channels. Each of our purpose-led, lifestyle brands are finding new and relevant ways to expand customer reach. Since the beginning of fiscal 2021, we have executed on this strategy in various ways such as launching GapHome at Walmart.com, and BODEQUALITY at Old Navy. In addition, during the third quarter of fiscal 2021, we launched the Athleta website in Canada and opened the first Athleta store in the Canadian market.
During the third quarter of fiscal 2021, global supply chain disruption, including COVID-19 related factory closures and continued port congestion caused significant product delays resulting in brands being unable to fully meet customer demand. The Company is working with its suppliers to minimize disruption and is employing increased air freight and port diversification to keep up with customer demand.
On September 27, 2021, the Company completed the issuance of the Senior Notes in an aggregate principal amount of $1.5 billion. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. In conjunction with these transactions, we incurred a loss on extinguishment of debt of $325 million, which was recorded on the Condensed Consolidated Statement of Operations and primarily consisted of tender premiums, make-whole premiums, and unamortized debt issuance costs relating to the Secured Notes.
During the third quarter of fiscal 2021, we shared that in the United Kingdom and Ireland we will continue serving our customers online beyond fiscal 2021 through a franchise agreement with Next Plc. Additionally, on October 1, 2021, we completed the transition of our Gap France operations to Hermione People & Brands to operate Gap France stores as a franchise partner and most recently shared in November 2021 that we signed an agreement with OVS to operate Gap Italy stores as a franchise partner beginning in fiscal year 2022. We believe these transformations of our European business model will streamline our operations by using strong local partnerships to grow our brands and amplify our reach. As a result of these strategic changes, we incurred net pre-tax net costs of $17 million and $33 million during the thirteen and thirty-nine weeks ended October 30, 2021, respectively, primarily consisting of employee and lease related costs related to the closure of the company-operated stores in the United Kingdom and Ireland. These costs were recorded within cost of goods sold and occupancy expenses and operating expenses on the Condensed Consolidated Statement of Operations.
We continued strengthening the power of our platform through strategic investments in our digital, loyalty, and supply chain capabilities. During the third quarter of fiscal 2021, we acquired two technology companies, CB4 and Drapr, that we believe will add data and science to the way we work and enhance the customer shopping experience while also streamlining operations. We believe that CB4, with its machine learning and artificial intelligence tools, has broad potential across sales, inventory, and consumer insights and Drapr has potential to power new e-commerce tools with 3D fit technology. Additionally, in July 2021, we launched a new integrated loyalty program across the U.S. and Puerto Rico to attract new customers and create enduring relationships by turning customers into lifelong loyalists. See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details about the Company’s acquisitions.
As part of a strategic review of the Company's brands and businesses, we made the decision to divest the Janie and Jack and Intermix brands. The divestiture of Janie and Jack was completed on April 8, 2021. The divestiture of Intermix was completed on May 21, 2021. We believe these divestitures will allow the Company to prioritize its strategic focus and resources on growing our four purpose-led, lifestyle brands. We recognized a pre-tax loss of $59 million within operating expenses on the Condensed Consolidated Statement of Operations during the first three quarters of fiscal 2021 in conjunction with these transactions.
The Company remains focused on our plans to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. The majority of the select stores being considered have leases that expired in fiscal 2020 or will expire in fiscal 2021, which allows us to exit underperforming stores with a minimal net impact to our Consolidated Statement of Operations. As of October 30, 2021, we have closed, net of openings, 217 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
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
Financial results for the third quarter of fiscal 2021 are as follows:
•Net sales for the third quarter of fiscal 2021 decreased 1 percent compared with the third quarter of fiscal 2020.
•Online sales for the third quarter of fiscal 2021 decreased 8 percent compared with the third quarter of fiscal 2020 and store sales for the third quarter of fiscal 2021 increased 3 percent compared with the third quarter of fiscal 2020.
•Gross profit for the third quarter of fiscal 2021 was $1.66 billion compared with $1.62 billion for the third quarter of fiscal 2020. Gross margin for the third quarter of fiscal 2021 was 42.1 percent compared with 40.6 percent for the third quarter of fiscal 2020.
•Operating income for the third quarter of fiscal 2021 was $153 million compared with $175 million for the third quarter of fiscal 2020.
•We incurred a loss on extinguishment of debt of $325 million during the third quarter of fiscal 2021, primarily related to the tender premiums, make-whole premiums, and unamortized debt issuance costs of the Secured Notes.
•The effective income tax rate for the third quarter of fiscal 2021 was 29.3 percent compared with 21.5 percent for the third quarter of fiscal 2020.
•Net loss for the third quarter of fiscal 2021 was $(152) million compared with net income of $95 million for the third quarter of fiscal 2020.
•Diluted loss per share was $(0.40) for the third quarter of fiscal 2021 compared with diluted earnings per share of $0.25 for the third quarter of fiscal 2020.

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
For the thirteen weeks ended October 30, 2021 and October 31, 2020, any stores temporarily closed for more than three days as a result of COVID-19 were excluded from the Comp Sales calculations. After stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation for each period.
The percentage change in Comp Sales by global brand and for The Gap, Inc. is as follows:

13 Weeks Ended
October 30, 2021
Old Navy Global	(9)%
Gap Global	7%
Banana Republic Global	28%
Athleta	2%
The Gap, Inc.	(1)%

13 Weeks Ended
October 31, 2020
Old Navy Global	17%
Gap Global	(5)%
Banana Republic Global	(30)%
Athleta	37%
The Gap, Inc.	5%

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2021	39 Weeks Ended October 30, 2021		October 30, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	42	5	1,257	20.1
Gap North America	556	1	19	538	5.7
Gap Asia	340	11	16	335	2.8
Gap Europe (2)	117	1	86	11	0.1
Banana Republic North America	471	2	12	461	3.9
Banana Republic Asia	47	6	2	51	0.2
Athleta North America	199	22	1	220	0.9
Intermix North America (1)	31	—	—	—	—
Janie and Jack North America (1)	119	—	—	—	—
Company-operated stores total	3,100	85	141	2,873	33.7
Franchise (2)	615	58	108	586	N/A
Total	3,715	143	249	3,459	33.7
Decrease over prior year				(8.6)%	(5.1)%

	February 1, 2020	39 Weeks Ended October 31, 2020		October 31, 2020
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	30	12	1,225	19.7
Old Navy Asia	17	—	17	—	—
Gap North America	675	1	92	584	6.2
Gap Asia	358	11	19	350	3.1
Gap Europe	137	4	19	122	1.0
Banana Republic North America	541	3	55	489	4.1
Banana Republic Asia	48	5	5	48	0.2
Athleta North America	190	10	2	198	0.8
Intermix North America	33	—	1	32	0.1
Janie and Jack North America	139	—	9	130	0.3
Company-operated stores total	3,345	64	231	3,178	35.5
Franchise	574	50	17	607	N/A
Total	3,919	114	248	3,785	35.5
Decrease over prior year				(3.9)%	(5.3)%
__________
(1)On April 8, 2021, the Company completed the divestiture of the Janie and Jack brand. The 119 stores divested are not included as store closures or in the ending balance for fiscal 2021. On May 21, 2021, the Company completed the divestiture of the Intermix brand. The 31 stores divested are not included as store closures or in the ending balance for fiscal 2021.
(2)The 21 Gap France stores that were transitioned to Hermione People & Brands during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes these stores and the ending balance for Franchise includes these stores.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the third quarter of fiscal 2021 decreased $51 million, or 1 percent, compared with the third quarter of fiscal 2020 driven primarily by a decrease in net sales as a result of supply chain disruption and the impact of the divestitures of the Janie and Jack and Intermix brands earlier in the year, partially offset by a favorable impact of foreign exchange of $24 million. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2020 were translated at exchange rates applicable during the third quarter of fiscal 2021.
Our net sales for the first three quarters of fiscal 2021 increased $2.77 billion, or 30 percent, compared with the first three quarters of fiscal 2020 driven primarily by temporary closures across our fleet during fiscal 2020 due to the COVID-19 pandemic, as well as a favorable impact of foreign exchange of $87 million. The foreign exchange impact is the translation impact if net sales for the first three quarters of fiscal 2020 were translated at exchange rates applicable during the first three quarters of fiscal 2021.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Cost of goods sold and occupancy expenses	$2,282	$2,374	$7,031	$6,339
Gross profit	$1,661	$1,620	$5,114	$3,037
Cost of goods sold and occupancy expenses as a percentage of net sales	57.9%	59.4%	57.9%	67.6%
Gross margin	42.1%	40.6%	42.1%	32.4%
Cost of goods sold and occupancy expenses decreased 1.5 percentage points as a percentage of net sales in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020.
•Cost of goods sold decreased 1.8 percentage points as a percentage of net sales in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020, driven by a decrease in online shipping costs due to lower ship-from-store fulfillment as well as lower promotional activity.
•Occupancy expenses increased 0.3 percentage points as a percentage of net sales in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020, primarily driven by a decrease in net sales related to permanent store closures and a decrease in online sales.

Cost of goods sold and occupancy expenses decreased 9.7 percentage points as a percentage of net sales in the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020.
•Cost of goods sold decreased 5.1 percentage points as a percentage of net sales in the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020, primarily due to lower promotional activity across all brands, lower online shipping costs as a result of lower ship-from-store fulfillment as retail traffic increased, and higher inventory impairment recognized during the first three quarters of fiscal 2020 due to temporary store closures as a result of COVID-19.
•Occupancy expenses decreased 4.6 percentage points as a percentage of net sales in the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020, primarily driven by an increase in net sales largely due to temporary store closures as a result of COVID-19 during fiscal 2020 as well as online sales growth during fiscal 2021 which has minimal impact on fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating expenses	$1,508	$1,445	$4,312	$4,033
Operating expenses as a percentage of net sales	38.2%	36.2%	35.5%	43.0%
Operating margin	3.9%	4.4%	6.6%	(10.6)%

Operating expenses increased $63 million or 2.0 percentage points as a percentage of net sales in the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020 primarily due to an increase in advertising expense to support new initiatives, an increase in digital innovation costs to fuel the growth priorities of the business, and an increase in performance-based compensation, partially offset by a decrease in store expenses.

Operating expenses increased $279 million but decreased 7.5 percentage points as a percentage of net sales in the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020 primarily due to the following:
•an increase in advertising expense to generate demand across all purpose-led lifestyle brands;
•an increase in performance-based compensation;
•an increase in store payroll and benefits and other store operating expenses due to COVID-19 temporary store closures during the first three quarters of fiscal 2020;
•an increase related to digital innovation costs to fuel the growth priorities of the business; and
•a loss on divestiture activity related to the Janie and Jack and Intermix brands; partially offset by
•a decrease of $481 million due to impairment charges related to store assets and operating lease assets during the first three quarters of fiscal 2020 primarily due to the impact of COVID-19.
Loss on Extinguishment of Debt
On September 27, 2021, the Company completed the issuance of the Senior Notes in an aggregate principal amount of $1.5 billion and used the net proceeds from the offering, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Company’s Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. We incurred a loss on extinguishment of debt of $325 million, which was recorded on the Condensed Consolidated Statement of Operations during the third quarter of fiscal 2021, primarily related to the tender premiums, make-whole premiums, and unamortized debt issuance costs of the Secured Notes.

On May 7, 2020, the Company completed the issuance of the Secured Notes for $2.25 billion and used the proceeds to redeem the 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Condensed Consolidated Statement of Operations during the second quarter of fiscal 2020.
Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Interest expense	$44	$55	$149	$132
Interest expense decreased $11 million or 20 percent during the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020 primarily due to the lower interest rates and principal as a result of the September 2021 issuance of the Senior Notes.
Interest expense increased $17 million or 13 percent during the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020 primarily due to the higher mix of interest rates and principal from our borrowings during the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020.

Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Income taxes	$(63)	$26	$59	$(280)
Effective tax rate	29.3%	21.5%	17.8%	23.7%
The increase in the effective tax rate for the third quarter of fiscal 2021 compared with the third quarter of fiscal 2020 is primarily due to the finalization of the net operating loss carryback prescribed in the CARES Act as well as changes in the geographical mix of pretax earnings. The decrease in the effective tax rate for the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020 is primarily due to the tax benefit resulting from divestiture activity during fiscal 2021 as well as the finalization of the net operating loss carryback prescribed in the CARES Act, partially offset by changes in the geographical mix of pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES
On September 27, 2021, we completed the issuance of the Senior Notes in an aggregate principal amount of $1.5 billion. The Company used the net proceeds from the Senior Notes offering, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. Our obligations under the Secured Notes were discharged following their redemption. There were no borrowings under the ABL Facility as of October 30, 2021. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details about the Company’s debt and credit facilities.
As of October 30, 2021, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents	$801	$—	$801
Short-term investments	275	—	275
Debt
3.625 percent 2029 Notes	750	750	—
3.875 percent 2031 Notes	750	750	—
Total	$2,576	$1,500	$1,076
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
We believe our existing balances of cash, cash equivalents, and short-term investments, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next twelve months.
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $283 million during the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020, primarily due to the following:
    Net Income (Loss)
•Net income compared with net loss in prior comparable period;
Non-cash items
•a decrease of $481 million due to lower non-cash impairment charges for operating lease assets and store assets during the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020; and
•an increase of $267 million due to higher loss on extinguishment of debt during the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020;
Changes in operating assets and liabilities
•an increase of $302 million related to merchandise inventory in part due to the utilization of seasonal inventory that was stored at our distribution center in fiscal 2020 as a result of the COVID-19 pandemic, as well as late arriving inventory due to supply chain delays, and impacts from divestiture activities during the first three quarters of fiscal 2021;
•an increase of $141 million related to accrued expense and other current liabilities primarily due to an increase in performance-based compensation and an increase in deferred revenue due to the new integrated loyalty program during the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020; and
•an increase of $112 million related to income taxes payable, net of receivables and other tax-related items, resulting from the net operating loss carrybacks attributable to the first three quarters of fiscal 2020 as well as the timing of tax-related payments; partially offset by
•a decrease of $1,239 million related to accounts payable primarily due to the suspension of rent for stores closed temporarily as well as a change in payment terms during the first three quarters of fiscal 2020 as a result of COVID-19.

We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations, in addition to the impact of COVID-19, global supply chain disruption, and strategic initiatives, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Cash Flows from Investing Activities
Net cash used for investing activities during the first three quarters of fiscal 2021 increased $333 million compared with the first three quarters of fiscal 2020, primarily due to the following:
•$198 million more purchases of property and equipment during the first three quarters of fiscal 2021 compared with the first three quarters of fiscal 2020, which will primarily support growth investments including digital, loyalty, and supply chain capacity projects, along with investment in store growth for Old Navy and Athleta; and
•$135 million in cash payments for acquisitions of technology companies Drapr and CB4, net of cash acquired, in the third quarter of fiscal 2021.

Cash Flows from Financing Activities
Net cash used for financing activities was $1,358 million during the first three quarters of fiscal 2021 compared with $890 million of cash provided by financing activities during the first three quarters of fiscal 2020, primarily due to the following:
•an increase of $1,239 million for payments related to the extinguishment of long-term debt during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020;
•a decrease of $750 million in proceeds received for the issuance of long-term debt during the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020;
•$182 million in payments of dividends during the first three quarters of fiscal 2021 compared with no dividends paid during the first three quarters of fiscal 2020 as a result of the COVID-19 pandemic; and
•$128 million in repurchases of common stock during the first three quarters of fiscal 2021 compared with no repurchases during the first three quarters of fiscal 2020 as a result of the COVID-19 pandemic.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$682	$399
Less: Purchases of property and equipment	(486)	(288)
Free cash flow	$196	$111
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.12 per share during the third quarter of fiscal 2021. In November 2021, our board of directors authorized a dividend of $0.12 per share for the fourth quarter of fiscal 2021.
Share Repurchases
Certain financial information about the Company’s share repurchases is set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
Other than the debt financing discussed in Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q, there have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 30, 2021, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

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

On September 27, 2021, the Company completed the issuance of the Senior Notes in an aggregate principal amount of $1.5 billion and used the net proceeds from the offering, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Company’s Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. The Senior Notes have a fixed interest rate and are exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for further details about the Company’s debt.
On September 1, 2021, Standard & Poor's upgraded our corporate credit rating from BB- with a positive outlook to BB with a positive outlook. In addition, in conjunction with our financings, Standard & Poor’s assigned a BB rating and Moody's assigned a Ba3 rating to our long-term senior unsecured notes.
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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2021, we completed the implementation of a new human resources management and payroll accounting system. As a result, we updated certain business processes and related internal controls.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended October 30, 2021 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (August 1 - August 28)	678,346	$28.55	678,346	$ 725 million
Month #2 (August 29 - October 2)	1,191,631	$24.14	1,191,631	$ 697 million
Month #3 (October 3 - October 30)	1,059,213	$22.95	1,059,213	$ 672 million
Total	2,929,190	$24.73	2,929,190
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
(2)In February 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective March 23, 2020)	8-K	1-7562	3.1	March 5, 2020
4.1	Indenture, dated as of September 27, 2021, among the Registrant, the Guarantors party thereto and U.S. Bank National Association	8-K	1-7562	4.1	September 28, 2021
4.2	Form of 3.625% Senior Note due 2029 (included in Exhibit 4.1 as Exhibit A-1 to the Indenture)	8-K	1-7562	4.2	September 28, 2021
4.3	Form of 3.875% Senior Note due 2031 (included in Exhibit 4.1 as Exhibit A-2 to the Indenture)	8-K	1-7562	4.3	September 28, 2021
4.4	First Supplemental Indenture, dated as of September 27, 2021, between the Registrant and U.S. Bank National Association	8-K	1-7562	4.4	September 28, 2021
10.1*
Seventh Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of August 26, 2021
						X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
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

THE GAP, INC.

Date:	November 24, 2021	By	/s/ Sonia Syngal
Sonia Syngal
Chief Executive Officer
(Principal Executive Officer)

Date:	November 24, 2021	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)