Form 10-K
period 2022-01-29
GAP INC
filed 2022-03-15
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2022

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
Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 30, 2021 was approximately $7 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 9, 2022 was 369,779,960.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2022 (hereinafter referred to as the “2022 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•executing against our strategy and key strategic initiatives;
•continued efforts to transform our business;
•our integrated loyalty program and the expected benefits therefrom;
•digital product creation capabilities and the expected benefits therefrom;
•the impact of product cost increases or events causing disruptions of imports from foreign merchandise vendors;
•the impact of the seasonality of our operations;
•the continued impact of the COVID-19 pandemic on customer behavior;
•investments in supply chain, digital, loyalty, technology, marketing and omni-channel capabilities and the expected benefits therefrom;
•compliance with United States and foreign laws, rules and regulations;
•optimizing our product-to-market process and supply chain and the expected benefits therefrom;
•mitigating risks associated with maintaining and replacing our IT systems and ensuring appropriate commercial contracts are in place with third party IT vendors;
•our agreements with Barclays and Mastercard related to our credit card program and the discontinuation of our agreement with Synchrony Financial;
•our acquisitions and divestitures in fiscal 2021 and the expected benefits therefrom;
•digital experiences and engaging customers in a digital world;
•anticipated timing of settlement of purchase obligations and commitments;
•current capital structure, cash flows and cash balances being sufficient to support our business operations;
•our first quarter fiscal 2022 dividend;
•the impact if actuals differ substantially from estimates and assumptions used in accounting calculations and policies, including with respect to the COVID-19 pandemic and supply chain disruption;
•the impact on our tax rate if we prevail in matters for which a liability has been established or are required to pay amounts in excess of our established liability;
•the impact of any future reduction in our credit ratings;
•the impact of final tax outcome of audits by various taxing authorities;
•the impact of recent accounting pronouncements;
•recognition of revenue deferrals as revenue;
•amortizing the estimated fair value of acquired intangible assets and amortizing debt issuance costs;
•compliance with the applicable financial covenant in the ABL Facility;
•total gross unrecognized tax benefits;

•unrealized gains and losses from designated cash flow hedges;
•recognition of unrecognized share-based compensation expense;
•the impact of losses due to indemnification obligations;
•the outcome of proceedings, lawsuits, disputes, and claims, and the impact on our Consolidated Financial Statements; and
•the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:
•the overall global economic and geopolitical environment, consumer spending patterns and risks associated with the COVID-19 pandemic;
•the risk that our estimates regarding consumer demand are inaccurate, or that economic conditions including delayed shipments and other supply chain challenges worsen beyond what we currently estimate;
•the risk that we may be unable to mitigate the impact of global supply chain disruptions on our business and operations and maintain inventory commensurate with consumer demand;
•the risk that supply chain delays will result in receiving inventory after the applicable selling season and lead to significant impairment charges;
•the risk that inflation continues to rise, which could increase our expenses and negatively impact consumer demand;
•the risk that we or our franchisees may be unsuccessful in gauging apparel trends and changing consumer preferences or responding with sufficient lead time;
•the risk that we fail to maintain, enhance and protect our brand image and reputation;
•the risk that increased public focus on our ESG initiatives or our inability to meet our stated ESG goals could affect our brand image and reputation;
•the highly competitive nature of our business in the United States and internationally;
•engaging in or seeking to engage in strategic transactions that are subject to various risks and uncertainties;
•the risk that our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate;
•the risk that we fail to manage key executive succession and retention and to continue to attract qualified personnel;
•the risk that we may be unable to manage our inventory effectively and the resulting impact on our gross margins and sales;
•the risks to our business, including our costs and supply chain, associated with global sourcing and manufacturing;
•the risks to our reputation or operations associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct;

•the risk of data or other security breaches or vulnerabilities that may result in increased costs, violations of law, significant legal and financial exposure, and a loss of confidence in our security measures;
•the risk that failures of, or updates or changes to, our IT systems may disrupt our operations;
•the risk that our efforts to expand internationally may not be successful;
•the risk that our franchisees and licensees could impair the value of our brands;
•the risk that trade matters could increase the cost or reduce the supply of apparel available to us;
•the risk of foreign currency exchange rate fluctuations;
•the risk that comparable sales and margins will experience fluctuations;
•natural disasters, public health crises (similar to and including the ongoing COVID-19 pandemic), political crises (such as the ongoing conflict between Russia and Ukraine), negative global climate patterns, or other catastrophic events;
•the risk that we or our franchisees may be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;
•the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims;
•our failure to comply with applicable laws and regulations and changes in the regulatory or administrative landscape;
•reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards and our new credit card arrangement;
•the risk that our level of indebtedness may impact our ability to operate and expand our business;
•the risk that we and our subsidiaries may be unable to meet our obligations under our indebtedness agreements;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 15, 2022, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2021 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the "Company", "we", and "our") is a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for women, men, and children under the Old Navy, Gap, Banana Republic, and Athleta brands.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, Company-owned websites, and third-party arrangements. We have Company-operated stores in the United States, Canada, Japan, Italy, China, Taiwan, and Mexico. In fiscal 2021, we signed an agreement with a third party to operate Gap Italy stores as a franchise partner beginning in fiscal 2022. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta stores throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names.
In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance the shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands.
In October 2020, the Company unveiled its Power Plan 2023 strategy, which reflects long-term plans to grow and strengthen the Company by leveraging the collective power of its four purpose-led lifestyle brands, enabling growth through competitive omni-channel capabilities and scaled operations through the power of its platform, and extending customer reach across every age, body, and occasion through the power of its portfolio. Key initiatives include:
•growing Old Navy and Athleta;
•repositioning and transforming Gap and Banana Republic;
•growing our online business;
•expanding into new categories;
•transforming cost through re-engineered capabilities; and
•scaled strategic partnerships to amplify our reach.
In fiscal 2021, the Company’s progress against its Power Plan included:
•net openings of 32 Old Navy stores and 28 Athleta stores;
•continuing to close under-performing Gap and Banana Republic stores in North America;
•relaunching Banana Republic in the fall of 2021 to focus on affordable luxury with an elevated in-store and online experience as well as higher priced cashmere, merino, leather, and silk products;
•continued focus on our online business and investments in automation and machine learning, which we believe will improve both the customer experience and reduce the cost of shipping and processing online orders and returns;
•launching an integrated rewards program to increase loyalty and cross-shopping across all brands;

•expanding the Company into new markets, new categories, and new demographics; new releases from the Yeezy Gap collaboration; the launch of Gap Home at Walmart; and promotional partnerships with athletes and celebrities at Athleta;
•acquiring two technology companies, 3D virtual fit technology company Drapr Inc. ("Drapr") and artificial intelligence and machine learning company Context-based 4 Casting Ltd. ("CB4");
•transitioning our Company-operated stores to a franchise model in France and signing an agreement to transition our Gap stores in Italy; and
•closing our Company-operated stores in the United Kingdom and Ireland and entering into an agreement to continue serving our customers online beyond fiscal 2021 through a joint venture agreement.
We believe our continued efforts to transform our business will improve our customer experience, our overall performance, and ultimately position us for long-term growth.
Old Navy.  Old Navy is an American value apparel brand that makes current essentials accessible to everyone. The brand celebrates the democracy of style through on-trend, playfully optimistic, affordable, high-quality product, and inclusive size ranges. Old Navy is committed to creating incredible shopping experiences regardless of where, when, and how customers choose to shop, including a fun store experience, a dynamic online channel, and convenient omni-channel capabilities. Old Navy opened its first store in 1994 in the United States and since has expanded to more than 1,200 stores, including Company-operated stores in Canada and Mexico and franchise stores around the world.
Old Navy believes in the power of the next generation, and through its cause platform, ONward!, supports the Boys & Girls Clubs of America to help turn learners into leaders. In 2021, Old Navy also launched BODEQUALITY, an innovative and fully inclusive shopping experience in stores and online through a human-centered design approach, to prioritize inclusive fit and style for customers.
Gap.  Gap is an authority on modern American style. Founded in San Francisco in 1969, Gap continues to build on its heritage grounded in denim and khakis. Gap is a lifestyle brand that includes adult apparel and accessories, Gap Teen, Gap Kids, babyGap, Gap Maternity, Gap Body, GapFit, Yeezy Gap and Gap Home collections. In 2021, Gap introduced Gap Home, a new brand of home essentials available exclusively at Walmart. The brand connects with customers online, in Company-operated and franchise retail locations globally, and through licensing partnerships. Gap also serves value-conscious customers with exclusively designed collections for Gap Outlet and Gap Factory Stores.
Banana Republic.  Acquired in 1983 as a travel and adventure outfitter, Banana Republic is a global apparel and accessories brand committed to work for a better republic. Designed for people with purpose who share a passion for life, Banana Republic is redefining luxury by using the finest materials with the latest fabric innovations to create timeless, modern, and versatile clothing, eyewear, jewelry, shoes, handbags, and fragrances. Customers can purchase Banana Republic products globally in our specialty stores, factory stores, online, and franchise stores.
Athleta.  Athleta is a premium fitness and lifestyle brand creating beautiful, technical, sustainable apparel to inspire a community of active, confident women and girls. Established in 1998 and acquired by Gap Inc. in 2008, Athleta integrates technical features and innovative design across its women's collection to carry her through a life in motion, from yoga, training and sports, to everyday activities and travel. In 2016, Athleta launched Athleta Girl, mirroring its signature performance in styles for the next generation. In 2020, Athleta introduced its first sleep collection, expanded its offerings to include inclusive sizing, and launched franchise stores in the United Kingdom, expanding its reach and bringing the brand to new customers. In 2021, Athleta continued to expand its international presence by launching the Athleta website in Canada and opening the first stores in the Canadian market.

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
Intermix. In May 2021, the Company completed the divestiture of Intermix. We acquired Intermix in 2012.
Janie and Jack. In April 2021, the Company completed the divestiture of Janie and Jack. We acquired Janie and Jack in 2019.
Hill City. In January 2021, the Company closed the Hill City brand, which was launched in 2018.
The range of merchandise displayed in each store varies depending on the selling season and the size and location of the store. Stores are generally open seven days per week (where permitted by law) and most holidays.
We ended fiscal 2021 with 2,835 Company-operated stores and 564 franchise store locations. For more information on the number of stores by brand and region, see the table included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which frequent customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. In fiscal 2021, we launched a new integrated loyalty program across the U.S. and Puerto Rico to attract new customers and create enduring relationships by turning customers into lifelong loyalists. We are focused on increasing the lifetime value of our loyalty members through greater personalization. We anticipate that our integrated loyalty program will allow us to better leverage first party data and increase targeted promotions through personalization with targeted content, offers, and experiences. Although each brand expression has a different look and feel, customers can earn and redeem rewards across all of our purpose-led brands. All of our brands issue and redeem gift cards.
Product Development
We design, develop, market, and sell a wide range of apparel, footwear and accessories products reflecting a mix of basics and fashion items based on widely accepted fashion trends, striving to bring product to market quickly and provide unrivaled value to customers. We are committed to pursuing technology and product innovation that supports our sustainability efforts while also delivering great quality products to our customers. Our product teams research, test, and iterate each season to deliver the latest styles in fabrics and silhouettes that are made to last while remaining conscious of the types of materials being sourced and the suppliers they work with. More recently, we have accelerated the adoption of digital product creation capabilities which we believe will allow us to better innovate with suppliers and reduce product design and development timelines. We also leverage feedback and purchasing data from our customer database, along with market trend insight, to guide our product and merchandising decision-making.
Marketing and Advertising
We use a variety of marketing and advertising mediums to drive brand health, customer acquisition, and engagement. We leverage our growing customer database and respond to shopping behaviors and needs with personalized content across email, site, and digital media to drive relevance and urgency. Our diversified media mix spans traditional to digital to social media. We focus on productivity of demand generation investments to drive increased effectiveness.

Merchandise Vendors
We purchase private label and non-private label merchandise from over 250 vendors. Our vendors decreased compared to fiscal 2020 primarily due to the divestitures of Intermix and Janie and Jack. Our vendors have factories in approximately 25 countries. Our two largest vendors accounted for approximately 8 percent and 7 percent of the dollar amount of our total fiscal 2021 purchases. Of our merchandise purchased during fiscal 2021, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 33 percent of our fiscal 2021 purchases, by dollar value, were from factories in Vietnam. Approximately 16 percent of our fiscal 2021 purchases, by dollar value, were from factories in Indonesia. Product cost increases or events causing disruption of imports from Vietnam, Indonesia, or other foreign countries, including the imposition of additional import restrictions or taxes, vendors temporarily closing or potentially failing due to political, financial, or regulatory issues, public health crises such as the coronavirus disease ("COVID-19") pandemic, or supply chain disruptions, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. For additional information on risks related to our merchandise vendors, see the sections entitled "Risk Factors—Risks Related to Macroeconomic Conditions—The COVID-19 pandemic has and could continue to adversely affect our business and results of operations," “Risk Factors—Risks Related to Human Capital, Inventory and Supply Chain Management—Our business is subject to risks associated with global sourcing and manufacturing," "Risk Factors—Risks Related to Human Capital, Inventory and Supply Chain Management—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,” “Risk Factors—Risks Related to Operating a Global Business—Trade matters may disrupt our supply chain” and "Risk Factors—Risks Related to Operating a Global Business—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events" in Item 1A, Risk Factors, of this Form 10-K.
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
Trademarks and Service Marks
Old Navy, Gap, Gap Kids, babyGap, Gap Body, GapFit, Gap Teen, Banana Republic, and Athleta trademarks and service marks, and certain other trademarks and service marks, have been registered, or are the subject of pending trademark applications, with the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law.
Franchising
We have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta stores in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores that sell apparel and related products under our brand names. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Risks Related to Operating a Global Business—Our efforts to expand internationally may not be successful” and “Risk Factors—Risks Related to Operating a Global Business—Our franchise and licensing businesses are subject to certain risks not directly within our control that could impair the value of our brands” in Item 1A, Risk Factors, of this Form 10-K.

Inventory
The nature of the retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. For additional information on risks related to our inventory, see the sections entitled “Risk Factors—Risks Related to Our Brand Relevance and Brand Execution—We must successfully gauge apparel trends and changing consumer preferences to succeed,” "Risk Factors—Risks Related to Human Capital, Inventory and Supply Chain Management—If we are unable to manage our inventory effectively, our results of operations could be adversely affected" and "Risk Factors—Risks Related to Operating a Global Business—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events" in Item 1A, Risk Factors, of this Form 10-K.
Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. For additional information on risks related to competition, see the section entitled “Risk Factors—Risks Related to Competition—Our business is highly competitive” in Item 1A, Risk Factors, of this Form 10-K.
Human Capital
As of January 29, 2022, we had a workforce of approximately 97,000 employees. We also hire seasonal employees, primarily during the peak holiday selling season. As of January 29, 2022, approximately 81 percent of employees worked in retail locations, approximately 9 percent of employees worked in headquarters locations, and approximately 10 percent of employees worked in distribution centers. In addition, as of that date, approximately 81 percent of employees were located in the U.S. and approximately 19 percent of employees were located outside of the U.S., with a majority of those non-U.S. based employees located in Canada, Asia, and Europe.
We know that in order to remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, information technology, and other functions, as well as in our stores and distribution centers. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of key employees. We understand the importance of human capital and prioritize building talent; diversity, equity and inclusion; ensuring pay equity; gathering employee feedback; and protecting the health and safety of our employees, customers, and communities.
Building Talent. We invest in our employees through accessible resources and structured training programs that offer all employees opportunities for development. We create, manage or offer a large collection of courses for employees that cover a range of subjects such as goal setting, how to be an effective leader, situational leadership, unconscious bias and inclusive leadership, and effective communication. In addition, through a virtual platform, employees ranging from Manager to Vice President can connect with experienced coaches to receive customized guidance that takes into account each participant's unique situation. We also offer a LinkedIn Learning program providing employees with access to micro-courses on topics from strategic thinking and mental agility, to equality and belonging and communicating with confidence.

Diversity, Equity and Inclusion. We offer our employees extensive programs and resource groups that foster diversity and inclusion. In addition, we have established nine Company-wide commitments to foster racial justice. We are also committed to greater transparency and have publicly reported our global employee gender data and overall U.S. race and ethnicity data since 2007, and in fiscal 2021 we shared additional data on how our employees identify their race and ethnicity at stores, distribution and call centers and headquarters. In fiscal 2021, we also published our first dedicated Equality & Belonging Report to talk openly about our progress and the lessons we have learned along the way.
Pay Equity. Since 2014, we have conducted annual reviews of our pay data by gender, and in 2020, we began using an external firm to assess our pay data by race for all U.S. employees.
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
Health and Safety. Protecting the health and safety of our employees, customers and communities is a top priority. In 2020, we committed to evolving our health and safety practices in response to the COVID-19 pandemic as we safely reopened stores with a strategic plan to deliver a safe shopping experience for our communities. In 2021, we launched on-site COVID-19 vaccination clinics at certain U.S. distribution centers. We are committed to following strict safety protocols in our stores, offices and distribution centers based on recommendations from the Center for Disease Control and Prevention and the World Health Organization, as well as federal, state and local government mandates.
Human Capital Oversight. The Board of Directors and its Compensation and Management Development Committee oversee human capital issues. The Compensation and Management Development Committee has formal oversight over the Company's policies and strategies relating to its human capital management, including policies, processes and strategies relating to employee recruitment, retention and development of management resources; executive personnel appraisal, development and selection; talent management; workforce diversity; and compensation, workplace and employment practices, as outlined in its charter. The Committee regularly receives reports on talent, succession planning, and diversity and inclusion. On a quarterly basis, the Committee receives a talent dashboard with key metrics, including employee survey feedback and turnover information. The Committee engages periodically on compensation program design for all employees at all levels.
For additional information on risks related to our human capital management, see the section entitled “Risk Factors—Risks Related to Human Capital, Inventory and Supply Chain Management—Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely impact our results of operations” in Item 1A, Risk Factors, of this Form 10-K.
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

Available Information
We make available on our website (www.gapinc.com) under “Investors, Financial Information, SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.
Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Sustainability Committees) and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” Our Code of Business Conduct is available on our website under “Investors, Corporate Compliance, Code of Business Conduct.” Any waivers to the Code of Business Conduct will be publicly disclosed.
Environmental, Social, Governance ("ESG")
Information about our ESG efforts is available on our website (www.gapinc.com) under "Values, Sustainability, ESG Hub," which provides information on our public commitments, policies, social and environmental programs, sustainability strategy and ESG data. Also included are downloads of our reporting standards and frameworks: Sustainability Accounting Standards Board (SASB) and Global Reporting Index (GRI), and our Annual ESG report.
The information contained in, or referred to, on our website is not deemed to be incorporated into this Annual Report unless otherwise expressly noted.

Information about our Executive Officers
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Mark Breitbard, 54, President and Chief Executive Officer, Gap Brand effective September 2020; President and Chief Executive Officer, Specialty Brands from March 2020 to September 2020; President and Chief Executive Officer, Banana Republic from May 2017 to March 2020; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; and Executive Vice President, GapKids and babyGap from 2010 to 2011.
Nancy Green, 60, President and Chief Executive Officer, Old Navy effective October 2020; Interim Head of Old Navy from March 2020 to October 2020; President and Chief Creative Officer, Old Navy from August 2019 to March 2020; President and Chief Executive Officer, Athleta from April 2013 to August 2019; and various roles at the Company from 2009 to April 2013 including as Executive Vice President and Chief Creative Officer, Old Navy, from 2010 to 2012.
Julie Gruber, 56, Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary effective March 2020; Executive Vice President, Chief Legal, Compliance and Sustainability Officer, and Corporate Secretary from March 2020 to May 2021; Executive Vice President, Global General Counsel, Corporate Secretary and Chief Compliance Officer from February 2016 to March 2020; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to March 2015; and Associate General Counsel from 2003 to 2007.
Mary Beth Laughton, 45, President and Chief Executive Officer, Athleta effective October 2019; Executive Vice President, Omni Retail (US Stores & Digital), Sephora from October 2017 to October 2019; and Senior Vice President, Digital and Omnichannel, Sephora from February 2014 to October 2017.
Katrina O'Connell, 52, Executive Vice President and Chief Financial Officer effective March 2020; Chief Financial Officer and Senior Vice President of Strategy & Innovation, Old Navy from January 2017 to March 2020; and Chief Financial Officer and Senior Vice President of Strategy, Banana Republic from March 2015 to January 2017. Ms. O'Connell has previously held various roles at the Company focused on both financial budgeting and forecasting for the Company's portfolio of brands, as well as roles in supply chain, IT, treasury and investor relations.
Sheila Peters, 69, Executive Vice President and Chief People Officer effective March 2020; Senior Vice President, Human Resources, Talent and Communications from October 2016 to March 2020; Senior Vice President, Global Human Resources and Communications from February 2013 to October 2016; and Senior Vice President, Human Resources from July 2011 to February 2013.
Asheesh Saksena, 57, Chief Growth Officer effective January 2021; Senior Advisor to the Chief Executive Officer, Best Buy Co., Inc. from August 2020 to November 2020; President, Best Buy Health, Best Buy Co., Inc. from December 2018 to August 2020; Chief Strategic Growth Officer, Best Buy Co., Inc. from June 2016 to December 2018; and Executive Vice President, Chief Strategy Officer, Cox Communications, a wholly owned subsidiary of Cox Enterprises, Inc., from October 2011 to May 2016.
Sandra Stangl, 54, President and Chief Executive Officer, Banana Republic effective December 2020; Co-Founder and Chief Merchant, MINE (Pearl Design Co.) from February 2019 to November 2020; Co-President, Chief Merchandising and Business Development Officer, Restoration Hardware, Inc. from December 2017 to August 2018; Co-President, New Business Development, Restoration Hardware, Inc. from May 2017 to December 2017; and President, Pottery Barn Kids and Pottery Barn Teen, Williams-Sonoma, Inc. from 2013 to January 2017.

John Strain, 53, Chief Digital and Technology Officer effective October 2019; Senior Vice President, Industries, Retail and Consumer Goods, Salesforce from January 2019 to October 2019; Strategic Advisor and Interim Chief Digital Officer, Total Wine & More from March 2018 to December 2018; Executive Vice President; Chief Digital and Technology Officer, Williams-Sonoma, Inc. from July 2006 to September 2017; and Vice President, Information Technology, Gap Inc. from March 2004 to June 2006.
Sonia Syngal, 52, Chief Executive Officer effective March 2020; President and Chief Executive Officer, Old Navy from April 2016 to March 2020; Executive Vice President, Global Supply Chain and Product Operations from February 2015 to April 2016; and Executive Vice President, Global Supply Chain from November 2013 to January 2015. Since joining the Company in 2004, Ms. Syngal has served in key leadership and general management roles including Managing Director for the Company's Europe business, Senior Vice President for the Company's International division and Senior Vice President for the Company's International Outlet division. Prior to joining the Company, Sonia had a long career in Fortune 500 product companies, including Sun Microsystems where she led manufacturing operations, logistics and supply chain management, and at Ford Motor Co. where she held roles in product design, quality and manufacturing engineering.

Item 1A. Risk Factors.
Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including but not limited to the risks and uncertainties discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K. In addition, historical trends should not be used to anticipate results or trends in future periods. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. In such case, the market price of our common stock could decline.
Risks Related to Macroeconomic Conditions
The COVID-19 pandemic has and could continue to adversely affect our business and results of operations.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. The COVID-19 pandemic has adversely affected our business and results of operations and this adverse effect could continue.
As a result of the COVID-19 pandemic, and in response to government mandates or recommendations, as well as decisions we made to protect the health and safety of our employees, consumers and communities, in fiscal 2020, we temporarily closed a significant number of our stores globally and furloughed the majority of our store teams. While we began to safely reopen our temporarily closed stores in May 2020 and have since reopened most of our stores, we and our franchisees may face new store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods if the pandemic is not fully contained.
Further, consumer fears about becoming ill with COVID-19 may continue, which has and could continue to adversely affect traffic to our and our franchisees’ stores. Consumer spending generally has and may continue to be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession or inflationary pressures resulting from the COVID-19 pandemic. This may negatively impact sales at our stores and on our e-commerce platform, and through our franchise agreements. Furthermore, if sales do not meet expectations because of unexpected effects on consumer demand caused by the COVID-19 pandemic, the resulting surplus inventory may cause excessive markdowns and, therefore, lower than planned gross margins. Any significant reduction in consumer visits to, or spending at, our and our franchisees’ stores caused by the pandemic, and any decreased spending at stores or online caused by decreased consumer confidence and spending resulting from the pandemic, would adversely affect our sales and results of operations.
The COVID-19 pandemic also has significantly impacted our supply chain and may continue to do so if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Vessel, container and other transportation shortages, factory closures, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our and our franchisees' stores and distribution centers. These supply chain and logistics disruptions have impacted our inventory levels and net sales, particularly in the third and fourth quarters of fiscal 2021, and could impact our sales in future periods. These disruptions could also result in our receiving inventory after the intended selling season and therefore require us to take significant impairment charges on delayed inventory when it is finally received. We have also incurred in the third and fourth quarters of fiscal 2021 higher freight and other distribution costs, including air freight, to mitigate these delays, and we expect to continue incurring higher freight and distribution costs in fiscal 2022. Furthermore, in the event we experience negative impacts to pricing of certain components of our products resulting from the COVID-19 pandemic, there can be no assurance that consumers will accept such increases, which could adversely affect our results of operations.

As a result of the COVID-19 pandemic, including related governmental guidance or requirements, in 2020 we also closed many of our corporate offices and other facilities, including our corporate headquarters in San Francisco. Although we reopened our corporate offices and other facilities beginning in June 2020 and have implemented remote work or hybrid work policies for certain employees, we may face future closure requirements and other operational restrictions if the pandemic is not fully contained. These policies may also negatively impact productivity and cause other disruptions to our business.
We continue to monitor the latest developments regarding the COVID-19 pandemic and have made certain assumptions regarding the pandemic for purposes of our operating and financial projections. However, we are unable to accurately predict the full extent of the COVID-19 pandemic’s impact on our business and results of operations due to the uncertainty of future developments, including the duration and severity of the pandemic, the success of vaccination efforts, any resurgences of the virus or variants of the virus and the economic impacts of the pandemic, including recent inflationary pressures. Even in regions where we have experienced business recovery, the failure to fully contain the pandemic could result in those markets not recovering as quickly or at all, which could adversely affect our results of operations. The pandemic may also affect our business and results of operations in manners that are not presently known to us or that we do not presently consider to pose significant risks.
Global economic conditions and any related impact on consumer spending patterns could adversely affect our results of operations.
Our business is affected by global economic conditions and the related impact on levels of consumer spending worldwide. Some of the factors that may influence consumer spending patterns include high levels of unemployment, pandemics (such as the ongoing COVID-19 pandemic), extreme weather conditions and natural disasters, higher consumer debt levels, inflationary pressures (such as current inflation related to global supply chain disruptions), global geopolitical instability (such as the current conflict between Russia and Ukraine and related economic and other retaliatory measures taken by the United States, European Union and others), reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Consumer purchases of discretionary items, including our merchandise, generally decline during periods when disposable income is adversely affected or when there are inflationary pressures or economic uncertainty.
The uncertain state of the global economy continues to impact businesses around the world. Deteriorating economic conditions or geopolitical instability in any of the regions in which we and our franchisees sell our products could reduce consumer confidence and adversely impact consumer spending patterns, and thereby could adversely affect our sales and results of operations. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.
Recent inflationary pressures have increased the cost of energy and raw materials and may adversely affect our results of operations. If inflation continues to rise and further impact the cost of energy and raw materials, we may not be able to offset cost increases to our products through price adjustments without negatively impacting consumer demand, which could adversely affect our sales and results of operations.

Risks Related to Our Brand Relevance and Brand Execution
We must successfully gauge apparel trends and changing consumer preferences to succeed.
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products, and supply chain disruptions may lead to prolonged delays in receiving inventory. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, or fail to execute trends and deliver products to the market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our results of operations.
We must maintain our reputation and brand image.
Our brands have wide recognition, and our success has been due in large part to our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. Our continued success depends in part on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Even if we react appropriately to negative posts or comments about us and/or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Customer sentiment could also be shaped by our partnerships with artists, athletes and other public figures. Failure to maintain, enhance and protect our brand image could adversely affect our business and results of operations.
Our brand image and reputation may also depend on our environmental, social and governance ("ESG") policies, priorities and commitments and related design, sourcing and operations decisions. These risks may include any increased public focus, including by governmental and nongovernmental organizations, on these matters. These risks may also include increased pressure to expand our disclosures in these areas, make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks. Our failure to achieve progress on our stated commitments, targets or goals on a timely basis, or at all, could adversely affect our brand image and reputation.
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
•developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying demographics and tastes;
•purchasing and stocking merchandise to match seasonal weather patterns, and our ability to react to shifts in weather that impact consumer demand;
•sourcing and allocating merchandise efficiently; and

•improving the effectiveness and efficiency of our processes in order to deliver cost savings to fund growth.
If we or our franchisees are not able to respond effectively to competitive pressures, changes in retail markets or customer expectations in the United States or internationally, our results of operations would be adversely affected.
Risks Related to Strategic Transactions and Investments
We may engage in or seek to engage in strategic transactions, such as acquisitions, divestitures and other dispositions, that are subject to various risks and uncertainties, which could disrupt or adversely affect our business.
We may engage in or seek to engage in strategic transactions, such as acquisitions, divestitures or other dispositions, which we may not be able to complete on anticipated terms or time frames or at all, or which may not generate some or all of the strategic, financial, operational or other benefits we expect to realize from such transactions on such anticipated time frames or at all. In addition, these transactions may be complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment, market conditions, the retail industry or political conditions may affect our ability to complete such transactions. In addition, the process of completing these transactions may be time-consuming and involve significant costs and expenses, which may be significantly higher than what we anticipate and may not yield a benefit if the transactions are not completed successfully, and executing these transactions may require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect our results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees and/or attracting and retaining customers during the pendency or following the completion of any of these transactions, which could harm our business.
In particular, in 2021 we divested our Janie and Jack and Intermix brands and reached agreements to transfer our European business to a franchise model. We also acquired two technology companies in 2021. We incurred costs and expenses in connection with these transactions and may incur such costs and expenses in connection with future strategic reviews, which will require significant attention from our senior management and employees. Executing any transactions resulting from future strategic reviews will be time-consuming, will involve additional costs and expenses, which may be significant, and may result in difficulties attracting, retaining and motivating employees, which could harm our business and adversely affect our results of operations.
Our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate.
One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives involve significant investments in information technology ("IT") systems, data science and artificial intelligence initiatives, and significant operational changes. Our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our customer, digital, and omni-channel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our results of operations would be adversely affected.

Risks Related to Human Capital, Inventory and Supply Chain Management
Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our results of operations.
Our business and future success depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, executing our strategic initiatives, including our technology and supply chain initiatives, has required and may require in the future that we hire and/or develop employees with appropriate and specialized experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high. Furthermore, we have experienced a shortage of labor for field and distribution center positions, including due to concerns around COVID-19 and other factors, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel for these and other positions in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates and competitive wage pressures, minimum wage legislation, and overtime and paid leave regulations. Additionally, changes to our office environments, the adoption of new work models, and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees.
If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted. In addition, the loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could adversely affect our business. In 2019 and 2020, we made significant changes to our executive leadership team. The effectiveness of our leaders, and any further transition, could adversely affect our results of operations.
If we are unable to manage our inventory effectively, our results of operations could be adversely affected.
Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season, and supply chain delays may increase lead times. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, including due to the impact of current economic conditions (including due to inflationary pressures, political instability or the impacts of the COVID-19 pandemic) on consumer demand, too much inventory may cause excessive markdowns and, therefore, lower-than-planned gross margins. Conversely, if we underestimate or are unable to satisfy consumer demand for our products, including due to increasing consumer demand in areas where the impacts of the COVID-19 pandemic decrease or supply chain disruptions that result in delayed inventory, we may experience inventory shortages, which could result in lower than anticipated sales, delayed shipments to customers and negative impacts on consumer relationships and brand loyalty, which could adversely affect our results of operations.

We have key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including vendor fabric platforming, product demand testing, and in-season rapid response to demand. We are also developing additional capabilities to analyze customer behavior and demand, which we believe will allow us to better localize assortment and improve store-level allocations, such as size allocation, to further tailor our assortments to customer needs and increase sell-through. Further, we are leveraging technology and data science to digitize product creation, integrate with our consolidated vendor base, and further optimize our product-to-market processes and supply chain which we anticipate will enhance our in-season responsiveness and reduce our exposure to fashion volatility. These initiatives and additional capabilities involve significant changes to our inventory management systems and processes. If we are unable to implement these initiatives and integrate these additional capabilities successfully, we may not realize the return on our investments that we anticipate, and our results of operations could be adversely affected.
Our business is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.
If we experience significant increases in demand or need to replace an existing vendor, including due to factory closures and labor shortages in the countries where our vendors are located, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us in order to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruption, or increased costs in the manufacture of our products could result in lower than anticipated sales. In addition, certain countries represent a larger portion of our global sourcing. For example, in fiscal 2021, approximately 33 percent and 16 percent of our merchandise, by dollar value, was purchased from factories in Vietnam and Indonesia, respectively. Delays in production and added costs in Vietnam or Indonesia have and could continue to adversely affect our results of operations.
Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Increases in transportation costs and/or delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, port and infrastructure congestion, public health emergencies, social unrest, changes in local economic conditions, political upheavals, or other factors, and costs and delays associated with transitioning between vendors, could adversely affect our results of operations. Operating or manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our gross margins. In addition, the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products (including due to inflationary pressures, political instability, and/or regulation of energy inputs and greenhouse gas emissions) can adversely affect our gross margins.
If our vendors, or any raw material suppliers on which our vendors rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions, such as the ongoing COVID-19 pandemic, or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our results of operations.

Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business.
We purchase merchandise from third-party vendors in many different countries, and we require those vendors to adhere to a Code of Vendor Conduct, which includes anti-corruption, environmental, labor, health, and safety standards. From time to time, our vendors and their suppliers may not be in compliance with these standards or applicable local laws. Although we have implemented policies and procedures to facilitate our compliance with laws and regulations relating to doing business in foreign markets and importing merchandise from and into various countries, there can be no assurance that our vendors and their suppliers and other third parties with whom we do business will not violate such laws and regulations or our policies. Significant or continuing noncompliance with such standards and laws by one or more vendors, suppliers or other third parties could subject us to liability, and could adversely affect our reputation, business and results of operations.
Risks Related to Data Privacy and Cybersecurity
We are subject to data and security risks, which could adversely affect our results of operations and consumer confidence in our security measures.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches and vulnerabilities could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks, such as phishing and ransomware attacks, which have emerged as particularly prominent. While we train our employees to identify these and other security threats as part of our security efforts, this training cannot be completely effective. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with personal or confidential information. In addition, even if we take appropriate measures to safeguard our information security and privacy environment from security breaches and vulnerabilities, we could still expose our customers and our business to risk. Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyberattacks and address vulnerabilities may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. In addition, the global regulatory environment surrounding information security, cybersecurity, and data privacy is increasingly demanding, and we are required to comply with new and constantly evolving laws, such as the European Union’s General Data Protection Regulation (GDPR), the California Consumer Privacy Act, the California Privacy Rights Act and the Virginia Consumer Data Protection Act, each of which gives customers the right to control how their personal information is collected, used and retained. Our failure to comply with these and other data privacy laws or to secure personal or confidential information could result in significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could adversely affect our results of operations and our reputation.

Failures of, or updates or changes to, our IT systems may disrupt operations.
We maintain a complex technology platform consisting of both legacy and modern systems, and we also increasingly rely on third party providers for public cloud infrastructure that powers our e-commerce platform and other systems. Our owned and operated systems require continual maintenance, upgrades and changes, some of which are significant. Upgrades may involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of the inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions, and believe we are taking appropriate steps to mitigate these risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third party vendors supplying or supporting our IT initiatives. However, there can be no assurance that we will successfully maintain or launch these systems as planned or that they will be implemented without disruptions to our operations. IT system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could disrupt our operations and therefore adversely affect our results of operations. While the uptime, performance, and security of our third party public cloud infrastructure providers are generally equal to or better than our own systems, as we continue to move to their platforms, our reliance on third parties means that any downtime or security issues they experience poses a greater risk of a single point of failure. Any failure by our third party providers could disrupt our operations and therefore adversely affect our results of operations.
Risks Related to Operating a Global Business
Our efforts to expand internationally may not be successful.
Our current business strategies include pursuing selective international expansion in a number of countries around the world through a number of channels. This includes our franchisees opening additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, regulatory, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in many of these locations and, as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our results of operations could be adversely affected.
Our franchise and licensing businesses are subject to certain risks not directly within our control that could impair the value of our brands.
We have entered into franchise agreements with unaffiliated franchisees to operate stores and websites in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We have also entered into licensing agreements with unaffiliated licensees to sell products using our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in international markets, the demand for new product categories (such as our Gap Home collection at Walmart) and our ability to successfully identify appropriate third parties to act as franchisees, licensees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as franchisee and licensee financial stability and the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Other risks that may affect these third parties include general economic conditions in specific countries or markets, foreign exchange rates, changes in diplomatic and trade relationships, restrictions on the transfer of funds, and political instability. Moreover, while the franchise and licensing agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores or websites or sell our branded products in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee or licensee, could adversely affect our results of operations and our reputation.

Trade matters may disrupt our supply chain.
Trade restrictions, including more stringent tariffs or quotas, embargoes, safeguards, and customs restrictions against apparel items, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, could increase the cost or reduce the supply of apparel available to us and adversely affect our business, financial condition and results of operations. We cannot predict whether any of the countries in which our merchandise currently is manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States or other countries, including the likelihood, type, or effect of any such restrictions. For example, the current political landscape, including with respect to U.S.-China relations, and recent tariffs and bans imposed by the United States and other countries (such as the Uyghur Forced Labor Prevention Act) has introduced greater uncertainty with respect to future tax and trade regulations. In addition, we face the possibility of anti-dumping or countervailing duties lawsuits from U.S. domestic producers. We are unable to determine the impact of the changes to the quota system or the impact that potential tariff lawsuits could have on our global sourcing operations. Our sourcing operations may be adversely affected by trade limits or political and financial instability, resulting in the disruption of trade from exporting countries, significant fluctuations in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, or other trade disruptions. Changes in tax policy or trade regulations, such as the imposition of new tariffs on imported products, could adversely affect our business and results of operations.
Our business is exposed to the risks of foreign currency exchange rate fluctuations and our hedging strategies may not be effective in mitigating those risks.
We are exposed to foreign currency exchange rate risk with respect to our sales, operating expenses, profits, assets, and liabilities generated or incurred in foreign currencies as well as inventory purchases in U.S. dollars for our foreign subsidiaries. Although we use financial instruments to hedge certain foreign currency risks, these measures may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and results of operations.
We experience fluctuations in our comparable sales and margins, which could adversely affect the market price of our common stock, our credit ratings and our liquidity.
Our success depends in part on our ability to grow sales and improve margins. A variety of factors affect comparable sales and/or margins, including but not limited to apparel trends, competition, current economic conditions (including due to inflationary pressures, political instability or the impacts of the COVID-19 pandemic), the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of our marketing programs (including our loyalty program), supply chain disruptions and transitory costs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from financial market expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. In fiscal 2021, our reported quarterly comparable sales have ranged from a high of 28 percent in the first quarter of fiscal 2021 to a low of negative 1 percent in the third quarter of fiscal 2021. Over the past five fiscal years, our reported gross margins have ranged from a high of 39.8 percent in fiscal 2021 to a low of 34.1 percent in fiscal 2020. In addition, over the past five fiscal years, our reported operating margins have ranged from a high of 9.3 percent in fiscal 2017 to a low of negative 6.2 percent in fiscal 2020.
Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and apparel trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our broad and diverse customer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance. Fluctuations in our comparable sales and margins or failure to meet financial market expectations in one or more future periods could reduce the market price of our common stock, cause our credit ratings to decline, and negatively impact our liquidity.

Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, wildfires, and other extreme weather conditions; unforeseen public health crises, such as pandemics and epidemics (including, for example, the ongoing COVID-19 pandemic); political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events or disasters occurring in or impacting the areas in which our stores, distribution centers, corporate offices or our vendors’ manufacturing facilities are located, whether occurring in the United States or internationally, could disrupt our, our franchisees' and our vendors' operations. Additionally, climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, and the physical changes prompted by climate change could result in increased regulation or changes in consumer preferences. While we consider these types of catastrophic events as part of our disaster recovery and business continuity planning, our planning may not be sufficient in all instances.
In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. These types of events could also negatively impact consumer spending in the impacted regions or, depending upon the severity, globally. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our business and results of operations could be adversely affected.
In February 2022, in response to the military conflict between Russia and Ukraine, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impact of the conflict and any resulting bans, sanctions and boycotts on our business is uncertain at the current time due to the fluid nature of the conflict as it is unfolding. The potential impacts could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We have a small franchise and distribution business in Russia and Ukraine. Although our operations in Russia and Ukraine are not significant, we do not and cannot know if the conflict, which is unfolding in real-time, could escalate and result in broader economic and security concerns which could adversely affect our business, financial condition or results of operations.
The market for real estate is competitive.
Our ability to effectively obtain real estate to open new stores, distribution centers, and corporate offices nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification of an existing store lease. Since the beginning of fiscal 2020, in connection with our Power Plan strategy, we have closed hundreds of Gap and Banana Republic stores in North America. Failure to secure adequate new locations, successfully modify or exit existing locations, or effectively manage the profitability of our existing fleet of stores, could adversely affect our results of operations.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to exercise lease options and renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, and could adversely affect our financial condition or results of operations.

We are subject to various proceedings, lawsuits, disputes, and claims from time to time, which could adversely affect our business, financial condition and results of operations.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. We are also currently party to Actions with certain landlords related to our decision to suspend rent payments earlier in the COVID-19 pandemic as a result of government and public health authority orders, mandates, guidelines and recommendations. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some may be covered in part by insurance. We cannot predict with assurance the outcome of Actions brought against us. Additionally, defending against Actions may involve significant expense and diversion of management's attention and resources. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. An unfavorable outcome could adversely affect our business, financial condition and results of operations.
Risks Related to Governmental and Regulatory Changes
Failure to comply with applicable laws and regulations, and changes in the regulatory or administrative landscape, could adversely affect our business, financial condition and results of operations.
Laws and regulations at the local, state, federal, and international levels frequently change, and the ultimate cost of compliance cannot be precisely estimated. In addition, we cannot predict with assurance the impact that may result from changes in the regulatory or administrative landscape. While our policies are designed to comply with all applicable laws and regulations, such laws and regulations are complex and often subject to differing interpretations, which can lead to unintentional or unknown instances of non-compliance.
Our failure to comply with applicable laws and regulations, and any changes in laws or regulations, the imposition of additional laws or regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, anti-corruption, trade, product safety, transportation and logistics, health care, tax, cybersecurity, privacy, operations, or environmental issues, among others, could adversely affect our business, financial condition and results of operations.
Risks Related to Our Credit Card Arrangement
Reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our results of operations and financial condition.
A third party, Synchrony Financial (“Synchrony”), currently owns and services our portfolios of private label credit card and co-branded programs for our Gap, Old Navy, Banana Republic and Athleta brands and another third party, Barclays PLC ("Barclays"), is expected to acquire those credit card portfolios during the second quarter of fiscal 2022. Our agreement with Synchrony provides for certain payments to be made by Synchrony to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Synchrony is dependent upon a number of factors, including the level of sales on private label and co-branded accounts, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Synchrony’s ability to extend credit to our customers, as well as the cost of customer rewards programs. Our agreement with Barclays is expected to be largely similar to our current agreement with Synchrony. All of these factors can vary based on changes in federal and state credit card, banking, and commercial protection laws. The factors affecting the income and cash flow that we receive from our credit card arrangement can also vary based on a variety of economic, legal, social, and other factors (for example, the impact of the ongoing COVID-19 pandemic) that we cannot control. If the income and cash flow that we receive from our credit card arrangement decreases significantly, our results of operations and financial condition could be adversely affected.

Risks Relating to Our Indebtedness and Credit Profile
On May 7, 2020, we entered into a third amended and restated senior secured asset-based revolving credit agreement (the "ABL Facility") in an initial aggregate principal amount of $1.8675 billion. On September 27, 2021, we issued $750 million aggregate principal amount of 3.625 percent Senior Notes due 2029 (the "2029 Senior Notes") and $750 million aggregate principal amount of 3.875 percent Senior Notes due 2031 (the "2031 Senior Notes" and, with the 2029 Senior Notes, the "Senior Notes"). We used the proceeds from the offering of the Senior Notes and cash on hand to purchase or redeem all of our previously outstanding senior secured notes. As a result, we are subject to risks relating to our indebtedness, including the following risks.
See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for disclosures on our debt and credit facilities.
Our level of indebtedness may adversely affect our ability to operate and expand our business.
We have a significant amount of indebtedness. As of January 29, 2022, the aggregate principal amount of our total outstanding indebtedness was $1.5 billion, all of which consisted of indebtedness under the Senior Notes. As of January 29, 2022, we had $1.8675 billion in principal amount of undrawn commitments available for additional borrowings under the ABL Facility, subject to borrowing base availability. On February 9, 2022, we borrowed $350 million under the ABL Facility and had $1.5175 billion in principal amount of undrawn commitments available for additional borrowings, subject to borrowing base availability.
Our high level of indebtedness could impact our business in the following ways:
•make it more difficult for us to satisfy our debt obligations, including with respect to the Senior Notes;
•increase our vulnerability to general adverse economic and external conditions, including the ongoing COVID-19 pandemic and inflationary pressures;
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
•expose us to the risk of increased interest rates for borrowings under the ABL Facility, which bear interest at a variable rate;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to adjust to changing market conditions.
Any of these risks could impact our ability to operate and expand our business, which could adversely affect our business, financial condition and results of operations. Furthermore, we may in the future incur additional indebtedness, which could intensify these risks and make it more difficult for us to satisfy our obligations under our indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
We are required to dedicate a substantial portion of any cash flows from operations to the payment of interest and principal under our indebtedness. We generated net cash from operating activities of $809 million in fiscal 2021 and ended fiscal 2021 with $877 million of cash and cash equivalents on our balance sheet.

Our ability to make scheduled payments on our indebtedness depends upon our future operating performance and on our ability to generate cash flows in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control, including the impact of the ongoing COVID-19 pandemic. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our debt service obligations and other liquidity needs.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity financing or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures (including due to restrictions in our indebtedness agreements), if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations.
If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, could terminate their commitments to loan money to us and could foreclose against any assets securing our indebtedness, and we could be forced into bankruptcy or liquidation.
Covenants in the ABL Facility may restrict our business and could limit our ability to implement our business plan.
The ABL Facility includes covenants restricting, among other things, our ability to do the following under certain circumstances:
•grant or incur liens;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•make investments in certain subsidiaries;
•pay dividends, make distributions or redeem or repurchase capital stock; and
•consolidate or merge with or into, or sell substantially all of our assets to another entity.
Compliance with these and the other covenants in the ABL Facility may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. We cannot assure you that we will be able to comply with our financial or other covenants under the ABL Facility or that any covenant violations would be waived in the future. Any violation that is not waived could result in an event of default and, as a result, our lenders under the ABL Facility could declare all outstanding principal and interest to be due and payable, could suspend commitments to make any advances or could require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could adversely affect our business, financial condition and results of operations.
Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our business and financial condition.
We currently have corporate credit ratings of BB with a positive outlook from Standard & Poor's and Ba2 with a positive outlook from Moody’s. Any reduction in our credit ratings could result in reduced access to the credit and capital markets, more restrictive covenants in future financing documents and higher interest costs, and potentially increased lease or hedging costs. In addition, market conditions such as increased volatility or disruption in the credit markets, including the recent volatility due, in part, to the ongoing COVID-19 pandemic, could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have Company-operated stores in the United States, Canada, Japan, Italy, China, Taiwan, and Mexico. In fiscal 2021, we signed an agreement with a third party to operate Gap Italy stores as a franchise partner beginning in fiscal 2022. As of January 29, 2022, we had 2,835 Company-operated stores, which aggregated to approximately 33.3 million square feet. Almost all of these stores are leased, typically with one or more renewal options after the initial term. Terms vary by type and location of store.
We own approximately 1.2 million square feet of corporate office space located in San Francisco, Pleasanton, and Rocklin, California. We lease approximately 0.6 million square feet of corporate office space located in: San Francisco, Los Angeles and Rocklin, California; New York and Brooklyn, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 9.3 million square feet of distribution space located in: Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Rugby, England. We also began construction on distribution centers in Longview, Texas and London, Ontario, Canada in fiscal 2021, with estimated occupancy in fiscal 2022 and fiscal 2024, respectively. We lease approximately 1.2 million square feet of distribution space located in: Shanghai, China; Phoenix, Arizona; and Erlanger and Hebron, Kentucky. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan and Hong Kong, China.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange under the symbol "GPS". Our website is www.gapinc.com. The number of holders of record of our stock as of March 9, 2022 was 5,623.
During fiscal 2020, the Company deferred the record and payment date of its previously announced first quarter dividend of $0.2425 per share and suspended the Company's quarterly dividend for the remainder of fiscal year 2020. The dividend was paid on April 28, 2021 to shareholders of record at the close of business on April 7, 2021. The Company resumed its quarterly dividend in fiscal 2021 and paid a quarterly dividend of $0.12 for each of the second, third, and fourth quarters of fiscal 2021. See "Liquidity and Capital Resources" included in Item 7, Management's Discussion and Analysis, of this Form 10-K for more information on dividends.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended January 29, 2022 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (October 31 - November 27)	878,643	$24.60	878,643	$ 651 million
Month #2 (November 28 - January 1)	2,006,511	$17.02	2,006,511	$ 617 million
Month #3 (January 2 - January 29)	1,014,000	$17.60	1,014,000	$ 599 million
Total	3,899,154	$18.88	3,899,154
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
(2)In February 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Stock Performance Graph
The graph below compares our cumulative total stockholder return on our common stock for the five-year period ended January 29, 2022, with the cumulative total returns of (i) the S&P 500 Index and (ii) the Dow Jones U.S. Apparel Retailers Index. The total stockholder return for our common stock assumes reinvestment of any dividends paid.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 1/28/2017)

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
01/28/17
02/03/18
02/02/19
02/01/20
01/30/21
01/29/22
The Gap, Inc.
S&P 500
Dow Jones U.S. Apparel Retailers

Total Return Analysis

	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022
The Gap, Inc.	$100.00	$147.14	$118.59	$86.93	$101.11	$90.79
S&P 500	$100.00	$126.41	$123.48	$150.26	$176.18	$217.21
Dow Jones U.S. Apparel Retailers	$100.00	$113.82	$123.70	$137.88	$147.41	$163.17
Source: Research Data Group, Inc.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We have Company-operated stores in the United States, Canada, Japan, Italy, China, Taiwan, and Mexico. In fiscal 2021, we signed an agreement with a third party to operate Gap Italy stores as a franchise partner beginning in fiscal 2022. Our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
Overview
We unveiled our Power Plan strategy during fiscal 2020, which reflects long-term plans to strengthen the Company and pave the foundation for sustainable growth. Since then, we have focused on our key initiatives, including growing Old Navy and Athleta, repositioning and transforming Gap and Banana Republic, and scaling strategic partnerships to amplify our brands across product categories, markets, and channels. Each of our purpose-led, lifestyle brands are finding new and relevant ways to expand customer reach. Since the beginning of fiscal 2021, we have executed on this strategy in various ways such as launching Gap Home at Walmart, and BODEQUALITY at Old Navy. We also launched AthletaWell, an immersive digital health and wellness platform designed to build loyalty, engagement, and a community of empowered women. Additionally, we launched the Athleta website in Canada and opened the first Athleta stores in the Canadian market in fiscal 2021.
In order to attract new customers and create enduring relationships by turning customers into lifelong loyalists, we launched a new integrated loyalty program across the U.S. and Puerto Rico. We also entered into agreements with Barclays and Mastercard relating to a new long-term credit card program that is expected to begin in the second quarter of fiscal 2022. Accordingly, our private label credit card program with Synchrony Financial will be discontinued upon the launch of the new long-term credit card program.
During the second half of fiscal 2021, global supply chain disruption, including COVID-19 related factory closures and increased port congestion, caused significant product delays resulting in brands being unable to fully meet customer demand. The Company continues to work with its suppliers to minimize the ongoing disruption and has employed increased air freight and port diversification. While the supply chain disruption resulted in lost sales in fiscal 2021 due to constrained inventory, and increased air freight expenses, we have prioritized increased investments in technology to build out our digital and supply chain capabilities and are beginning to optimize manufacturing which includes proximate sourcing and digital product creation. These investments are intended to drive automation, speed, and efficiency within our fulfillment network to help mitigate future disruption.

We implemented actions during fiscal 2021 to reduce our interest on long-term notes. On September 27, 2021, the Company completed the issuance of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the "Senior Notes") in an aggregate principal amount of $1.5 billion. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the 8.375 percent senior secured notes due 2023 (the "2023 Notes"), 8.625 percent senior secured notes due 2025 (the "2025 Notes"), and 8.875 percent senior secured Notes due 2027 (the "2027 Notes") (the 2023 Notes, the 2025 Notes, and the 2027 Notes, collectively, the "Secured Notes"). On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. In conjunction with these transactions, we incurred a loss on extinguishment of debt of $325 million, which was recorded on the Consolidated Statement of Operations and primarily consisted of tender premiums, make-whole premiums, and unamortized debt issuance costs relating to the Secured Notes. See Note 6 of Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for further details related to our debt and credit facilities.
In line with our strategic review of our operating model in Europe, we completed the transition of our Gap France operations to Hermione People & Brands to operate Gap France stores as a franchise partner in the third quarter of fiscal 2021 and signed an agreement with OVS to operate Gap Italy stores as a franchise partner beginning in fiscal 2022. In addition, we entered into a joint venture agreement in September 2021 with Next Plc ("Next") where the joint venture will serve the United Kingdom and Ireland as a franchise partner beginning in early 2022. We believe these transformations of our European business model will streamline our operations by using strong local partnerships to grow our brands and amplify our reach. As a result of these strategic changes, we incurred net pre-tax costs of $41 million during the fiscal year ended January 29, 2022, primarily consisting of employee and lease costs related to the closure of the Company-operated stores in the United Kingdom and Ireland. These costs were recorded within cost of goods sold and occupancy expenses and operating expenses on the Consolidated Statement of Operations.
We continued strengthening the power of our platform through strategic investments in our digital, loyalty, and supply chain capabilities. During fiscal 2021, we acquired two technology companies, CB4 and Drapr, that we believe will add data and science to the way we work and enhance the customer shopping experience while also streamlining operations. See Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for further details about the Company’s acquisitions.
As part of a strategic review of the Company's brands and businesses, we made the decision to divest the Janie and Jack and Intermix brands. The divestiture of Janie and Jack was completed on April 8, 2021. The divestiture of Intermix was completed on May 21, 2021. We believe these divestitures will allow the Company to prioritize its strategic focus and resources on growing our four purpose-led, lifestyle brands. We recognized a pre-tax loss of $59 million within operating expenses on the Consolidated Statement of Operations during fiscal 2021 in conjunction with these transactions. See Note 17 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for further details about the Company’s divestitures.
The Company remains focused on our plans to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of January 29, 2022, we have closed, net of openings, 250 Gap and Banana Republic stores in North America since the beginning of fiscal 2020. The majority of the selected stores had leases that expired in fiscal 2020 and fiscal 2021, which allowed us to exit underperforming stores with a minimal net impact to our Consolidated Statement of Operations.

In January 2022, Gap brand announced the global launch of its first collection of non-fungible tokens ("NFT") to bring its brand and iconic product to new and existing customers in a rapidly evolving digital ecosystem. Additional digital experiences are planned in the future to continue to engage customers in a digitally-led world.
We remain focused on the following strategic priorities in the near term:
•creating product that offers value to our customers through a combination of fit, quality, brand and price;
•investing in our four purpose-led lifestyle brands to drive relevance and gain market share;
•growing our online business;
•reducing our fixed cost structure to fuel demand generation investments;
•leveraging our scale to navigate constraints in supply chain;
•managing inventory to support a healthy merchandise margin;
•rationalizing the Gap and Banana Republic store fleet;
•prioritizing asset-light growth through licensing, online, and franchise partnerships globally;
•attracting and retaining strong talent in our businesses and functions; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.
We believe focusing on these priorities in the near term will propel the Company to execute against its Power Plan strategy, including leveraging:
•The Power of its Brands, reflected by the Company’s four purpose-led, lifestyle brands: Old Navy, Gap, Banana Republic and Athleta;
•The Power of its Portfolio, which enables growth synergies across key customer categories; and
•The Power of its Platform, which leverages the Company’s powerful platform to both enable growth, such as through competitive omni-channel capabilities, as well as cost synergies, fueled by its scaled operations.
We identify our operating segments according to how our business activities are managed and evaluated. As of January 29, 2022, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, and Athleta. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and, therefore, the results of our operating segments are aggregated into one reportable segment.
Financial results for fiscal 2021 are as follows:
•Net sales for fiscal 2021 increased 21 percent to $16.7 billion compared with $13.8 billion for fiscal 2020.
•Online sales for fiscal 2021 increased 2 percent compared with fiscal 2020 and store sales for fiscal 2021 increased 36 percent compared with fiscal 2020.
•Gross profit for fiscal 2021 was $6.6 billion compared with $4.7 billion for fiscal 2020. Gross margin for fiscal 2021 was 39.8 percent compared with 34.1 percent for fiscal 2020.
•Operating income for fiscal 2021 was $810 million compared with operating loss of $(862) million for fiscal 2020.
•We incurred a loss on extinguishment of debt of $325 million during fiscal 2021, primarily related to the tender premiums, make-whole premiums, and unamortized debt issuance costs of the Secured Notes.
•Effective tax rate for fiscal 2021 was 20.7 percent compared with 39.7 percent for fiscal 2020.
•Net income for fiscal 2021 was $256 million compared with net loss of $(665) million for fiscal 2020.
•Diluted earnings per share was $0.67 for fiscal 2021 compared with diluted loss per share of $(1.78) for fiscal 2020.

Results of Operations
Net Sales
See Note 3 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through online channels. The calculation of Gap Inc. Comp Sales excludes the results of the franchise business. Gap Inc. Comp Sales included the results of Hill City, Janie and Jack, and Intermix until the respective closure and divestitures of those brands in fiscal 2020 and fiscal 2021.
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
For the fifty-two weeks ended January 29, 2022, any stores temporarily closed for more than three days as a result of the COVID-19 pandemic were excluded from the Comp Sales calculations. After stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation for each period.
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

52 Weeks Ended
January 29, 2022
Old Navy Global	—%
Gap Global	8%
Banana Republic Global	24%
Athleta	12%
The Gap, Inc.	6%

Store count, openings, closings, and square footage for our stores are as follows:

	January 30, 2021	Fiscal 2021		January 29, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	44	12	1,252	20.1
Gap North America	556	2	38	520	5.5
Gap Asia	340	12	23	329	2.8
Gap Europe (1)	117	1	86	11	0.1
Banana Republic North America	471	2	27	446	3.7
Banana Republic Asia	47	6	3	50	0.2
Athleta North America	199	30	2	227	0.9
Intermix North America (2)	31	—	—	—	—
Janie and Jack North America (2)	119	—	—	—	—
Company-operated stores total	3,100	97	191	2,835	33.3
Franchise (1)	615	78	150	564	N/A
Total	3,715	175	341	3,399	33.3
Decrease over prior year				(8.5)%	(3.8)%

	February 1, 2020	Fiscal 2020		January 30, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,207	32	19	1,220	19.6
Old Navy Asia	17	—	17	—	—
Gap North America	675	2	121	556	5.8
Gap Asia	358	16	34	340	2.9
Gap Europe	137	4	24	117	1.0
Banana Republic North America	541	3	73	471	4.0
Banana Republic Asia	48	5	6	47	0.2
Athleta North America	190	11	2	199	0.8
Intermix North America	33	—	2	31	0.1
Janie and Jack North America	139	—	20	119	0.2
Company-operated stores total	3,345	73	318	3,100	34.6
Franchise	574	67	26	615	N/A
Total	3,919	140	344	3,715	34.6
Decrease over prior year				(5.2)%	(6.5)%
__________
(1)The 21 Gap France stores that were transitioned to Hermione People & Brands during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes these stores and the ending balance for Franchise includes these stores.
(2)On April 8, 2021, the Company completed the divestiture of the Janie and Jack brand. On May 21, 2021, the Company completed the divestiture of the Intermix business. The 150 stores divested are not included as store closures or in the ending balance for fiscal 2021.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales Discussion
Our net sales for fiscal 2021 increased $2.9 billion, or 21 percent, compared with fiscal 2020, driven primarily by temporary closures across our fleet during fiscal 2020 due to the COVID-19 pandemic, as well as a favorable impact of foreign exchange of $93 million; partially offset by supply chain disruptions that constrained inventory and negatively impacted sales in the second half of fiscal 2021. The foreign exchange impact is the translation impact if net sales for fiscal 2020 were translated at exchange rates applicable during fiscal 2021.
Our net sales for fiscal 2020 decreased $2.6 billion, or 16 percent, compared with fiscal 2019, reflecting a 39 percent decline in store sales, partially offset by a 54 percent increase in online sales. The decrease in net sales was primarily driven by mandatory store closures and stay-at-home restrictions related to the COVID-19 pandemic as well as permanent store closures as a result of our strategic store rationalization initiatives for Gap Global and Banana Republic Global.
Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2021	2020	2019
Cost of goods sold and occupancy expenses	$10,033	$9,095	$10,250
Gross profit	$6,637	$4,705	$6,133
Cost of goods sold and occupancy expenses as a percentage of net sales	60.2%	65.9%	62.6%
Gross margin	39.8%	34.1%	37.4%
Cost of goods sold and occupancy expenses decreased 5.7 percentage points as a percentage of net sales in fiscal 2021 compared with fiscal 2020.
•Cost of goods sold decreased 3.1 percentage points as a percentage of net sales in fiscal 2021 compared with fiscal 2020, primarily due to lower promotional activity, a decrease in online shipping costs due to lower ship-from-store fulfillment, and higher inventory impairment recognized during fiscal 2020 due to the COVID-19 pandemic; partially offset by higher air freight costs especially in the fourth quarter of fiscal 2021.
•Occupancy expenses decreased 2.6 percentage points as a percentage of net sales in fiscal 2021 compared with fiscal 2020, primarily driven by an increase in net sales largely due to temporary store closures as a result of the COVID-19 pandemic during fiscal 2020 as well as a decrease in fixed occupancy expenses due to strategic store closures.
Cost of goods sold and occupancy expenses increased 3.3 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019.
•Cost of goods sold increased 4.1 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019, primarily driven by higher shipping costs as a result of growth in online sales as well as higher inventory impairment due to store closures in the first half of the year and decreased retail traffic as a result of the COVID-19 pandemic; partially offset by lower promotional activity.
•Occupancy expenses decreased 0.8 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019, primarily driven by growth in online sales with minimal impact on fixed occupancy expenses; partially offset by decrease in net sales largely due to store closures as a result of the COVID-19 pandemic without a corresponding decrease in occupancy expenses.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2021	2020	2019
Operating expenses	$5,827	$5,567	$5,559
Operating expenses as a percentage of net sales	35.0%	40.3%	33.9%
Operating margin	4.9%	(6.2)%	3.5%
Operating expenses increased $260 million, but decreased 5.3 percentage points as a percentage of net sales in fiscal 2021 compared with fiscal 2020 primarily due to an increase in net sales as well as the following:
•an increase in advertising expense to support demand generation across all purpose-led lifestyle brands;
•an increase in performance-based compensation;
•an increase in store payroll and benefits and other store operating expenses due to COVID-19 temporary store closures during fiscal 2020 which was partially offset by additional costs incurred during fiscal 2020 to support health and safety measures as stores reopened;
•an increase related to fiscal 2021 strategic initiatives including divestiture activity and the review of our European operating model; and
•an increase related to digital innovation costs to fuel the growth priorities of the business;
partially offset by
•a decrease due to impairment charges of $557 million during fiscal 2020 primarily due to the impact of the COVID-19 pandemic and a strategic review of the Intermix business; and
•a decrease in lease termination fees.
Operating expenses increased $8 million or 6.4 percentage points as a percentage of net sales in fiscal 2020 compared with fiscal 2019 primarily due to the following:
•impairment charges of $557 million incurred during fiscal 2020 primarily due to the impact of the COVID-19 pandemic and a strategic review of the Intermix business compared with impairment charges of $337 million incurred during fiscal 2019 primarily related to global flagships;
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
Loss on Extinguishment of Debt
On September 27, 2021, the Company completed the issuance of the Senior Notes in an aggregate principal amount of $1.5 billion and used the net proceeds from the offering, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Company’s Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. We incurred a loss on extinguishment of debt of $325 million, which was recorded on the Consolidated Statement of Operations during fiscal 2021, primarily related to the tender premiums, make-whole premiums, and unamortized debt issuance costs of the Secured Notes.

On May 7, 2020, the Company completed the issuance of the Secured Notes for $2.25 billion and used the proceeds to redeem the 5.95 percent notes due April 2021 (the "2021 Notes"). We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Consolidated Statement of Operations during fiscal 2020.
Interest Expense

($ in millions)	Fiscal Year
	2021	2020	2019
Interest expense	$167	$192	$76
Interest expense decreased $25 million or 13.0 percent during fiscal 2021 compared with fiscal 2020 primarily due to the lower interest rates and principal as a result of the issuance of the Senior Notes. The total outstanding principal related to our Notes decreased from $2.25 billion as of January 30, 2021, to $1.5 billion as of January 29, 2022. Additionally, the Senior Notes bear interest at 3.625 percent and 3.875 percent compared with 8.375 percent, 8.625 percent, and 8.875 percent with our previous Secured Notes.
Interest expense increased $116 million or 152.6 percent during fiscal 2020 compared with fiscal 2019 primarily due to higher total outstanding debt and higher interest rates as a result of the May 2020 issuance of the Secured Notes. The total outstanding principal related to our Notes increased from $1.25 billion as of February 1, 2020, to $2.25 billion as of January 30, 2021. Additionally, the Secured Notes bear interest at 8.375 percent, 8.625 percent, and 8.875 percent compared with our previous 5.95 percent 2021 Notes.
Income Taxes

($ in millions)	Fiscal Year
	2021	2020	2019
Income taxes	$67	$(437)	$177
Effective tax rate	20.7%	39.7%	33.5%
The decrease in the effective tax rate for fiscal 2021 compared with fiscal 2020 was primarily due to benefits from the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), foreign entity structure changes related to fiscal 2020, and the recognition of certain tax benefits associated with divestiture activity occurring in fiscal 2021, partially offset by the tax impact of foreign operations.
During fiscal 2021, we recorded a $18 million benefit related to finalization of the net operating loss carryback prescribed in the CARES Act. We also recorded a $21 million benefit related to recognition of certain tax benefits associated with divestiture activity.
The increase in the effective tax rate for fiscal 2020 compared with fiscal 2019 was primarily due to the benefit associated with the enactment of the CARES Act and the recognition of certain tax benefits associated with foreign entity structure changes, partially offset by the tax impact of foreign operations.
During fiscal 2020, we recorded a $122 million benefit related to the CARES Act carryback provisions and a $113 million benefit related to recognition of certain tax benefits associated with foreign entity structure changes.
See Note 8 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details.

Liquidity and Capital Resources
On September 27, 2021, we completed the issuance of the Senior Notes in an aggregate principal amount of $1.5 billion. The Company used the net proceeds from the Senior Notes offering, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. Our obligations under the Secured Notes were discharged following their redemption. See Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details about the Company’s debt and credit facilities.
The Senior Notes are guaranteed on a senior unsecured basis, jointly and severally, by each of the Company’s existing wholly owned domestic subsidiaries that is a borrower or guarantor under the Company’s senior secured asset-based revolving credit agreement (the "ABL Facility").
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 29, 2022	January 30, 2021
Cash and cash equivalents	$877	$1,988
Short-term investments	—	410
Debt
8.375 percent 2023 Notes	—	500
8.625 percent 2025 Notes	—	750
8.875 percent 2027 Notes	—	1,000
3.625 percent 2029 Notes	750	—
3.875 percent 2031 Notes	750	—
Working capital	1,088	2,124
Current ratio	1.27:1	1.55:1
As of January 29, 2022, the majority of our cash and cash equivalents were held in the United States and are generally accessible without any limitations.
We are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, air freight and shipping costs, and payment of taxes. The seasonality of our operations may lead to fluctuations in certain cash inflows and outflows between fiscal year-end and subsequent interim periods.
We are party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of January 29, 2022, while others are considered future obligations. Our contractual obligations primarily consist of operating leases, purchase obligations and commitments, long-term debt and related interest payments, and income taxes. See Notes 6 and 12 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for information related to our debt, including our ABL Facility, and operating leases, respectively.
Purchase obligations and commitments consist of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of January 29, 2022, our purchase obligations and commitments were approximately $6 billion. The increase compared with the purchase obligations and commitments as of January 30, 2021 is primarily due to starting the merchandise booking process earlier to proactively mitigate supply chain delays. We expect that the majority of these purchase obligations and commitments will be settled within one year.

Our contractual obligations related to income taxes are primarily related to unrecognized tax benefits. See Note 8 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data of this Form 10-K for information related to income taxes.
We believe our existing balances of cash and cash equivalents, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $572 million during fiscal 2021 compared with fiscal 2020, primarily due to the following:
Net income (loss)
•Net income compared with net loss in prior year;
Non-cash items
•a decrease of $517 million due to lower non-cash impairment charges for operating lease assets and store assets during fiscal 2021 compared with fiscal 2020; and
•an increase of $267 million due to higher loss on extinguishment of debt during fiscal 2021 compared with fiscal 2020;
Changes in operating assets and liabilities
•an increase of $219 million related to income taxes payable, net of receivables, and other tax-related items resulting from the taxable loss carryback recorded in fiscal 2020 as well as timing of tax-related payments;
•an increase of $186 million related to accrued expenses and other current liabilities in part due to an increase in deferred revenue due to the new integrated loyalty program and an increase in performance-based compensation during fiscal 2021 compared to fiscal 2020;
•a decrease of $378 million related to accounts payable primarily due to the suspension of rent for stores closed temporarily during fiscal 2020 as well as changes in payment terms as a result of the COVID-19 pandemic; and
•a decrease of $288 million related to merchandise inventory in part due to higher air freight cost and timing of receipts as a result of the global supply chain disruptions during fiscal 2021 compared to fiscal 2020.
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
•a decrease of $309 million related to merchandise inventory primarily due to timing of receipts as a result of shipping delays and port congestion as well as seasonal inventory stored at our distribution centers; and

•a decrease of $124 million related to accrued expenses and other current liabilities primarily due to separation-related costs incurred in fiscal 2019; partially offset by
•an increase of $498 million related to accounts payable primarily due to a change in payment terms and the suspension of rent payments for stores closed temporarily as a result of the COVID-19 pandemic.
We fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Our business follows a seasonal pattern, with sales peaking during the end-of-year holiday period. The seasonality of our operations, in addition to the impact of the COVID-19 pandemic and global supply chain disruption, may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2021 decreased $64 million compared with fiscal 2020, primarily due to the following:
•$529 million higher net proceeds from available for sale securities during fiscal 2021 compared with fiscal 2020; partially offset by
•$302 million more purchases of property and equipment during fiscal 2021 compared with fiscal 2020; and
•$135 million in cash payments for acquisitions in fiscal 2021.
In fiscal 2021, cash used for purchases of property and equipment was $694 million primarily related to information technology, including our ongoing cloud transformation, and supply chain to support our omni and digital strategies.
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

Cash Flows from Financing Activities
Net cash used for financing activities was $1,471 million during fiscal 2021 compared with $895 million of cash provided by financing activities during fiscal 2020, primarily due to the following:
•$2,546 million for payments related to the extinguishment of long-term debt during fiscal 2021 compared with $1,307 million paid during fiscal 2020;
•$1,500 million in proceeds received for the issuance of long-term debt for fiscal 2021 compared with $2,250 million in proceeds received for fiscal 2020;
•$226 million in payments of dividends during fiscal 2021 compared with no dividends paid during fiscal 2020 as a result of the COVID-19 pandemic; and
•$201 million in repurchases of common stock during fiscal 2021 compared with no repurchases during fiscal 2020 as a result of the COVID-19 pandemic.
Net cash provided by financing activities was $895 million during fiscal 2020 compared with $560 million of cash used for financing activities during fiscal 2019, primarily due to the following:
•$2,250 million proceeds received related to the issuance of long-term debt during fiscal 2020; and
•No payments of dividends and repurchases of common stock during fiscal 2020 as a result of the COVID-19 pandemic compared with $564 million in payments of dividends and repurchases of common stock during fiscal 2019; partially offset by
•$1,307 million payment for the extinguishment of long-term debt during fiscal 2020.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2021	2020	2019
Net cash provided by operating activities	$809	$237	$1,411
Less: Purchases of property and equipment (1)	(694)	(392)	(702)
Free cash flow	$115	$(155)	$709
__________
(1)Excludes purchase of building in the first quarter of fiscal 2019.
Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt and Credit Facilities" in Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
During fiscal 2020, the Company suspended its regular quarterly cash dividend in order to preserve liquidity in the context of the ongoing and uncertain duration and impact of the COVID-19 pandemic on its operations. On April 28, 2021, the Company paid the previously declared first quarter of 2020 dividend to shareholders of record at the close of business on April 7, 2021. The Company resumed its quarterly dividend in fiscal 2021 and paid a quarterly dividend of $0.12 for each of the second, third, and fourth quarters of fiscal 2021. We plan to pay a dividend of $0.15 per share in the first quarter of fiscal 2022.
Share Repurchases
During fiscal 2021, the Company resumed its share repurchase activity, which was suspended in fiscal 2020 due to the economic uncertainty stemming from a number of factors, including the COVID-19 pandemic.
Certain financial information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 10 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCNRV. However, if estimates regarding consumer demand are inaccurate, or if economic conditions including delayed shipments and other supply chain challenges worsen beyond what is currently estimated by management, our operating results could be affected.
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
Income Taxes
We are a multinational company operating in multiple domestic and foreign locations with different tax laws and regulations. The Company's management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability for financial statement purposes. We record a valuation allowance against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including tax planning strategies, forecasting future income, taxable income, and the geographic mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the geographic mix and level of income or losses, changes in the expected or actual outcome of audits, and changes in the deferred tax valuation allowance or new tax legislation.
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
See Note 8 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for additional information on income taxes.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Derivative Financial Instruments
Certain financial information about the Company's derivative financial instruments is set forth under the heading "Derivative Financial Instruments" in Note 9 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have performed a sensitivity analysis as of January 29, 2022 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 29, 2022. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $28 million as of January 29, 2022.
Debt
Certain financial information about the Company's debt is set forth under the heading "Debt and Credit Facilities" in Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. On September 27, 2021, the Company completed the issuance of the Senior Notes in an aggregate principal amount of $1.5 billion and used the net proceeds from the offering, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Company’s Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. The Senior Notes have a fixed interest rate and are exposed to interest rate risk that is limited to changes in fair value. The scheduled maturity of the Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Notes
October 1, 2029	$750	3.625%	Semi-Annual
October 1, 2031	750	3.875%	Semi-Annual
Total issuance	$1,500
On September 1, 2021, Standard & Poor's upgraded our corporate credit rating from BB- with a positive outlook to BB with a positive outlook. We also have a corporate credit rating of Ba2 with a positive outlook from Moody's. In addition, in conjunction with our financings, Standard & Poor’s assigned a BB rating and Moody's assigned a Ba3 rating to our long-term senior unsecured notes. Any future reduction in the Moody's and Standard & Poor's ratings would potentially result in an increase to our interest expense on future borrowings.
Cash Equivalents and Short-Term Investments
Certain financial information about the Company's cash equivalents and short-term investments is set forth under the heading "Fair Value Measurements" in Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have highly liquid fixed and variable income investments classified as cash and cash equivalents. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents. Our cash equivalents are placed primarily in time deposits. We generally value these investments at their original purchase prices plus interest that has accrued at the stated rate.

As of January 29, 2022, the Company held no available-for-sale debt securities on the Consolidated Balance Sheet, therefore effectively reducing our overall market risk related to short-term investments. As of January 30, 2021, the Company held $410 million of available-for-sale debt securities with original maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheet. In addition, as of January 30, 2021, the Company held $90 million of available-for-sale debt securities with original maturities of three months or less at the time of purchase within cash and cash equivalents. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of January 30, 2021.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Gap, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Property and Equipment, net and Operating Lease Assets - Impairment of Long-Lived Assets — Refer to Notes 1, 2, and 7 to the financial statements
Critical Audit Matter Description
The Company performs an analysis of the carrying value of all long-lived store assets, primarily property and equipment and operating lease assets, for impairment at an individual store level whenever events or changes in circumstances indicate that the carrying value of individual long-lived store assets may not be recoverable. The Company’s impairment analysis determines whether projected undiscounted future cash flows from operations are sufficient to recover the carrying value of these long-lived store assets. Impairment may result when the carrying value of the long-lived store assets exceeds the estimated undiscounted future cash flows over the estimated remaining reasonably certain lease term. Events that result in an impairment review typically include a significant decrease in the operating performance of the long-lived store asset or the decision to close a store. Impairment charges recorded related to store assets and store operating lease assets for the fiscal year ended January 29, 2022 were $1 million and $8 million, respectively.
We identified long-lived store asset impairment as a critical audit matter because the determination of the estimated future cash flows to assess the recoverability of long-lived store assets requires significant management judgment, specifically forecasting future sales, gross profits and payroll and benefits expense. Additionally, operating lease asset valuation assumptions, including determining the estimated fair value of the assets by comparing the discounted contractual rent payments to estimated market rental rates involve complexity due to the difficulty in obtaining current market rental rates and forecasting future retail real estate market trends. Changes in these estimates could have a significant impact on whether long-lived store assets should be further evaluated for impairment and could have a significant impact on the measurement of the resulting impairment charge. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of the Company’s judgments used in these estimates.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s judgments regarding the estimated future cash flows, specifically projection of future sales, gross margin and payroll and benefits expense growth assumptions included the following, among others:
•We tested the effectiveness of controls over management’s long-lived store asset impairment evaluation, including those over estimated future cash flows and the selection of the discount rate.
•We evaluated management’s ability to accurately estimate future cash flows by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s estimated future cash flows by comparing the projections to:
–Historical operating results
–Internal and external communications regarding the Company’s business plan and strategy
–Retail Industry publications and other publicly available information
Our audit procedures related to management’s judgments regarding the fair value methodology used to determine store operating lease asset fair values included the following, among others:
•We tested the effectiveness of controls over the operating lease asset valuation methodology used in the estimation of the fair market rental rate assumptions.
•With the assistance of our fair value specialists, we evaluated the appropriateness of the methodology utilized by management to estimate the fair value of the operating lease assets.
•We evaluated the accuracy and consistency of the application of the Company’s model with the assistance of our fair value specialists, including the fair market rental rates utilized by management to estimate the fair value of the operating lease assets.

/s/ Deloitte & Touche LLP

San Francisco, California
March 15, 2022
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$877	$1,988
Short-term investments	—	410
Merchandise inventory	3,018	2,451
Other current assets	1,270	1,159
Total current assets	5,165	6,008
Property and equipment, net of accumulated depreciation	3,037	2,841
Operating lease assets	3,675	4,217
Other long-term assets	884	703
Total assets	$12,761	$13,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,951	$1,743
Accrued expenses and other current liabilities	1,367	1,276
Current portion of operating lease liabilities	734	831
Income taxes payable	25	34
Total current liabilities	4,077	3,884
Long-term liabilities:
Long-term debt	1,484	2,216
Long-term operating lease liabilities	4,033	4,617
Other long-term liabilities	445	438
Total long-term liabilities	5,962	7,271
Commitments and contingencies (see Note 15)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 371 and 374 shares	19	19
Additional paid-in capital	43	85
Retained earnings	2,622	2,501
Accumulated other comprehensive income	38	9
Total stockholders' equity	2,722	2,614
Total liabilities and stockholders' equity	$12,761	$13,769

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
($ and shares in millions except per share amounts)	2021	2020	2019
Net sales	$16,670	$13,800	$16,383
Cost of goods sold and occupancy expenses	10,033	9,095	10,250
Gross profit	6,637	4,705	6,133
Operating expenses	5,827	5,567	5,559
Operating income (loss)	810	(862)	574
Loss on extinguishment of debt	325	58	—
Interest expense	167	192	76
Interest income	(5)	(10)	(30)
Income (loss) before income taxes	323	(1,102)	528
Income taxes	67	(437)	177
Net income (loss)	$256	$(665)	$351
Weighted-average number of shares—basic	376	374	376
Weighted-average number of shares—diluted	383	374	378
Earnings (loss) per share—basic	$0.68	$(1.78)	$0.93
Earnings (loss) per share—diluted	$0.67	$(1.78)	$0.93

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year
($ in millions)	2021	2020	2019
Net income (loss)	$256	$(665)	$351
Other comprehensive income (loss), net of tax:
Foreign currency translation	9	(17)	(2)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $—, $(1), and $5	8	(3)	13
Reclassification adjustments on derivative financial instruments, net of (tax) tax benefit of $3, $(2), and $(5)	12	(11)	(24)
Other comprehensive income (loss), net of tax	29	(31)	(13)
Comprehensive income (loss)	$285	$(696)	$338

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 2, 2019	378	$19	$—	$3,481	$53	$3,553
Cumulative effect of a change in accounting principle related to leases				(86)		(86)
Net income				351		351
Other comprehensive loss, net of tax
Foreign currency translation					(2)	(2)
Change in fair value of derivative instruments					13	13
Amounts reclassified from accumulated other comprehensive income					(24)	(24)
Repurchases and retirement of common stock	(10)	—	(75)	(125)		(200)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	25			25
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(21)			(21)
Share-based compensation, net of forfeitures			71			71
Common stock dividends declared and paid ($0.97 per share)				(364)		(364)
Balance as of February 1, 2020	371	19	—	3,257	40	3,316
Net loss				(665)		(665)
Other comprehensive loss, net of tax
Foreign currency translation					(17)	(17)
Change in fair value of derivative instruments					(3)	(3)
Amounts reclassified from accumulated other comprehensive income					(11)	(11)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	22			22
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(9)			(9)
Share-based compensation, net of forfeitures			72			72
Common stock dividends declared ($0.2425 per share) (1)				(91)		(91)
Balance as of January 30, 2021	374	19	85	2,501	9	2,614
Net income				256		256
Other comprehensive income, net of tax
Foreign currency translation					9	9
Change in fair value of derivative instruments					8	8
Amounts reclassified from accumulated other comprehensive income					12	12
Repurchases and retirement of common stock	(9)	—	(201)			(201)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	54			54
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(36)			(36)
Share-based compensation, net of forfeitures			141			141
Common stock dividends declared and paid ($0.36 per share)				(135)		(135)
Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. The dividend payable amount was estimated based upon the shareholders of record as of January 30, 2021. The dividend was paid on April 28, 2021 to shareholders of record at the close of business on April 7, 2021.
See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$256	$(665)	$351
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	504	507	557
Share-based compensation	139	77	68
Impairment of operating lease assets	8	391	239
Impairment of store assets	1	135	98
Impairment of intangible asset	—	31	—
Loss on extinguishment of debt	325	58	—
Loss on disposal of property and equipment	—	—	70
Amortization of debt issuance costs	14	12	2
Non-cash and other items	31	—	(12)
Loss on divestiture activity	59	—	—
Gain on sale of building	—	—	(191)
Deferred income taxes	(61)	(137)	(81)
Changes in operating assets and liabilities:
Merchandise inventory	(593)	(305)	4
Other current assets and other long-term assets	(42)	64	105
Accounts payable	186	564	66
Accrued expenses and other current liabilities	172	(14)	110
Income taxes payable, net of receivables and other tax-related items	(85)	(304)	86
Other long-term liabilities	(3)	12	—
Operating lease assets and liabilities, net	(102)	(189)	(61)
Net cash provided by operating activities	809	237	1,411
Cash flows from investing activities:
Purchases of property and equipment	(694)	(392)	(702)
Purchase of building	—	—	(343)
Proceeds from sale of building	—	—	220
Purchases of short-term investments	(753)	(508)	(293)
Proceeds from sales and maturities of short-term investments	1,162	388	293
Payments for acquisition activity, net of cash acquired	(135)	—	(69)
Net cash paid for divestiture activity	(21)	—	—
Other	(5)	2	—
Net cash used for investing activities	(446)	(510)	(894)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	500	—
Payments for revolving credit facility	—	(500)	—
Proceeds from issuance of long-term debt	1,500	2,250	—
Payments to extinguish debt	(2,546)	(1,307)	—
Payments for debt issuance costs	(16)	(61)	—
Proceeds from issuances under share-based compensation plans	54	22	25
Withholding tax payments related to vesting of stock units	(36)	(9)	(21)
Repurchases of common stock	(201)	—	(200)
Cash dividends paid	(226)	—	(364)
Net cash provided by (used for) financing activities	(1,471)	895	(560)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(6)	13	4
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,114)	635	(39)
Cash, cash equivalents, and restricted cash at beginning of period	2,016	1,381	1,420
Cash, cash equivalents, and restricted cash at end of period	$902	$2,016	$1,381
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$124	$60	$85
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$180	$145	$76
Cash paid for income taxes during the period, net of refunds	$215	$20	$176
Cash paid for operating lease liabilities	$1,061	$1,096	$1,244
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 29, 2022, January 30, 2021, and February 1, 2020
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children. We have Company-operated stores in the United States, Canada, Japan, Italy, China, Taiwan, and Mexico and our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. In fiscal 2021, we signed an agreement with a third party to operate Gap Italy stores as a franchise partner beginning in fiscal 2022. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta stores and websites in over 30 other countries around the world.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 29, 2022 (fiscal 2021), January 30, 2021 (fiscal 2020), and February 1, 2020 (fiscal 2019) consisted of 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We considered the impact of the COVID-19 pandemic and the supply chain disruption on the assumptions and estimates used when preparing these consolidated financial statements including inventory valuation, income taxes, and the impairment of long-lived store assets and operating lease assets. Actual results could differ from those estimates.
COVID-19
In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. Fiscal 2020 results were significantly impacted as we temporarily closed a large number of our stores globally.
During the second half of fiscal 2021, global supply chain disruption caused significant product delays resulting in brands being unable to fully meet customer demand. Increased port congestion and COVID-related factory closures, most notably in Vietnam, impacted our results of operations for the fifty-two weeks ended January 29, 2022. We will continue to consider the impact of the supply chain disruptions and the COVID-19 pandemic on the assumptions and estimates used when preparing these annual financial statements. If the economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.

Cash, Cash Equivalents, and Short-Term Investments
Cash includes funds deposited in banks and amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days.
All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed primarily in time deposits. Income related to these securities is recorded within interest income on the Consolidated Statements of Operations.
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
As of January 29, 2022, January 30, 2021, and February 1, 2020, restricted cash primarily includes consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Consolidated Balance Sheets to the total shown on our Consolidated Statements of Cash Flows:

($ in millions)	January 29, 2022	January 30, 2021	February 1, 2020
Cash and cash equivalents	$877	$1,988	$1,364
Restricted cash included in other current assets	—	4	—
Restricted cash included in other long-term assets	25	24	17
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statement of Cash Flows	$902	$2,016	$1,381
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
See Note 12 of Notes to Consolidated Financial Statements for related disclosures.
Revenue Recognition
The Company’s revenues primarily include merchandise sales at stores, online, and through franchise agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales and catalog sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales and catalog sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated merchandise returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which is presented on a gross basis on our Consolidated Balance Sheets. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.

We have credit card agreements with third parties to provide our customers with private label credit cards and co-branded credit cards (collectively, the “Credit Card programs"). Each private label credit card bears the logo of Old Navy, Gap, Banana Republic, or Athleta and can be used at any of our U.S. or Canada store locations and online. The current co-branded credit card is a VISA credit card bearing the logo of Old Navy, Gap, Banana Republic, or Athleta and can be used everywhere VISA credit cards are accepted. The Credit Card programs are a part of Gap Inc.’s loyalty program where members enjoy incentives in the form of rewards which can be redeemed across all of our purpose-led brands.
Synchrony, a third-party financing company, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. Our agreement with Synchrony provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on our Consolidated Statements of Operations. During fiscal 2021, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program that is expected to begin in the second quarter of fiscal 2022. Accordingly, our private label credit card program with Synchrony Financial will be discontinued upon the launch of the new long-term credit card program.
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
Payroll, benefits, and other administrative expenses for our distribution centers recorded within operating expenses were $379 million, $358 million, and $293 million in fiscal 2021, 2020, and 2019, respectively. Research and development costs described in Accounting Standards Codification ("ASC") No. 730 are expensed as incurred. These costs primarily consist of payroll and related benefits attributable to time spend on research and development activities for new innovative products and technological improvements for existing products and process innovation. Research and development expenses recorded within operating expenses under ASC 730 were $41 million, $46 million, and $41 million in fiscal 2021, 2020, and 2019, respectively.
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
See Note 5 of Notes to Consolidated Financial Statements for related disclosures.
Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $1,115 million, $816 million, and $687 million in fiscal 2021, 2020, and 2019, respectively, and is recorded within operating expenses on the Consolidated Statements of Operations.
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
The aggregate transaction gains and losses recorded within operating expenses on the Consolidated Statements of Operations are as follows:

	Fiscal Year
($ in millions)	2021	2020	2019
Foreign currency transaction gain (loss)	$(18)	$23	$1
Realized and unrealized gain (loss) from certain derivative financial instruments	18	(15)	4
Net foreign exchange gain	$—	$8	$5
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
Earnings per Share
Basic earnings per share is computed as net income (loss) divided by basic weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net income divided by diluted weighted-average number of common shares outstanding for the period including common stock equivalents. During periods of net loss, the dilutive impact of outstanding options and awards was excluded from dilutive shares. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive. Stock options, stock warrants, and other stock awards that contain performance conditions are not included in the calculation of common stock equivalents until such performance conditions have been achieved.
See Note 14 of Notes to Consolidated Financial Statements for related disclosures.

Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In April 2020, the Financial Accounting Standards Board ("FASB") provided guidance on accounting for rent concessions resulting from the COVID-19 pandemic. We considered the FASB's guidance regarding lease modifications as a result of the effects of the COVID-19 pandemic and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. The impact of applying the temporary practical expedient was not material to our Consolidated Financial Statements for the fifty-two weeks ending January 29, 2022.
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
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
Cash (1)	$850	$1,613
Bank certificates of deposit and time deposits	27	285
U.S. agency securities	—	65
U.S. treasury securities	—	25
Cash and cash equivalents	$877	$1,988
__________
(1)Cash includes $64 million and $71 million of amounts in transit from banks for customer credit card and debit card transactions as of January 29, 2022 and January 30, 2021, respectively.
Short-Term Investments
Short-term investments consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
U.S. treasury securities	$—	$342
U.S. agency securities	—	68
Short-term investments	$—	$410

Other Current Assets
Other current assets consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
Prepaid income taxes and income taxes receivable	$491	$409
Accounts receivable	399	363
Prepaid minimum rent and occupancy expenses	110	104
Assets held for sale (1)	49	102
Right of return asset	49	43
Derivative financial instruments	16	5
Other	156	133
Other current assets	$1,270	$1,159
__________
(1)As part of a strategic review of its brands and businesses, the Company reclassified certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. As of January 29, 2022, the aggregate carrying amount of assets held for sale of $49 million primarily consist of property and equipment. As of January 30, 2021, the aggregate carrying amount of assets held for sale was as follows: inventory of $23 million, operating lease assets of $36 million, intangible assets of $29 million, and other assets of $14 million.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
Furniture and equipment	$2,789	$2,739
Leasehold improvements	2,487	2,627
Land, buildings, and building improvements	1,416	1,452
Software	1,072	1,466
Construction-in-progress	344	165
Property and equipment, at cost	8,108	8,449
Less: Accumulated depreciation	(5,071)	(5,608)
Property and equipment, net of accumulated depreciation	$3,037	$2,841
Depreciation expense for property and equipment was $502 million, $505 million, and $554 million for fiscal 2021, 2020, and 2019, respectively.
Interest of $7 million, $9 million, and $7 million related to assets under construction was capitalized in fiscal 2021, 2020, and 2019, respectively.
We recorded a total charge for the impairment of store assets of $1 million, $135 million, and $98 million for fiscal 2021, 2020, and 2019, respectively, which is recorded within operating expenses on the Consolidated Statements of Operations.
See Note 7 of Notes to Consolidated Financial Statements for information regarding impairment charges.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
Long-term income tax-related assets	$444	$391
Goodwill	207	109
Trade names	54	61
Intangible assets subject to amortization, net of accumulated amortization	36	—
Other	143	142
Other long-term assets	$884	$703
No trade name impairment charges were recorded in fiscal 2021 or 2019. In fiscal 2020, we recorded a charge for trade name impairment related to Intermix of $31 million which was recorded within operating expenses on the Consolidated Statement of Operations. No other intangible impairment charges were recorded for fiscal 2021, 2020, or 2019. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
Accrued compensation and benefits	$477	$378
Deferred revenue	345	231
Sales return allowance	97	96
Accrued advertising	62	49
Accrued interest	21	44
Derivative financial instruments	2	21
Liabilities held for sale (1)	—	58
Other	363	399
Accrued expenses and other current liabilities	$1,367	$1,276
__________
(1)As part of a strategic review of its brands and businesses, the Company reclassified certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. As of January 30, 2021, the aggregate carrying amount of liabilities held for sale was as follows: operating lease liabilities of $46 million and other liabilities of $12 million.
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
Long-term income tax-related liabilities	$198	$187
Long-term asset retirement obligations (1)	48	51
Long-term deferred rent and tenant allowances	34	47
Other (2)	165	153
Other long-term liabilities	$445	$438
__________
(1)The net activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates.
(2)Includes certain payroll tax deferrals resulting from the CARES Act as of January 30, 2021.

Note 3. Revenue
Disaggregation of Net Sales
We disaggregate our net sales between stores and online and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.
Net sales disaggregated for stores and online sales for fiscal 2021, 2020, and 2019 are as follows:

	Fiscal Year
($ in millions)	2021	2020	2019
Store sales (1)	$10,239	$7,522	$12,294
Online sales (2)	6,431	6,278	4,089
Total net sales	$16,670	$13,800	$16,383
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales. Fiscal 2020 store sales were negatively impacted by the COVID-19 pandemic.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores. Additionally, beginning in the second quarter of fiscal 2020, net sales from the business-to-business program and beginning in the fourth quarter of fiscal 2021, other revenue generating initiatives are also included.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta	Other (2)	Total
Fiscal 2021
U.S. (1)	$8,272	$2,608	$1,703	$1,432	$102	$14,117
Canada	713	349	178	12	—	1,252
Europe	2	328	8	2	—	340
Asia	2	658	70	—	—	730
Other regions	93	120	17	1	—	231
Total	$9,082	$4,063	$1,976	$1,447	$102	$16,670
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta	Other (2)	Total
Fiscal 2020
U.S. (1)	$6,898	$2,099	$1,242	$1,135	$276	$11,650
Canada	578	261	130	—	3	972
Europe	—	319	10	—	—	329
Asia	4	642	64	—	—	710
Other regions	56	67	16	—	—	139
Total	$7,536	$3,388	$1,462	$1,135	$279	$13,800
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global (3)	Athleta	Other (4)	Total
Fiscal 2019
U.S. (1)	$7,259	$2,723	$2,191	$978	$247	$13,398
Canada	587	349	215	—	2	1,153
Europe	—	525	14	—	—	539
Asia	45	943	96	—	—	1,084
Other regions	92	94	23	—	—	209
Total	$7,983	$4,634	$2,539	$978	$249	$16,383
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
(2)Primarily consists of net sales for the Intermix, Janie and Jack, and Hill City brands. The divestiture of Janie and Jack was completed on April 8, 2021. The divestiture of Intermix was completed on May 21, 2021. Hill City brand was closed in January 2021. Additionally, beginning in the second quarter of fiscal 2020, net sales from the business-to-business program and beginning in the fourth quarter of fiscal 2021, other revenue generating initiatives are also included.
(3)Banana Republic Global includes net sales for the Janie and Jack brand from March 4, 2019 through February 1, 2020.
(4)Primarily consists of net sales for the Intermix and Hill City brands as well as a portion of income related to our credit card agreement.
Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For fiscal 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $157 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $345 million as of January 29, 2022. The increase in the deferred revenue balance as of January 29, 2022 is primarily due to the issuance of additional loyalty points with the launch of our new integrated loyalty program across the U.S. and Puerto Rico.
We expect that the majority of our revenue deferrals as of January 29, 2022 will be recognized as revenue in the next twelve months as our performance obligations are satisfied.

For fiscal 2020, the opening balance of deferred revenue for these obligations was $226 million, of which $165 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $231 million as of January 30, 2021.
During the fifty-two weeks ended January 29, 2022, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program that is expected to begin in the second quarter of fiscal 2022. Accordingly, our private label credit card program with Synchrony Financial will be discontinued upon the launch of the new long-term credit card program. During the fifty-two weeks ended January 29, 2022, the Company received $50 million relating to the new agreements, which was primarily recorded in other long-term liabilities on our Consolidated Balance Sheet as of January 29, 2022.
Note 4. Acquisitions
On August 26, 2021, the Company acquired Drapr, a startup that powers 3D-fit technology and virtual fitting rooms. In addition, on October 1, 2021, the Company acquired CB4, an artificial intelligence and machine learning company.
The aggregate purchase price for the net assets was approximately $147 million. The preliminary purchase price allocation included goodwill of $108 million and intangible assets of $39 million. The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The purchase price allocation is subject to adjustments as the fair values are finalized.
The intangible assets acquired primarily include technology and developed software and their estimated fair value will be amortized over the related useful lives.
The impact of the acquisitions on the Company's results of operations is not significant. The results of operations for Drapr and CB4 since the date of acquisitions were not material to the Consolidated Statement of Operations.
Note 5. Goodwill and Other Intangible Assets
The following goodwill and other intangible assets are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	January 29, 2022	January 30, 2021
Goodwill (1) (2)	$207	$109
Trade names (2)	$54	$61
Intangible assets subject to amortization (1) (2)	$54	$18
Less: Accumulated amortization	(18)	(18)
Intangible assets subject to amortization, net	$36	$—
__________
(1)The increase in goodwill and intangible assets subject to amortization is due to the acquisitions of Drapr and CB4 during fiscal 2021. See Note 4 of Notes to Consolidated Financial Statements for further details about the Company’s acquisitions.
(2)In fiscal 2021, the Company completed the divestiture of its Intermix brand. As of January 30, 2021, Intermix had $10 million related to goodwill, $7 million related to trade name, and $3 million related to intangible assets subject to amortization which was fully amortized. See Note 17 of Notes to Consolidated Financial Statements for additional disclosures on the divestiture.
Goodwill
We assess whether events or circumstances indicate that goodwill is impaired every quarter, and evaluate goodwill impairment annually in the fourth quarter of the fiscal year. During the fourth quarter of fiscal 2021, 2020, and 2019, we completed our annual impairment test of goodwill and did not recognize any impairment charges.
Other Intangible Assets
We assess whether events or circumstances indicate that trade names are impaired every quarter, and evaluate trade name impairment annually in the fourth quarter of the fiscal year.

During the fourth quarter of fiscal 2021 and 2019, we completed our annual impairment test of trade names and did not recognize any impairment charges.
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
The fair value of the Intermix trade name was determined using the relief from royalty method. The cash flows were then discounted to present value using the applicable discount rate and compared to the carrying value of the Intermix trade name. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
The Intermix trade name impairment test resulted in an impairment charge of $31 million related to the Intermix trade name in fiscal 2020. This impairment charge was recorded within operating expenses in the Consolidated Statement of Operations and reduced the carrying amount of the Intermix trade name of $38 million to its fair value of $7 million during fiscal 2020.
As discussed in Note 4 of Notes to Consolidated Financial Statements, we acquired intangible assets subject to amortization in connection with our acquisitions of Drapr and CB4. The intangible assets subject to amortization primarily consist of technology and developed software, which are being amortized over a useful life of approximately five years. There was no material amortization expense for intangible assets subject to amortization recorded in operating expenses in the Consolidated Statements of Income for fiscal 2021, 2020, or 2019.
Note 6. Debt and Credit Facilities
Long-term debt recorded on the Consolidated Balance Sheets consists of the following:

($ in millions)	January 29, 2022	January 30, 2021
Secured Notes
2023 Notes	$—	$500
2025 Notes	—	750
2027 Notes	—	1,000
Senior Notes
2029 Notes	750	—
2031 Notes	750	—
Less: Unamortized debt issuance costs	(16)	(34)
Total long-term debt	$1,484	$2,216
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of the Senior Notes at par in a private placement to qualified institutional buyers. We recorded $16 million of debt issuance costs related to the issuance of the Senior Notes within long-term debt on the Consolidated Balance Sheet, which will be amortized through interest expense over the life of the instrument. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Company’s Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. Our obligations under the Secured Notes were discharged following their redemption.
In conjunction with these transactions, we incurred a loss on extinguishment of debt of $325 million, which was recorded in the Consolidated Statement of Operations and primarily consisted of tender premiums of $253 million, make-whole premiums of $40 million, and unamortized debt issuance costs relating to the Secured Notes of $28 million.

In June 2020, we redeemed our $1.25 billion aggregate principal amount of the 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Consolidated Statement of Operations. Prior to redeeming our 2021 Notes, the aggregate principal amount of the 2021 Notes was recorded within long-term debt on the Consolidated Balance Sheets, net of the unamortized discount. Following the redemption, our obligations under the 2021 Notes were discharged.
In May 2020, we completed the issuance of the Secured Notes in a private placement to qualified buyers and received gross proceeds of $2.25 billion. Concurrently with the issuance of the Secured Notes, the Company amended the unsecured revolving credit facility with the ABL Facility which is scheduled to expire in May 2023. During the second quarter of fiscal 2020, we paid and recorded debt issuance costs related to the Secured Notes and ABL Facility within long-term debt and other long-term assets on the Consolidated Balance Sheet, which will continue to be amortized through interest expense over the life of the related instruments.
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
As of January 29, 2022, the aggregate estimated fair value of the Senior Notes was $1.39 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Consolidated Balance Sheet, net of the unamortized debt issuance cost.
The ABL Facility has a $1.8675 billion borrowing capacity and bears interest at a base rate, which is typically the London Interbank Offered Rate ("LIBOR"), plus a margin depending on borrowing base availability. We also have the ability to issue letters of credit on our ABL Facility. As of January 29, 2022, we had $51 million in standby letters of credit issued under the ABL Facility. There were no borrowings under the ABL Facility as of January 29, 2022.
On February 9, 2022, the Company borrowed $350 million of the ABL Facility. The interest rate on the drawn amount is LIBOR plus 200 basis points, subject to a LIBOR floor of 75 basis points.
The Senior Notes contain covenants that limit the Company’s ability to, among other things: (i) grant or incur liens and (ii) enter into sale and lease-back transactions. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of our existing wholly owned domestic subsidiaries that is a borrower or guarantor under our existing ABL Facility and by each of our future wholly owned domestic subsidiaries that is a borrower or guarantor under any credit facility of the Company or any guarantor or that is a guarantor of capital markets debt of the Company or any guarantor in an aggregate principal amount in excess of a certain amount.

The ABL Facility is secured by specified assets, including a first lien on inventory, accounts receivable and bank accounts. In addition, the ABL Facility is also secured by a first lien on security interests in certain of our and the guarantors’ real property in addition to a lien on substantially all of our and the guarantors’ intellectual property, equipment, investment property, and general intangibles, subject to certain exceptions and permitted liens. The ABL Facility contains customary covenants restricting the Company's activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale and lease-back transactions and make changes in its corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the ABL Facility includes, as a financial covenant, a springing fixed charge coverage ratio which arises when availability falls below a specified threshold.
As of January 29, 2022, we were in compliance with the applicable financial covenant and expect to maintain compliance for the next twelve months.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $50 million as of January 29, 2022. As of January 29, 2022, there were no borrowings under the Foreign Facilities. There were $10 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of January 29, 2022.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of January 29, 2022.
Note 7. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2021 or 2020. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 during fiscal 2021 or 2020.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27	$—	$27	$—
Short-term investments	—	—	—	—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$87	$40	$43	$4
Liabilities:
Derivative financial instruments	$2	$—	$2	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$375	$25	$350	$—
Short-term investments	410	342	68	—
Derivative financial instruments	5	—	5	—
Deferred compensation plan assets	43	43	—	—
Other assets	2	—	—	2
Total	$835	$410	$423	$2
Liabilities:
Derivative financial instruments	$21	$—	$21	$—
We have highly liquid investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate.
Our available-for-sale securities are comprised of investments in debt securities and are recorded within both short-term investments and cash and cash equivalents on the Consolidated Balance Sheets. These securities are recorded at fair value using market prices. As of January 29, 2022, the Company held no available-for-sale debt securities on the Consolidated Balance Sheet. As of January 30, 2021, the Company held $410 million of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Consolidated Balance Sheet. In addition, as of January 30, 2021, the Company held $90 million of available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Consolidated Balance Sheet. Unrealized gains or losses on available-for-sale debt securities included in accumulated other comprehensive income were immaterial as of January 30, 2021.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. The Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss during the fiscal years ended January 29, 2022, January 30, 2021 or February 1, 2020.
Derivative financial instruments primarily include foreign exchange forward contracts. See Note 9 of Notes to Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
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
See Note 13 of Notes to Consolidated Financial Statements for information regarding employee benefit plans.
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

See Note 1 of Notes to Consolidated Financial Statements for further information regarding the impairment of long-lived assets.
In total, we recorded the following long-lived asset impairment charges in operating expenses in the Consolidated Statements of Operations:

	Fiscal Year
($ in millions)	2021	2020	2019
Operating lease assets (1)	$8	$391	$239
Store assets (2)	1	135	98
Other indefinite-lived intangible assets (3)	—	31	—
Total impairment charges of long-lived and indefinite-lived assets	$9	$557	$337
__________
(1)The impairment charge reduced the then carrying amount of the applicable operating lease assets of $24 million, $1,635 million, and $865 million to their fair value of $16 million, $1,244 million, and $626 million during fiscal 2021, 2020, and 2019, respectively.
(2)The impairment charge reduced the then carrying amount of the applicable store assets of $1 million, $143 million, and $99 million to their fair value of zero, $8 million, and $1 million during fiscal 2021, 2020, and 2019, respectively.
(3)See Note 5 of Notes to Consolidated Financial Statements for further information regarding the impairment of Intermix trade name in fiscal 2020.
In fiscal 2020, the impact of the COVID-19 pandemic resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. As a result, we recorded an impairment charge related to store assets and operating lease assets during fiscal 2020. Additionally, in the fourth quarter of fiscal 2020, we performed a strategic review of the Intermix business which resulted in a qualitative indication of impairment related to both our store long-lived assets as well as the Intermix trade name. We recorded an impairment charge of Intermix store assets and operating lease assets of $4 million and $21 million, respectively. See Note 5 of Notes to Consolidated Financial Statements for further information regarding the impairment charge for intangible assets.
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
Note 8. Income Taxes
For financial reporting purposes, components of income (loss) before income taxes are as follows:

	Fiscal Year
($ in millions)	2021	2020	2019
United States	$217	$(928)	$550
Foreign	106	(174)	(22)
Income (loss) before income taxes	$323	$(1,102)	$528

The provision for income taxes consists of the following:

	Fiscal Year
($ in millions)	2021	2020	2019
Current:
Federal	$46	$(337)	$177
State	38	(21)	37
Foreign	44	58	44
Total current	128	(300)	258
Deferred:
Federal	(50)	(94)	(58)
State	(23)	(56)	(20)
Foreign	12	13	(3)
Total deferred	(61)	(137)	(81)
Total provision	$67	$(437)	$177
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	6.0	4.6	3.2
Tax impact of foreign operations	9.2	(6.5)	6.0
Impact of the CARES Act of 2020	(5.6)	11.1	—
Impact of divestiture activity	(6.4)	—	—
Impact of legal entity structure changes	—	10.3	—
Impact of TCJA of 2017	—	—	5.6
Other	(3.5)	(0.8)	(2.3)
Effective tax rate	20.7%	39.7%	33.5%
During fiscal 2021, we recorded a $18 million benefit related to finalization of the net operating loss carryback prescribed in the CARES Act. We also recorded a $21 million benefit related to recognition of certain tax benefits associated with divestiture activity.
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

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 29, 2022	January 30, 2021
Gross deferred tax assets:
Operating lease liabilities	$1,277	$1,531
Accrued payroll and related benefits	111	71
Accruals	192	148
Inventory capitalization and other adjustments	67	48
Deferred income	44	22
Federal, state, and foreign net operating losses	260	252
Unrealized net loss on cash flow hedges	—	4
Other	120	71
Total gross deferred tax assets	2,071	2,147
Valuation allowance	(377)	(361)
Total deferred tax assets, net of valuation allowance	1,694	1,786
Deferred tax liabilities:
Depreciation and amortization	(265)	(217)
Operating lease assets	(1,000)	(1,188)
Unremitted earnings of certain foreign subsidiaries	(1)	(2)
Unrealized net gain on cash flow hedges	(3)	—
Other	(11)	(17)
Total deferred tax liabilities	(1,280)	(1,424)
Net deferred tax assets	$414	$362
As of January 29, 2022, we had approximately $1,141 million of state and $865 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce the tax liabilities of future years. We also had approximately $6 million of foreign tax credit carryovers as of January 29, 2022.
We provided a valuation allowance of approximately $189 million against the deferred tax assets related to the foreign loss carryovers. We also provided a valuation allowance of approximately $144 million related to other foreign deferred tax assets and $6 million related to foreign tax credit carryovers.
Approximately $917 million of the state losses expire between fiscal 2022 and fiscal 2041, and $224 million of the state losses do not expire. Approximately $239 million of the foreign losses expire between fiscal 2022 and fiscal 2041, and $626 million of the foreign losses do not expire. The foreign tax credits begin to expire in fiscal 2022.
The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2021	2020	2019
Balance at beginning of fiscal year	$340	$152	$136
Increases related to current year tax positions	26	165	12
Prior year tax positions:
Increases	7	40	11
Decreases	(9)	(4)	(4)
Lapse of Statute of Limitations	(1)	(1)	(1)
Cash settlements	(2)	(14)	(1)
Foreign currency translation	(2)	2	(1)
Balance at end of fiscal year	$359	$340	$152

Of the $359 million, $340 million, and $152 million of total unrecognized tax benefits as of January 29, 2022, January 30, 2021, and February 1, 2020, respectively, approximately $339 million, $323 million, and $137 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2021, 2020, and 2019, interest expense of $6 million, $12 million, and $6 million, respectively, was recognized on the Consolidated Statements of Operations relating to income tax liabilities.
As of January 29, 2022 and January 30, 2021, the Company had total accrued interest related to income tax liabilities of $31 million and $30 million, respectively. There were no accrued penalties related to income tax liabilities as of January 29, 2022 or January 30, 2021.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of January 29, 2022, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $1 million, primarily due to the closing of audits. If we do recognize such a decrease, the net impact on the Consolidated Statements of Operations would not be material.
Note 9. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are Canadian dollar, British pound, Japanese yen, Mexican peso, Taiwan dollar, Euro, and Chinese yuan. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows.
Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or other long-term liabilities.
Cash Flow Hedges
We designate the following foreign exchange forward contracts as cash flow hedges: forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs generally have terms of 12 to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (loss) and is recognized into net income (loss) during the period in which the underlying transaction impacts the Consolidated Statements of Operations.

Other Derivatives Not Designated as Hedging Instruments
We use foreign exchange forward contracts to hedge our market risk exposure associated with foreign currency exchange rate fluctuations for certain intercompany balances denominated in currencies other than the functional currency of the entity with the intercompany balance. The gain or loss on the derivative financial instruments that represent economic hedges, as well as the remeasurement impact of the underlying intercompany balances, is recorded in operating expenses on the Consolidated Statements of Operations in the same period and generally offset each other.
Outstanding Notional Amounts
As of January 29, 2022 and January 30, 2021, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	January 29, 2022	January 30, 2021
Derivatives designated as cash flow hedges	$524	$508
Derivatives not designated as hedging instruments	702	811
Total	$1,226	$1,319
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	January 29, 2022	January 30, 2021
Derivatives designated as cash flow hedges:
Other current assets	$10	$—
Accrued expenses and other current liabilities	—	12

Derivatives not designated as hedging instruments:
Other current assets	6	5
Accrued expenses and other current liabilities	2	9

Total derivatives in an asset position	$16	$5
Total derivatives in a liability position	$2	$21
All of the unrealized gains and losses from designated cash flow hedges as of January 29, 2022 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of January 29, 2022 shown above.
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
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The pre-tax amounts recognized in income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented on the Consolidated Statements of Operations in which the effects of derivatives are recorded	$10,033	$5,827	$9,095	$5,567	$10,250	$5,559

(Gain) loss recognized in income (loss):
Derivatives designated as cash flow hedges	$15	$—	$(13)	$—	$(29)	$—
Derivatives not designated as hedging instruments	—	(18)	—	15	—	(4)
Total (gain) loss recognized in income (loss)	$15	$(18)	$(13)	$15	$(29)	$(4)
Note 10. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 29, 2022.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board of Directors deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 29, 2022.
Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2021	2020	2019
Number of shares repurchased (1)	9	—	10
Total cost	$201	$—	$200
Average per share cost including commissions	$23.47	$—	$19.18
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a new $1.0 billion share repurchase authorization. The February 2019 repurchase program had $599 million remaining as of January 29, 2022.
In March 2020, the Company announced its decision to suspend share repurchases through fiscal 2020, and the Company resumed its share repurchase activity in fiscal 2021.
All of the share repurchases were paid for as of January 29, 2022, and February 1, 2020. All common stock repurchased is immediately retired.

Note 11. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2021	2020	2019
Stock units	$122	$62	$52
Stock options	13	12	12
Employee stock purchase plan	4	3	4
Share-based compensation expense	139	77	68
Less: Income tax benefit	(23)	(15)	(23)
Share-based compensation expense, net of tax	$116	$62	$45
No material share-based compensation expense was capitalized in fiscal 2021, 2020, or 2019.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2021, 2020, or 2019.
General Description of Stock Option and Other Stock Award Plans
The 2016 Long-Term Incentive Plan (the "2016 Plan") was amended and restated in May 2019 and further amended and restated in March 2020. The 2016 Plan was further amended and restated in May 2021. Under the 2016 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board of Directors.
As of January 29, 2022, there were 286,586,781 shares that have been authorized for issuance under the 2016 Plan.
Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board of Directors. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments for the majority of the Stock Units granted. In some cases, Stock Unit vesting is also subject to the attainment of pre-determined performance metrics and/or the satisfaction of market conditions ("Performance Shares"). At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis over a period of three to four years once granted, based on the grant-date fair value and the probability that the pre-determined performance metrics will be achieved. We use the Monte Carlo method to calculate the grant date fair value of Performance Shares containing a market condition.
A summary of Stock Unit activity under the 2016 Plan for fiscal 2021 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 30, 2021	11,488,896	$15.33
Granted	5,116,820	$29.94
Granted, with vesting subject to performance and market conditions	1,665,606	$35.41
Vested	(3,347,973)	$18.39
Forfeited	(1,794,114)	$20.89
Balance as of January 29, 2022	13,129,235	$22.03

A summary of additional information about Stock Units is as follows:

	Fiscal Year
($ in millions except per share amounts)	2021	2020	2019
Weighted-average fair value per share of Stock Units granted	$31.28	$11.22	$21.93
Fair value of Stock Units vested	$62	$65	$66
The aggregate intrinsic value of unvested Stock Units as of January 29, 2022 was $233 million.
As of January 29, 2022, there was $202 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.
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
The fair value of stock options issued to employees during fiscal 2021, 2020, and 2019 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2021	2020	2019
Expected term (in years)	4.5	4.5	4.2
Expected volatility	56.9%	46.9%	37.5%
Dividend yield	1.8%	1.6%	4.1%
Risk-free interest rate	0.6%	0.4%	2.2%
A summary of stock option activity under the 2016 Plan for fiscal 2021 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of January 30, 2021	12,391,932	$20.27
Granted	968,237	$30.55
Exercised	(1,591,414)	$19.07
Forfeited/Expired	(1,078,931)	$22.35
Balance as of January 29, 2022	10,689,824	$21.17
A summary of additional information about stock options is as follows:

	Fiscal Year
($ in millions except per share amounts)	2021	2020	2019
Weighted-average fair value per share of stock options granted	$12.35	$3.28	$5.43
Aggregate intrinsic value of stock options exercised	$20	$—	$1
Fair value of stock options vested	$13	$13	$16

Information about stock options outstanding and exercisable as of January 29, 2022 is as follows:

	Intrinsic Value as of January 29, 2022 (in millions)	Number of Shares as of January 29, 2022	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$35	10,689,824	6.8	$21.17
Options Exercisable	$5	5,090,377	5.4	$26.16
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
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,117,669, 1,718,007, and 1,381,391 shares issued under the ESPP in fiscal 2021, 2020, and 2019, respectively. As of January 29, 2022, there were 14,919,023 shares reserved for future issuances under the ESPP.
Note 12. Leases
Net lease cost recognized on our Consolidated Statements of Operations is summarized as follows:

	Fiscal Year
($ in millions)	2021	2020
Operating lease cost	$947	$1,043
Variable lease cost	428	416
Sublease (income) loss	1	(4)
Net lease cost	$1,376	$1,455

As of January 29, 2022, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
2022	$954
2023	850
2024	745
2025	635
2026	550
Thereafter	2,250
Total minimum lease payments	5,984
Less: Interest	(1,217)
Present value of operating lease liabilities	4,767
Less: Current portion of operating lease liabilities	(734)
Long-term operating lease liabilities	$4,033
During fiscal 2021, non-cash operating lease asset activity, net of remeasurements and modifications, was $140 million and reflects permanent store closures and the derecognition of leases related to the divestitures and changes to our European operating model. During fiscal 2020, non-cash operating lease asset activity, net of remeasurements and modifications, was $(362) million which includes $391 million of operating lease asset impairment. In addition, the non-cash operating lease activity also reflects the impact of permanent store closures resulting from our fleet rationalization efforts during fiscal year 2020. As of January 29, 2022 and January 30, 2021, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $91 million and $127 million, respectively.
As of January 29, 2022 and January 30, 2021, the weighted-average remaining operating lease term was 8.1 years and 8.2 years, respectively, and the weighted-average discount rate was 5.4 percent and 5.1 percent, respectively, for operating leases recognized on our Consolidated Financial Statements.
As of January 29, 2022 and January 30, 2021, the Company's finance leases were not material to our Consolidated Financial Statements.
See Note 1 of Notes to Consolidated Financial Statements for additional disclosures related to leases.
Note 13. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $46 million, $42 million, and $46 million in fiscal 2021, 2020, and 2019, respectively.

We maintain the Gap, Inc. Deferred Compensation Plan, which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee board members to defer receipt of a portion of their board compensation. Plan investments are directed by participants and are recorded at fair market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets. As of January 29, 2022 and January 30, 2021, the assets related to the DCP were $40 million and $43 million, respectively, and were recorded within other long-term assets on the Consolidated Balance Sheets. As of January 29, 2022 and January 30, 2021, the corresponding liabilities related to the DCP were $45 million and $44 million, respectively, and were recorded within other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2021, 2020, and 2019 were not material.
Note 14. Earnings (Loss) per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	Fiscal Year
(shares in millions)	2021	2020	2019
Weighted-average number of shares—basic	376	374	376
Common stock equivalents (1)	7	—	2
Weighted-average number of shares—diluted	383	374	378
__________
(1)For fiscal 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares—diluted were 7 million, 12 million, and 14 million for fiscal 2021, 2020, and 2019, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 29, 2022, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of January 29, 2022 and January 30, 2021, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of January 29, 2022 and January 30, 2021 was not material for any individual Action or in total. Subsequent to January 29, 2022 and through the filing date of March 15, 2022, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.
Note 16. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of January 29, 2022, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of January 29, 2022. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Long-lived assets, excluding long-term deferred tax assets, by geographic location are as follows:

($ in millions)	January 29, 2022	January 30, 2021
U.S. (1)	$6,164	$6,085
Other regions	1,018	1,314
Total long-lived assets	$7,182	$7,399
__________
(1)U.S. includes the United States, Puerto Rico, and Guam.
See Note 3 of Notes to Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.
Note 17. Divestitures
The Company completed the divestitures of its Janie and Jack and Intermix brands during the fifty-two weeks ended January 29, 2022. The divestiture of Janie and Jack was completed on April 8, 2021 and the divestiture of Intermix was completed on May 21, 2021. As a result of these transactions, the Company recognized a pre-tax loss of $59 million within operating expenses on the Consolidated Statements of Operations for the fifty-two weeks ended January 29, 2022.
As part of the Company’s strategic review of its operating model in Europe, the Company reclassified certain assets as held for sale assets that are expected to be sold in the next twelve months. The aggregate carrying amount of the assets held for sale, primarily consisting of property and equipment, was $49 million and was recorded within other current assets on the Consolidated Balance Sheet as of January 29, 2022. On October 1, 2021, we also completed the transition of our Gap France operations to a third party, Hermione People & Brands, to operate Gap France stores as a franchise partner. Additionally, in November 2021, we signed an agreement with a third party, OVS, to operate Gap Italy stores as a franchise partner beginning in fiscal 2022. The impact from these transactions was not material to our Consolidated Financial Statements for the fifty-two weeks ended January 29, 2022.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of January 29, 2022, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 29, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
During fiscal 2021, we completed the implementation of a new human resources management and payroll accounting system. As a result, we updated certain business processes and related internal controls.
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors—Nominees for Election as Directors” and “Corporate Governance—Audit and Finance Committee,” in the 2022 Proxy Statement. See also “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K.
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Compensation and Management Development Committee,” and “Executive Compensation and Related Information” in the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Executive Compensation and Related Information—Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2022 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Corporate Governance—Policies and Procedures with Respect to Related Party Transactions,” "Corporate Governance—Certain Relationships and Related Party Transactions," and “Proposal No. 1 – Election of Directors—Nominees for Election as Directors—Director Independence” in the 2022 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the section entitled “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Firm Fees” in the 2022 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation. (P)	10-K	1-7562	3.1	April 26, 1993

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-K	1-7562	3.2	April 4, 2000

3.3	Amended and Restated Bylaws (effective March 23, 2020).	8-K	1-7562	3.1	March 5, 2020

4.1	Indenture, dated as of September 27, 2021, by and among the Registrant, the Guarantors party thereto and U.S. Bank National Association as trustee, registrar and paying agent.	8-K	1-7562	4.1	September 28, 2021

4.2	Form of 3.625% Senior Note due 2029, included as Exhibit A-1 to the Indenture.	8-K	1-7562	4.2	September 28, 2021

4.3	Form of 3.875% Senior Note due 2031, included as Exhibit A-2 to the Indenture.	8-K	1-7562	4.3	September 28, 2021

4.4	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Third Amended and Restated Revolving Credit Agreement dated as of May 7, 2020.	8-K	1-7562	10.1	May 8, 2020

10.2	Amendment No. 1 to Third Amended and Restated Revolving Credit Agreement dated as of July 12, 2021.	10-Q	1-7562	10.2	August 27, 2021

10.3*	Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., GE Capital Retail Bank and GE Capital Retail Finance Corporation, dated as of February 28, 2014.	10-Q/A	1-7562	10.1	October 10, 2014

10.4	First Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of January 31, 2015.	10-K	1-7562	10.12	March 23, 2015

10.5*	Second Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 8, 2015.	10-Q	1-7562	10.1	September 8, 2015

10.6*	Third Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of December 15, 2015.	10-K	1-7562	10.16	March 21, 2016

10.7*	Fourth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 29, 2016.	10-Q	1-7562	10.1	June 3, 2016

10.8*	Fifth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of April 7, 2017.	10-Q	1-7562	10.1	June 5, 2017

10.9*	Sixth Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of May 22, 2018.	10-Q	1-7562	10.2	August 31, 2018

10.10*	Seventh Amendment to Amended and Restated Consumer Credit Card Program Agreement by and among the Registrant, Gap (Puerto Rico), Inc., GPS Consumer Direct, Inc., Gap (Apparel), LLC, Gap (ITM) Inc., Synchrony Bank (f/k/a GE Capital Retail Bank) and Synchrony Financial, dated as of August 26, 2021.	10-Q	1-7562	10.1	November 24, 2021

10.11	Credit Card Program Agreement, dated as of April 8, 2021, by and among the Registrant, Old Navy, LLC, Banana Republic, LLC, Athleta LLC and Barclays Bank Delaware.	10-Q	1-7562	10.4	May 28, 2021

10.12†	Executive Management Incentive Compensation Award Plan.	DEF 14A	1-7562	App. A	April 7, 2015

10.13†	The Gap, Inc. Executive Deferred Compensation Plan (January 1, 1999 Restatement).	10-Q	1-7562	10.3	December 15, 1998

10.14†	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005.	8-K	1-7562	10.1	November 8, 2005

10.15†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Supplemental Deferred Compensation Plan.	10-K	1-7562	10.29	March 27, 2009

10.16†	Amendment to Executive Deferred Compensation Plan - Suspension of Pending Merger into Supplemental Deferred Compensation Plan.	10-K	1-7562	10.30	March 27, 2009

10.17†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Deferred Compensation Plan.	10-Q	1-7562	10.1	December 8, 2009

10.18†	Deferred Compensation Plan, amended and restated effective September 1, 2011.	10-Q	1-7562	10.1	December 7, 2011

10.19†	Deferred Compensation Plan, amended and restated effective November 17, 2015.	10-K	1-7562	10.24	March 21, 2016

10.20†	Deferred Compensation Plan, amended and restated effective March 24, 2016.	10-Q	1-7562	10.2	June 3, 2016

10.21†	Supplemental Deferred Compensation Plan.	S-8	333-129986	4.1	November 29, 2005

10.22†	First Amendment to Supplemental Deferred Compensation Plan.	10-K	1-7562	10.32	March 27, 2009

10.23†	Second Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.33	March 27, 2009

10.24†	Third Amendment to Supplemental Deferred Compensation Plan - Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.34	March 27, 2009

10.25†	Fourth Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-Q	1-7562	10.2	December 8, 2009

10.26†	2011 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2011

10.27†	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014).	8-K	1-7562	10.1	March 6, 2014

10.28†	2016 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2016

10.29†	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017).	10-K	1-7562	10.30	March 20, 2018

10.30†	Amended and Restated 2016 Long Term-Incentive Plan (effective May 21, 2019).	DEF 14A	1-7562	App. A	April 9, 2019

10.31†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 11, 2021).	DEF 14A	1-7562	App. B	March 30, 2021

10.32†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.8	June 8, 2011

10.33†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.9	August 31, 2012

10.34†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.72	March 26, 2013

10.35†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2014

10.36†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 6, 2015

10.37†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.60	March 21, 2016

10.38†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2017

10.39†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 16, 2018

10.40†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2019

10.41†	2020 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 13, 2020

10.42†	2021 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2021

10.43†	2022 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 11, 2022

10.44†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2017

10.45†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 16, 2018

10.46†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 15, 2019

10.47†	2020 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 13, 2020

10.48†	2021 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2021

10.49†	2022 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 11, 2022

10.50†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.75	March 21, 2016

10.51†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2017

10.52†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 16, 2018

10.53†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 15, 2019

10.54†	2020 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 13, 2020

10.55†	2021 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2021

10.56†	2022 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 11, 2022

10.57†	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 16, 2018

10.58†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.10	June 8, 2011

10.59†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 9, 2017

10.60†	2020 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 13, 2020

10.61†	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017.	10-Q	1-7562	10.1	August 25, 2017

10.62†	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017.	10-Q	1-7562	10.2	June 5, 2017

10.63†	Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant.	10-K	1-7562	10.57	March 17, 2020

10.64†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant.	10-Q	1-7562	10.4	November 25, 2020

10.65†	Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant.	10-Q	1-7562	10.3	November 25, 2020

10.66†	Amendment, dated November 20, 2020, to the Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant.	10-Q	1-7562	10.6	November 25, 2020

10.67†	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016.	10-Q	1-7562	10.3	June 3, 2016

10.68†	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017.	10-Q	1-7562	10.5	June 5, 2017

10.69†	Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant.	10-K	1-7562	10.64	March 17, 2020

10.70†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant.	10-Q	1-7562	10.7	November 25, 2020

10.71†	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016.	8-K	1-7562	10.1	April 13, 2016

10.72†	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017.	10-Q	1-7562	10.10	June 5, 2017

10.73†	Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant.	8-K	1-7562	10.1	March 5, 2020

10.74†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant.	10-Q	1-7562	10.10	November 25, 2020

10.75†	Letter Agreement dated March 10, 2020 by and between Katrina O'Connell and the Registrant.	10-K	1-7562	10.74	March 17, 2020

10.76†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Katrina O’Connell and the Registrant.	10-Q	1-7562	10.8	November 25, 2020

10.77†	Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant.	10-Q	1-7562	10.1	November 25, 2020

10.78†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant.	10-Q	1-7562	10.9	November 25, 2020

10.79†	Letter Agreement dated November 17, 2020 by and between Asheesh Saksena and the Registrant.	10-K	1-7562	10.82	March 16, 2021

10.80†	Letter Agreement dated November 17, 2020 by and between Sandra Stangl and the Registrant.	10-K	1-7562	10.83	March 16, 2021

10.81†	Letter Agreement dated March 15, 2021 by and between John Strain and the Registrant.					X

10.82†	Letter Agreement dated November 3, 2021 by and between Mary Beth Laughton and the Registrant.					X

10.83†	Form of Restricted Stock Unit Award Agreement with Bob L. Martin under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.9	June 9, 2020

14	Code of Business Conduct.	10-K	1-7562	14	March 26, 2010

21	Subsidiaries of Registrant.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 29, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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

THE GAP, INC.

Date:	March 15, 2022	By	/s/ SONIA SYNGAL
Sonia Syngal Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 15, 2022	By	/s/ KATRINA O'CONNELL
Katrina O'Connell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2022	By	/s/ ELISABETH B. DONOHUE
Elisabeth B. Donohue, Director

Date:	March 15, 2022	By	/s/ JOHN J. FISHER
John J. Fisher, Director

Date:	March 15, 2022	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 15, 2022	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 15, 2022	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 15, 2022	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 15, 2022	By	/s/ AMY MILES
Amy Miles, Director

Date:	March 15, 2022	By	/s/ JORGE P. MONTOYA
Jorge P. Montoya, Director

Date	March 15, 2022	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 15, 2022	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 15, 2022	By	/s/ SALAAM COLEMAN SMITH
Salaam Coleman Smith, Director