Form 10-Q
period 2022-04-30
GAP INC
filed 2022-05-27
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 20, 2022 was 367,968,088.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•the potential impact of global supply chain disruptions and the COVID-19 pandemic on the assumptions and estimates used when preparing the Condensed Consolidated Financial Statements;
•the impact of recent accounting pronouncements;
•our new credit card program with Barclays and Mastercard, as well as discontinuing our existing program with Synchrony Financial, and the timing of revenue recognition of upfront payments related to the new program;
•the timing of recognition in income of unrealized gains and losses from designated cash flow hedges;
•the impact of losses due to indemnification obligations;
•the outcome of proceedings, lawsuits, disputes, and claims, including the impact of such actions on the Condensed Consolidated Financial Statements;
•our arrangements with third parties to operate stores and websites selling apparel and related products under our brand names;
•our plans to introduce certain stored inventory into the market;
•opening additional shop-in-shops in the United Kingdom and migrating our United Kingdom and Ireland e-commerce business to the Next Total Platform as part of our joint venture with Next Plc;
•transforming our business model by using strong local partnerships to grow our brands and amplify our reach;
•our plans to reduce the number of Gap and Banana Republic stores in North America;
•driving improved sales at Old Navy through assortment improvements and a balanced and relevant category mix;
•reducing our fixed cost structure to fuel demand generation investments;
•leveraging our scale to navigate disruptions and constraints in global supply chain;
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
•continuing to integrate social and environmental sustainability into business practices to support long-term growth;
•our Power Plan strategy and our ability to execute against it, including by leveraging our competitive strengths;
•our ability to supplement near-term liquidity, if necessary, with the ABL Facility or other available market instruments;
•the impact of seasonality, the COVID-19 pandemic and global supply chain disruption on certain asset and liability accounts as well as cash inflows and outflows;
•the ability of our cash flows from our operations, current balances of cash and cash equivalents, the Senior Notes and the ABL Facility and other available market instruments to support our business operations;
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
•the risk that our estimates regarding consumer demand are inaccurate, or that economic conditions including delayed shipments and other global supply chain challenges worsen beyond what we currently estimate;

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
•the risk that global supply chain delays will result in receiving inventory after the applicable selling season and lead to significant impairment charges;
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
•the risks to our business, including our costs and global supply chain, associated with global sourcing and manufacturing;
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of May 27, 2022. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
Current assets:
Cash and cash equivalents	$845	$877	$2,066
Short-term investments	—	—	475
Merchandise inventory	3,169	3,018	2,370
Other current assets	991	1,270	1,091
Total current assets	5,005	5,165	6,002
Property and equipment, net of accumulated depreciation of $4,967, $5,071 and $5,616	2,791	3,037	2,839
Operating lease assets	3,587	3,675	4,060
Other long-term assets	874	884	703
Total assets	$12,257	$12,761	$13,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$1,951	$1,530
Accrued expenses and other current liabilities	1,127	1,367	1,294
Current portion of operating lease liabilities	717	734	798
Income taxes payable	29	25	16
Total current liabilities	3,472	4,077	3,638
Long-term liabilities:
Revolving credit facility	350	—	—
Long-term debt	1,485	1,484	2,218
Long-term operating lease liabilities	3,921	4,033	4,449
Other long-term liabilities	575	445	493
Total long-term liabilities	6,331	5,962	7,160
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 369, 371, and 377 shares	19	19	19
Additional paid-in capital	—	43	118
Retained earnings	2,389	2,622	2,667
Accumulated other comprehensive income	46	38	2
Total stockholders’ equity	2,454	2,722	2,806
Total liabilities and stockholders’ equity	$12,257	$12,761	$13,604
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	April 30, 2022	May 1, 2021
Net sales	$3,477	$3,991
Cost of goods sold and occupancy expenses	2,381	2,361
Gross profit	1,096	1,630
Operating expenses	1,293	1,390
Operating income (loss)	(197)	240
Interest expense	20	54
Interest income	(1)	(1)
Income (loss) before income taxes	(216)	187
Income taxes	(54)	21
Net income (loss)	$(162)	$166
Weighted-average number of shares - basic	370	376
Weighted-average number of shares - diluted	370	385
Earnings (loss) per share - basic	$(0.44)	$0.44
Earnings (loss) per share - diluted	$(0.44)	$0.43
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Net income (loss)	$(162)	$166
Other comprehensive income (loss), net of tax
Foreign currency translation	3	(3)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $2 and $—	7	(7)
Reclassification adjustment for losses (gains) on derivative financial instruments, net of (tax) tax benefit of $(1) and $—	(2)	3
Other comprehensive income (loss), net of tax	8	(7)
Comprehensive income (loss)	$(154)	$159
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
Net loss for the 13 weeks ended April 30, 2022				(162)		(162)
Other comprehensive income (loss), net of tax
Foreign currency translation					3	3
Change in fair value of derivative financial instruments					7	7
Amounts reclassified from accumulated other comprehensive income					(2)	(2)
Repurchases and retirement of common stock	(4)	—	(39)	(15)		(54)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(14)			(14)
Share-based compensation, net of forfeitures			3			3
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of April 30, 2022	369	$19	$—	$2,389	$46	$2,454

Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
Net income for the 13 weeks ended May 1, 2021				166		166
Other comprehensive income (loss), net of tax
Foreign currency translation					(3)	(3)
Change in fair value of derivative financial instruments					(7)	(7)
Amounts reclassified from accumulated other comprehensive income					3	3
Issuance of common stock related to stock options and employee stock purchase plans	1	—	25			25
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(32)			(32)
Share-based compensation, net of forfeitures			40			40
Balance as of May 1, 2021	377	$19	$118	$2,667	$2	$2,806

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income (loss)	$(162)	$166
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	130	120
Share-based compensation	1	36
Impairment of operating lease assets	—	5
Impairment of store assets	3	—
Amortization of debt issuance costs	2	4
Non-cash and other items	(3)	13
Loss on divestiture activity	—	56
Deferred income taxes	(1)	18
Changes in operating assets and liabilities:
Merchandise inventory	(166)	69
Other current assets and other long-term assets	57	10
Accounts payable	(336)	(205)
Accrued expenses and other current liabilities	(236)	40
Income taxes payable, net of receivables and other tax-related items	369	(18)
Other long-term liabilities	20	41
Operating lease assets and liabilities, net	(40)	(15)
Net cash provided by (used for) operating activities	(362)	340
Cash flows from investing activities:
Purchases of property and equipment	(228)	(124)
Net proceeds from sale of building	333	—
Purchases of short-term investments	—	(298)
Proceeds from sales and maturities of short-term investments	—	233
Proceeds from divestiture activity	—	28
Net cash provided by (used for) investing activities	105	(161)
Cash flows from financing activities:
Proceeds from revolving credit facility	350	—
Proceeds from issuances under share-based compensation plans	7	25
Withholding tax payments related to vesting of stock units	(14)	(32)
Repurchases of common stock	(54)	—
Cash dividends paid	(56)	(91)
Net cash provided by (used for) financing activities	233	(98)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(7)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(31)	80
Cash, cash equivalents, and restricted cash at beginning of period	902	2,016
Cash, cash equivalents, and restricted cash at end of period	$871	$2,096
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$32	$2
Cash paid (received) for income taxes during the period, net of refunds	$(420)	$20
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of April 30, 2022 and May 1, 2021 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 29, 2022 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
The results of operations for the 13 weeks ended April 30, 2022 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 28, 2023.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
In March 2020, the World Health Organization declared the coronavirus disease ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. The COVID-19 pandemic continues to impact the global economy.
During the second half of fiscal 2021, global supply chain disruption, including increased port congestion and COVID-related factory closures, caused significant product delays resulting in brands being unable to fully meet customer demand. During the 13 weeks ended April 30, 2022, we continued to encounter global supply chain disruptions and store closures in certain international markets.
We will continue to consider the impact of the global supply chain disruptions and the COVID-19 pandemic on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes, and the impairment of long-lived store assets and operating lease assets. Actual results could differ from those estimates. If the economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of April 30, 2022, restricted cash primarily included consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$845	$877	$2,066
Restricted cash included in other long-term assets	26	25	30
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$871	$902	$2,096
Accounting Pronouncements
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
Net sales disaggregated for stores and online sales are as follows:

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Store sales (1)	$2,137	$2,384
Online sales (2)	1,340	1,607
Total net sales	$3,477	$3,991
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended April 30, 2022
U.S. (1)	$1,673	$497	$416	$344	$3	$2,933
Canada	147	64	43	9	—	263
Europe	1	54	1	2	—	58
Asia	—	141	16	—	—	157
Other regions	20	35	6	5	—	66
Total	$1,841	$791	$482	$360	$3	$3,477

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
13 Weeks Ended May 1, 2021
U.S. (1)	$2,099	$556	$333	$347	$89	$3,424
Canada	159	68	34	—	—	261
Europe	—	69	3	—	—	72
Asia	1	163	16	—	—	180
Other regions	21	30	3	—	—	54
Total	$2,280	$886	$389	$347	$89	$3,991
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue generating strategic initiatives.
(3)Primarily consists of net sales for the Intermix brand, which was divested on May 21, 2021. Also includes net sales for the Janie and Jack brand through April 7, 2021.

Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended April 30, 2022, the opening balance of deferred revenue for these obligations was $345 million, of which $127 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $323 million as of April 30, 2022.
For the 13 weeks ended May 1, 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $89 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $222 million as of May 1, 2021.
The increase in the deferred revenue balance as of April 30, 2022 and the revenue recognition during the 13 weeks ended April 30, 2022 is primarily due to the issuance of additional loyalty points with the launch of our new integrated loyalty program across the U.S. and Puerto Rico in July 2021.
In April 2021, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program that is expected to begin in the second quarter of fiscal 2022. Accordingly, our private label credit card program with Synchrony Financial will be discontinued upon the launch of the new long-term credit card program. As of April 30, 2022, the Company has received $60 million related to the new agreements, which was primarily recorded in other long-term liabilities on our Condensed Consolidated Balance Sheet as of April 30, 2022. Upon program launch, this upfront payment will be recognized as revenue over the term of the agreement.
Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Secured Notes
2023 Notes	$—	$—	$500
2025 Notes	—	—	750
2027 Notes	—	—	1,000
Senior Notes
2029 Notes	750	750	—
2031 Notes	750	750	—
Less: Unamortized debt issuance costs	(15)	(16)	(32)
Total long-term debt	$1,485	$1,484	$2,218
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Notes
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
In September 2021, we completed the issuance of $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of April 30, 2022, the aggregate estimated fair value of the Senior Notes was $1.21 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheet, net of the unamortized debt issuance cost.

In May 2020, we entered into a senior secured asset-based revolving credit agreement (the "ABL Facility"), which has a $1.8675 billion borrowing capacity and bears interest at a base rate (typically LIBOR) plus a margin depending on borrowing base availability. The ABL Facility is scheduled to expire in May 2023. We also have the ability to issue letters of credit on our ABL Facility. As of April 30, 2022, we had $51 million in standby letters of credit issued under the ABL Facility.
On February 9, 2022, the Company borrowed $350 million under the ABL Facility. The variable interest rate on the drawn amount is monthly LIBOR plus 200 basis points, subject to a LIBOR floor of 75 basis points. The borrowing was recorded in long-term liabilities on our Condensed Consolidated Balance Sheet as of April 30, 2022.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $48 million as of April 30, 2022. As of April 30, 2022, there were no borrowings under the Foreign Facilities. There were $9 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of April 30, 2022.
We have bilateral unsecured standby letter of credit agreements that are uncommitted and do not have expiration dates. There were no material standby letters of credit issued under these agreements as of April 30, 2022.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 weeks ended April 30, 2022 or May 1, 2021. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 for the 13 weeks ended April 30, 2022 or May 1, 2021.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	April 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16	$—	$16	$—
Derivative financial instruments	44	—	44	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$104	$40	$60	$4
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27	$—	$27	$—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$87	$40	$43	$4
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	May 1, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$143	$—	$143	$—
Short-term investments	475	365	110	—
Derivative financial instruments	6	—	6	—
Deferred compensation plan assets	49	49	—	—
Other assets	4	—	—	4
Total	$677	$414	$259	$4
Liabilities:
Derivative financial instruments	$30	$—	$30	$—
We have highly liquid fixed and variable income investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed primarily in time deposits.

Our available-for-sale securities are comprised of investments in debt securities and are recorded in both short-term investments and cash and cash equivalents on the Condensed Consolidated Balance Sheet. These securities are recorded at fair value using market prices. As of April 30, 2022 and January 29, 2022, the Company held no available-for-sale debt securities on the Condensed Consolidated Balance Sheets. As of May 1, 2021, the Company held $475 million of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheet. In addition, as of May 1, 2021, the Company held $25 million of available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were not material as of May 1, 2021.
The Company regularly reviews any available-for-sale debt securities for other-than-temporary impairment. For the 13 weeks ended May 1, 2021, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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
There were no material impairment charges recorded for long-lived assets during the 13 weeks ended April 30, 2022 or May 1, 2021.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 weeks ended April 30, 2022 or May 1, 2021.
Note 5. Income Taxes
The effective income tax rate was 25.0 percent for the 13 weeks ended April 30, 2022, compared with 11.2 percent for the 13 weeks ended May 1, 2021. The increase in the effective tax rate is primarily due to the impact of the tax benefit resulting from divestiture activity that occurred during the first quarter of fiscal 2021 and changes in the jurisdictional mix of pretax income.
Note 6. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are the Canadian dollar, British pound, Japanese yen, Mexican peso, New Taiwan dollar, Euro, and Chinese yuan. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
Derivative financial instruments are recorded at fair value on the Condensed Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or other long-term liabilities.

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
Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Derivatives designated as cash flow hedges	$373	$524	$343
Derivatives not designated as hedging instruments	758	702	683
Total	$1,131	$1,226	$1,026
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	April 30, 2022	January 29, 2022	May 1, 2021
Derivatives designated as cash flow hedges:
Other current assets	$16	$10	$4
Accrued expenses and other current liabilities	—	—	19

Derivatives not designated as hedging instruments:
Other current assets	28	6	2
Accrued expenses and other current liabilities	1	2	11

Total derivatives in an asset position	$44	$16	$6
Total derivatives in a liability position	$1	$2	$30
All of the unrealized gains and losses from designated cash flow hedges as of April 30, 2022 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of April 30, 2022 shown above.
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

The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	13 Weeks Ended April 30, 2022		13 Weeks Ended May 1, 2021
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,381	$1,293	$2,361	$1,390

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(3)	—	3	—
Derivatives not designated as hedging instruments	—	(22)	—	11
Total (gain) loss recognized in net income (loss)	$(3)	$(22)	$3	$11
Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	April 30, 2022	May 1, 2021
Number of shares repurchased (1)	3.7	—
Total cost	$54	$—
Average per share cost including commissions	$14.47	$—
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board of Directors approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $545 million remaining as of April 30, 2022. All common stock repurchased is immediately retired.
Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended
(shares in millions)	April 30, 2022	May 1, 2021
Weighted-average number of shares - basic	370	376
Common stock equivalents (1)	—	9
Weighted-average number of shares - diluted	370	385
_________
(1)For the thirteen weeks ended April 30, 2022, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company's net loss for the period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 12 million and 7 million for the 13 weeks ended April 30, 2022 and May 1, 2021, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of April 30, 2022, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of April 30, 2022, January 29, 2022, and May 1, 2021, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to April 30, 2022, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of April 30, 2022, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of April 30, 2022. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.
Note 11. Divestitures
On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS S.p.A. ("OVS"), to operate Gap Italy stores as a franchise partner. The impact from the transaction was not material to our Condensed Consolidated Financial Statements for the 13 weeks ended April 30, 2022. The Company has also reclassified certain assets as held for sale assets that are expected to be sold in the next 12 months related to our distribution center in Rugby, England. The aggregate carrying amount of the assets held for sale, primarily consisting of fixed assets, was $45 million and was recorded within other current assets on the Condensed Consolidated Balance Sheet as of April 30, 2022.
On April 8, 2021, the Company divested the Janie and Jack brand. In addition, the Company reclassified $109 million of assets and $112 million of liabilities for the Intermix brand as held for sale within other current assets and accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet as of May 1, 2021 and measured the disposal group at its estimated fair value less costs to sell. The aggregate carrying amount of assets and liabilities for amounts classified as held for sale primarily consisted of $61 million of net operating lease assets, $19 million of inventory, and $97 million of operating lease liabilities. The divestiture of Intermix was completed on May 21, 2021. As a result of these transactions, the Company recognized a pre-tax loss of $56 million within operating expenses on the Condensed Consolidated Statements of Operations for the 13 weeks ended May 1, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We have Company-operated stores in the United States, Canada, Japan, China, Taiwan, and Mexico. Our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
OVERVIEW
Financial results for the first quarter of fiscal 2022 are as follows:
•Net sales for the first quarter of fiscal 2022 decreased 13 percent compared with the first quarter of fiscal 2021.
•Online sales for the first quarter of fiscal 2022 decreased 17 percent compared with the first quarter of fiscal 2021 and store sales for the first quarter of fiscal 2022 decreased 10 percent compared with the first quarter of fiscal 2021.
•Gross profit for the first quarter of fiscal 2022 was $1.10 billion compared with $1.63 billion for the first quarter of fiscal 2021. Gross margin for the first quarter of fiscal 2022 was 31.5 percent compared with 40.8 percent for the first quarter of fiscal 2021.
•Operating loss for the first quarter of fiscal 2022 was $(197) million compared with operating income of $240 million for the first quarter of fiscal 2021.
•The effective income tax rate for the first quarter of fiscal 2022 was 25.0 percent compared with 11.2 percent for the first quarter of fiscal 2021.
•Net loss for the first quarter of fiscal 2022 was $(162) million compared with net income of $166 million for the first quarter of fiscal 2021.
•Diluted loss per share was $(0.44) for the first quarter of fiscal 2022 compared with diluted earnings per share of $0.43 for the first quarter of fiscal 2021.
During the first quarter of fiscal 2022, our quarterly results were negatively impacted primarily by the continued global supply chain disruption, as well as product assortment and acceptance issues in key categories, largely at Old Navy, related to the post-COVID lifestyle consumer shift into occasion and work-based categories compared to the active and casual category preference last year. The quarterly results were also impacted by execution missteps in size and assortment at Old Navy related to BODEQUALITY, our extended size initiative launched in the third quarter of fiscal 2021. Global supply chain disruptions continued to affect our quarterly results due to difficulty managing the timing of seasonal inventory flows, and an inability to quickly react to changing consumer preferences. As a result, inventory levels are higher with an increase in extended-life basics and select seasonal basics being stored at distribution centers for expected introduction into the market in the second half of fiscal 2022 and first half of fiscal 2023.
While we navigate these temporary headwinds, we remain focused on our key initiatives for our Power Plan strategy. Each of our purpose-led, lifestyle brands are finding new and relevant ways to expand customer reach. In the first quarter of fiscal 2022, we have expanded Banana Republic into new lifestyle categories through the launch of BR Baby and BR Athletics, debuted new product collaborations for Athleta and Gap, and expanded our international franchise presence.
In the first quarter of fiscal 2022, we completed our European partnership transition of our Gap Italy operations to OVS who will operate Gap Italy stores as a franchise partner. In addition, in March 2022, the first Gap branded shop-in-shop opened in the United Kingdom as a part of the Company's joint venture with Next Plc ("Next"). The joint venture is planning to launch additional shop-in-shops in the United Kingdom throughout 2022 and is preparing to migrate Gap’s United Kingdom and Ireland e-commerce business to the Next Total Platform. In addition to these changes to our European operating model, we are in the process of seeking regulatory approvals to transition our Old Navy Mexico operations to a franchise partner. We believe these transformations of our business model will streamline our operations by using strong local partnerships to grow our brands and amplify our reach.
The Company continues to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of April 30, 2022, we have closed, net of openings, 259 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.

We remain focused on the following strategic priorities in the near term:
•driving improved sales at Old Navy through assortment improvements and a balanced and relevant category mix;
•reducing our fixed cost structure to fuel demand generation investments;
•leveraging our scale to navigate disruptions and constraints in global supply chain;
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
We believe focusing on these priorities in the near term will propel the Company to execute against its Power Plan strategy, including leveraging:
•The Power of its Brands, reflected by the Company’s four purpose-led, lifestyle brands: Old Navy, Gap, Banana Republic, and Athleta;
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

RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through online channels. The calculation of Gap Inc. Comp Sales excludes the results of our franchise business. Gap Inc. Comp Sales included the results of Janie and Jack and Intermix until the divestitures of those brands in fiscal 2021.
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
For the 13 weeks ended April 30, 2022 and May 1, 2021, any stores temporarily closed for more than three days as a result of the COVID-19 pandemic were excluded from the Comp Sales calculations. After stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation for each period.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

13 Weeks Ended
April 30, 2022
Old Navy Global	(22)%
Gap Global	(11)%
Banana Republic Global	27%
Athleta Global	(7)%
The Gap, Inc.	(14)%

13 Weeks Ended
May 1, 2021
Old Navy Global	35%
Gap Global	29%
Banana Republic Global	(4)%
Athleta Global	27%
The Gap, Inc.	28%

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2022	13 Weeks Ended April 30, 2022		April 30, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,252	9	3	1,258	20.2
Gap North America	520	1	9	512	5.4
Gap Asia	329	3	4	328	2.7
Gap Europe (1)	11	—	—	—	—
Banana Republic North America	446	1	2	445	3.7
Banana Republic Asia	50	1	—	51	0.2
Athleta North America	227	6	2	231	1.0
Company-operated stores total	2,835	21	20	2,825	33.2
Franchise (1)	564	23	9	589	N/A
Total	3,399	44	29	3,414	33.2
Decrease over prior year				(4.4)%	(4.3)%

	January 30, 2021	13 Weeks Ended May 1, 2021		May 1, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	24	2	1,242	19.9
Gap North America	556	1	5	552	5.8
Gap Asia	340	5	8	337	2.9
Gap Europe	117	1	2	116	1.0
Banana Republic North America	471	1	3	469	4.0
Banana Republic Asia	47	3	2	48	0.2
Athleta North America	199	3	—	202	0.8
Intermix North America	31	—	—	31	0.1
Janie and Jack North America (2)	119	—	—	—	—
Company-operated stores total	3,100	38	22	2,997	34.7
Franchise	615	36	77	574	N/A
Total	3,715	74	99	3,571	34.7
Decrease over prior year				(8.7)%	(5.4)%
__________
(1)The 11 Gap Italy stores that were transitioned to OVS during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes these stores and the ending balance for Franchise includes these stores.
(2)On April 8, 2021, the Company completed the divestiture of the Janie and Jack brand. The 119 stores divested are not included as store closures or in the ending balance for fiscal 2021.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2022 decreased $514 million, or 13 percent, compared with the first quarter of fiscal 2021, driven primarily by Old Navy as a result of challenges related to product acceptance and BODEQUALITY program execution, compounded by continued global supply chain disruptions. Net sales were also negatively impacted by strategic store closures and the divestitures of the Janie and Jack and Intermix brands last year, offset by the positive impact of growth in Banana Republic net sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Cost of goods sold and occupancy expenses	$2,381	$2,361
Gross profit	$1,096	$1,630
Cost of goods sold and occupancy expenses as a percentage of net sales	68.5%	59.2%
Gross margin	31.5%	40.8%
Cost of goods sold and occupancy expenses increased 9.3 percentage points as a percentage of net sales in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021.
•Cost of goods sold increased 7.6 percentage points as a percentage of net sales in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021, primarily driven by increased average unit costs largely due to air freight expenses, as well as higher promotional activity.
•Occupancy expenses increased 1.7 percentage points as a percentage of net sales in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021, primarily driven by a decrease in net sales without a corresponding decrease in fixed occupancy expenses.
Operating Expenses

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Operating expenses	$1,293	$1,390
Operating expenses as a percentage of net sales	37.2%	34.8%
Operating margin	(5.7)%	6.0%
Operating expenses decreased $97 million but increased 2.4 percentage points as a percentage of net sales in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 primarily due to a decrease in net sales as well as the following:
•a decrease in performance-based compensation; and
•a loss on divestiture activity that occurred during the first quarter of fiscal 2021 related to the Janie and Jack and Intermix brands; partially offset by
•an increase in advertising expense.
Interest Expense

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Interest expense	$20	$54
Interest expense decreased $34 million or 63 percent during the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021, primarily due to lower interest rates and principal for outstanding borrowings for the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021.

Income Taxes

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Income taxes	$(54)	$21
Effective tax rate	25.0%	11.2%
The increase in the effective tax rate for the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 is primarily due to the impact of the tax benefit resulting from divestiture activity that occurred during the first quarter of fiscal 2021 and changes in the jurisdictional mix of pretax income.
LIQUIDITY AND CAPITAL RESOURCES
As of April 30, 2022, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents	$845	$—	$845
Debt
3.625 percent 2029 Notes	750	750	—
3.875 percent 2031 Notes	750	750	—
Total	$2,345	$1,500	$845
We are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. During the first quarter of fiscal 2022, the Company borrowed $350 million under the ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, air freight and shipping costs, and payment of taxes. As our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period, we fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. The seasonality of our operations, in addition to the impact of the COVID-19 pandemic and global supply chain disruption, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
We believe our existing balances of cash and cash equivalents, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, share repurchases, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash used for operating activities was $362 million during the first quarter of fiscal 2022 compared with $340 million of cash provided by operating activities during the first quarter of fiscal 2021, primarily due to the following:
    Net Income (Loss)
•Net loss compared with net income in prior comparable period;
Changes in operating assets and liabilities
•a decrease of $276 million related to accrued expenses and other current liabilities in part due to bonus payout during the first quarter of fiscal 2022 and a decrease in accrued bonus for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021; and
•a decrease of $235 million related to merchandise inventory during the first quarter of fiscal 2022 primarily due to timing of receipts as a result of global supply chain disruptions, including higher inventory due to extended-life basics and select seasonal basic product being stored at distribution centers through the first half of fiscal 2023; and
•a decrease of $131 million related to accounts payable primarily due to timing and increased payments for inventory during the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021; partially offset by
•an increase of $387 million related to income taxes payable, net of receivables and other tax-related items, primarily due to receipt of tax refunds during the first quarter of fiscal 2022 related to our fiscal 2020 net operating loss carryback claims.

Cash Flows from Investing Activities
Net cash provided by investing activities was $105 million during the first quarter of fiscal 2022 compared with $161 million of cash used for investing activities during the first quarter of fiscal 2021, primarily due to the following:
•$333 million in net proceeds received for the sale of a building during the first quarter of fiscal 2022; partially offset by
•$104 million more purchases of property and equipment during the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021.
Cash Flows from Financing Activities
Net cash provided by financing activities was $233 million during the first quarter of fiscal 2022 compared with $98 million of cash used for financing activities during the first quarter of fiscal 2021, primarily due to $350 million in proceeds received as a result of borrowing from the ABL Facility during the first quarter of fiscal 2022.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	April 30, 2022	May 1, 2021
Net cash provided by (used for) operating activities	$(362)	$340
Less: Purchases of property and equipment	(228)	(124)
Free cash flow	$(590)	$216
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the first quarter of fiscal 2022. In May 2022, our board of directors authorized a dividend of $0.15 per share for the second quarter of fiscal 2022.
Share Repurchases
Certain financial information about the Company’s share repurchases is set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 29, 2022, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 29, 2022, is disclosed in our Annual Report on Form 10-K and has not significantly changed other than the $350 million variable-rate borrowing under our ABL Facility, which is subject to interest rate risk due to changes in LIBOR. See Notes 3, 4, and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for disclosures on our debt and credit facilities, investments, and derivative financial instruments.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.     Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made for the 13 weeks ended April 30, 2022 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (January 30 - February 26)	1,244,008	$16.04	1,244,008	$ 579 million
Month #2 (February 27 - April 2)	698,665	$14.34	698,665	$ 569 million
Month #3 (April 3 - April 30)	1,805,350	$13.45	1,805,350	$ 545 million
Total	3,748,023	$14.47	3,748,023
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
(2)In February 2019, we announced that the Board of Directors approved a $1 billion share repurchase authorization, which has no expiration date.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective March 23, 2020)	8-K	1-7562	3.1	March 5, 2020
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
_____________________________
(P)    This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	May 27, 2022	By	/s/ Sonia Syngal
Sonia Syngal
Chief Executive Officer
(Principal Executive Officer)

Date:	May 27, 2022	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)