Form 10-Q
period 2022-07-30
GAP INC
filed 2022-08-26
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 19, 2022 was 363,696,901.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•the potential impact of global economic conditions on the assumptions and estimates used when preparing the Condensed Consolidated Financial Statements;
•the impact of recent accounting pronouncements;
•the timing of revenue recognition of upfront payments related to our new credit card program agreements with Barclays and Mastercard;
•the timing of recognition in income of unrealized gains and losses from designated cash flow hedges;
•the impact of losses due to indemnification obligations on the Condensed Consolidated Financial Statements;
•the outcome of proceedings, lawsuits, disputes, and claims, including the impact of such actions on the Condensed Consolidated Financial Statements and our financial results;
•our arrangements with third parties to operate stores and websites selling apparel and related products under our brand names;
•our plans to introduce certain stored inventory into the market and the impact on inventory expenditures in future periods;
•actions to improve profitability and cash flow in the near term including reducing our operating expenses and capital expenditures, and rebalancing our inventory assortments by reducing future receipts and impairing unproductive inventory;
•driving an improved customer experience and better showcasing the merchandise that resonates with our customer;
•growing and deepening our connections with our loyalty customers through our new credit card program with Barclays and Mastercard;
•our plans to rationalize the Gap and Banana Republic store fleet by reducing the number of Gap and Banana Republic stores in North America;
•strategic transformations of our business model to streamline our operations by using strong local partnerships to grow our brands and amplify our reach;
•launching additional shop-in-shops in the United Kingdom through our joint venture with Next Plc;
•driving improved sales through assortment improvements and a balanced and relevant category mix;
•reducing our fixed cost structure to improve profitability and manage through current macro-economic challenges;
•leveraging our scale to navigate disruptions and constraints in global supply chain;
•managing inventory to support a healthy merchandise margin;
•prioritizing asset-light growth through licensing, online, and franchise partnerships globally;
•creating product that offers value to our customers through a combination of fit, quality, brand and price;
•optimizing investments in our four purpose-led lifestyle brands to drive relevance and gain market share;
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
•the impact of seasonality and global economic conditions on certain asset and liability accounts as well as cash inflows and outflows;
•the ability of our cash flows from our operations, current balances of cash and cash equivalents, the Senior Notes and the ABL Facility, and other available market instruments to support our business operations;
•the importance of our sustained ability to generate free cash flow, which is a non-GAAP financial measure and is defined and discussed in more detail in Item 2 of Part 1 of this Form 10-Q below;
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
•the risk that global economic conditions worsen beyond what we currently estimate;
•the risk that global supply chain delays will result in receiving inventory after the applicable selling season;
•the risk that we or our franchisees may be unsuccessful in gauging apparel trends and changing consumer preferences or responding with sufficient lead time;
•the risk that inventory delays and product acceptance issues will result in significant impairment charges;
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
•the risk that our comparable sales and margins may experience fluctuations or that we may fail to meet financial market expectations;
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
•reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards;
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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 26, 2022. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$708	$877	$2,375
Short-term investments	—	—	337
Merchandise inventory	3,135	3,018	2,281
Other current assets	1,106	1,270	1,201
Total current assets	4,949	5,165	6,194
Property and equipment, net of accumulated depreciation of $4,950, $5,071 and $5,603	2,809	3,037	2,897
Operating lease assets	3,532	3,675	3,975
Other long-term assets	881	884	693
Total assets	$12,171	$12,761	$13,759
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,640	$1,951	$1,583
Accrued expenses and other current liabilities	1,216	1,367	1,252
Current portion of operating lease liabilities	717	734	789
Income taxes payable	41	25	27
Total current liabilities	3,614	4,077	3,651
Long-term liabilities:
Revolving credit facility	350	—	—
Long-term debt	1,485	1,484	2,220
Long-term operating lease liabilities	3,857	4,033	4,348
Other long-term liabilities	560	445	520
Total long-term liabilities	6,252	5,962	7,088
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 364, 371, and 376 shares	18	19	19
Additional paid-in capital	—	43	114
Retained earnings	2,241	2,622	2,879
Accumulated other comprehensive income	46	38	8
Total stockholders’ equity	2,305	2,722	3,020
Total liabilities and stockholders’ equity	$12,171	$12,761	$13,759
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$3,857	$4,211	$7,334	$8,202
Cost of goods sold and occupancy expenses	2,527	2,388	4,908	4,749
Gross profit	1,330	1,823	2,426	3,453
Operating expenses	1,358	1,414	2,651	2,804
Operating income (loss)	(28)	409	(225)	649
Interest expense	21	51	41	105
Interest income	(1)	(1)	(2)	(2)
Income (loss) before income taxes	(48)	359	(264)	546
Income taxes	1	101	(53)	122
Net income (loss)	$(49)	$258	$(211)	$424
Weighted-average number of shares - basic	367	378	369	377
Weighted-average number of shares - diluted	367	386	369	385
Earnings (loss) per share - basic	$(0.13)	$0.68	$(0.57)	$1.12
Earnings (loss) per share - diluted	$(0.13)	$0.67	$(0.57)	$1.10
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income (loss)	$(49)	$258	$(211)	$424
Other comprehensive income (loss), net of tax
Foreign currency translation	4	1	7	(2)
Change in fair value of derivative financial instruments, net of tax (tax benefit) of $—, $—, $2, and $—	2	—	9	(7)
Reclassification adjustment for losses (gains) on derivative financial instruments, net of (tax) tax benefit of $1, $1, $—, and $1	(6)	5	(8)	8
Other comprehensive income (loss), net of tax	—	6	8	(1)
Comprehensive income (loss)	$(49)	$264	$(203)	$423
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of April 30, 2022	369	$19	$—	$2,389	$46	$2,454
Net loss for the 13 weeks ended July 30, 2022				(49)		(49)
Other comprehensive income (loss), net of tax
Foreign currency translation					4	4
Change in fair value of derivative financial instruments					2	2
Amounts reclassified from accumulated other comprehensive income					(6)	(6)
Repurchases and retirement of common stock	(5)	(1)	(12)	(44)		(57)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	8			8
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			5			5
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of July 30, 2022	364	$18	$—	$2,241	$46	$2,305

Balance as of May 1, 2021	377	$19	$118	$2,667	$2	$2,806
Net income for the 13 weeks ended July 31, 2021				258		258
Other comprehensive income (loss), net of tax
Foreign currency translation					1	1
Change in fair value of derivative financial instruments					—	—
Amounts reclassified from accumulated other comprehensive income					5	5
Repurchases and retirement of common stock	(2)	—	(55)			(55)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	16			16
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	—			—
Share-based compensation, net of forfeitures			35			35
Common stock dividends declared and paid ($0.12 per share)				(46)		(46)
Balance as of July 31, 2021	376	$19	$114	$2,879	$8	$3,020

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
Net loss for the 26 weeks ended July 30, 2022				(211)		(211)
Other comprehensive income (loss), net of tax
Foreign currency translation					7	7
Change in fair value of derivative financial instruments					9	9
Amounts reclassified from accumulated other comprehensive income					(8)	(8)
Repurchases and retirement of common stock	(9)	(1)	(51)	(59)		(111)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	15			15
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(15)			(15)
Share-based compensation, net of forfeitures			8			8
Common stock dividends declared and paid ($0.30 per share)				(111)		(111)
Balance as of July 30, 2022	364	$18	$—	$2,241	$46	$2,305

Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
Net income for the 26 weeks ended July 31, 2021				424		424
Other comprehensive income (loss), net of tax
Foreign currency translation					(2)	(2)
Change in fair value of derivative financial instruments					(7)	(7)
Amounts reclassified from accumulated other comprehensive income					8	8
Repurchases and retirement of common stock	(2)	—	(55)			(55)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	41			41
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(32)			(32)
Share-based compensation, net of forfeitures			75			75
Common stock dividends declared and paid ($0.12 per share)				(46)		(46)
Balance as of July 31, 2021	376	$19	$114	$2,879	$8	$3,020

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income (loss)	$(211)	$424
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	262	244
Share-based compensation	6	72
Impairment of operating lease assets	—	6
Impairment of store assets	3	1
Amortization of debt issuance costs	4	8
Non-cash and other items	(3)	14
Loss on divestiture activity	35	59
Deferred income taxes	(11)	28
Changes in operating assets and liabilities:
Merchandise inventory	(140)	156
Other current assets and other long-term assets	17	(98)
Accounts payable	(292)	(168)
Accrued expenses and other current liabilities	(191)	83
Income taxes payable, net of receivables and other tax-related items	372	(55)
Other long-term liabilities	4	57
Operating lease assets and liabilities, net	(62)	(39)
Net cash provided by (used for) operating activities	(207)	792
Cash flows from investing activities:
Purchases of property and equipment	(406)	(269)
Net proceeds from sale of building	333	—
Purchases of short-term investments	—	(427)
Proceeds from sales and maturities of short-term investments	—	500
Net cash paid for divestiture activity	—	(21)
Net cash used for investing activities	(73)	(217)
Cash flows from financing activities:
Proceeds from revolving credit facility	350	—
Payments for debt issuance costs	(6)	—
Proceeds from issuances under share-based compensation plans	15	41
Withholding tax payments related to vesting of stock units	(15)	(32)
Repurchases of common stock	(111)	(55)
Cash dividends paid	(111)	(137)
Net cash provided by (used for) financing activities	122	(183)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(9)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(167)	391
Cash, cash equivalents, and restricted cash at beginning of period	902	2,016
Cash, cash equivalents, and restricted cash at end of period	$735	$2,407
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$38	$102
Cash paid (received) for income taxes during the period, net of refunds	$(408)	$147
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of July 30, 2022 and July 31, 2021 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 29, 2022 has been derived from our audited financial statements.
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
The results of operations for the 13 and 26 weeks ended July 30, 2022 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 28, 2023.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding the coronavirus ("COVID-19") pandemic, the Russia-Ukraine crisis, and global inflationary pressures. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes, and the impairment of long-lived store assets and operating lease assets. If the global economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of July 30, 2022, restricted cash primarily included consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$708	$877	$2,375
Restricted cash included in other long-term assets	27	25	32
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$735	$902	$2,407
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
Net sales disaggregated for stores and online sales are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Store sales (1)	$2,553	$2,828	$4,690	$5,212
Online sales (2)	1,304	1,383	2,644	2,990
Total net sales	$3,857	$4,211	$7,334	$8,202
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended July 30, 2022
U.S. (1)	$1,880	$565	$460	$335	$3	$3,243
Canada	183	82	53	7	—	325
Europe	—	51	2	—	—	53
Asia	1	141	18	—	—	160
Other regions	26	42	6	2	—	76
Total	$2,090	$881	$539	$344	$3	$3,857

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
13 Weeks Ended July 31, 2021
U.S. (1)	$2,177	$615	$428	$340	$11	$3,571
Canada	191	79	43	—	—	313
Europe	—	116	1	1	—	118
Asia	—	135	19	—	—	154
Other regions	22	29	4	—	—	55
Total	$2,390	$974	$495	$341	$11	$4,211

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended July 30, 2022
U.S. (1)	$3,553	$1,062	$876	$679	$6	$6,176
Canada	330	146	96	16	—	$588
Europe	1	105	3	2	—	$111
Asia	1	282	34	—	—	$317
Other regions	46	77	12	7	—	142
Total	$3,931	$1,672	$1,021	$704	$6	$7,334

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
26 Weeks Ended July 31, 2021
U.S. (1)	$4,276	$1,171	$761	$687	$100	$6,995
Canada	350	147	77	—	—	574
Europe	—	185	4	1	—	190
Asia	1	298	35	—	—	334
Other regions	43	59	7	—	—	109
Total	$4,670	$1,860	$884	$688	$100	$8,202
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue generating strategic initiatives.
(3)Primarily consists of net sales for the Intermix brand, which was divested on May 21, 2021. Additionally, results for the 26 weeks ended July 31, 2021 also include net sales for the Janie and Jack brand, which was divested on April 8, 2021.

Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended July 30, 2022, the opening balance of deferred revenue for these obligations was $323 million, of which $125 million was recognized as revenue during the period. For the 26 weeks ended July 30, 2022, the opening balance of deferred revenue for these obligations was $345 million, of which $185 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $321 million as of July 30, 2022.
For the 13 weeks ended July 31, 2021, the opening balance of deferred revenue for these obligations was $222 million, of which $81 million was recognized as revenue during the period. For the 26 weeks ended July 31, 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $125 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $239 million as of July 31, 2021.
The increase in the deferred revenue balance as of July 30, 2022 and the revenue recognition during the 13 and 26 weeks ended July 30, 2022 is primarily due to our new integrated loyalty program across the U.S. and Puerto Rico which launched in July 2021 and allows for faster accumulation and redemption of rewards.
In April 2021, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program. During the second quarter of fiscal 2022, the Company launched the new credit card program with Barclays and Mastercard and accordingly, our prior credit card program with Synchrony Financial was discontinued. The Company received an upfront payment of $60 million related to the new agreements prior to the program launch, which is being recognized as revenue over the term of the agreement.
Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Secured Notes
2023 Notes	$—	$—	$500
2025 Notes	—	—	750
2027 Notes	—	—	1,000
Senior Notes
2029 Notes	750	750	—
2031 Notes	750	750	—
Less: Unamortized debt issuance costs	(15)	(16)	(30)
Total long-term debt	$1,485	$1,484	$2,220
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
Senior Notes
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
In September 2021, we completed the issuance of $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of July 30, 2022, the aggregate estimated fair value of the Senior Notes was $1.10 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheet, net of the unamortized debt issuance cost.

On May 7, 2020, we entered into a senior secured asset-based revolving credit agreement (the "ABL Facility"), which was previously scheduled to expire in May 2023. On July 13, 2022, we entered into an amendment and restatement of the ABL Facility. Among other changes, the amendment and restatement extended the maturity of the ABL Facility to July 2027, increased the borrowing capacity from $1.8675 billion to $2.2 billion, modified the reference rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"), and reduced the applicable interest rate margin. Following the amendment and restatement, the ABL Facility generally bears interest at a per annum rate based on SOFR (subject to a zero floor) plus a margin, depending on borrowing base availability. The ABL Facility is available for working capital, capital expenditures, and other general corporate purposes.
As of July 30, 2022, the Company's outstanding borrowing under the ABL Facility was $350 million. The variable interest rate on the drawn amount is adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25%. The borrowing was recorded in long-term liabilities on our Condensed Consolidated Balance Sheet as of July 30, 2022.
We also have the ability to issue letters of credit on our ABL Facility. As of July 30, 2022, we had $51 million in standby letters of credit issued under the ABL Facility.
The ABL Facility is secured by specified U.S. and Canadian assets, including a first lien on inventory, certain receivables, and related assets. The ABL Facility contains customary covenants restricting the Company's activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers, or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale and lease-back transactions and make changes in its corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the ABL Facility includes, as a financial covenant, a springing fixed charge coverage ratio which arises when availability falls below a specified threshold.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $47 million as of July 30, 2022. As of July 30, 2022, there were no borrowings under the Foreign Facilities. There were $9 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of July 30, 2022.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 26 weeks ended July 30, 2022 or July 31, 2021. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 for the 13 and 26 weeks ended July 30, 2022 or July 31, 2021.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$28	$—	$28	$—
Derivative financial instruments	27	—	27	—
Deferred compensation plan assets	41	41	—	—
Other assets	4	—	—	4
Total	$100	$41	$55	$4
Liabilities:
Derivative financial instruments	$6	$—	$6	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27	$—	$27	$—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$87	$40	$43	$4
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	July 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$476	$1	$475	$—
Short-term investments	337	304	33	—
Derivative financial instruments	9	—	9	—
Deferred compensation plan assets	51	51	—	—
Other assets	4	—	—	4
Total	$877	$356	$517	$4
Liabilities:
Derivative financial instruments	$16	$—	$16	$—
We have highly liquid fixed and variable income investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed primarily in time deposits.

Our available-for-sale securities are comprised of investments in debt securities and are recorded in both short-term investments and cash and cash equivalents on the Condensed Consolidated Balance Sheet. These securities are recorded at fair value using market prices. As of July 30, 2022 and January 29, 2022, the Company held no available-for-sale debt securities on the Condensed Consolidated Balance Sheets. As of July 31, 2021, the Company held $337 million of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheet. In addition, as of July 31, 2021, the Company held $363 million of available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were not material as of July 31, 2021.
The Company regularly reviews any available-for-sale debt securities for other-than-temporary impairment. For the 13 and 26 weeks ended July 31, 2021, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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
There were no material impairment charges recorded for long-lived assets during the 13 and 26 weeks ended July 30, 2022 or July 31, 2021.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 and 26 weeks ended July 30, 2022 or July 31, 2021.
Note 5. Income Taxes
The effective income tax rate was negative 2.1 percent for the 13 weeks ended July 30, 2022, compared with 28.1 percent for the 13 weeks ended July 31, 2021. The effective income tax rate was 20.1 percent for the 26 weeks ended July 30, 2022, compared with 22.3 percent for the 26 weeks ended July 31, 2021. The decrease in the effective tax rate for the 13 and 26 weeks ended July 30, 2022 compared with the 13 and 26 weeks ended July 31, 2021 is primarily due to changes in valuation allowances and the jurisdictional mix of pre-tax earnings.
Note 6. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are the Canadian dollar, British pound, Japanese yen, Mexican peso, New Taiwan dollar, and Euro. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
Derivative financial instruments are recorded at fair value on the Condensed Consolidated Balance Sheets as other current assets, other long-term assets, accrued expenses and other current liabilities, or other long-term liabilities.

Cash Flow Hedges
We designate foreign exchange forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies as cash flow hedges. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs generally have terms of 12 to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (loss) and is recognized into net income (loss) during the period in which the underlying transaction impacts the Condensed Consolidated Statements of Operations.
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
Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Derivatives designated as cash flow hedges	$504	$524	$673
Derivatives not designated as hedging instruments	786	702	733
Total	$1,290	$1,226	$1,406
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	July 30, 2022	January 29, 2022	July 31, 2021
Derivatives designated as cash flow hedges:
Other current assets	$11	$10	$3
Other long-term assets	1	—	—
Accrued expenses and other current liabilities	—	—	10
Other long-term liabilities	1	—	1

Derivatives not designated as hedging instruments:
Other current assets	15	6	6
Accrued expenses and other current liabilities	5	2	5

Total derivatives in an asset position	$27	$16	$9
Total derivatives in a liability position	$6	$2	$16
Substantially all of the unrealized gains and losses from designated cash flow hedges as of July 30, 2022 will be recognized in income (loss) within the next 12 months at the then-current values, which may differ from the fair values as of July 30, 2022 shown above.
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

The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	13 Weeks Ended July 30, 2022		13 Weeks Ended July 31, 2021
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,527	$1,358	$2,388	$1,414

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(5)	—	6	—
Derivatives not designated as hedging instruments	—	(7)	—	(6)
Total (gain) loss recognized in net income (loss)	$(5)	$(7)	$6	$(6)

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	26 Weeks Ended July 30, 2022		26 Weeks Ended July 31, 2021
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$4,908	$2,651	$4,749	$2,804

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(8)	—	9	—
Derivatives not designated as hedging instruments	—	(29)	—	5
Total (gain) loss recognized in net income (loss)	$(8)	$(29)	$9	$5
Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Number of shares repurchased (1)	5.7	1.8	9.4	1.8
Total cost	$57	$55	$111	$55
Average per share cost including commissions	$9.99	$31.55	$11.77	$31.55
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $488 million remaining as of July 30, 2022. All common stock repurchased is immediately retired.

Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted-average number of shares - basic	367	378	369	377
Common stock equivalents (1)	—	8	—	8
Weighted-average number of shares - diluted	367	386	369	385
_________
(1)For the 13 and 26 weeks ended July 30, 2022, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company's net loss for the period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 17 million and 3 million for the 13 weeks ended July 30, 2022 and July 31, 2021, respectively, and 12 million and 3 million for the 26 weeks ended July 30, 2022 and July 31, 2021, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of July 30, 2022, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of July 30, 2022, January 29, 2022, and July 31, 2021, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to July 30, 2022, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of July 30, 2022, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of July 30, 2022. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.

Note 11. Divestitures
On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS S.p.A. ("OVS"), to operate Gap Italy stores as a franchise partner. The impact from the transaction was not material to our Condensed Consolidated Financial Statements for the 26 weeks ended July 30, 2022.
During the 13 weeks ended July 30, 2022, we received regulatory approvals to transition our Old Navy Mexico operations to a third party, Grupo Axo, to operate Old Navy Mexico stores as a franchise partner. As of July 30, 2022, the Company reclassified $73 million of assets and $35 million of liabilities for Old Navy Mexico as held for sale within other current assets and accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet. The aggregate carrying amount of assets and liabilities classified as held for sale consists of $49 million of net operating lease assets, $16 million of fixed assets, $8 million of inventory, and $35 million of operating lease liabilities. We measured the disposal group at its estimated fair value less costs to sell. As a result of this transaction, the Company recognized a pre-tax loss of $35 million within operating expenses on the Condensed Consolidated Statement of Operations during the 13 weeks ended July 30, 2022. On August 1, 2022, we closed the transaction and transitioned our Old Navy stores in Mexico to Grupo Axo.
The Company has also reclassified certain assets as held for sale assets that are expected to be sold in the next 12 months related to our distribution center in Rugby, England. The aggregate carrying amount of the assets held for sale, primarily consisting of fixed assets, was $43 million and was recorded within other current assets on the Condensed Consolidated Balance Sheet as of July 30, 2022.
The Company divested its Janie and Jack and Intermix brands during the 26 weeks ended July 31, 2021. The divestiture of Janie and Jack was completed on April 8, 2021 and the divestiture of Intermix was completed on May 21, 2021. As a result of these transactions, the Company recognized a pre-tax loss of $59 million within operating expenses on the Condensed Consolidated Statement of Operations for the 26 weeks ended July 31, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of July 30, 2022, we had Company-operated stores in the United States, Canada, Japan, China, Taiwan, and Mexico. Our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
OVERVIEW
Financial results for the second quarter of fiscal 2022 are as follows:
•Net sales for the second quarter of fiscal 2022 decreased 8 percent compared with the second quarter of fiscal 2021.
•Online sales for the second quarter of fiscal 2022 decreased 6 percent compared with the second quarter of fiscal 2021 and store sales for the second quarter of fiscal 2022 decreased 10 percent compared with the second quarter of fiscal 2021.
•Gross profit for the second quarter of fiscal 2022 was $1.33 billion compared with $1.82 billion for the second quarter of fiscal 2021. Gross margin for the second quarter of fiscal 2022 was 34.5 percent compared with 43.3 percent for the second quarter of fiscal 2021.
•Operating loss for the second quarter of fiscal 2022 was $(28) million compared with operating income of $409 million for the second quarter of fiscal 2021.
•The effective income tax rate for the second quarter of fiscal 2022 was negative 2.1 percent compared with 28.1 percent for the second quarter of fiscal 2021.
•Net loss for the second quarter of fiscal 2022 was $(49) million compared with net income of $258 million for the second quarter of fiscal 2021.
•Diluted loss per share was $(0.13) for the second quarter of fiscal 2022 compared with diluted earnings per share of $0.67 for the second quarter of fiscal 2021.
During the second quarter of fiscal 2022, our quarterly results were negatively impacted by macro-economic challenges including global supply chain disruptions and global inflationary pressures, as well as continued size and assortment imbalances leading to product acceptance issues and higher levels of promotional activity, largely at Old Navy. Global supply chain disruptions continued to affect our quarterly results due to difficulty managing the timing of seasonal inventory flows and an inability to quickly react to changing consumer preferences. As a result of the ongoing inventory delays and shifting consumer preferences, inventory levels are higher with an increase in select seasonal product being stored at distribution centers for expected introduction into the market in the second half of fiscal 2022 and first half of fiscal 2023.
Beginning in the second quarter of fiscal 2022, the Company has begun taking several actions to improve profitability and cash flow in the near term including reducing operating expenses and capital expenditures, which are expected to continue in the second half of fiscal 2022. These actions also include rebalancing our inventory assortments to better meet consumer needs by reducing future receipts and impairing unproductive inventory. As a result of our inventory rebalancing efforts, the Company recorded pre-tax inventory impairment costs of $58 million during the second quarter of fiscal 2022, primarily related to seasonal product and extended size product at Old Navy. The costs were recorded in cost of goods sold and occupancy expenses in the Condensed Consolidated Statement of Operations. We expect that clearing this inventory at Old Navy will enable us to drive an improved customer experience and better showcase the merchandise that resonates most with our customer.
We remain focused on our key initiatives for our Power Plan strategy. Each of our purpose-led, lifestyle brands are finding new and relevant ways to expand customer reach. In the second quarter of fiscal 2022, we have continued to expand into new lifestyle categories through ongoing product collaborations for Athleta and Gap. Additionally, we launched a new long-term credit card program with Barclays and Mastercard which we expect to help us grow and deepen our connections with our loyalty customers.
As part of the Power Plan strategy, the Company is also continuing to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of July 30, 2022, we have closed, net of openings, 269 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.

Additionally, we believe strategic transformations of our business model will streamline our operations by using strong local partnerships to grow our brands and amplify our reach. As part of the Company's joint venture with Next Plc ("Next"), the first Gap branded shop-in-shop opened in the United Kingdom in fiscal 2022, and the joint venture is planning to launch additional shop-in-shops in the United Kingdom throughout the second half of fiscal 2022. During the second quarter of fiscal 2022, the Company worked to migrate Gap’s United Kingdom and Ireland e-commerce business to the Next Total Platform, with the transition completed on August 10, 2022. During the second quarter of fiscal 2022, we received regulatory approvals to transition our Old Navy Mexico operations to Grupo Axo to operate Old Navy Mexico stores as a franchise partner. As a result of this transaction, the Company recognized a pre-tax loss of $35 million within operating expenses on the Condensed Consolidated Statement of Operations during the 13 weeks ended July 30, 2022. On August 1, 2022, we closed the transaction with Grupo Axo.
On July 11, 2022, Sonia Syngal stepped down as President and Chief Executive Officer and resigned from the Company's Board. On the same date, Bob L. Martin, the Executive Chair of the Board, began serving as President and Chief Executive Officer on an interim basis.
We remain focused on the following strategic priorities in the near term:
•driving improved sales through assortment improvements and a balanced and relevant category mix;
•reducing our fixed cost structure to improve profitability and manage through current macro-economic challenges;
•leveraging our scale to navigate disruptions and constraints in global supply chain;
•managing inventory to support a healthy merchandise margin;
•rationalizing the Gap and Banana Republic store fleet;
•prioritizing asset-light growth through licensing, online, and franchise partnerships globally;
•creating product that offers value to our customers through a combination of fit, quality, brand, and price;
•optimizing investments in our four purpose-led lifestyle brands to drive relevance and gain market share;
•growing our online business;
•attracting and retaining strong talent in our businesses and functions; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.
We believe focusing on these priorities in the near term will enable the Company to execute against its Power Plan strategy, including leveraging:
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Old Navy Global	(15)%	—%	(19)%	12%
Gap Global	(7)%	(5)%	(9)%	8%
Banana Republic Global	8%	41%	16%	18%
Athleta Global	(8)%	13%	(8)%	19%
The Gap, Inc.	(10)%	3%	(12)%	13%

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2022	26 Weeks Ended July 30, 2022		July 30, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,252	16	5	1,263	20.2
Gap North America	520	2	12	510	5.4
Gap Asia	329	4	31	302	2.5
Gap Europe (1)	11	—	—	—	—
Banana Republic North America	446	2	11	437	3.7
Banana Republic Asia	50	1	—	51	0.2
Athleta North America	227	13	4	236	1.0
Company-operated stores total	2,835	38	63	2,799	33.0
Franchise (1)	564	30	14	591	N/A
Total	3,399	68	77	3,390	33.0
Decrease over prior year				(3.0)%	(3.8)%

	January 30, 2021	26 Weeks Ended July 31, 2021		July 31, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	30	5	1,245	20.0
Gap North America	556	1	15	542	5.7
Gap Asia	340	9	10	339	2.9
Gap Europe	117	1	28	90	0.7
Banana Republic North America	471	1	11	461	3.9
Banana Republic Asia	47	3	2	48	0.2
Athleta North America	199	13	—	212	0.9
Intermix North America (2)	31	—	—	—	—
Janie and Jack North America (2)	119	—	—	—	—
Company-operated stores total	3,100	58	71	2,937	34.3
Franchise	615	40	98	557	N/A
Total	3,715	98	169	3,494	34.3
Decrease over prior year				(8.4)%	(4.2)%
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

Net Sales
Our net sales for the second quarter of fiscal 2022 decreased $354 million, or 8 percent, compared with the second quarter of fiscal 2021, driven primarily by Old Navy Global as a result of inventory delays related to continued global supply chain disruptions, as well as continued size and assortment imbalances. The decrease in net sales was also driven by strategic store closures, as well as an unfavorable impact of foreign exchange of $43 million. The foreign exchange impact is the translation impact if net sales for the second quarter of fiscal 2021 were translated at exchange rates applicable during the second quarter of fiscal 2022. The decrease in net sales was partially offset by the positive impact of growth in Banana Republic Global net sales.
Our net sales for the first half of fiscal 2022 decreased $868 million, or 11 percent, compared with the first half of fiscal 2021, driven primarily by Old Navy Global as a result of inventory delays related to continued global supply chain disruptions, as well as continued size and assortment imbalances. The decrease in net sales was also driven by strategic store closures and the divestitures of the Janie and Jack and Intermix brands last year, as well as an unfavorable impact of foreign exchange of $51 million. The foreign exchange impact is the translation impact if net sales for the first half of fiscal 2021 were translated at exchange rates applicable during the first half of fiscal 2022. The decrease in net sales was partially offset by the positive impact of growth in Banana Republic Global net sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Cost of goods sold and occupancy expenses	$2,527	$2,388	$4,908	$4,749
Gross profit	$1,330	$1,823	$2,426	$3,453
Cost of goods sold and occupancy expenses as a percentage of net sales	65.5%	56.7%	66.9%	57.9%
Gross margin	34.5%	43.3%	33.1%	42.1%
Cost of goods sold and occupancy expenses increased 8.8 percentage points as a percentage of net sales in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021.
•Cost of goods sold increased 8.5 percentage points as a percentage of net sales in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021, in part due to increased average unit costs which were impacted by higher air freight expenses and commodity price increases. Additionally, the remaining increase was driven by higher promotional activity and inventory impairment primarily at Old Navy Global partially offset by the benefit of lower discounting at Banana Republic Global.
•Occupancy expenses increased 0.3 percentage points as a percentage of net sales in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021, primarily driven by a decrease in net sales without a corresponding decrease in fixed occupancy expenses.
Cost of goods sold and occupancy expenses increased 9.0 percentage points as a percentage of net sales in the first half of fiscal 2022 compared with the first half of fiscal 2021.
•Cost of goods sold increased 8.0 percentage points as a percentage of net sales in the first half of fiscal 2022 compared with the first half of fiscal 2021, primarily driven by increased average unit costs which were impacted by higher air freight expenses and commodity price increases, as well as higher promotional activity.
•Occupancy expenses increased 1.0 percentage points as a percentage of net sales in the first half of fiscal 2022 compared with the first half of fiscal 2021, primarily driven by a decrease in net sales without a corresponding decrease in fixed occupancy expenses.
Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating expenses	$1,358	$1,414	$2,651	$2,804
Operating expenses as a percentage of net sales	35.2%	33.6%	36.1%	34.2%
Operating margin	(0.7)%	9.7%	(3.1)%	7.9%
Operating expenses decreased $56 million but increased 1.6 percentage points as a percentage of net sales in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 primarily due to a decrease in net sales as well as a decrease in performance-based compensation, partially offset by a loss on divestiture activity related to the transition of the Old Navy Mexico business.

Operating expenses decreased $153 million but increased 1.9 percentage points as a percentage of net sales in the first half of fiscal 2022 compared with the first half of fiscal 2021 primarily due to a decrease in net sales as well as the following:
•a decrease in performance-based compensation; and
•a decrease in loss on divestiture activity during the first half of fiscal 2022 compared with the first half of fiscal 2021; partially offset by
•an increase in advertising expense.
Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Interest expense	$21	$51	$41	$105
Interest expense decreased $30 million or 59 percent during the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 and decreased $64 million or 61 percent during the first half of fiscal 2022 compared with the first half of fiscal 2021 primarily due to lower interest rates and principal for outstanding borrowings.
Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Income taxes	$1	$101	$(53)	$122
Effective tax rate	(2.1)%	28.1%	20.1%	22.3%
The effective tax rate decreased for the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021 and the first half of fiscal 2022 compared with the first half of fiscal 2021 primarily due to changes in valuation allowances and the jurisdictional mix of pre-tax earnings.
LIQUIDITY AND CAPITAL RESOURCES
As of July 30, 2022, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents	$708	$—	$708
Debt
3.625 percent 2029 Notes	750	750	—
3.875 percent 2031 Notes	750	750	—
Total	$2,208	$1,500	$708
We are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. On July 13, 2022, we entered into an amendment and restatement of the ABL Facility. Among other changes, the amended and restated agreement extended the maturity of the ABL Facility to July 2027, increased the borrowing capacity, modified the reference rate from LIBOR to SOFR, and reduced the applicable interest rate margin. As of July 30, 2022, the Company's outstanding borrowing under the ABL Facility was $350 million. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, air freight and shipping costs, and payment of taxes. As our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period, we fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Additionally, we have select seasonal product being stored at distribution centers for expected introduction into the market in the second half of fiscal 2022 and first half of fiscal 2023, which will impact inventory expenditures in future periods. The seasonality of our operations, in addition to the impact of global economic conditions such as the uncertainty surrounding the COVID-19 pandemic, the Russia-Ukraine crisis, and global inflationary pressures, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
We believe our existing balances of cash and cash equivalents, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, and other liquidity requirements associated with our business operations over the next 12 months and beyond.

Cash Flows from Operating Activities
Net cash used for operating activities was $207 million during the first half of fiscal 2022 compared with $792 million of cash provided by operating activities during the first half of fiscal 2021, primarily due to the following:
    Net Income (Loss)
•Net loss compared with net income in prior comparable period;
Changes in operating assets and liabilities
•a decrease of $296 million related to merchandise inventory primarily as a result of higher inventory during the first half of fiscal 2022 in part due to select seasonal product being stored at distribution centers compared with the utilization during the first half of fiscal 2021 of previously stored seasonal inventory;
•a decrease of $274 million related to accrued expenses and other current liabilities in part due to a decrease in performance-based compensation for fiscal 2022 compared with fiscal 2021; and
•a decrease of $124 million related to accounts payable primarily due to increased payments for inventory during the first half of fiscal 2022 compared with the first half of 2021; partially offset by
•an increase of $427 million related to income taxes payable, net of receivables and other tax-related items, primarily due to receipt of tax refunds during the first half of fiscal 2022 related to our fiscal 2020 net operating loss carryback claims.
Cash Flows from Investing Activities
Net cash used for investing activities decreased $144 million during the first half of fiscal 2022 compared with the first half of fiscal 2021, primarily due to the following:
•$333 million in net proceeds received for the sale of a building during the first quarter of fiscal 2022; partially offset by
•$137 million more purchases of property and equipment during the first half of fiscal 2022 compared with the first half of fiscal 2021.
Cash Flows from Financing Activities
Net cash provided by financing activities was $122 million during the first half of fiscal 2022 compared with $183 million of cash used for financing activities during the first half of fiscal 2021, primarily due to $350 million in proceeds received as a result of borrowing under the ABL Facility during the first quarter of fiscal 2022.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 30, 2022	July 31, 2021
Net cash provided by (used for) operating activities	$(207)	$792
Less: Purchases of property and equipment	(406)	(269)
Free cash flow	$(613)	$523
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the second quarter of fiscal 2022. In August 2022, the Board authorized a dividend of $0.15 per share for the third quarter of fiscal 2022.

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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 29, 2022, is disclosed in our Annual Report on Form 10-K and has not significantly changed other than the $350 million variable-rate borrowing under our ABL Facility, which is subject to interest rate risk. On July 13, 2022, we entered into an amendment and restatement of the ABL Facility. Among other changes, the amendment and restatement modified the reference rate from LIBOR to SOFR and reduced the applicable interest rate margin. See Notes 3, 4, and 6 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q for disclosures on our debt and credit facilities, investments, and derivative financial instruments.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made for the 13 weeks ended July 30, 2022 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (May 1 - May 28)	1,595,342	$11.86	1,595,342	$ 526 million
Month #2 (May 29 - July 2)	2,752,526	$9.48	2,752,526	$ 500 million
Month #3 (July 3 - July 30)	1,352,910	$8.80	1,352,910	$ 488 million
Total	5,700,778	$9.99	5,700,778
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
(2)In February 2019, the Board approved a $1.0 billion share repurchase authorization, which has no expiration date.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective August 15, 2022)					X
10.1*	Fourth Amended and Restated Revolving Credit Agreement dated as of July 13, 2022					X
10.2 †	Letter Agreement dated August 1, 2022 by and between Bob L. Martin and the Registrant	8-K	1-7562	10.1	August 3, 2022
10.3 †	Letter Agreement dated June 2, 2022 by and between Horacio Barbeito and the Registrant					X
10.4 †	Agreement and Release by and between Sonia Syngal and the Registrant dated July 11, 2022					X
10.5 †	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
_____________________________
(P)    This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
*    This Exhibit was originally filed in PDF format and is provided here in HTML format.
†    Indicates the Exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 26, 2022	By	/s/ Bob L. Martin
Bob L. Martin
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 26, 2022	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)