Form 10-Q
period 2022-10-29
GAP INC
filed 2022-11-22
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 15, 2022 was 365,048,522.

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
•leveraging our scale to navigate disruptions and constraints in the global supply chain;
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
•the significance and impact of tax expense in the fourth quarter of fiscal 2022;
•our ability to supplement near-term liquidity, if necessary, with the ABL Facility or other available market instruments;
•the impact of seasonality and global economic conditions on certain asset and liability accounts as well as cash inflows and outflows;
•the ability of our cash flows from our operations, current balances of cash and cash equivalents, the Senior Notes and the ABL Facility, and other available market instruments to support our business operations and liquidity requirements;
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

•the risk that our estimates regarding consumer demand are inaccurate, or that global economic conditions worsen beyond what we currently estimate;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 22, 2022. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$679	$877	$801
Short-term investments	—	—	275
Merchandise inventory	3,043	3,018	2,721
Other current assets	1,316	1,270	1,410
Total current assets	5,038	5,165	5,207
Property and equipment, net of accumulated depreciation of $4,957, $5,071 and $5,486	2,788	3,037	2,924
Operating lease assets	3,341	3,675	3,788
Other long-term assets	833	884	861
Total assets	$12,000	$12,761	$12,780
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,388	$1,951	$1,630
Accrued expenses and other current liabilities	1,245	1,367	1,414
Current portion of operating lease liabilities	691	734	746
Income taxes payable	57	25	33
Total current liabilities	3,381	4,077	3,823
Long-term liabilities:
Revolving credit facility	350	—	—
Long-term debt	1,486	1,484	1,484
Long-term operating lease liabilities	3,673	4,033	4,163
Other long-term liabilities	539	445	523
Total long-term liabilities	6,048	5,962	6,170
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 365, 371, and 374 shares	18	19	19
Additional paid-in capital	16	43	71
Retained earnings	2,468	2,622	2,681
Accumulated other comprehensive income	69	38	16
Total stockholders’ equity	2,571	2,722	2,787
Total liabilities and stockholders’ equity	$12,000	$12,761	$12,780
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$4,039	$3,943	$11,373	$12,145
Cost of goods sold and occupancy expenses	2,530	2,282	7,438	7,031
Gross profit	1,509	1,661	3,935	5,114
Operating expenses	1,323	1,508	3,974	4,312
Operating income (loss)	186	153	(39)	802
Loss on extinguishment of debt	—	325	—	325
Interest expense	22	44	63	149
Interest income	(4)	(1)	(6)	(3)
Income (loss) before income taxes	168	(215)	(96)	331
Income taxes	(114)	(63)	(167)	59
Net income (loss)	$282	$(152)	$71	$272
Weighted-average number of shares - basic	365	376	367	377
Weighted-average number of shares - diluted	366	376	370	385
Earnings (loss) per share - basic	$0.77	$(0.40)	$0.19	$0.72
Earnings (loss) per share - diluted	$0.77	$(0.40)	$0.19	$0.71
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income (loss)	$282	$(152)	$71	$272
Other comprehensive income (loss), net of tax
Foreign currency translation	6	4	13	2
Change in fair value of derivative financial instruments, net of tax of $1, $—, $3, and $—	31	1	40	(6)
Reclassification adjustment for losses (gains) on derivative financial instruments, net of tax benefit of $—, $2, $—, and $3	(14)	3	(22)	11
Other comprehensive income, net of tax	23	8	31	7
Comprehensive income (loss)	$305	$(144)	$102	$279
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of July 30, 2022	364	$18	$—	$2,241	$46	$2,305
Net income for the 13 weeks ended October 29, 2022				282		282
Other comprehensive income (loss), net of tax
Foreign currency translation					6	6
Change in fair value of derivative financial instruments					31	31
Amounts reclassified from accumulated other comprehensive income					(14)	(14)
Repurchases and retirement of common stock	(2)	—	(12)			(12)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	8			8
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(2)			(2)
Share-based compensation, net of forfeitures			22			22
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of October 29, 2022	365	$18	$16	$2,468	$69	$2,571

Balance as of July 31, 2021	376	$19	$114	$2,879	$8	$3,020
Net loss for the 13 weeks ended October 30, 2021				(152)		(152)
Other comprehensive income (loss), net of tax
Foreign currency translation					4	4
Change in fair value of derivative financial instruments					1	1
Amounts reclassified from accumulated other comprehensive income					3	3
Repurchases and retirement of common stock	(3)	—	(73)			(73)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(2)			(2)
Share-based compensation, net of forfeitures			25			25
Common stock dividends declared and paid ($0.12 per share)				(46)		(46)
Balance as of October 30, 2021	374	$19	$71	$2,681	$16	$2,787

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
Net income for the 39 weeks ended October 29, 2022				71		71
Other comprehensive income (loss), net of tax
Foreign currency translation					13	13
Change in fair value of derivative financial instruments					40	40
Amounts reclassified from accumulated other comprehensive income					(22)	(22)
Repurchases and retirement of common stock	(11)	(1)	(63)	(59)		(123)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	23			23
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(17)			(17)
Share-based compensation, net of forfeitures			30			30
Common stock dividends declared and paid ($0.45 per share)				(166)		(166)
Balance as of October 29, 2022	365	$18	$16	$2,468	$69	$2,571

Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
Net income for the 39 weeks ended October 30, 2021				272		272
Other comprehensive income (loss), net of tax
Foreign currency translation					2	2
Change in fair value of derivative financial instruments					(6)	(6)
Amounts reclassified from accumulated other comprehensive income					11	11
Repurchases and retirement of common stock	(5)	—	(128)			(128)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	48			48
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(34)			(34)
Share-based compensation, net of forfeitures			100			100
Common stock dividends declared and paid ($0.24 per share)				(92)		(92)
Balance as of October 30, 2021	374	$19	$71	$2,681	$16	$2,787

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$71	$272
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	402	372
Share-based compensation	28	97
Impairment of operating lease assets	16	6
Impairment of store assets	10	1
Loss on extinguishment of debt	—	325
Amortization of debt issuance costs	5	11
Non-cash and other items	(8)	21
Loss on divestiture activity	35	59
Gain on sale of building	(83)	—
Deferred income taxes	32	(28)
Changes in operating assets and liabilities:
Merchandise inventory	(78)	(288)
Other current assets and other long-term assets	(34)	(168)
Accounts payable	(503)	(119)
Accrued expenses and other current liabilities	(123)	239
Income taxes payable, net of receivables and other tax-related items	216	(94)
Other long-term liabilities	(7)	49
Operating lease assets and liabilities, net	(91)	(73)
Net cash provided by (used for) operating activities	(112)	682
Cash flows from investing activities:
Purchases of property and equipment	(577)	(486)
Net proceeds from sale of buildings	458	—
Purchases of short-term investments	—	(634)
Proceeds from sales and maturities of short-term investments	—	768
Payments for acquisition activity, net of cash acquired	—	(135)
Net cash paid for divestiture activity	—	(21)
Net cash used for investing activities	(119)	(508)
Cash flows from financing activities:
Proceeds from revolving credit facility	350	—
Proceeds from issuance of long-term debt	—	1,500
Payments to extinguish debt	—	(2,546)
Payments for debt issuance costs	(6)	(16)
Proceeds from issuances under share-based compensation plans	23	48
Withholding tax payments related to vesting of stock units	(17)	(34)
Repurchases of common stock	(123)	(128)
Cash dividends paid	(166)	(182)
Other	(1)	—
Net cash provided by (used for) financing activities	60	(1,358)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(25)	(3)
Net decrease in cash, cash equivalents, and restricted cash	(196)	(1,187)
Cash, cash equivalents, and restricted cash at beginning of period	902	2,016
Cash, cash equivalents, and restricted cash at end of period	$706	$829
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$70	$178
Cash paid (received) for income taxes during the period, net of refunds	$(407)	$181
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of October 29, 2022 and October 30, 2021 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 29, 2022 has been derived from our audited financial statements.
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
The results of operations for the 13 and 39 weeks ended October 29, 2022 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 28, 2023.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, the coronavirus ("COVID-19") pandemic, and the Russia-Ukraine crisis. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes and valuation allowances, sales return allowances, and the impairment of long-lived store assets and operating lease assets. If the global economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of October 29, 2022, restricted cash primarily included consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$679	$877	$801
Restricted cash included in other current assets	1	—	3
Restricted cash included in other long-term assets	26	25	25
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$706	$902	$829
Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements and disclosures, based on current information.
ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring that the buyers in those programs provide additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. The amendments in the update should be applied retrospectively, except for the amendment on rollforward information, which should be applied prospectively. We are currently assessing the impact of this ASU on our Consolidated Financial Statements and related disclosures.
Note 2. Revenue
Disaggregation of Net Sales
We disaggregate our net sales between stores and online and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.
Net sales disaggregated for stores and online sales are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Store sales (1)	$2,478	$2,456	$7,168	$7,668
Online sales (2)	1,561	1,487	4,205	4,477
Total net sales	$4,039	$3,943	$11,373	$12,145
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended October 29, 2022
U.S. (1)	$1,936	$690	$448	$326	$4	$3,404
Canada	184	95	47	7	—	333
Europe	1	58	1	1	—	61
Asia	—	143	14	—	—	157
Other regions	16	55	7	6	—	84
Total	$2,137	$1,041	$517	$340	$4	$4,039

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other	Total
13 Weeks Ended October 30, 2021
U.S. (1)	$1,899	$676	$410	$317	$—	$3,302
Canada	185	102	47	3	—	337
Europe	1	89	2	—	—	92
Asia	—	141	14	—	—	155
Other regions	20	31	6	—	—	57
Total	$2,105	$1,039	$479	$320	$—	$3,943

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
39 Weeks Ended October 29, 2022
U.S. (1)	$5,489	$1,752	$1,324	$1,005	$10	$9,580
Canada	514	241	143	23	—	921
Europe	2	163	4	3	—	172
Asia	1	425	48	—	—	474
Other regions	62	132	19	13	—	226
Total	$6,068	$2,713	$1,538	$1,044	$10	$11,373

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
39 Weeks Ended October 30, 2021
U.S. (1)	$6,175	$1,847	$1,171	$1,004	$100	$10,297
Canada	535	249	124	3	—	911
Europe	1	274	6	1	—	282
Asia	1	439	49	—	—	489
Other regions	63	90	13	—	—	166
Total	$6,775	$2,899	$1,363	$1,008	$100	$12,145
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
(3)Primarily consists of net sales for the Intermix brand, which was divested on May 21, 2021. Also includes net sales for the Janie and Jack brand, which was divested on April 8, 2021.

Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended October 29, 2022, the opening balance of deferred revenue for these obligations was $321 million, of which $119 million was recognized as revenue during the period. For the 39 weeks ended October 29, 2022, the opening balance of deferred revenue for these obligations was $345 million, of which $212 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $323 million as of October 29, 2022.
For the 13 weeks ended October 30, 2021, the opening balance of deferred revenue for these obligations was $239 million, of which $98 million was recognized as revenue during the period. For the 39 weeks ended October 30, 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $145 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $270 million as of October 30, 2021.
The increase in the revenue recognition during the 39 weeks ended October 29, 2022 is primarily due to our new integrated loyalty program across the U.S. and Puerto Rico, which launched in July 2021 and allows for faster accumulation and redemption of rewards.
In April 2021, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program. In May 2022, the Company launched the new credit card program with Barclays and Mastercard and accordingly, our prior credit card program with Synchrony Financial was discontinued. The Company received an upfront payment of $60 million related to the new agreements prior to the program launch, which is being recognized as revenue over the term of the agreements.
Note 3. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	October 29, 2022	January 29, 2022	October 30, 2021
2029 Notes	750	750	750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(14)	(16)	(16)
Total long-term debt	$1,486	$1,484	$1,484
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of October 29, 2022, the aggregate estimated fair value of the Senior Notes was $1.06 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance cost.

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
As of October 29, 2022, the Company's outstanding borrowing under the ABL Facility was $350 million. The variable interest rate on the drawn amount is adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25%. The borrowing was recorded in long-term liabilities on the Condensed Consolidated Balance Sheet as of October 29, 2022.
We also have the ability to issue letters of credit on our ABL Facility. As of October 29, 2022, we had $51 million in standby letters of credit issued under the ABL Facility.
The ABL Facility is secured by specified U.S. and Canadian assets, including a first lien on inventory, certain receivables, and related assets. The ABL Facility contains customary covenants restricting the Company's activities, as well as those of its subsidiaries, including limitations on the ability to sell assets, engage in mergers or other fundamental changes, enter into capital leases or certain leases not in the ordinary course of business, enter into transactions involving related parties or derivatives, incur or prepay indebtedness, grant liens or negative pledges on its assets, make loans or other investments, pay dividends or repurchase stock or other securities, guarantee third-party obligations, engage in sale and lease-back transactions and make changes in its corporate structure. There are exceptions to these covenants, and some are only applicable when unused availability falls below specified thresholds. In addition, the ABL Facility includes, as a financial covenant, a springing fixed charge coverage ratio which arises when availability falls below a specified threshold.
We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $44 million as of October 29, 2022. As of October 29, 2022, there were no borrowings under the Foreign Facilities. There were $7 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of October 29, 2022.
Note 4. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale debt securities. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 39 weeks ended October 29, 2022 or October 30, 2021. There were no transfers of financial assets or liabilities into or out of level 1, level 2, and level 3 for the 13 and 39 weeks ended October 29, 2022 or October 30, 2021.

Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19	$—	$19	$—
Derivative financial instruments	46	—	46	—
Deferred compensation plan assets	37	37	—	—
Other assets	4	—	—	4
Total	$106	$37	$65	$4
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27	$—	$27	$—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$87	$40	$43	$4
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$146	$—	$146	$—
Short-term investments	275	216	59	—
Derivative financial instruments	10	—	10	—
Deferred compensation plan assets	49	49	—	—
Other assets	4	—	—	4
Total	$484	$265	$215	$4
Liabilities:
Derivative financial instruments	$13	$—	$13	$—
We have highly liquid fixed and variable income investments classified as cash equivalents. With the exception of our available-for-sale investments noted below, we value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed primarily in time deposits.

Our available-for-sale securities are comprised of investments in debt securities and are recorded in both short-term investments and cash and cash equivalents on the Condensed Consolidated Balance Sheet. These securities are recorded at fair value using market prices. As of October 29, 2022 and January 29, 2022, the Company held no available-for-sale debt securities on the Condensed Consolidated Balance Sheets. As of October 30, 2021, the Company held $275 million of available-for-sale debt securities with maturity dates greater than three months and less than two years within short-term investments on the Condensed Consolidated Balance Sheet. In addition, as of October 30, 2021, the Company held $125 million of available-for-sale debt securities with maturities of three months or less at the time of purchase within cash and cash equivalents on the Condensed Consolidated Balance Sheet. Unrealized gains and losses on available-for-sale debt securities included within accumulated other comprehensive income were not material as of October 30, 2021.
The Company regularly reviews any available-for-sale debt securities for other-than-temporary impairment. For the 13 and 39 weeks ended October 30, 2021, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment loss.
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
During the 39 weeks ended October 29, 2022, the Company recorded impairment of store assets of $10 million and impairment of operating lease assets of $16 million. The impairment of the store assets reduced the carrying amount of the applicable long-lived assets of $12 million to their estimated fair value of $2 million. The impairment of operating lease assets reduced the carrying amount of the applicable long-lived assets of $62 million to their estimated fair value of $46 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations.
During the 39 weeks ended October 30, 2021, the Company recorded impairment of operating lease assets of $6 million. The impairment of the operating lease assets reduced the carrying amount of the applicable long-lived assets of $16 million to their estimated fair value of $10 million. The impairment charges were recorded in operating expenses on the Condensed Consolidated Statement of Operations. There were no material impairment charges recorded for store assets during the 39 weeks ended October 30, 2021.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 and 39 weeks ended October 29, 2022 or October 30, 2021.
Note 5. Income Taxes
The effective income tax rate was negative 67.9 percent for the 13 weeks ended October 29, 2022, compared with 29.3 percent for the 13 weeks ended October 30, 2021. The decrease in the effective tax rate for the 13 weeks ended October 29, 2022 compared with the 13 weeks ended October 30, 2021 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings and the cumulative impact of a change in the Company’s estimated annual effective tax rate.
The effective income tax rate was 174.0 percent for the 39 weeks ended October 29, 2022, compared with 17.8 percent for the 39 weeks ended October 30, 2021. The increase in the effective tax rate for the 39 weeks ended October 29, 2022 compared with the 39 weeks ended October 30, 2021 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings and the cumulative impact of a change in the Company’s estimated annual effective tax rate.

Note 6. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are the Canadian dollar, Japanese yen, New Taiwan dollar, Mexican peso, British pound, and Euro. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
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
Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Derivatives designated as cash flow hedges	$491	$524	$532
Derivatives not designated as hedging instruments	583	702	717
Total	$1,074	$1,226	$1,249
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	October 29, 2022	January 29, 2022	October 30, 2021
Derivatives designated as cash flow hedges:
Other current assets	$25	$10	$3
Other long-term assets	4	—	1
Accrued expenses and other current liabilities	—	—	6
Other long-term liabilities	—	—	1

Derivatives not designated as hedging instruments:
Other current assets	17	6	6
Accrued expenses and other current liabilities	2	2	6

Total derivatives in an asset position	$46	$16	$10
Total derivatives in a liability position	$2	$2	$13
Substantially all of the unrealized gains and losses from designated cash flow hedges as of October 29, 2022 will be recognized in income (loss) within the next 12 months at the then-current values, which may differ from the fair values as of October 29, 2022 shown above.

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
The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	13 Weeks Ended October 29, 2022		13 Weeks Ended October 30, 2021
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,530	$1,323	$2,282	$1,508

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(14)	—	5	—
Derivatives not designated as hedging instruments	—	(51)	—	(7)
Total (gain) loss recognized in net income (loss)	$(14)	$(51)	$5	$(7)

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	39 Weeks Ended October 29, 2022		39 Weeks Ended October 30, 2021
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$7,438	$3,974	$7,031	$4,312

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(22)	—	14	—
Derivatives not designated as hedging instruments	—	(80)	—	(2)
Total (gain) loss recognized in net income (loss)	$(22)	$(80)	$14	$(2)
Note 7. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Number of shares repurchased (1)	1.2	2.9	10.6	4.7
Total cost	$12	$73	$123	$128
Average per share cost including commissions	$10.20	$24.73	$11.59	$27.28
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $476 million remaining as of October 29, 2022. All common stock repurchased is immediately retired.

Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted-average number of shares - basic	365	376	367	377
Common stock equivalents (1)	1	—	3	8
Weighted-average number of shares - diluted	366	376	370	385
(1) For the 13 weeks ended October 30, 2021, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company's net loss for the period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 14 million and 8 million for the 13 weeks ended October 29, 2022 and October 30, 2021, respectively, and 14 million and 6 million for the 39 weeks ended October 29, 2022 and October 30, 2021, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 29, 2022, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of October 29, 2022, January 29, 2022, and October 30, 2021, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to October 29, 2022, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of October 29, 2022, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of October 29, 2022. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.

Note 11. Divestitures
On August 10, 2022, we completed the transition of our United Kingdom and Ireland online operations to a third party, Next Plc, to operate the online operations as a franchise partner. On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS S.p.A. ("OVS"), to operate Gap Italy stores as a franchise partner. The impacts from these transactions were not material to our Condensed Consolidated Financial Statements for the 39 weeks ended October 29, 2022.
On October 1, 2021, we also completed the transition of our Gap France operations to a third party, Hermione People & Brands, to operate Gap France stores as a franchise partner. The impact from the transaction was not material to our Condensed Consolidated Financial Statements for the 13 and 39 weeks ended October 30, 2021.
As our European partnership model transition is now complete, we sold our distribution center in Rugby, England for $125 million on September 30, 2022. As a result of this transaction, the Company recognized a pre-tax gain on sale of $83 million within operating expenses on the Condensed Consolidated Statement of Operations during the 13 weeks ended October 29, 2022.
On August 1, 2022, we completed the transition of our Old Navy Mexico operations to a third party, Grupo Axo, to operate Old Navy Mexico stores as a franchise partner. As a result of this transaction, the Company recognized a pre-tax loss of $35 million in the second quarter of fiscal 2022 when the assets were reclassified as held for sale. The pre-tax loss was recognized within operating expenses on the Condensed Consolidated Statement of Operations.
On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun Inc., to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions.
On April 8, 2021 and May 21, 2021, we completed the divestitures of the Janie and Jack and Intermix brands, respectively. As a result of these transactions, the Company recognized a pre-tax loss of $59 million within operating expenses on the Condensed Consolidated Statement of Operations for the 39 weeks ended October 30, 2021.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We have Company-operated stores in the United States, Canada, Japan, China, and Taiwan. Our products are available to customers online through Company-owned websites and through the use of third parties that provide logistics and fulfillment services. We also have franchise agreements with unaffiliated franchisees to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
OVERVIEW
Financial results for the third quarter of fiscal 2022 are as follows:
•Net sales for the third quarter of fiscal 2022 increased 2 percent compared with the third quarter of fiscal 2021.
•Online sales for the third quarter of fiscal 2022 increased 5 percent compared with the third quarter of fiscal 2021 and store sales for the third quarter of fiscal 2022 increased 1 percent compared with the third quarter of fiscal 2021.
•Gross profit for the third quarter of fiscal 2022 was $1.51 billion compared with $1.66 billion for the third quarter of fiscal 2021. Gross margin for the third quarter of fiscal 2022 was 37.4 percent compared with 42.1 percent for the third quarter of fiscal 2021.
•Operating income for the third quarter of fiscal 2022 was $186 million compared with operating income of $153 million for the third quarter of fiscal 2021.
•The effective income tax rate for the third quarter of fiscal 2022 was negative 67.9 percent compared with 29.3 percent for the third quarter of fiscal 2021.
•Net income for the third quarter of fiscal 2022 was $282 million compared with net loss of $(152) million for the third quarter of fiscal 2021.
•Diluted earnings per share was $0.77 for the third quarter of fiscal 2022 compared with diluted loss per share of $(0.40) for the third quarter of fiscal 2021.
•Merchandise inventory as of the third quarter of fiscal 2022 increased 12 percent compared with the third quarter of fiscal 2021.
During the third quarter of fiscal 2022 we made progress on right-sizing our inventory levels and rebalancing our assortment; however our gross margins were impacted by high levels of promotional activity. We have reduced inventory buys, primarily at Old Navy Global, and we continue to have select seasonal product being stored at distribution centers for expected introduction into the market through fiscal 2023.
The Company has continued to take steps to optimize profitability and cash flow to drive long-term improvements across our business. These steps include reducing open and existing corporate roles, renegotiating our advertising agency contracts, reducing technology operating costs, and rationalizing digital investments. The Company did not incur material charges in connection with these steps during the third quarter of fiscal 2022.
During the third quarter of fiscal 2022, the Company ended our Yeezy Gap contract and recorded pre-tax impairment costs of $53 million, primarily related to inventory, as a result of the decision. The costs were recorded in costs of goods sold and occupancy expenses on the Condensed Consolidated Statement of Operations.
The Company is also continuing to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of October 29, 2022, we have closed, net of openings, 279 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
Additionally, we completed the transition of our United Kingdom and Ireland online operations to a franchise partner on August 10, 2022. We also completed the transition of our Gap France operations and Gap Italy operations to franchise partners on October 1, 2021 and February 1, 2022, respectively. As our European partnership model transition is now complete, during the third quarter of fiscal 2022, we sold the distribution center in Rugby, England for $125 million and recorded a pre-tax gain on sale of $83 million within operating expenses on the Condensed Consolidated Statement of Operations.

On August 1, 2022, we completed the transition of our Old Navy Mexico operations to a third party, Grupo Axo, to operate Old Navy Mexico stores as a franchise partner. As a result of this transaction, the Company recognized a pre-tax loss of $35 million in the second quarter of fiscal 2022 when the assets were reclassified as held for sale. The pre-tax loss was recognized within operating expenses on the Condensed Consolidated Statement of Operations.
On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun Inc., to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions.
We remain focused on the following strategic priorities in the near term:
•driving improved sales through assortment improvements and a balanced and relevant category mix;
•reducing our fixed cost structure to improve profitability and manage through current macro-economic challenges;
•leveraging our scale to navigate disruptions and constraints in the global supply chain;
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Old Navy Global	(1)%	(9)%	(13)%	3%
Gap Global	4%	7%	(4)%	8%
Banana Republic Global	10%	28%	14%	22%
Athleta Global	—%	2%	(5)%	13%
The Gap, Inc.	1%	(1)%	(8)%	7%

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2022	39 Weeks Ended October 29, 2022		October 29, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America (1)	1,252	25	6	1,247	20.0
Gap North America	520	2	18	504	5.4
Gap Asia	329	4	74	259	2.2
Gap Europe (2)	11	—	—	—	—
Banana Republic North America	446	2	15	433	3.6
Banana Republic Asia	50	2	3	49	0.2
Athleta North America	227	29	5	251	1.0
Company-operated stores total	2,835	64	121	2,743	32.4
Franchise (1) (2)	564	77	39	637	N/A
Total	3,399	141	160	3,380	32.4
Decrease over prior year				(2.3)%	(3.9)%

	January 30, 2021	39 Weeks Ended October 30, 2021		October 30, 2021
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	42	5	1,257	20.1
Gap North America	556	1	19	538	5.7
Gap Asia	340	11	16	335	2.8
Gap Europe (3)	117	1	86	11	0.1
Banana Republic North America	471	2	12	461	3.9
Banana Republic Asia	47	6	2	51	0.2
Athleta North America	199	22	1	220	0.9
Intermix North America (4)	31	—	—	—	—
Janie and Jack North America (4)	119	—	—	—	—
Company-operated stores total	3,100	85	141	2,873	33.7
Franchise (3)	615	58	108	586	N/A
Total	3,715	143	249	3,459	33.7
Decrease over prior year				(8.6)%	(5.1)%
__________
(1)The 24 Old Navy Mexico stores that were transitioned to Grupo Axo during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Old Navy North America excludes these stores and the ending balance for Franchise includes these stores.
(2)The 11 Gap Italy stores that were transitioned to OVS during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes these stores and the ending balance for Franchise includes these stores.
(3)The 21 Gap France stores that were transitioned to Hermione People & Brands during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes these stores and the ending balance for Franchise includes these stores.
(4)On April 8, 2021, the Company completed the divestiture of the Janie and Jack brand. On May 21, 2021, the Company completed the divestiture of the Intermix brand. The 150 stores divested are not included as store closures or in the ending balance for fiscal 2021.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the third quarter of fiscal 2022 increased $96 million, or 2 percent, compared with the third quarter of fiscal 2021, in part due to timing of franchise sales. This was partially offset by strategic store closures, as well as an unfavorable impact of foreign exchange of $50 million. The foreign exchange impact is the translation impact if net sales for the third quarter of fiscal 2021 were translated at exchange rates applicable during the third quarter of fiscal 2022.
Our net sales for the first three quarters of fiscal 2022 decreased $772 million, or 6 percent, compared with the first three quarters of fiscal 2021, driven primarily by Old Navy Global as a result of inventory delays related to global supply chain disruptions, as well as size and assortment imbalances in the first half of fiscal 2022. The decrease in net sales was also driven by strategic store closures and the divestitures of the Janie and Jack and Intermix brands last year, as well as an unfavorable impact of foreign exchange of $101 million. The foreign exchange impact is the translation impact if net sales for the first three quarters of fiscal 2021 were translated at exchange rates applicable during the first three quarters of fiscal 2022. The decrease in net sales was partially offset by the positive impact of growth in Banana Republic Global net sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Cost of goods sold and occupancy expenses	$2,530	$2,282	$7,438	$7,031
Gross profit	$1,509	$1,661	$3,935	$5,114
Cost of goods sold and occupancy expenses as a percentage of net sales	62.6%	57.9%	65.4%	57.9%
Gross margin	37.4%	42.1%	34.6%	42.1%
Cost of goods sold and occupancy expenses increased 4.7 percentage points as a percentage of net sales in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021.
•Cost of goods sold increased 4.8 percentage points as a percentage of net sales in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021, driven by higher promotional activity primarily at Old Navy Global and Gap Global as well as inventory impairment as a result of the decision to discontinue the Yeezy Gap business. Average unit costs were relatively flat as commodity price increases were offset by a decrease in air freight expense during the third quarter of fiscal 2022.
•Occupancy expenses decreased 0.1 percentage points as a percentage of net sales in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021, primarily driven by an increase in net sales.
Cost of goods sold and occupancy expenses increased 7.5 percentage points as a percentage of net sales in the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021.
•Cost of goods sold increased 6.9 percentage points as a percentage of net sales in the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021, primarily driven by increased average unit costs which were impacted by higher air freight expenses and commodity price increases as well as higher promotional activity. The remaining increase was driven by inventory impairment primarily related to seasonal product and extended size product at Old Navy Global and inventory impairment as a result of the decision to discontinue the Yeezy Gap business.
•Occupancy expenses increased 0.6 percentage points as a percentage of net sales in the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021, primarily driven by a decrease in comparable sales without a corresponding decrease in fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating expenses	$1,323	$1,508	$3,974	$4,312
Operating expenses as a percentage of net sales	32.8%	38.2%	34.9%	35.5%
Operating margin	4.6%	3.9%	(0.3)%	6.6%
Operating expenses decreased $185 million, or 5.4 percentage points as a percentage of net sales in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 primarily due to the following:
•a gain of $83 million on sale of building;
•a decrease in performance-based compensation; and
•a decrease in advertising expenses.
Operating expenses decreased $338 million, or 0.6 percentage points as a percentage of net sales in the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021 primarily due to the following:
•a decrease in performance-based compensation; and
•a gain of $83 million on sale of building.
Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest expense	$22	$44	$63	$149
Interest expense decreased $22 million or 50 percent during the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 and decreased $86 million or 58 percent during the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021 primarily due to lower interest rates and principal for outstanding borrowings.
Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Income taxes	$(114)	$(63)	$(167)	$59
Effective tax rate	(67.9)%	29.3%	174.0%	17.8%
The decrease in the effective tax rate for the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings and the cumulative impact of a change in the Company’s estimated annual effective tax rate.
The increase in the effective tax rate for the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings and the cumulative impact of a change in the Company’s estimated annual effective tax rate.
We expect the income tax benefit from the third quarter of fiscal 2022 to be offset by significant tax expense in the fourth quarter of fiscal 2022 as a result of fluctuations in quarterly pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES
As of October 29, 2022, we consider the following to be our primary measures of liquidity and capital resources:

($ in millions)	Source of Liquidity	Outstanding Indebtedness	Total Available Liquidity
Cash and cash equivalents	$679	$—	$679
Debt
3.625% Senior Notes due 2029	750	750	—
3.875% Senior Notes due 2031	750	750	—
Total	$2,179	$1,500	$679
We are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. As of October 29, 2022, the Company's outstanding borrowing under the ABL Facility was $350 million. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. As our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period, we fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. Additionally, we have select seasonal product being stored at distribution centers for expected introduction into the market through fiscal 2023, which will impact inventory expenditures in future periods. The seasonality of our operations, in addition to the impact of global economic conditions such as the uncertainty surrounding global inflationary pressures, the COVID-19 pandemic, and the Russia-Ukraine crisis, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
We believe our existing balances of cash and cash equivalents, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash used for operating activities was $112 million during the first three quarters of fiscal 2022 compared with $682 million of cash provided by operating activities during the first three quarters of fiscal 2021, primarily due to the following:
    Net Income
•a decrease in net income;
    Non-cash item
•a decrease of $325 million due to a loss on extinguishment of debt during the first three quarters of fiscal 2021;
Changes in operating assets and liabilities
•a decrease of $384 million related to accounts payable primarily due to the timing of payments for inventory during the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021; and
•a decrease of $362 million related to accrued expenses and other current liabilities primarily due to a decrease in performance-based compensation for fiscal 2022 compared with fiscal 2021; partially offset by
•an increase of $310 million related to income taxes payable, net of receivables and other tax-related items, primarily due to the receipt of tax refunds during the first three quarters of fiscal 2022 related to our fiscal 2020 net operating loss carryback claims; and
•an increase of $210 million related to merchandise inventory primarily due to timing of receipts as a result of shipping delays and port congestion that occurred during the first three quarters of fiscal 2021.

Cash Flows from Investing Activities
Net cash used for investing activities was $119 million during the first three quarters of fiscal 2022 compared with $508 million of cash used for investing activities during the first three quarters of fiscal 2021, primarily due to the following:
•$458 million in net proceeds from sale of buildings during the first three quarters of fiscal 2022; and
•$135 million in cash payments for acquisitions in the first three quarters of fiscal 2021; partially offset by
•$134 million in net proceeds from available-for-sale securities during the first three quarters of fiscal 2021; and
•$91 million more purchases of property and equipment during the first three quarters of fiscal 2022 compared with the first three quarters of fiscal 2021.
Cash Flows from Financing Activities
Net cash provided by financing activities was $60 million during the first three quarters of fiscal 2022 compared with $1,358 million of cash used for financing activities during the first three quarters of fiscal 2021, primarily due to the following:
•$2,546 million for payments related to the extinguishment of long-term debt during the first three quarters of fiscal 2021; and
•$350 million in proceeds received from borrowing under the ABL Facility during the first quarter of fiscal 2022; partially offset by
•$1,500 million in proceeds received for the issuance of long-term debt during the first three quarters of fiscal 2021.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 29, 2022	October 30, 2021
Net cash provided by (used for) operating activities	$(112)	$682
Less: Purchases of property and equipment	(577)	(486)
Free cash flow	$(689)	$196
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the third quarter of fiscal 2022. In November 2022, the Board authorized a dividend of $0.15 per share for the fourth quarter of fiscal 2022.
Share Repurchases
Certain financial information about the Company’s share repurchases is set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
As of October 29, 2022, our merchandise inventory-related purchase obligations have decreased compared with January 29, 2022. In addition to seasonal fluctuations that are inherent to our business, we have reduced inventory buys in an effort to reduce and rebalance inventory levels, primarily at Old Navy Global. The global supply chain challenges have also improved, reducing the need to start the merchandise booking process earlier. There have been no other material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 29, 2022, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.

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
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2022, we shifted our legacy enterprise resource planning ("ERP") system to a cloud-based ERP system. As part of the system conversion, we assessed the impact to the control environment and modified internal controls where necessary.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to purchases of common stock of the Company made for the 13 weeks ended October 29, 2022 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (July 31 - August 27)	1,176,425	$10.20	1,176,425	$ 476 million
Month #2 (August 28 - October 1)	—	$—	—	$ 476 million
Month #3 (October 2 - October 29)	—	$—	—	$ 476 million
Total	1,176,425	$10.20	1,176,425
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
(2)In February 2019, the Board approved a $1.0 billion share repurchase authorization, which has no expiration date.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1*	Fourth Amended and Restated Revolving Credit Agreement dated as of July 13, 2022					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
_____________________________
(P)    This Exhibit was originally filed in paper format. Accordingly, a hyperlink has not been provided.
*    This Exhibit was originally filed in PDF format and is provided here in HTML format with updated section numbering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	November 22, 2022	By	/s/ Bob L. Martin
Bob L. Martin
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	November 22, 2022	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)