Form 10-K
period 2023-01-28
GAP INC
filed 2023-03-14
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 29, 2022 was approximately $2 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 8, 2023 was 366,211,735.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2023 (hereinafter referred to as the “2023 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•meeting the closing conditions to transfer the Gap Taiwan operations to Baozun;
•our agreements with third parties to operate stores and websites selling apparel and related products under our brand names;
•our integrated loyalty program and the expected benefits therefrom;
•investing in our business and enhancing the customer experience;
•strategically registering our trademarks and copyrights;
•aggressively policing our trademarks and pursuing those who infringe;
•compliance with United States and foreign laws, rules and regulations;
•the impact of global economic conditions on our business and other businesses around the world;
•the impact of COVID-19 on our and our franchisees' operations;
•initiatives to optimize inventory levels and increase supply chain efficiency and responsiveness;
•initiatives to improve assortments and increase sell-through;
•initiatives to enhance in-season responsiveness and reduce our exposure to fashion volatility;
•our plans to introduce select seasonal product being stored at distribution centers into the market through fiscal 2023, and the corresponding impact on inventory expenditures in future periods;
•initiatives to drive long-term improvements across our business;
•our plans to simplify and optimize our operating model and structure;
•optimizing our marketing spend and rationalizing our technology investments;
•our plans to continue to reduce the number of Gap and Banana Republic stores in North America;
•the impact of our Gap France franchisee being placed into receivership on our Consolidated Financial Statements;
•managing our international partnerships, growing our brands and amplifying our reach;
•our near term strategic priorities, and our ability to execute against them;
•the anticipated timing of settlement of purchase obligations and commitments;
•the ability of our cash flows from operations, current balances of cash and cash equivalents, and debt instruments to support our business operations and liquidity requirements;
•the payment of our first quarter fiscal 2023 dividend;
•the impact of recent accounting pronouncements on our Consolidated Financial Statements;
•recognition of a decrease in unrecognized tax benefits within the next 12 months;
•recognition of unrealized gains and losses from designated cash flow hedges;
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
•the risk that inflationary pressures continue to negatively impact gross margins or that we are unable to pass along price increases;
•the risk that we or our franchisees may be unsuccessful in gauging apparel trends and changing consumer preferences or responding with sufficient lead time;
•the risk that we may be unable to manage or protect our inventory effectively and the resulting impact on our gross margins, sales and results of operations;
•the risk that we fail to manage key executive succession and retention and to continue to attract qualified personnel;
•engaging in or seeking to engage in strategic transactions, or adjusting our business strategies, all of which is subject to various risks and uncertainties;
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
•natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events;
•the ongoing conflict between Russia and Ukraine and the impact on global market stability;
•the risk that our efforts to expand internationally may not be successful;
•the risk that our franchisees and licensees could impair the value of our brands or fail to make payments for which we are liable;
•the risk that trade matters could increase the cost or reduce the supply of apparel available to us;
•the risk of foreign currency exchange rate fluctuations;

•the risk that comparable sales and margins will experience fluctuations, or that the seasonality of our business will experience changes;
•the risk that we or our franchisees may be unsuccessful in identifying, negotiating, and securing new store locations and renewing, modifying, or terminating leases for existing store locations effectively;
•the adverse effects of climate change on our operations and those of our franchisees, vendors and other business partners;
•the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims;
•our failure to comply with applicable laws and regulations and changes in the regulatory or administrative landscape;
•our failure to satisfy regulations and market expectations related to our ESG initiatives;
•reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards;
•the risk that worsening global economic and geopolitical conditions could result in changes to the assumptions and estimates used when preparing the Consolidated Financial Statements;
•the risk that changes in our business structure, our performance or our industry could result in reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, and require additional deferred tax valuation allowances;
•the risk that changes in the geographic mix and level of income or losses, the expected or actual outcome of audits, changes in deferred tax valuation allowances, and new legislation could impact our effective tax rate;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 14, 2023, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2022 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the "Company," "we," and "our") is a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for women, men, and children under the Old Navy, Gap, Banana Republic, and Athleta brands.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, Company-owned websites, and third-party arrangements. As of January 28, 2023, we had Company-operated stores in the United States, Canada, Japan, China, and Taiwan. In fiscal 2022, we signed agreements with a third party, Baozun Inc. ("Baozun"), to operate Gap China and Gap Taiwan ("Gap Greater China") stores and the in-market website as a franchise partner. On January 31, 2023, the Gap China transaction closed with Baozun. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
We have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names.
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
Old Navy.  Old Navy is an American value apparel brand that makes current essentials accessible to everyone. The brand celebrates the democracy of style through on-trend, playfully optimistic, affordable, high-quality product, and inclusive size ranges. Old Navy is committed to creating incredible shopping experiences regardless of where, when, and how customers choose to shop, including a fun store experience, a dynamic online channel, and convenient omni-channel capabilities. Old Navy opened its first store in 1994 in the United States and since then has expanded to more than 1,200 Company-operated stores, as well as franchise stores around the world.
Gap.  Gap is an authority on modern American style. Founded in San Francisco in 1969, Gap continues to build on its heritage grounded in denim and khakis. Gap is a lifestyle brand that includes adult apparel and accessories, Gap Teen, Gap Kids, babyGap, Gap Maternity, Gap Body, GapFit, and Gap Home collections. In 2022, Gap Home, our licensing partnership with Walmart, continued to scale and offer new categories in the home space including launching a collection for kids. Gap connects with customers online, in Company-operated and franchise retail locations globally, and through licensing partnerships. Gap also serves value-conscious customers with exclusively designed collections for Gap Outlet and Gap Factory Stores.
Banana Republic.  Acquired in 1983 as a travel and adventure outfitter, Banana Republic is a global apparel and accessories brand committed to work for a better republic. Designed for people with purpose who share a passion for life, Banana Republic is redefining luxury by using the finest materials with the latest fabric innovations to create timeless, modern, and versatile clothing, eyewear, jewelry, shoes, handbags, and fragrances. Customers can purchase Banana Republic products globally in the brand's specialty stores, factory stores, online, and franchise stores.

Athleta.  Athleta is a premium fitness and lifestyle brand creating beautiful, technical, sustainable apparel to inspire a community of active, confident women and girls. Established in 1998 and acquired by Gap Inc. in 2008, Athleta integrates technical features and innovative design across its women's collection to carry her through a life in motion, from yoga, training and sports, to everyday activities and travel. In 2022, Athleta unveiled new product collaborations with athletes and celebrities. Additionally, Athleta continued to open new stores in both the U.S. and Canadian markets.
Since 2018, Athleta has been certified as a benefit corporation ("B Corp"), furthering its commitment to using the business as a force for good to drive social and environmental impact. The Company continues to meet rigorous standards across social and environmental performance, accountability, and transparency. With this accreditation, Gap Inc. is one of the largest publicly-traded retail companies with a B Corp certified subsidiary apparel brand.
We ended fiscal 2022 with 2,685 Company-operated stores and 667 franchise store locations. For more information on the number of stores by brand and region, see the table included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. During fiscal 2022, the Company launched a new long-term credit card program with Barclays that replaced our prior credit card program with Synchrony Financial. We also have an integrated loyalty program across the U.S. and Puerto Rico that aims to attract new customers and create enduring relationships by turning customers into lifelong loyalists. We are focused on increasing the lifetime value of our loyalty members through greater personalization, including by leveraging first party data and increasing promotions with targeted content, offers, and experiences. Although each brand expression has a different look and feel, customers can earn and redeem rewards across all of our purpose-led brands. All of our brands issue and redeem gift cards.
Product Development
We design, develop, market, and sell a wide range of apparel, footwear and accessories products reflecting a mix of basics and fashion items based on widely accepted fashion trends, striving to bring product to market quickly and provide unrivaled value to customers. We are committed to pursuing technology and product innovation that supports our sustainability efforts while also delivering great quality products to our customers. Our product teams research, test, and iterate each season to deliver the latest styles in fabrics and silhouettes that are made to last while remaining conscious of the types of materials being sourced and the suppliers they work with. We leverage feedback and purchasing data from our customer database, along with market trend insights, to guide our product and merchandising decision-making.
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

Merchandise Vendors
We purchase private label and non-private label merchandise from over 250 vendors. Our vendors have factories in about 25 countries. Our two largest vendors accounted for approximately 8 percent and 6 percent of the dollar amount of our total fiscal 2022 purchases. Of our merchandise purchased during fiscal 2022, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 30 percent of our fiscal 2022 purchases, by dollar value, were from factories in Vietnam. Approximately 17 percent of our fiscal 2022 purchases, by dollar value, were from factories in Indonesia. Product cost increases or events causing disruption of imports from Vietnam, Indonesia, or other foreign countries, including the imposition of additional import restrictions or taxes, vendors temporarily closing or potentially failing due to political, financial, or regulatory issues, public health crises such as the coronavirus disease ("COVID-19") pandemic, or supply chain disruptions, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. For additional information on risks related to our merchandise vendors, see the below sections in Item 1A, Risk Factors, of this Form 10-K.
•"Risks Related to Macroeconomic Conditions—The COVID-19 pandemic has and could continue to adversely affect our business and results of operations,"
•“Risks Related to Human Capital, Inventory and Supply Chain Management—Our business is subject to risks associated with global sourcing and manufacturing,"
•"Risks Related to Human Capital, Inventory and Supply Chain Management—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,”
•"Risks Related to Operating a Global Business—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events" and
•“Risks Related to Operating a Global Business—Trade matters may disrupt our supply chain”
Seasonal Business
Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. Additionally, other macroeconomic conditions such as the uncertainty surrounding global inflationary pressures, the COVID-19 pandemic, and the Russia-Ukraine crisis have had and may continue to have an impact on customer behavior that could result in temporary changes in the seasonality of our business.
Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. Virtually all aspects of brand development, from product design and distribution to marketing, merchandising and shopping environments, are controlled by Gap Inc. employees. We continue to invest in our business and enhance the customer experience through ongoing supply chain, digital, marketing, and omni-channel initiatives.
Trademarks and Service Marks
We own the material trademarks used in connection with the marketing, distribution and sale of our products, domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the Old Navy, Gap, Gap Kids, babyGap, Gap Body, GapFit, Gap Teen, Banana Republic, and Athleta trademarks and service marks, and certain other trademarks and service marks. We have obtained and continue to maintain registrations for the aforementioned marks in the United States, Canada, Mexico, the United Kingdom, the European Union, Japan, China and numerous other countries throughout the world. In addition, we own domain names for our primary trademarks and hold several copyright registrations. We intend to continue to strategically register, both domestically and internationally, trademarks and copyrights that we utilize today and those we develop in the future. We will continue to aggressively police our trademarks and pursue those who infringe, both domestically and internationally. We believe the distinctive trademarks we use in connection with our products are important in building our brand image and distinguishing our products from those of others.

Franchising
We have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. For additional information on risks related to our franchise business, see the sections entitled “Risk Factors—Risks Related to Operating a Global Business—Our efforts to expand internationally may not be successful” and “Risk Factors—Risks Related to Operating a Global Business—Our franchise and licensing businesses are subject to certain risks not directly within our control that could impair the value of our brands” in Item 1A, Risk Factors, of this Form 10-K.
Inventory
The nature of the retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we, along with other retailers, generally build up inventory levels. We maintain a large part of our inventory in distribution centers. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors) and we primarily use promotions and markdowns to clear merchandise. For additional information on risks related to our inventory, see the below sections in Item 1A, Risk Factors, of this Form 10-K.
•“Risks Related to Our Brand Relevance and Brand Execution—We must successfully gauge apparel trends and changing consumer preferences to succeed,”
•"Risks Related to Human Capital, Inventory and Supply Chain Management—If we are unable to manage our inventory effectively, our results of operations could be adversely affected" and
•"Risks Related to Operating a Global Business—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events"
Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. For additional information on risks related to competition, see the section entitled “Risk Factors—Risks Related to Competition—Our business is highly competitive” in Item 1A, Risk Factors, of this Form 10-K.
Human Capital
As of January 28, 2023, we had a workforce of approximately 95,000 employees. We also hire seasonal employees, primarily during the peak holiday selling season. As of January 28, 2023, approximately 81 percent of employees worked in retail locations, approximately 9 percent of employees worked in headquarters locations, and approximately 10 percent of employees worked in distribution centers. In addition, as of that date, approximately 81 percent of employees were located in the U.S. and approximately 19 percent of employees were located outside of the U.S., with a majority of those non-U.S. based employees located in Canada and Asia.
We know that in order to remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, information technology, and other functions, as well as in our stores and distribution centers. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of our employees. We understand the importance of human capital and prioritize building talent; diversity and inclusion; ensuring pay equity; gathering and actioning on employee feedback; and supporting the health, wellness, and safety of our employees, customers, and communities.
Building Talent. We invest in our employees through accessible resources and structured training programs that offer opportunities for development. Currently, we offer functional and technical training to our employees in our stores, distribution centers, and headquarters. We have historically created, managed, or offered a collection of development courses for employees that cover a range of subjects.

Diversity and Inclusion. We offer our employees extensive programs and resource groups that foster diversity and inclusion. In addition, we have established nine Company-wide commitments to foster racial equality. Information about our commitments is available on our website (www.gapinc.com) under "Values, Equality & Belonging, Our Commitments." We are also committed to greater transparency and have publicly reported our global employee gender data and overall U.S. race and ethnicity data since 2007, and since 2021 we have shared additional data on how our U.S. employees identify their race and ethnicity at stores, distribution centers and headquarters. In fiscal 2022, we also published our second dedicated Equality & Belonging Report to talk openly about our progress and the lessons we are learning along the way.
Pay Equity. Since 2014, we have conducted annual reviews of our pay data by gender, and in 2020 we began using an external firm to assess our pay data by race for all U.S. employees.
Employee Feedback. We value our employees' feedback and use opinion surveys as a critical component of our ongoing listening strategy. We use these insights to understand what is important to our employees and to determine where we should focus our investments and build new programs and strategies that help us create a thriving, productive work environment. We have modernized our approach to soliciting employee feedback on topical issues to capture data so we can understand and respond faster to employees' needs. We also collect feedback about our employees' work experience during performance reviews.
Health, Wellness and Safety. Protecting the health and safety of our employees, customers and communities is a top priority. Our store and distribution center employees are trained on safe work practices and learn procedural knowledge through on-the-job training programs that are aligned to industry and Occupational Safety & Health standards. Our internal Safety and Claims teams analyze risks and collaborate with operational leaders to understand and adjust business practices to align with emerging trends, and our Internal Audit team gauges procedural compliance at distribution centers and stores. We continue to monitor all official COVID-19 pandemic recommendations from the Occupational Safety and Health Administration and the Center for Disease Control and Prevention, local government mandates and current COVID-19 data trends to make adjustments to our policies.
Human Capital Oversight. The Board of Directors (the "Board") and its Compensation and Management Development Committee oversee human capital issues. The Compensation and Management Development Committee has formal oversight over the Company's policies and strategies relating to its human capital management function, including policies, processes and strategies relating to employee recruitment, retention, appraisal and development; talent management; workplace culture and employee engagement; workforce diversity, equity and inclusion and any goals related thereto; and the Company's general approach to broad-based compensation, benefits, workplace and employment practices, as outlined in its charter. The Committee regularly receives reports on talent, succession planning, and diversity and inclusion. On a quarterly basis, the Committee receives a talent dashboard with key metrics, including employee survey feedback and turnover information. The Committee engages periodically on compensation program design for all employees at all levels.
For additional information on risks related to our human capital management, see the section entitled “Risk Factors—Risks Related to Human Capital, Inventory and Supply Chain Management—Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our results of operations” in Item 1A, Risk Factors, of this Form 10-K.
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
Environmental, Social, Governance ("ESG")
Information about our ESG efforts is available on our website (www.gapinc.com) under "Values, Sustainability, ESG Resources" which provides information on our public commitments, policies, social and environmental programs, sustainability strategy and ESG data. Also included are downloads of our reporting standards and frameworks: Task Force on Climate-Related Financial Disclosures (TCFD), Sustainability Accounting Standards Board (SASB) and Global Reporting Index (GRI), and our Annual ESG reports.
The information contained in, or referred to, on our website is not deemed to be incorporated into this Annual Report unless otherwise expressly noted.

Information about our Executive Officers
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Horacio Barbeito, 52, President and Chief Executive Officer, Old Navy effective August 2022; President and CEO, Walmart Canada from November 2019 to July 2022; President and CEO, Walmart Argentina and Chile from February 2015 to November 2019; and President and CEO, Walmart Argentina from February 2012 to February 2015.
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
Sally Gilligan, 50, Executive Vice President, Chief Supply Chain, Strategy and Transformation Officer effective March 2023; Chief Growth Transformation Officer from April 2021 to March 2023; Chief Information Officer & Head of Strategy from April 2018 to March 2021; and Senior Vice President, Product Operations and Supply Chain from 2015 to April 2018.
Julie Gruber, 57, Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary effective March 2020; Executive Vice President, Chief Legal, Compliance and Sustainability Officer, and Corporate Secretary from March 2020 to May 2021; Executive Vice President, Global General Counsel, Corporate Secretary and Chief Compliance Officer from February 2016 to March 2020; Senior Vice President and General Counsel from March 2015 to February 2016; Vice President and Deputy General Counsel from 2007 to March 2015; and Associate General Counsel from 2003 to 2007.
Bob L. Martin, 74, Interim Chief Executive Officer effective July 2022 and Executive Chair of the Board effective March 2020; Operating Partner, Stephens Group, Inc. since 2003; Principal (part-time), Mcon Management Services, Ltd. since 2020 and Chief Executive Officer (part-time), Mcon Management Services, Ltd. from 2002 to 2020; independent consultant from 1999 to 2002; and President and Chief Executive Officer, Walmart International, a division of Walmart Stores, Inc., from 1984 to 1999.
Katrina O'Connell, 53, Executive Vice President and Chief Financial Officer effective March 2020; Chief Financial Officer and Senior Vice President of Strategy & Innovation, Old Navy from January 2017 to March 2020; and Chief Financial Officer and Senior Vice President of Strategy, Banana Republic from March 2015 to January 2017. Ms. O'Connell has previously held various roles at the Company focused on both financial budgeting and forecasting for the Company's portfolio of brands, as well as roles in supply chain, IT, treasury and investor relations.
Sheila Peters, 70, Executive Vice President and Chief People Officer effective March 2020; Senior Vice President, Human Resources, Talent and Communications from October 2016 to March 2020; Senior Vice President, Global Human Resources and Communications from February 2013 to October 2016; and Senior Vice President, Human Resources from July 2011 to February 2013.
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
Risks Related to Macroeconomic Conditions
Global economic conditions have and will likely continue to adversely affect our business, financial condition and results of operations.
Our business is affected by global economic conditions and the related impact on consumer spending worldwide. Global economic conditions have impacted, and are likely to continue to impact, our business and other businesses around the world. Inflation, rising interest rates, rising energy and commodity prices and other macroeconomic pressures have led to recession fears and are creating a complex and challenging retail environment as customers reduce their discretionary spending. In particular, inflationary pressures negatively impacted our gross margins in fiscal 2022 due to commodity price increases. If inflationary pressures continue, and if we are unable to pass along price increases, our sales and results of operations will be negatively impacted in fiscal 2023.
Some of the factors that may influence consumer spending patterns include high levels of unemployment, pandemics, extreme weather conditions and natural disasters, higher consumer debt levels, inflationary pressures, global geopolitical instability (including the ongoing conflict between Russia and Ukraine), reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Historically, consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty.
Deteriorating economic conditions or geopolitical instability in any of the regions in which we and our franchisees sell our products could reduce consumer confidence and adversely impact consumer spending patterns, and thereby could adversely affect our sales and results of operations, and could also result in changes to the assumptions and estimates used when preparing our Consolidated Financial Statements. Examples include, but are not limited to, assumptions and estimates used for inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, and the impairment of long-lived assets. In challenging and uncertain economic environments such as the current one, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.
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

At the peak of the COVID-19 outbreak, we temporarily closed a significant number of our stores globally and furloughed the majority of our store teams. While we have since reopened our stores, we expect that certain parts of our operations will continue to be impacted by the continuing effects of COVID-19, and we and our franchisees may face new store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods if the pandemic is not fully contained.
The COVID-19 pandemic also significantly impacted our supply chain and may do so again in the future if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Vessel, container and other transportation shortages, factory closures, labor shortages and port congestion globally have in the past delayed and could in the future delay inventory orders and, in turn, deliveries to our and our franchisees' stores and distribution centers. These supply chain and logistics disruptions have impacted our inventory levels and sales in the past, and could impact our inventory levels and sales in future periods.
As a result of the COVID-19 pandemic, we also closed many of our corporate offices and other facilities, including our corporate headquarters in San Francisco. Although we have since reopened our corporate offices and other facilities, we may face future closure requirements and other operational restrictions if the pandemic is not contained. These policies may also negatively impact productivity and cause other disruptions to our business.
Risks Related to Our Brand Relevance and Brand Execution
We must successfully gauge apparel trends and changing consumer preferences to succeed.
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. Transportation shortages, factory closures, labor shortages, port congestion and other supply chain disruptions may lead to prolonged delays in receiving inventory. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, or fail to execute trends and deliver products to the market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our margins and results of operations.
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
Risks Related to Strategic Transactions and Investments
We may engage in or seek to engage in strategic transactions, such as acquisitions, divestitures and other dispositions, or adjust our business strategies, all of which are subject to various risks and uncertainties, which could disrupt or adversely affect our business.
We may engage in or seek to engage in strategic transactions, such as acquisitions, divestitures or other dispositions, which we may not be able to complete on anticipated terms or time frames or at all, or which may not generate some or all of the strategic, financial, operational or other benefits we expect to realize from such transactions on such anticipated time frames or at all. In addition, these transactions may be complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment, market conditions, the retail industry or political conditions may affect our ability to complete such transactions. In addition, the process of completing these transactions may be time-consuming and involve considerable costs and expenses, which may be significantly higher than what we anticipate and may not yield a benefit if the transactions are not completed successfully. Executing these transactions may require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect our results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees and/or attracting and retaining customers during the pendency or following the completion of any of these transactions, which could harm our business.
In 2021, we reached agreements to transfer our European business to a franchise model, and in 2022 we reached agreements to transition our Mexico and Greater China businesses to a franchise model. In 2021, we also divested our Janie and Jack and Intermix brands and acquired two technology companies. We incurred costs and expenses in connection with these transactions and may incur such costs and expenses in connection with future strategic reviews, which may require significant attention from our senior management and employees. Executing any transactions resulting from future strategic reviews will be time-consuming, will involve additional costs and expenses, which may be significant, and may result in difficulties attracting, retaining and motivating employees, which could harm our business and adversely affect our results of operations.
We have adjusted and may further adjust our business strategies to meet changes in our business environment. For example, in 2022 we took steps to reduce open and existing corporate roles, renegotiate our advertising agency contracts, reduce technology operating costs, and rationalize digital investments. Our new organization and strategies could be less successful than our previous organizational structure and strategies, are subject to execution risk, and may not produce the anticipated benefits.

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
Risks Related to Human Capital, Inventory and Supply Chain Management
If we are unable to manage or protect our inventory effectively, our results of operations could be adversely affected.
Fluctuations in the global apparel retail markets impact the levels of inventory owned by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the season and frequently before apparel trends are confirmed by customer purchases. We must enter into contracts for the purchase and manufacture of merchandise long before the applicable selling season, and transportation shortages, factory closures, labor shortages, port congestion and other supply chain disruptions may lead to prolonged delays in receiving inventory. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. For example, in 2022, certain product did not meet consumer preferences resulting in higher levels of promotional activity and lower-than-planned gross margins and, in some cases, we were required to take significant impairment charges on unproductive inventory. If sales do not meet expectations, including due to the impact of current macroeconomic conditions on consumer demand, too much inventory may cause excessive markdowns and, therefore, lower-than-planned gross margins. As a result, we may also be required to take significant impairment charges on delayed or unproductive inventory.
Conversely, if we underestimate or are unable to satisfy consumer demand for our products, we may experience inventory shortages, which could result in lower than anticipated sales, delayed shipments to customers and negative impacts on consumer relationships and brand loyalty, which could adversely affect our results of operations.
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
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of employees, customers, vendors or other third parties including through organized retail crime and professional theft. While some level of inventory shrinkage is unavoidable, if we were to experience higher rates of inventory shrinkage, or if we were unable to effectively reduce the impact of loss or theft of assets, our results of operations could be affected adversely.

Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our results of operations.
The loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could adversely affect our business. We made significant changes to our executive leadership team in recent years and are currently searching for a non-interim CEO. The failure to successfully transition and assimilate key employees, including our new CEO, the effectiveness of our leaders, and any further transition, could adversely affect our results of operations.
In addition, our business and future success depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, executing our strategic initiatives, including our technology and supply chain initiatives, has required and may require in the future that we hire and/or develop employees with appropriate and specialized experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high. Furthermore, we have experienced a shortage of labor for field and distribution center positions, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel for these and other positions in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates and competitive wage pressures, minimum wage legislation, and overtime and paid leave regulations. Additionally, changes to our office environments and our requirements and/or expectations about when or how often certain employees work on-site or remotely may not meet the expectations of our employees. As businesses increasingly operate remotely, traditional geographic competition for talent may change in ways that we cannot presently predict. If our employment proposition is not perceived as favorable compared to other companies, it could negatively impact our ability to attract and retain our employees. If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure or business model adversely affect morale or retention, we may not achieve our objectives and our results of operations could be adversely impacted.
Our business is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruptions, or increased costs in the manufacture of our products could impact our ability to source product and result in lower than anticipated sales.
A large portion of our global sourcing comes from a few specific countries. For example, in fiscal 2022, approximately 30 percent and 17 percent of our merchandise, by dollar value, was purchased from factories in Vietnam and Indonesia, respectively. Delays in production and added costs in Vietnam or Indonesia have in the past adversely affected and in the future could adversely affect our results of operations.

Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Increases in transportation costs and/or delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, port and infrastructure congestion, public health emergencies, social unrest, changes in local economic conditions, political upheavals, or other factors, and costs and delays associated with transitioning between vendors, could adversely affect our results of operations. Operating or manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which have in the past adversely affected and in the future could adversely affect our gross margins. In addition, the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products (including due to inflationary pressures, political instability, and/or regulation of energy inputs and greenhouse gas emissions) could adversely affect our gross margins.
If our vendors, or any raw material suppliers on which our vendors rely, suffer prolonged manufacturing or transportation disruptions due to public health conditions or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our sales and results of operations.
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
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. Our business employs systems and websites that allow for the secure storage and transmission of this information. However, despite our safeguards and security processes and protections, security breaches and vulnerabilities could expose us to a risk of loss or misuse of this information, litigation, and potential liability. The retail industry, in particular, has been the target of many recent cyber-attacks. We may not have the resources to anticipate or prevent rapidly evolving types of cyber-attacks, such as phishing and ransomware attacks, which have become particularly prevalent. While we train our employees to identify these and other security threats as part of our security efforts, this training cannot be completely effective. Attacks may be targeted at us, our vendors or customers, or others who have entrusted us with personal or confidential information. Although we strive to take appropriate measures to safeguard our information security and privacy environment from security breaches and vulnerabilities, we could still expose our customers and our business to risk.

Actual or anticipated attacks may disrupt or impair our technology capabilities, and may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. Measures we implement to protect against cyberattacks and address vulnerabilities may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.
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
We maintain a complex technology platform consisting of both legacy and modern systems, and we also increasingly rely on third party providers for public cloud infrastructure that powers our e-commerce platform and other systems. Our owned and operated systems require continual maintenance, upgrades and changes, some of which are significant. Upgrades may involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of the inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions, and believe we are taking appropriate steps to mitigate these risks through testing, training, and staging implementation, as well as ensuring appropriate commercial contracts are in place with third party vendors supplying or supporting our IT initiatives. However, there can be no assurance that we will successfully maintain or launch these systems as planned or that they will be implemented without disruptions to our operations. IT system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could disrupt our operations and adversely affect our results of operations. While the uptime, performance, and security of our third party public cloud infrastructure providers are generally equal to or better than our own systems, as we continue to move to their platforms, our reliance on third parties means that any downtime or security issues they experience poses a greater risk of a single point of failure. Any failure by our third party providers could disrupt our operations and adversely affect our results of operations.
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

In particular, these types of events could impact our supply chain from or to the impacted region and could impact our ability or the ability of our franchisees or other third parties to operate our stores or websites. These types of events could also negatively impact consumer spending in the impacted regions or globally, depending upon the severity. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our business and results of operations could be adversely affected.
The ongoing conflict between Russia and Ukraine has caused and continues to cause instability and disruption in global markets. In February 2022, in response to the conflict, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impact of the conflict and any resulting bans, sanctions and boycotts on our business is uncertain at the current time due to the fluid nature of the conflict as it is unfolding in real-time. The potential impacts could include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We do not and cannot know if the conflict could escalate and result in broader economic and security concerns which could adversely affect our business, financial condition or results of operations.
Our efforts to expand internationally may not be successful.
Our current business strategies include pursuing selective international expansion in a number of countries around the world through a number of channels. This includes our franchisees opening additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major established competitors. In addition, in many of these locations, the real estate, employment and labor, transportation and logistics, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in these locations and, as a result, the sales of our products may not be successful or result in the margins we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our results of operations could be adversely affected.
Our franchise and licensing businesses are subject to certain risks not directly within our control that could impair the value of our brands.
We have entered into franchise agreements to operate stores and websites in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We have also entered into licensing agreements to sell products using our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in international markets, the demand for new product categories and our ability to successfully identify appropriate third parties to act as franchisees, licensees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as franchisee and licensee financial stability and the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Additionally, certain of our franchisees have been unable to, and may in the future be unable to make payments to landlords, distributors and suppliers, as well as payments to service any debt they may have outstanding, including to us. We have also provided loan guarantees to various lenders on behalf of certain franchisees, and have guaranteed or are contingently liable for certain franchisees' leases. These arrangements could have an adverse effect on our liquidity and results of operations.
Other risks that may affect these third parties include general economic conditions in specific countries or markets, foreign exchange rates, changes in diplomatic and trade relationships, restrictions on the transfer of funds, and geopolitical instability. Moreover, while the franchise and licensing agreements we have entered into and plan to enter into in the future provide us with certain termination rights, the value of our brands could be impaired to the extent that these third parties do not operate their stores or websites or sell our branded products in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee or licensee, could also adversely affect our results of operations and our reputation.

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
We are exposed to foreign currency exchange rate risk with respect to our sales, operating expenses, profits, assets, and liabilities generated or incurred in foreign currencies as well as inventory purchases in U.S. dollars for our foreign subsidiaries. Fluctuations in foreign currency exchange rates could impact consumer spending or adversely affect the profitability of our foreign operations or those of our franchisees and licensees. Global economic and geopolitical uncertainty, such as the ongoing conflict between Russia and Ukraine, has resulted and in the future could result in volatility in foreign exchange rates. Although we use financial instruments to hedge certain foreign currency risks, these measures may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and results of operations.
We experience fluctuations in our comparable sales and margins, which could adversely affect the market price of our common stock, our credit ratings and our liquidity.
Our success depends in part on our ability to grow sales and improve margins. A variety of factors affect comparable sales and/or margins, including but not limited to apparel trends, competition, current economic conditions (including due to macroeconomic pressures, geopolitical instability or the impacts of the COVID-19 pandemic), the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of our marketing programs (including our loyalty program), supply chain disruptions and transitory costs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from financial market expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. In fiscal 2022, our reported quarterly comparable sales have ranged from a high of 1 percent in the third quarter of fiscal 2022 to a low of negative 14 percent in the first quarter of fiscal 2022. Over the past five fiscal years, our reported gross margins have ranged from a high of 39.8 percent in fiscal 2021 to a low of 34.1 percent in fiscal 2020. In addition, over the past five fiscal years, our reported operating margins have ranged from a high of 8.2 percent in fiscal 2018 to a low of negative 6.2 percent in fiscal 2020.
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

The global market for real estate is competitive.
Our ability to effectively obtain real estate to open new stores, distribution centers, and corporate offices nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification or termination of an existing store lease. Since the beginning of fiscal 2020, in connection with our Power Plan strategy, we have closed hundreds of Gap and Banana Republic stores in North America. Failure to secure adequate new locations, successfully modify or exit existing locations, or effectively manage the profitability of our existing fleet of stores, could adversely affect our results of operations.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to enter into leases, exercise lease options and/or renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, and could adversely affect our financial condition or results of operations.
Climate change may have an adverse impact on our business.
While we seek to mitigate our business risks associated with climate change by establishing environmental goals and standards and seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent climate-related risks wherever business is conducted. Our properties and operations, and those of our franchisees, vendors and other business partners, may be vulnerable to the adverse effects of climate change, which may include an increase in the frequency and severity of weather conditions and other natural cycles such as wildfires and droughts and shifts in climate patterns. The physical changes prompted by climate change could result in increased regulation or changes in consumer preferences and spending patterns. Such events have the potential to disrupt our operations and those of our franchisees, vendors and other business partners, cause store and factory closures, and impact our customers, employees and workers in our supply chain, all of which may cause us to suffer losses and additional costs to maintain or resume operations.
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

Our failure, or the failure of our employees, franchisees, licensees, vendors, or other business partners, to comply with applicable laws and regulations, and any changes in laws or regulations, the imposition of additional laws or regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, anti-corruption, trade, product safety, transportation and logistics, health care, tax, cybersecurity, privacy, operations, or environmental issues, among others, could adversely affect our business, financial condition and results of operations.
Our business is subject to evolving regulations and expectations with respect to environmental, social and governance matters that could expose us to numerous risks.
Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives, including design, sourcing and operations decisions, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain ESG-related initiatives and goals in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
Risks Related to Our Credit Card Arrangement
Reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our results of operations and financial condition.
A third party, Barclays Bank Delaware ("Barclays"), currently issues and services our portfolios of private label credit card and co-branded credit card programs for our Gap, Old Navy, Banana Republic and Athleta brands. Our agreement with Barclays provides for certain payments to be made by Barclays to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Barclays is dependent upon a number of factors, including the level of sales on private label and co-branded accounts, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Barclay’s ability to extend credit to our customers, as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking, and consumer protection laws. The factors affecting the income and cash flow that we receive from our credit card arrangement can also vary based on a variety of economic, legal, social, and other factors that we cannot control. If the income and cash flow that we receive from our credit card arrangement decreases significantly, our results of operations and financial condition could be adversely affected.
Risks Relating to Our Indebtedness and Credit Profile
In July 2022, we amended and restated our senior secured asset-based revolving credit agreement (the "ABL Facility") and increased the borrowing capacity under the ABL Facility to $2.2 billion. In September 2021, we issued $750 million aggregate principal amount of 3.625 percent Senior Notes due 2029 (the "2029 Senior Notes") and $750 million aggregate principal amount of 3.875 percent Senior Notes due 2031 (the "2031 Senior Notes" and, with the 2029 Senior Notes, the "Senior Notes"), which remain outstanding. As a result, we are subject to risks relating to our indebtedness, including the following risks.

See Note 7 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for disclosures on our debt and credit facilities.
Our level of indebtedness may adversely affect our ability to operate and expand our business.
We have a significant amount of indebtedness. As of January 28, 2023, the aggregate principal amount of our total outstanding indebtedness was $1.5 billion under the Senior Notes and $350 million of borrowings under the ABL Facility. As of January 28, 2023, we had $1.85 billion in principal amount of undrawn commitments available for additional borrowings under the ABL Facility, subject to borrowing base availability.
Our high level of indebtedness could impact our business in the following ways:
•make it more difficult for us to satisfy our debt obligations, including with respect to the Senior Notes and ABL Facility;
•increase our vulnerability to general adverse economic and external conditions, including recent inflationary pressures;
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
We are required to dedicate a substantial portion of any cash flows from operations to the payment of interest and principal under our indebtedness. We generated net cash from operating activities of $607 million in fiscal 2022 and ended fiscal 2022 with $1,215 million of cash and cash equivalents on our balance sheet.
Our ability to make scheduled payments on our indebtedness depends upon our future operating performance and on our ability to generate cash flows in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our debt service obligations and other liquidity needs.
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

If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, could terminate their commitments to loan money to us and could foreclose against any assets securing our indebtedness under the ABL Facility, and we could be forced into bankruptcy or liquidation.
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
We currently have corporate credit ratings of BB with a negative outlook from Standard & Poor's and Ba2 with a negative outlook from Moody’s. Any reduction in our credit ratings could result in reduced access to the credit and capital markets, more restrictive covenants in future financing documents and higher interest costs, and potentially increased lease or hedging costs. In addition, market conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of January 28, 2023, we had Company-operated stores in the United States, Canada, Japan, China, and Taiwan, which totaled 2,685 Company-operated stores and approximately 31.8 million square feet. Almost all of these stores are leased, typically with one or more renewal options after the initial term. Terms vary by type and location of store.

We own approximately 0.9 million square feet of corporate office space located in San Francisco, Pleasanton, and Rocklin, California. We lease approximately 0.5 million square feet of corporate office space located in: San Francisco, Los Angeles and Rocklin, California; New York and Brooklyn, New York; Albuquerque, New Mexico; and Toronto, Ontario, Canada. We also lease regional offices in North America and in various international locations. We own approximately 9.5 million square feet of distribution space located in: Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Longview, Texas. We also have a distribution center in construction in London, Ontario, Canada with estimated occupancy in fiscal 2025. We lease approximately 1.2 million square feet of distribution space located in: Shanghai, China; Phoenix, Arizona; and Erlanger and Hebron, Kentucky. Third-party logistics companies provide logistics services to us through distribution warehouses in Chiba, Japan; Hong Kong, China; and New Taipei City, Taiwan. We also use a number of distribution facilities located globally that are leased and operated by third-party logistics providers related to our franchise business.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange under the symbol "GPS". Our website is www.gapinc.com. The number of holders of record of our stock as of March 8, 2023 was 5,464.
The table below sets forth the dividends declared and paid for each of the fiscal quarters in fiscal 2022 and 2021.

	Dividends Declared and Paid
	Fiscal Year
	2022	2021
1st Quarter	$0.15	$—
2nd Quarter	0.15	0.12
3rd Quarter	0.15	0.12
4th Quarter	0.15	0.12
	$0.60	$0.36
During fiscal 2020, the Company deferred the record and payment date of its previously announced first quarter dividend of $0.2425 per share and suspended the Company's quarterly dividend for the remainder of fiscal year 2020. The dividend was paid on April 28, 2021 to shareholders of record at the close of business on April 7, 2021. The Company resumed its quarterly dividend in the second quarter of fiscal 2021.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, we announced that the Board approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"), which has no expiration date. There were no shares repurchased, other than shares withheld to settle employee statutory tax withholding related to the vesting of stock units, during the thirteen weeks ended January 28, 2023. The February 2019 repurchase program had $476 million remaining as of January 28, 2023.

Stock Performance Graph
The graph below compares our cumulative total stockholder return on our common stock for the five-year period ended January 28, 2023, with the cumulative total returns of (i) the S&P 500 Index and (ii) the Dow Jones U.S. Apparel Retailers Index. The total stockholder return for our common stock assumes reinvestment of any dividends paid.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 2/3/2018)

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
02/03/18
02/02/19
02/01/20
01/30/21
01/29/22
01/28/23
The Gap, Inc.
S&P 500
Dow Jones U.S. Apparel Retailers

Total Return Analysis

	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023
The Gap, Inc.	$100.00	$80.60	$59.08	$68.71	$61.70	$48.53
S&P 500	$100.00	$97.69	$118.87	$139.37	$171.83	$157.71
Dow Jones U.S. Apparel Retailers	$100.00	$108.68	$121.14	$129.51	$143.36	$156.59
Source: Research Data Group, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of January 28, 2023, we had Company-operated stores in the United States, Canada, Japan, China, and Taiwan. Our products are available to customers online through Company-owned websites and through third party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
Overview
Financial results for fiscal 2022 are as follows:
•Net sales for fiscal 2022 decreased 6 percent to $15.6 billion compared with $16.7 billion for fiscal 2021.
•Store sales for fiscal 2022 decreased 6 percent compared with fiscal 2021 and online sales for fiscal 2022 decreased 7 percent compared with fiscal 2021.
•Gross profit for fiscal 2022 was $5.4 billion compared with $6.6 billion for fiscal 2021. Gross margin for fiscal 2022 was 34.3 percent compared with 39.8 percent for fiscal 2021.
•Operating loss for fiscal 2022 was $(69) million compared with operating income of $810 million for fiscal 2021.
•Effective tax rate for fiscal 2022 was negative 45.3 percent compared with 20.7 percent for fiscal 2021.
•Net loss for fiscal 2022 was $(202) million compared with net income of $256 million for fiscal 2021.
•Diluted loss per share was $(0.55) for fiscal 2022 compared with diluted earnings per share of $0.67 for fiscal 2021.
•Merchandise inventory for fiscal 2022 decreased 21 percent compared with fiscal 2021.
During fiscal 2022, we made progress improving our inventory levels and inventory composition to meet changing consumer preferences; however, our gross margins were impacted by higher levels of promotional activity as well as macroeconomic challenges including global inflationary pressures. To right-size our inventory levels, we also reduced inventory orders, primarily at Old Navy, and we continue to have select seasonal product being stored at distribution centers for expected introduction into the market through fiscal 2023. In light of continued uncertain consumer preferences and the challenging macroenvironment, we will continue to take steps to improve inventory category, size, and assortments.
In the second quarter of fiscal 2022, due to difficulty managing the timing of seasonal inventory flows amidst global supply chain disruptions, the Company recorded pre-tax inventory impairment costs of $58 million, primarily related to delayed seasonal product and extended size product at Old Navy. The costs were recorded in cost of goods sold and occupancy expenses on the Consolidated Statement of Operations.

In fiscal 2022, the Company began to take steps to drive long-term improvements across our business. These steps include reducing open and existing corporate roles, renegotiating our advertising agency contracts, reducing technology operating costs, and rationalizing digital investments. The Company did not incur material charges in connection with these steps during fiscal 2022. On March 9, 2023, the Company shared plans to further simplify and optimize its operating model and structure, including actions such as increasing spans of control and decreasing management layers to improve quality and speed of decision making, as well as creating a consistent organizational structure across all four brands. The Company also believes there are opportunities to further optimize its marketing spend and rationalize its technology investments over the next few years.
During the third quarter of fiscal 2022, the Company ended its Yeezy Gap contract and recorded pre-tax impairment costs of $53 million, primarily related to inventory, as a result of the decision. The costs were recorded in costs of goods sold and occupancy expenses on the Consolidated Statement of Operations.
The Company is also continuing to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of January 28, 2023, we have closed, net of openings, 304 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
We completed the transition of our United Kingdom and Ireland online operations to a franchise partner through a joint venture with Next Plc on August 10, 2022. We also completed the transition of our Gap France operations to Hermione People & Brands and Gap Italy operations to OVS S.p.A. ("OVS") on October 1, 2021 and February 1, 2022, respectively. As our European partnership model transition is now complete, we sold the distribution center in Rugby, England for $125 million and recognized a pre-tax gain on sale of $83 million within operating expenses on the Consolidated Statement of Operations during the 52 weeks ended January 28, 2023.
On March 1, 2023, the third party that operates our Gap France franchise business was placed into receivership. We do not expect this to have a material impact to our Consolidated Financial Statements.
In addition to these changes to our European operating model, on August 1, 2022, we completed the transition of our Old Navy Mexico operations to a third party, Grupo Axo, to operate Old Navy Mexico stores as a franchise partner. As a result of this transaction, the Company recognized a pre-tax loss of $35 million within operating expenses on the Consolidated Statement of Operations during the 52 weeks ended January 28, 2023.
On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
In fiscal 2023 and through the global macroeconomic challenges, we will continue to manage these transitions with our partnerships in order to transform our international footprint, grow our brands, and amplify our reach.
On July 11, 2022, Sonia Syngal stepped down as President and Chief Executive Officer and resigned from the Company's Board. On the same date, Bob L. Martin, the Executive Chair of the Board, began serving as President and Chief Executive Officer on an interim basis.

We remain focused on the following strategic priorities in the near term:
•managing inventory to support a healthy merchandise margin;
•reducing and optimizing our fixed cost structure to improve profitability and manage through current macroeconomic challenges;
•driving sales through assortment improvements and a balanced and relevant category mix;
•driving creative excellence and delivering product that offers value to our customers through a combination of fit, quality, brand, and price;
•rationalizing the Gap and Banana Republic store fleet;
•prioritizing asset-light growth through licensing, online, and franchise partnerships globally;
•optimizing investments in our four purpose-led lifestyle brands to drive relevance and market share;
•attracting and retaining strong talent in our businesses and functions; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.
We identify our operating segments according to how our business activities are managed and evaluated. As of January 28, 2023, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and, therefore, the results of our operating segments are aggregated into one reportable segment.
Results of Operations
Net Sales
See Note 3 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through online channels. The calculation of Gap Inc. Comp Sales excludes the results of the franchise business. Gap Inc. Comp Sales included the results of Janie and Jack and Intermix until the divestitures of those brands in fiscal 2021. Comp Sales also included the results of our European operations and Old Navy Mexico operations until the respective transitions to third party franchise partners in fiscal 2021 and 2022.
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

For the 52 weeks ended January 29, 2022, any stores temporarily closed for more than three days as a result of the COVID-19 pandemic were excluded from the Comp Sales calculations. After stores reopened, subsequent sales were included in the Comp/Non-comp status they were in prior to temporary closure. Online sales continued to be included in the Comp Sales calculation.
As a result of the extensive temporary store closures during the first quarter of fiscal 2020 due to the COVID-19 pandemic, Comp Sales are not a meaningful metric for the 52 weeks ended January 30, 2021.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	Fiscal Year
	2022	2021
Old Navy Global	(12)%	—%
Gap Global	(4)%	8%
Banana Republic Global	9%	24%
Athleta Global	(5)%	12%
The Gap, Inc.	(7)%	6%

Store count, openings, closings, and square footage for our stores are as follows:

	January 29, 2022	Fiscal 2022		January 28, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America (1)	1,252	30	20	1,238	19.8
Gap North America	520	10	37	493	5.2
Gap Asia	329	5	102	232	2.0
Gap Europe (2)	11	—	—	—	—
Banana Republic North America	446	2	29	419	3.5
Banana Republic Asia	50	3	7	46	0.2
Athleta North America	227	40	10	257	1.1
Company-operated stores total	2,835	90	205	2,685	31.8
Franchise (1) (2)	564	138	70	667	N/A
Total	3,399	228	275	3,352	31.8
Decrease over prior year				(1.4)%	(4.5)%

	January 30, 2021	Fiscal 2021		January 29, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,220	44	12	1,252	20.1
Gap North America	556	2	38	520	5.5
Gap Asia	340	12	23	329	2.8
Gap Europe (3)	117	1	86	11	0.1
Banana Republic North America	471	2	27	446	3.7
Banana Republic Asia	47	6	3	50	0.2
Athleta North America	199	30	2	227	0.9
Intermix North America (4)	31	—	—	—	—
Janie and Jack North America (4)	119	—	—	—	—
Company-operated stores total	3,100	97	191	2,835	33.3
Franchise (3)	615	78	150	564	N/A
Total	3,715	175	341	3,399	33.3
Decrease over prior year				(8.5)%	(3.8)%
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

Net Sales Discussion
Our net sales for fiscal 2022 decreased $1.1 billion, or 6 percent, compared with fiscal 2021, driven primarily by Old Navy Global as a result of inventory delays related to global supply chain disruptions, as well as size and assortment imbalances in the first half of fiscal 2022. The decrease in net sales was also driven by strategic store closures which was partially offset by an increase in net sales related to our franchise business as well as Banana Republic Global. There was also an unfavorable impact of foreign exchange of $162 million. The foreign exchange impact is the translation impact if net sales for fiscal 2021 were translated at exchange rates applicable during fiscal 2022.
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
Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2022	2021	2020
Cost of goods sold and occupancy expenses	$10,257	$10,033	$9,095
Gross profit	$5,359	$6,637	$4,705
Cost of goods sold and occupancy expenses as a percentage of net sales	65.7%	60.2%	65.9%
Gross margin	34.3%	39.8%	34.1%
Cost of goods sold and occupancy expenses increased 5.5 percentage points as a percentage of net sales in fiscal 2022 compared with fiscal 2021.
•Cost of goods sold increased 5.0 percentage points as a percentage of net sales in fiscal 2022 compared with fiscal 2021, primarily driven by higher promotional activity and increased average unit costs. Average unit costs were impacted by commodity price increases and were partially offset by a decrease in air freight costs. The increase was also due to inventory impairment which was primarily related to seasonal product and extended size product at Old Navy Global as well as the decision to discontinue the Yeezy Gap business.
•Occupancy expenses increased 0.5 percentage points as a percentage of net sales in fiscal 2022 compared with fiscal 2021, primarily driven by a decrease in Comp Sales without a corresponding decrease in fixed occupancy expenses.
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

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2022	2021	2020
Operating expenses	$5,428	$5,827	$5,567
Operating expenses as a percentage of net sales	34.8%	35.0%	40.3%
Operating margin	(0.4)%	4.9%	(6.2)%
Operating expenses decreased $399 million, or 0.2 percentage points as a percentage of net sales in fiscal 2022 compared with fiscal 2021 primarily due to the following:
•a decrease in performance-based compensation;
•a gain of $83 million on sale of building;
•a decrease in advertising expense primarily at Old Navy Global; and
•a decrease in costs incurred related to strategic initiatives completed in fiscal 2022, which included the transition of our Old Navy Mexico business, compared with fiscal 2021, which included divestiture activity and the review of our European operating model.
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
•a decrease in lease termination fees.
Loss on Extinguishment of Debt

($ in millions)	Fiscal Year
	2022	2021	2020
Loss on extinguishment of debt	$—	$325	$58
On September 27, 2021, the Company completed the issuance of its 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”), in an aggregate principal amount of $1.5 billion. The Company used the net proceeds from the offering, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of its 8.375 percent senior secured notes due 2023 (the "2023 Notes"), 8.625 percent senior secured notes due 2025 (the "2025 Notes"), and 8.875 percent senior secured notes due 2027 (the "2027 Notes") (the 2023 Notes, the 2025 Notes, and the 2027 Notes, collectively, the "Secured Notes"). On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. We incurred a loss on extinguishment of debt of $325 million, which was recorded on the Consolidated Statement of Operations during fiscal 2021, primarily related to the tender premiums, make-whole premiums, and unamortized debt issuance costs of the Secured Notes.

On May 7, 2020, the Company completed the issuance of the Secured Notes in an aggregate principal amount of $2.25 billion and used the proceeds to redeem its 5.95 percent notes due April 2021 (the "2021 Notes"). We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Consolidated Statement of Operations during fiscal 2020.
Interest Expense

($ in millions)	Fiscal Year
	2022	2021	2020
Interest expense	$88	$167	$192
The total outstanding principal related to our Notes decreased from $2.25 billion as of January 30, 2021, to $1.5 billion as of January 29, 2022 as a result of the issuance of our Senior Notes on September 27, 2021. Additionally, the Senior Notes bear interest at 3.625 percent and 3.875 percent compared with 8.375 percent, 8.625 percent, and 8.875 percent with our previous Secured Notes.
Interest expense decreased $79 million or 47.3 percent during fiscal 2022 compared with fiscal 2021 primarily due to lower interest rates and principal for outstanding borrowings.
Interest expense decreased $25 million or 13.0 percent during fiscal 2021 compared with fiscal 2020 primarily due to the lower interest rates and principal as a result of the issuance of the Senior Notes.
Income Taxes

($ in millions)	Fiscal Year
	2022	2021	2020
Income tax expense (benefit)	$63	$67	$(437)
Effective tax rate	(45.3)%	20.7%	39.7%
The decrease in the effective tax rate for fiscal 2022 compared with fiscal 2021 was primarily due to changes in the jurisdictional mix of pre-tax operations and divestiture activities.
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

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	January 28, 2023	January 29, 2022
Cash and cash equivalents	$1,215	$877
Debt
3.625 percent Senior Notes due 2029	750	750
3.875 percent Senior Notes due 2031	750	750
Working capital	1,361	1,088
Current ratio	1.42:1	1.27:1
As of January 28, 2023, the majority of our cash and cash equivalents were held in the United States and are generally accessible without any limitations.
We are also able to supplement near-term liquidity, if necessary, with our senior secured asset-based revolving credit agreement (the "ABL Facility") or other available market instruments. On July 13, 2022, we entered into an amendment and restatement of the ABL Facility. Among other changes, the amendment and restatement extended the maturity of the ABL Facility to July 2027, increased the borrowing capacity, modified the reference rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"), and reduced the applicable interest rate margin. As of January 28, 2023, the Company's outstanding borrowing under the ABL Facility was $350 million. See Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for disclosures on the ABL Facility.
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
We are party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of January 28, 2023, while others are considered future obligations. Our contractual obligations primarily consist of operating leases, purchase obligations and commitments, long-term debt and related interest payments, and income taxes. See Notes 7 and 12 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information related to our debt including our ABL Facility and operating leases, respectively.
Purchase obligations and commitments consist of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of January 28, 2023, our purchase obligations and commitments were approximately $4 billion. The decrease compared with the purchase obligations and commitments as of January 29, 2022 is primarily due to reduced inventory orders as global supply chain challenges have improved in fiscal 2022, reducing the need to start the merchandise booking process earlier. We expect that the majority of these purchase obligations and commitments will be settled within one year.
Our contractual obligations related to income taxes are primarily related to unrecognized tax benefits. See Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information related to income taxes.

We believe our existing balances of cash and cash equivalents, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $202 million during fiscal 2022 compared with fiscal 2021, primarily due to the following:
Net income (loss)
•Net loss compared with net income in the prior year;
Non-cash item
•a decrease of $325 million due to a loss on extinguishment of debt during fiscal 2021;
Changes in operating assets and liabilities
•a decrease of $726 million related to accounts payable primarily due to the timing of payments for inventory during fiscal 2022 compared with fiscal 2021; and
•a decrease of $415 million related to accrued expenses and other current liabilities primarily due to a decrease in performance-based compensation for fiscal 2022 compared with fiscal 2021; partially offset by
•an increase of $1,147 million related to merchandise inventory primarily due to timing of receipts as a result of shipping delays and port congestion that occurred during fiscal 2021; and
•an increase of $502 million related to income taxes payable, net of receivables and other tax-related items, primarily due to receipt of tax refunds during fiscal 2022 related to fiscal 2020 net operating loss carryback claims.
Net cash provided by operating activities increased $572 million during fiscal 2021 compared with fiscal 2020, primarily due to the following:
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

Cash Flows from Investing Activities
Net cash used for investing activities during fiscal 2022 decreased $219 million compared with fiscal 2021, primarily due to the following:
•$458 million in net proceeds from sale of buildings during fiscal 2022; and
•$135 million in cash payments for acquisitions in fiscal 2021; partially offset by
•$409 million in net proceeds from available-for-sale securities during fiscal 2021.
In fiscal 2022, cash used for purchases of property and equipment was $685 million primarily related to information technology, store investments, and supply chain to support our omni and digital strategies.
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
Cash Flows from Financing Activities
Net cash provided by financing activities was $6 million during fiscal 2022 compared with $1,471 million of cash used for financing activities during fiscal 2021, primarily due to the following:
•$2,546 million for payments related to the extinguishment of long-term debt during fiscal 2021; and
•$350 million in proceeds received from borrowing under the ABL Facility during the first quarter of fiscal 2022; partially offset by
•$1,500 million in proceeds received for the issuance of long-term debt during fiscal 2021.
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

The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2022	2021	2020
Net cash provided by operating activities	$607	$809	$237
Less: Purchases of property and equipment	(685)	(694)	(392)
Free cash flow	$(78)	$115	$(155)
Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt and Credit Facilities" in Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid an annual dividend of $0.60 per share in fiscal 2022 and $0.36 per share in fiscal 2021. We plan to pay a dividend of $0.15 per share in the first quarter of fiscal 2023.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCNRV. However, if estimates regarding consumer demand are inaccurate, or if economic conditions including delayed shipments, global inflationary pressures, and other supply chain challenges worsen beyond what is currently estimated by management, our operating results could be affected.

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
On a recurring basis, we assess the need for a valuation allowance related to our deferred income tax assets, which includes consideration of both positive and negative evidence to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years (if permitted under tax law), and tax planning strategies.
It is possible that there will be changes in our business structure, our performance, our industry or otherwise that cause results to differ materially in future periods. If the changes result in significant and sustained reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, additional valuation allowances may be required with corresponding adverse impacts on results of operations. Such adverse impacts may be material.

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
We have performed a sensitivity analysis as of January 28, 2023 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of January 28, 2023. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $14 million as of January 28, 2023.
Debt
Certain financial information about the Company's debt is set forth under the heading "Debt and Credit Facilities" in Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Our Senior Notes have fixed interest rates and are exposed to interest rate risk that is limited to changes in fair value. Changes in interest rates do not impact our cash flows.
We currently have a $350 million variable-rate borrowing under our ABL Facility, which is subject to interest rate risk due to changes in SOFR. A hypothetical increase in 100 basis points of the SOFR rate would have resulted in an increase in interest expense of $3.5 million during the 52 weeks ended January 28, 2023.

Cash Equivalents
Certain financial information about the Company's cash equivalents is set forth under the heading "Fair Value Measurements" in Note 8 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
We have highly liquid fixed and variable income investments classified as cash equivalents, which are placed primarily in time deposits. We generally value these investments at their original purchase prices plus interest that has accrued at the stated rate. The value of our investments is not subject to material interest rate risk.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Gap, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Income Taxes - Realizability of Deferred Tax Assets — Refer to Note 4 in the financial statements
Critical Audit Matter Description
The Company recognizes deferred taxes for temporary differences between the financial statement and income tax basis of assets and liabilities and tax attribute carryforwards. Deferred tax balances are measured based on enacted statutory tax rates currently in effect for the years in which the differences are expected to be settled or realized. Valuation allowances are evaluated and recorded on a tax-paying component basis to reduce deferred tax assets to amounts that are more likely than not to be realized in the future.
The Company has identified objectively verifiable negative evidence in the form of cumulative losses on an unadjusted basis in certain jurisdictions, over the preceding twelve quarters ended January 28, 2023. The Company evaluated its historical earnings in these jurisdictions, after adjusting for certain nonrecurring items, and its forecasts of future taxable income, including expected future reversals of existing taxable temporary differences. As a result, the Company determined, with the exception of certain deferred tax assets, it is more likely than not that its deferred tax assets will be realizable in the future. As of January 28, 2023, the Company reported gross deferred tax assets of $1,879 million and valuation allowances of $369 million.
We identified management's assertion that, with the exception of certain deferred tax assets, the deferred tax assets are more likely than not going to be realized, as a critical audit matter due to the inherent uncertainty and significance of management's judgments in forecasting financial results. A high degree of auditor judgment and the involvement of our tax specialists was required when performing audit procedures to evaluate the reasonableness of management's assertion.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the realizability of the Company's deferred tax assets included the following, among others:

•We tested the effectiveness of controls over the valuation allowance for income taxes, including management's controls over the estimates of future taxable income and the determination of whether it is more likely than not that the deferred tax assets will be realized in the future.
•With the assistance of our income tax specialists, we performed the following:
◦Evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary
◦Evaluated whether the sources of management's estimated taxable income were of the appropriate character and sufficient to utilize the deferred income tax assets under the relevant tax law, which included:
▪evaluating management's assessment of the scheduling of the reversal of existing temporary taxable differences and carryforward lives of the deferred income tax assets, and the availability of tax planning strategies as a source of future taxable income, and
▪evaluating the recurring permanent differences included in the historical taxable income for reasonableness
•We evaluated the Company's historical losses along with the Company's identification and quantification of items used to adjust historical losses to determine if such amounts were reasonable to be considered a source of future taxable income and consistent with evidence obtained in other areas of the audit.
•We tested the reasonableness of management’s estimates of future taxable income by:
◦Evaluating management's ability to accurately estimate taxable income by comparing actual results to management's historical estimates and evaluating whether there have been any changes that would impact management's ability to continue accurately estimating taxable income
◦Comparing the historical taxable income to internal budgets and information communicated internally to the Board of Directors and in Company press releases and investor presentations
◦Comparing the estimates to historical taxable income
◦Making inquiries of individuals outside of the accounting function
◦Testing the completeness, accuracy and relevance of underlying data used in the forecast
◦Testing the mathematical accuracy of the Company's valuation allowance analysis
•We evaluated the sufficiency of the Company's disclosures related to the realizability of deferred income tax assets and valuation allowances in the financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California
March 14, 2023
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,215	$877
Merchandise inventory	2,389	3,018
Other current assets	1,013	1,270
Total current assets	4,617	5,165
Property and equipment, net of accumulated depreciation	2,688	3,037
Operating lease assets	3,173	3,675
Other long-term assets	908	884
Total assets	$11,386	$12,761
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,320	$1,951
Accrued expenses and other current liabilities	1,219	1,367
Current portion of operating lease liabilities	667	734
Income taxes payable	50	25
Total current liabilities	3,256	4,077
Long-term liabilities:
Revolving credit facility	350	—
Long-term debt	1,486	1,484
Long-term operating lease liabilities	3,517	4,033
Other long-term liabilities	544	445
Total long-term liabilities	5,897	5,962
Commitments and contingencies (see Note 15)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 366 and 371 shares	18	19
Additional paid-in capital	27	43
Retained earnings	2,140	2,622
Accumulated other comprehensive income	48	38
Total stockholders' equity	2,233	2,722
Total liabilities and stockholders' equity	$11,386	$12,761

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
($ and shares in millions except per share amounts)	2022	2021	2020
Net sales	$15,616	$16,670	$13,800
Cost of goods sold and occupancy expenses	10,257	10,033	9,095
Gross profit	5,359	6,637	4,705
Operating expenses	5,428	5,827	5,567
Operating income (loss)	(69)	810	(862)
Loss on extinguishment of debt	—	325	58
Interest expense	88	167	192
Interest income	(18)	(5)	(10)
Income (loss) before income taxes	(139)	323	(1,102)
Income tax expense (benefit)	63	67	(437)
Net income (loss)	$(202)	$256	$(665)
Weighted-average number of shares—basic	367	376	374
Weighted-average number of shares—diluted	367	383	374
Earnings (loss) per share—basic	$(0.55)	$0.68	$(1.78)
Earnings (loss) per share—diluted	$(0.55)	$0.67	$(1.78)

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year
($ in millions)	2022	2021	2020
Net income (loss)	$(202)	$256	$(665)
Other comprehensive income (loss), net of tax:
Foreign currency translation	14	9	(17)
Change in fair value of derivative financial instruments, net of tax expense (tax benefit) of $—, $—, and $(1)	27	8	(3)
Reclassification adjustments on derivative financial instruments, net of (tax expense) tax benefit of $(2), $3, and $(2)	(31)	12	(11)
Other comprehensive income (loss), net of tax	10	29	(31)
Comprehensive income (loss)	$(192)	$285	$(696)

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 1, 2020	371	$19	$—	$3,257	$40	$3,316
Net loss				(665)		(665)
Other comprehensive loss, net of tax
Foreign currency translation					(17)	(17)
Change in fair value of derivative instruments					(3)	(3)
Amounts reclassified from accumulated other comprehensive income					(11)	(11)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	22			22
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(9)			(9)
Share-based compensation, net of forfeitures			72			72
Common stock dividends declared ($0.2425 per share) (1)				(91)		(91)
Balance as of January 30, 2021	374	19	85	2,501	9	2,614
Net income				256		256
Other comprehensive income, net of tax
Foreign currency translation					9	9
Change in fair value of derivative instruments					8	8
Amounts reclassified from accumulated other comprehensive income					12	12
Repurchases and retirement of common stock	(9)	—	(201)			(201)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	54			54
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(36)			(36)
Share-based compensation, net of forfeitures			141			141
Common stock dividends declared and paid ($0.36 per share)				(135)		(135)
Balance as of January 29, 2022	371	19	43	2,622	38	2,722
Net loss				(202)		(202)
Other comprehensive income (loss), net of tax
Foreign currency translation					14	14
Change in fair value of derivative instruments					27	27
Amounts reclassified from accumulated other comprehensive income					(31)	(31)
Repurchases and retirement of common stock	(11)	(1)	(62)	(60)		(123)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(20)			(20)
Share-based compensation, net of forfeitures			39			39
Common stock dividends declared and paid ($0.60 per share)				(220)		(220)
Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
__________
(1) On March 4, 2020, the Company declared a first quarter fiscal year 2020 dividend of $0.2425 per share. The dividend payable amount was estimated based upon the shareholders of record as of January 30, 2021. The dividend was paid on April 28, 2021 to shareholders of record at the close of business on April 7, 2021.

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(202)	$256	$(665)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	540	504	507
Share-based compensation	37	139	77
Impairment of operating lease assets	33	8	391
Impairment of store assets	18	1	135
Impairment of intangible asset	—	—	31
Loss on extinguishment of debt	—	325	58
Amortization of debt issuance costs	6	14	12
Non-cash and other items	(16)	31	—
Loss on divestiture activity	35	59	—
Gain on sale of building	(83)	—	—
Deferred income taxes	42	(61)	(137)
Changes in operating assets and liabilities:
Merchandise inventory	554	(593)	(305)
Other current assets and other long-term assets	161	(42)	64
Accounts payable	(540)	186	564
Accrued expenses and other current liabilities	(243)	172	(14)
Income taxes payable, net of receivables and other tax-related items	417	(85)	(304)
Other long-term liabilities	(45)	(3)	12
Operating lease assets and liabilities, net	(107)	(102)	(189)
Net cash provided by operating activities	607	809	237
Cash flows from investing activities:
Purchases of property and equipment	(685)	(694)	(392)
Net proceeds from sale of buildings	458	—	—
Purchases of short-term investments	—	(753)	(508)
Proceeds from sales and maturities of short-term investments	—	1,162	388
Payments for acquisition activity, net of cash acquired	—	(135)	—
Net cash paid for divestiture activity	—	(21)	—
Other	—	(5)	2
Net cash used for investing activities	(227)	(446)	(510)
Cash flows from financing activities:
Proceeds from revolving credit facility	350	—	500
Payments for revolving credit facility	—	—	(500)
Proceeds from issuance of long-term debt	—	1,500	2,250
Payments to extinguish debt	—	(2,546)	(1,307)
Payments for debt issuance costs	(6)	(16)	(61)
Proceeds from issuances under share-based compensation plans	27	54	22
Withholding tax payments related to vesting of stock units	(20)	(36)	(9)
Repurchases of common stock	(123)	(201)	—
Cash dividends paid	(220)	(226)	—
Other	(2)	—	—
Net cash provided by (used for) financing activities	6	(1,471)	895
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(15)	(6)	13
Net increase (decrease) in cash, cash equivalents, and restricted cash	371	(1,114)	635
Cash, cash equivalents, and restricted cash at beginning of period	902	2,016	1,381
Cash, cash equivalents, and restricted cash at end of period	$1,273	$902	$2,016
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$55	$124	$60
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$76	$180	$145
Cash paid for income taxes during the period, net of refunds	$(388)	$215	$20
Cash paid for operating lease liabilities	$942	$1,061	$1,096
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended January 28, 2023, January 29, 2022, and January 30, 2021
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children. As of January 28, 2023, we had Company-operated stores in the United States, Canada, Japan, China, and Taiwan. Our products are available to customers online through Company-owned websites and through third party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta stores and websites in about 40 countries around the world.
In fiscal 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner. On January 31, 2023, the Gap China transaction closed with Baozun. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended January 28, 2023 (fiscal 2022), January 29, 2022 (fiscal 2021), and January 30, 2021 (fiscal 2020) consisted of 52 weeks. The fiscal year ending February 3, 2024 (fiscal 2023) will consist of 53 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, the COVID-19 pandemic, and the Russia-Ukraine crisis. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Consolidated Financial Statements. Examples include, but are not limited to, assumptions and estimates used for inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, and the impairment of long-lived assets. If the global economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
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
As of January 28, 2023, January 29, 2022, and January 30, 2021, restricted cash primarily includes consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Consolidated Balance Sheets to the total shown on our Consolidated Statements of Cash Flows:

($ in millions)	January 28, 2023	January 29, 2022	January 30, 2021
Cash and cash equivalents	$1,215	$877	$1,988
Restricted cash included in other current assets	32	—	4
Restricted cash included in other long-term assets	26	25	24
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statement of Cash Flows	$1,273	$902	$2,016
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
Property and Equipment
Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Category	Term
Leasehold improvements	Shorter of remaining lease term or economic life, up to 15 years
Furniture and equipment	Up to 10 years
Software	Up to 7 years
Buildings and building improvements	Up to 39 years
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded within operating expenses on the Consolidated Statements of Operations. Costs of maintenance and repairs are expensed as incurred. Costs incurred to implement cloud computing arrangements hosted by third party vendors are capitalized when incurred during the application development phase and amortized on a straight-line basis over the contractual term of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within other current assets and other long-term assets on our Consolidated Balance Sheets and were not material for fiscal 2022, 2021, or 2020.

Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to Company stores. We also lease some of our corporate facilities and distribution centers. These operating leases expire at various dates through fiscal 2048. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
See Note 12 of Notes to Consolidated Financial Statements for related disclosures.
Revenue Recognition
The Company’s revenues primarily include merchandise sales at stores, online, and through franchise and licensing agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, credit vouchers, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. We also record an allowance for estimated merchandise returns based on our historical return patterns and various other assumptions that management believes to be reasonable, which is presented on a gross basis on our Consolidated Balance Sheets. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
We have credit card agreements with third parties to provide our customers with private label credit cards and co-branded credit cards (collectively, the “Credit Card programs"). Each private label credit card bears the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used at any of our U.S. store locations and online. The current co-branded credit card is a MasterCard credit card bearing the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used everywhere MasterCard credit cards are accepted. The Credit Card programs are a part of Gap Inc.’s loyalty program where members enjoy incentives in the form of rewards which can be redeemed across all of our purpose-led brands.

During fiscal 2022, the Company launched a new long-term credit card program with Barclays that replaced our prior credit card program with Synchrony Financial. Barclays, a third-party financial institution, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. Our agreement with Barclays provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program discounts. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty rewards program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on our Consolidated Statements of Operations. In conjunction with entering into our agreement with Barclays, the Company also entered into a corresponding agreement with MasterCard for co-branded cards that replaced our prior agreement with Visa.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, credit vouchers, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement.
We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta in a number of countries throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers.
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
Payroll, benefits, and other administrative expenses for our distribution centers recorded within operating expenses were $386 million, $379 million, and $358 million in fiscal 2022, 2021, and 2020, respectively. Research and development costs described in Accounting Standards Codification ("ASC") No. 730 are expensed as incurred. These costs primarily consist of payroll and related benefits attributable to time spent on research and development activities for new innovative products and technological improvements for existing products and process innovation. Research and development expenses recorded within operating expenses under ASC 730 were $46 million, $41 million, and $46 million in fiscal 2022, 2021, and 2020, respectively.
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
See Note 8 of Notes to Consolidated Financial Statements for related disclosures.
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
See Note 6 of Notes to Consolidated Financial Statements for related disclosures.

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine costs, are expensed when the advertising event takes place. Advertising expense was $1,039 million, $1,115 million, and $816 million in fiscal 2022, 2021, and 2020, respectively, and is recorded within operating expenses on the Consolidated Statements of Operations.
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
The aggregate transaction gains and losses recorded within operating expenses on the Consolidated Statements of Operations are as follows:

	Fiscal Year
($ in millions)	2022	2021	2020
Foreign currency transaction gain (loss)	$(59)	$(18)	$23
Realized and unrealized gain (loss) from certain derivative financial instruments	57	18	(15)
Net foreign exchange gain (loss)	$(2)	$—	$8
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
Earnings per Share
Basic earnings per share is computed as net income (loss) divided by basic weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed as net income divided by diluted weighted-average number of common shares outstanding for the period including common stock equivalents. During periods of net loss, the dilutive impact of outstanding options and awards is excluded from dilutive shares. Common stock equivalents consist of shares subject to share-based awards with exercise prices less than the average market price of our common stock for the period, to the extent their inclusion would be dilutive. Stock options, stock warrants, and other stock awards that contain performance conditions are not included in the calculation of common stock equivalents until such performance conditions have been achieved.
See Note 14 of Notes to Consolidated Financial Statements for related disclosures.
Recent Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Consolidated Financial Statements and disclosures, based on current information.
In April 2020, the Financial Accounting Standards Board ("FASB") provided guidance on accounting for rent concessions resulting from the COVID-19 pandemic. We considered the FASB's guidance regarding lease modifications as a result of the effects of the COVID-19 pandemic and elected to apply the temporary practical expedient to account for lease changes as variable rent unless an amendment results in a substantial change in the Company's lease obligations. The impact of applying the temporary practical expedient was not material to our Consolidated Financial Statements.
ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. We are reviewing our supplier finance agreements to determine the impact to disclosures in our Consolidated Financial Statements.
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	January 28, 2023	January 29, 2022
Cash (1)	$1,200	$850
Time deposits and bank certificates of deposit	15	27
Cash and cash equivalents	$1,215	$877
__________
(1)Cash includes $60 million and $64 million of amounts in transit from banks for customer credit card and debit card transactions as of January 28, 2023 and January 29, 2022, respectively.

Other Current Assets
Other current assets consist of the following:

($ in millions)	January 28, 2023	January 29, 2022
Accounts receivable	$340	$399
Assets held for sale (1)	172	49
Prepaid income taxes and income taxes receivable (2)	150	491
Prepaid minimum rent and occupancy expenses	106	110
Right of return asset	46	49
Derivative financial instruments	11	16
Other	188	156
Other current assets	$1,013	$1,270
__________
(1)The Company reclassified certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. See Notes 17 and 18 of Notes to Consolidated Financial Statements for related disclosures.
(2)The decrease is primarily due to receipt of tax refunds during fiscal 2022 related to fiscal 2020 net operating loss carryback claims.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	January 28, 2023	January 29, 2022
Furniture and equipment	$2,833	$2,789
Leasehold improvements	2,270	2,487
Software	1,142	1,072
Land, buildings, and building improvements	1,103	1,416
Construction-in-progress	177	344
Property and equipment, at cost	7,525	8,108
Less: Accumulated depreciation	(4,837)	(5,071)
Property and equipment, net of accumulated depreciation	$2,688	$3,037
Depreciation expense for property and equipment was $531 million, $502 million, and $505 million for fiscal 2022, 2021, and 2020, respectively.
Interest of $7 million, $7 million, and $9 million related to assets under construction was capitalized in fiscal 2022, 2021, and 2020, respectively.
See Note 8 of Notes to Consolidated Financial Statements for information regarding impairment charges.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	January 28, 2023	January 29, 2022
Long-term income tax-related assets	$480	$444
Goodwill	207	207
Trade names	54	54
Intangible assets subject to amortization, net of accumulated amortization	27	36
Other	140	143
Other long-term assets	$908	$884
See Notes 5 and 6 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	January 28, 2023	January 29, 2022
Deferred revenue	$354	$345
Accrued compensation and benefits	243	477
Liabilities held for sale (1)	126	—
Sales return allowance	84	97
Accrued advertising	44	62
Accrued interest	22	21
Derivative financial instruments	20	2
Other	326	363
Accrued expenses and other current liabilities	$1,219	$1,367
__________
(1)The Company reclassified certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. See Note 17 of Notes to Consolidated Financial Statements for related disclosures.
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

($ in millions)	January 28, 2023	January 29, 2022
Long-term income tax-related liabilities	$327	$198
Long-term asset retirement obligations (1)	38	48
Long-term deferred rent and tenant allowances	27	34
Other	152	165
Other long-term liabilities	$544	$445
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
Net sales disaggregated for stores and online sales for fiscal 2022, 2021, and 2020 are as follows:

	Fiscal Year
($ in millions)	2022	2021	2020
Store sales (1)	$9,651	$10,239	$7,522
Online sales (2)	5,965	6,431	6,278
Total net sales	$15,616	$16,670	$13,800
__________
(1)Store sales primarily include sales made at our Company-operated stores and franchise sales. Fiscal 2020 store sales were negatively impacted by the COVID-19 pandemic.
(2)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
Fiscal 2022
U.S. (1)	$7,471	$2,461	$1,829	$1,428	$12	$13,201
Canada	679	332	192	33	—	1,236
Europe	2	198	5	4	—	209
Asia	1	606	65	—	—	672
Other regions	81	177	25	15	—	298
Total	$8,234	$3,774	$2,116	$1,480	$12	$15,616
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2021
U.S. (1)	$8,272	$2,608	$1,703	$1,432	$102	$14,117
Canada	713	349	178	12	—	1,252
Europe	2	328	8	2	—	340
Asia	2	658	70	—	—	730
Other regions	93	120	17	1	—	231
Total	$9,082	$4,063	$1,976	$1,447	$102	$16,670
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2020
U.S. (1)	$6,898	$2,099	$1,242	$1,135	$276	$11,650
Canada	578	261	130	—	3	972
Europe	—	319	10	—	—	329
Asia	4	642	64	—	—	710
Other regions	56	67	16	—	—	139
Total	$7,536	$3,388	$1,462	$1,135	$279	$13,800
__________
(1)U.S. includes the United States and Puerto Rico. Fiscal 2020 results also include Guam.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
(3)Primarily consists of net sales for the Intermix and Janie and Jack brands, as well as other revenue-generating strategic initiatives. The divestiture of Janie and Jack was completed on April 8, 2021. The divestiture of Intermix was completed on May 21, 2021. Fiscal 2020 results also include results from the Hill City brand, which was closed in January 2021.
Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For fiscal 2022, the opening balance of deferred revenue for these obligations was $345 million, of which $241 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $354 million as of January 28, 2023.
For fiscal 2021, the opening balance of deferred revenue for these obligations was $231 million, of which $157 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $345 million as of January 29, 2022.
The increase in the revenue recognition during the 52 weeks ended January 28, 2023 is primarily due to our integrated loyalty program across the U.S. and Puerto Rico, which launched in July 2021 and allows for faster accumulation and redemption of rewards.

In April 2021, the Company entered into agreements with Barclays and Mastercard relating to a new long-term credit card program. In May 2022, the Company launched the new long-term credit card program with Barclays and Mastercard and accordingly, our prior credit card program with Synchrony Financial was discontinued. The Company received an upfront payment of $60 million related to the new agreements prior to the program launch, which is being recognized as revenue over the term of the agreements.
Note 4. Income Taxes
For financial reporting purposes, components of income (loss) before income taxes are as follows:

	Fiscal Year
($ in millions)	2022	2021	2020
United States	$(280)	$217	$(928)
Foreign	141	106	(174)
Income (loss) before income taxes	$(139)	$323	$(1,102)
The tax expense (benefit) for income taxes consists of the following:

	Fiscal Year
($ in millions)	2022	2021	2020
Current:
Federal	$(35)	$46	$(337)
State	6	38	(21)
Foreign	50	44	58
Total current	21	128	(300)
Deferred:
Federal	24	(50)	(94)
State	15	(23)	(56)
Foreign	3	12	13
Total deferred	42	(61)	(137)
Total tax expense (benefit)	$63	$67	$(437)

The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(13.7)	5.3	4.7
Tax impact of foreign operations	(28.1)	(2.5)	1.4
Impact of the CARES Act of 2020	—	(5.6)	11.1
Valuation Allowances (1)	(3.6)	7.4	(12.1)
Impact of divestiture activity	(21.6)	(6.4)	—
Impact of legal entity structure changes	—	—	13.4
Other	0.7	1.5	0.2
Effective tax rate	(45.3)%	20.7%	39.7%
__________
(1)Beginning in fiscal 2022, we have made a change for all periods presented to separately disclose valuation allowances as its own line item. Previously, the impact of valuation allowances were grouped within various line items in fiscal 2021 and fiscal 2020.
During fiscal 2022, we recorded a $37 million expense related to foreign divestiture activity.
On March 27, 2020, the CARES Act was signed into law in the United States. The CARES Act includes certain provisions that affect our income taxes, including temporary five-year net operating loss carryback provisions, modifications to the interest deduction limitations, and the technical correction for depreciation of qualified leasehold improvements.
During fiscal 2021, we recorded a $18 million benefit related to finalization of the net operating loss carryback provisions prescribed in the CARES Act. We also recorded a $21 million benefit related to recognition of certain tax benefits associated with divestiture activity.
During fiscal 2020, we recorded a $122 million benefit related to the CARES Act. We also recorded a $113 million benefit related to recognition of certain tax benefits associated with foreign entity structure changes.

Deferred tax assets (liabilities) consist of the following:

($ in millions)	January 28, 2023	January 29, 2022
Gross deferred tax assets:
Operating lease liabilities	$1,126	$1,277
Accrued payroll and related benefits	44	111
Accruals	180	192
Inventory capitalization and other adjustments	93	67
Deferred income	51	44
Federal, state, and foreign net operating losses	290	260
Other	95	120
Total gross deferred tax assets	1,879	2,071
Valuation allowance	(369)	(377)
Total deferred tax assets, net of valuation allowance	1,510	1,694
Deferred tax liabilities:
Depreciation and amortization	(246)	(265)
Operating lease assets	(881)	(1,000)
Unremitted earnings of certain foreign subsidiaries	(1)	(1)
Unrealized net gain on cash flow hedges	(1)	(3)
Other	(10)	(11)
Total deferred tax liabilities	(1,139)	(1,280)
Net deferred tax assets	$371	$414
As of January 28, 2023, we had approximately $67 million of federal, $1,133 million of state and $950 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce tax liabilities of future years. We also had approximately $18 million of foreign tax credit carryovers as of January 28, 2023.
Approximately $67 million of federal losses do not expire. Approximately $876 million of state losses expire between fiscal 2023 and fiscal 2042, and $257 million of the state losses do not expire. Approximately $392 million of the foreign losses expire between fiscal 2023 and fiscal 2042, and $558 million of the foreign losses do not expire. The foreign tax credits begin to expire in fiscal 2023.
A valuation allowance is recorded if, based on the assessment of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. We have provided a valuation allowance of $369 million on certain federal, state, and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2022	2021	2020
Balance at beginning of fiscal year	$359	$340	$152
Increases related to current year tax positions	11	26	165
Prior year tax positions:
Increases	1	7	40
Decreases	(24)	(9)	(4)
Lapse of Statute of Limitations	—	(1)	(1)
Cash settlements	(2)	(2)	(14)
Foreign currency translation	(1)	(2)	2
Balance at end of fiscal year	$344	$359	$340
Of the $344 million, $359 million, and $340 million of total unrecognized tax benefits as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively, approximately $326 million, $339 million, and $323 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2022, 2021, and 2020, interest expense of $12 million, $6 million, and $12 million, respectively, has been recognized on the Consolidated Statements of Operations relating to income tax liabilities.
As of January 28, 2023 and January 29, 2022, the Company had total accrued interest related to income tax liabilities of $43 million and $31 million, respectively. There were no accrued penalties related to income tax liabilities as of January 28, 2023 or January 29, 2022.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of January 28, 2023, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $21 million, primarily due to the closing of settlements and audits, all of which could impact the effective tax rate, if recognized.
Note 5. Acquisitions
On August 26, 2021, the Company acquired Drapr Inc. ("Drapr"), a startup that powers 3D-fit technology and virtual fitting rooms. On October 1, 2021, the Company acquired Context-based 4 Casting Ltd. ("CB4"), an artificial intelligence and machine learning company.
The aggregate purchase price for the net assets was approximately $147 million. The purchase price allocation included goodwill of $108 million and intangible assets of $39 million. The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair values. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The purchase price allocation was finalized in fiscal 2022 with no material measurement period adjustments.
The intangible assets acquired primarily include technology and developed software and their estimated fair value will be amortized over the related useful lives.
The impact of the acquisitions on the Company's results of operations is not significant. The results of operations for Drapr and CB4 since the date of acquisitions were not material to the Consolidated Statements of Operations.

Note 6. Goodwill and Other Intangible Assets
The following goodwill and other intangible assets are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	January 28, 2023	January 29, 2022
Goodwill	$207	$207
Trade names	$54	$54
Intangible assets subject to amortization	$54	$54
Less: Accumulated amortization	(27)	(18)
Intangible assets subject to amortization, net	$27	$36
As discussed in Note 5 of Notes to Consolidated Financial Statements, in fiscal 2021, we acquired intangible assets subject to amortization in connection with our acquisitions of Drapr and CB4. The intangible assets subject to amortization primarily consist of technology and developed software, which are being amortized over a useful life of approximately five years. The amortization expense for intangible assets subject to amortization recorded in operating expenses on the Consolidated Statements of Operations was $9 million, $2 million, and $2 million for fiscal 2022, 2021, and 2020, respectively.
We did not recognize any impairment charges for goodwill in fiscal 2022, 2021, or 2020. We did not recognize any impairment charges for other intangible assets in fiscal 2022 or 2021.
See Note 8 of Notes to Consolidated Financial Statements for information regarding the impairment charge for intangible assets related to the Intermix trade name in fiscal 2020.
Note 7. Debt and Credit Facilities
Long-term debt recorded on the Consolidated Balance Sheets consists of the following:

($ in millions)	January 28, 2023	January 29, 2022
2029 Notes	$750	$750
2031 Notes	750	750
Less: Unamortized debt issuance costs	(14)	(16)
Total long-term debt	$1,486	$1,484
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of the Senior Notes at par in a private placement to qualified institutional buyers. We recorded $16 million of debt issuance costs related to the issuance of the Senior Notes within long-term debt on the Consolidated Balance Sheet, which is being amortized through interest expense over the life of the instrument. The Company used the net proceeds from the offering of the Senior Notes, together with cash on hand, to complete tender offers and purchase an aggregate principal amount of $1.9 billion of the Company's Secured Notes. On October 27, 2021, the Company redeemed the remaining outstanding Secured Notes that were not tendered in the tender offers and paid the related make-whole premiums. Our obligations under the Secured Notes were discharged following their redemption.
In conjunction with these transactions, in fiscal 2021, we incurred a loss on extinguishment of debt of $325 million, which was recorded in the Consolidated Statement of Operations and primarily consisted of tender premiums of $253 million, make-whole premiums of $40 million, and unamortized debt issuance costs relating to the Secured Notes of $28 million.
In June 2020, we redeemed $1.25 billion aggregate principal amount of the Company's 2021 Notes. We incurred a loss on extinguishment of debt of $58 million, primarily related to the make-whole premium, which was recorded on the Consolidated Statement of Operations. Following the redemption, our obligations under the 2021 Notes were discharged.

The scheduled maturity of the Senior Notes is as follows:

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
As of January 28, 2023, the aggregate estimated fair value of the Senior Notes was $1.15 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal year. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Consolidated Balance Sheet, net of the unamortized debt issuance cost.
On May 7, 2020, we entered into the ABL Facility, which was previously scheduled to expire in May 2023. On July 13, 2022, we entered into an amendment and restatement of the ABL Facility. Among other changes, the amendment and restatement extended the maturity of the ABL Facility to July 2027, increased the borrowing capacity from $1.8675 billion to $2.2 billion, modified the reference rate from LIBOR to SOFR, and reduced the applicable interest rate margin. Following the amendment and restatement, the ABL Facility generally bears interest at a per annum rate based on SOFR (subject to a zero floor) plus a margin, depending on borrowing base availability. We recorded $6 million of debt issuance costs related to the amendment and restatement of the ABL Facility, which will be amortized through interest expense over the term of the agreement. The ABL Facility is available for working capital, capital expenditures, and other general corporate purposes.
As of January 28, 2023, the Company's outstanding borrowing under the ABL Facility was $350 million. The variable interest rate on the drawn amount is adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25%. The borrowing was recorded in long-term liabilities on the Consolidated Balance Sheet as of January 28, 2023.
We also have the ability to issue letters of credit on our ABL Facility. As of January 28, 2023, we had $49 million in standby letters of credit issued under the ABL Facility.
The Senior Notes contain covenants that may limit the Company’s ability to, among other things: (i) grant or incur liens and (ii) enter into sale and lease-back transactions. The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis, jointly and severally, by each of our existing wholly owned domestic subsidiaries that is a borrower or guarantor under our existing ABL Facility. These guarantees also extend to each of our future wholly owned domestic subsidiaries that is a borrower or guarantor under any credit facility of the Company, any guarantor, a guarantor of capital markets debt of the Company, or any guarantor in an aggregate principal amount in excess of a certain amount.
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

We also maintain multiple agreements with third parties that make unsecured revolving credit facilities available for our operations in foreign locations (the “Foreign Facilities”). The Foreign Facilities are uncommitted and had a total capacity of $22 million as of January 28, 2023. As of January 28, 2023, there were no borrowings under the Foreign Facilities. There were $7 million in bank guarantees issued and outstanding primarily related to store leases under the Foreign Facilities as of January 28, 2023.
Following the closing of the Gap China transaction with Baozun on January 31, 2023, the respective Gap China credit facilities were terminated. See Note 17 of Notes to Consolidated Financial Statements for related disclosures.
Note 8. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2022 or 2021.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15	$—	$15	$—
Derivative financial instruments	11	—	11	—
Deferred compensation plan assets	34	34	—	—
Other assets	4	—	—	4
Total	$64	$34	$26	$4
Liabilities:
Derivative financial instruments	$20	$—	$20	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27	$—	$27	$—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$87	$40	$43	$4
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
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
Nonfinancial Assets
Long-lived assets, which for us primarily consist of store assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The estimated fair value of the long-lived assets is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. For operating lease assets, the Company determines the estimated fair value of the assets by comparing discounted contractual rent payments to estimated market rental rates using available valuation techniques. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
See Note 1 of Notes to Consolidated Financial Statements for further information regarding the impairment of long-lived assets.
We recorded the following long-lived asset impairment charges in operating expenses on the Consolidated Statements of Operations:

	Fiscal Year
($ in millions)	2022	2021	2020
Operating lease assets (1)	$33	$8	$391
Store assets (2)	18	1	135
Other indefinite-lived intangible assets (3)	—	—	31
Total impairment charges of long-lived and indefinite-lived assets	$51	$9	$557
__________
(1)The impairment charge reduced the then carrying amount of the applicable operating lease assets of $248 million, $24 million, and $1,635 million to their fair value of $215 million, $16 million, and $1,244 million during fiscal 2022, 2021, and 2020, respectively.
(2)The impairment charge reduced the then carrying amount of the applicable store assets of $21 million, $1 million, and $143 million to their fair value of $3 million, zero, and $8 million during fiscal 2022, 2021, and 2020, respectively.
(3)The impairment charge reduced the then carrying amount of the Intermix trade name of $38 million to its fair value of $7 million during fiscal 2020.
In fiscal 2020, the impact of the COVID-19 pandemic resulted in a qualitative indication of impairment related to our store long-lived assets. For store locations, we analyzed our store asset recoverability. As a result, we recorded an impairment charge related to store assets and operating lease assets during fiscal 2020.
In the fourth quarter of fiscal 2020, we also performed a strategic review of the Intermix business which resulted in a qualitative indication of impairment related to our store long-lived assets. We recorded an impairment charge of Intermix store assets and operating lease assets of $4 million and $21 million, respectively, within operating expenses on the Consolidated Statement of Operations during fiscal 2020.
In addition, the Company performed a strategic review of the Intermix business in fiscal 2020 which resulted in a qualitative indication of impairment related to the Intermix trade name. During the fourth quarter of fiscal 2020, management updated the fiscal 2021 budget and financial projections beyond fiscal 2021, and we determined that it was more likely than not that the carrying value of the Intermix trade name exceeded its fair value as of the date of our annual impairment review.

The fair value of the Intermix trade name was determined using the relief from royalty method. The cash flows were then discounted to present value using the applicable discount rate and compared to the carrying value of the Intermix trade name. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
The Intermix trade name impairment test resulted in an impairment charge of $31 million related to the Intermix trade name in fiscal 2020. This impairment charge was recorded within operating expenses on the Consolidated Statement of Operations during fiscal 2020.
In fiscal 2021, the Company completed the divestiture of its Intermix brand. See Note 17 of Notes to Consolidated Financial Statements for additional disclosures on the divestiture.
Note 9. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are the Canadian dollar, Japanese yen, British pound, New Taiwan dollar, Mexican peso, and Euro. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows.
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

Outstanding Notional Amounts
As of January 28, 2023 and January 29, 2022, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	January 28, 2023	January 29, 2022
Derivatives designated as cash flow hedges	$441	$524
Derivatives not designated as hedging instruments	645	702
Total	$1,086	$1,226
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	January 28, 2023	January 29, 2022
Derivatives designated as cash flow hedges:
Other current assets	$9	$10
Accrued expenses and other current liabilities	5	—

Derivatives not designated as hedging instruments:
Other current assets	2	6
Accrued expenses and other current liabilities	15	2

Total derivatives in an asset position	$11	$16
Total derivatives in a liability position	$20	$2
All of the unrealized gains and losses from designated cash flow hedges as of January 28, 2023 will be recognized in income (loss) within the next 12 months at the then-current values, which may differ from the fair values as of January 28, 2023 shown above.
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
See Note 8 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	Fiscal Year 2022		Fiscal Year 2021		Fiscal Year 2020
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented on the Consolidated Statements of Operations in which the effects of derivatives are recorded	$10,257	$5,428	$10,033	$5,827	$9,095	$5,567

(Gain) loss recognized in net income (loss):
Derivatives designated as cash flow hedges	$(33)	$—	$15	$—	$(13)	$—
Derivatives not designated as hedging instruments	—	(57)	—	(18)	—	15
Total (gain) loss recognized in net income (loss)	$(33)	$(57)	$15	$(18)	$(13)	$15
Note 10. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of January 28, 2023.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of January 28, 2023.
Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2022	2021	2020
Number of shares repurchased (1)	11	9	—
Total cost	$123	$201	$—
Average per share cost including commissions	$11.59	$23.47	$—
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board approved a $1.0 billion share repurchase authorization. The February 2019 repurchase program had $476 million remaining as of January 28, 2023. All common stock repurchased is immediately retired.

Note 11. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2022	2021	2020
Stock units	$26	$122	$62
Stock options	7	13	12
Employee stock purchase plan	4	4	3
Share-based compensation expense	37	139	77
Less: Income tax benefit	(14)	(23)	(15)
Share-based compensation expense, net of tax	$23	$116	$62
No material share-based compensation expense was capitalized in fiscal 2022, 2021, or 2020.
There were no material modifications made to our outstanding stock options and other stock awards in fiscal 2022, 2021, or 2020.
General Description of Stock Option and Other Stock Award Plans
The 2016 Long-Term Incentive Plan (the "2016 Plan") was amended and restated in May 2019 and further amended and restated in March 2020. The 2016 Plan was further amended and restated in May 2021. Under the 2016 Plan, nonqualified stock options and other stock awards are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board.
As of January 28, 2023, there were 286,586,871 shares that have been authorized for issuance under the 2016 Plan.
Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments for the majority of the Stock Units granted. In some cases, Stock Unit vesting is also subject to the attainment of pre-determined performance metrics and/or the satisfaction of market conditions ("Performance Shares"). At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis over a period of three to four years once granted, based on the grant-date fair value and the probability that the pre-determined performance metrics will be achieved. We use the Monte Carlo method to calculate the grant date fair value of Performance Shares containing a market condition. Based on the probability of our performance shares vesting, shared-based compensation expense decreased in fiscal 2022 as compared with fiscal 2021.
A summary of Stock Unit activity under the 2016 Plan for fiscal 2022 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 29, 2022	13,129,235	$22.03
Granted	7,156,024	$11.54
Granted, with vesting subject to performance and market conditions	3,612,861	$12.66
Vested	(4,145,665)	$20.06
Forfeited	(4,750,464)	$19.01
Balance as of January 28, 2023	15,001,991	$16.27

A summary of additional information about Stock Units is as follows:

	Fiscal Year
($ in millions except per share amounts)	2022	2021	2020
Weighted-average fair value per share of Stock Units granted	$11.92	$31.28	$11.22
Fair value of Stock Units vested	$83	$62	$65
The aggregate intrinsic value of unvested Stock Units as of January 28, 2023 was $198 million.
As of January 28, 2023, there was $124 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 1.9 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.
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
The fair value of stock options issued to employees during fiscal 2022, 2021, and 2020 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2022	2021	2020
Expected term (in years)	4.6	4.5	4.5
Expected volatility	51.7%	56.9%	46.9%
Dividend yield	4.0%	1.8%	1.6%
Risk-free interest rate	2.5%	0.6%	0.4%
A summary of stock option activity under the 2016 Plan for fiscal 2022 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of January 29, 2022	10,689,824	$21.17
Granted	1,433,388	$13.92
Exercised	(563,236)	$7.41
Forfeited/Expired	(3,734,543)	$21.35
Balance as of January 28, 2023	7,825,433	$20.75
A summary of additional information about stock options is as follows:

	Fiscal Year
($ in millions except per share amounts)	2022	2021	2020
Weighted-average fair value per share of stock options granted	$4.66	$12.35	$3.28
Aggregate intrinsic value of stock options exercised	$2	$20	$—
Fair value of stock options vested	$13	$13	$13

Information about stock options outstanding and exercisable as of January 28, 2023 is as follows:

	Intrinsic Value as of January 28, 2023 (in millions)	Number of Shares as of January 28, 2023	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$11	7,825,433	5.8	$20.75
Options Exercisable	$5	4,933,903	4.6	$23.97
Nonemployee Stock Units and Stock Warrants
Under the 2016 Plan, some Stock Units are granted to members of the Board. Vesting is generally immediate in the case of members of the Board.
Additionally, during fiscal 2020, the Company issued stock warrants for up to 8.5 million shares of the Company's common stock in connection with a strategic agreement entered into by Gap and Yeezy Supply LLC. However, effective with the termination of this agreement, net sales performance targets have not been met.
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 2,337,159, 1,117,669, and 1,718,007 shares issued under the ESPP in fiscal 2022, 2021, and 2020, respectively. As of January 28, 2023, there were 12,581,864 shares reserved for future issuances under the ESPP.
Note 12. Leases
Net lease cost recognized on our Consolidated Statements of Operations is summarized as follows:

	Fiscal Year
($ in millions)	2022	2021
Operating lease cost	$825	$947
Variable lease cost	447	428
Sublease (income) loss	(1)	1
Net lease cost	$1,271	$1,376

As of January 28, 2023, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
2023	$866
2024	764
2025	648
2026	559
2027	485
Thereafter	1,967
Total minimum lease payments	5,289
Less: Interest	(1,105)
Present value of operating lease liabilities	4,184
Less: Current portion of operating lease liabilities	(667)
Long-term operating lease liabilities	$3,517
During fiscal 2022, non-cash operating lease asset activity, net of remeasurements and modifications, was $124 million and includes permanent store closures and the derecognition of leases related to the transition of certain foreign operations to franchise partners. During fiscal 2021, non-cash operating lease asset activity, net of remeasurements and modifications, was $140 million and includes permanent store closures and the derecognition of leases related to the divestitures and changes to our European operating model. As of January 28, 2023 and January 29, 2022, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $116 million and $91 million, respectively.
As of January 28, 2023 and January 29, 2022, the weighted-average remaining operating lease term was 8.0 years and 8.1 years, respectively, and the weighted-average discount rate was 5.6 percent and 5.4 percent, respectively, for operating leases recognized on our Consolidated Financial Statements.
As of January 28, 2023 and January 29, 2022, the Company's finance leases were not material to our Consolidated Financial Statements.
See Note 1 of Notes to Consolidated Financial Statements for additional disclosures related to leases.
Note 13. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “Plans”), which are available to employees who meet the eligibility requirements. The Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the Plans were $49 million, $46 million, and $42 million in fiscal 2022, 2021, and 2020, respectively.

We maintain the Gap, Inc. Deferred Compensation Plan, which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee board members to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at fair market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets. As of January 28, 2023 and January 29, 2022, the assets related to the DCP were $34 million and $40 million, respectively. As of January 28, 2023 and January 29, 2022, the corresponding liabilities related to the DCP were $37 million and $45 million, respectively, and were recorded within other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2022, 2021, and 2020 were not material.
Note 14. Earnings (Loss) per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	Fiscal Year
(shares in millions)	2022	2021	2020
Weighted-average number of shares—basic	367	376	374
Common stock equivalents (1)	—	7	—
Weighted-average number of shares—diluted	367	383	374
__________
(1)For fiscal 2022 and 2020, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the respective periods.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares—diluted were 11 million, 7 million, and 12 million for fiscal 2022, 2021, and 2020, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of January 28, 2023, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of January 28, 2023 and January 29, 2022, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of January 28, 2023 and January 29, 2022 was not material for any individual Action or in total. Subsequent to January 28, 2023 and through the filing date of March 14, 2023, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.

We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.
Note 16. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of January 28, 2023, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of January 28, 2023. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Long-lived assets, excluding long-term deferred tax assets, by geographic location are as follows:

($ in millions)	January 28, 2023	January 29, 2022
U.S. (1)	$5,726	$6,164
Other regions	672	1,018
Total long-lived assets	$6,398	$7,182
__________
(1)U.S. includes the United States and Puerto Rico.
See Note 3 of Notes to Consolidated Financial Statements for disaggregation of revenue for stores and online and by brand and region.
Note 17. Divestitures
On April 8, 2021 and May 21, 2021, we completed the divestitures of the Janie and Jack and Intermix brands, respectively. As a result of these transactions, the Company recognized a pre-tax loss of $59 million within operating expenses on the Consolidated Statement of Operations for the 52 weeks ended January 29, 2022.
On October 1, 2021, we completed the transition of our Gap France operations to a third party, Hermione People & Brands, to operate Gap France stores as a franchise partner. The impact to the Consolidated Financial Statements upon divestiture was not material for the 52 weeks ended January 29, 2022.
On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS, to operate Gap Italy stores as a franchise partner. We completed the transition of our United Kingdom and Ireland online operations to a franchise partner through a joint venture with Next Plc on August 10, 2022. The impacts to the Consolidated Financial Statements upon divestiture were not material for the 52 weeks ended January 28, 2023.
As our European partnership model transition is now complete, we sold our distribution center in Rugby, England for $125 million on September 30, 2022. As a result of this transaction, the Company recognized a pre-tax gain on sale of $83 million within operating expenses on the Consolidated Statement of Operations during the 52 weeks ended January 28, 2023.
We also completed the transition of our Old Navy Mexico operations to a third party, Grupo Axo, to operate Old Navy Mexico stores as a franchise partner, on August 1, 2022. As a result of this transaction, the Company recognized a pre-tax loss of $35 million within operating expenses on the Consolidated Statement of Operations during the 52 weeks ended January 28, 2023.

On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. As of January 28, 2023, the Company reclassified $142 million of assets and $126 million of liabilities for Gap China as held for sale within other current assets and accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheet. The aggregate carrying amount of assets classified as held for sale primarily consists of $55 million of net operating lease assets, $35 million of inventory, $26 million of fixed assets, and $20 million of other current assets. The aggregate carrying amount of liabilities classified as held for sale primarily consists of $70 million of operating lease liabilities, $33 million of accounts payable, and $19 million of accrued expenses and other current liabilities. We measured the disposal group at its estimated fair value less costs to sell. On January 31, 2023, the Gap China transaction closed with Baozun. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
Note 18. Subsequent Events
On January 26, 2023, the Company entered in an agreement for the sale of a building and reclassified certain assets as held for sale assets that were expected to be sold in the next 12 months. The aggregate carrying amount of the assets held for sale, primarily consisting of fixed assets, was $30 million and was reclassified within other current assets on the Consolidated Balance Sheet as of January 28, 2023. On February 9, 2023, the Company completed the sale of the building.
On January 31, 2023, the Gap China transaction closed with Baozun. See Note 17 of Notes to Consolidated Financial Statements for related disclosures.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of January 28, 2023, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of January 28, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
During the third quarter of fiscal 2022, we shifted our legacy enterprise resource planning ("ERP") system to a cloud-based ERP system. As part of the system conversion, we assessed the impact to the control environment and modified internal controls where necessary.
There was no further change in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1 – Election of Directors—Nominees for Election as Directors,” “Other Information—Delinquent Section 16(a) Reports,” and “Corporate Governance—Board Committees—Audit and Finance Committee” in the 2023 Proxy Statement. See also “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K.
The Company has adopted a code of ethics, our Code of Business Conduct, which applies to all employees including our principal executive officer, principal financial officer, controller, and persons performing similar functions. Our Code of Business Conduct is available on our website, www.gapinc.com, under “Investors, Corporate Compliance.” Any amendments and waivers to the Code will also be available on the website.
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Board Committees—Compensation and Management Development Committee,” “Compensation Discussion and Analysis,” and “Executive Compensation” in the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares” in the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled “Corporate Governance—Policies and Procedures with Respect to Related Party Transactions,” “Corporate Governance—Certain Relationships and Related Party Transactions,” and “Proposal No. 1 – Election of Directors—Nominees for Election as Directors—Director Independence” in the 2023 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the section entitled “Proposal No. 2 – Ratification of Selection of Independent Registered Public Accounting Firm—Principal Accounting Firm Fees” in the 2023 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation. (P)	10-K	1-7562	3.1	April 26, 1993

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-K	1-7562	3.2	April 4, 2000

3.3	Amended and Restated Bylaws (effective August 15, 2022).	10-Q	1-7562	3.3	August 26, 2022

4.1	Indenture, dated as of September 27, 2021, by and among the Registrant, the Guarantors party thereto and U.S. Bank National Association as trustee, registrar and paying agent.	8-K	1-7562	4.1	September 28, 2021

4.2	Form of 3.625% Senior Note due 2029, included as Exhibit A-1 to the Indenture.	8-K	1-7562	4.2	September 28, 2021

4.3	Form of 3.875% Senior Note due 2031, included as Exhibit A-2 to the Indenture.	8-K	1-7562	4.3	September 28, 2021

4.4	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Fourth Amended and Restated Revolving Credit Agreement dated as of July 13, 2022.	10-Q	1-7562	10.1	November 22, 2022

10.2	Credit Card Program Agreement, dated as of April 8, 2021, by and among the Registrant, Old Navy, LLC, Banana Republic, LLC, Athleta LLC and Barclays Bank Delaware.	10-Q	1-7562	10.4	May 28, 2021

10.3†	Executive Management Incentive Compensation Award Plan.	DEF 14A	1-7562	App. A	April 7, 2015

10.4†	The Gap, Inc. Executive Deferred Compensation Plan (January 1, 1999 Restatement).	10-Q	1-7562	10.3	December 15, 1998

10.5†	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005.	8-K	1-7562	10.1	November 8, 2005

10.6†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Supplemental Deferred Compensation Plan.	10-K	1-7562	10.29	March 27, 2009

10.7†	Amendment to Executive Deferred Compensation Plan - Suspension of Pending Merger into Supplemental Deferred Compensation Plan.	10-K	1-7562	10.30	March 27, 2009

10.8†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Deferred Compensation Plan.	10-Q	1-7562	10.1	December 8, 2009

10.9†	Deferred Compensation Plan, amended and restated effective September 1, 2011.	10-Q	1-7562	10.1	December 7, 2011

10.10†	Deferred Compensation Plan, amended and restated effective November 17, 2015.	10-K	1-7562	10.24	March 21, 2016

10.11†	Deferred Compensation Plan, amended and restated effective March 24, 2016.	10-Q	1-7562	10.2	June 3, 2016

10.12†	Deferred Compensation Plan, amended and restated effective January 1, 2023.					X

10.13†	Supplemental Deferred Compensation Plan.	S-8	333-129986	4.1	November 29, 2005

10.14†	First Amendment to Supplemental Deferred Compensation Plan.	10-K	1-7562	10.32	March 27, 2009

10.15†	Second Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.33	March 27, 2009

10.16†	Third Amendment to Supplemental Deferred Compensation Plan - Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.34	March 27, 2009

10.17†	Fourth Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-Q	1-7562	10.2	December 8, 2009

10.18†	2011 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2011

10.19†	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014).	8-K	1-7562	10.1	March 6, 2014

10.20†	2016 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2016

10.21†	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017).	10-K	1-7562	10.30	March 20, 2018

10.22†	Amended and Restated 2016 Long Term-Incentive Plan (effective May 21, 2019).	DEF 14A	1-7562	App. A	April 9, 2019

10.23†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 11, 2021).	DEF 14A	1-7562	App. B	March 30, 2021

10.24†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.8	June 8, 2011

10.25†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.9	August 31, 2012

10.26†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.72	March 26, 2013

10.27†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2014

10.28†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 6, 2015

10.29†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.60	March 21, 2016

10.30†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2017

10.31†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 16, 2018

10.32†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2019

10.33†	2020 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 13, 2020

10.34†	2021 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2021

10.35†	2022 Form of Nonqualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 11, 2022

10.36†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2017

10.37†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 16, 2018

10.38†	Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 15, 2019

10.39†	2020 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 13, 2020

10.40†	2021 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2021

10.41†	2022 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 11, 2022

10.42†	Form of Restricted Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.75	March 21, 2016

10.43†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2017

10.44†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 16, 2018

10.45†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 15, 2019

10.46†	2020 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 13, 2020

10.47†	2021 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2021

10.48†	2022 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 11, 2022

10.49†	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 16, 2018

10.50†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.10	June 8, 2011

10.51†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 9, 2017

10.52†	2020 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 13, 2020

10.53†	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017.	10-Q	1-7562	10.1	August 25, 2017

10.54†	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017.	10-Q	1-7562	10.2	June 5, 2017

10.55†	Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant.	10-K	1-7562	10.57	March 17, 2020

10.56†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 9, 2020 by and between Mark Breitbard and the Registrant.	10-Q	1-7562	10.4	November 25, 2020

10.57†	Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant.	10-Q	1-7562	10.3	November 25, 2020

10.58†	Amendment, dated November 20, 2020, to the Letter Agreement dated October 5, 2020 by and between Nancy Green and the Registrant.	10-Q	1-7562	10.6	November 25, 2020

10.59†	Agreement with Julie Gruber dated February 1, 2016 and confirmed on February 4, 2016.	10-Q	1-7562	10.3	June 3, 2016

10.60†	Agreement for Post-Termination Benefits with Julie Gruber dated June 2, 2017.	10-Q	1-7562	10.5	June 5, 2017

10.61†	Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant.	10-K	1-7562	10.64	March 17, 2020

10.62†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Julie Gruber and the Registrant.	10-Q	1-7562	10.7	November 25, 2020

10.63†	Agreement with Sonia Syngal dated April 11, 2016 and confirmed on April 11, 2016.	8-K	1-7562	10.1	April 13, 2016

10.64†	Agreement for Post-Termination Benefits with Sonia Syngal dated June 2, 2017.	10-Q	1-7562	10.10	June 5, 2017

10.65†	Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant.	8-K	1-7562	10.1	March 5, 2020

10.66†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 4, 2020 by and between Sonia Syngal and the Registrant.	10-Q	1-7562	10.10	November 25, 2020

10.67†	Agreement and Release by and between Sonia Syngal and the Registrant dated July 11, 2022.	10-Q	1-7562	10.4	August 26, 2022

10.68†	Letter Agreement dated March 10, 2020 by and between Katrina O'Connell and the Registrant.	10-K	1-7562	10.74	March 17, 2020

10.69†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 10, 2020 by and between Katrina O’Connell and the Registrant.	10-Q	1-7562	10.8	November 25, 2020

10.70†	Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant.	10-Q	1-7562	10.1	November 25, 2020

10.71†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 6, 2020 by and between Sheila Peters and the Registrant.	10-Q	1-7562	10.9	November 25, 2020

10.72†	Letter Agreement dated November 17, 2020 by and between Asheesh Saksena and the Registrant.	10-K	1-7562	10.82	March 16, 2021

10.73†	Letter Agreement dated November 17, 2020 by and between Sandra Stangl and the Registrant.	10-K	1-7562	10.83	March 16, 2021

10.74†	Letter Agreement dated March 15, 2021 by and between John Strain and the Registrant.	10-K	1-7562	10.81	March 15, 2022

10.75†	Letter Agreement dated November 3, 2021 by and between Mary Beth Laughton and the Registrant.	10-K	1-7562	10.82	March 15, 2022

10.76†	Letter Agreement dated August 1, 2022 by and between Bob L. Martin and the Registrant.	8-K/A	1-7562	10.1	August 3, 2022

10.77†	Letter Agreement dated June 2, 2022 by and between Horacio Barbeito and the Registrant	10-Q	1-7562	10.3	August 26, 2022

10.78†	Form of Restricted Stock Unit Award Agreement with Bob L. Martin under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.9	June 9, 2020

10.79†	Form of Restricted Stock Unit Award Agreement with Bob L. Martin under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.5	August 26, 2022

14	Code of Business Conduct.	10-K	1-7562	14	March 26, 2010

21	Subsidiaries of Registrant.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended January 28, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

THE GAP, INC.

Date:	March 14, 2023	By	/s/ BOB L. MARTIN
Bob L. Martin Interim Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 14, 2023	By	/s/ KATRINA O'CONNELL
Katrina O'Connell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2023	By	/s/ RICHARD DICKSON
Richard Dickson, Director

Date:	March 14, 2023	By	/s/ ELISABETH B. DONOHUE
Elisabeth B. Donohue, Director

Date:	March 14, 2023	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 14, 2023	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 14, 2023	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 14, 2023	By	/s/ KATHRYN A. HALL
Kathryn A. Hall, Director

Date:	March 14, 2023	By	/s/ AMY MILES
Amy Miles, Director

Date	March 14, 2023	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 14, 2023	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 14, 2023	By	/s/ SALAAM COLEMAN SMITH
Salaam Coleman Smith, Director