Form 10-Q
period 2023-04-29
GAP INC
filed 2023-05-26
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 19, 2023 was 368,056,655.

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
•costs expected to be incurred in connection with our restructuring plan and the timing of actions associated with the reduction of our workforce;
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
•driving creative excellence and delivering product that offers value to customers through a combination of fit, quality, brand, and price;
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
•our dividend policy, including the potential timing and amounts of future dividends; and
•the impact of changes in internal control over financial reporting, and assessing the impact of our restructuring plan on our internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following:
•the overall global economic and geopolitical environment and the impact on consumer spending patterns;
•the risk that inflationary pressures continue to negatively impact gross margins or that we are unable to pass along price increases;
•the risk that restructuring our business may not generate the intended benefits and projected cost savings to the extent or on the timeline as expected;
•the risk that we or our franchisees may be unsuccessful in gauging apparel trends and changing consumer preferences or responding with sufficient lead time;

•the risk that we may be unable to manage or protect our inventory effectively and the resulting impact on our gross margins, sales and results of operations;
•the risk that we fail to manage key executive succession and retention and to continue to attract and retain qualified personnel;
•the risk that we fail to maintain, enhance, and protect our brand image and reputation;
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
•the risk that our comparable sales and margins may experience fluctuations, that the seasonality of our business may experience changes, or that we may fail to meet financial market expectations;
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
•the risk that worsening global economic and geopolitical conditions could result in changes to the assumptions and estimates used when preparing the Condensed Consolidated Financial Statements;
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
•the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets; and
•the risk that the adoption of new accounting pronouncements will impact future results.
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 and our other filings with the U.S. Securities and Exchange Commission.

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of May 26, 2023. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$1,215	$845
Merchandise inventory	2,299	2,389	3,169
Other current assets	814	1,013	991
Total current assets	4,283	4,617	5,005
Property and equipment, net of accumulated depreciation of $4,878, $4,837 and $4,967	2,646	2,688	2,791
Operating lease assets	3,123	3,173	3,587
Other long-term assets	880	908	874
Total assets	$10,932	$11,386	$12,257
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,199	$1,320	$1,599
Accrued expenses and other current liabilities	1,051	1,219	1,127
Current portion of operating lease liabilities	658	667	717
Income taxes payable	10	50	29
Total current liabilities	2,918	3,256	3,472
Long-term liabilities:
Revolving credit facility	350	350	350
Long-term debt	1,487	1,486	1,485
Long-term operating lease liabilities	3,453	3,517	3,921
Other long-term liabilities	539	544	575
Total long-term liabilities	5,829	5,897	6,331
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 368, 366, and 369 shares	18	18	19
Additional paid-in capital	47	27	—
Retained earnings	2,067	2,140	2,389
Accumulated other comprehensive income	53	48	46
Total stockholders’ equity	2,185	2,233	2,454
Total liabilities and stockholders’ equity	$10,932	$11,386	$12,257
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	April 29, 2023	April 30, 2022
Net sales	$3,276	$3,477
Cost of goods sold and occupancy expenses	2,062	2,381
Gross profit	1,214	1,096
Operating expenses	1,224	1,293
Operating loss	(10)	(197)
Interest expense	23	20
Interest income	(13)	(1)
Loss before income taxes	(20)	(216)
Income tax benefit	(2)	(54)
Net loss	$(18)	$(162)
Weighted-average number of shares - basic	367	370
Weighted-average number of shares - diluted	367	370
Net loss per share - basic	$(0.05)	$(0.44)
Net loss per share - diluted	$(0.05)	$(0.44)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Net loss	$(18)	$(162)
Other comprehensive income (loss), net of tax
Foreign currency translation	(1)	3
Change in fair value of derivative financial instruments, net of tax expense of $2 and $2	8	7
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $— and $(1)	(2)	(2)
Other comprehensive income, net of tax	5	8
Comprehensive loss	$(13)	$(154)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
Net loss for the 13 weeks ended April 29, 2023				(18)		(18)
Other comprehensive income (loss), net of tax
Foreign currency translation					(1)	(1)
Change in fair value of derivative financial instruments					8	8
Amounts reclassified from accumulated other comprehensive income					(2)	(2)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(10)			(10)
Share-based compensation, net of forfeitures			23			23
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of April 29, 2023	368	$18	$47	$2,067	$53	$2,185

Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
Net loss for the 13 weeks ended April 30, 2022				(162)		(162)
Other comprehensive income (loss), net of tax
Foreign currency translation					3	3
Change in fair value of derivative financial instruments					7	7
Amounts reclassified from accumulated other comprehensive income					(2)	(2)
Repurchases and retirement of common stock	(4)	—	(39)	(15)		(54)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(14)			(14)
Share-based compensation, net of forfeitures			3			3
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of April 30, 2022	369	$19	$—	$2,389	$46	$2,454

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net loss	$(18)	$(162)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	137	130
Share-based compensation	23	1
Impairment of store assets	1	3
Amortization of debt issuance costs	1	2
Non-cash and other items	26	(3)
Gain on sale of building	(47)	—
Deferred income taxes	5	(1)
Changes in operating assets and liabilities:
Merchandise inventory	83	(166)
Other current assets and other long-term assets	9	57
Accounts payable	(102)	(336)
Accrued expenses and other current liabilities	(22)	(236)
Income taxes payable, net of receivables and other tax-related items	(49)	369
Other long-term liabilities	(11)	20
Operating lease assets and liabilities, net	(21)	(40)
Net cash provided by (used for) operating activities	15	(362)
Cash flows from investing activities:
Purchases of property and equipment	(117)	(228)
Net proceeds from sale of building	76	333
Net proceeds from divestiture activity	11	—
Net cash provided by (used for) investing activities	(30)	105
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350
Proceeds from issuances under share-based compensation plans	7	7
Withholding tax payments related to vesting of stock units	(10)	(14)
Repurchases of common stock	—	(54)
Cash dividends paid	(55)	(56)
Net cash provided by (used for) financing activities	(58)	233
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	(7)
Net decrease in cash, cash equivalents, and restricted cash	(75)	(31)
Cash, cash equivalents, and restricted cash at beginning of period	1,273	902
Cash, cash equivalents, and restricted cash at end of period	$1,198	$871
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$35	$32
Cash paid for income taxes during the period, net of refunds	$46	$(420)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive loss, stockholders' equity, and cash flows as of April 29, 2023 and April 30, 2022 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2023 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
The results of operations for the 13 weeks ended April 29, 2023 are not necessarily indicative of the operating results that may be expected for the 53-week period ending February 3, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, the Russia-Ukraine crisis, and distress in global credit and banking markets. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, and the impairment of long-lived assets. If the global economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of April 29, 2023, restricted cash primarily included consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,170	$1,215	$845
Restricted cash included in other current assets	—	32	—
Restricted cash included in other long-term assets	28	26	26
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,198	$1,273	$871
Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements and disclosures, based on current information.
ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring that the buyers in those programs provide additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2022, except for the rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. We have adopted the provisions of this ASU during the 13 weeks ended April 29, 2023. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. See Note 13 of Notes to Condensed Consolidated Financial Statements for information regarding our supply chain finance program.
Note 2. Revenue
Disaggregation of Net Sales
We disaggregate our net sales by channel and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.
Net sales disaggregated by channel are as follows:

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Store and franchise sales	$2,053	$2,137
Online sales (1)	1,223	1,340
Total net sales	$3,276	$3,477
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended April 29, 2023
U.S. (1)	$1,659	$496	$374	$309	$3	$2,841
Canada	145	61	36	10	—	252
Europe	—	29	1	1	—	31
Asia	1	77	14	—	—	92
Other regions	23	29	7	1	—	60
Total	$1,828	$692	$432	$321	$3	$3,276

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended April 30, 2022
U.S. (1)	$1,673	$497	$416	$344	$3	$2,933
Canada	147	64	43	9	—	263
Europe	1	54	1	2	—	58
Asia	—	141	16	—	—	157
Other regions	20	35	6	5	—	66
Total	$1,841	$791	$482	$360	$3	$3,477
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended April 29, 2023, the opening balance of deferred revenue for these obligations was $354 million, of which $131 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $334 million as of April 29, 2023.
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
Note 3. Restructuring
On April 25, 2023, the Company's management committed to a restructuring plan (the "Plan") as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan includes a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations.
In connection with the Plan, the Company incurred $75 million in restructuring costs during the 13 weeks ended April 29, 2023 on a pre-tax basis. The costs incurred in connection with the Plan are as follows:

	13 Weeks Ended April 29, 2023
($ in millions)	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Costs
Employee-related costs	$4	$58	$62
Consulting and other associated costs	—	13	13
Total restructuring costs	$4	$71	$75

Including the costs incurred during the 13 weeks ended April 29, 2023, the Company estimates that it will incur approximately $100 million to $120 million in aggregate pre-tax cash expenditures in connection with the Plan, which consists of approximately $75 million to $85 million in employee-related costs and $25 million to $35 million in consulting and other associated costs. The actions associated with the reduction of the Company's workforce under the Plan are expected to be substantially completed by the end of the first half of fiscal 2023.
The following table summarizes restructuring costs that will be settled with cash payments and the related liability balances as of April 29, 2023, which are primarily included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet:

($ in millions)	Employee-Related Costs	Consulting and Other Associated Costs	Total
Balance at January 28, 2023	$—	$—	$—
Provision	62	13	75
Cash payments	—	(10)	(10)
Balance at April 29, 2023	$62	$3	$65
Note 4. Income Taxes
The effective income tax rate was 10.0 percent for the 13 weeks ended April 29, 2023, compared with 25.0 percent for the 13 weeks ended April 30, 2022. The decrease in the effective tax rate for the 13 weeks ended April 29, 2023 compared with the 13 weeks ended April 30, 2022 is primarily due to changes in the amount and jurisdictional mix of pre-tax operations.
Note 5. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	April 29, 2023	January 28, 2023	April 30, 2022
2029 Notes	750	750	750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(13)	(14)	(15)
Total long-term debt	$1,487	$1,486	$1,485
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of April 29, 2023, the aggregate estimated fair value of the Senior Notes was $1.05 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.

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
As of April 29, 2023, the Company's outstanding borrowing under the ABL Facility was $350 million. The variable interest rate on the drawn amount is adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25%. The borrowing was recorded in long-term liabilities on the Condensed Consolidated Balance Sheet as of April 29, 2023.
On May 15, 2023, the Company repaid $100 million of the outstanding borrowing under the ABL Facility, which reduced the outstanding borrowing to $250 million.
We also have the ability to issue letters of credit on our ABL Facility. As of April 29, 2023, we had $49 million in standby letters of credit issued under the ABL Facility.
Following the closing of the Gap China transaction with Baozun Inc. ("Baozun") on January 31, 2023, the respective Gap China credit facilities were terminated. See Note 12 of Notes to Condensed Consolidated Financial Statements for related disclosures.
Note 6. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 weeks ended April 29, 2023 or April 30, 2022.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	April 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2	$—	$2	$—
Derivative financial instruments	19	—	19	—
Deferred compensation plan assets	33	33	—	—
Other assets	4	—	—	4
Total	$58	$33	$21	$4
Liabilities:
Derivative financial instruments	$4	$—	$4	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15	$—	$15	$—
Derivative financial instruments	11	—	11	—
Deferred compensation plan assets	34	34	—	—
Other assets	4	—	—	4
Total	$64	$34	$26	$4
Liabilities:
Derivative financial instruments	$20	$—	$20	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	April 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16	$—	$16	$—
Derivative financial instruments	44	—	44	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$104	$40	$60	$4
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
We have highly liquid fixed and variable income investments classified as cash equivalents. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed primarily in time deposits.
Derivative financial instruments primarily include foreign exchange forward contracts. See Note 7 of Notes to Condensed Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.
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
There were no material impairment charges recorded for long-lived assets during the 13 weeks ended April 29, 2023 or April 30, 2022.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 weeks ended April 29, 2023 or April 30, 2022.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Derivatives designated as cash flow hedges	$330	$441	$373
Derivatives not designated as hedging instruments	599	645	758
Total	$929	$1,086	$1,131
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	April 29, 2023	January 28, 2023	April 30, 2022
Derivatives designated as cash flow hedges:
Other current assets	$13	$9	$16
Accrued expenses and other current liabilities	1	5	—

Derivatives not designated as hedging instruments:
Other current assets	6	2	28
Accrued expenses and other current liabilities	3	15	1

Total derivatives in an asset position	$19	$11	$44
Total derivatives in a liability position	$4	$20	$1
Substantially all of the unrealized gains and losses from designated cash flow hedges as of April 29, 2023 will be recognized in income (loss) within the next 12 months at the then-current values, which may differ from the fair values as of April 29, 2023 shown above.
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
See Note 6 of Notes to Condensed Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The pre-tax amounts recognized in net loss related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Loss
	13 Weeks Ended April 29, 2023		13 Weeks Ended April 30, 2022
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,062	$1,224	$2,381	$1,293

Gain recognized in net loss
Derivatives designated as cash flow hedges	(2)	—	(3)	—
Derivatives not designated as hedging instruments	—	(8)	—	(22)
Total gain recognized in net loss	$(2)	$(8)	$(3)	$(22)

Note 8. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended
($ and shares in millions except average per share cost)	April 29, 2023	April 30, 2022
Number of shares repurchased (1)	—	3.7
Total cost	$—	$54
Average per share cost including commissions	$—	$14.47
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $476 million remaining as of April 29, 2023. All common stock repurchased is immediately retired.
Note 9. Net Loss Per Share
Weighted-average number of shares used for net loss per share is as follows:

	13 Weeks Ended
(shares in millions)	April 29, 2023	April 30, 2022
Weighted-average number of shares - basic	367	370
Common stock equivalents (1)	—	—
Weighted-average number of shares - diluted	367	370
_________
(1)For the 13 weeks ended April 29, 2023 and April 30, 2022, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company's net loss for the periods.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 7 million and 12 million for the 13 weeks ended April 29, 2023 and April 30, 2022, respectively, as their inclusion would have an anti-dilutive effect on net loss per share.
Note 10. Commitments and Contingencies
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of April 29, 2023, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of April 29, 2023, January 28, 2023, and April 30, 2022, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to April 29, 2023, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

Note 11. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of April 29, 2023, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of April 29, 2023. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue by channel and by brand and region.
Note 12. Divestitures
On November 7, 2022, we signed agreements to transition our Gap China and Gap Taiwan ("Gap Greater China") operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact to the Condensed Consolidated Financial Statements upon divestiture was not material for the 13 weeks ended April 29, 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS S.p.A. ("OVS"), to operate Gap Italy stores as a franchise partner. The impact to the Condensed Consolidated Financial Statements upon divestiture was not material for the 13 weeks ended April 30, 2022. As of April 30, 2022, the Company also reclassified certain assets as held for sale assets that were expected to be sold in the next 12 months related to our distribution center in Rugby, England. The aggregate carrying amount of the assets held for sale, primarily consisting of fixed assets, was $45 million and was recorded within other current assets on the Condensed Consolidated Balance Sheet as of April 30, 2022.
Note 13. Supply Chain Finance Program
Our voluntary supply chain finance ("SCF") program provides certain suppliers with the opportunity to sell their receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreements between our suppliers and the financial institutions and our payment terms are not impacted by whether a supplier participates in the SCF program.
We may agree to side letters with participating financial institutions related to the SCF program that require us to transfer a certain amount of cash to be used as collateral for our payment obligations in a specified period. These collateral amounts, if applicable, are classified as restricted cash on our Condensed Consolidated Balance Sheets. There were no collateral amounts under the SCF program as of April 29, 2023 and April 30, 2022. The collateral amount under the SCF program was $30 million as of January 28, 2023. Additionally, our lenders under the ABL Facility who also participate in the SCF program have their related financings secured pursuant to the terms of the ABL Facility.
The Company's outstanding obligations under the SCF program were $322 million, $316 million, and $238 million as of April 29, 2023, January 28, 2023, and April 30, 2022, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.
OUR BUSINESS
We are a collection of purpose-led, lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. We have Company-operated stores in the United States, Canada, Japan, and Taiwan. Our products are available to customers online through Company-owned websites and through third party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including curbside pick-up, buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
OVERVIEW
Financial results for the first quarter of fiscal 2023 are as follows:
•Net sales for the first quarter of fiscal 2023 decreased 6 percent compared with the first quarter of fiscal 2022.
•Online sales for the first quarter of fiscal 2023 decreased 9 percent compared with the first quarter of fiscal 2022 and store and franchise sales for the first quarter of fiscal 2023 decreased 4 percent compared with the first quarter of fiscal 2022.
•Gross profit for the first quarter of fiscal 2023 was $1.21 billion compared with $1.10 billion for the first quarter of fiscal 2022. Gross margin for the first quarter of fiscal 2023 was 37.1 percent compared with 31.5 percent for the first quarter of fiscal 2022.
•Operating loss for the first quarter of fiscal 2023 was $(10) million compared with $(197) million for the first quarter of fiscal 2022.
•The effective income tax rate for the first quarter of fiscal 2023 was 10.0 percent compared with 25.0 percent for the first quarter of fiscal 2022.
•Net loss for the first quarter of fiscal 2023 was $(18) million compared with $(162) million for the first quarter of fiscal 2022.
•Diluted loss per share was $(0.05) for the first quarter of fiscal 2023 compared with $(0.44) for the first quarter of fiscal 2022.
•Merchandise inventory as of the first quarter of fiscal 2023 decreased 27 percent compared with the first quarter of fiscal 2022.
On April 25, 2023, the Company's management committed to the Plan as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan includes a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations.
In connection with the Plan, the Company incurred $75 million in restructuring costs during the 13 weeks ended April 29, 2023 on a pre-tax basis, which includes employee-related costs of $62 million and consulting and other associated costs of $13 million. Including the costs incurred during the 13 weeks ended April 29, 2023, the Company estimates that it will incur approximately $100 million to $120 million in aggregate pre-tax cash expenditures in connection with the Plan, which consists of approximately $75 million to $85 million in employee-related costs and $25 million to $35 million in consulting and other associated costs. The actions associated with the reduction of the Company's workforce under the Plan are expected to be substantially completed by the end of the first half of fiscal 2023.
The Company is also continuing to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of April 29, 2023, we have closed, net of openings, 315 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact to the Condensed Consolidated Financial Statements upon divestiture was not material for the 13 weeks ended April 29, 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
During the 13 weeks ended April 29, 2023, the Company sold a building for $76 million and recorded a pre-tax gain on sale of $47 million within operating expenses on the Condensed Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through our online channel. The calculation of Comp Sales excludes the results of our franchise business. Comp Sales also included the results of certain foreign operations until their respective transitions to third party franchise partners. See Note 12 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for related disclosures.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended
	April 29, 2023	April 30, 2022
Old Navy Global	(1)%	(22)%
Gap Global	1%	(11)%
Banana Republic Global	(8)%	27%
Athleta Global	(13)%	(7)%
The Gap, Inc.	(3)%	(14)%

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2023	13 Weeks Ended April 29, 2023		April 29, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	15	1	1,252	20.0
Gap North America	493	—	5	488	5.1
Gap Asia (1)	232	1	1	143	1.2
Banana Republic North America	419	—	6	413	3.5
Banana Republic Asia	46	2	2	46	0.2
Athleta North America	257	3	1	259	1.1
Company-operated stores total	2,685	21	16	2,601	31.1
Franchise (1)	667	57	6	852	N/A
Total	3,352	78	22	3,453	31.1
Increase (decrease) over prior year				1.1%	(6.3)%

	January 29, 2022	13 Weeks Ended April 30, 2022		April 30, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,252	9	3	1,258	20.2
Gap North America	520	1	9	512	5.4
Gap Asia	329	3	4	328	2.7
Gap Europe (2)	11	—	—	—	—
Banana Republic North America	446	1	2	445	3.7
Banana Republic Asia	50	1	—	51	0.2
Athleta North America	227	6	2	231	1.0
Company-operated stores total	2,835	21	20	2,825	33.2
Franchise (2)	564	23	9	589	N/A
Total	3,399	44	29	3,414	33.2
Decrease over prior year				(4.4)%	(4.3)%
__________
(1)The 89 Gap China stores that were transitioned to Baozun during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Asia excludes Gap China stores and the ending balance for Franchise includes Gap China locations transitioned during the period.
(2)The 11 Gap Italy stores that were transitioned to OVS during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes Gap Italy stores and the ending balance for Franchise includes Gap Italy stores.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales for the first quarter of fiscal 2023 decreased $201 million, or 6 percent, compared with the first quarter of fiscal 2022, driven primarily by a decrease in online sales, the transition of our Gap China business to a partnership model, and strategic store closures. Additionally, there was an unfavorable impact of foreign exchange of $35 million. The foreign exchange impact is the translation impact if net sales for the first quarter of fiscal 2022 were translated at exchange rates applicable during the first quarter of fiscal 2023.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Cost of goods sold and occupancy expenses	$2,062	$2,381
Gross profit	$1,214	$1,096
Cost of goods sold and occupancy expenses as a percentage of net sales	62.9%	68.5%
Gross margin	37.1%	31.5%
Cost of goods sold and occupancy expenses decreased 5.6 percentage points as a percentage of net sales in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022.
•Cost of goods sold decreased 6.0 percentage points as a percentage of net sales in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022, primarily driven by a decrease in air freight expenses as well as improved promotional activity. This was partially offset by commodity price increases.
•Occupancy expenses increased 0.4 percentage points as a percentage of net sales in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022, primarily driven by a decrease in online sales without a corresponding decrease in fixed occupancy expenses.

Operating Expenses

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Operating expenses	$1,224	$1,293
Operating expenses as a percentage of net sales	37.4%	37.2%
Operating margin	(0.3)%	(5.7)%
Operating expenses decreased $69 million, but increased 0.2 percentage points as a percentage of net sales in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022, primarily due to a decrease in net sales as well as the following:
•a decrease in advertising expenses;
•a gain on sale of building of $47 million; and
•a decrease in technology-related investments; partially offset by
•restructuring expenses of $71 million incurred during the first quarter of fiscal 2023 as a result of actions taken to further simplify and optimize our operating model and structure.
Interest Expense

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Interest expense	$23	$20
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes.
Income Taxes

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Income taxes	$(2)	$(54)
Effective tax rate	10.0%	25.0%
The decrease in the effective tax rate for the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022 is primarily due to changes in the amount and jurisdictional mix of pre-tax operations.

LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, our Senior Notes, and borrowings under our ABL Facility. As of April 29, 2023, we had cash and cash equivalents of approximately $1.2 billion. We hold our cash and cash equivalents across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we have issued $1.5 billion aggregate principal amount of our Senior Notes, and are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. As of April 29, 2023, the Company's outstanding borrowing under the ABL Facility was $350 million. On May 15, 2023, the Company repaid $100 million of the outstanding borrowing under the ABL Facility, which reduced the outstanding borrowing to $250 million. See Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Senior Notes and ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. As our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period, we fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. The seasonality of our operations, in addition to the impact of global economic conditions such as the uncertainty surrounding global inflationary pressures, the Russia-Ukraine crisis, and distress in global credit and banking markets, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
Our voluntary SCF program provides certain suppliers with the opportunity to sell their receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreements between our suppliers and the financial institutions and our payment terms are not impacted by whether a supplier participates in the SCF program. See Note 13 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Company's SCF program.
We believe our existing balances of cash and cash equivalents, along with our cash flows from operations, and instruments mentioned above, provide sufficient funds for our business operations as well as capital expenditures, dividends, and other liquidity requirements associated with our business operations over the next 12 months and beyond.
Cash Flows from Operating Activities
Net cash provided by operating activities was $15 million during the first quarter of fiscal 2023 compared with $362 million of net cash used for operating activities during the first quarter of fiscal 2022, primarily due to the following:
    Net Loss
•a net loss of $18 million during the first quarter of fiscal 2023 compared with a net loss of $162 million during the first quarter of fiscal 2022;
Changes in operating assets and liabilities
•an increase of $249 million related to merchandise inventory primarily due to lower inventory levels in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022;
•an increase of $234 million related to accounts payable primarily due to the timing of payments for inventory during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022; and
•an increase of $214 million related to accrued expenses and other current liabilities primarily due to lower bonus payment during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022; partially offset by
•a decrease of $418 million related to income taxes payable, net of receivables and other tax-related items, primarily due to receipt of tax refunds during the first quarter of fiscal 2022 related to fiscal 2020 net operating loss carryback claims.
Cash Flows from Investing Activities
Net cash used for investing activities was $30 million during the first quarter of fiscal 2023 compared with $105 million of net cash provided by investing activities during the first quarter of fiscal 2022, primarily due to the following:
•$76 million in net proceeds from the sale of a building during the first quarter of fiscal 2023 compared with $333 million in net proceeds from the sale of a building during the first quarter of fiscal 2022; partially offset by
•$111 million less purchases of property and equipment during the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022.

Cash Flows from Financing Activities
Net cash used for financing activities was $58 million during the first quarter of fiscal 2023 compared with $233 million of net cash provided by financing activities during the first quarter of fiscal 2022, primarily due to the following:
•$350 million in proceeds received from borrowing under the ABL Facility during the first quarter of fiscal 2022; partially offset by
•$54 million in repurchases of common stock during the first quarter of fiscal 2022 compared with no repurchases in the first quarter of fiscal 2023.
Free Cash Flow
Free cash flow is a non-GAAP financial measure. We believe free cash flow is an important metric because it represents a measure of how much cash a company has available for discretionary and non-discretionary items after the deduction of capital expenditures. We require regular capital expenditures including technology improvements as well as building and maintaining our stores and distribution centers. We use this metric internally, as we believe our sustained ability to generate free cash flow is an important driver of value creation. However, this non-GAAP financial measure is not intended to supersede or replace our GAAP results.
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	April 29, 2023	April 30, 2022
Net cash provided by (used for) operating activities	$15	$(362)
Less: Purchases of property and equipment	(117)	(228)
Free cash flow	$(102)	$(590)
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the first quarter of fiscal 2023. In May 2023, the Board authorized a dividend of $0.15 per share for the second quarter of fiscal 2023.
Share Repurchases
Certain financial information about the Company’s share repurchases is set forth in Note 8 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 28, 2023, other than those which occur in the normal course of business. See Note 10 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 28, 2023, is disclosed in our Annual Report on Form 10-K and has not significantly changed other than as noted below. See Notes 5, 6, and 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities, investments, and derivative financial instruments.
On March 27, 2023, Moody's downgraded our corporate credit rating from Ba2 to Ba3 with a negative outlook and downgraded the rating of our Senior Notes from Ba3 to B1 with a negative outlook. These reductions and any future reduction in our credit ratings could result in an increase to our interest expense on future borrowings.

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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its internal control over financial reporting following major organizational restructuring. The impact of the Plan on the Company's internal control over financial reporting will be assessed and monitored throughout the fiscal year. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Plan.

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
Item 1A.     Risk Factors.
The following risk factors appearing in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 have been updated.
Risks Related to Strategic Transactions and Investments
We may engage in or seek to engage in strategic transactions, such as acquisitions, divestitures and other dispositions, or adjust or restructure our business, all of which are subject to various risks and uncertainties, which could disrupt or adversely affect our business.
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
We have also adjusted and may further adjust our business strategies to meet changes in our business environment. For example, in 2022, we began taking steps to drive long-term improvements across our business, which include reducing open and existing corporate roles, renegotiating our advertising agency contracts, reducing technology operating costs, and rationalizing digital investments. In March 2023, we shared plans to further simplify and optimize our operating model and structure, including actions such as increasing spans of control and decreasing management layers to improve quality and speed of decision making, as well as creating a consistent organizational structure across all four brands. In connection with those actions, in April 2023, we announced a restructuring plan that includes a reduction of the Company's workforce primarily in headquarters locations. Our ability to achieve the intended benefits and projected cost savings from these actions are subject to many estimates and assumptions. For example, costs associated with these actions could be higher than anticipated, and savings associated with these actions could be lower than anticipated. In addition, these actions may impact our ability to attract and retain qualified personnel, may be distracting to our senior management and employees, and may negatively impact our business operations and reputation. These actions are also subject to execution risk and may not generate the intended benefits and projected cost savings to the extent or on the timeline as expected, and our new organizational structure and strategies could be less successful than our previous organizational structure and strategies.

Risks Relating to Our Indebtedness and Credit Profile
Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our business and financial condition.
We currently have a corporate credit rating of BB with a negative outlook from Standard & Poor's. In March 2023, Moody's downgraded our corporate credit rating from Ba2 to Ba3 with a negative outlook and downgraded the rating of our Senior Notes from Ba3 to B1 with a negative outlook. These reductions and any future reduction in our credit ratings could result in reduced access to the credit and capital markets, more restrictive covenants in future financing documents and higher interest costs, and potentially increased lease or hedging costs. In addition, market conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
There have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2019, we announced that the Board approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"), which has no expiration date. There were no shares repurchased, other than shares withheld to settle employee statutory tax withholding related to the vesting of stock units, during the 13 weeks ended April 29, 2023. The February 2019 repurchase program had $476 million remaining as of April 29, 2023.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	Letter Agreement dated February 27, 2023 by and between Sally Gilligan and the Registrant					X
10.2†	Letter Agreement dated March 20, 2023 by and between Gurmeet Singh and the Registrant					X
10.3†	2023 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.1	March 10, 2023
10.4†	2023 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 10, 2023
10.5†	2023 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.3	March 10, 2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
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

THE GAP, INC.

Date:	May 26, 2023	By	/s/ Bob L. Martin
Bob L. Martin
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 26, 2023	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)