Form 10-Q
period 2023-07-29
GAP INC
filed 2023-08-25
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 18, 2023 was 369,880,645.

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
•the impact of reductions in our credit ratings on our interest expense on future borrowings; and
•the impact of changes in internal control over financial reporting, including the impact of our restructuring plan on our internal control over financial reporting.
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

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 25, 2023. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,350	$1,215	$708
Merchandise inventory	2,226	2,389	3,135
Other current assets	663	1,013	1,106
Total current assets	4,239	4,617	4,949
Property and equipment, net of accumulated depreciation of $4,841, $4,837, and $4,950	2,595	2,688	2,809
Operating lease assets	3,113	3,173	3,532
Other long-term assets	903	908	881
Total assets	$10,850	$11,386	$12,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,406	$1,320	$1,640
Accrued expenses and other current liabilities	1,007	1,219	1,216
Current portion of operating lease liabilities	578	667	717
Income taxes payable	16	50	41
Total current liabilities	3,007	3,256	3,614
Long-term liabilities:
Revolving credit facility	150	350	350
Long-term debt	1,487	1,486	1,485
Long-term operating lease liabilities	3,433	3,517	3,857
Other long-term liabilities	510	544	560
Total long-term liabilities	5,580	5,897	6,252
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 369, 366, and 364 shares	18	18	18
Additional paid-in capital	73	27	—
Retained earnings	2,128	2,140	2,241
Accumulated other comprehensive income	44	48	46
Total stockholders’ equity	2,263	2,233	2,305
Total liabilities and stockholders’ equity	$10,850	$11,386	$12,171
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$3,548	$3,857	$6,824	$7,334
Cost of goods sold and occupancy expenses	2,215	2,527	4,277	4,908
Gross profit	1,333	1,330	2,547	2,426
Operating expenses	1,227	1,358	2,451	2,651
Operating income (loss)	106	(28)	96	(225)
Interest expense	15	21	38	41
Interest income	(17)	(1)	(30)	(2)
Income (loss) before income taxes	108	(48)	88	(264)
Income tax expense (benefit)	(9)	1	(11)	(53)
Net income (loss)	$117	$(49)	$99	$(211)
Weighted-average number of shares - basic	369	367	368	369
Weighted-average number of shares - diluted	371	367	372	369
Earnings (loss) per share - basic	$0.32	$(0.13)	$0.27	$(0.57)
Earnings (loss) per share - diluted	$0.32	$(0.13)	$0.27	$(0.57)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income (loss)	$117	$(49)	$99	$(211)
Other comprehensive income (loss), net of tax
Foreign currency translation	(3)	4	(4)	7
Change in fair value of derivative financial instruments, net of tax expense of $—, $—, $2, $2	(2)	2	6	9
Reclassification adjustment for gains on derivative financial instruments, net of (tax expense) tax benefit of $(1), $1, $(1), $—	(4)	(6)	(6)	(8)
Other comprehensive income (loss), net of tax	(9)	—	(4)	8
Comprehensive income (loss)	$108	$(49)	$95	$(203)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of April 29, 2023	368	$18	$47	$2,067	$53	$2,185
Net income for the 13 weeks ended July 29, 2023				117		117
Other comprehensive loss, net of tax
Foreign currency translation					(3)	(3)
Change in fair value of derivative financial instruments					(2)	(2)
Amounts reclassified from accumulated other comprehensive income					(4)	(4)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			21			21
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of July 29, 2023	369	$18	$73	$2,128	$44	$2,263

Balance as of April 30, 2022	369	$19	$—	$2,389	$46	$2,454
Net loss for the 13 weeks ended July 30, 2022				(49)		(49)
Other comprehensive income (loss), net of tax
Foreign currency translation					4	4
Change in fair value of derivative financial instruments					2	2
Amounts reclassified from accumulated other comprehensive income					(6)	(6)
Repurchases and retirement of common stock	(5)	(1)	(12)	(44)		(57)
Issuance of common stock related to stock options and employee stock purchase plans	—	—	8			8
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			5			5
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of July 30, 2022	364	$18	$—	$2,241	$46	$2,305

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
Net income for the 26 weeks ended July 29, 2023				99		99
Other comprehensive income (loss), net of tax
Foreign currency translation					(4)	(4)
Change in fair value of derivative financial instruments					6	6
Amounts reclassified from accumulated other comprehensive income					(6)	(6)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	13			13
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(11)			(11)
Share-based compensation, net of forfeitures			44			44
Common stock dividends declared and paid ($0.30 per share)				(111)		(111)
Balance as of July 29, 2023	369	$18	$73	$2,128	$44	$2,263

Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
Net loss for the 26 weeks ended July 30, 2022				(211)		(211)
Other comprehensive income (loss), net of tax
Foreign currency translation					7	7
Change in fair value of derivative financial instruments					9	9
Amounts reclassified from accumulated other comprehensive income					(8)	(8)
Repurchases and retirement of common stock	(9)	(1)	(51)	(59)		(111)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	15			15
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(15)			(15)
Share-based compensation, net of forfeitures			8			8
Common stock dividends declared and paid ($0.30 per share)				(111)		(111)
Balance as of July 30, 2022	364	$18	$—	$2,241	$46	$2,305
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income (loss)	$99	$(211)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	267	262
Share-based compensation	44	6
Impairment of store assets	2	3
Amortization of debt issuance costs	2	4
Non-cash and other items	28	(3)
Loss on divestiture activity	—	35
Gain on sale of building	(47)	—
Deferred income taxes	5	(11)
Changes in operating assets and liabilities:
Merchandise inventory	160	(140)
Other current assets and other long-term assets	64	17
Accounts payable	104	(292)
Accrued expenses and other current liabilities	(76)	(191)
Income taxes payable, net of receivables and other tax-related items	5	372
Other long-term liabilities	(16)	4
Operating lease assets and liabilities, net	(113)	(62)
Net cash provided by (used for) operating activities	528	(207)
Cash flows from investing activities:
Purchases of property and equipment	(199)	(406)
Net proceeds from sale of building	76	333
Net proceeds from divestiture activity	11	—
Net cash used for investing activities	(112)	(73)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350
Repayments of revolving credit facility	(200)	—
Payments for debt issuance costs	—	(6)
Proceeds from issuances under share-based compensation plans	13	15
Withholding tax payments related to vesting of stock units	(11)	(15)
Repurchases of common stock	—	(111)
Cash dividends paid	(111)	(111)
Net cash provided by (used for) financing activities	(309)	122
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	105	(167)
Cash, cash equivalents, and restricted cash at beginning of period	1,273	902
Cash, cash equivalents, and restricted cash at end of period	$1,378	$735
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$40	$38
Cash paid for income taxes during the period, net of refunds	$(20)	$(408)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of July 29, 2023 and July 30, 2022 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2023 has been derived from our audited financial statements.
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
The results of operations for the 13 and 26 weeks ended July 29, 2023 are not necessarily indicative of the operating results that may be expected for the 53-week period ending February 3, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, the Russia-Ukraine crisis, distress in global credit and banking markets, and new legislation. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, and the impairment of long-lived assets. If the global economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of July 29, 2023, restricted cash primarily included consideration that serves as collateral for certain obligations occurring in the normal course of business and our insurance obligations. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,350	$1,215	$708
Restricted cash included in other current assets	—	32	—
Restricted cash included in other long-term assets	28	26	27
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,378	$1,273	$735
Accounting Pronouncements
Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on our Condensed Consolidated Financial Statements and disclosures, based on current information.
ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring that the buyers in those programs provide additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2022, except for the rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. We adopted this ASU on January 29, 2023. See Note 13 of Notes to Condensed Consolidated Financial Statements for information regarding our supply chain finance program.
Note 2. Revenue
Disaggregation of Net Sales
We disaggregate our net sales by channel and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise or the distribution center or store from which the products were shipped.
Net sales disaggregated by channel are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Store and franchise sales	$2,387	$2,553	$4,440	$4,690
Online sales (1)	1,161	1,304	2,384	2,644
Total net sales	$3,548	$3,857	$6,824	$7,334
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended July 29, 2023
U.S. (1)	$1,777	$542	$415	$327	$11	$3,072
Canada	165	76	44	13	—	298
Europe	1	29	—	—	—	30
Asia	—	77	14	—	—	91
Other regions	18	31	7	1	—	57
Total	$1,961	$755	$480	$341	$11	$3,548

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended July 30, 2022
U.S. (1)	$1,880	$565	$460	$335	$3	$3,243
Canada	183	82	53	7	—	325
Europe	—	51	2	—	—	53
Asia	1	141	18	—	—	160
Other regions	26	42	6	2	—	76
Total	$2,090	$881	$539	$344	$3	$3,857

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended July 29, 2023
U.S. (1)	$3,436	$1,038	$789	$636	$14	$5,913
Canada	310	137	80	23	—	550
Europe	1	58	1	1	—	61
Asia	1	154	28	—	—	183
Other regions	41	60	14	2	—	117
Total	$3,789	$1,447	$912	$662	$14	$6,824

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended July 30, 2022
U.S. (1)	$3,553	$1,062	$876	$679	$6	$6,176
Canada	330	146	96	16	—	588
Europe	1	105	3	2	—	111
Asia	1	282	34	—	—	317
Other regions	46	77	12	7	—	142
Total	$3,931	$1,672	$1,021	$704	$6	$7,334
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended July 29, 2023, the opening balance of deferred revenue for these obligations was $334 million, of which $120 million was recognized as revenue during the period. For the 26 weeks ended July 29, 2023, the opening balance of deferred revenue for these obligations was $354 million, of which $191 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $327 million as of July 29, 2023.

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
Note 3. Restructuring
On April 25, 2023, the Company's management committed to a restructuring plan (the "Plan") as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan includes a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations. The actions associated with the reduction of the Company's workforce under the Plan have been substantially completed as of July 29, 2023.
In connection with the Plan, the Company incurred $13 million and $88 million in pre-tax restructuring costs during the 13 and 26 weeks ended July 29, 2023, respectively. The costs incurred in connection with the Plan are as follows:

	13 Weeks Ended July 29, 2023			26 Weeks Ended July 29, 2023
($ in millions)	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Costs	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Costs
Employee-related costs	$—	$3	$3	$4	$61	$65
Consulting and other associated costs	—	10	10	—	23	23
Total restructuring costs	$—	$13	$13	$4	$84	$88
The following table summarizes restructuring costs that will be settled with cash payments and the related liability balances as of July 29, 2023, which are primarily included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet:

($ in millions)	Employee-Related Costs	Consulting and Other Associated Costs	Total
Balance at January 28, 2023	$—	$—	$—
13 Weeks Ended April 29, 2023
Provision	62	13	75
Cash payments	—	(10)	(10)
Balance at April 29, 2023	62	3	65
13 Weeks Ended July 29, 2023
Provision	3	10	13
Cash payments	(45)	(7)	(52)
Balance at July 29, 2023	$20	$6	$26
Note 4. Income Taxes
The effective income tax rate was negative 8.3 percent for the 13 weeks ended July 29, 2023, compared with negative 2.1 percent for the 13 weeks ended July 30, 2022. The effective income tax rate was negative 12.5 percent for the 26 weeks ended July 29, 2023, compared with 20.1 percent for the 26 weeks ended July 30, 2022. The decrease in the effective tax rate for the 13 and 26 weeks ended July 29, 2023 compared with the 13 and 26 weeks ended July 30, 2022 is primarily due to tax benefits recognized from a U.S. transfer pricing settlement related to our sourcing activities and changes in the amount and jurisdictional mix of pretax earnings, partially offset by changes in valuation allowances in the prior year.

Note 5. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	July 29, 2023	January 28, 2023	July 30, 2022
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(13)	(14)	(15)
Total long-term debt	$1,487	$1,486	$1,485
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of July 29, 2023, the aggregate estimated fair value of the Senior Notes was $1.10 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
As of January 28, 2023 and July 30, 2022, the Company's outstanding borrowing under the ABL Facility was $350 million. On May 15, 2023, the Company repaid $100 million of the outstanding borrowing under the ABL Facility. On June 14, 2023, the Company repaid an additional $100 million of the outstanding borrowing under the ABL Facility. As a result, the Company's outstanding borrowing under the ABL Facility was reduced to $150 million as of July 29, 2023. The variable interest rate on the drawn amount is adjusted SOFR (calculated to include a 0.10% credit adjustment spread) plus a margin of 1.25%. The remaining borrowing was recorded in long-term liabilities on the Condensed Consolidated Balance Sheet as of July 29, 2023.
We also have the ability to issue letters of credit on our ABL Facility. As of July 29, 2023, we had $49 million in standby letters of credit issued under the ABL Facility.
Note 6. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 26 weeks ended July 29, 2023 or July 30, 2022.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	July 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	11	—	11	—
Deferred compensation plan assets	36	36	—	—
Other assets	4	—	—	4
Total	$52	$36	$12	$4
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15	$—	$15	$—
Derivative financial instruments	11	—	11	—
Deferred compensation plan assets	34	34	—	—
Other assets	4	—	—	4
Total	$64	$34	$26	$4
Liabilities:
Derivative financial instruments	$20	$—	$20	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	July 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$28	$—	$28	$—
Derivative financial instruments	27	—	27	—
Deferred compensation plan assets	41	41	—	—
Other assets	4	—	—	4
Total	$100	$41	$55	$4
Liabilities:
Derivative financial instruments	$6	$—	$6	$—
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
There were no material impairment charges recorded for long-lived assets during the 13 and 26 weeks ended July 29, 2023 or July 30, 2022.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 and 26 weeks ended July 29, 2023 or July 30, 2022.
Note 7. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are the Canadian dollar, Japanese yen, British pound, Mexican peso, New Taiwan dollar, and Euro. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Derivatives designated as cash flow hedges	$368	$441	$504
Derivatives not designated as hedging instruments	570	645	786
Total	$938	$1,086	$1,290
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	July 29, 2023	January 28, 2023	July 30, 2022
Derivatives designated as cash flow hedges:
Other current assets	$7	$9	$11
Other long-term assets	1	—	1
Accrued expenses and other current liabilities	2	5	—
Other long-term liabilities	1	—	1

Derivatives not designated as hedging instruments:
Other current assets	3	2	15
Accrued expenses and other current liabilities	6	15	5

Total derivatives in an asset position	$11	$11	$27
Total derivatives in a liability position	$9	$20	$6
The majority of the unrealized gains and losses from designated cash flow hedges as of July 29, 2023 will be recognized in income (loss) within the next 12 months at the then-current values, which may differ from the fair values as of July 29, 2023 shown above.
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
The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	13 Weeks Ended July 29, 2023		13 Weeks Ended July 30, 2022
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,215	$1,227	$2,527	$1,358

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(5)	—	(5)	—
Derivatives not designated as hedging instruments	—	10	—	(7)
Total (gain) loss recognized in net income (loss)	$(5)	$10	$(5)	$(7)

	Location and Amount of (Gain) Loss Recognized in Income (Loss)
	26 Weeks Ended July 29, 2023		26 Weeks Ended July 30, 2022
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$4,277	$2,451	$4,908	$2,651

(Gain) loss recognized in net income (loss)
Derivatives designated as cash flow hedges	(7)	—	(8)	—
Derivatives not designated as hedging instruments	—	2	—	(29)
Total (gain) loss recognized in net income (loss)	$(7)	$2	$(8)	$(29)
Note 8. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except average per share cost)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Number of shares repurchased (1)	—	5.7	—	9.4
Total cost	$—	$57	$—	$111
Average per share cost including commissions	$—	$9.99	$—	$11.77
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $476 million remaining as of July 29, 2023. All common stock repurchased is immediately retired.
Note 9. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted-average number of shares - basic	369	367	368	369
Common stock equivalents (1)	2	—	4	—
Weighted-average number of shares - diluted	371	367	372	369
_________
(1)For the 13 and 26 weeks ended July 30, 2022, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company's net loss for the periods.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 9 million and 17 million for the 13 weeks ended July 29, 2023 and July 30, 2022, respectively, and 7 million and 12 million for the 26 weeks ended July 29, 2023 and July 30, 2022, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of July 29, 2023, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of July 29, 2023, January 28, 2023, and July 30, 2022, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to July 29, 2023, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 11. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of July 29, 2023, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of July 29, 2023. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue by channel and by brand and region.
Note 12. Divestitures
On November 7, 2022, we signed agreements to transition our Gap China and Gap Taiwan ("Gap Greater China") operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact upon divestiture was not material to our results of operations for the 26 weeks ended July 29, 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
During the 13 weeks ended July 30, 2022, we received regulatory approvals to transition our Old Navy Mexico operations to a third party, Grupo Axo, to operate Old Navy Mexico stores as a franchise partner. As of July 30, 2022, the Company reclassified $73 million of assets and $35 million of liabilities for Old Navy Mexico as held for sale within other current assets and accrued expenses and other current liabilities, respectively, on the Condensed Consolidated Balance Sheet. The aggregate carrying amount of assets and liabilities classified as held for sale consisted of $49 million of net operating lease assets, $16 million of fixed assets, $8 million of inventory, and $35 million of operating lease liabilities. We measured the disposal group at its estimated fair value less costs to sell. As a result of this transaction, the Company recognized a pre-tax loss of $35 million within operating expenses on the Condensed Consolidated Statement of Operations during the 13 weeks ended July 30, 2022. On August 1, 2022, we closed the transaction and transitioned our Old Navy stores in Mexico to Grupo Axo.
On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS S.p.A. ("OVS"), to operate Gap Italy stores as a franchise partner. The impact from the transaction was not material to our results of operations for the 26 weeks ended July 30, 2022. As of July 30, 2022, the Company also reclassified certain assets as held for sale assets that were expected to be sold in the next 12 months related to our distribution center in Rugby, England. The aggregate carrying amount of the assets held for sale, primarily consisting of fixed assets, was $43 million and was recorded within other current assets on the Condensed Consolidated Balance Sheet as of July 30, 2022.

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
We may agree to side letters with participating financial institutions related to the SCF program that require us to transfer a certain amount of cash to be used as collateral for our payment obligations in a specified period. These collateral amounts, if applicable, are classified as restricted cash on our Condensed Consolidated Balance Sheets. There were no collateral amounts under the SCF program as of July 29, 2023 and July 30, 2022. The collateral amount under the SCF program was $30 million as of January 28, 2023. Additionally, our lenders under the ABL Facility who also participate in the SCF program have their related financings secured pursuant to the terms of the ABL Facility.
The Company's outstanding obligations under the SCF program were $390 million, $316 million, and $329 million as of July 29, 2023, January 28, 2023, and July 30, 2022, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

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
OVERVIEW
Financial results for the second quarter of fiscal 2023 are as follows:
•Net sales for the second quarter of fiscal 2023 decreased 8 percent compared with the second quarter of fiscal 2022.
•Online sales for the second quarter of fiscal 2023 decreased 11 percent compared with the second quarter of fiscal 2022 and store and franchise sales for the second quarter of fiscal 2023 decreased 7 percent compared with the second quarter of fiscal 2022.
•Gross profit was $1.33 billion for both the second quarters of fiscal 2023 and fiscal 2022. Gross margin for the second quarter of fiscal 2023 was 37.6 percent compared with 34.5 percent for the second quarter of fiscal 2022.
•Operating income for the second quarter of fiscal 2023 was $106 million compared with operating loss of $(28) million for the second quarter of fiscal 2022.
•The effective income tax rate for the second quarter of fiscal 2023 was negative 8.3 percent compared with negative 2.1 percent for the second quarter of fiscal 2022.
•Net income for the second quarter of fiscal 2023 was $117 million compared with net loss of $(49) million for the second quarter of fiscal 2022.
•Diluted earnings per share was $0.32 for the second quarter of fiscal 2023 compared with diluted loss per share of $(0.13) for the second quarter of fiscal 2022.
•Merchandise inventory as of the second quarter of fiscal 2023 decreased 29 percent compared with the second quarter of fiscal 2022.
On July 26, 2023, the Company announced the appointment of Richard Dickson as the Company's President and Chief Executive Officer, effective August 22, 2023. Bob L. Martin, who had also been serving as the Company's Chief Executive Officer on an interim basis, will remain as the Executive Chair of the Board.
On April 25, 2023, the Company's management committed to the Plan as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan includes a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations. The actions associated with the reduction of the Company's workforce under the Plan have been substantially completed as of July 29, 2023. In connection with the Plan, the Company incurred $13 million and $88 million in pre-tax restructuring costs during the 13 and 26 weeks ended July 29, 2023, respectively. Restructuring costs for the 13 weeks ended July 29, 2023 included employee-related costs of $3 million and consulting and other associated costs of $10 million. Restructuring costs for the 26 weeks ended July 29, 2023 included employee-related costs of $65 million and consulting and other associated costs of $23 million.
The Company is also continuing to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of July 29, 2023, we have closed, net of openings, 327 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact upon divestiture was not material to our results of operations for the 26 weeks ended July 29, 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.

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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Old Navy Global	(6)%	(15)%	(4)%	(19)%
Gap Global	(1)%	(7)%	—%	(9)%
Banana Republic Global	(8)%	8%	(8)%	16%
Athleta Global	(7)%	(8)%	(10)%	(8)%
The Gap, Inc.	(6)%	(10)%	(4)%	(12)%

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2023	26 Weeks Ended July 29, 2023		July 29, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	17	8	1,247	19.9
Gap North America	493	—	12	481	5.1
Gap Asia (1)	232	1	4	140	1.2
Banana Republic North America	419	—	11	408	3.4
Banana Republic Asia	46	3	2	47	0.2
Athleta North America	257	15	3	269	1.1
Company-operated stores total	2,685	36	40	2,592	30.9
Franchise (1)	667	101	38	864	N/A
Total	3,352	137	78	3,456	30.9
Increase (decrease) over prior year				1.9%	(6.4)%

	January 29, 2022	26 Weeks Ended July 30, 2022		July 30, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,252	16	5	1,263	20.2
Gap North America	520	2	12	510	5.4
Gap Asia	329	4	31	302	2.5
Gap Europe (2)	11	—	—	—	—
Banana Republic North America	446	2	11	437	3.7
Banana Republic Asia	50	1	—	51	0.2
Athleta North America	227	13	4	236	1.0
Company-operated stores total	2,835	38	63	2,799	33.0
Franchise (2)	564	30	14	591	N/A
Total	3,399	68	77	3,390	33.0
Decrease over prior year				(3.0)%	(3.8)%
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

Net Sales
Our net sales decreased $309 million, or 8 percent, during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, and decreased $510 million, or 7 percent, during the first half of fiscal 2023 compared with the first half of fiscal 2022. This was driven primarily by a decrease in Comp Sales, the transition of our Gap China business to a partnership model, and strategic store closures. Additionally, there was an unfavorable impact of foreign exchange for both the second quarter of fiscal 2023 and first half of fiscal 2023 of $24 million and $59 million, respectively. The foreign exchange impact is the translation impact if net sales for the prior year period were translated at exchange rates applicable during the current year period.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cost of goods sold and occupancy expenses	$2,215	$2,527	$4,277	$4,908
Gross profit	$1,333	$1,330	$2,547	$2,426
Cost of goods sold and occupancy expenses as a percentage of net sales	62.4%	65.5%	62.7%	66.9%
Gross margin	37.6%	34.5%	37.3%	33.1%
Cost of goods sold and occupancy expenses decreased 3.1 percentage points as a percentage of net sales in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022.
•Cost of goods sold decreased 4.1 percentage points as a percentage of net sales in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, primarily driven by a decrease in air freight expenses and improved promotional activity. This was partially offset by commodity price increases. Additionally, there was inventory impairment that occurred during the second quarter of fiscal 2022 as a result of delayed seasonal product due to global supply chain disruption and extended size product discontinued at stores.
•Occupancy expenses increased 1.0 percentage points as a percentage of net sales in the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, primarily driven by a decrease in Comp Sales without a corresponding decrease in fixed occupancy expenses.
Cost of goods sold and occupancy expenses decreased 4.2 percentage points as a percentage of net sales in the first half of fiscal 2023 compared with the first half of fiscal 2022.
•Cost of goods sold decreased 5.0 percentage points as a percentage of net sales in the first half of fiscal 2023 compared with the first half of fiscal 2022, primarily driven by a decrease in air freight expenses as well as improved promotional activity. This was partially offset by commodity price increases.
•Occupancy expenses increased 0.8 percentage points as a percentage of net sales in the first half of fiscal 2023 compared with the first half of fiscal 2022, primarily driven by a decrease in Comp Sales without a corresponding decrease in fixed occupancy expenses.
Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating expenses	$1,227	$1,358	$2,451	$2,651
Operating expenses as a percentage of net sales	34.6%	35.2%	35.9%	36.1%
Operating margin	3.0%	(0.7)%	1.4%	(3.1)%
Operating expenses decreased $131 million, or 0.6 percentage points as a percentage of net sales during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022, primarily due to the following:
•a decrease in advertising expenses;
•a decrease in payroll expenses primarily due to operating model and structure changes;
•a loss on divestiture activity of $35 million that occurred during the second quarter of fiscal 2022 related to the transition of the Old Navy Mexico business; and
•a decrease in technology-related investments; partially offset by
•restructuring expenses of $13 million incurred during the second quarter of fiscal 2023 as a result of actions taken to further simplify and optimize our operating model and structure.

Operating expenses decreased $200 million, or 0.2 percentage points as a percentage of net sales during the first half of fiscal 2023 compared with the first half of fiscal 2022, primarily due to the following:
•a decrease in advertising expenses;
•a gain on sale of building of $47 million that occurred during the first quarter of fiscal 2023;
•a decrease in technology-related investments; and
•a loss on divestiture activity of $35 million that occurred during the second quarter of fiscal 2022 related to the transition of the Old Navy Mexico business; partially offset by
•restructuring expenses of $84 million incurred during the first half of fiscal 2023 as a result of actions taken to further simplify and optimize our operating model and structure.
Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Interest expense	$15	$21	$38	$41
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and ABL Facility. Interest expense decreased $6 million or 29 percent during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022 and decreased $3 million or 7 percent during the first half of fiscal 2023 compared with the first half of fiscal 2022 primarily due to a benefit from the reversal of previously recognized interest expense as a result of a U.S. transfer pricing settlement related to our sourcing activities, as well as lower outstanding borrowings on the ABL Facility.
Interest Income

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Interest income	$(17)	$(1)	$(30)	$(2)
Interest income increased $16 million during the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022 and increased $28 million during the first half of fiscal 2023 compared with the first half of fiscal 2022 primarily driven by higher cash balances and higher interest rates.
Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Income taxes	$(9)	$1	$(11)	$(53)
Effective tax rate	(8.3)%	(2.1)%	(12.5)%	20.1%
The effective tax rate decreased for the second quarter of fiscal 2023 compared with the second quarter of fiscal 2022 and for the first half of fiscal 2023 compared with the first half of fiscal 2022 primarily due to tax benefits recognized from a U.S. transfer pricing settlement related to our sourcing activities and changes in the amount and jurisdictional mix of pretax earnings, partially offset by changes in valuation allowances in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, our Senior Notes, and borrowings under our ABL Facility. As of July 29, 2023, we had cash and cash equivalents of approximately $1.4 billion. We hold our cash and cash equivalents across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we have issued $1.5 billion aggregate principal amount of our Senior Notes, and are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. During the second quarter of fiscal 2023, the Company repaid $200 million of its outstanding borrowing under the ABL Facility. As a result, the Company's outstanding borrowing under the ABL Facility was reduced to $150 million as of July 29, 2023. See Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Senior Notes and ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. As our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period, we fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. The seasonality of our operations, in addition to the impact of global economic conditions such as the uncertainty surrounding global inflationary pressures, the Russia-Ukraine crisis, distress in global credit and banking markets, and new legislation, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $528 million during the first half of fiscal 2023 compared with $207 million of net cash used for operating activities during the first half of fiscal 2022, primarily due to the following:
    Net Income (Loss)
•Net income compared with net loss in prior comparable period;
Changes in operating assets and liabilities
•an increase of $396 million related to accounts payable primarily due to the timing of payments for inventory during the first half of fiscal 2023 compared with the first half of fiscal 2022; and
•an increase of $300 million related to merchandise inventory primarily due to lower inventory levels in the first half of fiscal 2023 compared with the first half of fiscal 2022; partially offset by
•a decrease of $367 million related to income taxes payable, net of receivables and other tax-related items, primarily due to receipt of tax refunds during the first half of fiscal 2022 related to fiscal 2020 net operating loss carryback claims.
Cash Flows from Investing Activities
Net cash used for investing activities increased $39 million during the first half of fiscal 2023 compared with the first half of fiscal 2022, primarily due to the following:
•$76 million in net proceeds from the sale of a building during the first half of fiscal 2023 compared with $333 million in net proceeds from the sale of a building during the first half of fiscal 2022; partially offset by
•$207 million less purchases of property and equipment during the first half of fiscal 2023 compared with the first half of fiscal 2022.

Cash Flows from Financing Activities
Net cash used for financing activities was $309 million during the first half of fiscal 2023 compared with $122 million of net cash provided by financing activities during the first half of fiscal 2022, primarily due to the following:
•$350 million in proceeds received from borrowing under the ABL Facility during the first half of fiscal 2022; and
•$200 million for repayments of borrowing under the ABL Facility during the first half of fiscal 2023; partially offset by
•$111 million in repurchases of common stock during the first half of fiscal 2022 compared with no repurchases during the first half of fiscal 2023.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	July 29, 2023	July 30, 2022
Net cash provided by (used for) operating activities	$528	$(207)
Less: Purchases of property and equipment	(199)	(406)
Free cash flow	$329	$(613)
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the second quarter of fiscal 2023. In August 2023, the Board authorized a dividend of $0.15 per share for the third quarter of fiscal 2023.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its internal control over financial reporting following major organizational restructuring. The impact of the Plan on the Company's internal control over financial reporting will be assessed and monitored throughout the fiscal year. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Plan.

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
Item 1A.     Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, other than as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2023.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2019, we announced that the Board approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"), which has no expiration date. There were no shares repurchased, other than shares withheld to settle employee statutory tax withholding related to the vesting of stock units, during the 13 weeks ended July 29, 2023. The February 2019 repurchase program had $476 million remaining as of July 29, 2023.
Item 5.     Other Information
None.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	The Gap, Inc. 2016 Long-Term Incentive Plan (as amended and restated effective May 9, 2023)	DEF 14A	1-7562	Annex A	March 29, 2023
10.2†	Letter Agreement dated July 21, 2023 by and between Richard Dickson and the Registrant	8-K	1-7562	10.1	July 26, 2023
10.3†	Form of Inducement Restricted Stock Unit Agreement with Richard Dickson	8-K	1-7562	10.2	July 26, 2023
10.4†	Form of Make-Whole Restricted Stock Unit Agreement with Richard Dickson	8-K	1-7562	10.3	July 26, 2023
10.5†	Form of Make-Whole Performance Share Agreement with Richard Dickson	8-K	1-7562	10.4	July 26, 2023
10.6†	Summary of Relocation Benefits for Richard Dickson					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
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

THE GAP, INC.

Date:	August 25, 2023	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 25, 2023	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)