Form 10-Q
period 2023-10-28
GAP INC
filed 2023-11-21
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 14, 2023 was 370,833,344.

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
•managing inventory to facilitate margin recovery and optimizing our cost structure with operational and financial rigor;
•reinvigorating our brands to drive relevance and an engaging omni-channel experience;
•creating trend-right product assortments while driving creative excellence and delivering consistent product with storytelling that excites our customers;
•rationalizing the Gap and Banana Republic store fleet;
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
•the risk that we may be unable to manage or protect our inventory effectively and the resulting impact on our gross margins, sales, and results of operations;
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
•acts of terrorism or war, including the conflict between Russia and Ukraine and the conflict in Israel, and the impact on global market stability;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 21, 2023. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,351	$1,215	$679
Merchandise inventory	2,377	2,389	3,043
Other current assets	646	1,013	1,316
Total current assets	4,374	4,617	5,038
Property and equipment, net of accumulated depreciation of $4,890, $4,837, and $4,957	2,552	2,688	2,788
Operating lease assets	3,200	3,173	3,341
Other long-term assets	926	908	833
Total assets	$11,052	$11,386	$12,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,433	$1,320	$1,388
Accrued expenses and other current liabilities	1,078	1,219	1,245
Current portion of operating lease liabilities	604	667	691
Income taxes payable	24	50	57
Total current liabilities	3,139	3,256	3,381
Long-term liabilities:
Revolving credit facility	—	350	350
Long-term debt	1,488	1,486	1,486
Long-term operating lease liabilities	3,456	3,517	3,673
Other long-term liabilities	509	544	539
Total long-term liabilities	5,453	5,897	6,048
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 371, 366, and 365 shares	18	18	18
Additional paid-in capital	93	27	16
Retained earnings	2,291	2,140	2,468
Accumulated other comprehensive income	58	48	69
Total stockholders’ equity	2,460	2,233	2,571
Total liabilities and stockholders’ equity	$11,052	$11,386	$12,000
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$3,767	$4,039	$10,591	$11,373
Cost of goods sold and occupancy expenses	2,211	2,530	6,488	7,438
Gross profit	1,556	1,509	4,103	3,935
Operating expenses	1,306	1,323	3,757	3,974
Operating income (loss)	250	186	346	(39)
Interest expense	28	22	66	63
Interest income	(28)	(4)	(58)	(6)
Income (loss) before income taxes	250	168	338	(96)
Income tax expense (benefit)	32	(114)	21	(167)
Net income	$218	$282	$317	$71
Weighted-average number of shares - basic	371	365	369	367
Weighted-average number of shares - diluted	375	366	373	370
Earnings per share - basic	$0.59	$0.77	$0.86	$0.19
Earnings per share - diluted	$0.58	$0.77	$0.85	$0.19
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$218	$282	$317	$71
Other comprehensive income, net of tax
Foreign currency translation	5	6	1	13
Change in fair value of derivative financial instruments, net of tax expense of $1, $1, $3, $3	16	31	22	40
Reclassification adjustment for gains on derivative financial instruments, net of tax benefit of $1, $—, $—, $—	(7)	(14)	(13)	(22)
Other comprehensive income, net of tax	14	23	10	31
Comprehensive income	$232	$305	$327	$102
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of July 29, 2023	369	$18	$73	$2,128	$44	$2,263
Net income for the 13 weeks ended October 28, 2023				218		218
Other comprehensive income, net of tax
Foreign currency translation					5	5
Change in fair value of derivative financial instruments					16	16
Amounts reclassified from accumulated other comprehensive income					(7)	(7)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	5			5
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(5)			(5)
Share-based compensation, net of forfeitures			20			20
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of October 28, 2023	371	$18	$93	$2,291	$58	$2,460

Balance as of July 30, 2022	364	$18	$—	$2,241	$46	$2,305
Net income for the 13 weeks ended October 29, 2022				282		282
Other comprehensive income, net of tax
Foreign currency translation					6	6
Change in fair value of derivative financial instruments					31	31
Amounts reclassified from accumulated other comprehensive income					(14)	(14)
Repurchases and retirement of common stock	(2)	—	(12)			(12)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	8			8
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(2)			(2)
Share-based compensation, net of forfeitures			22			22
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of October 29, 2022	365	$18	$16	$2,468	$69	$2,571

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
Net income for the 39 weeks ended October 28, 2023				317		317
Other comprehensive income, net of tax
Foreign currency translation					1	1
Change in fair value of derivative financial instruments					22	22
Amounts reclassified from accumulated other comprehensive income					(13)	(13)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	18			18
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(16)			(16)
Share-based compensation, net of forfeitures			64			64
Common stock dividends declared and paid ($0.45 per share)				(166)		(166)
Balance as of October 28, 2023	371	$18	$93	$2,291	$58	$2,460

Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
Net income for the 39 weeks ended October 29, 2022				71		71
Other comprehensive income, net of tax
Foreign currency translation					13	13
Change in fair value of derivative financial instruments					40	40
Amounts reclassified from accumulated other comprehensive income					(22)	(22)
Repurchases and retirement of common stock	(11)	(1)	(63)	(59)		(123)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	23			23
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(17)			(17)
Share-based compensation, net of forfeitures			30			30
Common stock dividends declared and paid ($0.45 per share)				(166)		(166)
Balance as of October 29, 2022	365	$18	$16	$2,468	$69	$2,571
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net income	$317	$71
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	394	402
Share-based compensation	64	28
Impairment of operating lease assets	—	16
Impairment of store assets	2	10
Amortization of debt issuance costs	3	5
Non-cash and other items	36	(8)
Loss on divestiture activity	—	35
Gain on sale of building	(47)	(83)
Deferred income taxes	(27)	32
Changes in operating assets and liabilities:
Merchandise inventory	(5)	(78)
Other current assets and other long-term assets	81	(34)
Accounts payable	133	(503)
Accrued expenses and other current liabilities	(11)	(123)
Income taxes payable, net of receivables and other tax-related items	50	216
Other long-term liabilities	(11)	(7)
Operating lease assets and liabilities, net	(147)	(91)
Net cash provided by (used for) operating activities	832	(112)
Cash flows from investing activities:
Purchases of property and equipment	(288)	(577)
Net proceeds from sale of buildings	76	458
Net proceeds from divestiture activity	9	—
Net cash used for investing activities	(203)	(119)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350
Repayments of revolving credit facility	(350)	—
Payments for debt issuance costs	—	(6)
Proceeds from issuances under share-based compensation plans	18	23
Withholding tax payments related to vesting of stock units	(16)	(17)
Repurchases of common stock	—	(123)
Cash dividends paid	(166)	(166)
Other	(2)	(1)
Net cash provided by (used for) financing activities	(516)	60
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(7)	(25)
Net increase (decrease) in cash, cash equivalents, and restricted cash	106	(196)
Cash, cash equivalents, and restricted cash at beginning of period	1,273	902
Cash, cash equivalents, and restricted cash at end of period	$1,379	$706
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$72	$70
Cash paid for income taxes during the period, net of refunds	$(1)	$(407)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of October 28, 2023 and October 29, 2022 and for all periods presented. The Condensed Consolidated Balance Sheet as of January 28, 2023 has been derived from our audited financial statements.
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
The results of operations for the 13 and 39 weeks ended October 28, 2023 are not necessarily indicative of the operating results that may be expected for the 53-week period ending February 3, 2024.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, acts of terrorism or war, global credit and banking markets, and new legislation. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets. If the global economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of October 28, 2023, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,351	$1,215	$679
Restricted cash included in other current assets	—	32	1
Restricted cash included in other long-term assets	28	26	26
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,379	$1,273	$706
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
Net sales disaggregated by channel are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Store and franchise sales	$2,331	$2,478	$6,771	$7,168
Online sales (1)	1,436	1,561	3,820	4,205
Total net sales	$3,767	$4,039	$10,591	$11,373
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended October 28, 2023
U.S. (1)	$1,917	$664	$398	$267	$15	$3,261
Canada	193	96	42	10	—	341
Europe	—	29	1	—	—	30
Asia	1	71	12	—	—	84
Other regions	15	27	7	2	—	51
Total	$2,126	$887	$460	$279	$15	$3,767

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended October 29, 2022
U.S. (1)	$1,936	$690	$448	$326	$4	$3,404
Canada	184	95	47	7	—	333
Europe	1	58	1	1	—	61
Asia	—	143	14	—	—	157
Other regions	16	55	7	6	—	84
Total	$2,137	$1,041	$517	$340	$4	$4,039

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
39 Weeks Ended October 28, 2023
U.S. (1)	$5,353	$1,702	$1,187	$903	$29	$9,174
Canada	503	233	122	33	—	891
Europe	1	87	2	1	—	91
Asia	2	225	40	—	—	267
Other regions	56	87	21	4	—	168
Total	$5,915	$2,334	$1,372	$941	$29	$10,591

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
39 Weeks Ended October 29, 2022
U.S. (1)	$5,489	$1,752	$1,324	$1,005	$10	$9,580
Canada	514	241	143	23	—	921
Europe	2	163	4	3	—	172
Asia	1	425	48	—	—	474
Other regions	62	132	19	13	—	226
Total	$6,068	$2,713	$1,538	$1,044	$10	$11,373
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended October 28, 2023, the opening balance of deferred revenue for these obligations was $327 million, of which $119 million was recognized as revenue during the period. For the 39 weeks ended October 28, 2023, the opening balance of deferred revenue for these obligations was $354 million, of which $227 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $315 million as of October 28, 2023.

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

Note 3. Restructuring
On April 25, 2023, the Company's management committed to a restructuring plan (the "Plan") as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan includes a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations. The actions associated with the reduction of the Company's workforce under the Plan have been substantially completed.
In connection with the Plan, the Company incurred $5 million and $93 million in pre-tax restructuring costs during the 13 and 39 weeks ended October 28, 2023, respectively. The costs incurred in connection with the Plan are as follows:

	13 Weeks Ended October 28, 2023			39 Weeks Ended October 28, 2023
($ in millions)	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Costs	Cost of Goods Sold and Occupancy Expenses	Operating Expenses	Total Costs
Employee-related costs	$—	$(1)	$(1)	$4	$60	$64
Consulting and other associated costs	—	6	6	—	29	29
Total restructuring costs	$—	$5	$5	$4	$89	$93
The following table summarizes restructuring costs that will be settled with cash payments and the related liability balances as of October 28, 2023, which are primarily included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet:

($ in millions)	Employee-Related Costs	Consulting and Other Associated Costs	Total
Balance at January 28, 2023	$—	$—	$—
13 Weeks Ended April 29, 2023
Provision	62	13	75
Cash payments	—	(10)	(10)
Balance at April 29, 2023	62	3	65
13 Weeks Ended July 29, 2023
Provision	3	10	13
Cash payments	(45)	(7)	(52)
Balance at July 29, 2023	20	6	26
13 Weeks Ended October 28, 2023
Provision	—	6	6
Adjustments	(1)	—	(1)
Cash payments	(11)	(12)	(23)
Balance at October 28, 2023	$8	$—	$8
Note 4. Income Taxes
The effective income tax rate was 12.8 percent for the 13 weeks ended October 28, 2023, compared with negative 67.9 percent for the 13 weeks ended October 29, 2022. The change in the effective tax rate for the 13 weeks ended October 28, 2023 compared with the 13 weeks ended October 29, 2022 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings, the cumulative impact of a change in the Company's estimated annual effective tax rate recognized in the prior year, and a current year tax benefit from the impact of foreign valuation allowances.
The effective income tax rate was 6.2 percent for the 39 weeks ended October 28, 2023, compared with 174.0 percent for the 39 weeks ended October 29, 2022. The change in the effective tax rate for the 39 weeks ended October 28, 2023 compared with the 39 weeks ended October 29, 2022 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings, the cumulative impact of a change in the Company's estimated annual effective tax rate recognized in the prior year, and current year tax benefits from the impact of valuation allowances and a U.S. transfer pricing settlement related to our sourcing activities.

Note 5. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	October 28, 2023	January 28, 2023	October 29, 2022
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(12)	(14)	(14)
Total long-term debt	$1,488	$1,486	$1,486
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of October 28, 2023, the aggregate estimated fair value of the Senior Notes was $1.10 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
As of January 28, 2023 and October 29, 2022, the Company's outstanding borrowing under the ABL Facility was $350 million and was recorded in long-term liabilities on the Condensed Consolidated Balance Sheet. In the second quarter of fiscal 2023, the Company repaid an aggregate of $200 million to reduce the outstanding borrowing under the ABL Facility to $150 million as of July 29, 2023. During the 13 weeks ended October 28, 2023, the Company repaid the remaining $150 million outstanding borrowing under the ABL Facility. There were no borrowings under the ABL Facility as of October 28, 2023.
We also have the ability to issue letters of credit on our ABL Facility. As of October 28, 2023, we had $49 million in standby letters of credit issued under the ABL Facility.
Note 6. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 39 weeks ended October 28, 2023 or October 29, 2022.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	October 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	34	—	34	—
Deferred compensation plan assets	31	31	—	—
Other assets	4	—	—	4
Total	$70	$31	$35	$4
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15	$—	$15	$—
Derivative financial instruments	11	—	11	—
Deferred compensation plan assets	34	34	—	—
Other assets	4	—	—	4
Total	$64	$34	$26	$4
Liabilities:
Derivative financial instruments	$20	$—	$20	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$19	$—	$19	$—
Derivative financial instruments	46	—	46	—
Deferred compensation plan assets	37	37	—	—
Other assets	4	—	—	4
Total	$106	$37	$65	$4
Liabilities:
Derivative financial instruments	$2	$—	$2	$—
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
There were no material impairment charges recorded for long-lived assets during the 13 and 39 weeks ended October 28, 2023.
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
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 and 39 weeks ended October 28, 2023 or October 29, 2022.
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
Cash Flow Hedges
We designate foreign exchange forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies as cash flow hedges. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income and is recognized into net income during the period in which the underlying transaction impacts the Condensed Consolidated Statements of Operations.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Derivatives designated as cash flow hedges	$357	$441	$491
Derivatives not designated as hedging instruments	526	645	583
Total	$883	$1,086	$1,074
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	October 28, 2023	January 28, 2023	October 29, 2022
Derivatives designated as cash flow hedges:
Other current assets	$13	$9	$25
Other long-term assets	2	—	4
Accrued expenses and other current liabilities	—	5	—
Other long-term liabilities	—	—	—

Derivatives not designated as hedging instruments:
Other current assets	19	2	17
Accrued expenses and other current liabilities	—	15	2

Total derivatives in an asset position	$34	$11	$46
Total derivatives in a liability position	$—	$20	$2
The majority of the unrealized gains and losses from designated cash flow hedges as of October 28, 2023 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of October 28, 2023 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income
	13 Weeks Ended October 28, 2023		13 Weeks Ended October 29, 2022
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,211	$1,306	$2,530	$1,323

Gain recognized in net income
Derivatives designated as cash flow hedges	(6)	—	(14)	—
Derivatives not designated as hedging instruments	—	(27)	—	(51)
Total gain recognized in net income	$(6)	$(27)	$(14)	$(51)

	Location and Amount of Gain Recognized in Net Income
	39 Weeks Ended October 28, 2023		39 Weeks Ended October 29, 2022
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$6,488	$3,757	$7,438	$3,974

Gain recognized in net income
Derivatives designated as cash flow hedges	(13)	—	(22)	—
Derivatives not designated as hedging instruments	—	(25)	—	(80)
Total gain recognized in net income	$(13)	$(25)	$(22)	$(80)
Note 8. Share Repurchases
Share repurchase activity is as follows:

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except average per share cost)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Number of shares repurchased (1)	—	1.2	—	10.6
Total cost	$—	$12	$—	$123
Average per share cost including commissions	$—	$10.20	$—	$11.59
_________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). The February 2019 repurchase program had $476 million remaining as of October 28, 2023. All common stock repurchased is immediately retired.
Note 9. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted-average number of shares - basic	371	365	369	367
Common stock equivalents	4	1	4	3
Weighted-average number of shares - diluted	375	366	373	370
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 5 million and 14 million for the 13 weeks ended October 28, 2023 and October 29, 2022, respectively, and 6 million and 14 million for the 39 weeks ended October 28, 2023 and October 29, 2022, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of October 28, 2023, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of October 28, 2023, January 28, 2023, and October 29, 2022, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to October 28, 2023, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 11. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of October 28, 2023, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through stores and online channels, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of October 28, 2023. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue by channel and by brand and region.
Note 12. Divestitures
On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS S.p.A. ("OVS"), to operate Gap Italy stores as a franchise partner. We completed the transition of our United Kingdom and Ireland online operations to a franchise partner through a joint venture with Next Plc on August 10, 2022. The impacts from these transactions upon divestiture were not material to our results of operations for the 39 weeks ended October 29, 2022.
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
On November 7, 2022, we signed agreements to transition our Gap China and Gap Taiwan ("Gap Greater China") operations to a third party, Baozun Inc. ("Baozun"), to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact upon divestiture was not material to our results of operations for the 39 weeks ended October 28, 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.

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
We may agree to side letters with participating financial institutions related to the SCF program that require us to transfer a certain amount of cash to be used as collateral for our payment obligations in a specified period. These collateral amounts, if applicable, are classified as restricted cash on our Condensed Consolidated Balance Sheets. There were no collateral amounts under the SCF program as of October 28, 2023 and October 29, 2022. The collateral amount under the SCF program was $30 million as of January 28, 2023. Additionally, our lenders under the ABL Facility who also participate in the SCF program have their related financings secured pursuant to the terms of the ABL Facility.
The Company's outstanding obligations under the SCF program were $344 million, $316 million, and $206 million as of October 28, 2023, January 28, 2023, and October 29, 2022, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

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
OVERVIEW
Financial results for the third quarter of fiscal 2023 are as follows:
•Net sales for the third quarter of fiscal 2023 decreased 7 percent compared with the third quarter of fiscal 2022.
•Online sales for the third quarter of fiscal 2023 decreased 8 percent compared with the third quarter of fiscal 2022 and store and franchise sales for the third quarter of fiscal 2023 decreased 6 percent compared with the third quarter of fiscal 2022.
•Gross profit for the third quarter of fiscal 2023 was $1.56 billion compared with $1.51 billion for the third quarter of fiscal 2022. Gross margin for the third quarter of fiscal 2023 was 41.3 percent compared with 37.4 percent for the third quarter of fiscal 2022.
•Operating income for the third quarter of fiscal 2023 was $250 million compared with operating income of $186 million for the third quarter of fiscal 2022.
•The effective income tax rate for the third quarter of fiscal 2023 was 12.8 percent compared with negative 67.9 percent for the third quarter of fiscal 2022.
•Net income for the third quarter of fiscal 2023 was $218 million compared with net income of $282 million for the third quarter of fiscal 2022.
•Diluted earnings per share was $0.58 for the third quarter of fiscal 2023 compared with diluted earnings per share of $0.77 for the third quarter of fiscal 2022.
•Merchandise inventory as of the third quarter of fiscal 2023 decreased 22 percent compared with the third quarter of fiscal 2022.
Effective August 22, 2023, Richard Dickson became the Company's President and Chief Executive Officer.
On April 25, 2023, the Company's management committed to the Plan as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan includes a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations. The actions associated with the reduction of the Company's workforce under the Plan have been substantially completed. In connection with the Plan, the Company incurred $5 million and $93 million in pre-tax restructuring costs during the 13 and 39 weeks ended October 28, 2023, respectively. Restructuring costs for the 13 weeks ended October 28, 2023 primarily included consulting and other associated costs. Restructuring costs for the 39 weeks ended October 28, 2023 included employee-related costs of $64 million and consulting and other associated costs of $29 million.
The Company is also continuing to reduce the number of Gap and Banana Republic stores in North America by approximately 350 stores from the beginning of fiscal 2020 to the end of fiscal 2023. As of October 28, 2023, we have closed, net of openings, 328 Gap and Banana Republic stores in North America since the beginning of fiscal 2020.
On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact upon divestiture was not material to our results of operations for the 39 weeks ended October 28, 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.

We are focused on the following strategic priorities in the near term:
•managing inventory to facilitate margin recovery and optimizing our cost structure with operational and financial rigor;
•reinvigorating our brands to drive relevance and an engaging omni-channel experience;
•creating trend-right product assortments while driving creative excellence and delivering consistent product with storytelling that excites our customers;
•rationalizing the Gap and Banana Republic store fleet;
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Old Navy Global	1%	(1)%	(2)%	(13)%
Gap Global	(1)%	4%	—%	(4)%
Banana Republic Global	(8)%	10%	(8)%	14%
Athleta Global	(19)%	—%	(13)%	(5)%
The Gap, Inc.	(2)%	1%	(3)%	(8)%

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2023	39 Weeks Ended October 28, 2023		October 28, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	24	11	1,251	19.9
Gap North America	493	1	14	480	5.1
Gap Asia (1)	232	1	7	137	1.2
Banana Republic North America	419	2	13	408	3.4
Banana Republic Asia	46	4	2	48	0.2
Athleta North America	257	24	7	274	1.1
Company-operated stores total	2,685	56	54	2,598	30.9
Franchise (1)	667	219	85	935	N/A
Total	3,352	275	139	3,533	30.9
Increase (decrease) over prior year				4.5%	(4.6)%

	January 29, 2022	39 Weeks Ended October 29, 2022		October 29, 2022
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America (2)	1,252	25	6	1,247	20.0
Gap North America	520	2	18	504	5.4
Gap Asia	329	4	74	259	2.2
Gap Europe (3)	11	—	—	—	—
Banana Republic North America	446	2	15	433	3.6
Banana Republic Asia	50	2	3	49	0.2
Athleta North America	227	29	5	251	1.0
Company-operated stores total	2,835	64	121	2,743	32.4
Franchise (2) (3)	564	77	39	637	N/A
Total	3,399	141	160	3,380	32.4
Decrease over prior year				(2.3)%	(3.9)%
__________
(1)The 89 Gap China stores that were transitioned to Baozun during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Asia excludes Gap China stores and the ending balance for Franchise includes Gap China locations transitioned during the period.
(2)The 24 Old Navy Mexico stores that were transitioned to Grupo Axo during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Old Navy North America excludes Old Navy Mexico stores and the ending balance for Franchise includes Old Navy Mexico stores.
(3)The 11 Gap Italy stores that were transitioned to OVS during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes Gap Italy stores and the ending balance for Franchise includes Gap Italy stores.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales
Our net sales decreased $272 million, or 7 percent, during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, and decreased $782 million, or 7 percent, during the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022. This was driven primarily by a decrease in Comp Sales, the transition of our Gap China business to a partnership model, and other strategic store closures. Additionally, there was an unfavorable impact of foreign exchange for the first three quarters of fiscal 2023 of $67 million. The foreign exchange impact is the translation impact if net sales for the prior year period were translated at exchange rates applicable during the current year period.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cost of goods sold and occupancy expenses	$2,211	$2,530	$6,488	$7,438
Gross profit	$1,556	$1,509	$4,103	$3,935
Cost of goods sold and occupancy expenses as a percentage of net sales	58.7%	62.6%	61.3%	65.4%
Gross margin	41.3%	37.4%	38.7%	34.6%
Cost of goods sold and occupancy expenses decreased 3.9 percentage points as a percentage of net sales in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022.
•Cost of goods sold decreased 4.6 percentage points as a percentage of net sales in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, primarily driven by lower commodity costs and air freight expenses, as well as improved promotional activity. Additionally, there was inventory impairment that occurred during the third quarter of fiscal 2022 as a result of the decision to discontinue the Yeezy Gap business.
•Occupancy expenses increased 0.7 percentage points as a percentage of net sales in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, primarily driven by a decrease in net sales without a corresponding decrease in fixed occupancy expenses.
Cost of goods sold and occupancy expenses decreased 4.1 percentage points as a percentage of net sales in the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022.
•Cost of goods sold decreased 4.8 percentage points as a percentage of net sales in the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022, primarily driven by a decrease in air freight expenses and improved promotional activity. Additionally, there was inventory impairment that occurred during the first three quarters of fiscal 2022 as a result of delayed seasonal product due to global supply chain disruption and extended size product discontinued at stores, and the decision to discontinue the Yeezy Gap business. This was partially offset by commodity price increases in the first half of fiscal 2023.
•Occupancy expenses increased 0.7 percentage points as a percentage of net sales in the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022, primarily driven by a decrease in Comp Sales without a corresponding decrease in fixed occupancy expenses.
Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating expenses	$1,306	$1,323	$3,757	$3,974
Operating expenses as a percentage of net sales	34.7%	32.8%	35.5%	34.9%
Operating margin	6.6%	4.6%	3.3%	(0.3)%
Operating expenses decreased $17 million, but increased 1.9 percentage points as a percentage of net sales during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, primarily due to a decrease in net sales as well as the following:
•a decrease in payroll expenses primarily due to operating model and structure changes partially offset by higher performance-based compensation; and
•a decrease in advertising expenses; partially offset by
•a gain of $83 million on sale of building during the third quarter of fiscal 2022.

Operating expenses decreased $217 million, but increased 0.6 percentage points as a percentage of net sales during the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022, primarily due to a decrease in net sales as well as the following:
•a decrease in advertising expenses;
•a decrease in technology-related investments;
•a gain on sale of building of $47 million that occurred during the first quarter of fiscal 2023;
•a decrease in payroll expenses primarily due to operating model and structure changes partially offset by higher performance-based compensation; and
•a loss on divestiture activity of $35 million that occurred during the second quarter of fiscal 2022 related to the transition of the Old Navy Mexico business; partially offset by
•restructuring expenses of $89 million incurred during the first three quarters of fiscal 2023 as a result of actions taken to simplify and optimize our operating model and structure; and
•a gain on sale of building of $83 million that occurred during the third quarter of fiscal 2022.
Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest expense	$28	$22	$66	$63
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes.
Interest Income

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest income	$(28)	$(4)	$(58)	$(6)
Interest income increased $24 million during the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 and increased $52 million during the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022 primarily due to higher cash balances and higher interest rates, as well as tax-related interest income.
Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Income taxes	$32	$(114)	$21	$(167)
Effective tax rate	12.8%	(67.9)%	6.2%	174.0%
The change in the effective tax rate for the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings, the cumulative impact of a change in the Company's estimated annual effective tax rate recognized in the prior year, and a current year tax benefit from the impact of foreign valuation allowances.
The change in the effective tax rate for the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022 is primarily due to changes in the amount and jurisdictional mix of pre-tax earnings, the cumulative impact of a change in the Company's estimated annual effective tax rate recognized in the prior year, and current year tax benefits from the impact of valuation allowances and a U.S. transfer pricing settlement related to our sourcing activities.

LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, our Senior Notes, and our ABL Facility. As of October 28, 2023, we had cash and cash equivalents of approximately $1.4 billion. We hold our cash and cash equivalents across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we have issued $1.5 billion aggregate principal amount of our Senior Notes, and are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of October 28, 2023. See Note 5 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Senior Notes and ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. As our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period, we fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. The seasonality of our operations, in addition to the impact of global economic conditions such as the uncertainty surrounding global inflationary pressures, acts of terrorism or war, global credit and banking markets, and new legislation, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $832 million during the first three quarters of fiscal 2023 compared with $112 million of net cash used for operating activities during the first three quarters of fiscal 2022, primarily due to the following:
    Net Income
•an increase in net income;
Changes in operating assets and liabilities
•an increase of $636 million related to accounts payable primarily due to the timing of payments for inventory during the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022; and
•an increase of $112 million related to accrued expenses and other current liabilities primarily due to lower bonus payments during the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022; partially offset by
•a decrease of $166 million related to income taxes payable, net of receivables and other tax-related items, primarily due to receipt of tax refunds during the first three quarters of fiscal 2022 related to fiscal 2020 net operating loss carryback claims.
Cash Flows from Investing Activities
Net cash used for investing activities increased $84 million during the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022, primarily due to the following:
•$76 million in net proceeds from the sale of a building during the first three quarters of fiscal 2023 compared with $458 million in net proceeds from the sale of buildings during the first three quarters of fiscal 2022; partially offset by
•$289 million less purchases of property and equipment during the first three quarters of fiscal 2023 compared with the first three quarters of fiscal 2022, largely due to rationalizing our technology investments.

Cash Flows from Financing Activities
Net cash used for financing activities was $516 million during the first three quarters of fiscal 2023 compared with $60 million of net cash provided by financing activities during the first three quarters of fiscal 2022, primarily due to the following:
•$350 million from the ABL Facility that was borrowed during the first three quarters of fiscal 2022 and repaid during the first three quarters of fiscal 2023; partially offset by
•$123 million in repurchases of common stock during the first three quarters of fiscal 2022 compared with no repurchases during the first three quarters of fiscal 2023.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	October 28, 2023	October 29, 2022
Net cash provided by (used for) operating activities	$832	$(112)
Less: Purchases of property and equipment	(288)	(577)
Free cash flow	$544	$(689)
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the third quarter of fiscal 2023. In November 2023, the Board authorized a dividend of $0.15 per share for the fourth quarter of fiscal 2023.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of January 28, 2023 is disclosed in our Annual Report on Form 10-K and has not significantly changed other than as noted below. See Notes 5, 6, and 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on our debt and credit facilities, investments, and derivative financial instruments.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its internal control over financial reporting following major organizational restructuring. The impact of the Plan on the Company's internal control over financial reporting has been assessed and will continue to be monitored throughout the fiscal year. See Note 3 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Plan.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2019, the Board approved a $1.0 billion share repurchase authorization, which has no expiration date. There were no shares repurchased, other than shares withheld to settle employee statutory tax withholding related to the vesting of stock units, during the 13 weeks ended October 28, 2023. The February 2019 repurchase program had $476 million remaining as of October 28, 2023.
Item 5.     Other Information
During the 13 weeks ended October 28, 2023, none of our directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On August 29, 2023, Julie Gruber, Chief Legal and Compliance Officer and Corporate Secretary, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 417,892 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 14, 2025 or when all shares under the plan are sold.
On August 28, 2023, Katrina O’Connell, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 471,700 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on August 28, 2024 or when all shares under the plan are sold.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	Amendment, dated August 17, 2023, to Letter Agreement dated August 1, 2022 by and between Bob L. Martin and the Registrant					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
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

THE GAP, INC.

Date:	November 21, 2023	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 21, 2023	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)