Form 10-K
period 2024-02-03
GAP INC
filed 2024-03-19
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2024

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
Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 28, 2023 was approximately $2 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 13, 2024 was 373,512,503.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2024 (hereinafter referred to as the “2024 Proxy Statement”) are incorporated into Part III.

Special Note on Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “project,” and similar expressions also identify forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the following:
•our strategies, plans, prospects, priorities, and expectations regarding our brands, business, industry, results, and financial condition;
•meeting the closing conditions to transfer the Gap Taiwan operations to Baozun;
•our agreements with third parties to operate stores and websites selling apparel and related products under our brand names;
•our integrated loyalty program and the expected benefits therefrom;
•pursuing technology and product innovation that supports our sustainability efforts and delivering great quality product to customers;
•investing in our business and enhancing the customer experience;
•strategically registering our trademarks, domain names, and copyrights;
•aggressively policing our intellectual property and pursuing those who infringe;
•compliance with United States and foreign laws, rules, and regulations;
•initiatives to optimize inventory levels and increase supply chain efficiency and responsiveness;
•initiatives to improve assortments and increase sell-through;
•initiatives to develop an omni-channel shopping experience and integrate our stores and digital shopping channels;
•completing construction of our distribution center in London, Ontario, Canada;
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
•the ability of our existing balances of cash and cash equivalents, cash flows from operations, and debt instruments to support our business operations and liquidity requirements;
•the importance of our sustained ability to generate free cash flow, which is a non-GAAP financial measure and is defined and discussed in more detail in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K;
•our dividend policy and the payment of our first quarter fiscal 2024 dividend;

•changes to the estimates and assumptions used to calculate our inventory valuation;
•the impact of recent accounting pronouncements on our Consolidated Financial Statements;
•the expected impact of the Pillar Two rules and ongoing monitoring of related legislative action;
•settling liability balances related to our restructuring during fiscal 2024;
•the impact of recognizing a decrease in gross unrecognized tax benefits within the next 12 months;
•recognition of unrealized gains and losses from designated cash flow hedges;
•recognition of unrecognized share-based compensation expense;
•the impact of losses due to indemnification obligations on our Consolidated Financial Statements;
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
•the overall global economic and geopolitical environment and consumer spending patterns;
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
•the risk of loss or theft of assets, including inventory shortage;
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
•the risk that changes in our business strategy or restructuring our operations may not generate the intended benefits or projected cost savings;
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
•the risk that our comparable sales and margins may experience fluctuations, that we may fail to meet financial market expectations, or that the seasonality of our business may experience fluctuations;
•the risk that our level of indebtedness may impact our ability to operate and expand our business;
•the risk that we and our subsidiaries may be unable to meet our obligations under our indebtedness agreements;
•the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets;
•evolving regulations and expectations with respect to ESG matters;
•the adverse effects of climate change on our operations and those of our franchisees, vendors and other business partners;
•natural disasters, public health crises (such as pandemics and epidemics), political crises (such as the ongoing Russia-Ukraine and Israel-Hamas conflicts), negative global climate patterns, or other catastrophic events;
•our failure to comply with applicable laws and regulations and changes in the regulatory or administrative landscape;
•the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims;
•the risk that our estimates and assumptions used when preparing the Consolidated Financial Statements are inaccurate or may change;
•the risk that changes in the geographic mix and level of income or losses, the expected or actual outcome of audits, changes in deferred tax valuation allowances, and new legislation could impact our effective tax rate, or that we may be required to pay amounts in excess of established tax liabilities;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 19, 2024, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

THE GAP, INC.
2023 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the "Company," "we," and "our") is a collection of lifestyle brands offering apparel, accessories, and personal care products for women, men, and children under the Old Navy, Gap, Banana Republic, and Athleta brands.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, Company-owned websites, and third-party arrangements. As of February 3, 2024, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. In fiscal 2022, we signed agreements with a third party, Baozun Inc. ("Baozun"), to operate Gap China and Gap Taiwan ("Gap Greater China") stores and the in-market website as a franchise partner. On January 31, 2023, the Gap China transaction closed with Baozun. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
We have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We also have licensing agreements with licensees to sell products using our brand names.
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
Old Navy.  Old Navy is a North American value apparel brand that makes on-trend fashion accessible to everyone. The brand democratizes style through its combination of on-trend product, consistent quality, and affordable pricing. Old Navy is committed to creating an accessible, frictionless, and delightful shopping experience including a fun store environment, a dynamic online channel, and convenient omni-channel capabilities. Old Navy opened its first store in 1994 in the United States and since then has expanded to more than 1,200 Company-operated stores in the U.S. and Canada, as well as franchise stores around the world.
Gap.  Founded in San Francisco in 1969, Gap is an authority on modern American style and continues to build on its heritage of championing originality. The brand includes adult apparel and accessories, GapKids, babyGap, Gap Maternity, GapBody, and GapFit collections. Gap connects with customers online, in Company-operated and franchise retail locations globally, and through licensing partnerships. Gap also serves value-conscious customers with exclusively designed collections for Gap Outlet and Gap Factory Stores.
Banana Republic.  Acquired in 1983 as a travel and adventure outfitter, Banana Republic is a premium lifestyle retailer celebrating exploration and self-expression through timeless quality, versatile fabrics, and exceptionally made womenswear, menswear, and home designs. Customers can purchase Banana Republic products globally in the brand's specialty stores, factory stores, online, and franchise stores.
Athleta.  Athleta is a premium fitness and lifestyle brand whose mission is to foster empowerment, confidence, strength, and well-being through movement. Established in 1998 and acquired by Gap Inc. in 2008, Athleta integrates technical features and innovative design across its women's and girls' collection to carry her through a life in motion, from yoga, training, and sports to everyday activities and travel.
Since 2018, Athleta has been certified as a benefit corporation ("B Corp"), furthering its commitment to using the business as a force for good to drive social and environmental impact. The Company continues to meet rigorous standards across social and environmental performance, with accountability and transparency. With this accreditation, Gap Inc. is one of the largest publicly-traded retail companies with a B Corp certified subsidiary apparel brand.

We ended fiscal 2023 with 2,562 Company-operated stores and 998 franchise store locations. For more information on the number of stores by brand and region, see the table included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. We also have an integrated loyalty program across the U.S. and Puerto Rico that aims to attract new customers and create enduring relationships by turning customers into lifelong loyalists. We are focused on increasing the lifetime value of our loyalty members through greater personalization, including leveraging first party data and increasing promotions with targeted content, offers, and experiences. Although each brand expression has a different look and feel, customers can earn and redeem rewards across all of our brands. All of our brands issue and redeem gift cards.
Product Development
We design, develop, market, and sell a wide range of apparel and accessory products reflecting a mix of basics and fashion items based on widely accepted fashion trends, striving to bring product to market quickly and provide unrivaled value to customers. We are committed to pursuing technology and product innovation that supports our sustainability efforts while also delivering great quality products to our customers. Our product teams research, test, and iterate each season to deliver the latest styles in fabrics and silhouettes that are made to last while remaining conscious of the types of materials being sourced and the suppliers they work with. We leverage feedback and purchasing data from our customer database, along with market trend insights, to guide our product and merchandising decision-making.
Marketing and Advertising
We use a variety of marketing and advertising mediums to drive brand health, customer acquisition, and engagement. We leverage our customer database and respond to shopping behaviors and needs with personalized content across email, site, and digital media to drive relevance and urgency. Our diversified media mix spans traditional to digital to social media. We focus on productivity of demand generation investments to drive increased effectiveness.

Merchandise Vendors
We purchase private label and non-private label merchandise from over 250 vendors. Our vendors have factories in about 30 countries. Our two largest vendors accounted for approximately 9 percent and 7 percent of the dollar amount of our total fiscal 2023 purchases. Of our merchandise purchased during fiscal 2023, substantially all purchases, by dollar value, were from factories outside the United States. Approximately 29 percent of our fiscal 2023 purchases, by dollar value, were from factories in Vietnam. Approximately 18 percent of our fiscal 2023 purchases, by dollar value, were from factories in Indonesia. Product cost increases or events causing disruption of imports from Vietnam, Indonesia, or other foreign countries, including the imposition of additional import restrictions or taxes, or vendors temporarily closing or potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. For additional information on risks related to our merchandise vendors, see the below sections in Item 1A, Risk Factors, of this Form 10-K.
•"Risks Related to Our Business Operations—Our business is subject to risks associated with global sourcing and manufacturing,"
•"Risks Related to Our Business Operations—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business,"
•“Risks Related to Our Business Operations—Trade matters may disrupt our supply chain,” and
•“General Risks—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.”
Seasonal Business
Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. Additionally, other macroeconomic conditions such as the uncertainty surrounding global inflationary pressures, acts of terrorism or war, global credit and banking markets, and new legislation have had and may continue to have an impact on customer behavior that could result in temporary changes in the seasonality of our business.
Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. Virtually all aspects of brand development, from product design and distribution to marketing, merchandising, and shopping environments, are controlled by Gap Inc. employees. We continue to invest in our business and enhance the customer experience through ongoing supply chain, digital, marketing, and omni-channel initiatives. For additional information on risks related to building our brands, see the section entitled “Risk Factors—Risks Related to Strategic Transactions and Investments—Our investments in customer, digital, and omni-channel shopping initiatives may not deliver the results we anticipate” in Item 1A, Risk Factors, of this Form 10-K.
Trademarks and Service Marks
We own the material trademarks used in connection with the marketing, distribution and sale of our products, domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the Old Navy, Gap, Gap Kids, babyGap, Gap Body, GapFit, Banana Republic, and Athleta trademarks and service marks, and certain other trademarks and service marks. We have obtained and continue to maintain registrations for the aforementioned marks in the United States, Canada, Mexico, the United Kingdom, the European Union, Japan, China, and numerous other countries throughout the world. In addition, we own domain names for our primary trademarks and numerous copyright registrations. We intend to continue to strategically register, both domestically and internationally, trademarks, domain names, and copyrights that we utilize today and those we develop in the future. We will continue to aggressively police our intellectual property and pursue those who infringe, both domestically and internationally. We believe the distinctive trademarks we use in connection with our products are important in building our brand image and distinguishing our products from those of others.

Franchise and Licensing
We have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta in about 40 countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We also have licensing agreements with licensees to sell products using our brand names. For additional information on risks related to our franchise and licensing business, see the below sections in Item 1A, Risk Factors, of this Form 10-K.
•“Risks Related to Strategic Transactions and Investments—Our efforts to expand internationally may not be successful,” and
•“Risks Related to Strategic Transactions and Investments—Our franchise and licensing businesses are subject to certain risks not directly within our control that could impair the value of our brands.”
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
•“Risks Related to Competition, Brand Relevance and Brand Execution—We must successfully gauge apparel trends and changing consumer preferences to succeed,"
•"Risks Related to Our Business Operations—If we are unable to manage our inventory effectively, our results of operations could be adversely affected,"
•"Risks Related to Our Business Operations—Failure to protect our inventory from loss and theft may adversely affect our results of operations," and
•“General Risks—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.”
Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. For additional information on risks related to competition, see the section entitled “Risk Factors—“Risks Related to Competition, Brand Relevance and Brand Execution—Our business is highly competitive” in Item 1A, Risk Factors, of this Form 10-K.
Human Capital
As of February 3, 2024, we had a workforce of approximately 85,000 employees. We also hire seasonal employees, primarily during the peak holiday selling season. As of February 3, 2024, approximately 83 percent of employees worked in retail locations, approximately 9 percent of employees worked in distribution centers, and approximately 8 percent of employees worked in headquarters locations. In addition, as of that date, approximately 82 percent of employees were located in the U.S. and approximately 18 percent of employees were located outside of the U.S., with a majority of those non-U.S. based employees located in Canada and Japan.
We know that in order to remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, information technology, and other functions, as well as in our stores and distribution centers. Competition for such personnel is intense. Our success is dependent to a significant degree on the continued contributions of our employees. We understand the importance of human capital and prioritize building talent; creating a culture of equality and belonging; ensuring pay equity; gathering and actioning on employee feedback; and supporting the health, wellness, and safety of our employees, customers, and communities.

Building Talent. We invest in our employees through accessible resources and structured training programs that offer opportunities for professional and personal development. Our Retail Academy for our headquarters employees combines classroom, e-learning, and experiential programming to onboard new hires, develop early talent, and provide functional and technical training. Our Rotational Management Program develops leaders across a range of functions. Full-time U.S.-based employees who have completed one year of employment receive a tuition reimbursement benefit. We also offer functional and technical training to our employees in our stores and distribution centers.
Equality and Belonging. Our Equality and Belonging Strategy leverages our people, brands, and voice to unlock opportunities and enable a culture of belonging for our teams, customers, and future generations. Within Gap Inc., we offer year-round programming, including heritage month celebrations, and opportunities for employees to participate in our Equality & Belonging Groups. We also continue to annually disclose our people data on our website (www.gapinc.com).
Pay Equity. In 2014, we were the first Fortune 500 company to announce that we pay women and men equally for equal work, and since then we have conducted internal pay equity reviews using a third-party firm.
Employee Feedback. We value our employees' feedback and use opinion surveys as a critical component of our ongoing listening strategy. We use these insights to understand what is important to our employees, to determine where we should focus our efforts, and to inform ongoing programs and strategies, all to help us create a thriving, productive work environment. We have modernized our approach to soliciting employee feedback through the use of pulse surveys on topical issues to capture data so we can understand and respond faster to employees' needs. We also collect feedback about our employees' work experience during performance reviews.
Health, Wellness and Safety. The health and safety of our employees, customers and communities is a top priority. For our employees, we provide an array of financial incentives and health, well-being and leave benefits to help them make the most of their professional and personal lives. Our store and distribution center employees are trained on safe work practices and learn procedural knowledge through on-the-job training programs that are aligned to industry and Occupational Safety & Health standards. Our internal Safety and Claims teams analyze risks and collaborate with operational leaders to understand and adjust business practices to align with emerging trends, and our Internal Audit team gauges procedural compliance at distribution centers and stores.
Human Capital Management Oversight. The Board of Directors (the "Board") and its Compensation and Management Development Committee oversee human capital management issues. The Compensation and Management Development Committee has formal oversight over the Company's policies and strategies relating to its human capital management function, including policies, processes and strategies relating to employee recruitment, retention, appraisal, and development; talent management; workplace culture and employee engagement; workforce diversity, equity, and inclusion, and any risks or goals related thereto; and the Company's general approach to broad-based compensation, benefits, workplace, and employment practices, as outlined in its charter. The Compensation and Management Development Committee regularly receives reports on talent management, succession planning, and diversity, equity, and inclusion, and engages periodically on compensation program design for all employees at all levels.
For additional information on risks related to our human capital management, see the section entitled “Risk Factors—Risks Related to Our Business Operations—Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our results of operations” in Item 1A, Risk Factors, of this Form 10-K.
Government Regulation
As a company with global operations, we are subject to the laws of the United States and the multiple foreign jurisdictions in which we operate and the rules, reporting obligations, and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules, reporting obligations, and regulations, which can change, could result in significant costs but has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods.

Available Information
We make available on our website (www.gapinc.com) under “Investors, Financial Information, SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.
Our Board of Directors Committee Charters (Audit and Finance, Compensation and Management Development, and Governance and Sustainability Committees) and Corporate Governance Guidelines are also available on our website under “Investors, Governance.” Our Code of Business Conduct is available on our website under “Investors, Corporate Compliance.” Any waivers to the Code of Business Conduct will be publicly disclosed.
Environmental, Social, Governance ("ESG")
Information about our ESG efforts is available on our website (www.gapinc.com) under "Values, Sustainability" which provides information on our public commitments, policies, social and environmental programs, sustainability strategy, and ESG data. Also available are downloads of our reporting standards and frameworks - Task Force on Climate-Related Financial Disclosures (TCFD), Sustainability Accounting Standards Board (SASB) and Global Reporting Index (GRI) - and our Annual ESG reports.
For additional information on risks related to our ESG efforts, see the section entitled “Risks Related to Sustainability and Climate Change” in Item 1A, Risk Factors, of this Form 10-K.
The information contained in, or referred to, on our website is not deemed to be incorporated into this Annual Report unless otherwise expressly noted.

Information about our Executive Officers
The following are our executive officers:
Name, Age, Position, and Principal Occupation:
Horacio Barbeito, 53, President and Chief Executive Officer, Old Navy effective August 2022; President and CEO, Walmart Canada from November 2019 to July 2022; President and CEO, Walmart Argentina and Chile from February 2015 to November 2019; and President and CEO, Walmart Argentina from February 2012 to February 2015.
Chris Blakeslee, 46, President and Chief Executive Officer, Athleta effective August 2023; President, BELLA+CANVAS and Alo Yoga from January 2020 to July 2023; and Executive Vice President, Color Image Apparel from October 2017 to December 2019.
Mark Breitbard, 56, President and Chief Executive Officer, Gap brand effective September 2020; President and Chief Executive Officer, Specialty Brands from March 2020 to September 2020; President and Chief Executive Officer, Banana Republic from May 2017 to March 2020; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; and Executive Vice President, GapKids and babyGap from 2010 to 2011.
Eric Chan, 47, Executive Vice President, Chief Business and Strategy Officer effective January 2024; Chief Financial Officer, LA Clippers from August 2018 to December 2023; Chief Operating Officer, Bouqs Company from February 2017 to August 2018; and Chief Financial Officer, Loot Crate from October 2015 to February 2017.
Richard Dickson, 55, President and Chief Executive Officer, Gap Inc. effective August 2023; President and Chief Operating Officer, Mattel, Inc. from 2015 to 2023; Chief Brands Officer, Mattel, Inc. from 2014 to 2015; and President and Chief Executive Officer, Branded Businesses of The Jones Group (now Premier Brands Group Holdings), which owned a portfolio of premier apparel, footwear, and accessories brands, from 2010 to 2014.
Sally Gilligan, 51, Executive Vice President, Chief Supply Chain and Transformation Officer effective January 2024; Chief Supply Chain, Strategy and Transformation Officer from March 2023 to January 2024; Chief Growth Transformation Officer from April 2021 to March 2023; Chief Information Officer & Head of Strategy from April 2018 to March 2021; and Senior Vice President, Product Operations and Supply Chain from 2015 to April 2018.
Julie Gruber, 58, Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary effective May 2021; Executive Vice President, Chief Legal, Compliance and Sustainability Officer, and Corporate Secretary from March 2020 to May 2021; and Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer from February 2016 to March 2020. Ms. Gruber previously held various senior roles within the Company's Legal department.
Katrina O'Connell, 54, Executive Vice President, Chief Financial Officer effective March 2020; Chief Financial Officer and Senior Vice President of Strategy & Innovation, Old Navy from January 2017 to March 2020; and Chief Financial Officer and Senior Vice President of Strategy, Banana Republic from March 2015 to January 2017. Ms. O'Connell has previously held various roles at the Company focused on both financial budgeting and forecasting for the Company's portfolio of brands, as well as roles in Supply Chain, IT, Treasury and Investor Relations.
Gurmeet Singh, 54, Chief Digital and Technology Officer effective July 2022; Chief Technology and Chief Information Officer, Big Lots Inc. from July 2021 to July 2022; Group Chief Digital Officer, Al Futtaim Group from February 2020 to July 2021; Chief Digital, Information and Marketing Officer, 7-Eleven from January 2019 to September 2019, and Chief Digital Officer and Chief Information Officer, 7-Eleven from November 2017 to January 2019.

Sandra Stangl, 56, President and Chief Executive Officer, Banana Republic effective December 2020; Co-Founder and Chief Merchant, MINE (Pearl Design Co.) from February 2019 to November 2020; Co-President, Chief Merchandising and Business Development Officer, Restoration Hardware, Inc. from December 2017 to August 2018; Co-President, New Business Development, Restoration Hardware, Inc. from May 2017 to December 2017; and President, Pottery Barn Kids and Pottery Barn Teen, Williams-Sonoma, Inc. from 2013 to January 2017.
Amy Thompson, 48, Executive Vice President, Chief People Officer effective January 2024; Chief People Officer, Mattel, Inc. from 2017 to 2023; and Chief People Officer, TOMS Shoes from 2012 to 2017. Ms. Thompson previously held several executive and leadership roles at Starbucks Coffee Company from 2006 to 2012.

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
Risks Related to Macroeconomic Conditions
Global economic conditions have and could continue to adversely affect our business, financial condition and results of operations.
Our business is affected by global economic conditions and the related impact on consumer spending worldwide. Global economic conditions have and could continue to impact our business and other businesses around the world. Some of the factors that may influence consumer spending patterns include higher unemployment levels, pandemics (such as the COVID-19 pandemic, or the resurgence of the pandemic or the emergence of new strains or variants), extreme weather conditions and natural disasters, higher consumer debt levels, inflationary pressures, recession or fear of recession, global geopolitical instability (including the ongoing Russia-Ukraine and Israel-Hamas conflicts), reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency rates and credit availability, government austerity measures, fluctuating fuel and other energy costs, fluctuating commodity prices, and general uncertainty regarding the overall future economic environment. Historically, consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty.
Deteriorating economic conditions or geopolitical instability in any of the regions in which we and our franchisees sell our products could reduce consumer confidence and adversely impact consumer spending patterns, and thereby could adversely affect our sales and results of operations, and result in changes to the assumptions and estimates used when preparing our Consolidated Financial Statements. Examples include, but are not limited to, assumptions and estimates used for inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets. In challenging and uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition and results of operations, or on the price of our common stock.
Risks Related to Competition, Brand Relevance and Brand Execution
Our business is highly competitive.
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, mass-market retailers, specialty and discount store chains, independent retail stores, and online businesses that market similar lines of merchandise. We face a variety of competitive challenges in an increasingly complex and fast-paced environment, including:
•anticipating and quickly responding to changing apparel trends and customer demands;
•attracting customer traffic both in stores and online;
•competitively pricing our products and achieving customer perception of value;
•maintaining favorable brand recognition and effectively marketing our products to customers in diverse market segments and geographic locations;

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
Our success is largely dependent upon our ability to gauge the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. Transportation shortages, factory closures, labor shortages, port congestion and other supply chain disruptions have in the past and may in the future lead to prolonged delays in receiving inventory. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, or fail to execute trends and deliver products to the market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our margins and results of operations.
We must maintain our reputation and brand image.
Our brands have wide recognition, and the success of our business depends in large part on our ability to maintain, enhance and protect our brand image and reputation and our customers’ connection to our brands. We must also adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Even if we react appropriately to negative posts or comments about us or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Customer sentiment could also be shaped by our partnerships with artists, athletes and other public figures, as well as our sustainability policies and related sourcing and operations decisions. Failure to maintain, enhance and protect our brand image could adversely affect our business and results of operations.
Risks Related to Our Business Operations
If we are unable to manage our inventory effectively, our results of operations could be adversely affected.
Fluctuations in the global apparel retail markets impact the levels of inventory maintained by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the applicable selling season and frequently before apparel trends are confirmed by customer purchases. Transportation shortages, factory closures, labor shortages, port congestion and other supply chain disruptions may lead to prolonged delays in receiving inventory. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, including due to the impact of current macroeconomic conditions on consumer demand, too much inventory may cause excessive markdowns and, therefore, lower-than-planned gross margins. We could also be required to take significant impairment charges on delayed or unproductive inventory, which we experienced in 2022. Conversely, if we underestimate or are unable to satisfy consumer demand for our products, we may experience inventory shortages, which could result in lower than anticipated sales, delayed shipments to customers and negative impacts on consumer relationships and brand loyalty. Any of these risks could adversely affect our results of operations.
We have strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including vendor fabric platforming, product testing, and in-season response to demand. We are also developing additional capabilities to analyze customer behavior and demand, which we believe will allow us to better localize assortment and improve store-level allocations to further tailor our assortments to customer needs and increase sell-through. These capabilities involve changes to our inventory management systems and processes. If we are unable to implement these initiatives and integrate these additional capabilities successfully, we may not realize the return on our investments that we anticipate, and our results of operations could be adversely affected.
Failure to protect our inventory from loss and theft may adversely affect our results of operations.
Risk of loss or theft of assets, including inventory shortage, is inherent in the retail business. Loss may be caused by error or misconduct of employees, customers, vendors or other third parties including through organized retail crime and professional theft, which may be further impacted by macroeconomic factors, including the enforcement environment. Our inability to effectively prevent or minimize the loss or theft of assets, or to effectively reduce, or to accurately predict and accrue for the impact of those losses, could adversely affect our results of operations.
Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our results of operations.
The loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could adversely affect our business. We made significant changes to our executive leadership team in recent years, including hiring a new President and Chief Executive Officer in 2023. The failure to successfully transition and assimilate key employees, including our new CEO, the effectiveness of our leaders, and any further transitions could adversely affect our results of operations.
Our business and future success depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, executing strategic initiatives may require us to hire and develop employees with appropriate and specialized experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high. Furthermore, we have experienced a shortage of labor for field and distribution center positions, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel for these and other positions in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates and competitive wage pressures, minimum wage legislation, and overtime and paid leave regulations.
In addition, there has been an increase in workers exercising their right to form or join a union, both generally and in the retail industry, and the U.S. National Labor Relations Board (NLRB) has issued decisions making it easier for employees to organize. Although none of our U.S. and Canadian employees are currently covered by collective bargaining agreements, we have experienced union organizing activity from time to time, and there can be no assurance that our employees will not elect to be represented by labor unions in the future. If a significant portion of our work force were to become unionized, our culture and operating model could change and our labor costs could increase. Our responses to any union organizing efforts could also impact how our Company and brands are perceived by customers and employees.
Traditional geographic competition for talent has changed as a result of the shift to remote work. If our employment proposition is not perceived as favorable compared to other companies, including due to our requirements or expectations about when or how often certain employees work on-site or remotely, it could negatively impact our ability to attract and retain our employees.

If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, or if changes to our organizational structure or business model adversely affect morale or retention, we may not achieve our objectives and our business could be adversely affected.
Our business is subject to risks associated with global sourcing and manufacturing.
Independent third parties manufacture all of our products for us. As a result, we are directly impacted by increases in the cost of those products.
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods and products, as well as our quality control, environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. Any delays, interruptions, or increased costs in the manufacture of our products could impact our ability to source product and result in lower than anticipated sales.
A large portion of our global sourcing comes from a few specific countries. For example, in fiscal 2023, approximately 29 percent and 18 percent of our merchandise, by dollar value, was purchased from factories in Vietnam and Indonesia, respectively. Delays in production and added costs in these countries have in the past and may in the future adversely affect our results of operations.
Because independent vendors manufacture virtually all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Increases in transportation costs or delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, port and infrastructure congestion, public health crises, social unrest, changes in local economic conditions, political upheavals, or other factors, and costs and delays associated with transitioning between vendors, could adversely affect our results of operations. Attacks on cargo ships in the Red Sea, catalyzed by the Israel-Hamas conflict, have disrupted Red Sea shipping lanes and may continue to disrupt global trade flows and impact shipping capacity. Operating or manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which have in the past and may in the future adversely affect our gross margins. In addition, the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products (including due to inflationary pressures, geopolitical instability, or regulation of energy inputs and greenhouse gas emissions) could adversely affect our gross margins.
If our vendors, or any raw material suppliers on which our vendors rely, suffer prolonged manufacturing or transportation disruptions due to pandemics and public health crises, extreme weather conditions and natural disasters, geopolitical instability, or other unforeseen events, our ability to source product could be adversely impacted which would adversely affect our sales and results of operations.
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

Trade matters may disrupt our supply chain.
Our operations are subject to complex trade and customs laws, regulations and tax requirements. The countries in which our products are manufactured or imported, or may be manufactured or imported in the future, may from time to time impose duties, tariffs, or other restrictions on our imports or adversely change existing restrictions. For example, the United States has imposed tariffs and bans on goods imported from China (such as the Uyghur Forced Labor Prevention Act). The current political landscape, including with respect to United States-China relations, has introduced greater uncertainty with respect to future tax and trade policy. We are unable to determine the impact that changes in tax and trade policy could have on our global sourcing operations. Our sourcing operations could also be adversely affected by geopolitical and financial instability in our sourcing countries, as well as U.S. or foreign labor strikes, work stoppages, or boycotts, resulting in the disruption of trade from our sourcing countries, significant fluctuations in the value of the U.S. dollar against foreign currencies, restrictions on the transfer of funds, or other trade disruptions. Changes in tax and trade policy, such as the imposition of new duties or tariffs on imported products, or disruptions to our sourcing operations in our sourcing countries, could increase the cost or reduce the supply of apparel available to us and adversely affect our business and results of operations.
The global market for real estate is competitive.
Our ability to effectively obtain real estate to open new stores, distribution centers, and corporate offices nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification or termination of an existing store lease. Beginning in fiscal 2020 through the end of fiscal 2023, we closed, net of openings, 344 Gap and Banana Republic stores in North America. Failure to secure adequate new locations, successfully modify or exit existing locations, or effectively manage the profitability of our existing fleet of stores, could adversely affect our results of operations.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties within the United States and internationally. This could impact the quality of our decisions to enter into leases, exercise lease options or renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, and could adversely affect our financial condition or results of operations.
Risks Related to Strategic Transactions and Investments
We have and may continue to engage in or seek to engage in strategic transactions, such as acquisitions, partnerships, divestitures and other dispositions, that are subject to various risks and uncertainties and which could disrupt or adversely affect our business.
We have and may continue to engage in or seek to engage in strategic transactions, such as acquisitions, partnerships, divestitures or other dispositions. In recent years, we transferred our European, Mexico and China businesses to a partnership model, and are awaiting regulatory approvals to transfer our Taiwan business. We also divested our Janie and Jack and Intermix brands and acquired two technology companies.
We may not be able to complete strategic transactions on anticipated terms or time frames or at all, and such transactions may not generate some or all of the expected strategic, financial, operational or other benefits if and when completed on such anticipated time frames or at all. In addition, these transactions may be complex in nature, and unanticipated developments or changes, including changes in law, the macroeconomic environment, market conditions, the retail industry or political conditions may affect our ability to complete such transactions. In addition, the process of completing these transactions may be time-consuming and involve considerable costs and expenses, which may be significantly higher than what we anticipate and may not yield a benefit if the transactions are not completed successfully. Executing these transactions may require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect our results of operations. We may also experience increased difficulties in attracting, retaining and motivating employees and/or attracting and retaining customers during the pendency or following the completion of any of these transactions, which could harm our business.
Changes in our business strategy or restructuring our operations may not generate the intended benefits or projected cost savings we anticipate.
We have and may continue to adjust our business strategies or restructure our operations to meet changes in our business environment. In 2022, we began taking steps to drive long-term improvements across our business, which included reducing open and existing corporate roles, renegotiating our advertising agency contracts, reducing technology operating costs, and rationalizing digital investments. In March 2023, we shared plans to further simplify and optimize our operating model and structure, including actions such as increasing spans of control and decreasing management layers to improve quality and speed of decision making, as well as creating a consistent organizational structure across our brands. In connection with those actions, in April 2023, we announced a restructuring plan that included a reduction of the Company’s workforce primarily in headquarters locations. As of the first half of fiscal 2023, the reduction of the Company’s workforce under the restructuring plan was substantially completed.
Our ability to achieve the intended benefits and projected cost savings from these actions are subject to many estimates and assumptions. For example, savings associated with these actions could be lower than anticipated. These actions are also subject to execution risk and may not generate the intended benefits and projected cost savings to the extent or on the timeline as expected, and our new organizational structure and strategies could be less successful than our previous organizational structure and strategies.
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
We have entered into franchise agreements to operate stores and websites in many countries around the world. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We have also entered into licensing agreements to sell products using our brand names. The effect of these arrangements on our business and results of operations is uncertain and will depend upon various factors, including the demand for our products in international markets, the demand for new product categories and our ability to successfully identify appropriate third parties to act as franchisees, licensees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as franchisee and licensee financial stability and the ability of these third parties to meet their projections regarding store locations, store openings, and sales. Additionally, certain of our franchisees have in the past and may in the future be unable to make payments to landlords, distributors and suppliers, as well as payments to service any debt they may have outstanding, including to us. We have also provided loan guarantees to various lenders on behalf of certain franchisees, and have guaranteed or are contingently liable for certain franchisees' leases. These arrangements could have an adverse effect on our liquidity and results of operations.

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
Risks Related to Data Privacy and Cybersecurity
We are subject to data and security risks, which could adversely affect our operations and consumer confidence in our security measures or result in liability.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. The secure operation of our networks and systems, and those of our business partners, suppliers and third-party service providers, including those on which this type of information is stored, processed and maintained is critical to our business operations. These networks and systems are subject to an increasing threat of continually evolving data and security risks, which we must manage.
Security breaches and vulnerabilities impacting our systems and those of our business partners and third-party service providers could cause harm to our systems or compromise data stored on our networks or those of our business partners and third-party service providers, and could expose us to remedial, legal and other costs which could be material. The retail industry, in particular, has been the target of recent cyberattacks. Our efforts to take appropriate measures to safeguard our information security and privacy environment from security breaches and vulnerabilities, and to train our employees to identify security threats as part of our security efforts, vary in maturity across our business. The constantly changing nature of the cyber threats landscape means that we are not able to anticipate or prevent all types of cyberattacks, and our logging processes may not be sufficient to fully investigate a cyberattack. Additionally, as cybercriminals become more sophisticated, the cost of proactive defensive measures continues to increase. Like our peers, we have been targeted by cyberattacks, which in some cases have been successful.
Actual or anticipated cyberattacks and vulnerabilities may disrupt or impair our operations, and may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in technological capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transactions and other data being more easily breached or compromised. Measures we implement to protect against cyberattacks and address vulnerabilities may also have the potential to impact our customers’ shopping experience or decrease activity on our websites by making them more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.

The global regulatory environment surrounding data privacy and cybersecurity is increasingly demanding, and we are required to comply with new and constantly evolving laws, such as various state-level privacy laws in the United States and international laws such as the General Data Protection Regulation in the European Union and United Kingdom, which give consumers the right to control how their personal information is collected, used, shared and retained. Our failure to comply with these and other data privacy laws or to secure personal or confidential information could result in significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could adversely affect our results of operations and our reputation.
Failures of, or updates or changes to, our IT systems may disrupt operations.
We maintain a complex technology platform consisting of both legacy and modern systems, and we also increasingly rely on third-party service providers for public cloud infrastructure that powers our e-commerce platform and other systems. Our owned and operated systems require continual maintenance, upgrades and changes, some of which are significant. Upgrades may involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. We are aware of the inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions. We may not successfully maintain or launch these systems as planned or implement them without disruptions to our operations. IT system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could disrupt our operations and adversely affect our results of operations. As we continue to move to their platforms, our reliance on third-party systems means that any downtime or security issues they experience poses a greater risk of a single point of failure. Any failure by our third-party service providers could disrupt our operations and adversely affect our results of operations.
Financial Risks
Reductions in income and cash flow from our credit card arrangement related to our private label and co-branded credit cards could adversely affect our results of operations and financial condition.
A third party, Barclays Bank Delaware ("Barclays"), currently issues and services our portfolios of private label credit card and co-branded credit card programs for our Gap, Old Navy, Banana Republic and Athleta brands. Our agreement with Barclays provides for certain payments to be made by Barclays to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Barclays is dependent upon a number of factors, including the level of sales on private label and co-branded accounts, the level of balances carried on the accounts, payment rates on the accounts, finance charge rates and other fees on the accounts, the level of credit losses for the accounts, Barclay’s ability to extend credit to our customers, as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking, and consumer protection laws. For example, the U.S. Consumer Financial Protection Bureau (“CFPB”) recently capped credit card fees for late payments. The factors affecting the income and cash flow that we receive from our credit card arrangement can also vary based on a variety of economic, legal, social, and other factors that we cannot control. If the income and cash flow that we receive from our credit card arrangement decreases significantly, our results of operations and financial condition could be adversely affected.
Our business is exposed to the risks of foreign currency exchange rate fluctuations and our hedging strategies may not be effective in mitigating those risks.
We are exposed to foreign currency exchange rate risk with respect to our sales, operating expenses, profits, assets, and liabilities generated or incurred in foreign currencies as well as inventory purchases in U.S. dollars for our foreign subsidiaries. Fluctuations in foreign currency exchange rates could impact consumer spending or adversely affect the profitability of our foreign operations or those of our franchisees and licensees. Global economic and geopolitical uncertainty, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, have in the past and may in the future result in volatility in foreign exchange rates. Financial instruments that we use to hedge certain foreign currency risks may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and results of operations.

We experience fluctuations in our comparable sales and margins, which could adversely affect the market price of our common stock, our credit ratings and our liquidity.
Our success depends in part on our ability to grow sales and improve margins. A variety of factors affect comparable sales and margins, including but not limited to apparel trends, competition, current economic conditions (including due to macroeconomic pressures and geopolitical instability), the timing of new merchandise releases and promotional events, changes in our merchandise mix, the success of our marketing programs (including our loyalty program), supply chain disruptions and transitory costs, foreign currency fluctuations, industry traffic trends, and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from financial market expectations. Our comparable sales, including the associated comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. Over the past five fiscal years, our reported annual comparable sales have ranged from a high of 6 percent in fiscal 2021 to a low of of negative 7 percent in fiscal 2022. As a result of the extensive temporary store closures during the first quarter of fiscal 2020 due to the COVID-19 pandemic, comparable sales are not a meaningful metric for fiscal 2020 and are excluded from this range. Over the past five fiscal years, our reported gross margins have ranged from a high of 39.8 percent in fiscal 2021 to a low of 34.1 percent in fiscal 2020. In addition, over the past five fiscal years, our reported operating margins have ranged from a high of 4.9 percent in fiscal 2021 to a low of negative 6.2 percent in fiscal 2020.
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
We have a secured asset-based revolving credit agreement (the "ABL Facility") which has a borrowing capacity of $2.2 billion. We have also issued $1.5 billion aggregate principal amount of Senior Notes due 2029 and 2031 (the “Senior Notes”), which remain outstanding. As a result, we are subject to risks relating to our indebtedness.
As of February 3, 2024, the aggregate principal amount of our total outstanding indebtedness was $1.5 billion under the Senior Notes. As of February 3, 2024, we had $2.2 billion in principal amount of undrawn commitments available for additional borrowings under the ABL Facility, subject to borrowing base availability.
Our level of indebtedness could impact our business in the following ways:
•make it more difficult for us to satisfy our debt obligations, including with respect to the Senior Notes and ABL Facility;
•increase our vulnerability to general adverse economic and external conditions;
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
We may be required to dedicate a substantial portion of cash flows from operations to the payment of principal and interest under our indebtedness. For example, in 2023 we repaid our $350 million outstanding borrowing under the ABL Facility. We generated net cash from operating activities of $1,532 million in fiscal 2023 and ended fiscal 2023 with $1,873 million of cash and cash equivalents on our balance sheet.
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
Compliance with these and the other covenants in the ABL Facility may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in strategic transactions. We cannot assure you that we will be able to comply with our financial or other covenants under the ABL Facility or that any covenant violations would be waived in the future. Any violation that is not waived could result in an event of default and, as a result, our lenders under the ABL Facility could declare all outstanding principal and interest to be due and payable, could suspend commitments to make any advances or could require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could adversely affect our business, financial condition and results of operations.

Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our business and financial condition.
We currently have corporate credit ratings of BB with a negative outlook from Standard & Poor's and Ba3 with a negative outlook from Moody’s. Any reduction in our credit ratings could result in reduced access to the credit and capital markets, more restrictive covenants in future financing documents and higher interest costs, and potentially increased lease or hedging costs. In addition, market conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
Risks Related to Sustainability and Climate Change
Our business is subject to evolving regulations and expectations with respect to environmental, social and governance (“ESG”) matters that could expose us to numerous risks.
Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives, including design, sourcing and operations decisions, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently approved climate-related reporting requirements and sustainability reporting requirements in the European Union. We may also communicate certain ESG-related initiatives and goals in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of our disclosures. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial condition and results of operations could be adversely affected.
Climate change may have an adverse impact on our business.
There are inherent climate-related risks wherever business is conducted. Our properties and operations, and those of our franchisees, vendors and other business partners, may be vulnerable to the adverse effects of climate change, which may include an increase in the frequency and severity of weather conditions and other natural cycles such as wildfires and droughts and shifts in climate patterns. The physical changes prompted by climate change could result in increased regulation or changes in consumer preferences and spending patterns. Such events have the potential to disrupt our operations and those of our franchisees, vendors and other business partners, cause store and factory closures, and impact our customers, employees and workers in our supply chain, all of which may adversely affect our business.
General Risks
Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, wildfires, and other extreme weather conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events or disasters occurring in or impacting the areas in which our stores, distribution centers, corporate offices or our vendors’ manufacturing facilities are located, whether occurring in the United States or internationally, could disrupt our, our franchisees' and our vendors' operations. Our disaster recovery and business continuity planning may not be sufficient in all instances to mitigate the impact of such catastrophic events.
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
Several military conflicts are taking place around the world which may adversely affect our business. The ongoing conflicts between Russia and Ukraine and Israel and Hamas have caused and may continue to cause instability and disruption in global markets. The potential impact of these conflicts and any resulting bans, sanctions and boycotts on our business is uncertain at the current time due to the fluid nature of these conflicts as they are unfolding in real-time. The potential impacts could include supply chain and logistics disruptions, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We do not and cannot know if these conflicts could escalate and result in broader economic and security concerns which could adversely affect our business, financial condition or results of operations.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
Safeguarding our information systems as well as the information that we receive and store about our customers, employees, vendors and others is a priority for Gap Inc. We maintain a cybersecurity program with technical and organizational safeguards that is designed to identify, assess, manage, mitigate and respond to cybersecurity threats, including threats associated with the use of third-party systems. The program leverages our overall enterprise risk management (“ERM”) processes. Cybersecurity risk management processes are also embedded within our operating procedures, internal controls and information systems.
Annually, employees receive cybersecurity training, and we provide additional targeted cybersecurity awareness and education activities throughout the year. In partnership with external consultants, we periodically conduct “tabletop” exercises with management and members of our Information Security, Information Technology and Privacy teams during which we simulate real-life cybersecurity incident scenarios to assess our preparedness, test our incident response plans and highlight potential areas for improvement. Audits of our cybersecurity risk management processes are conducted periodically in order to test the effectiveness of controls designed to prevent and respond to cyberattacks at different levels within Gap Inc. In addition, we maintain cybersecurity risk insurance.
Our Information Security and Information Technology teams manage and monitor our cybersecurity environment. These teams track cybersecurity incidents across Gap Inc., our vendors and third-party service providers to remediate and resolve incidents. Incidents are escalated as appropriate based on a risk assessment framework, including as needed to senior management. Gap Inc.’s Privacy team is involved to the extent data privacy concerns are implicated. We maintain incident response plans to coordinate activities taken to respond to and remediate cybersecurity incidents. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and senior management makes final materiality determination and disclosure decisions.
Our cybersecurity risk management processes are based on industry-recognized standards. We partner with leading cybersecurity companies to leverage third-party technology and expertise, and we engage with these partners to support monitoring and maintaining the performance and effectiveness of controls implemented in our environment.
To date, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see “Risks Related to Data Privacy and Cybersecurity” in Item 1A, Risk Factors, of this Form 10-K.
Governance
Gap Inc.’s Chief Information Security Officer (“CISO”) oversees the cybersecurity program. The CISO reports to the Chief Digital & Technology Officer (“CDTO”) and is responsible for assessing and maintaining the Company’s cybersecurity risk management processes. The CISO informs senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO, CDTO, and members of the Information Security, Information Technology and Privacy teams have broad experience and expertise in selecting, deploying and operating cybersecurity technologies, initiatives and processes around the world. Information about our executive officers’ work experience, including our CDTO, is included in “Information about our Executive Officers” in Item 1, Business, of this Form 10-K.
Our Board understands the importance of maintaining a robust and effective cybersecurity program. The Audit and Finance Committee of the Board oversees the Company’s cybersecurity program as well as risk exposures and steps taken by management to monitor and mitigate cybersecurity risks. The CISO and/or CDTO provide a quarterly update on the cybersecurity program, on an alternating basis to the Audit and Finance Committee or the full Board.

Our Internal Audit department facilitates an annual ERM assessment that is designed to gather information regarding key enterprise risks, emerging risks, critical risk events, and key third-party dependencies that could impact our objectives and strategies. The Internal Audit department partners with our Information Security, Information Technology and Privacy teams to gather information about risks related to cybersecurity threats. The ERM assessment is presented to the Board and provides the foundation for the annual Internal Audit plan, management’s monitoring and risk mitigation efforts, and ongoing Board-level oversight. On a quarterly basis, Gap Inc.’s Chief Audit Executive updates the Audit and Finance Committee on the Internal Audit plan and any updates to the Company’s enterprise risk profile, including identified cybersecurity risks.
Item 2. Properties.
As of February 3, 2024, we had 2,562 Company-operated stores in the United States, Canada, Japan, and Taiwan, which totaled approximately 30.6 million square feet. Almost all of these stores are leased, typically with one or more renewal options after the initial term. Terms vary by type and location of store.
We own approximately 0.8 million square feet of corporate office space located in: San Francisco, Pleasanton, and Rocklin, California. We lease approximately 0.5 million square feet of corporate office space located in: San Francisco, California; New York, New York; Albuquerque, New Mexico; and Hyderabad, India. We also lease regional offices in North America and in various international locations. We own approximately 9.6 million square feet of distribution space located in: Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Longview, Texas. We also have a distribution center in construction in London, Ontario, Canada with estimated occupancy in fiscal 2025. We lease approximately 0.5 million square feet of distribution space located in: Phoenix, Arizona; and Erlanger and Hebron, Kentucky. Third-party logistics companies provide logistics services to us through distribution warehouses in: Chiba, Japan; Hong Kong, China; and New Taipei City, Taiwan. We also use a number of distribution facilities located globally that are leased and operated by third-party logistics providers related to our franchise business.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our stock is traded is the New York Stock Exchange under the symbol "GPS". Our website is www.gapinc.com. The number of holders of record of our stock as of March 13, 2024 was 5,394.
The Company has paid dividends on a quarterly basis and expects to continue to do so, subject to approval by the Board. Additional dividend information can be found in Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In February 2019, the Board approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"), which has no expiration date. There were no shares repurchased, other than shares withheld to settle employee statutory tax withholding related to the vesting of stock units, during the 14 weeks ended February 3, 2024. The February 2019 repurchase program had $476 million remaining as of February 3, 2024.

Stock Performance Graph
The graph below compares our cumulative total stockholder return on our common stock for the five-year period ended February 3, 2024, with the cumulative total returns of (i) the S&P 500 Index and (ii) the Dow Jones U.S. Apparel Retailers Index. The total stockholder return for our common stock assumes reinvestment of any dividends paid.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 2/2/2019)

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
02/02/19
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
The Gap, Inc.
S&P 500
Dow Jones U.S. Apparel Retailers

Total Return Analysis

	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
The Gap, Inc.	$100.00	$73.30	$85.25	$76.56	$60.21	$95.36
S&P 500	$100.00	$121.68	$142.67	$175.90	$161.45	$195.06
Dow Jones U.S. Apparel Retailers	$100.00	$111.46	$119.16	$131.90	$144.08	$161.22
Source: Research Data Group, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
We are a collection of lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of February 3, 2024, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. Our products are available to customers online through Company-owned websites and through third-party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores to further enhance our shopping experience for our customers. Our omni-channel services, including buy online pick-up in store, order-in-store, find-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, are tailored uniquely across our collection of brands. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
Overview
Financial results for fiscal 2023 are as follows:
•Net sales for fiscal 2023 decreased 5 percent to $14.9 billion compared with $15.6 billion for fiscal 2022.
•Store and franchise sales for fiscal 2023 decreased 3 percent compared with fiscal 2022 and online sales for fiscal 2023 decreased 7 percent compared with fiscal 2022.
•Gross profit for fiscal 2023 was $5.8 billion compared with $5.4 billion for fiscal 2022. Gross margin for fiscal 2023 was 38.8 percent compared with 34.3 percent for fiscal 2022.
•Operating income for fiscal 2023 was $560 million compared with operating loss of $(69) million for fiscal 2022.
•Effective tax rate for fiscal 2023 was 9.7 percent compared with negative 45.3 percent for fiscal 2022.
•Net income for fiscal 2023 was $502 million compared with net loss of $(202) million for fiscal 2022.
•Diluted earnings per share was $1.34 for fiscal 2023 compared with diluted loss per share of $(0.55) for fiscal 2022.
•Merchandise inventory as of the fourth quarter of fiscal 2023 decreased 16 percent compared with the fourth quarter of fiscal 2022.
Fiscal 2023 consisted of 53 weeks versus 52 weeks in fiscal 2022. Net sales and operating results, as well as other metrics derived from the Consolidated Statement of Operations, include the impact of the additional week; however, the comparable sales calculation excludes the 53rd week.
Effective August 22, 2023, Richard Dickson became the Company's President and Chief Executive Officer. Bob L. Martin, who had been serving as the Company's Chief Executive Officer on an interim basis, remained as the Executive Board Chair until October 28, 2023, when he transitioned to a non-employee Board Chair role.
On April 25, 2023, the Company's management committed to a restructuring plan (the "Plan") as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan included a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations. The actions associated with the reduction of the Company's workforce under the Plan were substantially completed in the first half of fiscal 2023. In connection with the Plan, the Company incurred $93 million in pre-tax restructuring costs during fiscal 2023, which included employee-related costs of $64 million and consulting and other associated costs of $29 million. These restructuring costs were primarily recorded within operating expenses on the Consolidated Statement of Operations.

The Company has also completed its initiative of rationalizing the Gap and Banana Republic store fleet by closing, net of openings, 344 Gap and Banana Republic stores in North America from the beginning of fiscal 2020 to the end of fiscal 2023. The majority of the selected stores had leases that expired between these fiscal years, which allowed us to exit stores with a minimal net impact to our Consolidated Statements of Operations.
On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact upon divestiture was not material to our results of operations for fiscal 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
During the first quarter of fiscal 2023, the Company also sold a building for $76 million and recorded a pre-tax gain on sale of $47 million within operating expenses on the Consolidated Statement of Operations.
We are focused on the following strategic priorities in the near term:
•maintaining and building upon the financial and operational rigor, through an optimized cost structure and disciplined inventory management;
•reinvigorating our brands to drive relevance and an engaging omni-channel experience;
•strengthening our platform and evolving with a digital first mindset;
•energizing our culture by attracting and retaining strong talent; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.
We identify our operating segments according to how our business activities are managed and evaluated. As of February 3, 2024, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and, therefore, the results of our operating segments are aggregated into one reportable segment.

Results of Operations
A discussion regarding our results of operations for fiscal year 2023 compared with fiscal year 2022 is presented below. A discussion regarding our results of operations for fiscal year 2022 compared with fiscal year 2021 can be found under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on the Form 10-K for the year ended January 28, 2023, filed with the SEC on March 14, 2023.
Net Sales
See Note 3 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for net sales disaggregation.
Comparable Sales ("Comp Sales")
Comp Sales include the results of Company-operated stores and sales through our online channel. The calculation of Comp Sales excludes the results of the franchise and licensing business. Comp Sales included the results of certain foreign operations until their respective transitions to third-party franchise partners. See Note 17 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	Fiscal Year
	2023	2022
Old Navy Global	(1)%	(12)%
Gap Global	1%	(4)%
Banana Republic Global	(7)%	9%
Athleta Global	(12)%	(5)%
The Gap, Inc.	(2)%	(7)%

Store count, openings, closings, and square footage for our stores are as follows:

	January 28, 2023	Fiscal 2023		February 3, 2024
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	25	20	1,243	19.8
Gap North America	493	1	22	472	5.0
Gap Asia (1)	232	2	11	134	1.2
Banana Republic North America	419	2	21	400	3.3
Banana Republic Asia	46	4	7	43	0.2
Athleta North America	257	25	12	270	1.1
Company-operated stores total	2,685	59	93	2,562	30.6
Franchise (1)	667	293	96	998	N/A
Total	3,352	352	189	3,560	30.6
Increase (decrease) over prior year				6.2%	(3.8)%

	January 29, 2022	Fiscal 2022		January 28, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America (2)	1,252	30	20	1,238	19.8
Gap North America	520	10	37	493	5.2
Gap Asia	329	5	102	232	2.0
Gap Europe (3)	11	—	—	—	—
Banana Republic North America	446	2	29	419	3.5
Banana Republic Asia	50	3	7	46	0.2
Athleta North America	227	40	10	257	1.1
Company-operated stores total	2,835	90	205	2,685	31.8
Franchise (2)(3)	564	138	70	667	N/A
Total	3,399	228	275	3,352	31.8
Decrease over prior year				(1.4)%	(4.5)%
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
(3)The 11 Gap Italy stores that were transitioned to OVS S.p.A. ("OVS") during the period are not included as store closures or openings for Company-operated and Franchise store activity. The ending balance for Gap Europe excludes Gap Italy stores and the ending balance for Franchise includes Gap Italy stores.
Outlet and factory stores are reflected in each of the respective brands.

Net Sales Discussion
Our net sales for fiscal 2023 decreased $727 million, or 5 percent, compared with fiscal 2022, driven primarily by a decrease in Comp Sales, the transition of our Gap China business to a partnership model, and other strategic store closures. Fiscal 2023 also includes incremental sales attributable to the 53rd week. Additionally, there was an unfavorable impact of foreign exchange of $74 million. The foreign exchange impact is the translation impact if net sales for fiscal 2022 were translated at exchange rates applicable during fiscal 2023.
Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2023	2022
Cost of goods sold and occupancy expenses	$9,114	$10,257
Gross profit	$5,775	$5,359
Cost of goods sold and occupancy expenses as a percentage of net sales	61.2%	65.7%
Gross margin	38.8%	34.3%
Cost of goods sold and occupancy expenses decreased 4.5 percentage points as a percentage of net sales in fiscal 2023 compared with fiscal 2022.
•Cost of goods sold decreased 4.9 percentage points as a percentage of net sales in fiscal 2023 compared with fiscal 2022, primarily driven by a decrease in air freight expenses and improved promotional activity. Additionally, there was a decrease in inventory impairment charges compared with fiscal 2022. The impact of commodity costs was relatively flat for fiscal 2023 compared with fiscal 2022.
•Occupancy expenses increased 0.4 percentage points as a percentage of net sales in fiscal 2023 compared with fiscal 2022, primarily driven by a decrease in Comp Sales without a corresponding decrease in fixed occupancy expenses.

Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2023	2022
Operating expenses	$5,215	$5,428
Operating expenses as a percentage of net sales	35.0%	34.8%
Operating margin	3.8%	(0.4)%
Operating expenses decreased $213 million, but increased 0.2 percentage points as a percentage of net sales during fiscal 2023 compared with fiscal 2022, due to a decrease in net sales as well as the following:
•a decrease in advertising expenses;
•a decrease in payroll expenses related to our operating model and structure changes;
•a decrease due to the transition of our China business to a partnership model;
•a decrease in technology-related investments;
•a gain on sale of building of $47 million that occurred during fiscal 2023; and
•a loss on divestiture activity of $35 million that occurred during fiscal 2022 related to the transition of the Old Navy Mexico business; partially offset by
•an increase in performance-based compensation; and
•restructuring expenses of $89 million incurred during fiscal 2023 as a result of actions taken to simplify and optimize our operating model and structure.
Interest Expense

($ in millions)	Fiscal Year
	2023	2022
Interest expense	$90	$88
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes.
Interest Income

($ in millions)	Fiscal Year
	2023	2022
Interest income	$(86)	$(18)
Interest income increased $68 million during fiscal 2023 compared with fiscal 2022 primarily due to higher cash balances and higher interest rates, as well as tax-related interest income.
Income Taxes

($ in millions)	Fiscal Year
	2023	2022
Income tax expense	$54	$63
Effective tax rate	9.7%	(45.3)%
The change in the effective tax rate for fiscal 2023 compared with fiscal 2022 was primarily due to changes in the amount and jurisdictional mix of pre-tax earnings, partially offset by prior year divestiture activity, the current year benefit from the impact of changes in valuation allowances, and current year benefit from a U.S. transfer pricing settlement related to our sourcing activities.
See Note 5 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details.

Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	February 3, 2024	January 28, 2023
Cash and cash equivalents	$1,873	$1,215
Debt
3.625 percent Senior Notes due 2029	750	750
3.875 percent Senior Notes due 2031	750	750
Working capital	1,299	1,361
Current ratio	1.42:1	1.42:1
As of February 3, 2024, the majority of our cash and cash equivalents were held in the United States and are generally accessible without any limitations.
We are also able to supplement near-term liquidity, if necessary, with our senior secured asset-based revolving credit agreement (the "ABL Facility") or other available market instruments. During fiscal 2023, the Company repaid an aggregate of $350 million to reduce the outstanding borrowing under the ABL Facility to zero. There were no borrowings under the ABL Facility as of February 3, 2024. See Note 7 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for disclosures on the ABL Facility.
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
Our voluntary supply chain finance ("SCF") program provides certain suppliers with the opportunity to sell their receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. We are not a party to the agreements between our suppliers and the financial institutions and our payment terms are not impacted by whether a supplier participates in the SCF program. See Note 18 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K, for disclosures on the Company's SCF program.
We are party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of February 3, 2024, while others are considered future obligations. Our contractual obligations primarily consist of operating leases, purchase obligations and commitments, long-term debt and related interest payments, and income taxes. See Notes 7 and 12 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information related to our debt and operating leases, respectively.
Purchase obligations and commitments consist of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of February 3, 2024, our purchase obligations and commitments were approximately $4 billion. We expect that the majority of these purchase obligations and commitments will be settled within one year.
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
Cash Flows from Operating Activities
Net cash provided by operating activities increased $925 million during fiscal 2023 compared with fiscal 2022, primarily due to the following:
Net income (loss)
•Net income compared with net loss in the prior year;
Changes in operating assets and liabilities
•an increase of $582 million related to accounts payable primarily due to the timing of payments for inventory during fiscal 2023 compared with fiscal 2022; and
•an increase of $255 million related to accrued expenses and other current liabilities primarily due to an increase in performance-based compensation during fiscal 2023 compared with fiscal 2022; partially offset by
•a decrease of $342 million related to income taxes payable, net of receivables and other tax-related items, primarily due to receipt of tax refunds during fiscal 2022 related to fiscal 2020 net operating loss carryback claims; and
•a decrease of $171 million related to merchandise inventory primarily due to a continued reduction of inventory during fiscal 2023 that was less than the reduction of inventory during fiscal 2022.
Cash Flows from Investing Activities
Net cash used for investing activities increased $107 million during fiscal 2023 compared with fiscal 2022, primarily due to the following:
•$76 million in net proceeds from the sale of a building during fiscal 2023 compared with $458 million in net proceeds from the sale of buildings during fiscal 2022; partially offset by
•$265 million less purchases of property and equipment during fiscal 2023 compared with fiscal 2022, largely due to rationalizing our technology investments and a decrease in new store and supply chain spend.
In fiscal 2023, cash used for purchases of property and equipment was $420 million primarily related to information technology, store investments, and supply chain to support our omni and digital strategies.
Cash Flows from Financing Activities
Net cash used for financing activities was $567 million during fiscal 2023 compared with $6 million of net cash provided by financing activities during fiscal 2022, primarily due to the following:
•$350 million from the ABL Facility that was borrowed during fiscal 2022 and repaid during fiscal 2023; partially offset by
•$123 million in repurchases of common stock during fiscal 2022 compared with no repurchases during fiscal 2023.
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

The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2023	2022
Net cash provided by operating activities	$1,532	$607
Less: Purchases of property and equipment	(420)	(685)
Free cash flow	$1,112	$(78)
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
We paid an annual dividend of $0.60 per share in fiscal 2023 and fiscal 2022. In February 2024, the Board authorized a dividend of $0.15 per share for the first quarter of fiscal 2024.
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
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCNRV. However, if estimates regarding consumer demand are inaccurate, or if economic conditions including global inflationary pressures change beyond what is currently estimated by management, our operating results could be affected.

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
Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group over the estimated remaining useful life. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets. For our Company-operated stores, the individual store generally represents the lowest level of independent identifiable cash flows and the asset group is comprised of both property and equipment and operating lease assets.
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
Income Taxes
We are a multinational company operating in multiple domestic and foreign locations with different tax laws and regulations. The Company's management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability for financial statement purposes. We record valuation allowances against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for valuation allowances, management is required to make assumptions and to apply judgment, including tax planning strategies, forecasting future income, taxable income, and the geographic mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the geographic mix and level of income or losses, changes in the expected or actual outcome of audits, and changes in the deferred tax valuation allowances or new tax legislation.
On a recurring basis, we assess the need for valuation allowances related to our deferred income tax assets, which includes consideration of both positive and negative evidence to determine, based on the weight of the available evidence, whether it is more likely than not that some or all of our deferred tax assets will not be realized. In our assessment, we consider recent financial operating results, the scheduled expiration of our net operating losses, potential sources of taxable income, the reversal of existing taxable differences, taxable income in prior carryback years (if permitted under tax law), and tax planning strategies.
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
Revenue Recognition
The Company’s revenues primarily include merchandise sales at stores, online, and through franchise and licensing agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, merchandise return cards, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
We record sales return allowances and a right of returns asset on a gross basis for expected future merchandise returns, based on historical return patterns, merchandise mix, and recent trends. The actual amount of customer returns, which are inherently uncertain, may differ from our estimates. Sales return allowances are recorded within accrued expenses and other current liabilities and the right of returns asset is recorded within other current assets on our Consolidated Balance Sheets.
We also defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement.
See Note 3 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for related revenue disclosures.
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

We have performed a sensitivity analysis as of February 3, 2024 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to U.S. dollars (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of February 3, 2024. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $18 million as of February 3, 2024.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Critical Audit Matter
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
Sales Return Allowances and Right of Returns Asset — Refer to Note 1 in the financial statements
Critical Audit Matter Description
As of February 3, 2024, the Company recorded sales return allowances of $62 million within accrued expenses and other current liabilities and a right of returns asset of $28 million within other current assets. The Company establishes sales return allowances and a right of returns asset on a gross basis for expected future merchandise returns, based on historical return patterns, merchandise mix, and recent trends.
We identified sales return allowances and the right of returns asset as a critical audit matter due to the uncertainty and judgment in estimating the amount of outstanding customer returns as of the balance sheet date. A high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management's estimate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to sales return allowances and the right of returns asset included the following, among others:
•We tested the effectiveness of controls over the process for establishing sales return allowances and the right of returns asset.
•We evaluated the Company’s methodology and assumptions used to develop sales return allowances and the right of returns asset by:
–Testing the completeness and accuracy of underlying data used in the sales return allowance estimate
–Evaluating whether the inputs used in the estimate were relevant and consistent with evidence obtained externally and in other areas of the audit

–Testing the mathematical accuracy of the sales return allowance estimate
–Assessing the Company's ability to accurately estimate merchandise returns by comparing prior period estimates to actual merchandise returns
•We developed an independent estimate of sales return allowances and the right of returns asset and compared it to the recorded amount.

/s/ Deloitte & Touche LLP

San Francisco, California
March 19, 2024
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,873	$1,215
Merchandise inventory	1,995	2,389
Other current assets	527	1,013
Total current assets	4,395	4,617
Property and equipment, net of accumulated depreciation	2,566	2,688
Operating lease assets	3,115	3,173
Other long-term assets	968	908
Total assets	$11,044	$11,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,349	$1,320
Accrued expenses and other current liabilities	1,108	1,219
Current portion of operating lease liabilities	600	667
Income taxes payable	39	50
Total current liabilities	3,096	3,256
Long-term liabilities:
Revolving credit facility	—	350
Long-term debt	1,488	1,486
Long-term operating lease liabilities	3,353	3,517
Other long-term liabilities	512	544
Total long-term liabilities	5,353	5,897
Commitments and contingencies (see Note 15)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 372 and 366 shares	19	18
Additional paid-in capital	113	27
Retained earnings	2,420	2,140
Accumulated other comprehensive income	43	48
Total stockholders' equity	2,595	2,233
Total liabilities and stockholders' equity	$11,044	$11,386

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
($ and shares in millions except per share amounts)	2023	2022	2021
Net sales	$14,889	$15,616	$16,670
Cost of goods sold and occupancy expenses	9,114	10,257	10,033
Gross profit	5,775	5,359	6,637
Operating expenses	5,215	5,428	5,827
Operating income (loss)	560	(69)	810
Loss on extinguishment of debt	—	—	325
Interest expense	90	88	167
Interest income	(86)	(18)	(5)
Income (loss) before income taxes	556	(139)	323
Income tax expense	54	63	67
Net income (loss)	$502	$(202)	$256
Weighted-average number of shares—basic	370	367	376
Weighted-average number of shares—diluted	376	367	383
Earnings (loss) per share—basic	$1.36	$(0.55)	$0.68
Earnings (loss) per share—diluted	$1.34	$(0.55)	$0.67

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year
($ in millions)	2023	2022	2021
Net income (loss)	$502	$(202)	$256
Other comprehensive income (loss), net of tax:
Foreign currency translation	(4)	14	9
Change in fair value of derivative financial instruments, net of tax expense of $2, $—, and $—	16	27	8
Reclassification adjustment for losses (gains) on derivative financial instruments, net of (tax expense) tax benefit of $(1), $(2), and $3	(17)	(31)	12
Other comprehensive income (loss), net of tax	(5)	10	29
Comprehensive income (loss)	$497	$(192)	$285

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 30, 2021	374	$19	$85	$2,501	$9	$2,614
Net income				256		256
Other comprehensive income, net of tax
Foreign currency translation					9	9
Change in fair value of derivative instruments					8	8
Amounts reclassified from accumulated other comprehensive income					12	12
Repurchases and retirement of common stock	(9)	—	(201)			(201)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	54			54
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(36)			(36)
Share-based compensation, net of forfeitures			141			141
Common stock dividends declared and paid ($0.36 per share)				(135)		(135)
Balance as of January 29, 2022	371	19	43	2,622	38	2,722
Net loss				(202)		(202)
Other comprehensive income, net of tax
Foreign currency translation					14	14
Change in fair value of derivative instruments					27	27
Amounts reclassified from accumulated other comprehensive income					(31)	(31)
Repurchases and retirement of common stock	(11)	(1)	(62)	(60)		(123)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(20)			(20)
Share-based compensation, net of forfeitures			39			39
Common stock dividends declared and paid ($0.60 per share)				(220)		(220)
Balance as of January 28, 2023	366	18	27	2,140	48	2,233
Net income				502		502
Other comprehensive loss, net of tax
Foreign currency translation					(4)	(4)
Change in fair value of derivative instruments					16	16
Amounts reclassified from accumulated other comprehensive income					(17)	(17)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	1	(21)			(20)
Share-based compensation, net of forfeitures			80			80
Common stock dividends declared and paid ($0.60 per share)				(222)		(222)
Balance as of February 3, 2024	372	$19	$113	$2,420	$43	$2,595

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$502	$(202)	$256
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	522	540	504
Share-based compensation	80	37	139
Impairment of operating lease assets	4	33	8
Impairment of store assets	3	18	1
Loss on extinguishment of debt	—	—	325
Amortization of debt issuance costs	4	6	14
Non-cash and other items	28	(16)	31
Loss on divestiture activity	—	35	59
Gain on sale of building	(47)	(83)	—
Deferred income taxes	(64)	42	(61)
Changes in operating assets and liabilities:
Merchandise inventory	383	554	(593)
Other current assets and other long-term assets	179	161	(42)
Accounts payable	42	(540)	186
Accrued expenses and other current liabilities	12	(243)	172
Income taxes payable, net of receivables and other tax-related items	75	417	(85)
Other long-term liabilities	(15)	(45)	(3)
Operating lease assets and liabilities, net	(176)	(107)	(102)
Net cash provided by operating activities	1,532	607	809
Cash flows from investing activities:
Purchases of property and equipment	(420)	(685)	(694)
Net proceeds from sale of buildings	76	458	—
Purchases of short-term investments	—	—	(753)
Proceeds from sales and maturities of short-term investments	—	—	1,162
Payments for acquisition activity, net of cash acquired	—	—	(135)
Net proceeds from divestiture activity, net of cash paid	9	—	(21)
Other	1	—	(5)
Net cash used for investing activities	(334)	(227)	(446)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	350	—
Repayments of revolving credit facility	(350)	—	—
Proceeds from issuance of long-term debt	—	—	1,500
Payments to extinguish debt	—	—	(2,546)
Payments for debt issuance costs	—	(6)	(16)
Proceeds from issuances under share-based compensation plans	27	27	54
Withholding tax payments related to vesting of stock units	(20)	(20)	(36)
Repurchases of common stock	—	(123)	(201)
Cash dividends paid	(222)	(220)	(226)
Other	(2)	(2)	—
Net cash provided by (used for) financing activities	(567)	6	(1,471)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(3)	(15)	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	628	371	(1,114)
Cash, cash equivalents, and restricted cash at beginning of period	1,273	902	2,016
Cash, cash equivalents, and restricted cash at end of period	$1,901	$1,273	$902
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$43	$55	$124
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$74	$76	$180
Cash paid for income taxes during the period, net of refunds	$49	$(388)	$215
Cash paid for operating lease liabilities	$932	$942	$1,061
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended February 3, 2024, January 28, 2023, and January 29, 2022
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a collection of lifestyle brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of February 3, 2024, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. Our products are available to customers online through Company-owned websites and through third-party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa.
In fiscal 2023, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner. On January 31, 2023, the Gap China transaction closed with Baozun. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of The Gap, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal year ended February 3, 2024 (fiscal 2023) consisted of 53 weeks. The fiscal years ended January 28, 2023 (fiscal 2022) and January 29, 2022 (fiscal 2021) consisted of 52 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, acts of terrorism or war, global credit and banking markets, and new legislation. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Consolidated Financial Statements. Examples include, but are not limited to, assumptions and estimates used for inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets. If the global economic conditions change beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Cash and Cash Equivalents
Cash includes funds deposited in banks and amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days.
All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash equivalents. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed in time deposits. Income related to these securities is recorded within interest income on the Consolidated Statements of Operations.

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
As of February 3, 2024, January 28, 2023, and January 29, 2022, restricted cash primarily includes consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. As of January 28, 2023, restricted cash also included a collateral amount under the SCF program of $30 million. See Note 18 of Notes to Consolidated Financial Statements for related disclosures.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Consolidated Balance Sheets to the total shown on our Consolidated Statements of Cash Flows:

($ in millions)	February 3, 2024	January 28, 2023	January 29, 2022
Cash and cash equivalents	$1,873	$1,215	$877
Restricted cash included in other current assets	—	32	—
Restricted cash included in other long-term assets	28	26	25
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statement of Cash Flows	$1,901	$1,273	$902
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
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded within operating expenses on the Consolidated Statements of Operations. Costs of maintenance and repairs are expensed as incurred. Costs incurred to implement cloud computing arrangements hosted by third-party vendors are capitalized when incurred during the application development phase and amortized on a straight-line basis over the contractual term, plus any reasonably certain renewal periods, of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within other current assets and other long-term assets on our Consolidated Balance Sheets and were not material for fiscal 2023, 2022, or 2021.

Leases
We determine if a long-term contractual obligation is a lease at inception. The majority of our operating leases relate to Company stores. We also lease some of our corporate facilities and distribution centers. These operating leases expire at various dates through fiscal 2047. Most store leases have a five-year base period and include options that allow us to extend the lease term beyond the initial base period, subject to terms agreed upon at lease inception. Some leases also include early termination options, which can be exercised under specific conditions. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
See Note 12 of Notes to Consolidated Financial Statements for related disclosures.
Revenue Recognition
The Company’s revenues primarily include merchandise sales at stores, online, and through franchise and licensing agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards, and breakage revenue related to our gift cards, merchandise return cards, and outstanding loyalty points, which are realized based upon historical redemption patterns. For online sales, the Company has elected to treat shipping and handling as fulfillment activities and not a separate performance obligation. Accordingly, we recognize revenue for our single performance obligation related to online sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
We record sales return allowances and a right of returns asset on a gross basis for expected future merchandise returns, based on historical return patterns, merchandise mix, and recent trends. Sales return allowances are recorded within accrued expenses and other current liabilities and the right of returns asset is recorded within other current assets on our Consolidated Balance Sheets.
We have credit card agreements with third parties to provide our customers with private label credit cards and co-branded credit cards (collectively, the “Credit Card programs"). Each private label credit card bears the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used at any of our U.S. store locations and online. The current co-branded credit card is a MasterCard credit card bearing the logo of Gap, Banana Republic, Old Navy, or Athleta and can be used everywhere MasterCard credit cards are accepted. The Credit Card programs are a part of Gap Inc.’s loyalty program where members enjoy incentives in the form of rewards which can be redeemed across all of our brands.

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
We have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We have identified separate performance obligations related to our franchise agreements that include both providing our franchise partners with a license and an obligation to supply franchise partners with our merchandise. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to supply franchise partners with our merchandise is satisfied when control of the merchandise transfers. We also have licensing agreements with licensees to sell products using our brand names.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement.
See Note 3 of Notes to Consolidated Financial Statements for related revenue disclosures.
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
•advertising expenses;
•information technology expenses and maintenance costs;
•lease and other occupancy related cost, depreciation, and amortization for our corporate facilities;
•research and development expenses;

•gains and losses associated with foreign currency derivative contracts not designated as hedging instruments;
•third-party credit card processing fees; and
•other expenses (income).
Payroll, benefits, and other administrative expenses for our distribution centers recorded within operating expenses were $320 million, $386 million, and $379 million in fiscal 2023, 2022, and 2021, respectively. Research and development costs described in Accounting Standards Codification ("ASC") No. 730 are expensed as incurred. These costs primarily consist of payroll and related benefits attributable to time spent on research and development activities for new innovative products and technological improvements for existing products and process innovation. Research and development expenses recorded within operating expenses under ASC 730 were $37 million, $46 million, and $41 million in fiscal 2023, 2022, and 2021, respectively.
The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies.
Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, the decision to close a store, corporate facility, or distribution center or adverse changes in business climate. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group over the estimated remaining life. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is generally at the store level. The asset group for retail stores is comprised of both property and equipment and operating lease assets. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded within operating expenses on the Consolidated Statements of Operations. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For operating lease assets, the Company determines the estimated fair value of the assets by discounting the estimated market rental rates using available valuation techniques.
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
See Note 6 of Notes to Consolidated Financial Statements for related disclosures.

Advertising
Costs associated with the production of advertising, such as writing, copy, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television, magazine costs, and digital and social media, are expensed when the advertising event takes place or is made available. Advertising expense was $882 million, $1,039 million, and $1,115 million in fiscal 2023, 2022, and 2021, respectively, and is recorded within operating expenses on the Consolidated Statements of Operations.
Share-Based Compensation
Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield, and risk-free interest rate. There were no stock options issued to employees during fiscal 2023. For units granted, whereby shares of common stock are issued for units as they vest (“Stock Units”), the fair value is determined either based on the Company’s stock price on the date of grant less future expected dividends during the vesting period or a Monte Carlo method for certain Stock Units granted with a market condition. For stock options and Stock Units, we recognize share-based compensation cost over the vesting period. We account for forfeitures as they occur. Share-based compensation expense is recorded primarily within operating expenses on the Consolidated Statements of Operations.
See Note 11 of Notes to Consolidated Financial Statements for related disclosures.
Foreign Currency
Our international subsidiaries primarily use local currencies as their functional currency and translate their assets and liabilities at the current rate of exchange in effect at the balance sheet date. Revenue and expenses from their operations are translated using rates that approximate those in effect during the period in which the transactions occur. The resulting gains and losses from translation are recorded on the Consolidated Statements of Comprehensive Income (Loss) and in accumulated other comprehensive income ("OCI") on the Consolidated Statements of Stockholders’ Equity. Transaction gains and losses resulting from intercompany balances of a long-term investment nature are also classified as accumulated OCI. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are recorded within operating expenses on the Consolidated Statements of Operations.
The aggregate transaction gains and losses recorded within operating expenses on the Consolidated Statements of Operations are as follows:

	Fiscal Year
($ in millions)	2023	2022	2021
Foreign currency transaction loss	$(9)	$(59)	$(18)
Realized and unrealized gain from certain derivative financial instruments	11	57	18
Net foreign exchange gain (loss)	$2	$(2)	$—
Income Taxes
Deferred income taxes are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts on the Consolidated Financial Statements. Valuation allowances are established against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Accounting Pronouncement Recently Adopted
ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. We adopted this ASU on January 29, 2023. See Note 18 of Notes to Consolidated Financial Statements for information regarding our supply chain finance program.
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-07, Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact that this ASU will have on our Consolidated Financial Statements and related disclosures.
ASU No. 2023-09, Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact that this ASU will have on our Consolidated Financial Statements and related disclosures.
Global Anti-Base Erosion Model Rules ("Pillar Two")
The Organization for Economic Co-operation and Development ("OECD") has introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation which is effective beginning in fiscal 2024. These rules are not expected to materially impact the Company’s Consolidated Financial Statements, considering the Company does not have material operations in jurisdictions with tax rates substantially lower than the Pillar Two minimum. The Company will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	February 3, 2024	January 28, 2023
Cash (1)	$1,872	$1,200
Time deposits	1	15
Cash and cash equivalents	$1,873	$1,215
__________
(1)Cash includes $76 million and $60 million of amounts in transit from banks for customer credit card and debit card transactions as of February 3, 2024 and January 28, 2023, respectively.
Other Current Assets
Other current assets consist of the following:

($ in millions)	February 3, 2024	January 28, 2023
Accounts receivable	$289	$340
Prepaid income taxes and income taxes receivable	36	150
Prepaid minimum rent and occupancy expenses	31	106
Right of returns asset	28	46
Derivative financial instruments	7	11
Assets held for sale (1)	—	172
Other	136	188
Other current assets	$527	$1,013
__________
(1)The Company reclassifies certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. As of January 28, 2023, the aggregate carrying amount of assets held for sale consisted of $142 million related to agreements to transition our Gap Greater China operations to Baozun and $30 million related to an agreement for the sale of a building. See Note 17 of Notes to Consolidated Financial Statements for related disclosures of the transition of our Gap Greater China operations to Baozun.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 3, 2024	January 28, 2023
Furniture and equipment	$2,805	$2,833
Leasehold improvements	2,197	2,270
Land, buildings, and building improvements	1,140	1,103
Software	1,121	1,142
Construction-in-progress	177	177
Property and equipment, at cost	7,440	7,525
Less: Accumulated depreciation	(4,874)	(4,837)
Property and equipment, net of accumulated depreciation	$2,566	$2,688
Depreciation expense for property and equipment was $513 million, $531 million, and $502 million for fiscal 2023, 2022, and 2021, respectively.
Interest of $5 million, $7 million, and $7 million related to assets under construction was capitalized in fiscal 2023, 2022, and 2021, respectively.
See Note 8 of Notes to Consolidated Financial Statements for information regarding impairment charges.

Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	February 3, 2024	January 28, 2023
Long-term income tax-related assets	$561	$480
Goodwill	207	207
Trade names	54	54
Intangible assets subject to amortization, net of accumulated amortization	18	27
Other	128	140
Other long-term assets	$968	$908
See Note 6 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 3, 2024	January 28, 2023
Accrued compensation and benefits	394	243
Deferred revenue	337	354
Sales return allowances	62	84
Accrued advertising	40	44
Accrued interest	21	22
Derivative financial instruments	8	20
Liabilities held for sale (1)	—	126
Other	246	326
Accrued expenses and other current liabilities	$1,108	$1,219
__________
(1)The Company reclassifies certain assets and liabilities as held for sale that are expected to be sold within the next twelve months. See Note 17 of Notes to Consolidated Financial Statements for related disclosures.
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

($ in millions)	February 3, 2024	January 28, 2023
Long-term income tax-related liabilities	$319	$327
Long-term asset retirement obligations (1)	28	38
Long-term deferred rent and tenant allowances	23	27
Other	142	152
Other long-term liabilities	$512	$544
__________
(1)The net activity related to asset retirement obligations includes adjustments to the asset retirement obligation balance and fluctuations in foreign currency exchange rates.

Note 3. Revenue
Disaggregation of Net Sales
We disaggregate our net sales by channel and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise; the distribution center or store from which the products were shipped; or the region of the franchise or licensing partner.
Net sales disaggregated by channel for fiscal 2023, 2022, and 2021 are as follows:

	Fiscal Year
($ in millions)	2023	2022	2021
Store and franchise sales	$9,346	$9,651	$10,239
Online sales (1)	5,543	5,965	6,431
Total net sales	$14,889	$15,616	$16,670
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2023 (1)
U.S. (2)	$7,460	$2,470	$1,681	$1,310	$46	$12,967
Canada	674	332	170	45	—	1,221
Other regions	69	539	88	5	—	701
Total	$8,203	$3,341	$1,939	$1,360	$46	$14,889
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2022
U.S. (2)	$7,471	$2,461	$1,829	$1,428	$12	$13,201
Canada	679	332	192	33	—	1,236
Other regions	84	981	95	19	—	1,179
Total	$8,234	$3,774	$2,116	$1,480	$12	$15,616
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (4)	Total
Fiscal 2021
U.S. (2)	$8,272	$2,608	$1,703	$1,432	$102	$14,117
Canada	713	349	178	12	—	1,252
Other regions	97	1,106	95	3	—	1,301
Total	$9,082	$4,063	$1,976	$1,447	$102	$16,670
__________
(1)Fiscal 2023 includes incremental sales attributable to the 53rd week.
(2)U.S. includes the United States and Puerto Rico.
(3)Primarily consists of net sales from revenue-generating strategic initiatives.
(4)Primarily consists of net sales for the Intermix and Janie and Jack brands, as well as other revenue-generating strategic initiatives. The divestiture of Janie and Jack was completed on April 8, 2021. The divestiture of Intermix was completed on May 21, 2021.
Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For fiscal 2023, the opening balance of deferred revenue for these obligations was $354 million, of which $253 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $337 million as of February 3, 2024.
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
Note 4. Restructuring
On April 25, 2023, the Company's management committed to the Plan as part of the Company's previously announced efforts to simplify and optimize its operating model and structure. The Plan included a reduction in workforce of approximately 1,800 employees, primarily in headquarters locations. The actions associated with the reduction of the Company's workforce under the Plan were substantially completed in the first half of fiscal 2023.

In connection with the Plan, the Company incurred $93 million in pre-tax restructuring costs during fiscal 2023. The costs incurred in connection with the Plan are as follows:

	Fiscal 2023
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Total Costs
Employee-related costs	$4	$60	$64
Consulting and other associated costs	—	29	29
Total restructuring costs	$4	$89	$93
The following table summarizes restructuring costs that will be settled with cash payments and the related liability balances as of February 3, 2024, which are included in accrued expenses and other current liabilities on the Consolidated Balance Sheet:

($ in millions)	Employee-Related Costs	Consulting and Other Associated Costs	Total
Balance at January 28, 2023	$—	$—	$—
53 Weeks Ended February 3, 2024
Provision	65	29	94
Adjustments	(1)	—	(1)
Cash payments	(59)	(29)	(88)
Balance at February 3, 2024	$5	$—	$5
The remaining liability balances are expected to settle with cash payments during fiscal 2024.
Note 5. Income Taxes
For financial reporting purposes, components of income (loss) before income taxes are as follows:

	Fiscal Year
($ in millions)	2023	2022	2021
United States	$463	$(280)	$217
Foreign	93	141	106
Income (loss) before income taxes	$556	$(139)	$323
The tax expense for income taxes consists of the following:

	Fiscal Year
($ in millions)	2023	2022	2021
Current:
Federal	$63	$(35)	$46
State	12	6	38
Foreign	43	50	44
Total current	118	21	128
Deferred:
Federal	(40)	24	(50)
State	(6)	15	(23)
Foreign	(18)	3	12
Total deferred	(64)	42	(61)
Total tax expense	$54	$63	$67
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	2.5	(13.7)	5.3
Tax impact of foreign operations	(0.7)	(28.1)	(2.5)
Impact of the CARES Act of 2020	—	—	(5.6)
Valuation allowances (1)	(11.0)	(3.6)	7.4
Impact of divestiture activity	(1.6)	(21.6)	(6.4)
Other	(0.5)	0.7	1.5
Effective tax rate	9.7%	(45.3)%	20.7%
__________
(1)Beginning in fiscal 2022, we have made a change for all periods presented to separately disclose valuation allowances as its own line item. Previously, the impact of valuation allowances was grouped within various line items in fiscal 2021.
During fiscal 2023, we recorded a $65 million benefit for changes in U.S. and foreign valuation allowances and a $32 million benefit related to a U.S. transfer pricing settlement related to our sourcing activities.
During fiscal 2022, we recorded a $37 million expense related to foreign divestiture activity.
During fiscal 2021, we recorded a $18 million benefit related to finalization of the net operating loss carryback provisions prescribed in the CARES Act. We also recorded a $21 million benefit related to recognition of certain tax benefits associated with divestiture activity.
Deferred tax assets (liabilities) consist of the following:

($ in millions)	February 3, 2024	January 28, 2023
Gross deferred tax assets:
Operating lease liabilities	$1,021	$1,126
Accrued payroll and related benefits	86	44
Accruals	176	180
Inventory capitalization and other adjustments	75	93
Deferred income	53	51
Federal, state, and foreign net operating losses	197	290
Other	22	95
Total gross deferred tax assets	1,630	1,879
Valuation allowances	(233)	(369)
Total deferred tax assets, net of valuation allowances	1,397	1,510
Deferred tax liabilities:
Depreciation and amortization	(154)	(246)
Operating lease assets	(802)	(881)
Other	(11)	(12)
Total deferred tax liabilities	(967)	(1,139)
Net deferred tax assets	$430	$371
As of February 3, 2024, we had approximately $961 million of state and $594 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce tax liabilities of future years. We also had approximately $16 million of foreign tax credit carryovers as of February 3, 2024.
Approximately $770 million of state losses expire between fiscal 2024 and fiscal 2043, and $191 million of the state losses do not expire. Approximately $261 million of the foreign losses expire between fiscal 2024 and fiscal 2043, and $333 million of the foreign losses do not expire. The foreign tax credits begin to expire in fiscal 2024.

Valuation allowances are recorded if, based on the assessment of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. We have provided valuation allowances of $233 million on certain federal, state, and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.
The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2023	2022	2021
Balance at beginning of fiscal year	$344	$359	$340
Increases related to current year tax positions	12	11	26
Prior year tax positions:
Increases	21	1	7
Decreases	(30)	(24)	(9)
Lapse of Statute of Limitations	(1)	—	(1)
Cash settlements	(3)	(2)	(2)
Foreign currency translation	—	(1)	(2)
Balance at end of fiscal year	$343	$344	$359
Of the total unrecognized tax benefits as of February 3, 2024, January 28, 2023, and January 29, 2022, approximately $325 million, $326 million, and $339 million, respectively, represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2023, 2022, and 2021, net interest expense of $4 million, $12 million, and $6 million, respectively, has been recognized on the Consolidated Statements of Operations relating to income tax liabilities.
As of February 3, 2024 and January 28, 2023, the Company had total accrued interest related to income tax liabilities of $49 million and $43 million, respectively. There were no accrued penalties related to income tax liabilities as of February 3, 2024 or January 28, 2023.
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
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of February 3, 2024, it is reasonably possible that we will recognize a decrease in gross unrecognized tax benefits within the next 12 months of up to $1 million, primarily due to the closing of settlements and audits. If we do recognize such a decrease, the net impact on the Consolidated Statements of Operations would not be material.

Note 6. Goodwill and Other Intangible Assets
The following goodwill and other intangible assets are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	February 3, 2024	January 28, 2023
Goodwill	$207	$207
Trade names	$54	$54
Intangible assets subject to amortization	$54	$54
Less: Accumulated amortization	(36)	(27)
Intangible assets subject to amortization, net	$18	$27
The amortization expense for intangible assets subject to amortization primarily recorded in cost of goods sold and occupancy expenses on the Consolidated Statements of Operations was $9 million, $9 million, and $2 million for fiscal 2023, 2022, and 2021, respectively.
We did not recognize any impairment charges for goodwill or other intangible assets in fiscal 2023, 2022, or 2021.
Note 7. Debt and Credit Facilities
Long-term debt recorded on the Consolidated Balance Sheets consists of the following:

($ in millions)	February 3, 2024	January 28, 2023
2029 Notes	$750	$750
2031 Notes	750	750
Less: Unamortized debt issuance costs	(12)	(14)
Total long-term debt	$1,488	$1,486
On September 27, 2021, we completed the issuance of $1.5 billion aggregate principal amount of the 3.625 percent senior notes due 2029 ("2029 Notes") and 3.875 percent senior notes due 2031 ("2031 Notes") (the 2029 Notes and the 2031 Notes, collectively, the "Senior Notes") at par in a private placement to qualified institutional buyers. We recorded $16 million of debt issuance costs related to the issuance of the Senior Notes within long-term debt on the Consolidated Balance Sheet, which is being amortized through interest expense over the life of the instrument.
In conjunction with debt restructuring in fiscal 2021, we incurred a loss on extinguishment of debt of $325 million, which was recorded on the Consolidated Statement of Operations and primarily consisted of tender premiums of $253 million, make-whole premiums of $40 million, and unamortized debt issuance costs of $28 million.

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
As of February 3, 2024, the aggregate estimated fair value of the Senior Notes was $1.26 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal year. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Consolidated Balance Sheet, net of the unamortized debt issuance costs.
On May 7, 2020, we entered into the ABL Facility, which was previously scheduled to expire in May 2023. On July 13, 2022, we entered into an amendment and restatement of the ABL Facility. Among other changes, the amendment and restatement extended the maturity of the ABL Facility to July 2027, increased the borrowing capacity from $1.8675 billion to $2.2 billion, modified the reference rate from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"), and reduced the applicable interest rate margin. Following the amendment and restatement, the ABL Facility generally bears interest at a per annum rate based on SOFR (subject to a zero floor) plus a margin, depending on borrowing base availability. We recorded $6 million of debt issuance costs related to the amendment and restatement of the ABL Facility, which is being amortized through interest expense over the term of the agreement. The ABL Facility is available for working capital, capital expenditures, and other general corporate purposes.
As of January 28, 2023, the Company's outstanding borrowing under the ABL Facility was $350 million and was recorded in long-term liabilities on the Consolidated Balance Sheet. During fiscal 2023, the Company repaid an aggregate of $350 million to reduce the outstanding borrowing under the ABL Facility to zero. There were no borrowings under the ABL Facility as of February 3, 2024.
We also have the ability to issue letters of credit on our ABL Facility. As of February 3, 2024, we had $48 million in standby letters of credit issued under the ABL Facility.
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
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2023 or 2022.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents held at amortized cost are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	31	31	—	—
Other assets	4	—	—	4
Total	$43	$31	$8	$4
Liabilities:
Derivative financial instruments	$8	$—	$8	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$15	$—	$15	$—
Derivative financial instruments	11	—	11	—
Deferred compensation plan assets	34	34	—	—
Other assets	4	—	—	4
Total	$64	$34	$26	$4
Liabilities:
Derivative financial instruments	$20	$—	$20	$—
We have highly liquid fixed and variable income investments classified as cash equivalents. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Our cash equivalents are placed in time deposits.
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
See Note 1 of Notes to Consolidated Financial Statements for further information regarding the impairment of long-lived assets.
We recorded the following long-lived asset impairment charges in operating expenses on the Consolidated Statements of Operations:

	Fiscal Year
($ in millions)	2023	2022	2021
Operating lease assets (1)	$4	$33	$8
Store assets (2)	3	18	1
Total impairment charges of long-lived assets	$7	$51	$9
__________
(1)The impairment charge reduced the then carrying amount of the applicable operating lease assets of $51 million, $248 million, and $24 million to their fair value of $47 million, $215 million, and $16 million during fiscal 2023, 2022, and 2021, respectively.
(2)The impairment charge reduced the then carrying amount of the applicable store assets of $4 million, $21 million, and $1 million to their fair value of $1 million, $3 million, and zero during fiscal 2023, 2022, and 2021, respectively.
Note 9. Derivative Financial Instruments
We operate in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. We use derivative financial instruments to manage our exposure to foreign currency exchange rate risk and do not enter into derivative financial contracts for trading purposes. Consistent with our risk management guidelines, we hedge a portion of our transactions related to merchandise purchases for foreign operations and certain intercompany transactions using foreign exchange forward contracts. These contracts are entered into with large, reputable financial institutions that are monitored for counterparty risk. The currencies hedged against changes in the U.S. dollar are the Canadian dollar, Japanese yen, British pound, New Taiwan dollar, and Euro. Cash flows from derivative financial instruments are classified as cash flows from operating activities on the Consolidated Statements of Cash Flows.
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
Outstanding Notional Amounts
As of February 3, 2024 and January 28, 2023, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	February 3, 2024	January 28, 2023
Derivatives designated as cash flow hedges	$381	$441
Derivatives not designated as hedging instruments	568	645
Total	$949	$1,086
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	February 3, 2024	January 28, 2023
Derivatives designated as cash flow hedges:
Other current assets	$6	$9
Accrued expenses and other current liabilities	2	5

Derivatives not designated as hedging instruments:
Other current assets	1	2
Accrued expenses and other current liabilities	6	15

Total derivatives in an asset position	$7	$11
Total derivatives in a liability position	$8	$20
All of the unrealized gains and losses from designated cash flow hedges as of February 3, 2024 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of February 3, 2024 shown above.
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

See Note 8 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.
The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income (Loss)
	Fiscal Year 2023		Fiscal Year 2022		Fiscal Year 2021
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented on the Consolidated Statements of Operations in which the effects of derivatives are recorded	$9,114	$5,215	$10,257	$5,428	$10,033	$5,827

(Gain) loss recognized in net income (loss):
Derivatives designated as cash flow hedges	$(18)	$—	$(33)	$—	$15	$—
Derivatives not designated as hedging instruments	—	(11)	—	(57)	—	(18)
Total (gain) loss recognized in net income (loss)	$(18)	$(11)	$(33)	$(57)	$15	$(18)
Note 10. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 3, 2024.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 3, 2024.
Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2023	2022	2021
Number of shares repurchased (1)	—	11	9
Total cost	$—	$123	$201
Average per share cost including commissions	$—	$11.59	$23.47
__________
(1)Excludes shares withheld to settle employee statutory tax withholding related to the vesting of stock units.
In February 2019, the Board approved a $1.0 billion share repurchase authorization. The February 2019 repurchase program had $476 million remaining as of February 3, 2024. All common stock repurchased is immediately retired.

Note 11. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2023	2022	2021
Stock Units	$74	$26	$122
Stock options	3	7	13
Employee stock purchase plan	3	4	4
Share-based compensation expense	80	37	139
Less: Income tax benefit	(14)	(14)	(23)
Share-based compensation expense, net of tax	$66	$23	$116
No material share-based compensation expense was capitalized in fiscal 2023, 2022, or 2021.
There were no material modifications made to our outstanding stock options and Stock Units in fiscal 2023, 2022, or 2021.
General Description of Stock Option and Stock Unit Plans
The 2016 Long-Term Incentive Plan (the "2016 Plan") was last amended and restated in May 2023. Under the 2016 Plan, nonqualified stock options and Stock Units are granted to officers, directors, eligible employees, and consultants at exercise prices or initial values equal to the fair market value of the Company’s common stock at the date of grant or as determined by the Compensation and Management Development Committee of the Board.
As of February 3, 2024, there were 311,586,781 shares that have been authorized for issuance under the 2016 Plan.
Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments for the majority of the Stock Units granted. Vesting is immediate in the case of members of the Board.
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
A summary of Stock Unit activity under the 2016 Plan for fiscal 2023 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of January 28, 2023	15,001,991	$16.27
Granted	12,165,882	$9.35
Granted, with vesting subject to performance and market conditions	3,205,732	$9.61
Vested	(5,444,342)	$15.07
Forfeited	(6,106,788)	$14.10
Balance as of February 3, 2024	18,822,475	$11.72

A summary of additional information about Stock Units is as follows:

	Fiscal Year
($ in millions except per share amounts)	2023	2022	2021
Weighted-average fair value per share of Stock Units granted	$9.41	$11.92	$31.28
Fair value of Stock Units vested	$82	$83	$62
The aggregate intrinsic value of unvested Stock Units as of February 3, 2024 was $373 million.
As of February 3, 2024, there was $117 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.
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
There were no stock options issued to employees during fiscal 2023. The fair value of stock options issued to employees during fiscal 2022 and 2021 was estimated on the date of grant using the following assumptions:

	Fiscal Year
	2022	2021
Expected term (in years)	4.6	4.5
Expected volatility	51.7%	56.9%
Dividend yield	4.0%	1.8%
Risk-free interest rate	2.5%	0.6%
A summary of stock option activity under the 2016 Plan for fiscal 2023 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of January 28, 2023	7,825,433	$20.75
Granted	—	$—
Exercised	(900,155)	$9.49
Forfeited/Expired	(2,039,560)	$23.69
Balance as of February 3, 2024	4,885,718	$21.59
A summary of additional information about stock options is as follows:

	Fiscal Year
($ in millions except per share amounts)	2023	2022	2021
Weighted-average fair value per share of stock options granted	$—	$4.66	$12.35
Aggregate intrinsic value of stock options exercised	$7	$2	$20
Fair value of stock options vested	$6	$13	$13

Information about stock options outstanding and exercisable as of February 3, 2024 is as follows:

	Intrinsic Value as of February 3, 2024 (in millions)	Number of Shares as of February 3, 2024	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$18	4,885,718	4.9	$21.59
Options Exercisable	$10	3,805,421	4.3	$23.71
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 1,945,332, 2,337,159, and 1,117,669 shares issued under the ESPP in fiscal 2023, 2022 and 2021, respectively. As of February 3, 2024, there were 10,636,532 shares reserved for future issuances under the ESPP.
Note 12. Leases
Net lease cost recognized on our Consolidated Statements of Operations is summarized as follows:

	Fiscal Year
($ in millions)	2023	2022
Operating lease cost	$823	$825
Variable lease cost	443	447
Sublease income	—	(1)
Net lease cost	$1,266	$1,271

As of February 3, 2024, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
2024	$819
2025	770
2026	677
2027	550
2028	470
Thereafter	1,762
Total minimum lease payments	5,048
Less: Interest	(1,095)
Present value of operating lease liabilities	3,953
Less: Current portion of operating lease liabilities	(600)
Long-term operating lease liabilities	$3,353
During fiscal 2023, non-cash operating lease asset activity, net of remeasurements and modifications, was $544 million. During fiscal 2022, non-cash operating lease asset activity, net of remeasurements and modifications, was $124 million and includes permanent store closures and the derecognition of leases related to the transition of certain foreign operations to franchise partners. As of February 3, 2024 and January 28, 2023, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $62 million and $116 million, respectively.
As of February 3, 2024 and January 28, 2023, the weighted-average remaining operating lease term was 7.7 years and 8.0 years, respectively, and the weighted-average discount rate was 6.4 percent and 5.6 percent, respectively, for operating leases recognized on our Consolidated Financial Statements.
As of February 3, 2024 and January 28, 2023, the Company's finance leases were not material to our Consolidated Financial Statements.
See Note 1 of Notes to Consolidated Financial Statements for additional disclosures related to leases.
Note 13. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “GapShare Plans”), which are available to employees who meet the eligibility requirements. The GapShare Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the GapShare Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the GapShare Plans were $49 million, $49 million, and $46 million in fiscal 2023, 2022, and 2021, respectively.
We maintain the Gap, Inc. Deferred Compensation Plan, which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets. As of February 3, 2024 and January 28, 2023, the assets related to the DCP were $31 million and $34 million, respectively. As of February 3, 2024 and January 28, 2023, the corresponding liabilities related to the DCP were $31 million and $37 million, respectively, and were recorded within other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2023, 2022, and 2021 were not material.

Note 14. Earnings (Loss) per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	Fiscal Year
(shares in millions)	2023	2022	2021
Weighted-average number of shares—basic	370	367	376
Common stock equivalents (1)	6	—	7
Weighted-average number of shares—diluted	376	367	383
__________
(1)For fiscal 2022, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the period.
The anti-dilutive shares related to stock options and Stock Units excluded from the computation of weighted-average number of shares—diluted were 6 million, 11 million, and 7 million for fiscal 2023, 2022, and 2021, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of February 3, 2024, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of February 3, 2024 and January 28, 2023, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of February 3, 2024 and January 28, 2023 was not material for any individual Action or in total. Subsequent to February 3, 2024 and through the filing date of March 19, 2024, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.

Note 16. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of February 3, 2024, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of February 3, 2024. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Long-lived assets, excluding long-term deferred tax assets, by geographic location are as follows:

($ in millions)	February 3, 2024	January 28, 2023
U.S. (1)	$5,614	$5,726
Other regions	605	672
Total long-lived assets	$6,219	$6,398
__________
(1)U.S. includes the United States and Puerto Rico.
See Note 3 of Notes to Consolidated Financial Statements for disaggregation of revenue by channel and by brand and region.
Note 17. Divestitures
On April 8, 2021 and May 21, 2021, we completed the divestitures of the Janie and Jack and Intermix brands, respectively. As a result of these transactions, the Company recognized a pre-tax loss of $59 million within operating expenses on the Consolidated Statement of Operations for fiscal 2021.
On October 1, 2021, we completed the transition of our Gap France operations to a third party, Hermione People & Brands, to operate Gap France stores as a franchise partner. The impact upon divestiture was not material to our results of operations for fiscal 2021.
On February 1, 2022, we completed the transition of our Gap Italy operations to a third party, OVS, to operate Gap Italy stores as a franchise partner. On August 10, 2022, we completed the transition of our United Kingdom and Ireland online operations to a franchise partner through a joint venture with Next Plc. The impacts upon divestiture were not material to our results of operations for fiscal 2022.
We sold our distribution center in Rugby, England for $125 million on September 30, 2022. As a result of this transaction, the Company recognized a pre-tax gain on sale of $83 million within operating expenses on the Consolidated Statement of Operations during fiscal 2022.
We completed the transition of our Old Navy Mexico operations to a third party, Grupo Axo, to operate Old Navy Mexico stores as a franchise partner, on August 1, 2022. As a result of this transaction, the Company recognized a pre-tax loss of $35 million within operating expenses on the Consolidated Statement of Operations during fiscal 2022.

On November 7, 2022, we signed agreements to transition our Gap Greater China operations to a third party, Baozun, to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. As of January 28, 2023, the Company reclassified $142 million of assets and $126 million of liabilities for Gap China as held for sale within other current assets and accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheet. The aggregate carrying amount of assets classified as held for sale primarily consists of $55 million of net operating lease assets, $35 million of inventory, $26 million of fixed assets, and $20 million of other current assets. The aggregate carrying amount of liabilities classified as held for sale primarily consists of $70 million of operating lease liabilities, $33 million of accounts payable, and $19 million of accrued expenses and other current liabilities. We measured the disposal group at its estimated fair value less costs to sell. On January 31, 2023, the Gap China transaction closed with Baozun. The impact upon divestiture was not material to our results of operations for fiscal 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
Note 18. Supply Chain Finance Program
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
We may agree to side letters with participating financial institutions related to the SCF program that require us to transfer a certain amount of cash to be used as collateral for our payment obligations in a specified period. These collateral amounts, if applicable, are classified as restricted cash on our Consolidated Balance Sheets. There were no collateral amounts under the SCF program as of February 3, 2024. The collateral amount under the SCF program was $30 million as of January 28, 2023. Additionally, our lenders under the ABL Facility who also participate in the SCF program have their related financings secured pursuant to the terms of the ABL Facility.
The Company's outstanding obligations under the SCF program were $373 million and $316 million as of February 3, 2024 and January 28, 2023, respectively, and were included in accounts payable on the Consolidated Balance Sheets.

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of February 3, 2024, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 3, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company reviews its internal control over financial reporting following major organizational restructuring. The impact of the Plan on the Company's internal control over financial reporting has been assessed and monitored throughout fiscal 2023. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Form 10-K for disclosures on the Plan.
Item 9B. Other Information.
During the 14 weeks ended February 3, 2024, none of our directors or Section 16 officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On December 8, 2023, Horacio (Haio) Barbeito, President and CEO of Old Navy, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 164,417 shares of Gap Inc. common stock. This figure includes an estimate of the number of shares to be acquired in the future under our ESPP; however, the actual number of shares acquired through the ESPP may vary. Unless otherwise terminated pursuant to its terms, the plan will terminate on December 6, 2024, or when all shares under the plan are sold.
On December 4, 2023, Mark Breitbard, President and CEO of Gap brand, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 171,160 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on December 4, 2024, or when all shares under the plan are sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors—Nominees for Election as Directors,” “Proposal No. 1—Election of Directors—Director Selection and Qualification,” “Corporate Governance—Board Committees—Audit and Finance Committee,” "Corporate Governance—Insider Trading Policy and Restrictions on Hedging and Pledging" and "Beneficial Ownership of Shares—Delinquent Section 16(a) Reports" in the 2024 Proxy Statement. See also “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K.
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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Board Committees—Compensation and Management Development Committee—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” "Compensation Committee Report" and “Executive Compensation” in the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares—Beneficial Ownership Table” in the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled "Proposal No. 1—Election of Directors—Director Independence," “Corporate Governance—Policies and Procedures with Respect to Related Party Transactions” and “Corporate Governance—Certain Relationships and Related Transactions” in the 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the section entitled “Proposal No. 2—Ratification of Selection of Independent Accountant—Principal Accounting Firm Fees” in the 2024 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation. (P)	10-K	1-7562	3.1	April 26, 1993

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation.	10-K	1-7562	3.2	April 4, 2000

3.3	Amended and Restated Bylaws (effective August 15, 2022).	10-Q	1-7562	3.3	August 26, 2022

4.1	Indenture, dated as of September 27, 2021, by and among the Registrant, the Guarantors party thereto and U.S. Bank National Association as trustee, registrar and paying agent.	8-K	1-7562	4.1	September 28, 2021

4.2	Form of 3.625% Senior Note due 2029, included as Exhibit A-1 to the Indenture.	8-K	1-7562	4.2	September 28, 2021

4.3	Form of 3.875% Senior Note due 2031, included as Exhibit A-2 to the Indenture.	8-K	1-7562	4.3	September 28, 2021

4.4	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Fourth Amended and Restated Revolving Credit Agreement dated as of July 13, 2022.	10-Q	1-7562	10.1	November 22, 2022

10.2	Credit Card Program Agreement, dated as of April 8, 2021, by and among the Registrant, Old Navy, LLC, Banana Republic, LLC, Athleta LLC and Barclays Bank Delaware.	10-Q	1-7562	10.4	May 28, 2021

10.3†	Executive Management Incentive Compensation Award Plan.	DEF 14A	1-7562	App. A	April 7, 2015

10.4†	The Gap, Inc. Executive Deferred Compensation Plan (January 1, 1999 Restatement).	10-Q	1-7562	10.3	December 15, 1998

10.5†	Amendment to Executive Deferred Compensation Plan - Freezing of Plan Effective December 31, 2005.	8-K	1-7562	10.1	November 8, 2005

10.6†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Supplemental Deferred Compensation Plan.	10-K	1-7562	10.29	March 27, 2009

10.7†	Amendment to Executive Deferred Compensation Plan - Suspension of Pending Merger into Supplemental Deferred Compensation Plan.	10-K	1-7562	10.30	March 27, 2009

10.8†	Amendment to Executive Deferred Compensation Plan - Merging of Plan into the Deferred Compensation Plan.	10-Q	1-7562	10.1	December 8, 2009

10.9†	Deferred Compensation Plan, amended and restated effective September 1, 2011.	10-Q	1-7562	10.1	December 7, 2011

10.10†	Deferred Compensation Plan, amended and restated effective November 17, 2015.	10-K	1-7562	10.24	March 21, 2016

10.11†	Deferred Compensation Plan, amended and restated effective March 24, 2016.	10-Q	1-7562	10.2	June 3, 2016

10.12†	Deferred Compensation Plan, amended and restated effective January 1, 2023.	10-K	1-7562	10.12	March 14, 2023

10.13†	Supplemental Deferred Compensation Plan.	S-8	333-129986	4.1	November 29, 2005

10.14†	First Amendment to Supplemental Deferred Compensation Plan.	10-K	1-7562	10.32	March 27, 2009

10.15†	Second Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.33	March 27, 2009

10.16†	Third Amendment to Supplemental Deferred Compensation Plan - Suspension of Pending Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-K	1-7562	10.34	March 27, 2009

10.17†	Fourth Amendment to Supplemental Deferred Compensation Plan - Merging of Executive Deferred Compensation Plan into the Plan and Name Change to Deferred Compensation Plan.	10-Q	1-7562	10.2	December 8, 2009

10.18†	2011 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2011

10.19†	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014).	8-K	1-7562	10.1	March 6, 2014

10.20†	2016 Long-Term Incentive Plan.	DEF 14A	1-7562	App. A	April 5, 2016

10.21†	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017).	10-K	1-7562	10.30	March 20, 2018

10.22†	Amended and Restated 2016 Long Term-Incentive Plan (effective May 21, 2019).	DEF 14A	1-7562	App. A	April 9, 2019

10.23†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 11, 2021).	DEF 14A	1-7562	App. B	March 30, 2021

10.24†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 9, 2023).	DEF 14A	1-7562	App. A	March 29, 2023

10.25†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.72	March 26, 2013

10.26†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2014

10.27†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 6, 2015

10.28†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.60	March 21, 2016

10.29†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2017

10.30†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 16, 2018

10.31†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2019

10.32†	2020 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 13, 2020

10.33†	2021 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2021

10.34†	2022 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 11, 2022

10.35†	2023 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 10, 2023

10.36†	2020 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 13, 2020

10.37†	2021 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2021

10.38†	2022 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 11, 2022

10.39†	2023 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 10, 2023

10.40†	Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 15, 2019

10.41†	2020 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 13, 2020

10.42†	2021 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2021

10.43†	2022 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 11, 2022

10.44†	2023 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 10, 2023

10.45†	Form of Restricted Stock Unit Award Agreement (Retention Version) under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 16, 2018

10.46†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.10	June 8, 2011

10.47†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 9, 2017

10.48†	2020 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 13, 2020

10.49†	Agreement with Mark Breitbard dated February 27, 2017 and confirmed on March 2, 2017.	10-Q	1-7562	10.1	August 25, 2017

10.50†	Agreement for Post-Termination Benefits with Mark Breitbard dated June 2, 2017.	10-Q	1-7562	10.2	June 5, 2017

10.51†	Letter Agreement dated March 5, 2020 by and between Mark Breitbard and the Registrant.	10-K	1-7562	10.57	March 17, 2020

10.52†	Amendment, dated November 23, 2020, to the Letter Agreement dated March 5, 2020 by and between Mark Breitbard and the Registrant.	10-Q	1-7562	10.4	November 25, 2020

10.53†	Letter Agreement dated March 6, 2020 by and between Katrina O'Connell and the Registrant.	10-K	1-7562	10.74	March 17, 2020

10.54†	Amendment, dated November 20, 2020, to the Letter Agreement dated March 6, 2020 by and between Katrina O’Connell and the Registrant.	10-Q	1-7562	10.8	November 25, 2020

10.55†	Letter Agreement dated August 1, 2022 by and between Bob L. Martin and the Registrant.	8-K/A	1-7562	10.1	August 3, 2022

10.56†	Amendment, dated August 17, 2023, to Letter Agreement dated August 1, 2022 by and between Bob L. Martin and the Registrant.	10-Q	1-7562	10.1	November 21, 2023

10.57†	Letter Agreement dated June 2, 2022 by and between Horacio Barbeito and the Registrant.	10-Q	1-7562	10.3	August 26, 2022

10.58†	Letter Agreement dated July 21, 2023 by and between Richard Dickson and the Registrant.	8-K	1-7562	10.1	July 26, 2023

10.59†	Summary of Relocation Benefits for Richard Dickson.	10-Q	1-7562	10.6	August 25, 2023

10.60†	Letter Agreement dated July 18, 2023 by and between Chris Blakeslee and the Registrant.					X

10.61†	Form of Restricted Stock Unit Award Agreement with Bob L. Martin under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.9	June 9, 2020

10.62†	Form of Restricted Stock Unit Award Agreement with Bob L. Martin under the 2016 Long-Term Incentive Plan.	10-Q	1-7562	10.5	August 26, 2022

10.63†	Form of Inducement Restricted Stock Unit Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	July 26, 2023

10.64†	Form of Make-Whole Restricted Stock Unit Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	July 26, 2023

10.65†	Form of Make-Whole Performance Share Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	July 26, 2023

10.66†	Form of Make-Whole Restricted Stock Unit Agreement with Chris Blakeslee under the 2016 Long-Term Incentive Plan.					X

10.67†	Form of Make-Whole Performance Share Agreement with Chris Blakeslee under the 2016 Long-Term Incentive Plan.					X

21	Subsidiaries of Registrant.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Gap Inc. Executive Compensation Recoupment Policy.					X

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended February 3, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
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

THE GAP, INC.

Date:	March 19, 2024	By	/s/ RICHARD DICKSON
Richard Dickson President, Chief Executive Officer, and Director (Principal Executive Officer)

Date:	March 19, 2024	By	/s/ KATRINA O'CONNELL
Katrina O'Connell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 19, 2024	By	/s/ ELISABETH B. DONOHUE
Elisabeth B. Donohue, Director

Date:	March 19, 2024	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 19, 2024	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 19, 2024	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 19, 2024	By	/s/ KATHRYN A. HALL
Kathryn A. Hall, Director

Date:	March 19, 2024	By	/s/ BOB L. MARTIN
Bob L. Martin, Director

Date:	March 19, 2024	By	/s/ AMY MILES
Amy Miles, Director

Date	March 19, 2024	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 19, 2024	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 19, 2024	By	/s/ TARIQ SHAUKAT
Tariq Shaukat, Director

Date:	March 19, 2024	By	/s/ SALAAM COLEMAN SMITH
Salaam Coleman Smith, Director