Form 10-Q
period 2024-05-04
GAP INC
filed 2024-05-31
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of May 23, 2024 was 375,066,614.

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
•the timing of revenue recognition of upfront payments related to our credit card program agreements with Barclays and Mastercard;
•the timing of recognition in income of unrealized gains and losses from designated cash flow hedges;
•the impact of losses due to indemnification obligations on the Condensed Consolidated Financial Statements;
•the outcome of proceedings, lawsuits, disputes, and claims, including the impact of such actions on the Condensed Consolidated Financial Statements and our financial results;
•meeting the closing conditions to transfer the Gap Taiwan operations;
•our arrangements with third parties to operate stores and websites selling apparel and related products under our brand names;
•maintaining and building upon financial and operational rigor, through an optimized cost structure and disciplined inventory management;
•reinvigorating our brands to drive relevance and an engaging omni-channel experience;
•strengthening and evolving our operating platform with a digital-first mindset to drive scale and efficiency;
•energizing our culture by attracting and retaining strong talent;
•continuing to integrate social and environmental sustainability into business practices to support long-term growth;
•the expected impact of the Pillar Two rules on our fiscal 2024 effective tax rate and ongoing monitoring of related legislative action;
•our ability to supplement near-term liquidity, if necessary, with the ABL Facility or other available market instruments;
•the impact of seasonality and global economic conditions on certain asset and liability accounts as well as cash inflows and outflows;
•the ability of our cash flows from our operations, current balances of cash, cash equivalents, and short-term investments, the Senior Notes and the ABL Facility, and other available market instruments to support our business operations and liquidity requirements;
•the importance of our sustained ability to generate free cash flow, which is a non-GAAP financial measure and is defined and discussed in more detail in Item 2 of Part 1 of this Form 10-Q below;
•our dividend policy, including the potential timing and amounts of future dividends; and
•the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following risks, any of which could have an adverse effect on our financial condition, results of operations, and reputation:
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
•the risk of foreign currency exchange rate fluctuations;
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
•the risk that our estimates and assumptions used when preparing the Condensed Consolidated Financial Statements are inaccurate or may change;
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
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of May 31, 2024. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	May 4, 2024	February 3, 2024	April 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,532	$1,873	$1,170
Short-term investments	199	—	—
Merchandise inventory	1,952	1,995	2,299
Other current assets	514	527	814
Total current assets	4,197	4,395	4,283
Property and equipment, net of accumulated depreciation of $4,952, $4,874, and $4,878	2,528	2,566	2,646
Operating lease assets	3,207	3,115	3,123
Other long-term assets	976	968	880
Total assets	$10,908	$11,044	$10,932
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$1,349	$1,199
Accrued expenses and other current liabilities	942	1,108	1,051
Current portion of operating lease liabilities	624	600	658
Income taxes payable	44	39	10
Total current liabilities	2,806	3,096	2,918
Long-term liabilities:
Revolving credit facility	—	—	350
Long-term debt	1,489	1,488	1,487
Long-term operating lease liabilities	3,387	3,353	3,453
Other long-term liabilities	519	512	539
Total long-term liabilities	5,395	5,353	5,829
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 375, 372, and 368 shares	19	19	18
Additional paid-in capital	119	113	47
Retained earnings	2,522	2,420	2,067
Accumulated other comprehensive income	47	43	53
Total stockholders’ equity	2,707	2,595	2,185
Total liabilities and stockholders’ equity	$10,908	$11,044	$10,932
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended
($ and shares in millions except per share amounts)	May 4, 2024	April 29, 2023
Net sales	$3,388	$3,276
Cost of goods sold and occupancy expenses	1,991	2,062
Gross profit	1,397	1,214
Operating expenses	1,192	1,224
Operating income (loss)	205	(10)
Interest expense	21	23
Interest income	(24)	(13)
Income (loss) before income taxes	208	(20)
Income tax expense (benefit)	50	(2)
Net income (loss)	$158	$(18)
Weighted-average number of shares - basic	374	367
Weighted-average number of shares - diluted	383	367
Earnings (loss) per share - basic	$0.42	$(0.05)
Earnings (loss) per share - diluted	$0.41	$(0.05)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Net income (loss)	$158	$(18)
Other comprehensive income, net of tax
Foreign currency translation and other	(1)	(1)
Change in fair value of derivative financial instruments, net of tax expense of $1 and $2	7	8
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $— and $—	(2)	(2)
Other comprehensive income, net of tax	4	5
Comprehensive income (loss)	$162	$(13)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 3, 2024	372	$19	$113	$2,420	$43	$2,595
Net income for the 13 weeks ended May 4, 2024				158		158
Other comprehensive income, net of tax					4	4
Issuance of common stock related to stock options and employee stock purchase plans	1	—	10			10
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(31)			(31)
Share-based compensation, net of forfeitures			27			27
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of May 4, 2024	375	$19	$119	$2,522	$47	$2,707

Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
Net loss for the 13 weeks ended April 29, 2023				(18)		(18)
Other comprehensive income, net of tax					5	5
Issuance of common stock related to stock options and employee stock purchase plans	—	—	7			7
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(10)			(10)
Share-based compensation, net of forfeitures			23			23
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of April 29, 2023	368	$18	$47	$2,067	$53	$2,185

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net income (loss)	$158	$(18)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124	137
Share-based compensation	27	23
Non-cash and other items	(2)	28
Gain on sale of building	—	(47)
Deferred income taxes	1	5
Changes in operating assets and liabilities:
Merchandise inventory	38	83
Other current assets and other long-term assets	15	9
Accounts payable	(152)	(102)
Accrued expenses and other current liabilities	(158)	(22)
Income taxes payable, net of receivables and other tax-related items	13	(49)
Other long-term liabilities	(2)	(11)
Operating lease assets and liabilities, net	(32)	(21)
Net cash provided by operating activities	30	15
Cash flows from investing activities:
Purchases of property and equipment	(93)	(117)
Net proceeds from sale of building	—	76
Purchases of short-term investments	(201)	—
Proceeds from sales and maturities of short-term investments	3	—
Net proceeds from divestiture activity, net of cash paid	—	11
Net cash used for investing activities	(291)	(30)
Cash flows from financing activities:
Proceeds from issuances under share-based compensation plans	10	7
Withholding tax payments related to vesting of stock units	(31)	(10)
Cash dividends paid	(56)	(55)
Net cash used for financing activities	(77)	(58)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	(2)
Net decrease in cash, cash equivalents, and restricted cash	(340)	(75)
Cash, cash equivalents, and restricted cash at beginning of period	1,901	1,273
Cash, cash equivalents, and restricted cash at end of period	$1,561	$1,198
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$31	$35
Cash paid for income taxes during the period, net of refunds	$39	$46
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income (loss), stockholders' equity, and cash flows as of May 4, 2024 and April 29, 2023 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 3, 2024 has been derived from our audited financial statements.
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted from these interim financial statements, although the Company believes that the disclosures made are adequate to make the information not misleading. We suggest that you read these Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
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
Restricted Cash
As of May 4, 2024, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,532	$1,873	$1,170
Restricted cash included in other long-term assets	29	28	28
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,561	$1,901	$1,198
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
Accounting Pronouncement Recently Adopted
ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. We adopted the required guidance on January 29, 2023. See Note 12 of Notes to Condensed Consolidated Financial Statements for information regarding our supply chain finance program.
Accounting Pronouncements Not Yet Adopted
ASU No. 2023-07, Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We are currently assessing the impact that this ASU will have on the Company's disclosures.
ASU No. 2023-09, Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures. The ASU is intended to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, as well as income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 15, 2024 and should be applied on a prospective basis, but retrospective application is permitted. We are currently assessing the impact that this ASU will have on the Company's disclosures.
Note 2. Revenue
Disaggregation of Net Sales
We disaggregate our net sales by channel and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise; the distribution center or store from which the products were shipped; or the region of the franchise or licensing partner.
Net sales disaggregated by channel are as follows:

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Store and franchise sales	$2,106	$2,053
Online sales (1)	1,282	1,223
Total net sales	$3,388	$3,276
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended May 4, 2024
U.S. (1)	$1,761	$513	$383	$318	$14	$2,989
Canada	146	66	36	10	—	258
Other regions	9	110	21	1	—	141
Total	$1,916	$689	$440	$329	$14	$3,388

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended April 29, 2023
U.S. (1)	$1,659	$496	$374	$309	$3	$2,841
Canada	145	61	36	10	—	252
Other regions	24	135	22	2	—	183
Total	$1,828	$692	$432	$321	$3	$3,276
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
Deferred Revenue
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended May 4, 2024, the opening balance of deferred revenue for these obligations was $337 million, of which $123 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $310 million as of May 4, 2024.
For the 13 weeks ended April 29, 2023, the opening balance of deferred revenue for these obligations was $354 million, of which $131 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $334 million as of April 29, 2023.
In April 2021, the Company entered into agreements with Barclays and Mastercard relating to a long-term credit card program. The Company received an upfront payment of $60 million related to the agreements prior to the program launch in May 2022, which is being recognized as revenue over the term of the agreements.
Note 3. Income Taxes
The effective income tax rate was 24.0 percent for the 13 weeks ended May 4, 2024, compared with 10.0 percent for the 13 weeks ended April 29, 2023. The increase in the effective tax rate for the 13 weeks ended May 4, 2024 compared with the 13 weeks ended April 29, 2023 is primarily due to changes in the amount and mix of jurisdictional earnings, partially offset by a favorable impact from stock-based compensation.

Note 4. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	May 4, 2024	February 3, 2024	April 29, 2023
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(11)	(12)	(13)
Total long-term debt	$1,489	$1,488	$1,487
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of May 4, 2024, the aggregate estimated fair value of the Senior Notes was $1.27 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
We also have a senior secured asset-based revolving credit agreement (the "ABL Facility"), which has a $2.2 billion borrowing capacity and generally bears interest at a per annum rate based on Secured Overnight Financing Rate ("SOFR") (subject to a zero floor) plus a margin, depending on borrowing base availability. The ABL Facility is scheduled to expire in July 2027. The ABL Facility is available for working capital, capital expenditures, and other general corporate purposes.
There were no borrowings under the ABL Facility as of May 4, 2024 or February 3, 2024. As of April 29, 2023, the Company's outstanding borrowing under the ABL Facility was $350 million and was recorded in long-term liabilities on the Condensed Consolidated Balance Sheet.
We also have the ability to issue letters of credit on our ABL Facility. As of May 4, 2024, we had $48 million in standby letters of credit issued under the ABL Facility.
Note 5. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 weeks ended May 4, 2024 or April 29, 2023.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	May 4, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$53	$35	$18	$—
Short-term investments	199	87	112	—
Derivative financial instruments	14	—	14	—
Deferred compensation plan assets	36	36	—	—
Other assets	4	—	—	4
Total	$306	$158	$144	$4
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	31	31	—	—
Other assets	4	—	—	4
Total	$43	$31	$8	$4
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	April 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2	$—	$2	$—
Derivative financial instruments	19	—	19	—
Deferred compensation plan assets	33	33	—	—
Other assets	4	—	—	4
Total	$58	$33	$21	$4
Liabilities:
Derivative financial instruments	$4	$—	$4	$—
We have highly liquid fixed and variable income investments classified as cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents on the Condensed Consolidated Balance Sheets. Our cash equivalents are placed primarily in debt securities which are recorded at fair value using market prices for identical or similar assets and time deposits which are recorded at amortized cost. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments on the Condensed Consolidated Balance Sheet. These securities are also recorded at fair value using market prices for identical or similar assets.
There were no material realized and unrealized gains or losses on short-term investments as of May 4, 2024. There were no impairment charges recorded for the short-term investments during the 13 weeks ended May 4, 2024.
Derivative financial instruments primarily include foreign exchange forward contracts. See Note 6 of Notes to Condensed Consolidated Financial Statements for information regarding currencies hedged against the U.S. dollar.

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
There were no material impairment charges recorded for long-lived assets during the 13 weeks ended May 4, 2024 or April 29, 2023.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 weeks ended May 4, 2024 or April 29, 2023.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Derivatives designated as cash flow hedges	$323	$381	$330
Derivatives not designated as hedging instruments	408	568	599
Total	$731	$949	$929
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	May 4, 2024	February 3, 2024	April 29, 2023
Derivatives designated as cash flow hedges:
Other current assets	$9	$6	$13
Accrued expenses and other current liabilities	—	2	1

Derivatives not designated as hedging instruments:
Other current assets	5	1	6
Accrued expenses and other current liabilities	—	6	3

Total derivatives in an asset position	$14	$7	$19
Total derivatives in a liability position	$—	$8	$4
All of the unrealized gains and losses from designated cash flow hedges as of May 4, 2024 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of May 4, 2024 shown above.
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
The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income (Loss)
	13 Weeks Ended May 4, 2024		13 Weeks Ended April 29, 2023
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$1,991	$1,192	$2,062	$1,224

Gain recognized in net income (loss)
Derivatives designated as cash flow hedges	(2)	—	(2)	—
Derivatives not designated as hedging instruments	—	(7)	—	(8)
Total gain recognized in net income (loss)	$(2)	$(7)	$(2)	$(8)

Note 7. Share Repurchases
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). There were no shares repurchased, excluding shares withheld to settle employee tax withholding payments related to the vesting of stock units, during the 13 weeks ended May 4, 2024 and April 29, 2023. The February 2019 repurchase program had $476 million remaining as of May 4, 2024. All common stock repurchased is immediately retired.
Note 8. Earnings (Loss) Per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	13 Weeks Ended
(shares in millions)	May 4, 2024	April 29, 2023
Weighted-average number of shares - basic	374	367
Common stock equivalents (1)	9	—
Weighted-average number of shares - diluted	383	367
_________
(1)For the 13 weeks ended April 29, 2023, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company's net loss for the period.
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 6 million and 7 million for the 13 weeks ended May 4, 2024 and April 29, 2023, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of May 4, 2024, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of May 4, 2024, February 3, 2024, and April 29, 2023, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to May 4, 2024, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of May 4, 2024, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each operating segment has a brand president who is responsible for various geographies and channels. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of May 4, 2024. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
See Note 2 of Notes to Condensed Consolidated Financial Statements for disaggregation of revenue by channel and by brand and region.

Note 11. Divestitures
On November 7, 2022, we signed agreements to transition our Gap China and Gap Taiwan ("Gap Greater China") operations to a third party, Baozun Inc. ("Baozun"), to operate Gap Greater China stores and the in-market website as a franchise partner, subject to regulatory approvals and closing conditions. On January 31, 2023, the Gap China transaction closed with Baozun. The impact upon divestiture was not material to our results of operations for the 13 weeks ended April 29, 2023. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
Note 12. Supply Chain Finance Program
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
The Company's outstanding obligations under the SCF program were $324 million, $373 million, and $322 million as of May 4, 2024, February 3, 2024, and April 29, 2023, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

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
OVERVIEW
Financial results for the first quarter of fiscal 2024 are as follows:
•Net sales for the first quarter of fiscal 2024 increased 3 percent compared with the first quarter of fiscal 2023.
•Store and franchise sales for the first quarter of fiscal 2024 increased 3 percent compared with the first quarter of fiscal 2023 and online sales for the first quarter of fiscal 2024 increased 5 percent compared with the first quarter of fiscal 2023.
•Gross profit for the first quarter of fiscal 2024 was $1.40 billion compared with $1.21 billion for the first quarter of fiscal 2023. Gross margin for the first quarter of fiscal 2024 was 41.2 percent compared with 37.1 percent for the first quarter of fiscal 2023.
•Operating income for the first quarter of fiscal 2024 was $205 million compared with operating loss of $(10) million for the first quarter of fiscal 2023.
•The effective income tax rate for the first quarter of fiscal 2024 was 24.0 percent compared with 10.0 percent for the first quarter of fiscal 2023.
•Net income for the first quarter of fiscal 2024 was $158 million compared with net loss of $(18) million for the first quarter of fiscal 2023.
•Diluted earnings per share was $0.41 for the first quarter of fiscal 2024 compared with diluted loss per share of $(0.05) for the first quarter of fiscal 2023.
•Merchandise inventory as of the first quarter of fiscal 2024 decreased 15 percent compared with the first quarter of fiscal 2023.
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
We are focused on the following strategic priorities in the near term:
•maintaining and building upon financial and operational rigor, through an optimized cost structure and disciplined inventory management;
•reinvigorating our brands to drive relevance and an engaging omni-channel experience;
•strengthening and evolving our operating platform with a digital-first mindset to drive scale and efficiency;
•energizing our culture by attracting and retaining strong talent; and
•continuing to integrate social and environmental sustainability into business practices to support long-term growth.

RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Fiscal 2024 consists of 52 weeks versus 53 weeks in fiscal 2023. Due to the 53rd week in fiscal 2023, in order to maintain consistency, Comp Sales for the first quarter of fiscal 2024 are compared to the 13 weeks ended May 6, 2023.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended
	May 4, 2024	April 29, 2023
Old Navy Global	3%	(1)%
Gap Global	3%	1%
Banana Republic Global	1%	(8)%
Athleta Global	5%	(13)%
The Gap, Inc.	3%	(3)%

Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2024	13 Weeks Ended May 4, 2024		May 4, 2024
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	5	4	1,244	19.8
Gap North America	472	—	6	466	4.9
Gap Asia	134	—	2	132	1.2
Banana Republic North America	400	—	3	397	3.3
Banana Republic Asia	43	1	1	43	0.2
Athleta North America	270	2	—	272	1.1
Company-operated stores total	2,562	8	16	2,554	30.5
Franchise	998	37	18	1,017	N/A
Total	3,560	45	34	3,571	30.5
Increase (decrease) over prior year				3.4%	(1.9)%

	January 28, 2023	13 Weeks Ended April 29, 2023		April 29, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	15	1	1,252	20.0
Gap North America	493	—	5	488	5.1
Gap Asia (1)	232	1	1	143	1.2
Banana Republic North America	419	—	6	413	3.5
Banana Republic Asia	46	2	2	46	0.2
Athleta North America	257	3	1	259	1.1
Company-operated stores total	2,685	21	16	2,601	31.1
Franchise (1)	667	57	6	852	N/A
Total	3,352	78	22	3,453	31.1
Increase (decrease) over prior year				1.1%	(6.3)%
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

Net Sales
Our net sales increased $112 million, or 3 percent, during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, driven primarily by an increase in Comp Sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Cost of goods sold and occupancy expenses	$1,991	$2,062
Gross profit	$1,397	$1,214
Cost of goods sold and occupancy expenses as a percentage of net sales	58.8%	62.9%
Gross margin	41.2%	37.1%
Cost of goods sold and occupancy expenses decreased 4.1 percentage points as a percentage of net sales in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023.
•Cost of goods sold decreased 3.4 percentage points as a percentage of net sales in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, primarily driven by lower commodity costs.
•Occupancy expenses decreased 0.7 percentage points as a percentage of net sales in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, primarily driven by an increase in net sales without a corresponding increase in occupancy expenses.
Operating Expenses

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Operating expenses	$1,192	$1,224
Operating expenses as a percentage of net sales	35.2%	37.4%
Operating margin	6.1%	(0.3)%
Operating expenses decreased $32 million, or 2.2 percentage points as a percentage of net sales during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, primarily due to the following:
•restructuring expenses of $71 million incurred during the first quarter of fiscal 2023 as a result of actions taken to simplify and optimize our operating model and structure; partially offset by
•a gain on the sale of a building of $47 million that occurred during the first quarter of fiscal 2023.

Interest Expense

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Interest expense	$21	$23
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes.
Interest Income

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Interest income	$(24)	$(13)
Interest income increased $11 million during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023 primarily due to higher cash balances and higher interest rates.
Income Taxes

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Income tax expense (benefit)	$50	$(2)
Effective tax rate	24.0%	10.0%
The increase in the effective tax rate for the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023 is primarily due to changes in the amount and mix of jurisdictional earnings, partially offset by a favorable impact from stock-based compensation.
The Organization for Economic Co-operation and Development ("OECD") has introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. The rules, as they currently stand, did not have a material impact on the effective tax rate for the first quarter of fiscal 2024 and are not expected to have a material impact on our fiscal 2024 effective tax rate. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, short-term investments, our Senior Notes, and our ABL Facility. As of May 4, 2024, we had cash and cash equivalents of $1.53 billion and short-term investments of $199 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we have issued $1.5 billion aggregate principal amount of our Senior Notes, and are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of May 4, 2024. See Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Senior Notes and ABL Facility.
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
Cash Flows from Operating Activities
Net cash provided by operating activities increased $15 million during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, primarily due to the following:
    Net Income (Loss)
•Net income compared with net loss in prior comparable period; partially offset by
Changes in operating assets and liabilities
•a decrease of $136 million related to accrued expenses and other current liabilities primarily due to higher payments for performance-based compensation during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023.
Cash Flows from Investing Activities
Net cash used for investing activities increased $261 million during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, primarily due to the following:
•$201 million for purchases of short-term investments during the first quarter of fiscal 2024; and
•$76 million in net proceeds from the sale of a building during the first quarter of fiscal 2023.

Cash Flows from Financing Activities
Net cash used for financing activities increased $19 million during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, primarily due to an increase of $21 million for withholdings of tax payments related to vesting of stock units during the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	13 Weeks Ended
($ in millions)	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$30	$15
Less: Purchases of property and equipment	(93)	(117)
Free cash flow	$(63)	$(102)
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the first quarter of fiscal 2024. In May 2024, the Board authorized a dividend of $0.15 per share for the second quarter of fiscal 2024.
Share Repurchases
Certain information about the Company’s share repurchases is set forth in Note 7 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.
Summary Disclosures about Contractual Cash Obligations and Commercial Commitments
There have been no material changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 3, 2024, other than those which occur in the normal course of business. See Note 9 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on commitments and contingencies.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024. See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on accounting policies.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Our market risk profile as of February 3, 2024 is disclosed in our Annual Report on Form 10-K and has not significantly changed other than as noted below.
As of May 4, 2024, we had $199 million in short-term investments and $53 million in cash equivalents which were recorded on the Condensed Consolidated Balance Sheet. Changes in interest rates impact the fair value of our investments and the interest income derived from our investments.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.     Risk Factors.
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2019, the Board approved a $1.0 billion share repurchase authorization, which has no expiration date. There were no shares repurchased, excluding shares withheld to settle employee tax withholding payments related to the vesting of stock units, during the 13 weeks ended May 4, 2024. The February 2019 repurchase program had $476 million remaining as of May 4, 2024.
Item 5.     Other Information.
During the 13 weeks ended May 4, 2024, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On April 9, 2024, Gurmeet Singh, Chief Digital and Technology Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 50,000 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 9, 2025, or when all shares under the plan are sold.
On April 5, 2024, Sarah (Sally) Gilligan, Chief Supply Chain and Transformation Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 277,388 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 1, 2025, or when all shares under the plan are sold.
On April 4, 2024, Mark Breitbard, President and CEO of Gap brand, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 1,190,606 shares (including 1,058,798 shares pursuant to unexercised stock options granted from 2017 to 2022) of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 4, 2025, or when all shares under the plan are sold.
On March 25, 2024, Horacio (Haio) Barbeito, President and CEO of Old Navy, modified a trading plan previously adopted on December 8, 2023 intended to satisfy the affirmative defense of Rule 10b5-1(c). Previously, the plan provided for the sale of up to 164,417 shares of Gap Inc. common stock, which included an estimate of the number of shares to be acquired in the future under our ESPP. 23,640 shares were sold under the plan before the modification date. As modified, up to 132,028 shares of Gap Inc. common stock may be sold under the plan. This figure does not include shares already sold under the plan and includes an estimate of the number of shares to be acquired in the future under our ESPP; however, the actual number of shares acquired under the ESPP may vary. Unless otherwise terminated pursuant to its terms, the modified plan will still terminate on December 6, 2024, or when all shares under the plan are sold.
On March 25, 2024, Sandra Stangl, former President and CEO of Banana Republic, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 229,829 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 31, 2025, or when all shares under the plan are sold.
On March 18, 2024, Robert Fisher, a director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to gift up to 7,000 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 18, 2025, or when all shares under the plan are gifted.
On March 18, 2024, William Fisher, a director, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to gift up to 7,000 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on March 18, 2025, or when all shares under the plan are gifted.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation (P)	10-K	1-7562	3.1	April 26, 1993
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-K	1-7562	3.2	April 4, 2000
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	1-7562	3.1	May 10, 2024
3.4	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	2024 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.1	March 15, 2024
10.2†	2024 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.2	March 15, 2024
10.3†	2024 Form of Director Stock Unit Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.3	March 15, 2024
10.4	Amendment No. 1, dated as of March 27, 2024, to Fourth Amended and Restated Revolving Credit Agreement, dated as of July 13, 2022					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
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

THE GAP, INC.

Date:	May 31, 2024	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 31, 2024	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)