Form 10-Q
period 2024-08-03
GAP INC
filed 2024-08-30
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 1-7562
THE GAP, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-1697231
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Folsom Street
San Francisco, California 94105
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (415) 427-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.05 par value	GAP	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of August 23, 2024 was 376,316,912.

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
•the timing of revenue recognition of upfront payments related to our credit card program agreement;
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
•our ability to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments;
•the impact of the seasonality of our operations on certain cash inflows and outflows;
•the ability of our cash flows from our operations, current balances of cash, cash equivalents, and short-term investments, the Senior Notes and the ABL Facility, and other available market instruments to support our business operations and liquidity requirements;
•the importance of our sustained ability to generate free cash flow, which is a non-GAAP financial measure and is defined and discussed in more detail in Part 1, Item 2 of this Form 10-Q below;
•our dividend policy, including the potential timing and amounts of future dividends; and
•the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following risks, any of which could have an adverse effect on our business, financial condition, results of operations, or reputation:
•the overall global economic and geopolitical environment, including the ongoing Russia-Ukraine and Israel-Hamas conflicts and upcoming elections in the United States, and impacts on consumer spending patterns;
•social and political unrest in our sourcing countries, including Bangladesh, and disruptions to global trade and shipping capacity, including in the Red Sea;
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
•the risk that we fail to manage key executive succession and retention or continue to attract qualified personnel;

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
•evolving regulations and expectations with respect to ESG matters, including climate reporting;
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
•the adverse effects of climate change on our operations and those of our franchisees, vendors, and other business partners;
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
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of August 30, 2024. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	August 3, 2024	February 3, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,900	$1,873	$1,350
Short-term investments	246	—	—
Merchandise inventory	2,107	1,995	2,226
Other current assets	556	527	663
Total current assets	4,809	4,395	4,239
Property and equipment, net of accumulated depreciation of $4,926, $4,874, and $4,841	2,525	2,566	2,595
Operating lease assets	3,185	3,115	3,113
Other long-term assets	990	968	903
Total assets	$11,509	$11,044	$10,850
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,522	$1,349	$1,406
Accrued expenses and other current liabilities	1,029	1,108	1,007
Current portion of operating lease liabilities	613	600	578
Income taxes payable	60	39	16
Total current liabilities	3,224	3,096	3,007
Long-term liabilities:
Revolving credit facility	—	—	150
Long-term debt	1,489	1,488	1,487
Long-term operating lease liabilities	3,357	3,353	3,433
Other long-term liabilities	538	512	510
Total long-term liabilities	5,384	5,353	5,580
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 376, 372, and 369 shares	19	19	18
Additional paid-in capital	159	113	73
Retained earnings	2,672	2,420	2,128
Accumulated other comprehensive income	51	43	44
Total stockholders’ equity	2,901	2,595	2,263
Total liabilities and stockholders’ equity	$11,509	$11,044	$10,850
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ and shares in millions except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$3,720	$3,548	$7,108	$6,824
Cost of goods sold and occupancy expenses	2,137	2,215	4,128	4,277
Gross profit	1,583	1,333	2,980	2,547
Operating expenses	1,290	1,227	2,482	2,451
Operating income	293	106	498	96
Interest expense	24	15	45	38
Interest income	(27)	(17)	(51)	(30)
Income before income taxes	296	108	504	88
Income tax expense (benefit)	90	(9)	140	(11)
Net income	$206	$117	$364	$99
Weighted-average number of shares - basic	376	369	375	368
Weighted-average number of shares - diluted	383	371	383	372
Earnings per share - basic	$0.55	$0.32	$0.97	$0.27
Earnings per share - diluted	$0.54	$0.32	$0.95	$0.27
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income	$206	$117	$364	$99
Other comprehensive income (loss), net of tax
Foreign currency translation and other	4	(3)	3	(4)
Change in fair value of derivative financial instruments, net of tax expense of $4, $—, $5, $2	(1)	(2)	6	6
Reclassification adjustment for (gains) losses on derivative financial instruments, net of tax expense of $(5), $(1), $(5), $(1)	1	(4)	(1)	(6)
Other comprehensive income (loss), net of tax	4	(9)	8	(4)
Comprehensive income	$210	$108	$372	$95
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of May 4, 2024	375	$19	$119	$2,522	$47	$2,707
Net income for the 13 weeks ended August 3, 2024				206		206
Other comprehensive income, net of tax					4	4
Issuance of common stock related to stock options and employee stock purchase plans	—	—	11			11
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(2)			(2)
Share-based compensation, net of forfeitures			31			31
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of August 3, 2024	376	$19	$159	$2,672	$51	$2,901

Balance as of April 29, 2023	368	$18	$47	$2,067	$53	$2,185
Net income for the 13 weeks ended July 29, 2023				117		117
Other comprehensive loss, net of tax					(9)	(9)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(1)			(1)
Share-based compensation, net of forfeitures			21			21
Common stock dividends declared and paid ($0.15 per share)				(56)		(56)
Balance as of July 29, 2023	369	$18	$73	$2,128	$44	$2,263

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 3, 2024	372	$19	$113	$2,420	$43	$2,595
Net income for the 26 weeks ended August 3, 2024				364		364
Other comprehensive income, net of tax					8	8
Issuance of common stock related to stock options and employee stock purchase plans	1	—	21			21
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(33)			(33)
Share-based compensation, net of forfeitures			58			58
Common stock dividends declared and paid ($0.30 per share)				(112)		(112)
Balance as of August 3, 2024	376	$19	$159	$2,672	$51	$2,901

Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
Net income for the 26 weeks ended July 29, 2023				99		99
Other comprehensive loss, net of tax					(4)	(4)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	13			13
Issuance of common stock and withholding tax payments related to vesting of stock units	2	—	(11)			(11)
Share-based compensation, net of forfeitures			44			44
Common stock dividends declared and paid ($0.30 per share)				(111)		(111)
Balance as of July 29, 2023	369	$18	$73	$2,128	$44	$2,263
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$364	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247	267
Share-based compensation	58	44
Non-cash and other items	(1)	32
Gain on sale of building	—	(47)
Deferred income taxes	(8)	5
Changes in operating assets and liabilities:
Merchandise inventory	(118)	160
Other current assets and other long-term assets	(33)	64
Accounts payable	155	104
Accrued expenses and other current liabilities	(88)	(76)
Income taxes payable, net of receivables and other tax-related items	61	5
Other long-term liabilities	(7)	(16)
Operating lease assets and liabilities, net	(51)	(113)
Net cash provided by operating activities	579	528
Cash flows from investing activities:
Purchases of property and equipment	(182)	(199)
Net proceeds from sale of building	—	76
Purchases of short-term investments	(276)	—
Proceeds from sales and maturities of short-term investments	33	—
Net proceeds from divestiture activity, net of cash paid	—	11
Net cash used for investing activities	(425)	(112)
Cash flows from financing activities:
Repayments of revolving credit facility	—	(200)
Proceeds from issuances under share-based compensation plans	21	13
Withholding tax payments related to vesting of stock units	(33)	(11)
Cash dividends paid	(112)	(111)
Net cash used for financing activities	(124)	(309)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(2)	(2)
Net increase in cash, cash equivalents, and restricted cash	28	105
Cash, cash equivalents, and restricted cash at beginning of period	1,901	1,273
Cash, cash equivalents, and restricted cash at end of period	$1,929	$1,378
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$31	$40
Cash paid for income taxes during the period, net of refunds	$97	$(20)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of August 3, 2024 and July 29, 2023 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 3, 2024 has been derived from our audited financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, acts of terrorism or war, global credit and banking markets, and the geopolitical landscape including new legislation and upcoming elections. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets. If the global economic conditions change beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of August 3, 2024, February 3, 2024, and July 29, 2023, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,900	$1,873	$1,350
Restricted cash included in other long-term assets	29	28	28
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,929	$1,901	$1,378
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
Net sales disaggregated by channel are as follows:

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Store and franchise sales	$2,476	$2,387	$4,582	$4,440
Online sales (1)	1,244	1,161	2,526	2,384
Total net sales	$3,720	$3,548	$7,108	$6,824
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended August 3, 2024
U.S. (1)	$1,953	$579	$414	$327	$14	$3,287
Canada	159	77	43	10	—	289
Other regions	11	110	22	1	—	144
Total	$2,123	$766	$479	$338	$14	$3,720

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended July 29, 2023
U.S. (1)	$1,777	$542	$415	$327	$11	$3,072
Canada	165	76	44	13	—	298
Other regions	19	137	21	1	—	178
Total	$1,961	$755	$480	$341	$11	$3,548

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended August 3, 2024
U.S. (1)	$3,714	$1,092	$797	$645	$28	$6,276
Canada	305	143	79	20	—	547
Other regions	20	220	43	2	—	285
Total	$4,039	$1,455	$919	$667	$28	$7,108

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
26 Weeks Ended July 29, 2023
U.S. (1)	$3,436	$1,038	$789	$636	$14	$5,913
Canada	310	137	80	23	—	550
Other regions	43	272	43	3	—	361
Total	$3,789	$1,447	$912	$662	$14	$6,824
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended August 3, 2024, the opening balance of deferred revenue for these obligations was $310 million, of which $116 million was recognized as revenue during the period. For the 26 weeks ended August 3, 2024, the opening balance of deferred revenue for these obligations was $337 million, of which $181 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $280 million as of August 3, 2024.
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
In April 2021, the Company entered into agreements with Barclays and Mastercard relating to a long-term credit card program. The Company received an upfront payment of $60 million related to the agreements prior to the program launch in May 2022, which is being recognized as revenue over the term of the agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards.

Note 3. Income Taxes
The effective income tax rate was 30.4 percent for the 13 weeks ended August 3, 2024, compared with negative 8.3 percent for the 13 weeks ended July 29, 2023. The increase in the effective tax rate for the 13 weeks ended August 3, 2024 compared with the 13 weeks ended July 29, 2023 is primarily due to tax benefits recognized in the prior year from a U.S. transfer pricing settlement related to our sourcing activities, changes in valuation allowances in the prior year, current year increases to certain income tax reserves, and changes in the amount and mix of jurisdictional earnings.
The effective income tax rate was 27.8 percent for the 26 weeks ended August 3, 2024, compared with negative 12.5 percent for the 26 weeks ended July 29, 2023. The increase in the effective tax rate for the 26 weeks ended August 3, 2024 compared with the 26 weeks ended July 29, 2023 is primarily due to tax benefits recognized in the prior year from a U.S. transfer pricing settlement related to our sourcing activities, changes in valuation allowances in the prior year, current year increases to certain income tax reserves, and changes in the amount and mix of jurisdictional earnings, partially offset by a favorable impact from stock-based compensation.
Note 4. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	August 3, 2024	February 3, 2024	July 29, 2023
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(11)	(12)	(13)
Total long-term debt	$1,489	$1,488	$1,487
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of August 3, 2024, the aggregate estimated fair value of the Senior Notes was $1.29 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
There were no borrowings under the ABL Facility as of August 3, 2024 or February 3, 2024. As of July 29, 2023, the Company's outstanding borrowing under the ABL Facility was $150 million and was recorded in long-term liabilities on the Condensed Consolidated Balance Sheet.
We also have the ability to issue letters of credit on our ABL Facility. As of August 3, 2024, we had $47 million in standby letters of credit issued under the ABL Facility.
Note 5. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 26 weeks ended August 3, 2024 or July 29, 2023.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	August 3, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9	$3	$6	$—
Short-term investments	246	124	122	—
Derivative financial instruments	16	—	16	—
Deferred compensation plan assets	40	40	—	—
Other assets	4	—	—	4
Total	$315	$167	$144	$4
Liabilities:
Derivative financial instruments	$3	$—	$3	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	31	31	—	—
Other assets	4	—	—	4
Total	$43	$31	$8	$4
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	July 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	11	—	11	—
Deferred compensation plan assets	36	36	—	—
Other assets	4	—	—	4
Total	$52	$36	$12	$4
Liabilities:
Derivative financial instruments	$9	$—	$9	$—
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
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during the 13 and 26 weeks ended August 3, 2024.
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
There were no material impairment charges recorded for long-lived assets during the 13 and 26 weeks ended August 3, 2024 or July 29, 2023.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 and 26 weeks ended August 3, 2024 or July 29, 2023.
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
Cash Flow Hedges
We designate foreign exchange forward contracts used to hedge forecasted merchandise purchases and related costs denominated in U.S. dollars made by our international subsidiaries whose functional currencies are their local currencies as cash flow hedges. The foreign exchange forward contracts entered into to hedge forecasted merchandise purchases and related costs generally have terms of up to 24 months. The effective portion of the gain or loss on the derivative financial instruments is reported as a component of other comprehensive income (loss) and is recognized into net income during the period in which the underlying transaction impacts the Condensed Consolidated Statements of Operations.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Derivatives designated as cash flow hedges	$457	$381	$368
Derivatives not designated as hedging instruments	410	568	570
Total	$867	$949	$938
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	August 3, 2024	February 3, 2024	July 29, 2023
Derivatives designated as cash flow hedges:
Other current assets	$8	$6	$7
Other long-term assets	2	—	1
Accrued expenses and other current liabilities	2	2	2
Other long-term liabilities	1	—	1

Derivatives not designated as hedging instruments:
Other current assets	6	1	3
Accrued expenses and other current liabilities	—	6	6

Total derivatives in an asset position	$16	$7	$11
Total derivatives in a liability position	$3	$8	$9
The majority of the unrealized gains and losses from designated cash flow hedges as of August 3, 2024 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of August 3, 2024 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of (Gain) Loss Recognized in Net Income
	13 Weeks Ended August 3, 2024		13 Weeks Ended July 29, 2023
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,137	$1,290	$2,215	$1,227

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(4)	—	(5)	—
Derivatives not designated as hedging instruments	—	(6)	—	10
Total (gain) loss recognized in net income	$(4)	$(6)	$(5)	$10

	Location and Amount of (Gain) Loss Recognized in Net Income
	26 Weeks Ended August 3, 2024		26 Weeks Ended July 29, 2023
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$4,128	$2,482	$4,277	$2,451

(Gain) loss recognized in net income
Derivatives designated as cash flow hedges	(6)	—	(7)	—
Derivatives not designated as hedging instruments	—	(13)	—	2
Total (gain) loss recognized in net income	$(6)	$(13)	$(7)	$2
Note 7. Share Repurchases
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). There were no shares repurchased, excluding shares withheld to settle employee tax withholding payments related to the vesting of stock units, during the 13 and 26 weeks ended August 3, 2024 and July 29, 2023. The February 2019 repurchase program had $476 million remaining as of August 3, 2024. All common stock repurchased is immediately retired.
Note 8. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		26 Weeks Ended
(shares in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Weighted-average number of shares - basic	376	369	375	368
Common stock equivalents	7	2	8	4
Weighted-average number of shares - diluted	383	371	383	372
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 2 million and 9 million for the 13 weeks ended August 3, 2024 and July 29, 2023, respectively, and 3 million and 7 million for the 26 weeks ended August 3, 2024 and July 29, 2023, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.
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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of August 3, 2024, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of August 3, 2024, February 3, 2024, and July 29, 2023, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to August 3, 2024, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.

We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of August 3, 2024, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of August 3, 2024. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
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
The Company's outstanding obligations under the SCF program were $412 million, $373 million, and $390 million as of August 3, 2024, February 3, 2024, and July 29, 2023, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

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
OVERVIEW
Financial results for the second quarter of fiscal 2024 are as follows:
•Net sales for the second quarter of fiscal 2024 increased 5 percent compared with the second quarter of fiscal 2023.
•Store and franchise sales for the second quarter of fiscal 2024 increased 4 percent compared with the second quarter of fiscal 2023 and online sales for the second quarter of fiscal 2024 increased 7 percent compared with the second quarter of fiscal 2023.
•Gross profit for the second quarter of fiscal 2024 was $1.58 billion compared with $1.33 billion for the second quarter of fiscal 2023. Gross margin for the second quarter of fiscal 2024 was 42.6 percent compared with 37.6 percent for the second quarter of fiscal 2023.
•Operating income for the second quarter of fiscal 2024 was $293 million compared with $106 million for the second quarter of fiscal 2023.
•The effective income tax rate for the second quarter of fiscal 2024 was 30.4 percent compared with negative 8.3 percent for the second quarter of fiscal 2023.
•Net income for the second quarter of fiscal 2024 was $206 million compared with $117 million for the second quarter of fiscal 2023.
•Diluted earnings per share was $0.54 for the second quarter of fiscal 2024 compared with $0.32 for the second quarter of fiscal 2023.
•Merchandise inventory as of the second quarter of fiscal 2024 decreased 5 percent compared with the second quarter of fiscal 2023.
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

RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Fiscal 2024 consists of 52 weeks versus 53 weeks in fiscal 2023. Due to the 53rd week in fiscal 2023, in order to maintain consistency, Comp Sales for the second quarter of fiscal 2024 and the first half of fiscal 2024 are compared to the 13 and 26 weeks ended August 5, 2023.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Old Navy Global	5%	(6)%	4%	(4)%
Gap Global	3%	(1)%	3%	—%
Banana Republic Global	—%	(8)%	1%	(8)%
Athleta Global	(4)%	(7)%	—%	(10)%
The Gap, Inc.	3%	(6)%	3%	(4)%

Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2024	26 Weeks Ended August 3, 2024		August 3, 2024
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	10	5	1,248	19.8
Gap North America	472	1	13	460	4.9
Gap Asia	134	—	7	127	1.1
Banana Republic North America	400	1	8	393	3.3
Banana Republic Asia	43	1	2	42	0.2
Athleta North America	270	2	1	271	1.1
Company-operated stores total	2,562	15	36	2,541	30.4
Franchise	998	81	52	1,027	N/A
Total	3,560	96	88	3,568	30.4
Increase (decrease) over prior year				3.2%	(1.6)%

	January 28, 2023	26 Weeks Ended July 29, 2023		July 29, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	17	8	1,247	19.9
Gap North America	493	—	12	481	5.1
Gap Asia (1)	232	1	4	140	1.2
Banana Republic North America	419	—	11	408	3.4
Banana Republic Asia	46	3	2	47	0.2
Athleta North America	257	15	3	269	1.1
Company-operated stores total	2,685	36	40	2,592	30.9
Franchise (1)	667	101	38	864	N/A
Total	3,352	137	78	3,456	30.9
Increase (decrease) over prior year				1.9%	(6.4)%
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

Net Sales
Our net sales increased $172 million, or 5 percent, during the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023, driven primarily by an increase in Comp Sales at Old Navy Global and incremental income related to the revenue sharing arrangement from our credit card agreement for the quarter. Our net sales increased $284 million, or 4 percent, during the first half of fiscal 2024 compared with the first half of fiscal 2023, driven primarily by an increase in Comp Sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Cost of goods sold and occupancy expenses	$2,137	$2,215	$4,128	$4,277
Gross profit	$1,583	$1,333	$2,980	$2,547
Cost of goods sold and occupancy expenses as a percentage of net sales	57.4%	62.4%	58.1%	62.7%
Gross margin	42.6%	37.6%	41.9%	37.3%
Cost of goods sold and occupancy expenses decreased 5.0 percentage points as a percentage of net sales in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023.
•Cost of goods sold decreased 4.1 percentage points as a percentage of net sales in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023, primarily driven by lower commodity costs, an increase in net sales due to the incremental income in the second quarter of fiscal 2024 related to our revenue sharing arrangement from our credit card agreement, and improved promotional activity.
•Occupancy expenses decreased 0.9 percentage points as a percentage of net sales in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023, primarily driven by an increase in net sales without a corresponding increase in occupancy expenses.
Cost of goods sold and occupancy expenses decreased 4.6 percentage points as a percentage of net sales in the first half of fiscal 2024 compared with the first half of fiscal 2023.
•Cost of goods sold decreased 3.8 percentage points as a percentage of net sales in the first half of fiscal 2024 compared with the first half of fiscal 2023, primarily driven by lower commodity costs and improved promotional activity.
•Occupancy expenses decreased 0.8 percentage points as a percentage of net sales in the first half of fiscal 2024 compared with the first half of fiscal 2023, primarily driven by an increase in net sales without a corresponding increase in occupancy expenses.
Operating Expenses

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating expenses	$1,290	$1,227	$2,482	$2,451
Operating expenses as a percentage of net sales	34.7%	34.6%	34.9%	35.9%
Operating margin	7.9%	3.0%	7.0%	1.4%
Operating expenses increased $63 million, or 0.1 percentage points as a percentage of net sales during the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023, primarily due to the following:
•an increase in performance-based compensation; partially offset by
•a decrease in advertising expenses; and
•restructuring expenses of $13 million incurred during the second quarter of fiscal 2023 as a result of actions taken to simplify and optimize our operating model and structure.
Operating expenses increased $31 million, but decreased 1.0 percentage points as a percentage of net sales during the first half of fiscal 2024 compared with the first half of fiscal 2023, due to an increase in net sales as well as the following:
•an increase in performance-based compensation; and
•a gain on sale of building of $47 million that occurred during the first quarter of fiscal 2023; partially offset by
•restructuring expenses of $84 million incurred during the first half of fiscal 2023 as a result of actions taken to simplify and optimize our operating model and structure; and
•a decrease in advertising expenses.

Interest Expense

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest expense	$24	$15	$45	$38
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense. The interest expense for the second quarter of fiscal 2023 and the first half of fiscal 2023 also included a benefit from the reversal of previously recognized interest expense as a result of a U.S. transfer pricing settlement related to our sourcing activities.
Interest Income

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest income	$(27)	$(17)	$(51)	$(30)
Interest income increased $10 million during the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 and increased $21 million during the first half of fiscal 2024 compared with the first half of fiscal 2023, primarily due to higher cash balances and higher interest rates.
Income Taxes

	13 Weeks Ended		26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Income tax expense (benefit)	$90	$(9)	$140	$(11)
Effective tax rate	30.4%	(8.3)%	27.8%	(12.5)%
The increase in the effective tax rate for the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023 is primarily due to tax benefits recognized in the prior year from a U.S. transfer pricing settlement related to our sourcing activities, changes in valuation allowances in the prior year, current year increases to certain income tax reserves, and changes in the amount and mix of jurisdictional earnings.

The increase in the effective tax rate for the first half of fiscal 2024 compared with the first half of fiscal 2023 is primarily due to tax benefits recognized in the prior year from a U.S. transfer pricing settlement related to our sourcing activities, changes in valuation allowances in the prior year, current year increases to certain income tax reserves, and changes in the amount and mix of jurisdictional earnings, partially offset by a favorable impact from stock-based compensation.
The Organization for Economic Co-operation and Development ("OECD") has introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. The rules, as they currently stand, did not have a material impact on the effective tax rate for the second quarter of fiscal 2024 or for the first half of fiscal 2024 and are not expected to have a material impact on our fiscal 2024 effective tax rate. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, short-term investments, our Senior Notes, and our ABL Facility. As of August 3, 2024, we had cash and cash equivalents of $1.90 billion and short-term investments of $246 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we have issued $1.5 billion aggregate principal amount of our Senior Notes, and are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of August 3, 2024. See Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Senior Notes and ABL Facility.
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
Cash Flows from Operating Activities
Net cash provided by operating activities increased $51 million during the first half of fiscal 2024 compared with the first half of fiscal 2023, primarily due to the following:
    Net Income
•an increase in net income;
Non-cash items
•an increase of $47 million due to a gain that occurred during the first half of fiscal 2023 resulting from the sale of a building;
Changes in operating assets and liabilities
•a decrease of $278 million related to merchandise inventory primarily due to a decrease in inventory levels during the first half of fiscal 2023.
Cash Flows from Investing Activities
Net cash used for investing activities increased $313 million during the first half of fiscal 2024 compared with the first half of fiscal 2023, primarily due to the following:
•$243 million of net purchases of short-term investments during the first half of fiscal 2024; and
•$76 million in net proceeds from the sale of a building during the first half of fiscal 2023.

Cash Flows from Financing Activities
Net cash used for financing activities decreased $185 million during the first half of fiscal 2024 compared with the first half of fiscal 2023, primarily due to $200 million for repayments of ABL Facility borrowings during the first half of fiscal 2023.
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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	26 Weeks Ended
($ in millions)	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$579	$528
Less: Purchases of property and equipment	(182)	(199)
Free cash flow	$397	$329
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the second quarter of fiscal 2024. In August 2024, the Board authorized a dividend of $0.15 per share for the third quarter of fiscal 2024.
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
As of August 3, 2024, we had $246 million in short-term investments and $9 million in cash equivalents which were recorded on the Condensed Consolidated Balance Sheet. Changes in interest rates impact the fair value of our investments and the interest income derived from our investments.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2019, the Board approved a $1.0 billion share repurchase authorization, which has no expiration date. There were no shares repurchased, excluding shares withheld to settle employee tax withholding payments related to the vesting of stock units, during the 13 weeks ended August 3, 2024. The February 2019 repurchase program had $476 million remaining as of August 3, 2024.
Item 5.     Other Information.
During the 13 weeks ended August 3, 2024, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation					X
3.2	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	The Gap, Inc. Senior Executive Severance Plan, effective July 1, 2024	8-K	1-7562	10.1	June 28, 2024
10.2†	Participation Agreement with Chris Blakeslee under The Gap, Inc. Senior Executive Severance Plan					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					X
_____________________________
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GAP, INC.

Date:	August 30, 2024	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 30, 2024	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)