Form 10-Q
period 2024-11-02
GAP INC
filed 2024-11-26
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares of the registrant’s common stock outstanding as of November 19, 2024 was 377,121,870.

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
•the impact of the seasonality of our operations, in addition to the impact of global economic conditions, on certain cash inflows and outflows;
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
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following risks, any of which could have an adverse effect on our business, financial condition, results of operations, or reputation:
•the overall global economic and geopolitical environment, including the ongoing Russia-Ukraine and Israel-Hamas conflicts and recent elections in the United States, and impacts on consumer spending patterns;
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
•evolving regulations and expectations with respect to ESG matters, including climate reporting;
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
•the risk that changes in our business structure, our performance, or our industry could result in reductions in our pre-tax income or utilization of existing tax carryforwards in future periods, and require additional deferred tax valuation allowances; and
•the risk that the adoption of new accounting pronouncements will impact future results.
Additional information regarding factors that could cause results to differ can be found in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and our other filings with the U.S. Securities and Exchange Commission.
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of November 26, 2024. We assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
We suggest that this document be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.

THE GAP, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
THE GAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

($ and shares in millions except par value)	November 2, 2024	February 3, 2024	October 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,969	$1,873	$1,351
Short-term investments	250	—	—
Merchandise inventory	2,331	1,995	2,377
Other current assets	580	527	646
Total current assets	5,130	4,395	4,374
Property and equipment, net of accumulated depreciation of $4,985, $4,874, and $4,890	2,546	2,566	2,552
Operating lease assets	3,217	3,115	3,200
Other long-term assets	960	968	926
Total assets	$11,853	$11,044	$11,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,523	$1,349	$1,433
Accrued expenses and other current liabilities	1,135	1,108	1,078
Current portion of operating lease liabilities	617	600	604
Income taxes payable	50	39	24
Total current liabilities	3,325	3,096	3,139
Long-term liabilities:
Long-term debt	1,489	1,488	1,488
Long-term operating lease liabilities	3,360	3,353	3,456
Other long-term liabilities	544	512	509
Total long-term liabilities	5,393	5,353	5,453
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 377, 372, and 371 shares	19	19	18
Additional paid-in capital	177	113	93
Retained earnings	2,889	2,420	2,291
Accumulated other comprehensive income	50	43	58
Total stockholders’ equity	3,135	2,595	2,460
Total liabilities and stockholders’ equity	$11,853	$11,044	$11,052
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ and shares in millions except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$3,829	$3,767	$10,937	$10,591
Cost of goods sold and occupancy expenses	2,194	2,211	6,322	6,488
Gross profit	1,635	1,556	4,615	4,103
Operating expenses	1,280	1,306	3,762	3,757
Operating income	355	250	853	346
Interest expense	23	28	68	66
Interest income	(29)	(28)	(80)	(58)
Income before income taxes	361	250	865	338
Income tax expense	87	32	227	21
Net income	$274	$218	$638	$317
Weighted-average number of shares - basic	377	371	376	369
Weighted-average number of shares - diluted	383	375	383	373
Earnings per share - basic	$0.73	$0.59	$1.70	$0.86
Earnings per share - diluted	$0.72	$0.58	$1.67	$0.85
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income	$274	$218	$638	$317
Other comprehensive income (loss), net of tax
Foreign currency translation and other	(3)	5	—	1
Change in fair value of derivative financial instruments, net of tax expense of $1, $1, $6, $3	5	16	11	22
Reclassification adjustment for gains on derivative financial instruments, net of (tax expense) tax benefit of $(1), $1, $(6), $—	(3)	(7)	(4)	(13)
Other comprehensive income (loss), net of tax	(1)	14	7	10
Comprehensive income	$273	$232	$645	$327
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of August 3, 2024	376	$19	$159	$2,672	$51	$2,901
Net income for the 13 weeks ended November 2, 2024				274		274
Other comprehensive loss, net of tax					(1)	(1)
Issuance of common stock related to stock options and employee stock purchase plans	1	—	6			6
Issuance of common stock and withholding tax payments related to vesting of stock units	—	—	(15)			(15)
Share-based compensation, net of forfeitures			27			27
Common stock dividends declared and paid ($0.15 per share)				(57)		(57)
Balance as of November 2, 2024	377	$19	$177	$2,889	$50	$3,135

Balance as of July 29, 2023	369	$18	$73	$2,128	$44	$2,263
Net income for the 13 weeks ended October 28, 2023				218		218
Other comprehensive income, net of tax					14	14
Issuance of common stock related to stock options and employee stock purchase plans	1	—	5			5
Issuance of common stock and withholding tax payments related to vesting of stock units	1	—	(5)			(5)
Share-based compensation, net of forfeitures			20			20
Common stock dividends declared and paid ($0.15 per share)				(55)		(55)
Balance as of October 28, 2023	371	$18	$93	$2,291	$58	$2,460

See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of February 3, 2024	372	$19	$113	$2,420	$43	$2,595
Net income for the 39 weeks ended November 2, 2024				638		638
Other comprehensive income, net of tax					7	7
Issuance of common stock related to stock options and employee stock purchase plans	2	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(48)			(48)
Share-based compensation, net of forfeitures			85			85
Common stock dividends declared and paid ($0.45 per share)				(169)		(169)
Balance as of November 2, 2024	377	$19	$177	$2,889	$50	$3,135

Balance as of January 28, 2023	366	$18	$27	$2,140	$48	$2,233
Net income for the 39 weeks ended October 28, 2023				317		317
Other comprehensive income, net of tax					10	10
Issuance of common stock related to stock options and employee stock purchase plans	2	—	18			18
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(16)			(16)
Share-based compensation, net of forfeitures			64			64
Common stock dividends declared and paid ($0.45 per share)				(166)		(166)
Balance as of October 28, 2023	371	$18	$93	$2,291	$58	$2,460
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net income	$638	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371	394
Share-based compensation	85	64
Non-cash and other items	(4)	41
Gain on sale of building	—	(47)
Deferred income taxes	17	(27)
Changes in operating assets and liabilities:
Merchandise inventory	(344)	(5)
Other current assets and other long-term assets	(35)	81
Accounts payable	156	133
Accrued expenses and other current liabilities	29	(11)
Income taxes payable, net of receivables and other tax-related items	50	50
Other long-term liabilities	(18)	(11)
Operating lease assets and liabilities, net	(75)	(147)
Net cash provided by operating activities	870	832
Cash flows from investing activities:
Purchases of property and equipment	(330)	(288)
Net proceeds from sale of building	—	76
Purchases of short-term investments	(343)	—
Proceeds from sales and maturities of short-term investments	97	—
Net proceeds from divestiture activity, net of cash paid	—	9
Net cash used for investing activities	(576)	(203)
Cash flows from financing activities:
Repayments of revolving credit facility	—	(350)
Proceeds from issuances under share-based compensation plans	27	18
Withholding tax payments related to vesting of stock units	(48)	(16)
Cash dividends paid	(169)	(166)
Other	(3)	(2)
Net cash used for financing activities	(193)	(516)
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(4)	(7)
Net increase in cash, cash equivalents, and restricted cash	97	106
Cash, cash equivalents, and restricted cash at beginning of period	1,901	1,273
Cash, cash equivalents, and restricted cash at end of period	$1,998	$1,379
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$61	$72
Cash paid for income taxes during the period, net of refunds	$173	$(1)
See Accompanying Notes to Condensed Consolidated Financial Statements

THE GAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Accounting Policies
Basis of Presentation
In the opinion of The Gap, Inc. (the “Company,” “we,” and “our”) management, the accompanying unaudited Condensed Consolidated Financial Statements contain all normal and recurring adjustments (except as otherwise disclosed) considered necessary to present fairly our financial position, results of operations, comprehensive income, stockholders' equity, and cash flows as of November 2, 2024 and October 28, 2023 and for all periods presented. The Condensed Consolidated Balance Sheet as of February 3, 2024 has been derived from our audited financial statements.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Additionally, these estimates and assumptions may change as a result of the impact of global economic conditions such as the uncertainty regarding global inflationary pressures, acts of terrorism or war, global credit and banking markets, and the geopolitical landscape including new legislation and the potential impacts of recent elections. We will continue to consider the impact of the global economic conditions on the assumptions and estimates used when preparing these Condensed Consolidated Financial Statements including inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets. If the global economic conditions change beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations and financial position.
Restricted Cash
As of November 2, 2024, February 3, 2024, and October 28, 2023, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our Condensed Consolidated Balance Sheets to the total shown on our Condensed Consolidated Statements of Cash Flows:

($ in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Cash and cash equivalents, per Condensed Consolidated Balance Sheets	$1,969	$1,873	$1,351
Restricted cash included in other long-term assets	29	28	28
Total cash, cash equivalents, and restricted cash, per Condensed Consolidated Statements of Cash Flows	$1,998	$1,901	$1,379
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
ASU No. 2024-03, Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. The ASU is intended to improve financial reporting by requiring disaggregated disclosure of certain costs and expenses. The ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or retrospective basis. We are currently assessing the impact that this ASU will have on the Company's disclosures.
Note 2. Revenue
We disaggregate our net sales by channel and also by brand and region. Net sales by region are allocated based on the location of the store where the customer paid for and received the merchandise; the distribution center or store from which the products were shipped; or the region of the franchise or licensing partner.
Net sales disaggregated by channel are as follows:

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Store and franchise sales	$2,289	$2,331	$6,871	$6,771
Online sales (1)	1,540	1,436	4,066	3,820
Total net sales	$3,829	$3,767	$10,937	$10,591
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended November 2, 2024
U.S. (1)	$1,949	$683	$406	$281	$21	$3,340
Canada	190	95	43	9	—	337
Other regions	11	121	20	—	—	152
Total	$2,150	$899	$469	$290	$21	$3,829

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
13 Weeks Ended October 28, 2023
U.S. (1)	$1,917	$664	$398	$267	$15	$3,261
Canada	193	96	42	10	—	341
Other regions	16	127	20	2	—	165
Total	$2,126	$887	$460	$279	$15	$3,767

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
39 Weeks Ended November 2, 2024
U.S. (1)	$5,663	$1,775	$1,203	$926	$49	$9,616
Canada	495	238	122	29	—	884
Other regions	31	341	63	2	—	437
Total	$6,189	$2,354	$1,388	$957	$49	$10,937

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (2)	Total
39 Weeks Ended October 28, 2023
U.S. (1)	$5,353	$1,702	$1,187	$903	$29	$9,174
Canada	503	233	122	33	—	891
Other regions	59	399	63	5	—	526
Total	$5,915	$2,334	$1,372	$941	$29	$10,591
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program discounts associated with our credit card agreement. For the 13 weeks ended November 2, 2024, the opening balance of deferred revenue for these obligations was $280 million, of which $95 million was recognized as revenue during the period. For the 39 weeks ended November 2, 2024, the opening balance of deferred revenue for these obligations was $337 million, of which $209 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $260 million as of November 2, 2024.
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

Note 3. Income Taxes
The effective income tax rate was 24.1 percent for the 13 weeks ended November 2, 2024, compared with 12.8 percent for the 13 weeks ended October 28, 2023. The increase is primarily due to changes in valuation allowances in the prior year.
The effective income tax rate was 26.2 percent for the 39 weeks ended November 2, 2024, compared with 6.2 percent for the 39 weeks ended October 28, 2023. The increase is primarily due to tax benefits recognized in the prior year from a U.S. transfer pricing settlement related to our sourcing activities, changes in valuation allowances in the prior year, current year increases to certain income tax reserves, and changes in the amount and mix of jurisdictional earnings, partially offset by a favorable impact from stock-based compensation.
Note 4. Debt and Credit Facilities
Long-term debt recorded on the Condensed Consolidated Balance Sheets consists of the following:

($ in millions)	November 2, 2024	February 3, 2024	October 28, 2023
2029 Notes	$750	$750	$750
2031 Notes	750	750	750
Less: Unamortized debt issuance costs	(11)	(12)	(12)
Total long-term debt	$1,489	$1,488	$1,488
The scheduled maturity of the Senior Notes is as follows:

Scheduled Maturity ($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
__________
(1)On or after October 1, 2024, includes an option to redeem the 2029 Notes, in whole or in part at any time, at stated redemption prices.
(2)Includes an option to redeem the 2031 Notes, in whole or in part at any time, subject to a make-whole premium, prior to October 1, 2026. On or after October 1, 2026, includes an option to redeem the 2031 Notes, in whole or in part at any time, at stated redemption prices.
We have $1.5 billion aggregate principal amount of 3.625 percent senior notes due 2029 (“2029 Notes”) and 3.875 percent senior notes due 2031 (“2031 Notes”) (the 2029 Notes and the 2031 Notes, collectively, the “Senior Notes”). As of November 2, 2024, the aggregate estimated fair value of the Senior Notes was $1.31 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal quarter. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Condensed Consolidated Balance Sheets, net of the unamortized debt issuance costs.
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
There were no borrowings under the ABL Facility as of November 2, 2024, February 3, 2024, or October 28, 2023.
We also have the ability to issue letters of credit on our ABL Facility. As of November 2, 2024, we had $47 million in standby letters of credit issued under the ABL Facility.
Note 5. Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis. The Company categorizes financial assets and liabilities recorded at fair value based upon a three-level hierarchy that considers the related valuation techniques.
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements for the 13 and 39 weeks ended November 2, 2024 or October 28, 2023.

Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	November 2, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8	$1	$7	$—
Short-term investments	250	130	120	—
Derivative financial instruments	19	—	19	—
Deferred compensation plan assets	38	38	—	—
Other assets	4	—	—	4
Total	$319	$169	$146	$4
Liabilities:
Derivative financial instruments	$1	$—	$1	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	31	31	—	—
Other assets	4	—	—	4
Total	$43	$31	$8	$4
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
		Fair Value Measurements at Reporting Date Using
($ in millions)	October 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	34	—	34	—
Deferred compensation plan assets	31	31	—	—
Other assets	4	—	—	4
Total	$70	$31	$35	$4
Liabilities:
Derivative financial instruments	$—	$—	$—	$—
We have highly liquid fixed and variable income investments classified as cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents on the Condensed Consolidated Balance Sheets. Our cash equivalents are placed primarily in debt securities which are recorded at fair value using market prices for identical or similar assets and time deposits which are recorded at amortized cost. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments on the Condensed Consolidated Balance Sheet. These debt securities are also recorded at fair value using market prices for identical or similar assets.
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during the 13 and 39 weeks ended November 2, 2024.
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
There were no material impairment charges recorded for long-lived assets during the 13 and 39 weeks ended November 2, 2024 or October 28, 2023.
We review the carrying amount of goodwill and other indefinite-lived intangible assets for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount may not be recoverable.
There were no impairment charges recorded for goodwill or other indefinite-lived intangible assets for the 13 and 39 weeks ended November 2, 2024 or October 28, 2023.
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

Outstanding Notional Amounts
We had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Derivatives designated as cash flow hedges	$458	$381	$357
Derivatives not designated as hedging instruments	427	568	526
Total	$885	$949	$883
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	November 2, 2024	February 3, 2024	October 28, 2023
Derivatives designated as cash flow hedges:
Other current assets	$10	$6	$13
Other long-term assets	1	—	2
Accrued expenses and other current liabilities	—	2	—

Derivatives not designated as hedging instruments:
Other current assets	8	1	19
Accrued expenses and other current liabilities	1	6	—

Total derivatives in an asset position	$19	$7	$34
Total derivatives in a liability position	$1	$8	$—
The majority of the unrealized gains and losses from designated cash flow hedges as of November 2, 2024 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of November 2, 2024 shown above.
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
The pre-tax amounts recognized in net income related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income
	13 Weeks Ended November 2, 2024		13 Weeks Ended October 28, 2023
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$2,194	$1,280	$2,211	$1,306

Gain recognized in net income
Derivatives designated as cash flow hedges	(4)	—	(6)	—
Derivatives not designated as hedging instruments	—	(4)	—	(27)
Total gain recognized in net income	$(4)	$(4)	$(6)	$(27)

	Location and Amount of Gain Recognized in Net Income
	39 Weeks Ended November 2, 2024		39 Weeks Ended October 28, 2023
($ in millions)	Cost of goods sold and occupancy expense	Operating expenses	Cost of goods sold and occupancy expense	Operating expenses
Total amount of expense line items presented in the Condensed Consolidated Statements of Operations in which the effects of derivatives are recorded	$6,322	$3,762	$6,488	$3,757

Gain recognized in net income
Derivatives designated as cash flow hedges	(10)	—	(13)	—
Derivatives not designated as hedging instruments	—	(17)	—	(25)
Total gain recognized in net income	$(10)	$(17)	$(13)	$(25)
Note 7. Share Repurchases
In February 2019, the Company's Board of Directors (the "Board") approved a $1.0 billion share repurchase authorization (the "February 2019 repurchase program"). There were no shares repurchased, excluding shares withheld to settle employee tax withholding payments related to the vesting of stock units, during the 13 and 39 weeks ended November 2, 2024 and October 28, 2023. The February 2019 repurchase program had $476 million remaining as of November 2, 2024. All common stock repurchased is immediately retired.
Note 8. Earnings Per Share
Weighted-average number of shares used for earnings per share is as follows:

	13 Weeks Ended		39 Weeks Ended
(shares in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted-average number of shares - basic	377	371	376	369
Common stock equivalents	6	4	7	4
Weighted-average number of shares - diluted	383	375	383	373
The anti-dilutive shares related to stock options and other stock awards excluded from the computation of weighted-average number of shares – diluted were 2 million and 5 million for the 13 weeks ended November 2, 2024 and October 28, 2023, respectively, and 3 million and 6 million for the 39 weeks ended November 2, 2024 and October 28, 2023, respectively, as their inclusion would have an anti-dilutive effect on earnings per share.

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
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims ("Actions") arising in the ordinary course of our business. Many of these Actions raise complex factual and legal issues and are subject to uncertainties. As of November 2, 2024, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. Actions are in various procedural stages and some are covered in part by insurance. As of November 2, 2024, February 3, 2024, and October 28, 2023, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded was not material for any individual Action or in total for all periods presented. Subsequent to November 2, 2024, and through the filing date of this Quarterly Report on Form 10-Q, no information has become available that indicates a change is required that would be material to our Condensed Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. However, we do not believe that the outcome of any current Action would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.
Note 10. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of November 2, 2024, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. We have determined that each of our operating segments share similar economic and other qualitative characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of November 2, 2024. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
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
The Company's outstanding obligations under the SCF program were $350 million, $373 million, and $344 million as of November 2, 2024, February 3, 2024, and October 28, 2023, respectively, and were included in accounts payable on the Condensed Consolidated Balance Sheets.

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
OVERVIEW
Financial results for the third quarter of fiscal 2024 are as follows:
•Net sales for the third quarter of fiscal 2024 increased 2 percent compared with the third quarter of fiscal 2023.
•Store and franchise sales for the third quarter of fiscal 2024 decreased 2 percent compared with the third quarter of fiscal 2023 and online sales for the third quarter of fiscal 2024 increased 7 percent compared with the third quarter of fiscal 2023.
•Gross profit for the third quarter of fiscal 2024 was $1.64 billion compared with $1.56 billion for the third quarter of fiscal 2023. Gross margin for the third quarter of fiscal 2024 was 42.7 percent compared with 41.3 percent for the third quarter of fiscal 2023.
•Operating income for the third quarter of fiscal 2024 was $355 million compared with $250 million for the third quarter of fiscal 2023.
•The effective income tax rate for the third quarter of fiscal 2024 was 24.1 percent compared with 12.8 percent for the third quarter of fiscal 2023.
•Net income for the third quarter of fiscal 2024 was $274 million compared with $218 million for the third quarter of fiscal 2023.
•Diluted earnings per share was $0.72 for the third quarter of fiscal 2024 compared with $0.58 for the third quarter of fiscal 2023.
•Merchandise inventory as of the third quarter of fiscal 2024 decreased 2 percent compared with the third quarter of fiscal 2023.
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

RESULTS OF OPERATIONS
Net Sales
See Note 2 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for net sales disaggregation.
Comparable Sales ("Comp Sales")
Fiscal 2024 consists of 52 weeks versus 53 weeks in fiscal 2023. Due to the 53rd week in fiscal 2023, in order to maintain consistency, Comp Sales for the third quarter of fiscal 2024 and the first three quarters of fiscal 2024 are compared to the 13 and 39 weeks ended November 4, 2023.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Old Navy Global	—%	1%	3%	(2)%
Gap Global	3%	(1)%	3%	—%
Banana Republic Global	(1)%	(8)%	—%	(8)%
Athleta Global	5%	(19)%	1%	(13)%
The Gap, Inc.	1%	(2)%	2%	(3)%

Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2024	39 Weeks Ended November 2, 2024		November 2, 2024
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	19	7	1,255	19.9
Gap North America	472	3	14	461	4.9
Gap Asia	134	—	9	125	1.1
Banana Republic North America	400	3	10	393	3.3
Banana Republic Asia	43	2	5	40	0.1
Athleta North America	270	2	2	270	1.1
Company-operated stores total	2,562	29	47	2,544	30.4
Franchise	998	121	60	1,059	N/A
Total	3,560	150	107	3,603	30.4
Increase (decrease) over prior year				2.0%	(1.6)%

	January 28, 2023	39 Weeks Ended October 28, 2023		October 28, 2023
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	24	11	1,251	19.9
Gap North America	493	1	14	480	5.1
Gap Asia (1)	232	1	7	137	1.2
Banana Republic North America	419	2	13	408	3.4
Banana Republic Asia	46	4	2	48	0.2
Athleta North America	257	24	7	274	1.1
Company-operated stores total	2,685	56	54	2,598	30.9
Franchise (1)	667	219	85	935	N/A
Total	3,352	275	139	3,533	30.9
Increase (decrease) over prior year				4.5%	(4.6)%
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

Net Sales
Our net sales increased $62 million, or 2 percent, during the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023, driven primarily by an increase in online sales. Our net sales increased $346 million, or 3 percent, during the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, driven primarily by an increase in Comp Sales.
Cost of Goods Sold and Occupancy Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Cost of goods sold and occupancy expenses	$2,194	$2,211	$6,322	$6,488
Gross profit	$1,635	$1,556	$4,615	$4,103
Cost of goods sold and occupancy expenses as a percentage of net sales	57.3%	58.7%	57.8%	61.3%
Gross margin	42.7%	41.3%	42.2%	38.7%
Cost of goods sold and occupancy expenses decreased 1.4 percentage points as a percentage of net sales in the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023.
•Cost of goods sold decreased 0.9 percentage points as a percentage of net sales in the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023, primarily driven by disciplined inventory management. The impact of commodity costs was relatively flat for the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023.
•Occupancy expenses decreased 0.5 percentage points as a percentage of net sales in the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023, primarily driven by an increase in online sales without a corresponding increase in occupancy expenses.
Cost of goods sold and occupancy expenses decreased 3.5 percentage points as a percentage of net sales in the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023.
•Cost of goods sold decreased 2.8 percentage points as a percentage of net sales in the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, primarily driven by lower commodity costs and improved promotional activity.
•Occupancy expenses decreased 0.7 percentage points as a percentage of net sales in the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, primarily driven by an increase in net sales without a corresponding increase in occupancy expenses.
Operating Expenses

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating expenses	$1,280	$1,306	$3,762	$3,757
Operating expenses as a percentage of net sales	33.4%	34.7%	34.4%	35.5%
Operating margin	9.3%	6.6%	7.8%	3.3%
Operating expenses decreased $26 million, or 1.3 percentage points as a percentage of net sales during the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023, primarily due to a decrease in advertising expenses.
Operating expenses increased $5 million, but decreased 1.1 percentage points as a percentage of net sales during the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, due to an increase in net sales as well as the following:
•an increase in performance-based compensation; and
•a gain on sale of building of $47 million that occurred during the first quarter of fiscal 2023; partially offset by
•restructuring expenses of $89 million incurred during the first three quarters of fiscal 2023 as a result of actions taken to simplify and optimize our operating model and structure; and
•a decrease in advertising expenses.

Interest Expense

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest expense	$23	$28	$68	$66
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense.
Interest Income

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest income	$(29)	$(28)	$(80)	$(58)
Interest income increased slightly during the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023, primarily due to higher cash balances, partially offset by a decrease in tax-related interest income. Interest income increased $22 million during the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, primarily due to higher cash balances and higher interest rates during the first half of fiscal 2024, partially offset by a decrease in tax-related interest income.
Income Taxes

	13 Weeks Ended		39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Income tax expense	$87	$32	$227	$21
Effective tax rate	24.1%	12.8%	26.2%	6.2%
The increase in the effective tax rate for the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023 is primarily due to changes in valuation allowances in the prior year.
The increase in the effective tax rate for the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023 is primarily due to tax benefits recognized in the prior year from a U.S. transfer pricing settlement related to our sourcing activities, changes in valuation allowances in the prior year, current year increases to certain income tax reserves, and changes in the amount and mix of jurisdictional earnings, partially offset by a favorable impact from stock-based compensation.
The Organization for Economic Co-operation and Development ("OECD") has introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. The rules, as they currently stand, did not have a material impact on the effective tax rate for the third quarter of fiscal 2024 or for the first three quarters of fiscal 2024 and are not expected to have a material impact on our fiscal 2024 effective tax rate. We will continue to monitor U.S. and global legislative action related to Pillar Two for potential impacts.

LIQUIDITY AND CAPITAL RESOURCES
In addition to our cash flows from operating activities, our primary sources of liquidity include cash and cash equivalents, short-term investments, our Senior Notes, and our ABL Facility. As of November 2, 2024, we had cash and cash equivalents of $1.97 billion and short-term investments of $250 million. We hold our cash, cash equivalents, and short-term investments across a diversified set of reputable financial institutions and monitor the credit standing of those financial institutions. In addition, we have issued $1.5 billion aggregate principal amount of our Senior Notes, and are also able to supplement near-term liquidity, if necessary, with our ABL Facility or other available market instruments. There were no borrowings under the ABL Facility as of November 2, 2024. See Note 4 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, for disclosures on the Senior Notes and ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. The seasonality of our operations, in addition to the impact of global economic conditions such as the uncertainty surrounding global inflationary pressures, acts of terrorism or war, global credit and banking markets, and the geopolitical landscape including new legislation and the potential impacts of recent elections, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
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
Cash Flows from Operating Activities
Net cash provided by operating activities increased $38 million during the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, primarily due to the following:
    Net Income
•an increase in net income;
Non-cash item
•an increase of $47 million due to a gain that occurred during the first three quarters of fiscal 2023 resulting from the sale of a building;
Change in operating assets and liabilities
•a decrease of $339 million related to merchandise inventory due to the seasonal increase in inventory during the first three quarters of fiscal 2024 compared with no increase in the first three quarters of fiscal 2023 due to an elevated opening balance of inventory.
Cash Flows from Investing Activities
Net cash used for investing activities increased $373 million during the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, primarily due to the following:
•$246 million of net purchases of short-term investments during the first three quarters of fiscal 2024; and
•$76 million in net proceeds from the sale of a building during the first three quarters of fiscal 2023.
Cash Flows from Financing Activities
Net cash used for financing activities decreased $323 million during the first three quarters of fiscal 2024 compared with the first three quarters of fiscal 2023, primarily due to $350 million for repayments of revolving credit facility borrowings during the first three quarters of fiscal 2023.

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
The following table reconciles free cash flow, a non-GAAP financial measure, from a GAAP financial measure.

	39 Weeks Ended
($ in millions)	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$870	$832
Less: Purchases of property and equipment	(330)	(288)
Free cash flow	$540	$544
Dividend Policy
In determining whether and at what level to declare a dividend, we consider a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid a dividend of $0.15 per share during the third quarter of fiscal 2024. In November 2024, the Board authorized a dividend of $0.15 per share for the fourth quarter of fiscal 2024.
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
As of November 2, 2024, we had $250 million in short-term investments and $8 million in cash equivalents which were recorded on the Condensed Consolidated Balance Sheet. Changes in interest rates impact the fair value of our investments and the interest income derived from our investments.
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
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2019, the Board approved a $1.0 billion share repurchase authorization, which has no expiration date. There were no shares repurchased, excluding shares withheld to settle employee tax withholding payments related to the vesting of stock units, during the 13 weeks ended November 2, 2024. The February 2019 repurchase program had $476 million remaining as of November 2, 2024.
Item 5.     Other Information.
During the 13 weeks ended November 2, 2024, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On September 19, 2024, Mark Breitbard, President and CEO of Gap brand, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 964,990 shares of Gap Inc. common stock (all pursuant to unexercised stock options granted from 2017 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on December 31, 2025, or when all shares under the plan are sold.
On September 11, 2024, Julie Gruber, Chief Legal and Compliance Officer and Corporate Secretary, modified a trading plan previously adopted on August 29, 2023, intended to satisfy the affirmative defense of Rule 10b5-1(c). Previously, the plan provided for the sale of up to 417,892 shares of Gap Inc. common stock (including 161,804 shares pursuant to unexercised stock options granted from 2014 to 2022). 196,565 shares were sold under the plan before the modification date. As modified, up to 492,578 shares of Gap Inc. common stock may be sold under the plan (including 326,368 shares pursuant to unexercised stock options granted from 2015 to 2020). This figure does not include shares already sold under the plan. Unless otherwise terminated pursuant to its terms, the modified plan will still terminate on September 2, 2025, or when all shares under the plan are sold.
On September 4, 2024, Chris Blakeslee, President and CEO of Athleta, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 103,246 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on August 29, 2025, or when all shares under the plan are sold.
On September 3, 2024, Katrina O'Connell, Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 550,543 shares of Gap Inc. common stock (including 221,216 shares pursuant to unexercised stock options granted from 2015 to 2022). Unless otherwise terminated pursuant to its terms, the plan will terminate on September 3, 2025, or when all shares under the plan are sold.

Item 6.     Exhibits.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	10-Q	1-7562	3.1	August 30, 2024
3.2	Amended and Restated Bylaws (effective August 15, 2022)	10-Q	1-7562	3.3	August 26, 2022
10.1†	Form of Amendment No. 1 to 2024 Performance Share Agreement under the 2016 Long-Term Incentive Plan	8-K	1-7562	10.1	October 11, 2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002)					X
32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following materials from The Gap, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders' Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements
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

THE GAP, INC.

Date:	November 26, 2024	By	/s/ Richard Dickson
Richard Dickson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 26, 2024	By	/s/ Katrina O'Connell
Katrina O'Connell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)