Form 10-K
period 2025-02-01
GAP INC
filed 2025-03-18
CIK 39911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2025

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
Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of August 2, 2024 was approximately $5 billion based upon the last price reported for such date in the NYSE-Composite transactions.
The number of shares of the registrant’s common stock outstanding as of March 12, 2025 was 374,904,723.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2025 (hereinafter referred to as the “2025 Proxy Statement”) are incorporated into Part III.

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
•aggressively policing our intellectual property and pursuing those who infringe our intellectual property rights;
•compliance with United States and foreign laws, rules, and regulations;
•initiatives to optimize inventory levels, increase supply chain efficiency and responsiveness, and develop additional capabilities to analyze customer behavior and demand;
•pursuing selective international expansion through different channels;
•initiatives to develop an omni-channel shopping experience and integrate our stores and digital shopping channels;
•strategic initiatives across our business in product design and development, marketing and media, store operations, supply chain and inventory management, and technology, and accelerating growth in certain categories;
•upgrading our digital and information technology systems and continuing to integrate data science and artificial intelligence;
•completing construction of our distribution center in London, Ontario, Canada;
•maintaining and building upon financial and operational rigor, through an optimized cost structure and disciplined inventory management;
•reinvigorating our brands to drive relevance and an engaging omni-channel experience;
•strengthening and evolving our operating platform with a digital-first mindset to drive scale and efficiency;
•energizing our culture and attracting and retaining strong talent;
•continuing to integrate social and environmental sustainability into business practices to support long-term growth;
•uncertainty related to the macroeconomic environment, and monitoring macroeconomic conditions, including consumer behavior and the impact of macroeconomic factors on consumer demand;
•the anticipated timing of settlement of purchase obligations and commitments;
•the ability of our existing balances of cash and cash equivalents, short-term investments, cash flows from operations, and debt instruments to support our business operations and liquidity requirements;
•the importance of our sustained ability to generate free cash flow, which is a non-GAAP financial measure and is defined and discussed in more detail in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K;
•our dividend policy and the payment of our first quarter fiscal 2025 dividend;

•changes to the estimates and assumptions used to calculate our inventory valuation;
•the impact of recent accounting pronouncements on the Consolidated Financial Statements;
•research credits taken for prior tax years and defending our position in U.S. Tax Court;
•impacts to the Consolidated Statements of Operations due to the settlement of tax audits;
•recognition of unrealized gains and losses from designated cash flow hedges;
•recognition of unrecognized share-based compensation expense;
•the impact of losses due to indemnification obligations on the Consolidated Financial Statements;
•the outcome of proceedings, lawsuits, disputes, and claims, and the impact on the Consolidated Financial Statements; and
•the impact of changes in internal control over financial reporting.
Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, the following risks, any of which could have an adverse effect on our business, financial condition, and results of operations:
•the overall global economic and geopolitical environment, uncertainties related to government fiscal, monetary, and tax policies, and consumer spending patterns;
•the highly competitive nature of our business in the United States and internationally;
•the risk that we or our franchisees may be unsuccessful in gauging apparel trends and changing consumer preferences or responding with sufficient lead time;
•the risk that we fail to maintain, enhance and protect our brand image and reputation;
•the risk that we do not successfully implement our marketing efforts, or that our talent partnerships expose us to reputational or other risks;
•the risk that we may be unable to manage our inventory and fulfillment operations effectively and the resulting impact on our sales and results of operations;
•the risk of loss or theft of assets, including inventory shortage;
•the risk that trade matters, including tariffs on goods imported from our sourcing countries, could increase the cost or reduce the supply of apparel available to us;
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
•the risk that our investments in customer, digital, omni-channel, and other strategic initiatives may not deliver the results we anticipate;
•engaging in or seeking to engage in strategic transactions that are subject to various risks and uncertainties;
•the risk of information security breaches or vulnerabilities that may result in increased costs, violations of law, significant legal and financial exposure, and a loss of confidence in our security measures;
•the risk that failures of, or updates or changes to, our digital and information technology systems, including our continued integration of data science and artificial intelligence, may disrupt our operations;

•the risk that our technology systems that support our e-commerce platform may not be effective or function properly;
•reductions in income and cash flow from our credit card programs;
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
•the risk that covenants in our indebtedness agreements may restrict or limit our business;
•the risk that changes in our credit profile or deterioration in market conditions may limit our access to the capital markets;
•evolving regulations and expectations with respect to environmental, social, and governance matters, and increased scrutiny of diversity, equity, and inclusion initiatives;
•the adverse impacts of climate change on our business;
•natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events;
•our failure to comply with applicable laws and regulations and changes in the regulatory or administrative landscape;
•the risk that we will not be successful in defending various proceedings, lawsuits, disputes, and claims;
•the risk that the assumptions and estimates used when preparing the Consolidated Financial Statements, including estimates and assumptions regarding inventory valuation, asset impairment, income taxes, and revenue recognition, are inaccurate or may change, and the resulting impact on our results of operations; and
•the risk that the adoption of new accounting pronouncements will impact future results.
Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other filings with the U.S. Securities and Exchange Commission (“SEC”).
Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict. These forward-looking statements are based on information as of March 18, 2025, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Where You Can Find More Information
Investors and others should note that Gap Inc. announces material financial and operational information to its investors using its Investor Relations website, press releases, SEC filings, and public conference calls and webcasts. Gap Inc. and each of its brands also use LinkedIn and Instagram as a means of disclosing information about Gap Inc. and for complying with disclosure obligations under Regulation FD. The social media channels that Gap Inc. and its brands intend to use as a means of disclosing information described above may be updated from time to time as listed on Gap Inc.’s Investor Relations website. The information we post through these channels is not part of this Annual Report.

THE GAP, INC.
2024 ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business.
General
The Gap, Inc. (Gap Inc., the "Company," "we," and "our") is a house of iconic brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands.
Gap Inc. is an omni-channel retailer, with sales to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. As of February 1, 2025, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. In fiscal 2022, we signed agreements with a third party, Baozun Inc. ("Baozun"), to operate Gap China and Gap Taiwan ("Gap Greater China") stores and the in-market website as a franchise partner. On January 31, 2023, the Gap China transaction closed with Baozun. The Gap Taiwan operations will continue to operate as usual until regulatory approvals and closing conditions are met.
We have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. We also have licensing agreements with licensees to sell products using our brand names.
In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and inventory management, which allows us to optimize efficiency and responsiveness in our operations.
Old Navy.  Old Navy is a North American value apparel brand that makes on-trend fashion accessible to everyone. The brand democratizes style through its combination of on-trend product, consistent quality, and affordable pricing. Old Navy is committed to creating a frictionless and delightful shopping experience across stores, online, and convenient omni-channel capabilities. Old Navy opened its first store in 1994 in the United States and since then has expanded to more than 1,200 Company-operated stores in the U.S. and Canada, as well as franchise stores around the world.
Gap.  Gap is a globally recognized icon of casual American style. Founded in San Francisco in 1969, Gap champions originality by creating loved essentials and delivering culturally-relevant experiences that celebrate individuality. Gap is an adult apparel and accessories brand that also offers GapKids, babyGap, Gap Maternity, GapBody and GapFit collections. The brand also serves value-conscious customers with exclusively designed collections for Gap Outlet and Gap Factory Stores. Gap is our namesake brand and connects with customers in Company-operated and franchise retail locations globally, online, and through licensing partnerships.
Banana Republic.  Banana Republic is a storyteller's brand, outfitting the modern explorer with high-quality, expertly crafted collections and experiences to inspire and enrich their journeys. Founded in 1978 and acquired by Gap Inc. in 1983, Banana Republic connects with customers in Company-operated and franchise retail locations globally, and online.

Athleta.  Athleta is a premium performance lifestyle brand that empowers women and girls to build confidence, strength, and belonging through movement – igniting the Power of She. Founded in 1998 and acquired by Gap Inc. in 2008, Athleta integrates technical features and innovative design to support all the ways she moves – from yoga and training to travel and recovery. Athleta's versatile performance apparel is designed for women by women, with inclusivity at its core. Since 2018, Athleta has been certified as a benefit corporation ("B Corp"), furthering its commitment to using the business as a force for good to drive social and environmental impact. Athleta apparel is available at Company-operated stores across the U.S. and Canada, franchise retail locations globally, and online.
We ended fiscal 2024 with 2,506 Company-operated stores and 1,063 franchise store locations. For more information on the number of stores by brand and region, see the table included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Old Navy, Gap, Banana Republic, and Athleta each have a private label credit card program and a co-branded credit card program through which customers receive benefits. Private label and co-branded credit cards are provided by a third-party financing company, with associated revenue sharing arrangements reflected in Gap Inc. operations. We also have an integrated loyalty program across the U.S. and Puerto Rico that aims to attract new customers and create enduring relationships by turning customers into lifelong loyalists. We are focused on increasing the lifetime value of our loyalty members through greater personalization, including leveraging first-party data and increasing promotions with targeted content, offers, and experiences. Although each brand expression has a different look and feel, customers can earn and redeem rewards across all of our brands. All of our brands also issue and redeem gift cards.
Product Development
We design, develop, market, and sell a wide range of apparel and accessory products reflecting a mix of basics and fashion items based on widely accepted fashion trends, striving to bring product to market quickly and provide unrivaled value to customers. We are committed to pursuing technology and product innovation that support our sustainability efforts while also delivering great quality products to our customers. Our product teams research, test, and iterate each season to deliver the latest styles in fabrics and silhouettes that are made to last while remaining conscious of the types of materials being sourced and the suppliers they work with. We leverage feedback and purchasing data from our customer database, along with market trend insights, to guide our product and merchandising decision-making. For additional information on risks related to product development, see the section entitled “Risk Factors—Risks Related to Competition, Brand Relevance, and Brand Execution—We must successfully gauge apparel trends and changing consumer preferences to succeed” in Item 1A, Risk Factors, of this Form 10-K.
Marketing and Advertising
We use a variety of marketing and advertising mediums to drive brand health, customer acquisition, and engagement. We leverage our customer database and respond to shopping behaviors and needs with personalized content across email, site, and digital media to drive relevance and urgency. Our diversified media mix spans traditional to digital to social media. We focus on productivity of demand generation investments to drive increased effectiveness. For additional information on risks related to our marketing efforts, see the section entitled “Risk Factors—Risks Related to Competition, Brand Relevance, and Brand Execution—We must successfully implement our marketing efforts” in Item 1A, Risk Factors, of this Form 10-K.

Merchandise Vendors
We purchase private label and non-private label merchandise from over 200 vendors. Our vendors have factories in about 30 countries. Our two largest vendors accounted for approximately 9 percent and 8 percent of the dollar amount of our total fiscal 2024 purchases. Of our merchandise purchased during fiscal 2024, substantially all purchases, by dollar value, were from factories outside North America. Approximately 27 percent of our fiscal 2024 purchases, by dollar value, were from factories in Vietnam. Approximately 19 percent of our fiscal 2024 purchases, by dollar value, were from factories in Indonesia. Product cost increases or events causing disruption of imports from Vietnam, Indonesia, or other foreign countries, including the imposition of additional import restrictions, tariffs, or taxes, or vendors temporarily closing or potentially failing due to political, financial, or regulatory issues, could have an adverse effect on our operations. Substantially all of our foreign purchases of merchandise are negotiated and paid for in U.S. dollars. For additional information on risks related to our merchandise vendors, see the below sections in Item 1A, Risk Factors, of this Form 10-K.
•“Risks Related to Our Business Operations—Trade matters may disrupt our supply chain,”
•"Risks Related to Our Business Operations—Our business is subject to risks associated with global sourcing and manufacturing,"
•"Risks Related to Our Business Operations—Risks associated with importing merchandise from foreign countries, including failure of our vendors to adhere to our Code of Vendor Conduct, could harm our business," and
•“General Risks—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.”
Seasonal Business and other Macroeconomic Conditions
Our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period. Additionally, other macroeconomic conditions such as uncertainty surrounding inflationary pressures, global geopolitical instability, and changes related to government fiscal, monetary, and tax policies including changes in interest rates, tax rates, duties, tariffs, and other restrictions, have had and may continue to have an impact on customer behavior that could result in temporary changes in the seasonality of our business. For additional information on risks related to macroeconomic conditions, see the section entitled “Risk Factors—Risks Related to Macroeconomic Conditions—Global economic conditions have and could continue to adversely affect our business, financial condition, and results of operations” in Item 1A, Risk Factors, of this Form 10-K.
Brand Building
Our ability to develop and evolve our existing brands is a key to our success. We believe our distinct brands are among our most important assets. Virtually all aspects of brand development, from product design and distribution to marketing, merchandising, and shopping environments, are controlled by Gap Inc. employees. We continue to invest in our business and enhance the customer experience through ongoing supply chain, digital, marketing, and omni-channel initiatives. For additional information on risks related to building our brands, see the section entitled “Risk Factors—Risks Related to Strategic Transactions and Investments—Our investments in customer, digital, omni-channel, and other strategic initiatives may not deliver the results we anticipate” in Item 1A, Risk Factors, of this Form 10-K.

Trademarks and Service Marks
We own the material trademarks used in connection with the marketing, distribution, and sale of our products, domestically and internationally, where our products are currently sold or manufactured. Our major trademarks include the Old Navy, Gap, Banana Republic, and Athleta trademarks and service marks, and certain other trademarks and service marks. We have obtained and continue to maintain registrations for these marks in the United States, Canada, Mexico, the United Kingdom, the European Union, Japan, China, and numerous other countries throughout the world. In addition, we own domain names for our primary trademarks and numerous copyright registrations. We intend to continue to strategically register, both domestically and internationally, trademarks, domain names, and copyrights that we utilize today and those we may develop in the future. We will continue to aggressively police our intellectual property and pursue those who infringe our intellectual property rights, both domestically and internationally. We believe the distinctive trademarks we use in connection with our products are important in building our brand image and distinguishing our products from those of others.
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
•“Risks Related to Strategic Transactions and Investments—Our franchise and licensing businesses are subject to certain risks not directly within our control that could impair the value of our brands,” and
•“Risks Related to Strategic Transactions and Investments—Our efforts to expand internationally may not be successful.”
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
•“Risks Related to Competition, Brand Relevance and Brand Execution—We must successfully gauge apparel trends and changing consumer preferences to succeed,"
•"Risks Related to Our Business Operations—If we are unable to manage our inventory and fulfillment operations effectively, our results of operations could be adversely affected,"
•"Risks Related to Our Business Operations—Failure to protect our inventory from loss and theft may adversely affect our results of operations," and
•“General Risks—Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.”
Competitors
The global apparel retail industry is highly competitive. We compete with local, national, and global apparel retailers. For additional information on risks related to competition, see the section entitled “Risk Factors—“Risks Related to Competition, Brand Relevance and Brand Execution—Our business is highly competitive” in Item 1A, Risk Factors, of this Form 10-K.

Human Capital
As of February 1, 2025, we had a workforce of approximately 82,000 employees. We also hire seasonal employees, primarily during the peak holiday selling season. As of February 1, 2025, approximately 84 percent of employees worked in retail locations, approximately 8 percent of employees worked in distribution centers, and approximately 8 percent of employees worked in headquarters locations. In addition, as of that date, approximately 82 percent of employees were located in the U.S. and approximately 18 percent of employees were located outside of the U.S., with a majority of those non-U.S. based employees located in Canada and Japan.
We are powered by passionate people who strive to inspire authentic self-expression and keep our brands at the forefront of culture. We know that in order to remain competitive in the retail apparel industry, we must attract, develop, and retain skilled employees in our design, merchandising, supply chain, marketing, information technology, and other functions, as well as in our stores and distribution centers. We value the importance of our human capital and prioritize developing our talent; creating an inclusive workplace and fostering a strong sense of belonging for our employees; pay equity; gathering and actioning on employee feedback; and supporting our employees' health, well-being, and safety.
Talent Development. We provide our employees with resources, experiences, and support to help expand our employees’ skills and shape their careers. Our structured training programs include our Retail Academy, which combines classroom, e-learning, and experiential learning for early-in-career talent; our Rotational Management Program, which develops leaders across a range of corporate functions; our IGNITE leadership training in distribution centers and contact centers, which connects leaders in these functions to support a high-performance culture; and specific skills-building programs for field and store leaders. We have ongoing initiatives to transition seasonal employees to full-time roles in our distribution centers, and to promote store and distribution center employees into corporate functions. All full-time U.S. employees who have completed one year of employment also qualify for an annual tuition reimbursement benefit.
Inclusion and Belonging. As a global company, we believe it is important to promote a culture of inclusion and belonging for our employees, customers, and communities. We strive to foster a workplace where our employees feel valued, respected, and equipped to reach their full potential. We also strive to support our employees so that they feel a strong sense of belonging and connection to our company, and are able to bring their authentic selves to work. We aim to develop leaders who model and promote inclusive behaviors, which we believe creates stronger teams. We also offer opportunities for our employees to celebrate culture throughout the year through heritage month programming and our employee resource groups.
Pay Equity. We continue to conduct internal pay equity reviews to help ensure that our pay practices are fair and competitive.
Employee Feedback. We value our employees' feedback and use opinion surveys to understand what is important to our employees, and to inform ongoing programs and strategies – all to help us foster a thriving, productive work environment, while identifying opportunities for year-over-year enhancements to the employee experience.
Health, Well-being, and Safety. Our employees' health, well-being, and safety are top priorities. We provide an array of financial incentives and health, well-being, and leave benefits to help our employees optimize their professional and personal lives. Our store and distribution center employees are trained on safe work practices and learn procedural knowledge through on-the-job training programs that are aligned to industry and occupational health and safety standards. Dedicated teams analyze risks and collaborate with operational leaders to understand and adjust business practices to align with emerging trends, and our Internal Audit team gauges procedural compliance at distribution centers and stores.

Human Capital Management Oversight. Our Board of Directors (the "Board") through its Compensation and Management Development Committee oversees human capital management issues. The Compensation and Management Development Committee has formal oversight over the Company's policies and strategies relating to its human capital management function, including policies, processes, and strategies relating to employee recruitment, retention, appraisal, and development; talent management; workplace culture and employee engagement; workforce inclusion and belonging, and any risks or goals related thereto; and the Company's general approach to broad-based compensation, benefits, workplace, and employment practices, as outlined in its charter. The Compensation and Management Development Committee receives reports on talent management, succession planning, and inclusion and belonging, and engages on compensation program design for employees at all levels.
For additional information on risks related to our human capital management, see the section entitled “Risk Factors—Risks Related to Our Business Operations—Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our results of operations” in Item 1A, Risk Factors, of this Form 10-K.
Government Regulation
As a company with global operations, we are subject to the laws of the United States and the multiple foreign jurisdictions in which we operate and the rules, reporting obligations, and regulations of various governing bodies, which may differ among jurisdictions. Compliance with these laws, rules, reporting obligations, and regulations, which can change, could result in significant costs but has not had, and is not expected to have, a material effect on our capital expenditures, results of operations, or competitive position as compared to prior periods. For additional information on risks related to regulation, see the section entitled “Risk Factors—General Risks—Failure to comply with applicable laws and regulations, and changes in the regulatory or administrative landscape, could adversely affect our business, financial condition, and results of operations” in Item 1A, Risk Factors, of this Form 10-K.
Available Information
We make available on our website (www.gapinc.com) under “Investors, Financial Information, SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC.
Committee charters for each standing committee of our Board (the Audit and Finance, Compensation and Management Development, and Governance and Sustainability Committees) and Corporate Governance Guidelines are available on our website under “Investors, Governance.” Our Code of Business Conduct is available on our website under “Investors, Corporate Compliance.” Any waivers to the Code of Business Conduct will be publicly disclosed on the website.
Environmental, Social, and Governance ("ESG")
Information about our ESG efforts is available on our website (www.gapinc.com) under "Impact, ESG Resources" which provides information on our public commitments, policies, social and environmental programs, ESG strategy, and ESG data. Also available are downloads of our reporting standards and frameworks – Task Force on Climate-Related Financial Disclosures ("TCFD"), Sustainability Accounting Standards Board ("SASB") and Global Reporting Index ("GRI") – and our annual ESG reports.
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
Name, Age, Position, and Principal Occupation:
Horacio Barbeito, 54, President and Chief Executive Officer, Old Navy effective August 2022; President and CEO, Walmart Canada from November 2019 to July 2022; President and CEO, Walmart Argentina and Chile from February 2015 to November 2019; and President and CEO, Walmart Argentina from February 2012 to February 2015.
Chris Blakeslee, 47, President and Chief Executive Officer, Athleta effective August 2023; President, BELLA+CANVAS and Alo Yoga from January 2020 to July 2023; and Executive Vice President, Color Image Apparel from October 2017 to December 2019.
Mark Breitbard, 57, President and Chief Executive Officer, Gap brand effective September 2020; President and Chief Executive Officer, Specialty Brands from March 2020 to September 2020; President and Chief Executive Officer, Banana Republic from May 2017 to March 2020; Chief Executive Officer, The Gymboree Corporation from January 2013 to April 2017; President, Gap North America from 2012 to January 2013; Executive Vice President, Gap North America Merchandising from 2011 to 2012; and Executive Vice President, GapKids and babyGap from 2010 to 2011.
Eric Chan, 48, Executive Vice President, Chief Business and Strategy Officer effective January 2024; Chief Financial Officer, LA Clippers from August 2018 to December 2023; Chief Operating Officer, Bouqs Company from February 2017 to August 2018; and Chief Financial Officer, Loot Crate from October 2015 to February 2017.
Richard Dickson, 56, President and Chief Executive Officer, Gap Inc. effective August 2023; President and Chief Operating Officer, Mattel, Inc. from 2015 to 2023; Chief Brands Officer, Mattel, Inc. from 2014 to 2015; and President and Chief Executive Officer, Branded Businesses of The Jones Group (now Premier Brands Group Holdings), which owned a portfolio of premier apparel, footwear, and accessories brands, from 2010 to 2014.
Sally Gilligan, 52, Executive Vice President, Chief Supply Chain and Transformation Officer effective January 2024; Chief Supply Chain, Strategy and Transformation Officer from March 2023 to January 2024; Chief Growth Transformation Officer from April 2021 to March 2023; Chief Information Officer & Head of Strategy from April 2018 to March 2021; and Senior Vice President, Product Operations and Supply Chain from 2015 to April 2018.
Julie Gruber, 59, Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary effective May 2021; Executive Vice President, Chief Legal, Compliance and Sustainability Officer, and Corporate Secretary from March 2020 to May 2021; and Executive Vice President, Global General Counsel, Corporate Secretary, and Chief Compliance Officer from February 2016 to March 2020. Ms. Gruber previously held various senior roles within the Company's Legal department.
Katrina O'Connell, 55, Executive Vice President, Chief Financial Officer effective March 2020; Chief Financial Officer and Senior Vice President of Strategy & Innovation, Old Navy from January 2017 to March 2020; and Chief Financial Officer and Senior Vice President of Strategy, Banana Republic from March 2015 to January 2017. Ms. O'Connell has previously held various roles at the Company focused on both financial budgeting and forecasting for the Company's portfolio of brands, as well as roles in Supply Chain, IT, Treasury and Investor Relations.
Amy Thompson, 49, Executive Vice President, Chief People Officer effective January 2024; Chief People Officer, Mattel, Inc. from 2017 to 2023; and Chief People Officer, TOMS Shoes from 2012 to 2017. Ms. Thompson previously held several executive and leadership roles at Starbucks Coffee Company from 2006 to 2012.

Item 1A. Risk Factors.
Our past performance may not be a reliable indicator of future performance because actual future results and trends may differ materially depending on a variety of factors, including but not limited to the risks and uncertainties discussed below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K. In addition, historical trends should not be used to anticipate results or trends in future periods. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, and results of operations. In such case, the market price of our common stock could decline.
Risks Related to Macroeconomic Conditions
Global economic conditions have and could continue to adversely affect our business, financial condition, and results of operations.
Our business is affected by global economic conditions and the related impact on consumer spending worldwide. Global economic conditions have impacted and could continue to impact our business. Some of the factors that may influence consumer spending patterns include higher unemployment levels; pandemics and other health crises; extreme weather conditions and natural disasters; higher consumer debt levels; inflationary pressures; recession or fear of recession; global geopolitical instability (including in Europe and the Middle East); reductions in net worth based on market declines and uncertainty; home foreclosures and reductions in home values; fluctuating interest and foreign currency exchange rates and credit availability; government austerity measures; changes and uncertainties related to government fiscal, monetary, and tax policies including changes in interest rates, tax rates, duties, tariffs, and other restrictions; fluctuating fuel and other energy costs; fluctuating commodity prices; and reduced consumer confidence and general uncertainty regarding the overall future economic environment. Historically, consumer purchases of discretionary items, including our merchandise, generally decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty.
Deteriorating economic conditions or geopolitical instability in any of the regions in which we and our franchisees sell our products could reduce consumer confidence and negatively impact consumer spending, and thereby could adversely affect our sales and results of operations. In challenging and uncertain economic environments, we cannot predict whether or when such circumstances may improve or worsen, or what impact, if any, such circumstances could have on our business, financial condition, and results of operations, or on the price of our common stock.
Risks Related to Competition, Brand Relevance, and Brand Execution
Our business is highly competitive.
The global apparel retail industry is highly competitive. We and our franchisees compete with local, national, and global department stores, mass-market retailers, specialty and discount store chains, independent retail stores, and digital businesses that market similar lines of merchandise. The apparel retail industry is characterized by low barriers to entry which allow for the introduction of new competitors and products at a rapid pace. We face a variety of competitive challenges in an increasingly complex and fast-paced environment, including:
•anticipating and quickly responding to changing apparel trends and customer demands;
•attracting customer traffic both in stores and on our e-commerce platform;
•competitively pricing our products and achieving customer perception of value;
•maintaining favorable brand recognition, establishing relationships with athletes, performers, influencers, and other celebrities to promote our brands and products, and effectively marketing our products to customers in diverse market segments and geographic locations;

•anticipating and responding to changing customer shopping preferences and practices, including the increasing shift to digital brand engagement, social media communication, and digital shopping;
•developing innovative, high-quality products in sizes, colors, and styles that appeal to customers of varying demographics and tastes;
•purchasing and stocking merchandise to match seasonal weather patterns, and our ability to react to shifts in weather that impact consumer demand;
•sourcing and allocating merchandise efficiently;
•successfully managing our order-taking and fulfillment operations in our distribution centers and on our e-commerce platform;
•adapting to changes in technology, including the successful utilization of data science and artificial intelligence; and
•improving the effectiveness and efficiency of our processes in order to deliver cost savings to fund growth.
If we or our franchisees are not able to respond effectively to competitive pressures, changes in retail markets, or customer expectations in the United States or internationally, our results of operations would be adversely affected.
We must successfully gauge apparel trends and changing consumer preferences to succeed.
Our success is largely dependent upon our ability to gauge and anticipate the tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. However, lead times for many of our design and purchasing decisions may make it more difficult for us to respond rapidly to new or changing apparel trends or consumer acceptance of our products. In addition, transportation shortages, factory closures, labor shortages, port congestion, and other supply chain disruptions have in the past and may in the future lead to prolonged delays in receiving inventory. The global apparel retail business fluctuates according to changes in consumer preferences, dictated in part by apparel trends and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, or fail to execute trends and deliver products to the market as timely as our competitors, our sales will be adversely affected, and the markdowns required to move the resulting excess inventory will adversely affect our gross margins and results of operations.
We must maintain our reputation and brand image.
Our brands have wide recognition, and the success of our business depends in large part on our ability, and the ability of our franchisees and licensees, to maintain, enhance, and protect our brand image and reputation and our customers’ connection to our brands. We must also adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Even if we, or our franchisees or licensees, react appropriately to negative posts or comments about us or our brands on social media and online, our customers’ perception of our brand image and our reputation could be negatively impacted. Customer sentiment could also be shaped by our partnerships with athletes, performers, influencers, and other celebrities, as well as our sustainability policies and related sourcing and operations decisions. Our, or our franchisees' or licensees', failure to maintain, enhance, and protect our brand image could adversely affect our business and results of operations.
We must successfully implement our marketing efforts.
Customer transactions and demand for our merchandise are influenced by our marketing efforts. We use various marketing channels to drive customer awareness and consideration of and interest in shopping our brands with the aim of increasing sales, and we are increasingly using digital advertising to drive sales and traffic to our e-commerce platform. Some of our competitors may spend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. In addition, we may not be able to effectively develop or implement digital advertising strategies for rapidly evolving social media and other digital channels. Partnerships with athletes, performers, influencers, and other celebrities may expose us to reputational or other risks. We have experienced fluctuations in our customers’ response to our marketing efforts. If we fail to successfully implement our marketing efforts, if our marketing efforts are not successful in driving expected increases in sales, or if our competitors’ marketing programs are more effective than ours, our sales and results of operations could be adversely affected.
Risks Related to Our Business Operations
If we are unable to manage our inventory and fulfillment operations effectively, our results of operations could be adversely affected.
Fluctuations in the global apparel retail markets impact the levels of inventory maintained by apparel retailers. The nature of the global apparel retail business requires us to carry a significant amount of inventory, especially prior to the peak holiday selling season when we build up our inventory levels. Merchandise usually must be ordered well in advance of the applicable selling season and frequently before apparel trends are confirmed by customer purchases. Transportation shortages, factory closures, labor shortages, port congestion, and other supply chain disruptions have in the past and may in the future lead to prolonged delays in receiving inventory. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. We have not always predicted our customers’ preferences and acceptance levels of our trend items with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower-than-planned margins. We could also be required to take significant impairment charges on delayed or unproductive inventory, which we experienced in 2022. Conversely, if we underestimate or are unable to satisfy consumer demand for our products, we may experience inventory shortages, which could result in lower than anticipated sales, delayed shipments to customers, and negative impacts on consumer relationships and brand loyalty. Any of these risks could adversely affect our results of operations.
We are continuing to invest in strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including vendor fabric platforming, product testing, and in-season response to demand. We are also developing additional capabilities to analyze customer behavior and demand, which we believe will allow us to better localize assortment and improve store-level allocations to further tailor our assortments to customer needs and increase sell-through. These capabilities involve changes to our inventory management systems and processes. If we are unable to implement these initiatives and integrate these additional capabilities successfully, we may not realize the return on our investments that we anticipate, and our results of operations could be adversely affected.
We must also maintain efficient and uninterrupted fulfillment operations to timely and effectively deliver merchandise to our stores and e-commerce customers. In particular, our e-commerce business depends on our ability to maintain efficient and uninterrupted order-taking and fulfillment operations in our distribution centers and on our e-commerce platform. Industries that are seasonal, like ours, face a higher risk of harm from operational disruptions during peak sales seasons. Any disruption to our order-taking and fulfillment operations could adversely affect our sales and results of operations.
Failure to protect our inventory from loss and theft may adversely affect our results of operations.
Risk of loss or theft of assets, including inventory shortage, is inherent in the retail business. Loss may be caused by error or misconduct of employees, customers, vendors, or other third parties including through organized retail crime and professional theft, which may be further impacted by macroeconomic factors, including the enforcement environment. In addition, retail theft may impact guest perceptions regarding the safety of our stores. Our inability to effectively prevent or minimize the loss or theft of assets, or to accurately predict and accrue for the impact of those losses, could adversely affect our results of operations.
Trade matters may disrupt our supply chain.
Our operations are subject to complex trade and customs laws, regulations, and tax requirements. The countries in which our products are manufactured or imported, or may be manufactured or imported in the future, may from time to time impose duties, tariffs, or other restrictions on our imports or adversely change existing restrictions. For example, the United States has imposed substantial tariffs and bans on goods imported from China (including the Uyghur Forced Labor Prevention Act) and has imposed or proposed imposing substantial tariffs on goods imported from Mexico, Canada, the European Union, and from other countries that impose tariffs on U.S. products. In fiscal 2024, less than 10 percent of our merchandise, by dollar value, was purchased from factories in China, and less than 1 percent of our merchandise, by dollar value, was purchased from factories in Mexico and Canada combined. The current political landscape, including with respect to the United States’ foreign policy priorities and relations with trading partners, has introduced greater uncertainty with respect to future tax and trade policy. We are unable to determine the impact that changes in tax and trade policy could have on our global sourcing operations, but it could be material.
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
If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us or that any vendor would allocate sufficient capacity to us to meet our requirements. In addition, for any new manufacturing source, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods and products, as well as our quality control, environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality or at an acceptable price. Any delays, interruptions, or increased costs in the manufacture of our products could impact our ability to source product and result in lower than anticipated sales.
A large portion of our global sourcing comes from a few specific countries. For example, in fiscal 2024, approximately 27 percent and approximately 19 percent of our merchandise, by dollar value, was purchased from factories in Vietnam and Indonesia, respectively. Delays in production and added costs in these countries have in the past and may in the future adversely affect our results of operations.
Because independent vendors manufacture almost all of our products outside of our principal sales markets, third parties must transport our products over large geographic distances. Increases in transportation costs or delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, port and infrastructure congestion, public health crises, social unrest, changes in local economic conditions, geopolitical instability, or other factors, and costs and delays associated with transitioning between vendors, could adversely affect our results of operations. For example, global trade flows were recently impacted by attacks on cargo ships in the Red Sea, and port strikes in the United States. Operating or manufacturing delays, transportation delays, or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which have in the past and may in the future adversely affect our gross margins. In addition, the cost of fuel is a significant component of transportation costs, so increases in the price of petroleum products (including due to inflationary pressures, geopolitical instability, or regulation of energy inputs and greenhouse gas emissions) could adversely affect our gross margins.
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
We purchase merchandise from third-party vendors in many different countries, and we require those vendors to adhere to a Code of Vendor Conduct, which includes anti-corruption, environmental, labor, health, and safety standards. From time to time, our vendors and their suppliers may not be in compliance with these standards or applicable local laws. Significant or continuing noncompliance with such standards and laws by one or more of our vendors, suppliers or other third parties could subject us to liability, and could adversely affect our reputation, business, and results of operations.
Our failure to manage key executive succession and retention and to continue to attract qualified personnel could adversely affect our results of operations.
The loss of one or more of our key personnel or the inability to effectively identify a suitable successor to a key role could adversely affect our business. We made significant changes to our executive leadership team in recent years and are currently searching for a new brand president for Banana Republic. The failure to successfully transition and assimilate key employees, the effectiveness of our leaders, and any further transitions could adversely affect our results of operations.
Our business and future success depends in part on our ability to attract and retain key personnel in our design, merchandising, sourcing, marketing, and other functions. In addition, executing strategic initiatives may require us to hire and develop employees with appropriate and specialized experience. We must also attract, develop, and retain a sufficient number of qualified field and distribution center personnel. Competition for talent is intense and the turnover rate in the retail industry is generally high. Furthermore, we have experienced a shortage of labor for field and distribution center positions, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel for these and other positions in future periods. Our ability to meet our labor needs while controlling costs is subject to external factors such as unemployment levels, prevailing wage rates and competitive wage pressures, minimum wage legislation, and overtime and paid leave regulations. Failing to offer competitive wages or benefits, or to manage our workforce effectively, could adversely affect our ability to attract or retain appropriate talent sufficient to meet the needs of our business. Moreover, shifts in U.S. immigration policy could negatively impact our ability to attract, hire, and retain skilled employees who are from outside the United States.
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
Traditional geographic competition for talent has changed as a result of the shift to remote work. If our employment proposition is not perceived as favorable compared to other companies, including due to our requirements or expectations about when or how often certain employees work on-site or remotely, it could negatively impact our ability to attract and retain talent.
If we are unable to retain, attract, and motivate talented employees with the appropriate skill sets, we may not achieve our objectives and our business could be adversely affected.
The global market for real estate is competitive.
Our ability to effectively obtain real estate to open new stores, distribution centers, and corporate offices nationally and internationally depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing store leases. In addition, we may seek to downsize, consolidate, reposition, relocate, or close some of our real estate locations, which in most cases requires a modification or termination of an existing store lease. For example, we recently completed our initiative to rationalize the Gap and Banana Republic store fleet by closing, net of openings, 344 Gap and Banana Republic stores in North America from the beginning of fiscal 2020 to the end of fiscal 2023. Failure to secure adequate new locations, successfully modify or exit existing locations, or effectively manage the profitability of our existing fleet of stores, could adversely affect our results of operations.
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
Other risks that may affect our franchisees and licensees include general economic conditions in specific countries or markets, foreign exchange rates, changes in diplomatic and trade relationships, restrictions on the transfer of funds, and geopolitical instability. The value of our brands could be impaired to the extent that our franchisees and licensees do not operate their stores or websites or sell our branded products in a manner consistent with our requirements regarding our brand identities and customer experience standards. Failure to protect the value of our brands, or any other harmful acts or omissions by a franchisee or licensee, could also adversely affect our results of operations and our reputation.
Our efforts to expand internationally may not be successful.
Our current business strategies include pursuing selective international expansion in a number of countries around the world through several channels. This includes our franchisees opening additional stores internationally. We have limited experience operating or franchising in some of these locations. In many of these locations, we face major established competitors. In addition, in many of these locations, real estate, employment and labor, transportation and logistics, and other operating requirements differ dramatically from those in the places where we have more experience. Consumer tastes and trends may differ in these locations and, as a result, the sales of our products may not be successful, or we may not achieve the results we anticipate. If our international expansion plans are unsuccessful or do not deliver an appropriate return on our investments, our results of operations could be adversely affected.
Our investments in customer, digital, omni-channel, and other strategic initiatives may not deliver the results we anticipate.

One of our strategic priorities is to further develop an omni-channel shopping experience for our customers through the integration of our store and digital shopping channels. Our omni-channel initiatives include cross-channel logistics optimization and exploring additional ways to develop an omni-channel shopping experience, including further digital integration and customer personalization. These initiatives may involve significant investments in information technology systems, data science and artificial intelligence initiatives, and significant operational changes. Our competitors are also investing in omni-channel initiatives, some of which may be more successful than our initiatives. If the implementation of our customer, digital, and omni-channel initiatives is not successful, or we do not realize the return on our investments in these initiatives that we anticipate, our results of operations would be adversely affected.
We have made and will continue to make investments in other strategic initiatives across our business. These initiatives involve, among others, significant investments in product design and development; marketing and media; store operations; supply chain and inventory management; and technology including automation, data analytics, and artificial intelligence. In addition, we have and may continue to pursue initiatives to simplify and increase efficiencies across our business. These initiatives are subject to many estimates and assumptions, and we cannot guarantee that we will realize any or all of the intended returns, benefits, efficiencies, or cost savings from these initiatives to the extent or on the timelines expected.
Our strategic initiatives also include accelerating growth in certain high-potential product categories, including activewear. We compete with other retailers in these categories, some of which may be larger than us and more established in these categories, and competition is intense, as described above. There can be no assurance that our expansion in these categories will be successful.
We have and may continue to engage in or seek to engage in strategic transactions, such as acquisitions, partnerships, divestitures, and other dispositions, that are subject to various risks and uncertainties and which could disrupt or adversely affect our business.
We have and may continue to engage in or seek to engage in strategic transactions, such as acquisitions, partnerships, divestitures, or other dispositions. In recent years, we transferred our Europe, Mexico, and China businesses to a partnership model, and are awaiting regulatory approvals to transfer our Taiwan business.
We may not be able to complete strategic transactions on anticipated terms or time frames or at all, and such transactions may not generate any or all of the expected strategic, financial, operational, or other benefits if and when completed on anticipated time frames or at all. In addition, these transactions may be complex, and unanticipated developments or changes, including changes in law, the macroeconomic environment, market conditions, the retail industry, or political conditions may affect our ability to complete such transactions. In addition, the process of completing these transactions may be time-consuming and involve considerable costs and expenses, which may be significantly higher than anticipated and may not yield a benefit if the transactions are not completed successfully. Executing these transactions may require significant time and attention from our senior management and employees, which could disrupt our ongoing business and adversely affect our results of operations. We may also experience increased difficulties in attracting, retaining, and motivating employees and/or attracting and retaining customers during the pendency or following the completion of any of these transactions, which could harm our business.
Risks Related to Information Security and Technology
We are subject to data and security risks, which could adversely affect our operations and consumer confidence in our security measures or result in liability.
As part of our normal operations, we receive and maintain confidential, proprietary, and personally identifiable information, including credit card information, and information about our customers, our employees, job applicants, and other third parties. The secure operation of our networks and systems, and those of our business partners, suppliers, and third-party service providers, including those on which this type of information is stored, processed, and maintained is critical to our business operations. These networks and systems are subject to an increasing threat of continually evolving data and security risks, which we must manage.

Security breaches and vulnerabilities impacting our systems and those of our business partners and third-party service providers could cause harm to our systems or compromise data stored on our networks or those of our business partners and third-party service providers, and could expose us to remedial, legal, and other costs which could be material. The retail industry, in particular, has been the target of recent cyberattacks. Our efforts to take appropriate measures to safeguard our information security and privacy environment from security breaches and vulnerabilities, and to train our employees to identify security threats as part of our security efforts, vary in maturity across our business. The constantly changing nature of the cyber threats landscape means that we are not able to anticipate or prevent all types of cyberattacks, and our logging processes may not be sufficient to fully investigate a cyberattack. Additionally, as cybercriminals become more sophisticated, the cost of proactive defensive measures continues to increase. Like our peers, we have been targeted by cyberattacks, which in some cases have been successful.
Actual or anticipated cyberattacks and vulnerabilities may disrupt or impair our operations, and may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in technological capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transactions and other data being more easily breached or compromised. Measures we implement to protect against cyberattacks and address vulnerabilities may also have the potential to impact our customers’ shopping experience or decrease activity on our e-commerce platform by making it more difficult to use. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information.
The global regulatory environment surrounding data privacy and cybersecurity is increasingly demanding, and we are required to comply with new and constantly evolving laws, such as various state-level privacy laws in the United States and international laws such as the General Data Protection Regulation in the European Union and United Kingdom, which give consumers the right to control how their personal information is collected, used, shared, and retained. Our failure to comply with these and other data privacy laws or to secure personal or confidential information could result in significant legal and financial exposure, and a loss of consumer confidence in our security measures, which could adversely affect our results of operations and our reputation.
Failures of, or updates or changes to, our information technology systems may disrupt operations.
We maintain a complex technology platform consisting of both legacy and modern systems. We also increasingly rely on third-party service providers for public cloud infrastructure that powers our e-commerce platform and other systems. Our owned and operated systems require continual maintenance, upgrades, and changes, some of which are significant. Upgrades may involve replacing existing systems with successor systems, making changes to existing systems, or acquiring new systems with new functionality. We are also undertaking significant upgrades to our digital and information technology systems to, among other things, advance our data analytics capabilities; enhance our in-store and e-commerce experiences; improve our product design and development, and supply chain and inventory management capabilities; enable us to more effectively personalize our marketing; enhance the security of and reduce risks associated with our technology systems; streamline our information technology operations; and enable us to work more efficiently. Many of these efforts depend on the continued integration of data science and artificial intelligence within our information technology systems. We have limited back-up systems and redundancies, and our technology systems and e-commerce platform have experienced system failures in the past which have disrupted our business.
There are inherent risks associated with maintaining and replacing these systems, including accurately capturing data and addressing system disruptions. We may not successfully maintain or launch these systems as planned or implement them without disruptions to our operations. Information technology system disruptions or failures, if not anticipated and appropriately mitigated, or failure to successfully implement new or upgraded systems, could disrupt our operations and adversely affect our results of operations. As we continue to move to their platforms, our reliance on third-party systems means that any downtime or security issues they experience poses a greater risk of a single point of failure. Any failure by our third-party service providers could disrupt our operations and adversely affect our results of operations.

Our technology systems that support our e-commerce platform may not be effective or function properly.
Many of our customers shop with us through our e-commerce platform, including on our websites and mobile app. Increasingly, customers are using smart devices to shop with us and with our competitors and to compare our products with those of our competitors. We are also increasingly using social media and our mobile app to interact with customers and enhance their shopping experience. We must provide an attractive, effective, reliable, and user-friendly e-commerce platform that offers a wide assortment of merchandise with rapid delivery options and that continually meets the changing expectations of digital shoppers. Our failure to do so, or any failure of our e-commerce platform due to disruptions in telephone or network services, power outages, inadequate system capacity, system hardware or software issues, computer viruses, security breaches, human error, or disruptions due to updates or changes to our information technology systems, could place us at a competitive disadvantage, result in lost e-commerce sales, or harm our brands’ reputations, which could adversely affect our business and results of operations.
Financial Risks
Reductions in income and cash flow from our private label and co-branded credit card programs could adversely affect our results of operations and financial condition.
A third party, Barclays Bank Delaware ("Barclays"), currently issues and services our private label and co-branded credit cards for our Old Navy, Gap, Banana Republic, and Athleta brands. Our arrangement with Barclays provides for certain payments to be made by Barclays to us, including a share of revenues from the performance of the credit card portfolios. The income and cash flow that we receive from Barclays depends upon a number of factors, including the level of sales on private label and co-branded accounts; the level of balances carried on the accounts; payment rates on the accounts; finance charge rates and other fees on the accounts; the level of credit losses for the accounts; Barclays’ ability to extend credit to our customers; as well as the cost of customer rewards programs. All of these factors can vary based on changes in federal and state credit card, banking, and consumer protection laws. The factors affecting the income and cash flow that we receive from our credit card arrangement can also vary based on a variety of economic, legal, social, and other factors that we cannot control. If the income and cash flow that we receive from our credit card arrangement decreases significantly, our results of operations and financial condition could be adversely affected.
Our business is exposed to the risks of foreign currency exchange rate fluctuations and our hedging strategies may not be effective in mitigating those risks.
We are exposed to foreign currency exchange rate risk with respect to our sales, operating expenses, profits, assets, and liabilities generated or incurred in foreign currencies as well as inventory purchases in U.S. dollars for our foreign subsidiaries. Fluctuations in foreign currency exchange rates could also impact consumer spending or adversely affect the profitability of our foreign operations or those of our franchisees and licensees. Global economic and geopolitical uncertainty have in the past and may in the future result in volatility in foreign exchange rates. Financial instruments that we use to hedge certain foreign currency risks may not succeed in fully offsetting the negative impact of foreign currency rate movements and generally only delay the impact of adverse foreign currency rate movements on our business and results of operations.
We experience fluctuations in our comparable sales and margins, which could adversely affect the market price of our common stock, our credit ratings, and our liquidity.
Our success depends in part on our ability to grow comparable sales and improve margins. A variety of factors affect comparable sales and margins, including but not limited to apparel trends; competition; current economic conditions (including macroeconomic pressures and geopolitical instability); the timing of new merchandise releases and promotional events; changes in our merchandise mix; the success of our marketing programs (including our loyalty program); supply chain disruptions and transitory costs; foreign currency exchange rate fluctuations; industry traffic trends; and weather conditions. These factors may cause our comparable sales results and margins to differ materially from prior periods and from financial market expectations. Our comparable sales, including comparable online sales, have fluctuated significantly in the past on an annual and quarterly basis. Over the past four fiscal years, our reported annual comparable sales have ranged from a high of 6 percent in fiscal 2021 to a low of negative 7 percent in fiscal 2022. Over the same period, our reported gross margins have ranged from a high of 41.3 percent in fiscal 2024 to a low of 34.3 percent in fiscal 2022, and our reported operating margins have ranged from a high of 7.4 percent in fiscal 2024 to a low of negative 0.4 percent in fiscal 2022.
Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and apparel trends; selecting effective marketing techniques; providing an appropriate mix of merchandise for our broad and diverse customer base; managing inventory effectively; using effective pricing strategies; and optimizing store and online performance. Fluctuations in our comparable sales and margins or failure to meet financial market expectations in one or more future periods could reduce the market price of our common stock, cause our credit ratings to decline, and negatively impact our liquidity.
Our level of indebtedness may adversely affect our ability to operate and expand our business.
We have a secured asset-based revolving credit agreement (the "ABL Facility"). As of February 1, 2025, we had $2.2 billion in principal amount of undrawn commitments available for borrowings under the ABL Facility, subject to borrowing base availability. We also have $1.5 billion aggregate principal amount of Senior Notes due 2029 and 2031 (the “Senior Notes”) outstanding. As a result, we are subject to risks relating to our indebtedness.
Our level of indebtedness could impact our business in the following ways:
•make it more difficult for us to satisfy our debt obligations, including with respect to the Senior Notes and ABL Facility;
•increase our vulnerability to general adverse economic and external conditions;
•impair our ability to obtain additional debt or equity financing in the future for working capital, capital expenditures, acquisitions, or general corporate or other purposes;
•require us to dedicate a material portion of our cash flows from operations to the payment of principal and interest on our indebtedness, thereby reducing the availability of our cash flows to fund working capital needs, capital expenditures, acquisitions, and other general corporate purposes;
•expose us to the risk of increased interest rates for borrowings under the ABL Facility, which bear interest at a variable rate;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a disadvantage compared to our competitors that have less indebtedness; and
•limit our ability to adjust to changing market conditions.
Any of these risks could impact our ability to operate and expand our business, which could adversely affect our business, financial condition, and results of operations. Furthermore, we may in the future incur additional indebtedness, which could intensify these risks and make it more difficult for us to satisfy our obligations under our indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
We may be required to dedicate a substantial portion of cash flows from operations to the payment of principal and interest under our indebtedness. We generated net cash from operating activities of $1.5 billion in fiscal 2024 and ended fiscal 2024 with $2.6 billion of cash, cash equivalents, and short-term investments on our balance sheet.
Our ability to make scheduled payments on our indebtedness depends upon our future operating performance and on our ability to generate cash flows in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our debt service obligations and other liquidity needs.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity financing, or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures (including due to restrictions in our indebtedness agreements), if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations.
If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, could terminate their commitments to loan money to us, and could foreclose against any assets securing our indebtedness under the ABL Facility, and we could be forced into bankruptcy or liquidation.
Covenants in the ABL Facility may restrict our business and could limit our ability to implement our business plan.
The ABL Facility includes covenants restricting, among other things, our ability to do the following under certain circumstances:
•grant or incur liens;
•sell or otherwise dispose of assets, including capital stock of subsidiaries;
•make investments in certain subsidiaries;
•pay dividends, make distributions, or redeem or repurchase capital stock; and
•consolidate or merge with or into, or sell substantially all of our assets to, another entity.
Compliance with these and the other covenants in the ABL Facility may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in strategic transactions. We cannot assure you that we will be able to comply with our financial or other covenants under the ABL Facility or that any covenant violations would be waived in the future. Any violation that is not waived could result in an event of default and, as a result, our lenders under the ABL Facility could declare all outstanding principal and interest to be due and payable, could suspend commitments to make any advances, or could require any outstanding letters of credit to be collateralized by an interest bearing cash account, any or all of which could adversely affect our business, financial condition, and results of operations.
Changes in our credit profile or deterioration in market conditions may limit our access to the capital markets and adversely impact our business and financial condition.
We currently have corporate credit ratings of BB with a positive outlook from Standard & Poor's and Ba2 with a stable outlook from Moody’s. Any reduction in our credit ratings could result in reduced access to the credit and capital markets, more restrictive covenants in future financing documents and higher interest costs, and potentially increased lease or hedging costs. In addition, market conditions such as increased volatility or disruption in the credit markets could adversely affect our ability to obtain financing or refinance existing debt on terms that would be acceptable to us.
Risks Related to Sustainability and Climate Change
Our business is subject to evolving regulations and expectations with respect to environmental, social, and governance ("ESG") matters that could expose us to numerous risks.
Increasingly regulators, customers, investors, employees, and other stakeholders are focusing on ESG matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives, including design, sourcing, and operations decisions, and collecting, measuring, and reporting ESG-related information and metrics can be costly, difficult, and time consuming, and is subject to evolving reporting standards, including climate and sustainability reporting requirements in the United States and European Union. We may also communicate certain ESG-related initiatives and goals in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized or sued for the accuracy, adequacy, or completeness of our disclosures. Separately, there is increased scrutiny of companies’ diversity, equity, and inclusion initiatives. Negative perception of our diversity, equity, and inclusion initiatives, whether due to perceived over or under pursuit of such initiatives, may likewise result in criticism as well as potential litigation or other adverse impacts.
Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes, and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial condition, and results of operations could be adversely affected.
Climate change may have an adverse impact on our business.
Our properties and operations, and those of our franchisees, vendors, and other business partners, may be vulnerable to the adverse effects of climate change, which may include an increase in the frequency and severity of weather conditions and other natural cycles such as hurricanes, tornadoes, floods, earthquakes, wildfires, and droughts, as well as shifts in climate patterns. The physical changes prompted by climate change could result in increased regulation or changes in consumer preferences and spending patterns. Such events have the potential to disrupt our operations and those of our franchisees, vendors, and other business partners, cause store and factory closures, and impact our customers, employees, and workers in our supply chain, all of which may adversely affect our business, financial condition, and results of operations.
General Risks
Our business and results of operations could be adversely affected by natural disasters, public health crises, political crises, negative global climate patterns, or other catastrophic events.
Natural disasters, such as hurricanes, tornadoes, floods, earthquakes, wildfires, droughts, and other extreme weather conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war, labor unrest, and other political instability; negative global climate patterns, especially in water stressed regions; or other catastrophic events or disasters occurring in or impacting the areas in which our stores, distribution centers, corporate offices, or our vendors’ manufacturing facilities are located, whether occurring in the United States or internationally, could disrupt our operations and the operations of our vendors and other third-party partners. Our disaster recovery and business continuity planning may not be sufficient in all instances to respond to the impact of such catastrophic events.
In particular, these types of events could impact our supply chain from or to the impacted regions, and could impact our ability or the ability of our franchisees and other third-party partners to operate stores or websites. These types of events could also negatively impact consumer spending in the impacted regions or globally, depending upon the severity. Disasters occurring at our vendors’ manufacturing facilities could impact our reputation and our customers’ perception of our brands. To the extent any of these events occur, our business and results of operations could be adversely affected.
Failure to comply with applicable laws and regulations, and changes in the regulatory or administrative landscape, could adversely affect our business, financial condition, and results of operations.

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
Our failure, or the failure of our employees, franchisees, licensees, vendors, or other business partners, to comply with applicable laws and regulations, and any changes in laws or regulations, the imposition of additional laws or regulations, or the enactment of any new or more stringent legislation that impacts employment and labor, anti-corruption, trade, product safety, transportation and logistics, health care, tax, cybersecurity, privacy, operations, or environmental issues, among others, could adversely affect our business, financial condition, and results of operations.
We are subject to various proceedings, lawsuits, disputes, and claims from time to time, which could adversely affect our business, financial condition, and results of operations.
As a multinational company, we are subject to various proceedings, lawsuits, disputes, and claims (“Actions”) arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. Actions filed against us from time to time include commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. In addition, we have filed a petition in the U.S. Tax Court to defend research credits taken in prior years. Actions are in various procedural stages and some may be covered in part by insurance. We cannot predict with assurance the outcome of Actions brought against us. Additionally, defending against or pursuing Actions may involve significant expense and diversion of management's attention and resources. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. An unfavorable outcome could adversely affect our business, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
Safeguarding our information systems as well as the information that we receive and store about our customers, employees, vendors, and others is a priority for Gap Inc. We maintain a cybersecurity program with technical and organizational safeguards that is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, including threats associated with the use of third-party systems. The program leverages our overall enterprise risk management and business continuity planning processes. Cybersecurity risk management processes are also embedded within our operating procedures, internal controls, and information systems.
Annually, employees receive cybersecurity training, and we provide additional targeted cybersecurity awareness and education activities throughout the year. In partnership with external consultants, we periodically conduct “tabletop” exercises with management, our Board and members of our Information Security, Information Technology, and Privacy teams during which we simulate real-life cybersecurity incident scenarios to assess our preparedness, test our incident response plan and highlight potential areas for improvement. Audits of our cybersecurity risk management processes are conducted periodically in order to test the effectiveness of controls designed to prevent and respond to cyberattacks at different levels within Gap Inc. In addition, we maintain cybersecurity risk insurance.
Our Information Security and Information Technology teams manage and monitor our cybersecurity environment. These teams track cybersecurity incidents across Gap Inc., our vendors and third-party service providers to remediate and resolve incidents. Incidents are escalated as appropriate based on a risk assessment framework, including as needed to senior management. Gap Inc.’s Privacy team is involved to the extent data privacy concerns are implicated. We maintain an incident response plan to coordinate activities taken to respond to and remediate cybersecurity incidents. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and senior management makes final materiality determination and disclosure decisions.
Our cybersecurity risk management processes are based on industry-recognized standards. We partner with leading cybersecurity companies to leverage third-party technology and expertise, and we engage with these partners to support monitoring and maintaining the performance and effectiveness of controls implemented in our environment.
To date, our business strategy, results of operations, and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity-related risks, see “Risks Related to Information Security and Technology” in Item 1A, Risk Factors, of this Form 10-K.
Governance
Gap Inc.’s Chief Information Security Officer (“CISO”) oversees the cybersecurity program. The CISO reports to the Chief Technology Officer (“CTO”) and is responsible for assessing and maintaining the Company’s cybersecurity risk management processes. The CISO informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. The CISO, CTO, and members of the Information Security, Information Technology, and Privacy teams have broad experience and expertise in selecting, deploying, and operating cybersecurity technologies, initiatives and processes around the world. Our CISO has nearly 25 years of experience in the information security and information technology fields. Our CTO has nearly 35 years of experience in these fields, including in technology leadership roles for large companies across multiple industries.
Our Board understands the importance of maintaining a robust and effective cybersecurity program. The Audit and Finance Committee of the Board oversees the Company’s cybersecurity program as well as risk exposures and steps taken by management to monitor and mitigate cybersecurity risks. The CISO provides a quarterly update on the cybersecurity program, on an alternating basis to the Audit and Finance Committee or the full Board.
Our Internal Audit department facilitates an annual enterprise risk assessment ("ERA") that is designed to gather information regarding key enterprise risks, emerging risks, and critical risk events that could impact our objectives and strategies. The Internal Audit department partners with our Information Security, Information Technology, and Privacy teams to gather information about risks related to cybersecurity threats. The ERA is presented to the Board and provides the foundation for the annual Internal Audit plan, management’s monitoring and risk mitigation efforts, and ongoing Board-level oversight. On a quarterly basis, Gap Inc.’s Chief Audit Executive updates the Audit and Finance Committee on the Internal Audit plan. The Audit and Finance Committee also reviews updates to the Company’s enterprise risk profile, including identified cybersecurity risks, throughout the year. Additionally, key third-party dependencies are monitored as part of our overall business continuity planning, with the Audit and Finance Committee receiving periodic updates.
Item 2. Properties.
As of February 1, 2025, we had 2,506 Company-operated stores in the United States, Canada, Japan, and Taiwan, which totaled approximately 30.1 million square feet. Almost all of these stores are leased, typically with one or more renewal options after the initial term. Terms vary by type and location of store.

We own approximately 0.8 million square feet of corporate office space located in: San Francisco, Pleasanton, and Rocklin, California. We lease approximately 0.5 million square feet of corporate office space located in: San Francisco, California; New York, New York; Albuquerque, New Mexico; and Hyderabad, India. We also lease regional offices in North America and in various international locations. We own approximately 9.6 million square feet of distribution space located in: Fresno, California; Fishkill, New York; Groveport, Ohio; Gallatin, Tennessee; Brampton, Ontario, Canada; and Longview, Texas. We also have a distribution center in construction in London, Ontario, Canada with estimated occupancy in fiscal 2025. We lease approximately 0.5 million square feet of distribution space located in: Phoenix, Arizona and Hebron, Kentucky. Third-party logistics companies provide logistics services to us through distribution warehouses in: Chiba, Japan; Hong Kong, China; and New Taipei City, Taiwan. We also use a number of distribution facilities located globally that are leased and operated by third-party logistics providers related to our franchise business.
Item 3. Legal Proceedings.
We do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements.
Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our common stock is traded is the New York Stock Exchange (“NYSE”). On August 22, 2024, our common stock began trading on the NYSE under the new ticker symbol "GAP", which replaced our previous ticker symbol "GPS". The number of holders of record of our stock as of March 12, 2025 was 5,085.
The Company has paid dividends on a quarterly basis and expects to continue to do so, subject to approval by the Board. Additional dividend information can be found in the section entitled "Liquidity and Capital Resources" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of common stock of the Company made during the thirteen weeks ended February 1, 2025 by the Company or any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Month #1 (November 3 - November 30)	—	$—	—	$476	million
Month #2 (December 1 - January 4)	1,858,800	$24.12	1,858,800	$431	million
Month #3 (January 5 - February 1)	1,294,000	$23.48	1,294,000	$401	million
Total	3,152,800	$23.86	3,152,800
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
(2)In February 2019, we announced that the Board approved a $1 billion share repurchase authorization, which has no expiration date.

Stock Performance Graph
The graph below compares our cumulative total stockholder return on our common stock for the five-year period ended February 1, 2025, with the cumulative total returns of (i) the S&P 500 Index and (ii) the Dow Jones U.S. Apparel Retailers Index. The total stockholder return for our common stock assumes reinvestment of any dividends paid.
TOTAL RETURN TO STOCKHOLDERS
(Assumes $100 investment on 2/1/2020)

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
02/01/20
01/30/21
01/29/22
01/28/23
02/03/24
02/01/25
The Gap, Inc.
S&P 500
Dow Jones U.S. Apparel Retailers

Total Return Analysis

	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025
The Gap, Inc.	$100.00	$116.31	$104.44	$82.15	$130.10	$162.33
S&P 500	$100.00	$117.25	$144.56	$132.68	$160.30	$202.59
Dow Jones U.S. Apparel Retailers	$100.00	$106.91	$118.34	$129.27	$144.65	$184.45
Source: Research Data Group, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our Business
We are a house of iconic brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of February 1, 2025, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa. Under these agreements, third parties operate, or will operate, stores and websites that sell apparel and related products under our brand names. In addition to operating in the specialty, outlet, online, and franchise channels, we use our omni-channel capabilities to bridge the digital world and physical stores. The shopping experience is further enhanced by our omni-channel services, including buy online pick-up in store, order-in-store, and ship-from-store, as well as enhanced mobile-enabled experiences, which allow our customers to shop seamlessly across our brands and channels. Our brands have shared investments in supply chain and inventory management, which allows us to optimize efficiency and responsiveness in our operations. Most of the products sold under our brand names are designed by us and manufactured by independent sources.
Overview
Fiscal 2024 consisted of 52 weeks versus 53 weeks in fiscal 2023. Fiscal 2023 net sales and operating results, as well as other metrics derived from the Consolidated Statement of Operations, include the impact of the additional week.
Financial results for fiscal 2024 are as follows:
•Net sales for fiscal 2024 increased 1 percent to $15.1 billion compared with $14.9 billion for fiscal 2023.
•Store and franchise sales for fiscal 2024 were flat compared with fiscal 2023 and online sales for fiscal 2024 increased 4 percent compared with fiscal 2023.
•Gross profit for fiscal 2024 was $6.2 billion compared with $5.8 billion for fiscal 2023. Gross margin for fiscal 2024 was 41.3 percent compared with 38.8 percent for fiscal 2023.
•Operating income for fiscal 2024 was $1.1 billion compared with $560 million for fiscal 2023.
•Effective tax rate for fiscal 2024 was 25.8 percent compared with 9.7 percent for fiscal 2023.
•Net income for fiscal 2024 was $844 million compared with $502 million for fiscal 2023.
•Diluted earnings per share was $2.20 for fiscal 2024 compared with $1.34 for fiscal 2023.
•Merchandise inventory as of fiscal 2024 increased 4 percent compared with fiscal 2023.

While we continue to transform, we remain focused on the following strategic priorities in the near term:
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
Macroeconomic factors, including uncertainty surrounding inflationary pressures, global geopolitical instability, and changes related to government fiscal, monetary, and tax policies including changes in interest rates, tax rates, duties, tariffs, and other restrictions, continue to create a complex and challenging retail environment. The macroeconomic environment has had and may continue to have an impact on consumer behavior. We anticipate continued uncertainty related to the macroeconomic environment during fiscal 2025, and we will continue to monitor macroeconomic conditions, including consumer behavior and the impact of these factors on consumer demand. For additional information on the risks and uncertainties to our business caused by macroeconomic factors, see the section entitled “Risk Factors—Risks Related to Macroeconomic Conditions—Global economic conditions have and could continue to adversely affect our business, financial condition, and results of operations” in Item 1A, Risk Factors, of this Form 10-K.
We identify our operating segments according to how our business activities are managed and evaluated. As of February 1, 2025, our operating segments included Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Our brands have similar products, suppliers, customers, methods of distribution, and regulatory environment. We have determined that each of our operating segments share similar qualitative and economic characteristics, and, therefore, the results of our operating segments are aggregated into one reportable segment.
Results of Operations
A discussion regarding our results of operations for fiscal year 2024 compared with fiscal year 2023 is presented below. A discussion regarding our results of operations for fiscal year 2023 compared with fiscal year 2022 can be found under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on the Form 10-K for the year ended February 3, 2024, filed with the SEC on March 19, 2024.
Net Sales
See Note 3 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for net sales disaggregation.
Comparable Sales ("Comp Sales")
Fiscal 2024 consisted of 52 weeks versus 53 weeks in fiscal 2023. Due to the 53rd week in fiscal 2023, in order to maintain consistency, Comp Sales for the 52 weeks ended February 1, 2025 are compared to the 52 weeks ended February 3, 2024.
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
Current year foreign exchange rates are applied to both current year and prior year Comp Sales to achieve a consistent basis for comparison.
The percentage change in Comp Sales by global brand and for The Gap, Inc., as compared with the preceding year, is as follows:

	Fiscal Year
	2024	2023
Old Navy Global	3%	(1)%
Gap Global	4%	1%
Banana Republic Global	1%	(7)%
Athleta Global	—%	(12)%
The Gap, Inc.	3%	(2)%

Store count, openings, closings, and square footage for our stores are as follows:

	February 3, 2024	Fiscal 2024		February 1, 2025
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,243	20	14	1,249	19.8
Gap North America	472	5	24	453	4.8
Gap Asia	134	1	13	122	1.1
Banana Republic North America	400	4	24	380	3.2
Banana Republic Asia	43	6	7	42	0.1
Athleta North America	270	2	12	260	1.1
Company-operated stores total	2,562	38	94	2,506	30.1
Franchise	998	139	74	1,063	N/A
Total	3,560	177	168	3,569	30.1
Increase (decrease) over prior year				0.3%	(1.6)%

	January 28, 2023	Fiscal 2023		February 3, 2024
	Number of Store Locations	Number of Stores Opened	Number of Stores Closed	Number of Store Locations	Square Footage (in millions)
Old Navy North America	1,238	25	20	1,243	19.8
Gap North America	493	1	22	472	5.0
Gap Asia (1)	232	2	11	134	1.2
Banana Republic North America	419	2	21	400	3.3
Banana Republic Asia	46	4	7	43	0.2
Athleta North America	257	25	12	270	1.1
Company-operated stores total	2,685	59	93	2,562	30.6
Franchise (1)	667	293	96	998	N/A
Total	3,352	352	189	3,560	30.6
Increase (decrease) over prior year				6.2%	(3.8)%
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

Net Sales Discussion
Our net sales for fiscal 2024 increased $197 million, or 1 percent, compared with fiscal 2023, despite the loss of sales attributable to the incremental 53rd week during fiscal 2023. The increase was primarily due to improved Comp Sales driven by Old Navy Global and Gap Global.
Cost of Goods Sold and Occupancy Expenses

($ in millions)	Fiscal Year
	2024	2023
Cost of goods sold and occupancy expenses	$8,859	$9,114
Gross profit	$6,227	$5,775
Cost of goods sold and occupancy expenses as a percentage of net sales	58.7%	61.2%
Gross margin	41.3%	38.8%

Cost of goods sold and occupancy expenses decreased 2.5 percentage points as a percentage of net sales in fiscal 2024 compared with fiscal 2023.
•Cost of goods sold decreased 2.1 percentage points as a percentage of net sales in fiscal 2024 compared with fiscal 2023, primarily driven by lower commodity costs. Additionally, there was a benefit from incremental income related to our revenue sharing arrangement from our credit card agreement primarily recognized in the second quarter of fiscal 2024.
•Occupancy expenses decreased 0.4 percentage points as a percentage of net sales in fiscal 2024 compared with fiscal 2023, primarily driven by an increase in net sales without a corresponding increase in occupancy expenses.
Operating Expenses and Operating Margin

($ in millions)	Fiscal Year
	2024	2023
Operating expenses	$5,115	$5,215
Operating expenses as a percentage of net sales	33.9%	35.0%
Operating margin	7.4%	3.8%
Operating expenses decreased $100 million, or 1.1 percentage points as a percentage of net sales during fiscal 2024 compared with fiscal 2023, primarily due to the following:
•a decrease in advertising expenses of $102 million;
•restructuring expenses of $89 million incurred during fiscal 2023 as a result of actions taken to simplify and optimize our operating model and structure; and
•a decrease in payroll expenses related to our operating model and structure changes; partially offset by
•an increase in performance-based compensation; and
•a gain on sale of building of $47 million that occurred during the first quarter of fiscal 2023.
Interest Expense

($ in millions)	Fiscal Year
	2024	2023
Interest expense	$87	$90
Interest expense primarily includes interest on outstanding borrowings and obligations mainly related to our Senior Notes and tax-related interest expense.
Interest Income

($ in millions)	Fiscal Year
	2024	2023
Interest income	$(112)	$(86)
Interest income increased $26 million during fiscal 2024 compared with fiscal 2023 primarily due to higher cash balances, partially offset by a decrease in tax-related interest income.
Income Taxes

($ in millions)	Fiscal Year
	2024	2023
Income tax expense	$293	$54
Effective tax rate	25.8%	9.7%

The change in the effective tax rate for fiscal 2024 compared with fiscal 2023 was primarily due to changes in valuation allowances in the prior year, tax benefits recognized in the prior year from a U.S. transfer pricing settlement related to our sourcing activities, and changes in the amount and mix of jurisdictional earnings, partially offset by a favorable impact from stock-based compensation.
See Note 4 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for further details.
Liquidity and Capital Resources
We consider the following to be measures of our liquidity and capital resources:

($ in millions)	February 1, 2025	February 3, 2024
Cash and cash equivalents	$2,335	$1,873
Short-term investments	253	—
Debt
3.625 percent Senior Notes due 2029	750	750
3.875 percent Senior Notes due 2031	750	750
Working capital	1,947	1,299
Current ratio	1.60:1	1.42:1
As of February 1, 2025, the majority of our cash, cash equivalents, and short-term investments were held in the United States and are generally accessible without any limitations.
We are also able to supplement near-term liquidity, if necessary, with our senior secured asset-based revolving credit agreement (the "ABL Facility") or other available market instruments. There were no borrowings under the ABL Facility as of February 1, 2025 and February 3, 2024. See Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for disclosures on the ABL Facility.
Our largest source of operating cash flows is cash collections from the sale of our merchandise. Our primary uses of cash include merchandise inventory purchases, lease and occupancy costs, personnel-related expenses, purchases of property and equipment, shipping costs, and payment of taxes. In addition, we may have dividend payments and share repurchases. As our business typically follows a seasonal pattern, with sales peaking during the end-of-year holiday period, we fund inventory expenditures during normal and peak periods through cash flows from operating activities and available cash. The seasonality of our operations, in addition to the impact of global economic conditions such as uncertainty surrounding inflationary pressures, global geopolitical instability, and changes related to government fiscal, monetary, and tax policies including changes in interest rates, tax rates, duties, tariffs, and other restrictions, may lead to significant fluctuations in certain asset and liability accounts as well as cash inflows and outflows between fiscal year-end and subsequent interim periods.
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
We are party to many contractual obligations involving commitments to make payments to third parties. These obligations impact our short-term and long-term liquidity and capital resource needs. Certain contractual obligations are reflected on the Consolidated Balance Sheet as of February 1, 2025, while others are considered future obligations. Our contractual obligations primarily consist of operating leases, purchase obligations and commitments, long-term debt and related interest payments, and income taxes. See Notes 6 and 11 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K for information related to our debt and operating leases, respectively.

Purchase obligations and commitments consist of open purchase orders to purchase inventory as well as commitments for products and services used in the normal course of business. As of February 1, 2025, our purchase obligations and commitments were approximately $4 billion. We expect that the majority of these purchase obligations and commitments will be settled within one year.
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
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $46 million during fiscal 2024 compared with fiscal 2023, primarily due to the following:
Net income
•an increase in net income;
Non-cash item
•an increase of $91 million related to the recognition of deferred tax expense in fiscal 2024 compared with deferred tax benefit in fiscal 2023;
Change in operating assets and liabilities
•a decrease of $471 million related to merchandise inventory driven by a slight increase in inventory at the end of fiscal 2024 primarily due to the timing of receipts compared with a significant reduction in inventory in fiscal 2023 as a result of an elevated opening balance of inventory in that fiscal year.
Cash Flows from Investing Activities
Net cash used for investing activities increased $358 million during fiscal 2024 compared with fiscal 2023, primarily due to the following:
•$247 million of net purchases of short-term investments during fiscal 2024; and
•$69 million less in net proceeds from the sale of property during fiscal 2024 compared with fiscal 2023.
In fiscal 2024, cash used for purchases of property and equipment was $447 million primarily related to store investments, information technology, and supply chain to support the customer experience.
Cash Flows from Financing Activities
Net cash used for financing activities decreased $246 million during fiscal 2024 compared with fiscal 2023, primarily due to the following:
•$350 million for repayments of revolving credit facility borrowings during fiscal 2023; partially offset by
•$75 million in repurchases of common stock during fiscal 2024 compared with no repurchases during fiscal 2023.
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

The following table reconciles free cash flow, a non-GAAP financial measure, from net cash provided by operating activities, a GAAP financial measure.

	Fiscal Year
($ in millions)	2024	2023
Net cash provided by operating activities	$1,486	$1,532
Less: Purchases of property and equipment	(447)	(420)
Free cash flow	$1,039	$1,112
Debt and Credit Facilities
Certain financial information about the Company's debt and credit facilities is set forth under the headings "Debt and Credit Facilities" in Note 6 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Dividend Policy
In determining whether and at what level to declare a dividend, our Board considers a number of factors including sustainability, operating performance, liquidity, and market conditions.
We paid an annual dividend of $0.60 per share in fiscal 2024 and fiscal 2023. In February 2025, the Board authorized a dividend of $0.165 per share for the first quarter of fiscal 2025.
Share Repurchases
Certain information about the Company's share repurchases is set forth under the heading "Share Repurchases" in Note 9 of Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
Inventory Valuation
We value inventory at the lower of cost or net realizable value (“LCNRV”), with cost determined using the weighted-average cost method. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes or colors), and we primarily use markdowns to clear merchandise. We record an adjustment to inventory when future estimated selling price is less than cost. Our LCNRV adjustment calculation requires management to make assumptions to estimate the selling price and amount of slow-moving merchandise and broken assortments subject to markdowns, which is dependent upon factors such as historical trends with similar merchandise, inventory aging, forecasted consumer demand, and the promotional environment.
We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCNRV. However, if estimates regarding consumer demand are inaccurate, or if global economic conditions change beyond what is currently estimated by management, our operating results could be affected.

Impairment of Long-Lived Assets
Long-lived assets, which primarily consist of property and equipment and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, the decision to close a store, corporate facility, or distribution center, or adverse changes in business climate.
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
Income Taxes
We are a multinational company operating in multiple domestic and foreign locations with different tax laws and regulations. The Company's management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability for financial statement purposes. We record valuation allowances against our deferred tax assets when it is more likely than not that some portion or all of such deferred tax assets will not be realized. In determining the need for valuation allowances, management is required to make assumptions and to apply judgment, including tax planning strategies, forecasting future income, taxable income, and the geographic mix of income or losses in the jurisdictions in which we operate. Our effective tax rate in a given financial statement period may also be materially impacted by changes in the geographic mix and level of income or losses, changes in the expected or actual outcome of audits, changes in deferred tax valuation allowances, or new tax legislation.
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
We also defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement.
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

We have performed a sensitivity analysis as of February 1, 2025 based on a model that measures the impact of a hypothetical 10 percent adverse change in foreign currency exchange rates to the U.S. dollar (with all other variables held constant) on our underlying estimated major foreign currency exposures, net of derivative financial instruments. The foreign currency exchange rates used in the model were based on the spot rates in effect as of February 1, 2025. The sensitivity analysis indicated that a hypothetical 10 percent adverse movement in foreign currency exchange rates would have an unfavorable impact on the underlying cash flow, net of our foreign exchange derivative financial instruments, of $18 million as of February 1, 2025.
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
We have highly liquid fixed and variable income investments classified as cash and cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents on the Consolidated Balance Sheets. Our cash equivalents are comprised of money market funds and time deposits recorded at amortized cost, which approximates fair value, as well as debt securities recorded at fair value using market prices for identical or similar assets. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments on the Consolidated Balance Sheet. These debt securities are also recorded at fair value using market prices for identical or similar assets.
Changes in interest rates impact the fair value of our debt securities. As of February 1, 2025, we had $253 million in short-term investments which were recorded on the Consolidated Balance Sheet. There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during fiscal 2024. The Company held no short-term investments as of February 3, 2024.
Changes in interest rates also impact the interest income derived from our cash, cash equivalents, and short-term investments. In fiscal 2024 and fiscal 2023, we earned interest income of $112 million and $86 million, respectively.

Item 8. Financial Statements and Supplementary Data.
THE GAP, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of The Gap, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The Gap, Inc. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
As of February 1, 2025, the Company recorded sales return allowances of $60 million within accrued expenses and other current liabilities and a right of returns asset of $27 million within other current assets. The Company establishes sales return allowances and a right of returns asset on a gross basis for expected future merchandise returns, based on historical return patterns, merchandise mix, and recent trends.
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
March 18, 2025
We have served as the Company’s auditor since at least 1976, in connection with its initial public offering; however, an earlier year could not be reliably determined.

THE GAP, INC.
CONSOLIDATED BALANCE SHEETS

($ and shares in millions except par value)	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,335	$1,873
Short-term investments	253	—
Merchandise inventory	2,067	1,995
Other current assets	548	527
Total current assets	5,203	4,395
Property and equipment, net of accumulated depreciation	2,496	2,566
Operating lease assets	3,240	3,115
Other long-term assets	946	968
Total assets	$11,885	$11,044
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,488	$1,349
Accrued expenses and other current liabilities	1,083	1,108
Current portion of operating lease liabilities	632	600
Income taxes payable	53	39
Total current liabilities	3,256	3,096
Long-term liabilities:
Long-term debt	1,490	1,488
Long-term operating lease liabilities	3,353	3,353
Other long-term liabilities	522	512
Total long-term liabilities	5,365	5,353
Commitments and contingencies (see Note 14)
Stockholders' equity:
Common stock $0.05 par value
Authorized 2,300 shares for all periods presented; Issued and Outstanding 374 and 372 shares	19	19
Additional paid-in capital	146	113
Retained earnings	3,039	2,420
Accumulated other comprehensive income	60	43
Total stockholders' equity	3,264	2,595
Total liabilities and stockholders' equity	$11,885	$11,044

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year
($ and shares in millions except per share amounts)	2024	2023	2022
Net sales	$15,086	$14,889	$15,616
Cost of goods sold and occupancy expenses	8,859	9,114	10,257
Gross profit	6,227	5,775	5,359
Operating expenses	5,115	5,215	5,428
Operating income (loss)	1,112	560	(69)
Interest expense	87	90	88
Interest income	(112)	(86)	(18)
Income (loss) before income taxes	1,137	556	(139)
Income tax expense	293	54	63
Net income (loss)	$844	$502	$(202)
Weighted-average number of shares—basic	376	370	367
Weighted-average number of shares—diluted	384	376	367
Earnings (loss) per share—basic	$2.24	$1.36	$(0.55)
Earnings (loss) per share—diluted	$2.20	$1.34	$(0.55)

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year
($ in millions)	2024	2023	2022
Net income (loss)	$844	$502	$(202)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other, net of tax benefit of $(1), $—, and $—	1	(4)	14
Change in fair value of derivative financial instruments, net of tax expense of $8, $2, and $—	25	16	27
Reclassification adjustment for gains on derivative financial instruments, net of tax expense of $(6), $(1), and $(2)	(9)	(17)	(31)
Other comprehensive income (loss), net of tax	17	(5)	10
Comprehensive income (loss)	$861	$497	$(192)

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
($ and shares in millions except per share amounts)	Shares	Amount				Total
Balance as of January 29, 2022	371	$19	$43	$2,622	$38	$2,722
Net loss				(202)		(202)
Other comprehensive income, net of tax					10	10
Repurchases and retirement of common stock	(11)	(1)	(62)	(60)		(123)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(20)			(20)
Share-based compensation, net of forfeitures			39			39
Common stock dividends declared and paid ($0.60 per share)				(220)		(220)
Balance as of January 28, 2023	366	18	27	2,140	48	2,233
Net income				502		502
Other comprehensive loss, net of tax					(5)	(5)
Issuance of common stock related to stock options and employee stock purchase plans	3	—	27			27
Issuance of common stock and withholding tax payments related to vesting of stock units	3	1	(21)			(20)
Share-based compensation, net of forfeitures			80			80
Common stock dividends declared and paid ($0.60 per share)				(222)		(222)
Balance as of February 3, 2024	372	19	113	2,420	43	2,595
Net income				844		844
Other comprehensive income, net of tax					17	17
Repurchases and retirement of common stock	(3)	—	(75)			(75)
Issuance of common stock related to stock options and employee stock purchase plans	2	—	32			32
Issuance of common stock and withholding tax payments related to vesting of stock units	3	—	(50)			(50)
Share-based compensation, net of forfeitures			126			126
Common stock dividends declared and paid ($0.60 per share)				(225)		(225)
Balance as of February 1, 2025	374	$19	$146	$3,039	$60	$3,264

See Accompanying Notes to Consolidated Financial Statements

THE GAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year
($ in millions)	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$844	$502	$(202)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	500	522	540
Share-based compensation	126	80	37
Impairment of operating lease assets	—	4	33
Impairment of store assets	1	3	18
Amortization of debt issuance costs	4	4	6
Non-cash and other items	(9)	28	(16)
Loss on divestiture activity	—	—	35
Gain on sale of building	—	(47)	(83)
Deferred income taxes	27	(64)	42
Changes in operating assets and liabilities:
Merchandise inventory	(88)	383	554
Other current assets and other long-term assets	31	179	161
Accounts payable	137	42	(540)
Accrued expenses and other current liabilities	(25)	12	(243)
Income taxes payable, net of receivables and other tax-related items	46	75	417
Other long-term liabilities	(19)	(15)	(45)
Operating lease assets and liabilities, net	(89)	(176)	(107)
Net cash provided by operating activities	1,486	1,532	607
Cash flows from investing activities:
Purchases of property and equipment	(447)	(420)	(685)
Net proceeds from sale of property	7	76	458
Purchases of short-term investments	(409)	—	—
Proceeds from sales and maturities of short-term investments	162	—	—
Proceeds from divestiture activity, net of cash paid	—	9	—
Other	(5)	1	—
Net cash used for investing activities	(692)	(334)	(227)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	350
Repayments of revolving credit facility	—	(350)	—
Payments for debt issuance costs	—	—	(6)
Proceeds from issuances under share-based compensation plans	32	27	27
Withholding tax payments related to vesting of stock units	(50)	(20)	(20)
Repurchases of common stock	(75)	—	(123)
Cash dividends paid	(225)	(222)	(220)
Other	(3)	(2)	(2)
Net cash provided by (used for) financing activities	(321)	(567)	6
Effect of foreign exchange rate fluctuations on cash, cash equivalents, and restricted cash	(9)	(3)	(15)
Net increase in cash, cash equivalents, and restricted cash	464	628	371
Cash, cash equivalents, and restricted cash at beginning of period	1,901	1,273	902
Cash, cash equivalents, and restricted cash at end of period	$2,365	$1,901	$1,273
Non-cash investing activities:
Purchases of property and equipment not yet paid at end of period	$44	$43	$55
Supplemental disclosure of cash flow information:
Cash paid for interest during the period	$63	$74	$76
Cash paid for income taxes during the period, net of refunds	$237	$49	$(388)
Cash paid for operating lease liabilities	$981	$932	$942
See Accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
For the Fiscal Years Ended February 1, 2025, February 3, 2024, and January 28, 2023
Note 1. Organization and Summary of Significant Accounting Policies
Organization
The Gap, Inc., a Delaware corporation, is a house of iconic brands offering apparel, accessories, and personal care products for men, women, and children under the Old Navy, Gap, Banana Republic, and Athleta brands. As of February 1, 2025, we had Company-operated stores in the United States, Canada, Japan, and Taiwan. Our products are available to customers both in stores and online, through Company-operated and franchise stores, websites, and third-party arrangements. We also have franchise agreements to operate Old Navy, Gap, Banana Republic, and Athleta throughout Asia, Europe, Latin America, the Middle East, and Africa.
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
Fiscal Year and Presentation
Our fiscal year is a 52-week or 53-week period ending on the Saturday closest to January 31. The fiscal years ended February 1, 2025 (fiscal 2024) and January 28, 2023 (fiscal 2022) consisted of 52 weeks. The fiscal year ended February 3, 2024 (fiscal 2023) consisted of 53 weeks.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Our most significant accounting judgments include, but are not limited to, estimates and assumptions used for inventory valuation, income taxes and valuation allowances, sales return and bad debt allowances, deferred revenue, and the impairment of long-lived assets.
Cash, Cash Equivalents, and Short-Term Investments
Cash includes funds deposited in banks and amounts in transit from banks for customer credit card and debit card transactions that process in less than seven days.
All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash equivalents. Our cash equivalents are comprised of money market funds and time deposits recorded at amortized cost, which approximates fair value, as well as debt securities recorded at fair value using market prices for identical or similar assets.
Highly liquid investments with original maturities of greater than three months and less than two years are classified as short-term investments. These debt securities are also recorded at fair value using market prices for identical or similar assets.
Changes in the fair value of the debt securities impact net income only when such securities are sold or an other-than-temporary impairment is recognized. Income related to these securities is recorded within interest income on the Consolidated Statements of Operations.
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
As of February 1, 2025, February 3, 2024, and January 28, 2023, restricted cash primarily included consideration that serves as collateral for our insurance obligations and certain other obligations occurring in the normal course of business. As of January 28, 2023, restricted cash also included a collateral amount under the SCF program of $30 million. There were no collateral amounts under the SCF program as of February 1, 2025 and February 3, 2024. See Note 17 of Notes to Consolidated Financial Statements for related disclosures.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Consolidated Balance Sheets to the total shown on our Consolidated Statements of Cash Flows:

($ in millions)	February 1, 2025	February 3, 2024	January 28, 2023
Cash and cash equivalents	$2,335	$1,873	$1,215
Restricted cash included in other current assets	—	—	32
Restricted cash included in other long-term assets	30	28	26
Total cash, cash equivalents, and restricted cash shown on the Consolidated Statement of Cash Flows	$2,365	$1,901	$1,273
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
When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, with any resulting gain or loss recorded within operating expenses on the Consolidated Statements of Operations. Costs of maintenance and repairs are expensed as incurred. Costs incurred to implement cloud computing arrangements hosted by third-party vendors are capitalized when incurred during the application development phase and amortized on a straight-line basis over the estimated term of the cloud computing arrangement. Capitalized amounts related to such arrangements are recorded within other current assets and other long-term assets on our Consolidated Balance Sheets and were not material for fiscal 2024, 2023, or 2022.

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

Barclays, a third-party financial institution, is the sole owner of the accounts and underwrites the credit issued under the Credit Card programs. Our agreement with Barclays provides for certain payments to be made to us, including a share of revenue from the performance of the credit card portfolios and reimbursements of loyalty program rewards. We have identified separate performance obligations related to our credit card agreement that includes both providing a license and an obligation to redeem loyalty points issued under the loyalty program. Our obligation to provide a license is satisfied when the subsequent sale or usage occurs and our obligation to redeem loyalty points is deferred until those loyalty points are redeemed. Income related to our credit card agreement is classified within net sales on our Consolidated Statements of Operations.
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
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement.
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

Payroll, benefits, and other administrative expenses for our distribution centers recorded within operating expenses were $307 million, $320 million, and $386 million in fiscal 2024, 2023, and 2022, respectively. Research and development costs described in Accounting Standards Codification ("ASC") No. 730 are expensed as incurred. These costs primarily consist of payroll and related benefits attributable to time spent on research and development activities for new innovative products, technological improvements for existing products, and process innovation. Research and development expenses recorded within operating expenses under ASC 730 were $40 million, $37 million, and $46 million in fiscal 2024, 2023, and 2022, respectively.
The classification of expenses varies across the apparel retail industry. Accordingly, our cost of goods sold and occupancy expenses and operating expenses may not be comparable to those of other companies.
Impairment of Long-Lived Assets
We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events that result in an impairment review include a significant decrease in the operating performance of the long-lived asset, the decision to close a store, corporate facility, or distribution center, or adverse changes in business climate. Long-lived assets are considered impaired if the carrying amount exceeds the estimated undiscounted future cash flows of the asset or asset group over the estimated remaining life. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores is generally at the store level. The asset group for retail stores is comprised of both property and equipment and operating lease assets. For impaired assets, we recognize a loss equal to the difference between the carrying amount of the asset or asset group and its estimated fair value, which is recorded within operating expenses on the Consolidated Statements of Operations. The estimated fair value of the asset or asset group is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the related risk. For operating lease assets, the Company determines the estimated fair value of the assets by discounting the estimated market rental rates using available valuation techniques.
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
See Note 5 of Notes to Consolidated Financial Statements for related disclosures.
Advertising
Costs associated with the production of advertising, such as writing, printing, and other costs, are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television, magazine, and digital and social media costs, are expensed when the advertising event takes place or is made available. Advertising expense was $780 million, $882 million, and $1,039 million in fiscal 2024, 2023, and 2022, respectively, and is recorded within operating expenses on the Consolidated Statements of Operations.

Share-Based Compensation
Share-based compensation expense for stock options and other stock awards is determined based on the grant-date fair value. For units granted, whereby shares of common stock are issued for units as they vest (“Stock Units”), the fair value is determined either based on the Company’s stock price on the date of grant less future expected dividends during the vesting period or a Monte Carlo method for certain Stock Units granted with a market condition. We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options, which requires the input of subjective assumptions regarding the expected term, expected volatility, dividend yield, and risk-free interest rate. There were no stock options issued to employees during fiscal 2024 or fiscal 2023. For Stock Units and stock options, we recognize share-based compensation cost over the vesting period. We account for forfeitures as they occur. Share-based compensation expense is recorded primarily within operating expenses on the Consolidated Statements of Operations.
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
The aggregate transaction gains and losses recorded within operating expenses on the Consolidated Statements of Operations are as follows:

	Fiscal Year
($ in millions)	2024	2023	2022
Foreign currency transaction loss	$(37)	$(9)	$(59)
Realized and unrealized gain from certain derivative financial instruments	35	11	57
Net foreign exchange gain (loss)	$(2)	$2	$(2)
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
Accounting Pronouncement Recently Adopted
ASU No. 2022-04, Disclosure of Supplier Finance Program Obligations
In September 2022, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") No. 2022-04, Disclosure of Supplier Finance Program Obligations. The ASU is intended to enhance the transparency of the use of supplier finance programs by requiring additional disclosures about the program’s nature and potential magnitude, including a rollforward of the obligations and activity during the period. The ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2022, except for the amendment on rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. The ASU does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. We adopted the required guidance of this ASU on January 29, 2023 on a retrospective basis, except for the amendment on rollforward information which we adopted on a prospective basis for the fiscal year ended February 1, 2025. See Note 17 of Notes to Consolidated Financial Statements for information regarding our supply chain finance program.
ASU No. 2023-07, Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU for the fiscal year ended February 1, 2025. See Note 15 of Notes to Consolidated Financial Statements for related disclosures.
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
Note 2. Additional Financial Statement Information
Cash and Cash Equivalents
Cash and cash equivalents consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
Cash (1)	$2,025	$1,872
Money market funds	302	—
Time deposits and other debt securities	8	1
Cash and cash equivalents	$2,335	$1,873
__________
(1)Cash includes $67 million and $76 million of amounts in transit from banks for customer credit card and debit card transactions as of February 1, 2025 and February 3, 2024, respectively.
Short-Term Investments
Short-term investments consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
U.S. treasury securities	$132	$—
Corporate securities	121	—
Short-term investments	$253	$—
Other Current Assets
Other current assets consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
Accounts receivable	$301	$289
Derivative financial instruments	33	7
Prepaid income taxes and income taxes receivable	27	36
Right of returns asset	27	28
Prepaid minimum rent and occupancy expenses	24	31
Other	136	136
Other current assets	$548	$527

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
Furniture and equipment	$2,816	$2,805
Leasehold improvements	2,178	2,197
Land, buildings, and building improvements	1,145	1,140
Software	1,118	1,121
Construction-in-progress	169	177
Property and equipment, at cost	7,426	7,440
Less: Accumulated depreciation	(4,930)	(4,874)
Property and equipment, net of accumulated depreciation	$2,496	$2,566
Depreciation expense for property and equipment was $492 million, $513 million, and $531 million for fiscal 2024, 2023, and 2022, respectively.
Interest of $6 million, $5 million, and $7 million related to assets under construction was capitalized in fiscal 2024, 2023, and 2022, respectively.
See Note 7 of Notes to Consolidated Financial Statements for information regarding impairment charges.
Other Long-Term Assets
Other long-term assets consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
Long-term income tax-related assets	$533	$561
Goodwill	207	207
Trade names	59	54
Other	147	146
Other long-term assets	$946	$968
See Note 5 of Notes to Consolidated Financial Statements for additional disclosures on goodwill and other intangible assets.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
Accrued compensation and benefits	$442	$394
Deferred revenue	273	337
Accrued advertising	76	40
Sales return allowances	60	62
Other	232	275
Accrued expenses and other current liabilities	$1,083	$1,108
Other Long-Term Liabilities
Other long-term liabilities consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
Long-term income tax-related liabilities	$344	$319
Long-term asset retirement obligations (1)	27	28
Other	151	165
Other long-term liabilities	$522	$512
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
Net sales disaggregated by channel for fiscal 2024, 2023, and 2022 are as follows:

	Fiscal Year
($ in millions)	2024	2023 (2)	2022
Store and franchise sales	$9,332	$9,346	$9,651
Online sales (1)	5,754	5,543	5,965
Total net sales	$15,086	$14,889	$15,616
__________
(1)Online sales primarily include sales originating from our online channel including those that are picked up or shipped from stores and net sales from revenue-generating strategic initiatives.
(2)Fiscal 2023 includes incremental sales attributable to the 53rd week.

Net sales disaggregated by brand and region are as follows:

($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2024
U.S. (1)	$7,706	$2,531	$1,682	$1,311	$65	$13,295
Canada	649	326	168	39	—	1,182
Other regions	46	477	83	3	—	609
Total	$8,401	$3,334	$1,933	$1,353	$65	$15,086
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2023 (2)
U.S. (1)	$7,460	$2,470	$1,681	$1,310	$46	$12,967
Canada	674	332	170	45	—	1,221
Other regions	69	539	88	5	—	701
Total	$8,203	$3,341	$1,939	$1,360	$46	$14,889
($ in millions)	Old Navy Global	Gap Global	Banana Republic Global	Athleta Global	Other (3)	Total
Fiscal 2022
U.S. (1)	$7,471	$2,461	$1,829	$1,428	$12	$13,201
Canada	679	332	192	33	—	1,236
Other regions	84	981	95	19	—	1,179
Total	$8,234	$3,774	$2,116	$1,480	$12	$15,616
__________
(1)U.S. includes the United States and Puerto Rico.
(2)Fiscal 2023 includes incremental sales attributable to the 53rd week.
(3)Primarily consists of net sales from revenue-generating strategic initiatives.
We defer revenue when cash payments are received in advance of performance for unsatisfied obligations related to our gift cards, licensing agreements, outstanding loyalty points, and reimbursements of loyalty program rewards associated with our credit card agreement. For fiscal 2024, the opening balance of deferred revenue for these obligations was $337 million, of which $233 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $273 million as of February 1, 2025.
For fiscal 2023, the opening balance of deferred revenue for these obligations was $354 million, of which $253 million was recognized as revenue during the period. The closing balance of deferred revenue for these obligations was $337 million as of February 3, 2024.
In April 2021, the Company entered into agreements with Barclays and Mastercard relating to the Credit Card programs. The Company received an upfront payment of $60 million related to the agreements prior to the program launch in May 2022, which is being recognized as revenue over the term of the agreements. We also receive revenue sharing from our credit card agreement for private label and co-branded credit cards.
Note 4. Income Taxes
For financial reporting purposes, components of income (loss) before income taxes are as follows:

	Fiscal Year
($ in millions)	2024	2023	2022
United States	$977	$463	$(280)
Foreign	160	93	141
Income (loss) before income taxes	$1,137	$556	$(139)

The tax expense for income taxes consists of the following:

	Fiscal Year
($ in millions)	2024	2023	2022
Current:
Federal	$194	$63	$(35)
State	29	12	6
Foreign	43	43	50
Total current	266	118	21
Deferred:
Federal	(1)	(40)	24
State	21	(6)	15
Foreign	7	(18)	3
Total deferred	27	(64)	42
Total tax expense	$293	$54	$63
The difference between the effective tax rate and the U.S. federal statutory tax rate is as follows:

	Fiscal Year
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.4	2.5	(13.7)
Tax impact of foreign operations	(2.4)	(0.7)	(28.1)
Valuation allowances	3.5	(11.0)	(3.6)
Impact of divestiture activity	—	(1.6)	(21.6)
Other	(0.7)	(0.5)	0.7
Effective tax rate	25.8%	9.7%	(45.3)%
During fiscal 2023, we recorded a $65 million benefit for changes in U.S. and foreign valuation allowances and a $32 million benefit related to a U.S. transfer pricing settlement related to our sourcing activities.
During fiscal 2022, we recorded a $37 million expense related to foreign divestiture activity.

Deferred tax assets (liabilities) consist of the following:

($ in millions)	February 1, 2025	February 3, 2024
Gross deferred tax assets:
Operating lease liabilities	$1,037	$1,021
Accrued payroll and related benefits	108	86
Accruals	177	176
Inventory capitalization and other adjustments	51	75
Deferred income	43	53
Federal, state, and foreign net operating losses	179	197
Other	49	22
Total gross deferred tax assets	1,644	1,630
Valuation allowances	(261)	(233)
Total deferred tax assets, net of valuation allowances	1,383	1,397
Deferred tax liabilities:
Depreciation and amortization	(126)	(154)
Operating lease assets	(839)	(802)
Other	(18)	(11)
Total deferred tax liabilities	(983)	(967)
Net deferred tax assets	$400	$430
As of February 1, 2025, we had approximately $812 million of state and $552 million of foreign loss carryovers in multiple taxing jurisdictions that could be utilized to reduce tax liabilities of future years. We also had approximately $46 million of foreign tax credit carryovers as of February 1, 2025.
Approximately $677 million of state losses expire between fiscal 2025 and fiscal 2044, and $135 million of the state losses do not expire. Approximately $235 million of the foreign losses expire between fiscal 2025 and fiscal 2044, and $317 million of the foreign losses do not expire. The foreign tax credits begin to expire in fiscal 2029.
Valuation allowances are recorded if, based on the assessment of available evidence, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management must analyze all available positive and negative evidence regarding realization of the deferred tax assets and make an assessment of the likelihood of sufficient future taxable income. We have provided valuation allowances of $261 million on certain federal, state, and foreign deferred tax assets that were not deemed realizable based upon estimates of future taxable income.

The activity related to our unrecognized tax benefits is as follows:

	Fiscal Year
($ in millions)	2024	2023	2022
Balance at beginning of fiscal year	$343	$344	$359
Increases related to current year tax positions	13	12	11
Prior year tax positions:
Increases	22	21	1
Decreases	(1)	(30)	(24)
Lapse of Statute of Limitations	(1)	(1)	—
Cash settlements	(1)	(3)	(2)
Foreign currency translation	(1)	—	(1)
Balance at end of fiscal year	$374	$343	$344
Of the total unrecognized tax benefits as of February 1, 2025, February 3, 2024, and January 28, 2023, approximately $354 million, $325 million, and $326 million, respectively, represents the amount that, if recognized, would favorably affect the effective income tax rate in future periods.
During fiscal 2024, 2023, and 2022, net interest expense of $17 million, $4 million, and $12 million, respectively, has been recognized on the Consolidated Statements of Operations relating to income tax liabilities.
As of February 1, 2025 and February 3, 2024, the Company had total accrued interest related to income tax liabilities of $66 million and $49 million, respectively. There were no accrued penalties related to income tax liabilities as of February 1, 2025 or February 3, 2024.
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
The IRS has examined the Company’s federal income tax returns and has sought to disallow research credits for tax years 2009 through 2013. Having exhausted all administrative avenues, the Company filed a petition in U.S. Tax Court on December 20, 2024. The Company believes the research credits taken are appropriate and intends to defend its position. The gross amount of research credits at issue for tax years 2009 through 2013 is approximately $41 million.
The Company engages in continual discussions with taxing authorities regarding tax matters in the various U.S. and foreign jurisdictions in the normal course of business. As of February 1, 2025, we do not expect any material impacts to the Consolidated Statements of Operations due to the settlement of audits within the next 12 months.

Note 5. Goodwill and Other Intangible Assets
The following goodwill and other intangible assets are included in other long-term assets on the Consolidated Balance Sheets:

($ in millions)	February 1, 2025	February 3, 2024
Goodwill	$207	$207
Trade names	$59	$54
Intangible assets subject to amortization	$54	$54
Less: Accumulated amortization	(44)	(36)
Intangible assets subject to amortization, net	$10	$18
The amortization expense for intangible assets subject to amortization recorded in cost of goods sold and occupancy expenses on the Consolidated Statements of Operations was $8 million, $9 million, and $9 million for fiscal 2024, 2023, and 2022, respectively.
We did not recognize any impairment charges for goodwill or other intangible assets in fiscal 2024, 2023, or 2022.
Note 6. Debt and Credit Facilities
Long-term debt recorded on the Consolidated Balance Sheets consists of the following:

($ in millions)	February 1, 2025	February 3, 2024
2029 Notes	$750	$750
2031 Notes	750	750
Less: Unamortized debt issuance costs	(10)	(12)
Total long-term debt	$1,490	$1,488
The scheduled maturity of the Senior Notes is as follows:

($ in millions)	Principal	Interest Rate	Interest Payments
October 1, 2029 (1)	$750	3.625%	Semi-Annual
October 1, 2031 (2)	750	3.875%	Semi-Annual
Total issuance	$1,500
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
We have $1.5 billion aggregate principal amount of the 3.625 percent senior notes due 2029 ("2029 Notes") and 3.875 percent senior notes due 2031 ("2031 Notes") (the 2029 Notes and the 2031 Notes, collectively, the "Senior Notes"). As of February 1, 2025, the aggregate estimated fair value of the Senior Notes was $1.34 billion and was based on the quoted market prices for each of the Senior Notes (level 1 inputs) as of the last business day of the fiscal year. The aggregate principal amount of the Senior Notes is recorded in long-term debt on the Consolidated Balance Sheet, net of the unamortized debt issuance costs.
Our ABL Facility has a $2.2 billion borrowing capacity and generally bears interest at a per annum rate based on Secured Overnight Financing Rate ("SOFR") (subject to a zero floor) plus a margin, depending on borrowing base availability. The ABL Facility is scheduled to expire in July 2027 and is available for working capital, capital expenditures, and other general corporate purposes.

There were no borrowings under the ABL Facility as of February 1, 2025 and February 3, 2024.
We also have the ability to issue letters of credit on our ABL Facility. As of February 1, 2025, we had $46 million in standby letters of credit issued under the ABL Facility.
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
There were no material purchases, sales, issuances, or settlements related to recurring level 3 measurements during fiscal 2024 or 2023.
Financial Assets and Liabilities
Financial assets and liabilities measured at fair value on a recurring basis and cash equivalents are as follows:

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 1, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$310	$302	$8	$—
Short-term investments	253	132	121	—
Derivative financial instruments	33	—	33	—
Deferred compensation plan assets	36	36	—	—
Other assets	3	—	—	3
Total	$635	$470	$162	$3
Liabilities:
Derivative financial instruments	$—	$—	$—	$—

		Fair Value Measurements at Reporting Date Using
($ in millions)	February 3, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1	$—	$1	$—
Derivative financial instruments	7	—	7	—
Deferred compensation plan assets	31	31	—	—
Other assets	4	—	—	4
Total	$43	$31	$8	$4
Liabilities:
Derivative financial instruments	$8	$—	$8	$—
We have highly liquid fixed and variable income investments classified as cash equivalents and short-term investments. All highly liquid investments with original maturities of three months or less at the time of purchase are classified as cash and cash equivalents on the Consolidated Balance Sheets. Our cash equivalents are comprised of money market funds and time deposits recorded at amortized cost, which approximates fair value, as well as debt securities recorded at fair value using market prices for identical or similar assets. We also have highly liquid investments with original maturities of greater than three months and less than two years that are classified as short-term investments on the Consolidated Balance Sheet. These debt securities are also recorded at fair value using market prices for identical or similar assets.
There were no material realized or unrealized gains or losses or impairment charges related to short-term investments during fiscal 2024.
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
Nonfinancial Assets
Long-lived assets, which for us primarily consist of property and equipment and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The estimated fair value of the long-lived assets is based on discounted future cash flows of the asset or asset group using a discount rate commensurate with the risk. For operating lease assets, the Company determines the estimated fair value of the assets by comparing discounted contractual rent payments to estimated market rental rates using available valuation techniques. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
See Note 1 of Notes to Consolidated Financial Statements for further information regarding the impairment of long-lived assets.

We recorded the following long-lived asset impairment charges in operating expenses on the Consolidated Statements of Operations:

	Fiscal Year
($ in millions)	2024	2023	2022
Operating lease assets (1)	$—	$4	$33
Store assets (2)	1	3	18
Total impairment charges of long-lived assets	$1	$7	$51
__________
(1)The impairment charge reduced the then carrying amount of the applicable operating lease assets of $51 million and $248 million to their fair value of $47 million and $215 million during fiscal 2023 and 2022, respectively. There were no material impairment charges for operating lease assets during fiscal 2024.
(2)The impairment charge reduced the then carrying amount of the applicable store assets of $2 million, $4 million, and $21 million to their fair value of $1 million, $1 million, and $3 million during fiscal 2024, 2023, and 2022, respectively.
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

Outstanding Notional Amounts
As of February 1, 2025 and February 3, 2024, we had foreign exchange forward contracts outstanding in the following notional amounts:

($ in millions)	February 1, 2025	February 3, 2024
Derivatives designated as cash flow hedges	$363	$381
Derivatives not designated as hedging instruments	419	568
Total	$782	$949
Quantitative Disclosures about Derivative Financial Instruments
The fair values of foreign exchange forward contracts are as follows:

($ in millions)	February 1, 2025	February 3, 2024
Derivatives designated as cash flow hedges:
Other current assets	$20	$6
Accrued expenses and other current liabilities	—	2

Derivatives not designated as hedging instruments:
Other current assets	13	1
Accrued expenses and other current liabilities	—	6

Total derivatives in an asset position	$33	$7
Total derivatives in a liability position	$—	$8
All of the unrealized gains and losses from designated cash flow hedges as of February 1, 2025 will be recognized in income within the next 12 months at the then-current values, which may differ from the fair values as of February 1, 2025 shown above.
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
See Note 7 of Notes to Consolidated Financial Statements for disclosures on the fair value measurements of our derivative financial instruments.

The pre-tax amounts recognized in net income (loss) related to derivative instruments are as follows:

	Location and Amount of Gain Recognized in Net Income (Loss)
	Fiscal Year 2024		Fiscal Year 2023		Fiscal Year 2022
($ in millions)	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses	Cost of goods sold and occupancy expenses	Operating expenses
Total amount of expense line items presented on the Consolidated Statements of Operations in which the effects of derivatives are recorded	$8,859	$5,115	$9,114	$5,215	$10,257	$5,428

Gain recognized in net income (loss):
Derivatives designated as cash flow hedges	$(15)	$—	$(18)	$—	$(33)	$—
Derivatives not designated as hedging instruments	—	(35)	—	(11)	—	(57)
Total gain recognized in net income (loss)	$(15)	$(35)	$(18)	$(11)	$(33)	$(57)
Note 9. Common Stock
Common and Preferred Stock
The Company is authorized to issue 2.3 billion shares of common stock. We are also authorized to issue 60 million shares of Class B common stock, which is convertible into shares of common stock on a share-for-share basis. Transfer of the Class B shares is restricted. In addition, the holders of the Class B common stock have six votes per share on most matters and are entitled to a lower cash dividend. No Class B shares have been issued as of February 1, 2025.
The Company is authorized to issue 30 million shares of one or more series of preferred stock, which has a par value of $0.05 per share, and to establish at the time of issuance the issue price, dividend rate, redemption price, liquidation value, conversion features, and such other terms and conditions of each series (including voting rights) as the Board deems appropriate, without further action on the part of the stockholders. No preferred shares have been issued as of February 1, 2025.
Share Repurchases
Share repurchase activity is as follows:

	Fiscal Year
($ and shares in millions except average per share cost)	2024	2023	2022
Number of shares repurchased (1)	3	—	11
Total cost	$75	$—	$123
Average per share cost including commissions	$23.86	$—	$11.59
__________
(1)Excludes shares withheld to settle employee tax withholding payments related to the vesting of stock units.
In February 2019, the Board approved a $1.0 billion share repurchase authorization. The February 2019 repurchase program had $401 million remaining as of February 1, 2025. All common stock repurchased is immediately retired.

Note 10. Share-Based Compensation
Share-based compensation expense is as follows:

	Fiscal Year
($ in millions)	2024	2023	2022
Stock Units	$121	$74	$26
Stock options	2	3	7
Employee stock purchase plan	3	3	4
Share-based compensation expense	126	80	37
Less: Income tax benefit	(22)	(14)	(14)
Share-based compensation expense, net of tax	$104	$66	$23
No material share-based compensation expense was capitalized in fiscal 2024, 2023, or 2022.
There were no material modifications made to our outstanding stock options and Stock Units in fiscal 2024, 2023, or 2022.
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
As of February 1, 2025, there were 311,586,781 shares that have been authorized for issuance under the 2016 Plan.
Stock Units
Under the 2016 Plan, Stock Units are granted to employees and members of the Board. Vesting generally occurs over a period of three to four years of continued service by the employee in equal annual installments for the majority of the Stock Units granted. Vesting is immediate in the case of members of the Board.
In some cases, Stock Unit vesting is also subject to the attainment of pre-determined performance metrics and/or the satisfaction of market conditions ("Performance Shares"). At the end of each reporting period, we evaluate the probability that the Performance Shares will vest. We record share-based compensation expense on an accelerated basis over a period of three to four years once granted, based on the grant-date fair value and the probability that the pre-determined performance metrics will be achieved. We use the Monte Carlo method to calculate the grant date fair value of Performance Shares containing a market condition. The Monte Carlo method incorporates option-pricing model inputs to value the Performance Shares and estimate the total shareholder return ranking among our peer group.
A summary of Stock Unit activity under the 2016 Plan for fiscal 2024 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Balance as of February 3, 2024	18,822,475	$11.72
Granted	6,398,770	$23.21
Granted, with vesting subject to performance and market conditions	2,228,916	$25.83
Vested	(5,881,262)	$11.63
Forfeited	(3,720,849)	$18.17
Balance as of February 1, 2025	17,848,050	$16.28

A summary of additional information about Stock Units is as follows:

	Fiscal Year
($ in millions except per share amounts)	2024	2023	2022
Weighted-average fair value per share of Stock Units granted	$23.89	$9.41	$11.92
Fair value of Stock Units vested	$68	$82	$83
The aggregate intrinsic value of unvested Stock Units as of February 1, 2025 was $430 million.
As of February 1, 2025, there was $188 million (before any related tax benefit) of unrecognized share-based compensation expense related to unvested Stock Units, which is expected to be recognized over a weighted-average period of 1.8 years. Total unrecognized share-based compensation expense may be adjusted for future forfeitures as they occur.
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
There were no stock options issued to employees during fiscal 2024 or 2023. The fair value of stock options issued to employees during fiscal 2022 was estimated on the date of grant using the following assumptions:

Fiscal Year
2022
Expected term (in years)	4.6
Expected volatility	51.7%
Dividend yield	4.0%
Risk-free interest rate	2.5%
A summary of stock option activity under the 2016 Plan for fiscal 2024 is as follows:

	Shares	Weighted- Average Exercise Price Per Share
Balance as of February 3, 2024	4,885,718	$21.59
Granted	—	$—
Exercised	(1,206,015)	$11.52
Forfeited/Expired	(535,456)	$28.90
Balance as of February 1, 2025	3,144,247	$24.21
A summary of additional information about stock options is as follows:

	Fiscal Year
($ in millions except per share amounts)	2024	2023	2022
Weighted-average fair value per share of stock options granted	$—	$—	$4.66
Aggregate intrinsic value of stock options exercised	$17	$7	$2
Fair value of stock options vested	$3	$6	$13

Information about stock options outstanding and exercisable as of February 1, 2025 is as follows:

	Intrinsic Value as of February 1, 2025 (in millions)	Number of Shares as of February 1, 2025	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share
Options Outstanding	$10	3,144,247	3.8	$24.21
Options Exercisable	$9	2,894,965	3.6	$24.76
Employee Stock Purchase Plan
Under our Employee Stock Purchase Plan (“ESPP”), eligible U.S. and Canadian employees are able to purchase our common stock at 85 percent of the closing price on the New York Stock Exchange on the last day of the three-month purchase periods. Accordingly, compensation expense is recognized for an amount equal to the 15 percent discount. Employees pay for their stock purchases through payroll deductions at a rate equal to any whole percentage from 1 percent to 15 percent. There were 935,816, 1,945,332, and 2,337,159 shares issued under the ESPP in fiscal 2024, 2023 and 2022, respectively. As of February 1, 2025, there were 9,700,716 shares reserved for future issuances under the ESPP.
Note 11. Leases
Net lease cost recognized on our Consolidated Statements of Operations is summarized as follows:

	Fiscal Year
($ in millions)	2024	2023
Operating lease cost	$891	$823
Variable lease cost	363	443
Net lease cost	$1,254	$1,266

As of February 1, 2025, the maturities of lease liabilities based on the total minimum lease commitment amount including options to extend lease terms that are reasonably certain of being exercised are as follows:

($ in millions)
Fiscal Year
2025	$858
2026	832
2027	695
2028	582
2029	489
Thereafter	1,565
Total minimum lease payments	5,021
Less: Interest	(1,036)
Present value of operating lease liabilities	3,985
Less: Current portion of operating lease liabilities	(632)
Long-term operating lease liabilities	$3,353
During fiscal 2024 and 2023, non-cash operating lease asset activity, net of remeasurements and modifications, was $784 million and $544 million, respectively. As of February 1, 2025 and February 3, 2024, the minimum lease commitment amount for operating leases signed but not yet commenced, primarily for retail stores, was $59 million and $62 million, respectively.
As of February 1, 2025 and February 3, 2024, the weighted-average remaining operating lease term was 7.2 years and 7.7 years, respectively, and the weighted-average discount rate was 6.4 percent for operating leases recognized on our Consolidated Financial Statements.
As of February 1, 2025 and February 3, 2024, the Company's finance leases were not material to our Consolidated Financial Statements.
See Note 1 of Notes to Consolidated Financial Statements for additional disclosures related to leases.
Note 12. Employee Benefit Plans
We have two qualified defined contribution retirement plans, the GapShare 401(k) Plan and the GapShare Puerto Rico Plan (the “GapShare Plans”), which are available to employees who meet the eligibility requirements. The GapShare Plans permit eligible employees to make contributions up to the maximum limits allowable under the applicable Internal Revenue Codes. Under the GapShare Plans, we match, in cash, all or a portion of employees’ contributions under a predetermined formula. Our contributions vest immediately. Our matching contributions to the GapShare Plans were $48 million, $49 million, and $49 million in fiscal 2024, 2023, and 2022, respectively.
We maintain the Gap, Inc. Deferred Compensation Plan, which allows eligible employees to defer base compensation and bonus up to a maximum percentage, and non-employee directors to defer receipt of a portion of their Board fees. Plan investments are directed by participants and are recorded at market value and designated for the DCP. The fair value of the Company’s DCP assets is determined based on quoted market prices, and the assets are recorded within other long-term assets on the Consolidated Balance Sheets. As of February 1, 2025 and February 3, 2024, the assets related to the DCP were $36 million and $31 million, respectively. As of February 1, 2025 and February 3, 2024, the corresponding liabilities related to the DCP were $36 million and $31 million, respectively, and were recorded within other long-term liabilities on the Consolidated Balance Sheets. We match all or a portion of employees’ contributions under a predetermined formula. Plan investments are elected by the participants, and investment returns are not guaranteed by the Company. Our matching contributions to the DCP in fiscal 2024, 2023, and 2022 were not material.

Note 13. Earnings (Loss) per Share
Weighted-average number of shares used for earnings (loss) per share is as follows:

	Fiscal Year
(shares in millions)	2024	2023	2022
Weighted-average number of shares—basic	376	370	367
Common stock equivalents (1)	8	6	—
Weighted-average number of shares—diluted	384	376	367
__________
(1)For fiscal 2022, the dilutive impact of outstanding options and awards was excluded from dilutive shares as a result of the Company’s net loss for the period.
The anti-dilutive shares related to stock options and Stock Units excluded from the computation of weighted-average number of shares—diluted were 2 million, 6 million, and 11 million for fiscal 2024, 2023, and 2022, respectively, as their inclusion would have an anti-dilutive effect on earnings (loss) per share.
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
As a multinational company, we are subject to various Actions arising in the ordinary course of our business. Many of these Actions raise complex factual, tax, and legal issues and are subject to uncertainties. As of February 1, 2025, Actions filed against us included commercial, intellectual property, customer, employment, securities, and data privacy claims, including class action lawsuits. The plaintiffs in some Actions seek unspecified damages or injunctive relief, or both. In addition, we have filed a petition in the U.S. Tax Court to defend research credits taken in prior years. See Note 4 of Notes to Consolidated Financial Statements for further details. Actions are in various procedural stages and some are covered in part by insurance. As of February 1, 2025 and February 3, 2024, we recorded a liability for an estimated loss if the outcome of an Action is expected to result in a loss that is considered probable and reasonably estimable. The liability recorded as of February 1, 2025 and February 3, 2024 was not material for any individual Action or in total. Subsequent to February 1, 2025 and through the filing date of March 18, 2025, no information has become available that indicates a change is required that would be material to our Consolidated Financial Statements taken as a whole.
We cannot predict with assurance the outcome of Actions brought against us. Accordingly, developments, settlements, or resolutions may occur and impact income in the quarter of such development, settlement, or resolution. However, we do not believe that the outcome of any current Action would have a material effect on our Consolidated Financial Statements taken as a whole.

Note 15. Segment Information
We identify our operating segments according to how our business activities are managed and evaluated. As of February 1, 2025, our operating segments included: Old Navy Global, Gap Global, Banana Republic Global, and Athleta Global. Each of our brands serves customer demand through our store and franchise channel and our online channel, leveraging our omni-channel capabilities that allow customers to shop seamlessly across all of our brands. Additionally, our products, suppliers, customers, methods of distribution, and regulatory environment are similar across our brands. We have determined that each of our operating segments share similar qualitative and economic characteristics, and therefore the results of our operating segments are aggregated into one reportable segment as of February 1, 2025. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments.
Gap Inc.’s chief operating decision maker ("CODM") is our President and Chief Executive Officer. The CODM reviews measures of segment profit or loss by comparing budgeted versus actual and forecasted results, for purposes of assessing performance, allocating resources, and making decisions. The measure of segment assets is reported on the Consolidated Balance Sheets in total.
The following table presents information for segment profit (loss) and significant expenses:

	Fiscal Year
($ in millions)	2024	2023	2022
Net sales	$15,086	$14,889	$15,616
Cost of goods sold	6,984	7,202	8,317
Occupancy expenses (1)	1,875	1,912	1,940
Operating expenses (2)	5,115	5,215	5,428
Operating income (loss)	$1,112	$560	$(69)
__________
(1)Occupancy expenses include lease and other occupancy related cost, depreciation, and amortization related to our store operations, distribution centers, information technology, and certain corporate functions.
(2)Operating expenses primarily include payroll and benefits expenses, advertising expenses, information technology expenses and maintenance costs, and other administrative expenses.
Long-lived assets, excluding long-term deferred tax assets, by geographic location are as follows:

($ in millions)	February 1, 2025	February 3, 2024
U.S. (1)	$5,700	$5,614
Other regions	582	605
Total long-lived assets	$6,282	$6,219
__________
(1)U.S. includes the United States and Puerto Rico.
See Note 3 of Notes to Consolidated Financial Statements for disaggregation of revenue by channel and by brand and region.
Note 16. Divestitures
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
Note 17. Supply Chain Finance Program
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
We may agree to side letters with participating financial institutions related to the SCF program that require us to transfer a certain amount of cash to be used as collateral for our payment obligations in a specified period. These collateral amounts, if applicable, are classified as restricted cash on our Consolidated Balance Sheets. There were no collateral amounts under the SCF program as of February 1, 2025 and February 3, 2024. The collateral amount under the SCF program was $30 million as of January 28, 2023. Additionally, our lenders under the ABL Facility who also participate in the SCF program have their related financings secured pursuant to the terms of the ABL Facility.
The Company's outstanding obligations under the SCF program were $387 million and $373 million as of February 1, 2025 and February 3, 2024, respectively, and were included in accounts payable on the Consolidated Balance Sheets. A rollforward of our outstanding obligations under the SCF program for fiscal 2024 is as follows:

Fiscal Year
($ in millions)	2024
Obligations outstanding at beginning of fiscal year	$373
Invoices added during the fiscal year	2,685
Invoices settled during the fiscal year	(2,671)
Obligations outstanding at end of fiscal year	$387

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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (released in 2013). Based on the assessment, management concluded that as of February 1, 2025, our internal control over financial reporting is effective. The Company’s internal control over financial reporting as of February 1, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
During the 13 weeks ended February 1, 2025, none of our directors or Section 16 officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408(a) of Regulation S-K, except as follows:
On December 13, 2024, Horacio (Haio) Barbeito, President and CEO of Old Navy, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell up to 396,367 shares of Gap Inc. common stock. Unless otherwise terminated pursuant to its terms, the plan will terminate on April 30, 2025, or when all shares under the plan are sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference to the sections entitled “Proposal No. 1—Election of Directors—Nominees for Election as Directors,” “Proposal No. 1—Election of Directors—Director Selection and Qualification,” “Corporate Governance—Board Committees—Audit and Finance Committee,” "Corporate Governance—Insider Trading Policy and Restrictions on Hedging and Pledging" and "Beneficial Ownership of Shares—Delinquent Section 16(a) Reports" in the 2025 Proxy Statement. See also “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K.

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
Item 11. Executive Compensation.
The information required by this item is incorporated herein by reference to the sections entitled “Compensation of Directors,” “Corporate Governance—Board Committees—Compensation and Management Development Committee—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” "Compensation Committee Report" and “Executive Compensation” in the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Beneficial Ownership of Shares—Beneficial Ownership Table” in the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated herein by reference to the sections entitled "Proposal No. 1—Election of Directors—Director Independence," “Corporate Governance—Policies and Procedures with Respect to Related Party Transactions” and “Corporate Governance—Certain Relationships and Related Transactions” in the 2025 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is incorporated herein by reference to the section entitled “Proposal No. 2—Ratification of Selection of Independent Accountant—Principal Accounting Firm Fees” in the 2025 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.

3.	Exhibits: The exhibits listed in the below Exhibit Index are filed or incorporated by reference as part of this Form 10-K.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation.	10-Q	1-7562	3.1	August 30, 2024

3.2	Amended and Restated Bylaws (effective August 15, 2022).	10-Q	1-7562	3.3	August 26, 2022

4.1	Indenture, dated as of September 27, 2021, by and among the Registrant, the Guarantors party thereto and U.S. Bank National Association as trustee, registrar and paying agent.	8-K	1-7562	4.1	September 28, 2021

4.2	Form of 3.625% Senior Note due 2029, included as Exhibit A-1 to the Indenture.	8-K	1-7562	4.2	September 28, 2021

4.3	Form of 3.875% Senior Note due 2031, included as Exhibit A-2 to the Indenture.	8-K	1-7562	4.3	September 28, 2021

4.4	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.					X

10.1	Fourth Amended and Restated Revolving Credit Agreement dated as of July 13, 2022.	10-Q	1-7562	10.1	November 22, 2022

10.2	Amendment No. 1, dated as of March 27, 2024, to Fourth Amended and Restated Revolving Credit Agreement, dated as of July 13, 2022.	10-Q	1-7562	10.4	May 31, 2024

10.3*	Credit Card Program Agreement, dated as of April 8, 2021, by and among the Registrant, Old Navy, LLC, Banana Republic, LLC, Athleta LLC and Barclays Bank Delaware.	10-Q	1-7562	10.4	May 28, 2021

10.4†	Executive Management Incentive Compensation Award Plan.	DEF 14A	1-7562	App. A	April 7, 2015

10.5†	Deferred Compensation Plan, amended and restated effective January 1, 2023.	10-K	1-7562	10.12	March 14, 2023

10.6†	Amended and Restated 2011 Long-Term Incentive Plan (effective February 26, 2014).	8-K	1-7562	10.1	March 6, 2014

10.7†	2016 Long-Term Incentive Plan (effective May 17, 2016).	DEF 14A	1-7562	App. A	April 5, 2016

10.8†	Amended and Restated 2016 Long-Term Incentive Plan (effective February 22, 2017).	10-K	1-7562	10.30	March 20, 2018

10.9†	Amended and Restated 2016 Long Term-Incentive Plan (effective May 21, 2019).	DEF 14A	1-7562	App. A	April 9, 2019

10.10†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 11, 2021).	DEF 14A	1-7562	App. B	March 30, 2021

10.11†	Amended and Restated 2016 Long-Term Incentive Plan (effective May 9, 2023).	DEF 14A	1-7562	App. A	March 29, 2023

10.12†	Amended and Restated 2016 Long-Term Incentive Plan (effective July 1, 2024).					X

10.13†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 6, 2014

10.14†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 6, 2015

10.15†	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan.	10-K	1-7562	10.60	March 21, 2016

10.16†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2017

10.17†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 16, 2018

10.18†	Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2019

10.19†	2020 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 13, 2020

10.20†	2021 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 9, 2021

10.21†	2022 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 11, 2022

10.22†	2023 Form of Non-Qualified Stock Option Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 10, 2023

10.23†	2021 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 9, 2021

10.24†	2022 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 11, 2022

10.25†	2023 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 10, 2023

10.26†	2024 Form of Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 15, 2024

10.27†	Form of Amendment No. 1 to 2024 Performance Share Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	October 11, 2024

10.28†	2020 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 13, 2020

10.29†	2021 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 9, 2021

10.30†	2022 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 11, 2022

10.31†	2023 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	March 10, 2023

10.32†	2024 Form of Restricted Stock Unit Award Agreement under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.1	March 15, 2024

10.33†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2011 Long-Term Incentive Plan.	10-Q	1-7562	10.10	June 8, 2011

10.34†	Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 9, 2017

10.35†	2020 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	March 13, 2020

10.36†	2024 Form of Director Stock Unit Agreement and Stock Unit Deferral Election Form under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	March 15, 2024

10.37†	Letter Agreement dated March 5, 2020 by and between Mark Breitbard and the Registrant.	10-K	1-7562	10.57	March 17, 2020

10.38†	Letter Agreement dated March 6, 2020 by and between Katrina O'Connell and the Registrant.	10-K	1-7562	10.74	March 17, 2020

10.39†	Letter Agreement dated June 2, 2022 by and between Horacio Barbeito and the Registrant.	10-Q	1-7562	10.3	August 26, 2022

10.40†	Letter Agreement dated July 21, 2023 by and between Richard Dickson and the Registrant.	8-K	1-7562	10.1	July 26, 2023

10.41†	Summary of Relocation Benefits for Richard Dickson.	10-Q	1-7562	10.6	August 25, 2023

10.42†	Letter Agreement dated July 18, 2023 by and between Chris Blakeslee and the Registrant.	10-K	1-7562	10.60	March 19, 2024

10.43†	The Gap, Inc. Senior Executive Severance Plan (effective July 1, 2024).	8-K	1-7562	10.1	June 28, 2024

10.44†	Participation Agreement with Chris Blakeslee under The Gap, Inc. Senior Executive Severance Plan.	10-Q	1-7562	10.2	August 30, 2024

10.45†	Form of Inducement Restricted Stock Unit Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.2	July 26, 2023

10.46†	Form of Make-Whole Restricted Stock Unit Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.3	July 26, 2023

10.47†	Form of Make-Whole Performance Share Agreement with Richard Dickson under the 2016 Long-Term Incentive Plan.	8-K	1-7562	10.4	July 26, 2023

10.48†	Form of Make-Whole Restricted Stock Unit Agreement with Chris Blakeslee under the 2016 Long-Term Incentive Plan.	10-K	1-7562	10.66	March 19, 2024

10.49†	Form of Make-Whole Performance Share Agreement with Chris Blakeslee under the 2016 Long-Term Incentive Plan.	10-K	1-7562	10.67	March 19, 2024

19	Securities Law Compliance Manual.					X

21	Subsidiaries of Registrant.					X

23	Consent of Independent Registered Public Accounting Firm.					X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of The Gap, Inc. (Section 302 of the Sarbanes-Oxley Act of 2002).					X

32.1	Certification of the Chief Executive Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of the Chief Financial Officer of The Gap, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Gap Inc. Executive Compensation Recoupment Policy.	10-K	1-7562	97	March 19, 2024

101
The following materials from The Gap, Inc.’s Annual Report on Form 10-K for the year ended February 1, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
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

THE GAP, INC.

Date:	March 18, 2025	By	/s/ RICHARD DICKSON
Richard Dickson President, Chief Executive Officer, and Director (Principal Executive Officer)

Date:	March 18, 2025	By	/s/ KATRINA O'CONNELL
Katrina O'Connell Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 18, 2025	By	/s/ SALAAM COLEMAN SMITH
Salaam Coleman Smith, Director

Date:	March 18, 2025	By	/s/ ELISABETH B. DONOHUE
Elisabeth B. Donohue, Director

Date:	March 18, 2025	By	/s/ ROBERT J. FISHER
Robert J. Fisher, Director

Date:	March 18, 2025	By	/s/ WILLIAM S. FISHER
William S. Fisher, Director

Date:	March 18, 2025	By	/s/ TRACY GARDNER
Tracy Gardner, Director

Date:	March 18, 2025	By	/s/ KATHRYN A. HALL
Kathryn A. Hall, Director

Date:	March 18, 2025	By	/s/ AMY MILES
Amy Miles, Director

Date	March 18, 2025	By	/s/ CHRIS O'NEILL
Chris O'Neill, Director

Date:	March 18, 2025	By	/s/ MAYO A. SHATTUCK III
Mayo A. Shattuck III, Director

Date:	March 18, 2025	By	/s/ TARIQ SHAUKAT
Tariq Shaukat, Director